Form 10-Q
period 1995-04-30
REX STORES CORP
filed 1995-06-08
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ending April 30, 1995

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from          to
                               --------    --------


Commission File Number 0-13283

                      REX Stores Corporation
      (Exact name of registrant as specified in its charter)


               Delaware                       No. 31-1095548
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)


    2875 Needmore Road, Dayton, Ohio               45414
 (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code   513-276-3931

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ( )

At the close of business on June 8, 1995, the registrant had 8,925,173 shares of Common Stock, par value $.01 per share, outstanding.
             REX STORES CORPORATION AND SUBSIDIARIES

                              INDEX


                                                                       Page


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Condensed Balance Sheets.........               3
            Consolidated Statements of Income.............               5
            Consolidated Statements of Shareholders'
              Equity......................................               6
            Consolidated Statements of Cash Flows.........               7
            Notes to Consolidated Financial Statements....               8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................              10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................              13


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                     April 30    January 31     April 30
                                       1995        1995           1994
                                               (In Thousands)

ASSETS:
  Cash and cash equivalents         $    4,008   $  12,663     $   9,597
  Short-term investments                 1,555       1,555           630
  Accounts receivable, net                 495       1,077            82
  Merchandise inventory                131,284     115,347        97,596
  Prepaid expenses and other             1,722       1,470         1,597
  Prepaid income taxes and future
    income tax benefits                  2,860       2,860         2,563
                                    ----------   ---------     ---------
      Total current assets             141,924     134,972       112,065

NET LAND, BUILDINGS AND EQUIPMENT       50,931      50,025        25,687
FUTURE INCOME TAX BENEFIT                7,619       7,619         6,709
                                    ----------   ---------     ---------
      Total assets                  $  200,474   $ 192,616     $ 144,461
                                    ==========   =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                      $  2,956    $    -        $    -
  Current portion of long-term debt     1,687        1,680           607
  Accounts payable, trade              42,931       33,295        39,299
  Accrued income taxes                    504        3,343          -
  Current portion, deferred income
    and gain on sale and leaseback      7,670        7,376         6,658
  Accrued payroll and related           4,446        6,082         3,590
  Other liabilities                     4,758        4,499         4,278
                                    ---------    ---------     ---------
      Total current liabilities        64,952       56,275        54,432
                                    ---------    ---------     ---------


Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       25,129       25,595        12,993
  Deferred income                      13,857       13,573        10,803
  Deferred gain on sale and
    leaseback                           7,678        7,779         9,442
                                    ---------    ---------     ---------
      Total long-term liabilities      46,664       46,947        33,238
                                    ---------    ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock                             95           94            80
  Treasury stock                       (3,882)      (1,618)       (1,915)
  Paid-in capital                      56,243       56,090        35,251
  Retained earnings                    36,402       34,828        23,375
                                    ---------    ---------     ---------
      Total shareholders' equity       88,858       89,394        56,791
                                    ---------    ---------     ---------
      Total liabilities and
        shareholders' equity        $ 200,474    $ 192,616     $ 144,461
                                    =========    =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months Ended
                                         April 30
                                  1995              1994

                         (In Thousands, Except Per Share Amounts)

NET SALES                        $  87,427        $  69,134
                                 ---------        ---------

COSTS AND EXPENSES:
  Cost of merchandise sold          65,602           50,768
  Selling, general and
    administrative expenses         18,642           16,254
                                 ---------        ---------

Total costs and expenses            84,244           67,022
                                 ---------        ---------

INCOME FROM OPERATIONS               3,183            2,112

INVESTMENT INCOME                      109              101
INTEREST EXPENSE                       691              322
                                 ---------        ---------

Income before income taxes           2,601            1,891

PROVISION FOR INCOME TAXES           1,027              748
                                 ---------        ---------

NET INCOME                       $   1,574        $   1,143
                                 =========        =========
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING            9,429            8,217
                                 =========        =========
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE        $     .17        $     .14
                                 =========        =========

[FN]

              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      In Thousands

                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
Balance at
  April 30, 1994   8,039   $   80   460     $1,915  $35,251   $23,375

Common stock
  issued           1,381       14   (88)      (297)  20,839       -

Net income           -        -     -          -        -      11,453
                   -----   ------   ---     ------  -------   -------

Balance at
  January 31, 1995 9,420   $   94   372     $1,618  $56,090   $34,828

Common stock
  issued              37        1   -          -        153       -

Treasury stock
  acquired           -        -     162      2,264      -         -

Net income           -        -     -          -        -       1,574
                   -----   ------   ---     ------  -------   -------
Balance at
  April 30, 1995   9,457   $   95   534     $3,882  $56,243   $36,402
                   =====   ======   ===     ======  =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended
                                                    April 30
                                                1995         1994
                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  1,574  $  1,143
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization                    502       331
     Deferred income                                  579       437
     Accounts receivable                              582       592
     Merchandise inventory                        (15,937)  (22,634)
     Other current assets                            (254)     (321)
     Accounts payable, trade                        9,636    11,275
     Other liabilities                             (4,216)   (3,014)
                                                 --------  --------
   NET CASH USED IN OPERATING ACTIVITIES           (7,534)  (12,191)
                                                 --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                          (1,508)     (913)
                                                 --------  --------
   NET CASH USED IN INVESTING ACTIVITIES           (1,508)     (913)
                                                 --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes payable                                  2,956       -
     Payments of long-term debt                      (459)     (137)
     Long term debt borrowings                        -       2,366
     Common stock issued                              154        54
     Treasury stock acquired                       (2,264)      -
                                                 --------  --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                       387     2,283
                                                 --------  --------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   (8,655)  (10,821)

CASH AND CASH EQUIVALENTS,
   beginning of period                             12,663    20,418
                                                 --------  --------
CASH AND CASH EQUIVALENTS,
   end of period                                 $  4,008  $  9,597
                                                 ========  ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1995

Note 1.  Consolidated Financial Statements

     The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1995.

Note 2.  Accounting Policies

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end.
Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

Note 3.  Equivalent Shares Outstanding

     The Company follows the treasury method of calculating common equivalent shares outstanding. The following summarizes options granted, exercised and cancelled or expired at April 30, 1995:


                                                  Shares Under Stock
                                                     Option Plans
     Outstanding at January 31, 1995                   1,421,574
     ($3.25 to $18.975 per share)
     Exercised ($3.25 to $13.00 per share)               (37,432)
                                                       ---------
     Outstanding at April 30, 1995
     ($3.25 to $18.975 per share)                      1,384,142
                                                       ---------


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


    The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast.

Results of Operations

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                            Three Months Ended
                                                April 30
                                            1995        1994
Net sales                                   100.0%      100.0%
Cost of merchandise sold                     75.0        73.4
                                            -----       -----
    Gross profit                             25.0        26.6

Selling, general and
  administrative expense                     21.3        23.5
                                            -----       -----
    Income from operations                    3.7         3.1
Interest, net                                  .7          .3
                                            -----       -----
    Income before income
      taxes                                   3.0         2.8

Provision for income taxes                    1.2         1.1
                                            -----       -----
Net income                                    1.8%        1.7%
                                            =====       =====


Comparison of Three Months Ended April 30, 1995 and 1994

    Net sales in the first quarter ended April 30, 1995 were $87.4 million compared to $69.1 million in the prior year's comparable period, representing an increase of $18.3 million or 26.5%. This increase is a result of 33 additional stores in the current quarter compared to the prior year's first quarter and an increase in comparable store merchandise sales of 1% for the quarter. The Company considers a store to be comparable after it has been open six fiscal quarters.

    As of April 30, 1995, the Company had 165 stores compared to 132 stores one year earlier. There were no stores opened or closed during the first quarter of fiscal 1996 or 1995. The Company anticipates opening 30 to 35 new stores in fiscal 1996. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to company profitability.

    Gross profit of $21.8 million in the first quarter of fiscal 1996 (25.0% of net sales) was 18.8% higher than the $18.4 million gross profit (26.6% of net sales) recorded in the first quarter of fiscal 1995. The decline in gross profit margin percentage is primarily a result of increased competition in certain markets, the introduction of personal computer sales into 34 stores, which have a lower gross profit margin, and a decline in extended service contract revenues as a percentage of net sales, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for the quarter ended April 30, 1995 were $18.6 million (21.3% of net sales), a 14.7% increase over the $16.3 million (23.5% of net sales) for the quarter ended April 30, 1994. The increase in expenses was primarily attributable to higher payroll costs related to the increased number of stores and increased sales, higher advertising costs and general costs associated with more store locations. The reduction of selling, general and administrative expenses from 23.5% in the first quarter of fiscal 1995 to 21.3% in the first quarter of fiscal 1996 was primarily a result of more efficient advertising for existing stores (expense as a percent of sales) and the increase in the number of owned stores compared to leased stores.

    Income from operations was $3.2 million (3.7% of net sales) in the first quarter of fiscal 1996, a 50.7% increase over $2.1 million (3.1% of net sales) for the first quarter of fiscal 1995. This improvement was primarily a result of increased sales volume from new stores and lower advertising and occupancy costs relative to sales for the first quarter of fiscal 1996.

    Interest expense increased to $691,000 in the first quarter of fiscal 1996 from $322,000 in the first quarter of fiscal 1995. This increase is primarily a result of additional mortgage debt of $13.2 million since April 30, 1994 associated with more Company owned store locations.

    The effective tax rate was approximately 39.5% in the first quarter of fiscal 1996 and 1995.

    As a result of the foregoing, net income for the first quarter of fiscal 1996 was $1.6 million, a 37.7% increase over $1.1 million for the first quarter of fiscal 1995.

Liquidity and Capital Resources

    Net cash used in operating activities was $7.5 million for the first quarter of fiscal 1996. Operating cash flow was provided by net income of $1.6 million adjusted for non-cash charges of $1.1 million. The primary use of cash was an increase in inventory of $15.9 million due to opportunistic buying and the addition of seasonal air conditioning inventory. This increase was partially offset by increased accounts payable of $9.6 million. Changes in other working capital items also served to decrease cash by approximately $3.9 million.

    At April 30, 1995, working capital was $77.0 million compared to $78.7 million at January 31, 1995. The ratio of current assets to current liabilities was 2.2 to 1 at April 30, 1995, and 2.4 to 1 at January 31, 1995.

    The Company had outstanding borrowings of $3.0 million on its revolving line of credit at April 30, 1995 at an interest rate of 9.0%. At April 30, 1995, the Company had approximately $52.0 million borrowing availability on the revolving line of credit after reduction for outstanding letters of credit.

    During fiscal 1996, the Company plans to open 30 to 35 REX stores with anticipated capital expenditures of approximately $16 to $20 million. Capital expenditures for the first quarter of fiscal 1996 were $1.5 million and were primarily in-process store construction costs. The Company believes it will be able to obtain long-term mortgage financing on a site-by-site basis for Company built or Company purchased store locations as stores are completed.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits. The following exhibits are filed with this report:

         27   Financial Data Schedule......................   15

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 1995.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



June 8, 1995                 Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



June 8, 1995                 Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)