Form 10-Q
period 1995-07-31
REX STORES CORP
filed 1995-09-14
CIK 744187

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    --------


Commission File Number 0-13283

                             REX Stores Corporation
             (Exact name of registrant as specified in its charter)


               Delaware                         31-1095548
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)


    2875 Needmore Road, Dayton, Ohio               45414
 (Address of principal executive offices)        (Zip Code)

                                  513-276-3931
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on September 13, 1995, the registrant had 8,942,573 shares of Common Stock, par value $.01 per share, outstanding.

                    REX STORES CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                              Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets.................                                              3
            Consolidated Statements of Income.....................                                              5
            Consolidated Statements of Shareholders'
              Equity..............................................                                              6
            Consolidated Statements of Cash Flows.................                                              7
            Notes to Consolidated Financial Statements............                                              8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations............................................                                             10

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
             Holders..............................................                                             14

Item 6.   Exhibits and Reports on Form 8-K........................                                             14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            A S S E T S

                                                                  July 31               January 31                July 31
                                                                    1995                  1995                      1994
                                                                                     (In Thousands)
ASSETS:
      Cash and cash equivalents                                  $    2,583             $  12,663                $   9,958
      Short-term investments                                          1,555                 1,555                      630
      Accounts receivable, net                                          668                 1,077                      291
      Merchandise inventory                                         156,863               115,347                  109,914
      Prepaid expenses and other                                      2,610                 1,470                    2,659
      Prepaid income taxes and future
         income tax benefits                                          2,860                 2,860                    2,563
                                                                 ----------             ---------                ---------
           Total current assets                                     167,139               134,972                  126,015

NET LAND, BUILDINGS AND EQUIPMENT                                    56,676                50,025                   35,123
FUTURE INCOME TAX BENEFIT                                             7,619                 7,619                    6,709
                                                                 ----------             ---------                ---------
          Total assets                                           $  231,434             $ 192,616                $ 167,847
                                                                 ==========             =========                =========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable                                               $ 15,098              $       0                $       0
      Current portion of long-term debt                              1,916                  1,680                      618
      Accounts payable, trade                                       50,274                 33,295                   39,530
      Accrued income taxes                                               0                  3,343                        0
      Current portion, deferred income
         and gain on sale and leaseback                              8,048                  7,376                    6,891
      Accrued payroll and related                                    5,931                  6,082                    4,351
      Other liabilities                                              5,559                  4,499                    4,633
                                                                 ---------              ---------                ---------
           Total current liabilities                                86,826                 56,275                   56,023
                                                                 ---------              ---------                ---------

LONG-TERM LIABILITIES:
      Long-term debt                                                31,147                 25,595                   12,840
      Deferred income                                               14,442                 13,573                   11,421
      Deferred gain on sale and
         leaseback                                                   7,577                  7,779                    7,982
                                                                 ---------              ---------                ---------
           Total long-term liabilities                              53,166                 46,947                   32,243
                                                                 ---------              ---------                ---------

SHAREHOLDERS' EQUITY:
      Common stock                                                      95                     94                       94
      Treasury stock                                                (3,882)                (1,618)                  (1,618)
      Paid-in capital                                               56,314                 56,090                   55,772
      Retained earnings                                             38,915                 34,828                   25,333
                                                                 ---------              ---------                ---------
          Total shareholders' equity                                91,442                 89,394                   79,581
                                                                 ---------              ---------                ---------
           Total liabilities and
             shareholders' equity                                $ 231,434              $ 192,616                $ 167,847
                                                                 =========              =========                =========


                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended                   Six Months Ended
                                                       July 31                              July 31
                                                   1995              1994               1995             1994
                                                              (In Thousands, Except Per Share Amounts)

NET SALES                                          $ 96,459          $ 81,122           $183,885         $150,256


COSTS AND EXPENSES:
      Cost of merchandise sold                       71,484            59,944            137,086          110,712
      Selling, general and
        administrative expenses                      19,829            17,647             38,471           33,901
                                                   --------          --------           --------         --------
Total costs and expenses                             91,313            77,591            175,557          144,613
                                                   --------          --------           --------         --------

INCOME FROM OPERATIONS                                5,146             3,531              8,328            5,643

INVESTMENT INCOME                                        25                68                134              169
INTEREST EXPENSE                                      1,018               362              1,709              684
                                                   --------          --------           --------         --------

Income before income taxes                            4,153             3,237              6,753            5,128

PROVISION FOR INCOME TAXES                            1,640             1,279              2,666            2,027
                                                   --------          --------           --------         --------

NET INCOME                                         $  2,513          $  1,958           $  4,087         $  3,101
                                                   ========          ========           ========         ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING                             9,339             8,995              9,377            8,575
                                                   ========          ========           ========         ========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                          $   0.27          $   0.22           $   0.44         $   0.36
                                                   ========          ========           ========         ========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      Common Shares
                                    -------------------------------------------------
                                           Issued                    Treasury                 Paid-in          Retained
                                    Shares        Amount         Shares         Amount        Capital          Earnings
                                                                  (In Thousands)

Balance at
  July 31, 1994                     9,368         $   94         372            $1,618        $55,772          $25,333

Common stock
  issued                               52              0           0                 0            318                0

Net income                              0              0           0                 0              0            9,495
                                    -----         ------         ---            ------        -------          -------

Balance at
  January 31, 1995                  9,420         $   94         372            $1,618        $56,090          $34,828

Common stock
  issued                               52              1           0                 0            224                0

Treasury stock
  acquired                              0              0         162             2,264              0                0

Net income                              0              0           0                 0              0            4,087
                                    -----         ------         ---            ------        -------          -------
Balance at
  July 31, 1995                     9,472         $   95         534            $3,882        $56,314          $38,915
                                    =====         ======         ===            ======        =======          =======


                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                              July 31
                                                                                       1995               1994
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                     $  4,087          $  3,101
      Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Depreciation and amortization                                                  1,032               666
         Deferred income                                                                1,542               (70)
         Accounts receivable                                                              409               383
         Merchandise inventory                                                        (41,516)          (34,952)
         Other current assets                                                            (614)             (173)
         Accounts payable, trade                                                       16,979            11,506
         Other liabilities                                                             (2,964)           (3,110)
                                                                                     --------          --------
      NET CASH USED IN OPERATING ACTIVITIES                                           (21,045)          (22,649)
                                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                          (7,892)          (10,893)
         Capital disposals                                                                 10               109
                                                                                     --------          --------
      NET CASH USED IN INVESTING ACTIVITIES                                            (7,882)          (10,784)
                                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Notes payable                                                                 15,098                 0
         Payments of long-term debt                                                      (891)             (278)
         Long-term debt borrowings                                                      6,679             2,366
         Common stock issued                                                              225            20,885
         Treasury stock acquired                                                       (2,264)                0
                                                                                     --------          --------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                                                     18,847            22,973
                                                                                     --------          --------
DECREASE IN CASH AND CASH
  EQUIVALENTS                                                                         (10,080)          (10,460)

CASH AND CASH EQUIVALENTS,
      beginning of period                                                              12,663            20,418
                                                                                     --------          --------
CASH AND CASH EQUIVALENTS,
      end of period                                                                  $  2,583          $  9,958
                                                                                     ========          ========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 July 31, 1995

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

Note 3.  Equivalent Shares Outstanding

         The  Company  follows  the  treasury   method  of  calculating   common
equivalent  shares  outstanding.   The  following  summarizes  options  granted,
exercised and cancelled or expired at July 31, 1995:

                                                                                            Shares Under Stock
                                                                                                Option Plans
     Outstanding at January 31, 1995
     ($3.25 to $18.975 per share)                                                                1,421,574
     Granted ($13.875 to $15.262 per share)                                                        167,845
     Exercised ($3.25 to $13.00 per share)                                                         (52,632)
     Expired or cancelled ($6.875 to $17.25
       per share)                                                                                   (2,800)
                                                                                                 ---------
     Outstanding at July 31, 1995
     ($3.25 to $18.975 per share)                                                                1,533,987
                                                                                                 ---------

     Effective June 2, 1995, shareholders of the Company approved an amendment and restatement of the Company's 1994 Incentive Stock Option Plan, renamed the 1995 Omnibus Stock Incentive Plan. Awards under the amended Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The amended Plan also provides for automatic yearly grants of nonqualified stock options to nonemployee directors of the Company. The maximum number of shares issuable under the amended Plan was increased from 1,000,000 to 2,000,000 shares.


Note 4. Revolving Line of Credit

         Effective July 31, 1995, the Company entered into an amended and restated revolving credit agreement with seven participating banks/lenders which expires July 31, 2000. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $150 million for the months of July through December or
(ii) the sum of specific percentages of eligible accounts receivable and eligible inventories. Borrowings available are reduced by any letter of credit commitments outstanding (see Note 7 of the Company's 1995 Annual Report on Form 10-K). At July 31, 1995, there was approximately $15.1 million outstanding on the line of credit with additional availability of approximately $78.2 million.

         The interest rate on borrowings is at prime or LIBOR plus 1.875% and commitment fees of 1/4% are payable on the unused portion. Borrowings are secured by certain fixed assets, accounts receivable and inventories.

         The revolving credit agreement contains restrictive covenants which require the Company to maintain certain financial ratios, limit capital expenditures and limit the incurrence of additional indebtedness. The Company is also restricted on paying dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                Three Months Ended                Six Months Ended
                                                    July 31                           July 31
                                                1995             1994             1995             1994


Net sales                                       100.0%           100.0%           100.0%           100.0%
Cost of merchandise sold                         74.1             73.9             74.6             73.7
                                                -----            -----            -----            -----
    Gross profit                                 25.9             26.1             25.4             26.3

Selling, general and
  administrative expense                         20.6             21.7             20.9             22.6
                                                -----            -----            -----            -----
    Income from operations                        5.3              4.4              4.5              3.7
Interest, net                                     1.0               .4               .9               .3
                                                -----            -----            -----            -----
    Income before income
      taxes                                       4.3              4.0              3.6              3.4

Provision for income taxes                        1.7              1.6              1.4              1.3
                                                -----            -----            -----            -----

Net income                                        2.6%             2.4%             2.2%             2.1%
                                                =====            =====            =====            =====


Comparison of Six Months Ended July 31, 1995 and 1994

         Net sales in the second quarter ended July 31, 1995 were $96.5 million compared to $81.1 million in the prior year's comparable period, representing an increase of $15.3 million or 18.9%. This increase is primarily a result of 34 additional stores in the current year second quarter compared to the prior year's second quarter, offset by a decline in comparable store merchandise sales of 6.4% for the quarter. Net sales for the first half of fiscal 1996 were $183.9 million compared to $150.3 million in the first half of fiscal 1995, representing an increase of $33.6 million or 22.4%. This increase is primarily a result of 34 additional store locations in the current year as comparable store merchandise sales declined 3.1% on a year to date basis. The Company considers a store to be comparable after it has been open six fiscal quarters.

         As of July 31, 1995, the Company had 168 stores compared to 134 stores one year earlier. There were three stores opened and none closed during the first half of fiscal 1996. In the prior year's first half there were two stores opened and none closed. The Company anticipates opening 30 to 35 new stores in fiscal 1996. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

         Gross profit of $25.0 million in the second quarter of fiscal 1996 (25.9% of net sales) was 17.9% higher than the $21.2 million gross profit (26.1% of net sales) recorded in the second quarter of fiscal 1995. The lower gross profit margin is primarily a result of a decline in extended service contract revenues as a percentage of net sales, which generally have a higher gross profit margin. In the first half of fiscal 1996 gross profit was $46.8 million (25.4% of net sales), an 18.3% increase over $39.5 million (26.3% of net sales) for the first half of fiscal 1995. The lower gross profit margin for the first half of fiscal 1996 is primarily a result of increased competition in certain markets, the introduction of personal computers into 94 stores, which have a lower gross profit margin, and a decline in extended service contract revenues as a percentage of net sales, which generally have a higher gross profit margin.

         Selling, general and administrative expenses for the second quarter of fiscal 1996 were $19.8 million (20.6% of net sales), a 12.4% increase over the $17.6 million (21.7% of net sales) for the second quarter of fiscal 1995. Selling, general and administrative expenses for the first half of fiscal 1996 were $38.5 million (20.9% of net sales), a 13.5% increase over the $33.9 million (22.6% of net sales) for the first half of fiscal 1995. The increase in expense was primarily attributable to higher payroll costs related to the increased number of stores and increased sales, and higher advertising and general costs associated with more store locations. The reduction of selling, general and administrative expense as a percent of net sales was primarily a result of more efficient advertising for existing stores and lower occupancy cost as a result of the increased number of owned stores versus leased stores (39% of the store locations were owned at July 31, 1995 versus 31% at July 31, 1994).

         Income from operations was $5.1 million (5.3% of net sales) in the second quarter of fiscal 1996, a 45.7% increase over $3.5 million (4.4% of net sales) for the second quarter of fiscal 1995. Income from operations was $8.3 million (4.5% of net sales) for the first half of fiscal 1996, a 47.6% increase over $5.6 million (3.7% of net sales) for the first half of fiscal 1995. This improvement was primarily a result of increased sales volume and lower advertising and occupancy costs relative to sales.

         Interest expense increased to $1.0 million (1.1% of net sales) for the quarter ended July 31, 1995 from $362,000 (.4% of net sales) for the previous year's second quarter. Interest expense for the first half of fiscal 1996 increased to $1.7 million (.9% of net sales) from $684,000 (.5% of net sales) for the first half of fiscal 1995. This increase is primarily a result of additional mortgage debt of $19.6 million (at an average interest rate of approximately 9.5%) since July 31, 1994 associated with more Company owned store locations and additional borrowings on the line of credit for the second quarter of fiscal 1996.

         As a result of the foregoing, net income for the second quarter of fiscal 1996 was $2.5 million, a 28.3% increase over $2.0 million for the second quarter of fiscal 1995. Net income for the first half of fiscal 1996 was $4.1 million, a 31.8% increase over $3.1 million for the first half of fiscal 1995.


Liquidity and Capital Resources

         Net cash used in operating activities was $21.0 million for the six months ended July 31, 1995. The primary use of cash was an increase in inventory of $41.5 million due to opportunistic buying and purchases for planned store openings. This increase was partially offset by increased accounts payable of $17.0 million.

         At July 31, 1995, working capital was $80.3 million compared to $78.7 million at January 31, 1995. The ratio of current assets to current liabilities was 1.9 to 1 at July 31, 1995, and 2.4 to 1 at January 31, 1995.

     Effective July 31, 1995, the Company entered into an amended and restated revolving credit agreement with seven participating banks/lenders which expires July 31, 2000. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $150 million for the months of July through December or
(ii) the sum of specific percentages of eligible accounts receivable and eligible inventories. The Company had outstanding borrowings of $15.1 million on its revolving line of credit at July 31, 1995 at an interest rate of 8.75%. At July 31, 1995, the Company had approximately $78.2 million borrowing availability on the revolving line of credit after reduction for outstanding letters of credit.

         During fiscal 1996, the Company plans to open 30 to 35 REX stores with anticipated capital expenditures of $16 to $20 million. Capital expenditures for the first half of fiscal 1996 were $7.9 million and were primarily in-process store construction costs and the purchase of one existing store location for $800,000. The Company believes it will be able to obtain long-term mortgage financing on a site-by-site basis for Company built or Company purchased store locations as stores are completed.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of REX Stores Corporation was held on June 2, 1995, at which the following two matters were submitted to a vote of shareholders:

          1. Election of five directors. The vote on this matter was as follows:

                                                                                        Broker
         Nominee                            For                        Withheld        Nonvotes
         Stuart Rose                        7,200,409                  389,389            0
         Lawrence Tomchin                   7,199,910                  389,888            0
         Robert Davidoff                    7,199,910                  389,888            0
         Tibor Fabian                       7,199,910                  389,888            0
         Edward Kress                       7,200,409                  389,389            0

         2. Proposal to approve the amendment and restatement of the REX Stores Corporation 1994 Incentive Stock Option Plan, renamed the 1995 Omnibus Stock Incentive Plan. The vote on this matter was as follows:

                                                                                        Broker
         For                                Against                    Abstain         Nonvotes
         3,884,530                          3,010,449                  9,184            685,635


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.  The following exhibits are filed with this report:

        4(a)     Amended and Restated Loan Agreement dated
                 July 31, 1995 among Rex Radio and Television,
                 Inc., Kelly & Cohen Appliances, Inc., Stereo

                 Town, Inc. and Rex Kansas, Inc. (the
                 'Borrowers'), the lenders named therein, and Natwest Bank N.A. as agent

        4(b)     Form of Amended and Restated Revolving
                 Credit Note

        4(c)     Guaranty of registrant dated July 31, 1995

        4(d) Borrowers Pledge Agreement as amended and restated through July 31, 1995

        4(e)     Borrowers General Security Agreement as
                 amended and restated through July 31, 1995

        4(f)     Parent Pledge Agreement as amended and
                 restated through July 31, 1995

        4(g) Parent General Security Agreement as amended and restated through July 31, 1995

        27       Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     REX STORES CORPORATION
                                                     Registrant



September 14, 1995                                   Stuart A. Rose
                                                     Stuart A. Rose
                                                     Chairman of the Board
                                                     (Chief Executive Officer)



September 14, 1995                                   Douglas L. Bruggeman
                                                     Douglas L. Bruggeman
                                                     Vice President, Finance and
                                                     Treasurer
                                                     (Principal Financial and
                                                     Chief Accounting Officer)

                           STATEMENT OF DIFFERENCES

       The section symbol shall be expressed as ............ 'ss'