Form 10-Q
period 1995-10-31
REX STORES CORP
filed 1995-12-11
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on December 11, 1995, the registrant had 8,984,202 shares of Common Stock, par value $.01 per share, outstanding.


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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                    October 31   January 31    October 31
                                       1995        1995           1994
                                               (In Thousands)

ASSETS:
  Cash and cash equivalents         $    2,084   $  12,663     $   2,760
  Short-term investments                 1,525       1,555           630
  Accounts receivable, net                 713       1,077           245
  Merchandise inventory                183,801     115,347       142,395
  Prepaid expenses and other             2,519       1,470         1,059
  Prepaid income taxes and future
    income tax benefits                  4,084       2,860         4,128
                                    ----------   ---------     ---------
      Total current assets             194,726     134,972       151,217

NET LAND, BUILDINGS AND EQUIPMENT       67,648      50,025        43,429
FUTURE INCOME TAX BENEFIT                7,619       7,619         6,709
                                    ----------   ---------     ---------
      Total assets                  $  269,993   $ 192,616     $ 201,355
                                    ==========   =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                     $ 51,162    $       0     $  33,528
  Current portion of long-term debt     1,963        1,680           631
  Accounts payable, trade              50,059       33,295        36,795
  Accrued income taxes                      0        3,343             0
  Current portion, deferred income
    and gain on sale and leaseback      8,521        7,376         7,038
  Accrued payroll and related           5,826        6,082         5,053
  Other liabilities                     5,371        4,499         4,605
                                    ---------    ---------     ---------
      Total current liabilities       122,902       56,275        87,650
                                    ---------    ---------     ---------



Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       31,342       25,595        12,685
  Deferred income                      14,907       13,573        11,937
  Deferred gain on sale and
    leaseback                           7,386        7,779         7,881
                                    ---------    ---------     ---------
      Total long-term liabilities      53,635       46,947        32,503
                                    ---------    ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock                             95           94            94
  Treasury stock                       (3,882)      (1,618)       (1,618)
  Paid-in capital                      56,386       56,090        55,794
  Retained earnings                    40,857       34,828        26,932
                                    ---------    ---------     ---------
      Total shareholders' equity       93,456       89,394        81,202
                                    ---------    ---------     ---------
      Total liabilities and
        shareholders' equity        $ 269,993    $ 192,616     $ 201,355
                                    =========    =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended   Nine Months Ended
                               October 31          October 31
                            1995      1994       1995      1994

                           (In Thousands, Except Per Share Amounts)

NET SALES                   $ 94,914  $ 80,160   $278,799  $230,416


COSTS AND EXPENSES:
  Cost of merchandise sold    70,546    60,066    207,632   170,778
  Selling, general and
    administrative expenses   19,716    16,871     58,187    50,772
                            --------  --------   --------  --------
Total costs and expenses      90,262    76,937    265,819   221,550
                            --------  --------   --------  --------

INCOME FROM OPERATIONS         4,652     3,223     12,980     8,866

INVESTMENT INCOME                 25        15        159       184
INTEREST EXPENSE               1,467       600      3,177     1,284
                            --------  --------   --------  --------

Income before income taxes     3,210     2,638      9,962     7,766

PROVISION FOR INCOME TAXES     1,268     1,039      3,933     3,066
                            --------  --------   --------  --------

NET INCOME                  $  1,942  $  1,599   $  6,029  $  4,700
                            ========  ========   ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING      9,412     9,532      9,388     8,895
                            ========  ========   ========  ========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE   $   0.21  $   0.17   $   0.64  $   0.53
                            ========  ========   ========  ========

[FN]

              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             Common Shares
                    -------------------------------
                        Issued         Treasury      Paid-in   Retained
                    Shares  Amount   Shares Amount   Capital   Earnings
                                     (In Thousands)

Balance at
  October 31, 1994  9,372   $   94   372    $1,618   $55,794   $26,932

Common stock
  issued               48        0     0         0       296         0

Net income              0        0     0         0         0     7,896
                    -----   ------   ---    ------   -------   -------

Balance at
  January 31, 1995  9,420   $   94   372    $1,618   $56,090   $34,828

Common stock
  issued               63        1     0         0       296         0

Treasury stock
  acquired              0        0   162     2,264         0         0

Net income              0        0     0         0         0     6,029
                    -----   ------   ---    ------   -------   -------
Balance at
  October 31, 1995  9,483   $   95   534    $3,882   $56,386   $40,857
                    =====   ======   ===    ======   =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                                    October 31
                                                1995         1994
                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  6,029  $  4,700
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization                  1,610     1,040
     Deferred income                                2,390       593
     Deferred income taxes and
       future income tax benefits                       0    (1,565)
     Accounts receivable                              364       429
     Merchandise inventory                        (68,454)  (67,433)
     Other current assets                          (2,278)      132
     Accounts payable, trade                       16,764     8,771
     Other liabilities                             (2,727)   (1,143)
                                                 --------  --------
   NET CASH USED IN OPERATING ACTIVITIES          (46,302)  (54,476)
                                                 --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                            30         0
     Capital expenditures                         (19,561)  (19,675)
     Capital disposals                                 29       112
                                                 --------  --------
   NET CASH USED IN INVESTING ACTIVITIES          (19,502)  (19,563)
                                                 --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes payable                                 51,162    33,528
     Payments of long-term debt                    (1,361)     (421)
     Long-term debt borrowings                      7,391     2,366
     Common stock issued                              297    20,908
     Treasury stock acquired                       (2,264)        0
                                                 --------  --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                    55,225    56,381
                                                 --------  --------
DECREASE IN CASH AND
CASH EQUIVALENTS                                  (10,579)  (17,658)

CASH AND CASH EQUIVALENTS,
   beginning of period                             12,663    20,418
                                                 --------  --------
CASH AND CASH EQUIVALENTS,
   end of period                                 $  2,084  $  2,760
                                                 ========  ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         October 31, 1995

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

Note 3.  Equivalent Shares Outstanding

     The Company follows the treasury method of calculating common equivalent shares outstanding. The following summarizes options granted, exercised and cancelled or expired at October 31, 1995:

                                               Shares Under Stock
                                                   Option Plans
     Outstanding at January 31, 1995
     ($3.25 to $18.975 per share)                 1,421,574
     Granted ($13.875 to $15.262 per share)         167,845
     Exercised ($3.25 to $15.25 per share)          (63,432)
     Expired or cancelled ($6.375 to $17.25
       per share)                                   (10,600)
                                                  ---------
     Outstanding at October 31, 1995
     ($3.25 to $18.975 per share)                 1,515,387
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

Note 4.  Revolving Line of Credit

    Effective July 31, 1995, the Company entered into an amended and restated revolving credit agreement with seven participating banks/lenders which expires July 31, 2000. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $150 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories. Borrowings available are reduced by any letter of credit commitments outstanding (see Note 7 of the Company's 1995 Annual Report on Form 10-K). At October 31, 1995, there was approximately $51.2 million outstanding on the line of credit with additional availability of approximately $61.5 million.

    The interest rate on borrowings is at prime or LIBOR plus
1.875% (approximately 7.8%) and commitment fees of 1/4% are payable on the unused portion. Borrowings are secured by certain fixed assets, accounts receivable and inventories.

    The revolving credit agreement contains restrictive covenants which require the Company to maintain certain financial ratios, limit capital expenditures and limit the incurrence of additional indebtedness. The Company is also restricted on paying dividends.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast. The Company opened its first two stores in the West during the third quarter of fiscal 1996 and anticipates further expansion into this region in the future.

Results of Operations

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                           Three Months Ended  Nine Months Ended
                               October 31         October 31
                            1995     1994      1995     1994


Net sales                   100.0%   100.0%    100.0%    100.0%
Cost of merchandise sold     74.3     74.9      74.5      74.1
                            -----    -----     -----     -----
    Gross profit             25.7     25.1      25.5      25.9

Selling, general and
  administrative expense     20.8     21.1      20.8      22.1
                            -----    -----     -----     -----
    Income from operations    4.9      4.0       4.7       3.8
Interest, net                 1.5       .7       1.1        .5
                            -----    -----      -----    -----
    Income before income
      taxes                   3.4      3.3       3.6       3.3

Provision for income taxes    1.3      1.3       1.4       1.3
                            -----    -----     -----     -----

Net income                    2.1%     2.0%      2.2%      2.0%
                            =====    =====     =====     =====

Comparison of Nine Months Ended October 31, 1995 and 1994

    Net sales in the third quarter ended October 31, 1995 were $94.9 million compared to $80.2 million in the prior year's comparable period, representing an increase of $14.7 million or 18.3%. This increase is primarily a result of 33 additional stores in the current year's third quarter compared to the prior year's third quarter, offset by a decline in comparable store merchandise sales of 4.1% for the quarter. Net sales for the first nine months of fiscal 1996 were $278.8 million compared to $230.4 million in the first nine months of fiscal 1995, representing an increase of $48.4 million or 21.0%. This increase is primarily a result of 33 additional store locations in the current year, offset by a decline in comparable store merchandise sales of 3.5% on a year to date basis. As of October 31, 1995, the Company had 175 stores compared to 142 stores one year earlier. The Company considers a store to be comparable after it has been open six fiscal quarters.

    The Company opened ten stores and closed none during the first nine months of fiscal 1996 and 1995. During the fourth quarter of the current fiscal year, the Company will open an additional 24 stores bringing the total opened for the year to 34 stores. The Company anticipates opening an additional 35 to 40 new stores in fiscal 1997 and will continue to evaluate stores and markets and will close store locations that are not adequately contributing to Company profitability.

    Gross profit of $24.4 million in the third quarter of fiscal 1996 (25.7% of net sales) was 21.3% higher than the $20.1 million gross profit (25.1% of net sales) recorded in the third quarter of fiscal 1995. The improved gross profit margin in the fiscal 1996 third quarter is primarily the result of lower merchandise cost on certain products due to opportunistic purchasing. In the first nine months of fiscal 1996 gross profit was $71.2 million (25.5% of net sales), a 19.3% increase over gross profit of $59.6 million (25.9% of net sales) for the first nine months of fiscal 1995. The lower gross profit margin for the first nine months of fiscal 1996 is primarily a result of increased competition in certain markets, the introduction of personal computers into 94 stores, which have a lower gross profit margin, and a decline in extended service contract revenues as a percentage of net sales, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for the third quarter of fiscal 1996 were $19.7 million (20.8% of net sales), a 16.9% increase over the $16.9 million (21.1% of net sales) for the third quarter of fiscal 1995. Selling, general and administrative expenses for the first nine months of fiscal 1996 were $58.2 million (20.8% of net sales), a 14.6% increase over the $50.8 million (22.1% of net sales) for the first nine months of fiscal 1995. The increase in expense was primarily attributable to higher payroll costs related to the increased number of stores and increased sales, and higher advertising and general costs associated with more store locations. The reduction of selling, general and administrative expense as a percent of net sales was primarily a result of more efficient advertising for existing stores and lower occupancy cost as a result of the increased number of owned stores versus leased stores.

    As a result of the foregoing, income from operations was $4.7 million (4.9% of net sales) in the third quarter of fiscal 1996, a 44.3% increase over $3.2 million (4.0% of net sales) for the third quarter of fiscal 1995. Income from operations was $13.0 million (4.7% of net sales) for the first nine months of fiscal 1996, a 46.4% increase over $8.9 million (3.8% of net sales) for the first nine months of fiscal 1995.

    Interest expense increased to $1.5 million (1.5% of net sales) for the quarter ended October 31, 1995 from $600,000 (.7% of net sales) for the previous year's third quarter. Interest expense for the first nine months of fiscal 1996 increased to $3.2 million (1.1% of net sales) from $1.3 million (.5% of net sales) for the first nine months of fiscal 1995. This increase is primarily a result of additional mortgage debt of $20.0 million (at an average interest rate of approximately 9.5%) since October 31, 1994 and higher borrowings on the line of credit during the current fiscal year.

    The effective tax rate approximates 39.5% for all periods presented.

    As a result of the foregoing, net income for the third quarter of fiscal 1996 was $1.9 million, a 21.5% increase over $1.6 million for the third quarter of fiscal 1995. Net income for the first nine months of fiscal 1996 was $6.0 million, a 28.3% increase over $4.7 million for the first nine months of fiscal 1995.

Liquidity and Capital Resources

    Net cash used in operating activities was $46.3 million for the nine months ended October 31, 1995. The primary use of cash was an increase in inventory of $68.5 million due to preparations for additional store locations and the Christmas selling season, as well as opportunistic buying. This was partially offset by an increase in trade payables of $16.8 million.

    At October 31, 1995, working capital was $71.9 million compared to $78.7 million at January 31, 1995. The ratio of current assets to current liabilities was 1.6 to 1 at October 31, 1995, and 2.4 to 1 at January 31, 1995.

    Effective July 31, 1995, the Company entered into an amended and restated revolving credit agreement with seven participating banks/lenders which expires July 31, 2000. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $150 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories. The Company had outstanding borrowings of $51.2 million on its revolving line of credit at October 31, 1995 at an average interest rate of 7.8%. At October 31, 1995, the Company had approximately $61.5 million borrowing availability on the revolving line of credit after reduction for outstanding letters of credit.

    During fiscal 1996, the Company has opened 34 new REX stores. Capital expenditures for the first nine months of fiscal 1996 were $19.6 million with additional expenditures of approximately $2 million to $3 million expected in the fourth quarter. The Company has obtained long-term mortgage financing of $7.4 million for 13 stores during the nine months ended October 31, 1995. The Company believes it will be able to obtain long-term mortgage financing on a site-by-site basis for Company built or Company purchased store locations.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are filed with this report:

         10(a) Employment Agreement dated September 1, 1995 between Rex Radio and Television, Inc. and Stuart
                A. Rose

         10(b) Employment Agreement dated September 1, 1995 between Rex Radio and Television, Inc. and
                Lawrence Tomchin

         27     Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended October 31, 1995.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



December 11, 1995            Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



December 11, 1995            Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)