Form 10-K
period 1996-01-31
REX STORES CORP
filed 1996-04-17
CIK 744187

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1996          COMMISSION FILE NO. 0-13283


                            REX STORES CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                                   31-1095548
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    2875 Needmore Road, Dayton, Ohio                    45414
(Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code (513) 276-3931
         Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
     Title of each class                       on which registered

  Common Stock, $.01 par value               New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No    .
                                                    ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At the close of business on April 16, 1996 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,011,741 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $98,252,420.

     There were 9,029,771 shares of the registrant's Common Stock outstanding as of April 16, 1996.

                      Documents Incorporated by Reference

     Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on June 7, 1996 are incorporated by reference into Part III.

                                    PART I

Item 1.   Business

General

     REX Stores Corporation (the "Company") is a leader in the consumer electronics/appliance retailing industry, locating its stores in small to medium sized markets. Since 1980, when its first four stores were acquired, the Company has expanded into a national chain operating 199 stores in 29 states under the trade name "REX." The stores are located predominately in the Midwest and Southeast, and during fiscal 1996 the Company opened seven stores in the Northwest. The Company's stores average approximately 10,500 square feet and offer a broad selection of brand name products within selected major product categories including televisions, video and audio equipment, appliances and personal computers.

     The Company's business strategy emphasizes depth of selection within its key product categories. Brand name products are offered at everyday low prices combined with frequent special sales and promotions. The Company concentrates its stores in small and medium sized markets where it believes that by introducing a high volume, low price merchandising concept, it can become a dominant retailer. The Company supports its merchandising strategy with extensive newspaper advertising in each of its local markets and maintains a knowledgeable sales force which focuses on customer service. The Company believes its low price policy, attention to customer satisfaction and deep product selection provide customers with superior value.

     The Company's business strategy has resulted in significant growth over the last five years. The number of stores increased from 90 to 199 during the five fiscal years ended January 31, 1996, net sales increased from $201.8 million in fiscal 1992 to $442.2 million in fiscal 1996 and income from operations increased from $5.8 million in fiscal 1992 to $28.6 million in fiscal 1996.

     The Company's expansion strategy is to continue to open stores in small to medium sized markets. The Company will focus on markets with a newspaper circulation which can efficiently and cost-effectively utilize the Company's print advertising materials and where the Company believes it can become a dominant retailer. In fiscal 1996, the Company opened 34 new stores and plans to open approximately 35 to 40 additional REX stores in fiscal 1997.

     The Company was incorporated in Delaware in 1984 under the name Audio/Video Affiliates, Inc. as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc. ("Rex Radio & TV"), Stereo Town, Inc. ("Stereo Town") and Kelly & Cohen Appliances, Inc. ("Kelly & Cohen"), which were formed in 1980, 1981, and 1983, respectively. Effective August 2, 1993, the Company's name was changed to REX Stores Corporation to enable the investing and consuming public to identify the Company more closely with its retail business. Unless the context otherwise requires, the term "Company" as used in this report refers to REX Stores Corporation and its three operating subsidiaries, and all references in this report to fiscal years are to the Company's fiscal year ended January 31 of each year. The Company's principal offices are located at 2875 Needmore Road, Dayton, Ohio 45414. Its telephone number is (513) 276-3931.

Business Strategy

     The Company's objective is to be a dominant consumer electronics and home appliance retailer in each of its markets. The key elements of its business strategy include:

     Focus on Small and Medium Sized Markets. The Company concentrates its stores in small and medium sized markets (generally with populations of 30,000 to 300,000) which enables it to operate on a low overhead basis and enhances its ability to become a dominant retailer in an area.

     Depth of Product Selection. The Company sells brand name products and emphasizes depth of product selection within its key product categories. The Company offers merchandise at a range of price points in each product category and generally maintains sufficient product stock for immediate delivery to customers.

     Everyday Low Prices. The Company offers its products at everyday low prices combined with frequent special sales and promotions. The Company monitors prices at competing stores and adjusts its prices as necessary to meet or beat the competition. The Company guarantees the lowest price on its products through a policy of refunding 125% (130% in certain markets) of the difference between the Company's price and a competitor's price on the same item.

     Price/Product Focused Advertising. The Company's advertising stresses the offering of nationally recognized brands at significant savings and emphasizes its low price guarantee. The Company supports its marketing strategy principally with extensive newspaper advertising. The Company also utilizes in-store sales promotions to provide shopping excitement and generate traffic.

     Strong Operational Controls. The Company's information systems allow management to monitor its merchandising programs, store operations and expenses. The Company's operational controls provide it with cost efficiencies which reduce overhead while allowing the Company to provide high levels of service.

     Value Oriented Sales Format. The Company's knowledgeable sales force is trained to provide professional, courteous service to all customers. The Company believes its low price policy, attention to customer satisfaction and deep product selection provide customers with superior value.

Expansion Strategy

     The Company plans to continue its store expansion program by opening approximately 35 to 40 REX stores in fiscal 1997. The Company will continue to focus predominantly on small to medium sized markets. Based upon the

Company's performance in fiscal 1994, 1995 and 1996, a new store typically becomes profitable upon completion of its first Christmas selling season.

     When deciding whether to enter a new market or open another store in an existing market, the Company evaluates a number of criteria, including: size and growth pattern of the population, sales volume potential, and competition within the market area, including size, strength and merchandising philosophy of former, existing and potential competitors. In choosing specific sites, the Company applies standardized site selection criteria taking into account numerous factors, including: local demographics, real estate occupancy expense based upon ownership and/or leasing, cost of advertising, traffic patterns and overall retail activity. Stores typically are located on high traffic arteries, adjacent to or in major shopping malls, with adequate and safe lighted parking to support high sales volume.

     The Company will either lease or purchase new store sites depending upon opportunities available to it and relative costs. Of the 34 new stores opened in fiscal 1996, 15 were leased sites and 19 were Company purchased sites. For leased stores, the Company anticipates per store capital expenditures of approximately $75,000 to $200,000. This amount may increase significantly to the extent the Company is responsible for the remodeling or renovation of the new leased site. The Company anticipates expenditures of approximately $800,000 to $1,200,000 when it purchases real estate, which include the cost of the land purchased, building construction and fixtures. The purchase amount varies depending upon the size and location of the new store. Historically, the Company has obtained long-term mortgage financing of approximately 75% of the cost of opening owned stores. Mortgage financing is generally obtained after a store is opened, either on a site by site or multiple store basis. The extent to which the Company will seek mortgage financing for owned stores will be dependent upon mortgage rates, terms and availability. The inventory requirements for new stores are estimated at $350,000 to $500,000 per store depending upon the season and store size. A portion of this inventory is financed through trade credit.

Merchandising

  Products

     The Company offers a broad selection of brand name consumer electronics and home appliance products at a range of price points. The Company emphasizes depth of product selection within selected key product categories, with the greatest depth in televisions, VCRs, camcorders and audio equipment. The Company sells approximately 1,000 products produced by approximately 55 manufacturers. The Company's product categories include:

Televisions  Video       Audio            Appliances        Other
TVs          VCRs        Stereo Systems   Air Conditioners  Personal Computers
TV/VCR       Camcorders  Receivers        Dehumidifiers     Radar Detectors
 Combos      Digital     Compact Disc     Microwave Ovens   Tapes
              Satellite   Players         Washers           Cartridges
              Systems    Turntables       Dryers            Stands
                         Tape Decks       Ranges            Telephones
                         Speakers         Dishwashers       Cameras
                         Car Stereos      Refrigerators     Binoculars
                         Portable Radios  Freezers          Fax Machines
                                          Vacuum Cleaners   Jewelry
                                                            Extended Service
                                                             Contracts

     The leading brands sold by the Company during fiscal 1996 (in alphabetical order) were General Electric, Hitachi, Hotpoint, JVC, Magnavox, Panasonic, Pioneer, RCA, Sharp and Zenith.

     All REX stores carry a full range of the Company's televisions, video and audio products, microwave ovens and air conditioners and 183 stores carry major appliances. New stores will offer appliances as space allows. The Company also had jewelry departments in seven stores, which it discontinued during fiscal 1996.

     During fiscal 1995, the Company began test marketing personal computers and related accessories in 34 stores in selected markets. Based upon the results, the Company has expanded its offering of personal computers to a total of approximately 98 stores during fiscal 1996.

     The following table shows the approximate percent of net sales for each major product group for the last three fiscal years.

                                               Fiscal Year
              Product Category          1994      1995      1996
          Televisions                    40%       39%       37%
          Video                          22        21        20
          Audio                          17        17        17
          Appliances                     14        16        17
          Other                           7         7         9
                                        ---       ---       ---
                                        100%      100%      100%
                                        ===       ===       ===

  Pricing

     The Company's policy is to offer its products at everyday low prices combined with frequent special sales and promotions. The Company's retail prices are established by its merchandising department, but each district manager is responsible for monitoring the prices offered by competitors and has authority to adjust prices to meet local market conditions. The Company's commitment to offer guaranteed lowest prices is supported by the Company's guarantee to refund 125-130% of the difference in price if, within 30 days of purchase, a customer can locate the same item offered by a local competitor at a lower price.

  Advertising

     The Company uses a "price and item" approach in its advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of the Company's advertising is its "Guaranteed Lowest Price," which states "If you find that you can purchase the identical item for less anywhere else within 30 days after purchase any place in the area, we will refund the difference plus an additional 25% (30% in selected markets) of the difference." Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced for the Company by an outside advertising agency and are supplemented by television. Advertisements are also complemented by in-store signage highlighting special values, including "Value Every Day," "Best Value," and "Top of the Line." The Company's advertising strategy includes preferred customer private mailers, special events such as "Midnight Madness Sales" and coupon sales to provide shopping excitement and generate traffic.

  Purchasing

     The Company's merchandise purchasing is performed predominantly by four members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. Because the Company purchases complete product lines in large volume, the Company believes it is able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 1996, four vendors accounted for approximately 55% of the Company's purchases. The Company typically does not maintain long-term purchase contracts with vendors and operates principally on an order-by-order basis.

Store Operations

  Stores

     The Company designs its stores to be "destination stores," generating their own traffic, but in the general vicinity of major retail shopping. Currently, approximately 130 stores are located in free-standing buildings, with the balance situated in strip shopping centers and malls. In fiscal 1996, 14 of the Company's 15 new leased stores were in mall locations that provide exterior access and signage rights. The Company will select locations for future leased stores based on its evaluation of individual site economic and market conditions.

     The Company's stores average approximately 10,500 square feet including storage space, not including the two stores located in the Company's regional distribution centers. Stores typically have, on average, approximately 7,300 square feet of selling space and approximately 3,200 square feet of storage. Stores are open seven days and six nights per week, except for certain holidays.

     The following table shows the Company's store locations as of January 31, 1996:

                                Store Locations
Alabama: (10)       Georgia: (11)      Indiana: (3)        Nebraska: (4)
Auburn              Albany             Anderson            Grand Island
Decatur             Augusta            Muncie              Lincoln
Florence            Bogart             Richmond            Norfolk
Gadsden             Brunswick                              North Platte
Huntsville          Columbus           Kansas: (2)
Mobile (2)          Duluth             Hutchinson          New York: (11)
Montgomery          Macon              Lawrence            Auburn
Oxford              Marietta                               Clifton Park
Tuscaloosa          Rome               Kentucky: (3)       Geneva
                    Savannah           Ashland             Horseheads
Arkansas: (2)       Warner Robins      Hopkinsville        Johnson City
Fort Smith                             Paducah             Lakewood
Springdale          Idaho: (2)                             New Hartford
                    Idaho Falls        Louisiana: (6)      Olean
Colorado: (2)       Pocatello          Alexandria          Queensbury
Grand Junction                         Baton Rouge         Schenectady
Pueblo              Iowa: (9)          Houma               Watertown
                    Burlington         Lake Charles
Florida: (25)       Council Bluffs     New Iberia          North Carolina: (8)
Bradenton           Des Moines (2)     Opelousas           Asheville
Charlotte Harbor    Dubuque                                Charlotte (2)
Crystal River       Mason City         Michigan: (2)       Goldsboro
Ft. Pierce          Sioux City         Bay City            Hendersonville
Gainesville         Waterloo           Benton Harbor       Rocky Mount
Hudson              West Des Moines                        Salisbury
Lake City                              Missouri: (4)       West Durham
Largo               Illinois: (14)     Jefferson City
Leesburg            Alton              Joplin              Ohio: (15)
Mary Esther         Bradley            Springfield         Ashtabula
Melbourne           Carbondale         St. Joseph          Beavercreek
Merritt Island      Champaign                              Dayton (2)
Naples              Danville           Mississippi: (11)   Defiance
Ocala               Decatur            Columbus            Kettering
Palm Harbor         Galesburg          Gautier             Lima
Panama City         Newburg            Greenville          Marion
Pensacola (2)       Pekin              Gulfport            Miamisburg
Sarasota            Peoria             Hattiesburg         New Philadelphia
St. Augustine       Peru               Jackson (2)         Piqua
St. Petersburg      Quincy             Meridian            Sandusky
Stuart              Rockford           Ridgeland           St. Clairsville
Tallahassee         Springfield        Tupelo              Springfield
Titusville                             Vicksburg           Wooster
Venice

                         Store Locations (continued)

Oklahoma: (1)       South Carolina: (8)  Texas: (13)       Washington: (1)
Enid                Aiken                Austin (2)        Union Gap
                    Anderson             College Station
Pennsylvania: (13)  Charleston           Denton            West Virginia: (5)
Altoona             Florence             Harlingen         Beckley
Cranberry           Greenwood            Longview          Bluefield
Erie (2)            Murrell's Inlet      Midland           Bridgeport
Greensburg          Orangeburg           Odessa            Morgantown
Hanover             Rock Hill            San Angelo        Vienna
Indiana                                  Sherman
Johnstown           Tennessee: (7)       Temple            Wisconsin: (4)
Lower Burrell       Bristol              Victoria          Fond du Lac
Meadville           Chattanooga          Waco              Janesville
Scranton            Clarksville                            Manitowac
Wilkes-Barre        Cleveland            Virginia: (1)     Oshkosh
York                Johnson City         Danville
                    Kingsport                              Wyoming: (2)
                    Morristown                             Casper
                                                           Cheyenne


     In fiscal 1996, the Company opened 34 new stores, entering Colorado, Idaho and Wyoming with two stores each and Washington with one store, and adding five stores in New York, four stores in Florida, three stores each in Illinois and Texas, two stores each in Iowa, Louisiana, Nebraska and North Carolina, and one store each in Kentucky, Missouri, Ohio and Wisconsin.

     The Company's operations are divided into regional districts, containing from two to 14 stores whose managers report to a district manager. The Company's 30 district managers report to one of three regional vice presidents. Each store is staffed with a full-time manager and assistant manager, commissioned sales personnel and, in higher-traffic stores, support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis, or a combination of commissions and hourly wages.

     The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability. The Company closed two stores during fiscal 1994 and no stores during fiscal 1995 and 1996.

  Personnel

     The Company trains its employees to explain and demonstrate to customers the use and operation of the Company's merchandise and to develop good salesmanship practices. The Company's in-house training program for new employees combines on-the-job training with use of a detailed

Company-developed manual entitled "The REX Way." Sales personnel attend in-house training sessions conducted by experienced salespeople or manufacturers' representatives and receive sales, product and other information in meetings with managers.

     The Company also has a manager-in-training program that consists of on-the-job training of the assistant manager at the store. The Company's policy is to staff store management positions with personnel promoted from within the Company and to staff new stores with existing managers or assistant managers. The Company believes it has an adequate number of available managers and assistant managers to meet its planned expansion.

  Services

     Virtually all of the products sold by the Company carry manufacturers' warranties and, except for its least expensive items, the Company offers extended service contracts to customers usually for an additional charge which typically provide one to five years of extended warranty coverage. The Company offers maintenance and repair services for most of the products which it sells. These services are generally subcontracted to independent repair firms.

     The Company's return policy provides that any merchandise may be returned for exchange or refund within seven days of purchase if accompanied by original packaging material.

     The Company accepts MasterCard, Visa and Discover. The Company estimates that, during fiscal 1996, approximately 29% of its total sales were made on these credit cards, and approximately 16% were made on installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts.

  Distribution

     The Company's stores are supplied by leased regional distribution centers which consist of a 315,000 square foot facility in Dayton, Ohio, and a 67,000 square foot facility in Pensacola, Florida. The Company also owns a 150,000 square foot auxiliary warehouse in Pensacola, Florida in which it utilizes 60,000 square feet and leases the remainder.

     The regional distribution centers reduce inventory requirements at individual stores, while preserving the benefits of volume purchasing and facilitating centralized inventory and accounting controls. Virtually all of the Company's merchandise is distributed through its distribution centers, with the exception of major appliances which are often shipped directly by the vendor to the retail location. All deliveries to stores are made by independent contract carriers.

  Management Information Systems

     The Company has developed a computerized management information system which operates an internally developed software package. The Company's computer system provides management with the information necessary to manage inventory by stock keeping unit ("SKU"), monitor sales and store activity on a daily basis, capture marketing and customer information, track productivity by salesperson and control the Company's accounting operations.

     The host computer is integrated with the Company's point-of-sale system which serves as the collection mechanism for all sales activity. The combined system provides for next-day review of inventory levels, sales by store and by SKU and commissions earned, assists in cash management and enables management to track merchandise from receipt at the distribution center until time of sale.

Competition

     The Company's business is characterized by substantial competition. The Company's competitors include other specialty electronics retailers, department stores, discount stores, furniture stores, warehouse clubs and catalog showrooms. Some of these competitors have greater financial and other resources than the Company. Competition within the Company's industry is based upon price, breadth of product selection, product quality and customer service.

Facilities

     Eighty three of the Company's stores are located in buildings owned by the Company, including two strip shopping centers in Austin, Texas of 60,000 and 40,000 square feet and a strip shopping center in College Station, Texas of 38,000 square feet. The Company uses approximately 10,000 square feet in each shopping center for a store and leases the remainder. The strip shopping centers are professionally managed by local real estate management firms.

     The remaining 116 stores operate on leased premises, with the unexpired terms of the leases ranging from one year to 29 years, inclusive of options to renew, except for one month to month lease. For fiscal 1996, the total net rent expense for the Company's leased stores was approximately $6,500,000.

     To date, the Company has not experienced difficulty in securing leases or purchasing sites for suitable locations for its stores. The Company continues to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, the Company has developed prototype formats for new store construction.

Employees

     At January 31, 1996, the Company had 154 hourly and salaried employees and 983 sales employees. The Company also employs additional personnel during peak selling seasons. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Service Marks

     The Company has registered its rights in its service mark "REX" with the United States Patent and Trademark Office. The Company is not aware of any adverse claims concerning its service mark.

Item 2.   Properties

     The information required by this Item 2 is set forth in Item 1 of this report under "Store Operations--Stores," "Store Operations--Distribution" and "Facilities" and is incorporated herein by reference.

Item 3.   Legal Proceedings

     The Company is involved in various legal proceedings incidental to the conduct of its business. The Company believes that these proceedings will not have a material adverse effect on the financial condition or operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                       Executive Officers of the Company

     Set forth below is certain information about each of the Company's executive officers.

   Name             Age                    Position(s)
Stuart Rose         41   Chairman of the Board and Chief Executive Officer*
Lawrence Tomchin    68   President and Chief Operating Officer*
Douglas Bruggeman   35   Vice President-Finance and Treasurer
Edward Kress        46   Secretary*


*Also serves as a director of the Company.

     Stuart Rose has been the Chairman of the Board and Chief Executive Officer of the Company since its incorporation in 1984 as a holding company to succeed to the ownership of Rex Radio & TV, Kelly & Cohen and Stereo Town. Prior to 1984, Mr. Rose was Chairman of the Board and Chief Executive Officer of Rex Radio & TV, which he founded in 1980 to acquire the stock of a corporation which operated four retail stores.

     Lawrence Tomchin has been the President and Chief Operating Officer of the Company since 1990. From 1984 to 1990, he was the Executive Vice President and Chief Operating Officer of the Company. Mr. Tomchin has been a director of the Company since 1984. Mr. Tomchin was Vice President and General Manager of the corporation which was acquired by Rex Radio & TV in 1980 and served as Executive Vice President of Rex Radio & TV after the acquisition.

     Douglas Bruggeman has been Vice President - Finance and Treasurer of the Company since 1989. From 1987 to 1989, Mr. Bruggeman was the Manager of Corporate Accounting for the Company. Mr. Bruggeman was employed with the accounting firm of Ernst & Young prior to joining the Company in 1986.

     Edward Kress has been the Secretary of the Company since 1984 and a director of the Company since 1985. Mr. Kress has been a partner of the law firm of Chernesky, Heyman & Kress, counsel for the Company, since 1988. From 1985 to 1988, Mr. Kress was a member of the law firm of Smith & Schnacke. Mr. Kress has practiced law in Dayton, Ohio since 1974.

                                  PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

The Company's Common Stock is traded on the New York Stock Exchange under the symbol RSC.


Fiscal Quarter Ended                           High       Low

April 30, 1994                                 $22.87     $16.87
July 31, 1994                                   18.62      14.37
October 31, 1994                                20.62      14.75
January 31, 1995                                18.87      14.62

April 30, 1995                                 $16.50     $12.25
July 31, 1995                                   16.50      13.25
October 31, 1995                                18.75      15.50
January 31, 1996                                17.75      12.87


As of April 16, 1996, there were 351 holders of record of the Company's Common Stock, including shares held in nominee or street name by brokers.


Dividend Policy

The Company's revolving credit agreement places restrictions on the payment of dividends. The Company has not paid dividends in prior years.

Item 6.     Selected Financial Data

Five Year Financial Summary

                                        January 31,
(In Thousands, Except
Per Share Amounts)     1996      1995      1994       1993       1992

Net sales              $442,217  $382,775  $298,171   $233,080   $201,804

Net income             $ 14,573  $ 12,596  $  8,632   $  4,788   $  3,006

Net income per
  common share         $   1.56  $   1.40  $   1.10   $    .72   $    .45

Total assets           $234,599  $192,616  $132,319   $ 88,599   $ 71,064

Long-term debt,
  net of current
  maturities           $ 32,590  $ 25,595  $ 10,879   $  2,902   $  2,857


Quarterly Financial Data (Unaudited)



                                         Quarters Ended
                              (In Thousands Except Per Share Amounts)

                           April 30,  July 31,    October 31,  January 31,
                             1995       1995         1995         1996
Net sales                  $87,427    $96,458     $94,914      $163,418
Cost of merchandise sold    65,602     71,484      70,546       120,004
Net income                   1,574      2,513       1,942         8,544
Earnings per common
  share                    $   .17    $   .27     $   .21      $    .91


                                         Quarters Ended
                              (In Thousands Except Per Share Amounts)

                           April 30,  July 31,    October 31,  January 31,
                             1994       1994         1994         1995

Net sales                  $69,134    $81,122     $80,160      $152,359
Cost of merchandise sold    50,768     59,944      60,066       115,295
Net income                   1,143      1,958       1,599         7,896
Earnings per common
  share (a)                $   .14    $   .22     $   .17      $    .83


[FN]

(a) The total of the quarterly net income per share amounts is less than the annual net income per share amount due to 63% of net income occurring in the fourth quarter of fiscal 1995, whose per share amount reflects for the entire quarter the Company's 1.3 million share offering in June 1994, while the annual per share amount only reflects the increased outstanding shares for the 8 months since the issuance of the shares in June 1994.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Overview

     The Company is a leader in the consumer electronics/appliance retailing industry, operating predominately in small to medium sized markets in the Midwest and Southeast under the trade name "REX." Since acquiring its first four stores in 1980, the Company has expanded into a national chain operating 199 stores in 29 states. During fiscal 1996, the Company expanded into the western region of the United States by opening seven stores in four northwestern states.

     The Company has focused on maintaining strict cost controls, depth of merchandise selection and expansion within small and medium sized markets where its low cost structure and operating strategy enhance its ability to become a dominant retailer. Net sales and income from operations have increased each year since fiscal 1990.

     During fiscal 1994, 1995 and 1996, the Company opened 28, 33 and 34 stores, respectively, and closed two stores in fiscal 1994. No stores were closed in fiscal 1995 and 1996. Comparable store sales grew 7.5% and 5.5% for fiscal 1994 and 1995, respectively, and declined 5.4% for fiscal 1996. For the periods prior to fiscal 1995, the Company considered a store to be comparable after it had been open four fiscal quarters. Effective February 1, 1994, the Company considers a store to be comparable after it has been open six full fiscal quarters. This change in policy is intended to reduce the distorting effect on sales of new store grand openings during which time the Company utilizes higher levels of advertising and promotion. Comparable store sales comparisons do not include sales of extended service contracts.

Extended Service Contracts

     The Company's extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 2.9%, 2.6% and 2.4% of net sales for fiscal 1994, 1995 and 1996, respectively. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $7.1 million, $7.8 million and $8.3 million in fiscal 1994, 1995 and 1996, respectively. Merchandise sales increased at a higher rate than extended service contract revenues in fiscal 1994, 1995 and 1996 resulting in declining extended service contract revenues as a percentage of net sales.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                           Fiscal Year Ended
                                               January 31,
                                    1996          1995         1994
Net sales                           100.0%        100.0%       100.0%
Cost of merchandise sold             74.1          74.7         73.9
                                    -----         -----        -----
  Gross profit                       25.9          25.3         26.1
Selling, general
  and administrative expenses        19.4          19.4         21.0
                                    -----         -----        -----
  Income from operations              6.5           5.9          5.1
Interest, net                         1.1            .5           .3
                                    -----         -----        -----
  Income before income taxes          5.4           5.4          4.8
Provision for income taxes            2.1           2.1          1.9
                                    -----         -----        -----
  Net income                          3.3%          3.3%         2.9%
                                    =====         =====        =====

Comparison of Fiscal Years Ended January 31, 1996 and 1995

     Net sales in fiscal 1996 were $442.2 million, a 15.5% increase over the $382.8 million achieved in fiscal 1995. The increase was due to the addition of 34 stores during the year and the first full year of sales for 33 stores opened during fiscal 1995, partially offset by a decline of 5.4% in comparable store sales during the year. No stores were closed in fiscal 1996 and 1995. The number of stores open at January 31, 1996 was 199 compared to 165 at January 31, 1995.

     Gross profit of $114.6 million in fiscal 1996 (25.9% of net sales) was 18.5% higher than the $96.7 million of gross profit (25.3% of net sales) recorded the prior year. The improved gross profit margin in fiscal 1996 is primarily the result of lower merchandise cost on certain products due to opportunistic purchasing. This was partially offset by an increase in major appliance and computer sales which generally have a lower gross profit margin and a decline in extended service contract revenues, which generally have a higher gross profit margin. Extended service contract revenues, which generally have a higher gross profit margin, also declined as a percent of net sales.

     Selling, general and administrative expenses for fiscal 1996 were $86.0 million (19.4% of net sales), a 15.9% increase over the $74.2 million (19.4% of net sales) in fiscal 1995. The increase in expense was primarily attributable to $5.1 million of higher payroll costs related to the increased number of stores and increased sales, $3.7 million of increased advertising costs and $2.9 million of higher depreciation, occupancy and other operating costs associated with more store locations. As a percentage of net sales, selling, general and administrative expenses were consistent between years.

     Income from operations was $28.6 million (6.5% of net sales) in fiscal 1996, a 27.2% increase over $22.5 million (5.9% of net sales) for fiscal 1995. This improvement was primarily a result of increased sales volume and an improved gross profit margin resulting from opportunistic purchasing.

     Interest expense increased to $4.7 million in fiscal 1996 from $1.9 million in fiscal 1995. The increase in interest expense is primarily attributable to additional mortgage debt associated with more Company owned store locations (average outstanding borrowings of approximately $31.5 million in fiscal 1996 compared to $14.3 million in fiscal 1995) and an increase of approximately $10.3 million in the average outstanding borrowings on the revolving line of credit to support higher inventory levels associated with store expansion and opportunistic purchasing.

     The effective tax rate was 39.5% for fiscal 1996 and 1995.

     As a result of the foregoing, net income for fiscal 1996 was $14.6 million, a 15.7% increase over $12.6 million for fiscal 1995.

Comparison of Fiscal Years Ended January 31, 1995 and 1994

     Net sales in fiscal 1995 were $382.8 million, a 28.4% increase over the $298.2 achieved in fiscal 1994. This increase was due to the addition of 33 stores during the year, the first full year of sales for 28 stores opened during fiscal 1994 and an increase of 5.5% in comparable store sales during the year. No stores were closed in fiscal 1995. In the prior fiscal year, the Company opened 28 stores and closed two. The number of stores open at January 31, 1995 was 165 compared to 132 at January 31, 1994.

     Gross profit of $96.7 million in fiscal 1995 (25.3% of net sales) was 24.5% higher than the $77.7 million gross profit (26.1% of net sales) recorded the prior year. The lower gross profit margins generally reflect an increased competitive environment in certain markets, an increase in major appliance sales and the introduction of computer sales into 34 stores. Major appliance sales and computer sales generally have a lower gross profit margin percentage. Extended service contract revenues, which generally have a higher gross profit margin, also declined as a percent of net sales.

     Selling, general and administrative expenses for fiscal 1995 were $74.2 million (19.4% of net sales), an 18.8% increase over the $62.5 million (21.0% of net sales) in fiscal 1994. The increase in expenses was primarily attributable to $6.1 million of higher payroll costs related to the increased number of stores and increased sales, $4.2 million of increased advertising costs and $1.4 million of higher depreciation costs and operating costs associated with more store locations. The reduction of selling, general and administrative expenses as a percentage of net sales was primarily a result of more efficient advertising for existing stores and the increase in the number of owned stores compared to leased stores.

     Income from operations was $22.5 million (5.9% of net sales) in fiscal 1995, a 47.3% increase over the $15.3 million (5.1% of net sales) for fiscal 1994. This improvement was primarily a result of increased sales volume and reduced advertising and occupancy costs relative to sales.

     Interest expense increased to $1.9 million for fiscal 1995 from $1.1 million in fiscal 1994. The increase in interest expense is attributable to additional mortgage debt associated with more Company owned store locations and an increase of approximately $5.2 million in the average outstanding borrowings on the revolving line of credit to support the store expansion.

     The effective tax rate was 39.5% for fiscal 1995 and 1994.

     As a result of the foregoing, net income for fiscal 1995 was $12.6 million, a 45.9% increase over $8.6 million for fiscal 1994.

Liquidity and Capital Resources

     The Company's primary sources of financing have been cash flow provided by net income, mortgages on owned property, borrowings under its revolving line of credit and in fiscal 1994 and 1995, the proceeds from public offerings of Common Stock.

     Net cash used in operating activities was $4.0 million for fiscal 1996. Operating cash flow was provided by net income of $14.6 million and $4.4 million of deferred income from sales of extended service contracts, adjusted for non-cash charges of $.7 million. The primary use of cash was an increase in inventory of $31.2 million due to additional stores, increased sales volume and opportunistic purchasing. This increase was partially offset by increased accounts payable of $6.2 million.

     At January 31, 1996 working capital was $80.0 million compared to $78.7 million at January 31, 1995. The ratio of current assets to current liabilities was 2.1 to 1 at January 31, 1996 and 2.4 to 1 at January 31, 1995.

     Capital expenditures in fiscal 1996 totaled $23.1 million and were primarily associated with the opening of 34 stores.

     The Company has a revolving credit agreement with seven banks through July 31, 2000, with interest at prime or LIBOR plus 1.875%. Amounts available for borrowing are equal to the lesser of (i) $100 million for the months of January through June and $150 million for the months of July through December or (ii) the sum of specified percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. The Company has outstanding a $4.3 million letter of credit which is required to be kept in place until August 1996 pursuant to a sale/leaseback transaction completed in fiscal 1990. The letter of credit secures the Company's obligations under these leases.

     At January 31, 1996, borrowings of $9.3 million were outstanding at an average interest rate of 7.64%. A total of approximately $78.9 million was available after reduction for the outstanding letter of credit at January 31, 1996. Borrowing levels vary during the course of a year based on the Company's seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 1996 were approximately $55.6 million, which existed immediately prior to the Christmas selling season due to the build-up of seasonal inventory requirements. The weighted average interest rate was 9.45% for fiscal 1996. The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

     At January 31, 1996, the Company had approximately $34.6 million of mortgage debt outstanding (including $9.2 million obtained in fiscal 1996 from mortgaging 16 stores) at a weighted average interest rate of 9.4%, with maturities from 2000 to 2010. The Company has received a commitment to provide $10 million of mortgage financing for a term of 10 years, with a balloon payment at the end of the scheduled term. Interest would be charged at a variable rate of prime plus 1/2% or a fixed rate (for five years) of Treasuries plus 225 basis points.

     During fiscal 1997, the Company plans to open 35 to 40 REX stores with anticipated capital expenditures of approximately $20 to $24 million. See "Business--Expansion Strategy." The Company believes it will be able to obtain long-term mortgage financing on a site-by-site basis for Company built or Company purchased store locations.

Seasonality and Quarterly Fluctuations

     The Company's business is seasonal. As is the case with many other retailers, the Company's net sales and net income are greatest in its fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 36.9% and 39.8% of net sales and 58.6% and 62.7% of net income in fiscal 1996 and 1995, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

     The following table provides certain unaudited financial information for the Company for each of the quarters in fiscal 1996 and 1995.


                              Fiscal Quarter Ended
                 April 30,       July 31,        October 31,    January 31,
                        % of            % of            % of            % of
              $000s    Annual $000s    Annual $000s    Annual $000s    Annual
Fiscal 1996
  Net sales   $87,427  19.8%  $96,458  21.8%  $94,914  21.5%  $163,418  36.9%
  Income from
   operations   3,183  11.1     5,145  18.0     4,652  16.3     15,620  54.6
  Net income    1,574  10.8     2,513  17.3     1,942  13.3      8,544  58.6

Fiscal 1995
  Net sales   $69,134  18.1%  $81,122  21.2%  $80,160  20.9%  $152,359  39.8%
  Income from
   operations   2,112   9.4     3,531  15.7     3,223  14.3     13,620  60.6
   Net income   1,143   9.1     1,958  15.5     1,599  12.7      7,896  62.7



Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," which addresses the identification and measurement of asset impairments and requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows. The Company is required to adopt the provisions of SFAS No. 121 in the first quarter of fiscal 1997. It is anticipated that the application of this standard will not have a material impact on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which establishes new accounting and disclosure requirements for stock-based employee compensation plans. The Company will adopt this standard in fiscal 1997 by continuing to follow the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and presenting the required pro forma disclosures. Therefore, the application of this standard will not have a material impact on the Company's financial position or results of operations.

Item 8.   Financial Statements and Supplementary Data

                  REX STORES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         JANUARY 31, 1996 AND 1995

                                                    1996         1995
                               ASSETS                  (In Thousands)
CURRENT ASSETS:
   Cash and cash equivalents                      $    685    $ 12,663
   Short-term investments                            1,525       1,555
   Accounts receivable, net of allowance
   for doubtful accounts of $638 and $784
   in 1996 and 1995, respectively (Note 4)           1,604       1,077
   Merchandise inventory (Note 4)                  146,566     115,347
   Prepaid expenses and other                        1,825       1,470
   Future income tax benefits (Note 9)               3,818       2,860
                                                  --------    --------
     Total current assets                          156,023     134,972
PROPERTY AND EQUIPMENT, NET (Notes 4 and 5)         70,307      50,025
FUTURE INCOME TAX BENEFITS (Note 9)                  8,269       7,619
                                                  --------    --------
     Total assets                                 $234,599    $192,616
                                                  ========    ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable (Note 4)                          $  9,327   $     -
   Current portion of long-term debt (Note 5)        2,050       1,680
   Current portion, deferred income and
     deferred gain on sale
     and leaseback (Notes 2 and 7)                   9,083       7,376
   Accounts payable, trade                          39,525      33,295
   Accrued income taxes                              4,121       3,343
   Accrued payroll                                   6,570       6,082
   Other liabilities                                 5,331       4,499
                                                  --------    --------
     Total current liabilities                      76,007      56,275
LONG-TERM LIABILITIES:
   Long-term debt (Note 5)                          32,590      25,595
   Deferred income (Note 2)                         16,506      13,573
   Deferred gain on sale and leaseback (Note 7)      7,150       7,779
                                                  --------     -------
     Total long-term liabilities                    56,246      46,947
COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)
SHAREHOLDERS' EQUITY (Notes 3, 4, and 6):
   Common stock, 45,000 shares authorized, 9,521
     and 9,420 shares issued, at par                    95          94
   Paid-in capital                                  56,732      56,090
   Retained earnings                                49,401      34,828
   Treasury stock, 534 and 372 shares               (3,882)     (1,618)
                                                  --------    --------
     Total shareholders' equity                    102,346      89,394
                                                  --------    --------
   Total liabilities and shareholders' equity     $234,599    $192,616
                                                 =========    ========

[FN]
        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  REX STORES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                         1996        1995      1994
                                                (In Thousands,
                                          Except Per Share Amounts)
NET SALES                             $442,217    $382,775  $298,171
                                      --------    --------  --------
COSTS AND EXPENSES:
  Cost of merchandise sold             327,636     286,073   220,441
  Selling, general and
    administrative expenses             85,981      74,216    62,467
                                      --------    --------  --------
    Total costs and expenses           413,617     360,289   282,908
                                      --------    --------  --------

INCOME FROM OPERATIONS                  28,600      22,486    15,263

INVESTMENT INCOME                          182         229       139
INTEREST EXPENSE                         4,707       1,899     1,136
                                      --------    --------  --------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                          24,075      20,816    14,266

PROVISION FOR INCOME TAXES               9,502       8,220     5,634
                                      --------    --------  --------

NET INCOME                            $ 14,573    $ 12,596  $  8,632
                                     =========   ========= =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING    9,365       9,014     7,863
                                      --------    --------  --------
NET INCOME PER SHARE                  $   1.56    $   1.40  $   1.10
                                      ========    ========  ========



[FN]

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                        1996        1995       1994
                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 14,573    $ 12,596   $  8,632
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities-
      Depreciation and amortization, net    2,357       1,559      1,084
      Deferred income                       4,415       3,770      1,836
      Future income tax benefits           (1,608)     (1,207)       315
      Accounts receivable                    (527)       (403)       245
      Merchandise inventory               (31,219)    (40,385)   (16,699)
      Other current assets                   (361)       (281)       (70)
      Accounts payable, trade               6,230       5,271      6,312
      Other liabilities                     2,098       3,123      1,297
                                         --------    --------   --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     (4,042)    (15,957)     2,952
                                         --------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                       30        (925)       845
  Capital expenditures                    (23,080)    (28,101)   (13,882)
  Capital disposals                            43         120        549
                                         --------    --------   --------
NET CASH USED IN INVESTING ACTIVITIES     (23,007)    (28,906)   (12,488)
                                         --------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in note payable                  9,327         -          -
  Proceeds from long-term debt              9,201      16,885      8,612
  Payments of long-term debt               (1,836)       (981)      (221)
  Common stock issued                         643      20,907     17,503
  Treasury stock issued (acquired)         (2,264)        297        -
                                         --------    --------   --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                               15,071      37,108     25,894
                                         --------    --------   --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (11,978)     (7,755)    16,358

CASH AND CASH EQUIVALENTS,
  beginning of year                        12,663      20,418      4,060
                                         --------    --------   --------
CASH AND CASH EQUIVALENTS,
  end of year                            $    685    $ 12,663   $ 20,418
                                         ========    ========   ========

[FN]
        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 REX STORES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


                            Common Stock
                         Issued      Treasury      Paid-In      Retained
                    Shares  Amount Shares Amount   Capital      Earnings

                                   (In Thousands)

BALANCE,
  January 31, 1993   6,675   $67   460   $ 1,915   $17,707      $13,600

Net income             -      -     -        -         -          8,632

Common stock issued  1,352    13    -        -      17,490          -
                     -----   ---   ---   -------   -------      -------
BALANCE,
  January 31, 1994   8,027    80   460     1,915    35,197       22,232

Net income             -      -     -        -         -         12,596

Common stock issued  1,393    14   (88)     (297)   20,893          -
                     -----   ---   ---   -------   -------      -------
BALANCE,
  January 31, 1995   9,420    94   372     1,618    56,090       34,828

Net income             -      -     -        -         -         14,573

Treasury stock
  acquired             -      -    162     2,264       -            -

Common stock issued    101     1    -        -         642          -
                     -----   ---   ---   -------   -------      -------
BALANCE,
  January 31, 1996   9,521   $95   534   $ 3,882   $56,732      $49,401
                     =====   ===   ===   =======   =======      =======


[FN]
        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

  (a) Principles of Consolidation--The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates retail consumer electronics and appliance stores under the REX name in 29 states, predominantly in the Midwest and Southeast.

  (b) Net Income Per Share--Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Fully-diluted earnings per share do not differ significantly from primary earnings per share.

  (c) Cash Equivalents and Short-term Investments--Cash equivalents are principally short-term investments with original maturities of less than three months. Short-term investments, which are principally marketable securities, are stated at cost plus accrued interest, which approximates market. The carrying amount of cash equivalents and short-term investments is a reasonable estimate of fair value.

       Investments at January 31, 1996 and 1995 are restricted by two states to cover possible future claims under product service contracts.

  (d) Merchandise Inventory--Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out (FIFO) basis, including certain costs associated with purchasing, warehousing and transporting merchandise. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (K&C), is valued at the lower of last-in, first-out (LIFO) or market. The K&C inventory value using the FIFO method ($41,880,000 and $33,201,000 at January 31, 1996 and 1995, respectively) approximates the LIFO value in all years presented. Four suppliers accounted for approximately 55% of the Company's purchases in 1996.

  (e) Property and Equipment--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 30 to 40 years for buildings and improvements, and 3 to 10 years for fixtures and equipment. Leasehold improvements are depreciated over 10 years or the term of the lease, if shorter. The components of cost at January 31, 1996 and 1995 are as follows:


                                        1996           1995
                                          ( In thousands)
     Land                               $18,452        $12,972
     Buildings and improvements          40,492         28,383
     Fixtures and equipment              12,294          9,283
     Leasehold improvements               7,740          6,015
                                        -------        -------
                                         78,978         56,653
     Less:  accumulated depreciation     (8,671)        (6,628)
                                        -------        -------
                                        $70,307        $50,025
                                        =======        =======


      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," which addresses the identification and measurement of asset impairments and requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows. The Company is required to adopt the provisions of SFAS No. 121 in the first quarter of fiscal 1997. It is anticipated that the application of this standard will not have a material impact on the Company's financial position or results of operations.

  (f) Interest Cost--Interest expense of $4,707,000, $1,899,000 and $1,136,000 for the years ended January 31, 1996, 1995 and 1994, respectively, is net of approximately $207,000, $182,000 and $65,000 of interest capitalized related to store construction. Total interest expense approximates interest paid for all years presented.

  (g) Loan Acquisition Costs--Direct expenses and fees associated with obtaining notes payable or long-term debt are capitalized and amortized to interest expense on a straight-line basis over the life of the loan.

  (h) Advertising Costs--Advertising costs are expensed as incurred. Advertising expense was approximately $29,989,000, $26,241,000 and $22,085,000 in 1996, 1995 and 1994, respectively.

  (i) Store Opening and Closing Costs--Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location.

  (j) Income Taxes--The Company follows SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based on the temporary difference between the financial statement and tax basis of certain assets and liabilities given the provisions of enacted tax laws.

  (k) Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2) DEFERRED INCOME ON SERVICE CONTRACTS-

    The Company sells product service contracts covering periods beyond the normal manufacturers' warranty periods, usually with terms of coverage (including manufacturers' warranty periods) of between 12 to 60 months. Revenues net of sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Service contract costs are charged to operations as incurred.

(3) SALE OF COMMON STOCK-

    On June 2, 1994, the Company completed the sale of 1.3 million shares of common stock under a Form S-3 registration statement and received net proceeds of $19.8 million. On July 1, 1994, the Company sold an additional 13,333 shares pursuant to the over allotment option and received net proceeds of approximately $203,000.

    On June 2, 1993, the Company completed the sale of 1.3 million shares of common stock under a Form S-2 registration statement and received net proceeds of $17.2 million.

(4) REVOLVING LINE OF CREDIT-

    Effective July 31, 1995, the Company entered into an amended and restated revolving credit agreement with seven banks which expires July 31, 2000. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $150 million for the months of July through December or
    (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by any letter of credit commitments outstanding (see Note 7). At January 31, 1996, outstanding borrowings under the revolving credit agreement totaled $9,327,000. There were no borrowings outstanding at January 31, 1995.
    The carrying amount of the borrowings at January 31, 1996 approximates fair value as the revolving credit agreement bears a current market rate of interest. At January 31, 1996, a total of approximately $78.9 million was available after the letter of credit reductions.

    The interest rate on borrowings is at prime or LIBOR plus 1.875% and commitment fees of 1/4% are payable on the unused portion. The weighted average interest rate on borrowings outstanding at January 31, 1996 was 7.64%. Borrowings are secured by certain fixed assets, accounts receivable and inventories.

    The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on the amount of common stock repurchases and the payment of dividends.

(5) LONG-TERM DEBT-

    Long-term debt consists of several notes payable secured by certain land, buildings and leasehold improvements. Interest rates range from 7.50% to 10.69%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term.

Maturities of long-term debt are as follows (in thousands):


      Year Ending
      January 31,                                       Amount
      1997                                              $ 2,050
      1998                                                2,081
      1999                                                2,172
      2000                                                2,269
      2001                                                3,108
      2002 and thereafter                                22,960
                                                        -------
                                                        $34,640
                                                        =======

    The fair value of the Company's long-term debt at January 31, 1996 was approximately $35,939,000. The fair value was estimated based on rates available to the Company for debt with similar terms and maturities.


(6) EMPLOYEE BENEFITS-

  (a) Stock Option Plans--Effective June 2, 1995, the Company adopted the REX Stores Corporation 1995 Omnibus Stock Incentive Plan (the Omnibus
       Plan), which amended and restated the 1994 Incentive Stock Option Plan. Under the Omnibus Plan, the Company may grant to officers and key employees awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, other stock based awards and cash incentive awards. The Omnibus Plan also provides for yearly grants of nonqualified stock options to directors who are not employees of the Company. A maximum of 2,000,000 shares of common stock may be subject to awards granted under the Omnibus Plan. The exercise price of each stock based award must be at least 100% of the fair market value of the Company's common stock on the date of grant. At January 31, 1996, options also remain outstanding under a 1984 Incentive Stock
       Option Plan which expired in fiscal 1995.

       At January 31, 1996, 782,155 shares of common stock are available for grant under the Omnibus Plan. A total of 485,153, 350,051, and 172,204 options are exercisable under the above described plans at January 31, 1996, 1995 and 1994, respectively.

       On November 20, 1989, non-qualified executive stock options were issued to two key executives under a separate plan for 600,000 shares at the then-current market price of $3.38 per share. Of these options, 87,921 were exercised in fiscal 1995, and all of the remaining options are exercisable as of January 31, 1996. No additional shares are available for grant under this plan.

       The following summarizes options granted, exercised and canceled or expired for the years ended January 31, 1996, 1995 and 1994:


                                                                 Shares Under
                                                                 Stock Option
                                                                    Plans

Outstanding at January 31, 1993 ($3.25 to $7.56 per share)        1,014,679
Granted ($13.00 to $18.125 per share)                               538,685
Canceled or expired                                                  (4,000)
Exercised ($3.25 to $6.88 per share)                                (52,100)
                                                                  ---------
Outstanding at January 31, 1994 ($3.25 to $18.125 per share)      1,497,264
Granted ($15.25 to $18.975 per share)                               100,067
Canceled or expired                                                  (8,600)
Exercised ($3.25 to $13.00 per share)                              (167,157)
                                                                  ---------
Outstanding at January 31, 1995 ($3.25 to $18.975 per share)      1,421,574
Granted ($13.875 to $15.262 per share)                              767,845
Canceled or expired                                                 (19,400)
Exercised ($3.25 to $15.25 per share)                              (101,461)
                                                                  ---------
Outstanding at January 31, 1996 ($3.25 to $18.975 per share)      2,068,558
                                                                  =========

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which establishes new accounting and disclosure requirements for stock-based employee compensation plans. The Company will adopt this standard in fiscal 1997 by continuing to follow the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and presenting the required pro forma disclosures. Therefore, the application of this standard will not have a material impact on the Company's financial position or results of operations.

 (b) Profit Sharing Plan--The Company has a qualified, noncontributory profit sharing plan covering full-time employees who meet certain eligibility requirements. The Plan also allows 401(k) savings contributions by participants with certain Company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed matching amounts of approximately $36,000, $32,000 and $21,000 for the years ended January 31, 1996, 1995 and 1994, respectively, under the Plan.

(7)  SALE AND LEASEBACK TRANSACTION-

     On August 30, 1989, the Company completed a transaction for the sale and leaseback of 75 of its stores and three warehouse facilities under an initial 15-year lease term. A pre-tax financial statement gain of $15.6 million (net of expenses) resulted from this sale. In connection with this transaction, an unsecured letter of credit guarantee (LOC) in the amount of $7.1 million had been outstanding. As a result of the LOC, there is a contingency with respect to the ultimate gain to be realized from the sale of these properties. Consequently, $7.1 million of such gain has been deferred and will be amortized to results of operations over the respective lease term of each property after the LOC expires. The remaining pre-tax financial statement gain is being amortized as a reduction to lease expense over the lease terms.

     On May 5, 1994, the Company purchased, for $8.0 million, 14 store locations which were leased pursuant to the sale/leaseback transaction. Consummation of the purchase permitted the Company to reduce its outstanding $7.1 million LOC by $1.4 million. In addition, the Company concurrently amended the lease on its Dayton warehouse to place the entire facility under a long-term lease arrangement, which resulted in a further reduction of the Company's outstanding LOC by $1.4 million. Accordingly, the balance of the outstanding LOC related to the sale/leaseback transaction is $4.3 million at January 31, 1996 and 1995.

     The $4.3 million LOC will remain outstanding until August 30, 1996 and includes an annual commitment fee of 1.25% payable monthly. The LOC can be drawn upon by the buyer/lessor in the event of a "material failure", principally defined as a failure to make required lease payments under the agreement or in the event of bankruptcy on the part of the Company.

     For financial statement purposes, the LOC reduction from the purchase of the 14 store locations resulted in approximately $1.2 million of the deferred gain associated with the sale/leaseback being recorded as a reduction in the carrying value of the properties purchased. The remaining pre-tax financial statement gain of $14.4 million less the LOC amount ($4.3 million) is being amortized as a reduction to rent expense over the lease terms.

     Rental payments increase by fixed amounts over the term of the leases and are included in future minimum annual rentals in Note 8. Lease expense is being recognized on a straight-line basis over the 15-year terms of the leases. All of the leases have been accounted for as operating leases.

(8)  LEASES AND COMMITMENTS-

     The Company is committed under operating leases for certain warehouse and retail store locations. The lease agreements are for varying terms through 2007 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Also see Note 7 for a discussion of the Sale and Leaseback transaction and gain amortization.

     The following is a summary of rent expense under these operating leases (in thousands):


     Years ended    Minimum        Gain           Sublease
     January 31,    Rentals     Amortization       Income        Total

     1996           $8,383         $(405)         $(1,475)       $6,503
     1995            7,767          (367)          (1,198)        6,202
     1994            7,684          (251)            (888)        6,545


     Future minimum annual rentals and gain amortization on non-cancelable leases as of January 31, 1996 are as follows (in thousands):


                                        Minimum             Gain
     Years ended January 31,            Rentals         Amortization
     1997                               $ 7,068           $   629
     1998                                 6,385               943
     1999                                 5,690               943
     2000                                 5,139               943
     2001                                 5,143               943
     2002 and thereafter                 16,979             3,379
                                        -------           -------
                                        $46,404           $ 7,780
                                        =======           =======


(9)  INCOME TAXES-

     The provision for income taxes for the years ended January 31, 1996, 1995 and 1994 consists of the following (in thousands):

                                        Years Ended January 31,
                                    1996          1995         1994
FEDERAL
  Current                           $ 9,264       $ 7,969      $ 5,430
  Deferred                           (1,358)       (1,129)        (857)
                                    -------       -------      -------
                                      7,906         6,840        4,573
                                    -------       -------      -------
STATE AND LOCAL
  Current                             1,846         1,438        1,210
  Deferred                             (250)          (58)        (149)
                                    -------       -------      -------
                                      1,596         1,380        1,061
                                    -------       -------      -------
                                    $ 9,502       $ 8,220      $ 5,634
                                    =======       =======      =======

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                        Years Ended January 31,
                                        1996           1995
Assets:
  Deferral of service contract income   $ 8,806        $ 7,150
  Sale and leaseback deferred gain        2,723          2,766
  Other items                             2,945          2,740
                                        -------        -------
                                         14,474         12,656
Liabilities:
  Inventory accounting                   (1,064)        (1,064)
  Depreciation                           (1,285)        (1,064)
  Other items                               (38)           (49)
                                        -------        -------
                                         (2,387)        (2,177)
                                        -------        -------
       Total net future
         income tax benefits            $12,087        $10,479
                                        =======        =======

     The Company has determined, based on its history of operating earnings, available carrybacks, expectations for the future and potential tax planning strategies, that it is more likely than not that the net future income tax benefits at January 31, 1996 will be realized.

     The Company paid income taxes of $10,100,000, $6,854,000 and $7,410,000 in the years ended January 31, 1996, 1995 and 1994, respectively.

     The effective income tax rate on consolidated pre-tax income differs from the Federal income tax statutory rate as follows:

                                          Years Ended January 31,
                                        1996      1995       1994
Federal income tax at statutory rate    35.0%     35.0%      34.5%
State and local taxes, net
  of federal tax benefit                 4.2       4.3        4.7
Other                                     .3        .2         .3
                                        -----     -----      -----
                                        39.5%     39.5%      39.5%
                                        ====      ====       ====

(10) CONTINGENCIES-

     The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels' evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's consolidated financial statements.

                  Report of Independent Public Accountants


To the Shareholders and Board of Directors of REX Stores Corporation:

     We have audited the accompanying consolidated balance sheets of REX Stores Corporation (a Delaware corporation) and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under
Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Cincinnati, Ohio,
  March 25, 1996

                  REX STORES CORPORATION AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                               (In Thousands)

                                  Additions       Deductions

                      Balance                  Charges for Which
                      Beginning  Charged Cost    Reserves Were    Balance End
                      of Year    and Expenses       Created         of Year


1996
Allowance for
  doubtful accounts    $784          $287           $433           $638
                       ====          ====           ====           ====
1995
Allowance for
  doubtful accounts     643           475            334            784
                       ====          ====           ====           ====
1994
Allowance for
  doubtful accounts     408           487            252            643
                       ====          ====           ====           ====


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10.  Directors and Executive Offices of the Registrant

     The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on June 7, 1996, except for certain information concerning the executive officers of the Company which is set forth in Part I of this report.

Item 11.  Executive Compensation

     The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 7, 1996 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 7, 1996 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 7, 1996 and is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1)  Financial Statements.

     The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this report at Item 8 hereof.

     Consolidated Balance Sheets as of January 31, 1996 and 1995

     Consolidated Statements of Income for the years ended January 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity for the years ended January 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

     (a)(2)  Financial Statement Schedules.

     The following financial statement schedule is incorporated by reference as part of this report at Item 8 hereof.

     Schedule II  - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (a)(3)  Exhibits.

     See Exhibit Index at page 42 of this report.

     Management Contracts and Compensatory Plans and Arrangements

     Employment Agreement dated September 1, 1995 between Rex Radio and Television, Inc. and Stuart Rose -- Form 10-Q for quarter ended October 31, 1995, exhibit 10(a).

     Employment Agreement dated January 1, 1994 between Rex Radio and Television, Inc. and Stuart Rose -- Form 10-Q for quarter ended October 31, 1993, exhibit 10(c).

     Employment Agreement dated September 1, 1995 between Rex Radio and Television, Inc. and Lawrence Tomchin -- Form 10-Q for quarter ended October 31, 1995, exhibit 10(b).

     Employment Agreement dated January 1, 1994 between Rex Radio and Television, Inc. and Lawrence Tomchin -- Form 10-Q for quarter ended October 31, 1993, exhibit 10(d).

     Executive Stock Option dated September 22, 1993 to Stuart Rose -- Form 10-Q for quarter ended October 31, 1993, exhibit 10(a).

     Executive Stock Option dated September 22, 1993 to Lawrence Tomchin -- Form 10-Q for quarter ended October 31, 1993, exhibit 10(b).

     Executive Stock Option dated November 20, 1989 to Stuart Rose -- Form 10-Q for quarter ended October 31, 1989, exhibit 6.3.

     Executive Stock Option dated November 20, 1989 to Lawrence Tomchin -- Form 10-Q for quarter ended October 31, 1989, exhibit 6.4.

     Subscription Agreement dated December 1, 1989 from Stuart Rose -- Form 10-Q for quarter ended October 31, 1989, exhibit 6.5.

     Subscription Agreement dated December 1, 1989 from Lawrence Tomchin -- Form 10-Q for quarter ended October 31, 1989, exhibit 6.6.

     1984 Incentive Stock Option Plan -- Form 10-K for fiscal year ended January 31, 1992, exhibit 10(a).

     1995 Omnibus Stock Incentive Plan -- Post-effective amendment No. 1 to Form S-8 registration statement (No. 33-81706), exhibit 4(c).

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1996.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             REX STORES CORPORATION


                                             STUART ROSE

                                             Stuart Rose
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             Date:  April 17, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Capacity                           Date


STUART ROSE              Chairman of the Board       )
Stuart Rose              and Chief Executive         )
                         Officer (principal          )
                         executive officer)          )
                                                     )
DOUGLAS BRUGGEMAN        Vice President-Finance      )
Douglas Bruggeman        and Treasurer (principal    )
                         financial and accounting    )
                         officer)                    )
                                                     )
LAWRENCE TOMCHIN*        Director                    )
Lawrence Tomchin                                     )  April 17, 1996
                                                     )
                                                     )
EDWARD KRESS             Director                    )
Edward Kress                                         )
                                                     )
                                                     )
ROBERT DAVIDOFF*         Director                    )
Robert Davidoff                                      )
                                                     )
                                                     )
TIBOR FABIAN*            Director                    )
Tibor Fabian                                         )


*By   STUART ROSE
     (Stuart Rose, Attorney-in-Fact)

                             EXHIBIT INDEX

                                                                   Page



(3) Articles of incorporation and by-laws:

    3(a) Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for fiscal year ended January 31, 1994, File No. 0-13283)

    3(b)(1) By-Laws, as amended (incorporated by reference to Registration Statement No. 2-95738, Exhibit 3(b), filed February 8, 1985)

    3(b)(2)  Amendment to By-Laws adopted June 29, 1987
             (incorporated by reference to Exhibit 4.5 to Form 10-Q for quarter ended July 31, 1987, File No. 0-13283)

(4) Instruments defining the rights of security holders, including indentures:

    4(a) Amended and Restated Loan Agreement dated July 31, 1995 among Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc. and Rex Kansas, Inc. (the "Borrowers"), the lenders named therein, and NatWest Bank N.A. as agent (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 1995, File No. 0-13283)

    4(b)     Form of Amended and Restated Revolving Credit Note
             (incorporated by reference to Exhibit 4(b) to Form 10-Q for quarter ended July 31, 1995, File No. 0-13283)

    4(c)     Guaranty of registrant dated July 31, 1995
             (incorporated by reference to Exhibit 4(c) to Form 10-Q for quarter ended July 31, 1995, File No. 0-13283)

    4(d) Borrowers Pledge Agreement as amended and restated through July 31, 1995 (incorporated by reference to Exhibit 4(d) to Form 10-Q for quarter ended July 31,
             1995, File No. 0-13283)

    4(e) Borrowers General Security Agreement as amended and restated through July 31, 1995 (incorporated by reference to Exhibit 4(e) to Form 10-Q for quarter ended July 31, 1995, File No. 0-13283)

    4(f) Parent Pledge Agreement as amended and restated through July 31, 1995 (incorporated by reference to Exhibit
             4(f) to Form 10-Q for quarter ended July 31, 1995, File
             No. 0-13283)

    4(g) Parent General Security Agreement as amended and restated through July 31, 1995 (incorporated by reference to Exhibit 4(g) to Form 10-Q for quarter ended July 31, 1995, File No. 0-13283)

             Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of such instruments to the Commission upon request.

(10)         Material contracts:

    10(a)    Employment Agreement dated September 1, 1995 between
             Rex Radio and Television, Inc. and Stuart Rose
             (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 1995, File No. 0-13283)

    10(b) Employment Agreement dated January 1, 1994 between Rex Radio and Television, Inc. and Stuart Rose
             (incorporated by reference to Exhibit 10(c) to Form 10-Q for quarter ended October 31, 1993, File No. 0-13283)

    10(c)    Employment Agreement dated September 1, 1995 between
             Rex Radio and Television, Inc. and Lawrence Tomchin (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 1995, File No. 0-13283)

    10(d) Employment Agreement dated January 1, 1994 between Rex Radio and Television, Inc. and Lawrence Tomchin
             (incorporated by reference to Exhibit 10(d) to Form 10-Q for quarter ended October 31, 1993, File No. 0-13283)

    10(e) Executive Stock Option dated September 22, 1993 granting Stuart Rose an option to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 1993, File No. 0-13283)

    10(f)    Executive Stock Option dated September 22, 1993
             granting Lawrence Tomchin an option to purchase 150,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 1993, File No. 0-13283)

    10(g) Executive Stock Option dated November 20, 1989 granting Stuart Rose an option to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.3 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

    10(h) Executive Stock Option dated November 20, 1989 granting Lawrence Tomchin an option to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.4 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

    10(i) Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

    10(j)    Subscription Agreement dated December 1, 1989 from
             Lawrence Tomchin to purchase 140,308 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

    10(k) 1984 Incentive Stock Option Plan, as amended effective February 6, 1992 (incorporated by reference to Exhibit 10(a) to Form 10-K for fiscal year ended January 31, 1992, File No. 0-13283)

    10(l) 1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-81706)

    10(m) Real Estate Purchase and Sale Agreement (the "Agreement") dated March 8, 1989 between registrant as Guarantor, four of its subsidiaries (Rex Radio and Television, Inc., Stereo Town, Inc., Kelly & Cohen Appliances, Inc., and Rex Radio Warehouse Corporation) as Sellers and Holman/Shidler Investment Corporation as Buyer (incorporated by reference to Exhibit (b)(5)(1) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

             The Table of Contents to the Agreement lists Exhibits A through P to the Agreement. Each of the following listed Exhibits to the Agreement is incorporated herein by reference as indicated below. The registrant will, upon request of the Commission, provide any of the additional Exhibits to the Agreement.

    10(n) Form of Full Term Lease (incorporated by reference to Exhibit (b)(5)(2) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

    10(o) Form of Divisible Lease (incorporated by reference to Exhibit (b)(5)(3) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

    10(p) Form of Terminable Lease (incorporated by reference to Exhibit (b)(5)(4) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

    10(q) Continuing Lease Guaranty (incorporated by reference to Exhibit (b)(5)(5) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

    10(r) Agreement Regarding Leases and Amending Amended and Restated Real Property Purchase and Sale Agreement dated May 17, 1990 among Shidler/West Finance Partners
             I (Limited Partnership); Rex Radio and Television,
             Inc., Stereo Town, Inc., Kelly & Cohen Appliances, Inc. and Rex Radio Warehouse Corporation; and registrant (incorporated by reference to Exhibit (a)(10) to Form 10-Q for quarter ended April 30, 1990, File No. 0-13283)

    10(s)    Lease dated December 12, 1994 between Stuart
             Rose/Beavercreek, Inc. and Rex Radio and Television,
             Inc. (incorporated by reference to Exhibit 10(q) to Form 10-K for fiscal year ended January 31, 1995, File No. 0-13283)

(21)         Subsidiaries of the registrant:

    21(a)    Subsidiaries of registrant                              47

(23)         Consents of experts and counsel:

    23(a)    Consent of Arthur Andersen LLP to use its report
             dated March 25, 1996 included in this annual report
             on Form 10-K into registrant's Registration Statements
             on Form S-8 (Registration Nos. 33-3836, 33-81706 and
             33-62645)                                               48

(24)         Power of attorney:

             Powers of attorney of each person who signed this
             report on Form 10-K on behalf of another pursuant
             to a power of attorney                               49-51

(27)         Financial data schedule:

             Financial data schedule                                 52


             Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX Stores Corporation, 2875 Needmore Road, Dayton,
             Ohio 45414.