Form 10-K/A
period 1996-01-31
REX STORES CORP
filed 1996-05-29
CIK 744187

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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


     This Amendment No. 1 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 includes the Exhibit Index and Exhibits 21(a), 23(a), 24.1, 24.2, 24.3 and 27.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             REX STORES CORPORATION


                                             DOUGLAS BRUGGEMAN

                                             Douglas Bruggeman
                                             Vice President-Finance
                                             and Treasurer

                                             Date:  May 29, 1996

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