Form 10-Q
period 1996-04-30
REX STORES CORP
filed 1996-06-14
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ending April 30, 1996

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

At the close of business on June 13, 1996, the registrant had 9,051,031 shares of Common Stock, par value $.01 per share, outstanding.

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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                     April 30    January 31     April 30
                                       1996        1996           1995
                                               (In Thousands)

ASSETS:
  Cash and cash equivalents         $    1,931   $     685     $   4,008
  Short-term investments                 1,565       1,525         1,555
  Accounts receivable, net                 408       1,604           495
  Merchandise inventory                164,920     146,566       131,284
  Prepaid expenses and other             1,997       1,825         1,722
  Future income tax benefits             3,818       3,818         2,860
                                    ----------   ---------     ---------
      Total current assets             174,639     156,023       141,924

PROPERTY AND EQUIPMENT, NET             71,316      70,307        50,931
FUTURE INCOME TAX BENEFITS               8,269       8,269         7,619
                                    ----------   ---------     ---------
      Total assets                  $  254,224   $ 234,599     $ 200,474
                                    ==========   =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                       $ 27,150    $  9,327    $    2,956
  Current portion of long-term debt      2,058       2,050         1,687
  Current portion, deferred income
    and deferred gain on
    sale and leaseback                   9,570       9,083         7,670
  Accounts payable, trade               44,327      39,525        42,931
  Accrued income taxes                     789       4,121           504
  Accrued payroll                        4,696       6,570         4,446
  Other liabilities                      5,521       5,331         4,758
                                     ---------   ---------     ---------
      Total current liabilities         94,111      76,007        64,952
                                     ---------   ---------     ---------


Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                        32,090      32,590        25,129
  Deferred income                       16,835      16,506        13,857
  Deferred gain on sale and
    leaseback                            6,914       7,150         7,678
                                     ---------   ---------     ---------
      Total long-term liabilities       55,839      56,246        46,664
                                     ---------   ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock                              96          95            95
  Paid-in capital                       56,903      56,732        56,243
  Retained earnings                     51,157      49,401        36,402
  Treasury stock                        (3,882)     (3,882)       (3,882)
                                     ---------   ---------     ---------
      Total shareholders' equity       104,274     102,346        88,858
                                     ---------   ---------     ---------
      Total liabilities and
        shareholders' equity         $ 254,224   $ 234,599     $ 200,474
                                     =========   =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months Ended
                                         April 30
                                  1996              1995

                         (In Thousands, Except Per Share Amounts)

NET SALES                        $  97,384        $  87,427
                                 ---------        ---------

COSTS AND EXPENSES:
  Cost of merchandise sold          72,503           65,602
  Selling, general and
    administrative expenses         20,798           18,642
                                 ---------        ---------
Total costs and expenses            93,301           84,244
                                 ---------        ---------

INCOME FROM OPERATIONS               4,083            3,183

INVESTMENT INCOME                       22              109
INTEREST EXPENSE                     1,203              691
                                 ---------        ---------

Income before provision for
  income taxes                       2,902            2,601

PROVISION FOR INCOME TAXES           1,146            1,027
                                 ---------        ---------

NET INCOME                       $   1,756        $   1,574
                                 =========        =========
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING            9,389            9,429
                                 =========        =========
NET INCOME PER SHARE             $    0.19        $    0.17
                                 =========        =========

[FN]

              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      In Thousands
                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
Balance at
  April 30, 1995   9,457   $   95   534     $3,882  $56,243   $36,402

Common stock
  issued              64      -     -          -        489       -

Net income           -        -     -          -        -      12,999
                   -----   ------   ---     ------  -------   -------

Balance at
  January 31, 1996 9,521   $   95   534     $3,882  $56,732   $49,401

Common stock
  issued              47        1   -          -        171       -

Net income           -        -     -          -        -       1,756
                   -----   ------   ---     ------  -------   -------
Balance at
  April 30, 1996   9,568   $   96   534     $3,882  $56,903   $51,157
                   =====   ======   ===     ======  =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Three Months Ended
                                                   April 30
                                               1996         1995
                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  1,756   $  1,574
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net              717        502
     Deferred income                                 683        579
     Accounts receivable                           1,196        582
     Merchandise inventory                       (18,354)   (15,937)
     Other current assets                           (173)      (254)
     Accounts payable, trade                       4,802      9,636
     Other liabilities                            (5,016)    (4,216)
                                                 --------  --------
   NET CASH USED IN OPERATING ACTIVITIES         (14,389)    (7,534)
                                                 --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                          (40)       -
     Capital expenditures                         (1,830)    (1,508)
     Capital disposals                                 2        -
                                                --------   --------
   NET CASH USED IN INVESTING ACTIVITIES          (1,868)    (1,508)
                                                 --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in note payable                     17,823      2,956
     Payments of long-term debt                     (492)      (459)
     Common stock issued                             172        154
     Treasury stock acquired                         -       (2,264)
                                                --------   --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                   17,503        387
                                                --------   --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                1,246     (8,655)

CASH AND CASH EQUIVALENTS,
   beginning of period                               685     12,663
                                                --------   --------
CASH AND CASH EQUIVALENTS,
   end of period                                $  1,931   $  4,008
                                                ========   ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1996

Note 1.  Consolidated Financial Statements

     The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

Note 2.  Accounting Policies

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end.
Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

Note 3.  Equivalent Shares Outstanding

     The Company follows the treasury method of calculating common equivalent shares outstanding. The following summarizes options granted, exercised and cancelled or expired at April 30, 1996:


                                                  Shares Under Stock
                                                      Option Plans
     Outstanding at January 31, 1996                   2,068,558
     ($3.25 to $18.975 per share)
     Exercised ($3.25 to $13.00 per share)               (46,969)
     Cancelled or expired                                ( 3,000)
                                                       ---------
     Outstanding at April 30, 1996
     ($3.25 to $18.975 per share)                      2,018,589
                                                       ---------


Note 4.  Subsequent Events

     On June 10, 1996, the Company received $8.5 million in mortgage financing at an interest rate of 8.69%. The funds were used to pay down outstanding borrowings on the revolving line of credit. The mortgages are for a term of ten years, with a balloon payment at the end of the scheduled term. The interest rate is fixed for the first five years.

Note 5.  Accounting Change

     On February 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which addresses the identification and measurement of asset impairments and requires the recognition of impairment losses on long-lived assets when carrying values exceed expected future cash flows. The application of this accounting standard did not have a material impact on the Company's financial position or result of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


    The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast under the trade name "REX."

Results of Operations

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                   Three Months Ended
                                         April 30
                                   1996        1995
Net sales                          100.0%      100.0%
Cost of merchandise sold            74.4        75.0
                                   -----       -----
    Gross profit                    25.6        25.0

Selling, general and
  administrative expense            21.4        21.3
                                   -----       -----
    Income from operations           4.2         3.7
Interest, net                        1.2          .7
                                   -----       -----
    Income before income
      taxes                          3.0         3.0

Provision for income taxes           1.2         1.2
                                   -----       -----
Net income                           1.8%        1.8%
                                   =====       =====


Comparison of Three Months Ended April 30, 1996 and 1995

    Net sales in the first quarter ended April 30, 1996 were $97.4 million compared to $87.4 million in the prior year's comparable period, representing an increase of $10.0 million or 11.4%. This increase is a result of 32 net additional stores in the current quarter compared to the prior year's first quarter which was partially offset by a decline of 5% in comparable store merchandise sales for the quarter. The Company considers a store to be comparable after it has been open six fiscal quarters.

    As of April 30, 1996, the Company had 197 stores compared to 165 stores one year earlier. There were no stores opened and two closed during the first quarter of fiscal 1997. The Company anticipates opening 35 to 40 new stores in fiscal 1997. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to company profitability.

    Gross profit of $24.9 million in the first quarter of fiscal 1997 (25.6% of net sales) was 14.0% higher than the $21.8 million gross profit (25.0% of net sales) recorded in the first quarter of fiscal 1996. The improved gross profit margin for the first quarter of fiscal 1997 is primarily the result of lower merchandise cost on certain products due to opportunistic purchasing. Extended service contract revenues, which generally have a higher gross profit margin, were consistent as a percent of net sales.

    Selling, general and administrative expenses for the quarter ended April 30, 1996 were $20.8 million (21.4% of net sales), an 11.6% increase over the $18.6 million (21.3% of net sales) for the quarter ended April 30, 1995. The increase in expenses was primarily attributable to higher payroll costs related to the increased number of stores and increased sales, higher advertising costs and general costs associated with more store locations. As a percent of net sales, selling, general and administrative expenses were consistent between periods.

    Income from operations was $4.1 million (4.2% of net sales) in the first quarter of fiscal 1997, a 28.3% increase over $3.2 million (3.7% of net sales) for the first quarter of fiscal 1996. This improvement was primarily a result of increased sales volume from new stores and an improved gross profit margin resulting from opportunistic purchasing.

    Interest expense increased to $1.2 million in the first quarter of fiscal 1997 from $0.7 million in the first quarter of fiscal 1996. This increase is primarily a result of additional borrowings on the revolving line of credit (average outstanding borrowings of approximately $17.0 million for the first quarter of fiscal 1997 compared to $0.4 million for the first quarter of fiscal 1996) to support higher inventory levels associated with store expansion and opportunistic purchasing and for fixed asset additions. The increase in interest expense is also attributable to additional mortgage debt of approximately $7.3 million (at an average interest rate of approximately 9.1%) since April 30, 1995 associated with more Company owned store locations.

    The effective tax rate was approximately 39.5% in the first quarter of fiscal 1997 and 1996.

    As a result of the foregoing, net income for the first quarter of fiscal 1997 was $1.8 million, an 11.6% increase over $1.6 million for the first quarter of fiscal 1996.

Liquidity and Capital Resources

    Net cash used in operating activities was $14.4 million for the first quarter of fiscal 1997. Operating cash flow was provided by net income of $1.8 million adjusted for non-cash charges of $1.4 million. The primary use of cash was an increase in inventory of $18.4 million primarily due to the addition of seasonal air conditioner inventory. This increase was partially offset by increased accounts payable of $4.8 million. Changes in other working capital items also served to decrease cash by approximately $4.0 million.

    At April 30, 1996, working capital was $80.5 million compared to $80.0 million at January 31, 1996. The ratio of current assets to current liabilities was 1.9 to 1 at April 30, 1996, and 2.1 to 1 at January 31, 1996.

    The Company had outstanding borrowings of $27.1 million on its revolving line of credit at April 30, 1996 at an average interest rate of 7.7%. At April 30, 1996, the Company had approximately $68.6 million borrowing availability on the revolving line of credit after reduction for the outstanding letter of credit.

    During fiscal 1997, the Company plans to open 35 to 40 REX stores with anticipated capital expenditures of approximately $20 to $24 million. Capital expenditures for the first quarter of fiscal 1997 were $1.8 million and were primarily in-process store construction costs. The Company believes it will be able to obtain long-term mortgage financing on a site-by-site basis for Company built or Company purchased store locations.

Accounting Standards

    During the first quarter of fiscal 1997, the Company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed Of."
The application of this accounting standard did not have a material impact on the Company's financial position or results of operations.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits. The following exhibits are filed with this report:

         27   Financial Data Schedule......................   15

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 1996.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



June 14, 1996                Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



June 14, 1996                Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)