Form 10-Q
period 1996-07-31
REX STORES CORP
filed 1996-09-12
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1996

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    --------


Commission File Number 0-13283

                      REX Stores Corporation
      (Exact name of registrant as specified in its charter)


               Delaware                         31-1095548
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)


    2875 Needmore Road, Dayton, Ohio               45414
 (Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code)   513-276-3931

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on September 12, 1996, the registrant had 9,063,731 shares of Common Stock, par value $.01 per share, outstanding.
             REX STORES CORPORATION AND SUBSIDIARIES

                              INDEX


                                                                     Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets.........               3
            Consolidated Statements of Income.............               5
            Consolidated Statements of Shareholders'
              Equity......................................               6
            Consolidated Statements of Cash Flows.........               7
            Notes to Consolidated Financial Statements....               8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................              10

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
            Holders.......................................              13

Item 6.   Exhibits and Reports on Form 8-K................              14


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                     July 31     January 31     July 31
                                       1996        1996           1995
                                               (In Thousands)

ASSETS:
  Cash and cash equivalents         $    2,028   $     685     $   2,583
  Short-term investments                 1,605       1,525         1,555
  Accounts receivable, net                 477       1,604           668
  Merchandise inventory                148,850     146,566       156,863
  Prepaid expenses and other             4,072       1,825         2,610
  Future income tax benefits             3,818       3,818         2,860
                                    ----------   ---------     ---------
      Total current assets             160,850     156,023       167,139

PROPERTY AND EQUIPMENT, NET             76,525      70,307        56,676
FUTURE INCOME TAX BENEFITS               8,269       8,269         7,619
                                    ----------   ---------     ---------
      Total assets                  $  245,644   $ 234,599     $ 231,434
                                    ==========   =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                      $ 19,487    $   9,327     $  15,098
  Current portion of long-term debt     2,527        2,050         1,916
  Accounts payable, trade              32,642       39,525        50,274
  Accrued income taxes                      0        4,121             0
  Current portion, deferred income
    and deferred gain on sale and
    leaseback                          10,055        9,083         8,048

  Accrued payroll                       4,701        6,570         5,931
  Other liabilities                     5,915        5,331         5,559
                                    ---------    ---------     ---------
      Total current liabilities        75,327       76,007        86,826
                                    ---------    ---------     ---------


Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       40,640       32,590        31,147
  Deferred income                      17,013       16,506        14,442
  Deferred gain on sale and
    leaseback                           6,679        7,150         7,577
                                    ---------    ---------     ---------
      Total long-term liabilities      64,332       56,246        53,166
                                    ---------    ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock                             96           95            95
  Paid-in capital                      57,138       56,732        56,314
  Retained earnings                    52,633       49,401        38,915
  Treasury stock                       (3,882)      (3,882)       (3,882)
                                    ---------    ---------     ---------
      Total shareholders' equity      105,985      102,346        91,442
                                    ---------    ---------     ---------
      Total liabilities and
        shareholders' equity        $ 245,644    $ 234,599     $ 231,434
                                    =========    =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended   Six Months Ended
                                July 31              July 31
                            1996      1995       1996      1995

                           (In Thousands, Except Per Share Amounts)

NET SALES                   $ 95,652  $ 96,459   $193,036  $183,885


COSTS AND EXPENSES:
  Cost of merchandise sold    70,931    71,484    143,434   137,086
  Selling, general and
    administrative expenses   20,839    19,829     41,636    38,471
                            --------  --------   --------  --------
Total costs and expenses      91,770    91,313    185,070   175,557
                            --------  --------   --------  --------

INCOME FROM OPERATIONS         3,882     5,146      7,966     8,328

INVESTMENT INCOME                 23        25         45       134
INTEREST EXPENSE               1,466     1,018      2,670     1,709
                            --------  --------   --------  --------

Income before income taxes     2,439     4,153      5,341     6,753

PROVISION FOR INCOME TAXES       964     1,640      2,109     2,666
                            --------  --------   --------  --------

NET INCOME                  $  1,475  $  2,513   $  3,232  $  4,087
                            ========  ========   ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING      9,401     9,339      9,347     9,377
                            ========  ========   ========  ========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE   $   0.16  $   0.27   $   0.35  $   0.44
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

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
                                    (In Thousands)

Balance at
  July 31, 1995    9,472   $   95   534     $3,882  $56,314   $38,915

Common stock
  issued              49        -     -          -      418         -

Net income             -        -     -          -        -    10,486
                   -----   ------   ---     ------  -------   -------

Balance at
  January 31, 1996 9,521   $   95   534     $3,882  $56,732   $49,401

Common stock
  issued              76        1     -          -      406         -

Net income             -        -     -          -        -     3,232
                   -----   ------   ---     ------  -------   -------
Balance at
  July 31, 1996    9,597   $   96   534     $3,882  $57,138   $52,633
                   =====   ======   ===     ======  =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
                                                     July 31
                                                 1996         1995
                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  3,232  $  4,087
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net             1,471     1,032
     Deferred income                                1,211     1,542
     Accounts receivable                            1,126       409
     Merchandise inventory                         (2,284)  (41,516)
     Other current assets                            (439)     (614)
     Accounts payable, trade                       (6,883)   16,979
     Other liabilities                             (7,215)   (2,964)
                                                 --------  --------
   NET CASH USED IN OPERATING ACTIVITIES           (9,781)  (21,045)
                                                 --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                           (80)        0
     Capital expenditures                          (7,974)   (7,892)
     Capital disposals                                 85        10
                                                 --------  --------
   NET CASH USED IN INVESTING ACTIVITIES           (7,969)   (7,882)
                                                 --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable                     10,160    15,098
     Payments of long-term debt                    (1,062)     (891)
     Long-term debt borrowings                      9,589     6,679
     Common stock issued                              406       225
     Treasury stock acquired                            0    (2,264)
                                                 --------  --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                    19,093    18,847
                                                 --------  --------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    1,343   (10,080)

CASH AND CASH EQUIVALENTS,
   beginning of period                                685    12,663
                                                 --------  --------
CASH AND CASH EQUIVALENTS,
   end of period                                 $  2,028  $  2,583
                                                 ========  ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996

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

Note 3.  Equivalent Shares Outstanding

     The Company follows the treasury method of calculating common equivalent shares outstanding. The following summarizes options granted, exercised and cancelled or expired at July 31, 1996:

                                                  Shares Under Stock
                                                     Option Plans
     Outstanding at January 31, 1996
     ($3.25 to $18.975 per share)                      2,068,558
     Granted ($15.25 to $16.775 per share)               202,398
     Exercised ($3.25 to $13.00 per share)               (76,729)
     Expired or cancelled ($6.375 to $17.25
       per share)                                        (22,600)
                                                       ---------
     Outstanding at July 31, 1996
     ($3.375 to $18.975 per share)                     2,171,627
                                                       =========

Note 4.   Contingencies

     On July 19, 1996, a judgment on a jury verdict was entered against the Company in an employment related lawsuit awarding the plaintiff $141,000 in compensatory damages and $1,500,000 in punitive damages. The Company has filed a motion for judgment notwithstanding the verdict and, if unsuccessful, will file an appeal of the verdict. The Company intends to vigorously pursue a reversal of this verdict and after taking into consideration legal counsel's evaluation of this matter, management is of the opinion that its outcome will not have a material adverse effect on the Company's financial position or results of operations.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast under the trade name "REX".

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                          Three Months Ended  Six Months Ended
                                July 31            July 31
                          1996      1995      1996     1995


Net sales                 100.0%    100.0%    100.0%   100.0%
Cost of merchandise sold   74.2      74.1      74.3     74.6
                          -----     -----     -----    -----
    Gross profit           25.8      25.9      25.7     25.4

Selling, general and
  administrative expense   21.8      20.6      21.6     20.9
                          -----     -----     -----    -----
    Income from operations  4.0       5.3       4.1      4.5
Interest, net               1.5       1.0       1.3       .9
                          -----     -----     -----    -----
    Income before income
      taxes                 2.5       4.3       2.8      3.6

Provision for income taxes  1.0       1.7       1.1      1.4
                          -----     -----     -----    -----

Net income                  1.5%      2.6%      1.7%     2.2%
                          =====     =====     =====    =====

Comparison of Six Months Ended July 31, 1996 and 1995

    Net sales in the second quarter ended July 31, 1996 were $95.7 million compared to $96.5 million in the prior year's comparable period, representing a decrease of $0.8 million or 0.8%. This decrease is due to a decline in comparable store merchandise sales of 15.5%, partially offset by the sales of 30 net additional stores in the current year's second quarter compared to the prior year's second quarter. Net sales for the first half of fiscal 1997 were $193.0 million compared to $183.9 million in the first half of fiscal 1996, representing an increase of $9.1 million or 5.0%.
This increase is primarily a result of 30 net additional store locations in the current year partially offset by a decline in comparable store merchandise sales of 10.6% for the first half of fiscal 1997. The Company considers a store to be comparable after it has been open six fiscal quarters.

    As of July 31, 1996, the Company had 198 stores compared to 168 stores one year earlier. There were two stores opened and three closed during the first half of fiscal 1997. In the prior year's first half there were three stores opened and none closed. The Company anticipates opening 35 to 40 new stores in fiscal 1997. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

    Gross profit of $24.7 million in the second quarter of fiscal 1997 (25.8% of net sales) was 1.0% lower than the $25.0 million gross profit (25.9% of net sales) recorded in the second quarter of fiscal 1996. The slightly lower gross profit margin for the second quarter of fiscal 1997 was primarily due to increased competition in certain markets and slower air conditioner sales, which generally carry a higher gross profit margin. In the first half of fiscal 1997 gross profit was $49.6 million (25.7% of net sales), a 6.0% increase over the $46.8 million (25.4% of net sales) for the first half of fiscal 1996. The improved gross profit margin for the first half of fiscal 1997 was primarily the result of lower merchandise cost on certain products due to opportunistic purchasing. Extended service contract revenues, which generally have a higher gross profit margin, increased as a percent to net sales in both fiscal 1997 periods due to the decline in comparable store sales.

    Selling, general and administrative expenses for the second quarter of fiscal 1997 were $20.8 million (21.8% of net sales), a 5.1% increase over the $19.8 million (20.6% of net sales) for the second quarter of fiscal 1996. Selling, general and administrative expenses for the first half of fiscal 1997 were $41.6 million (21.6% of net sales), an 8.2% increase over the $38.5 million (20.9% of net sales) for the first half of fiscal 1996. The increase in expenses is primarily attributable to increased advertising, occupancy and general costs associated with the net addition of 30 stores from a year ago. The increase in selling, general and administrative expenses as a percent of net sales is primarily the result of the decline in comparable store sales.

    Income from operations was $3.9 million (4.0% of net sales) in the second quarter of fiscal 1997, a 24.6% decline from $5.1 million (5.3% of net sales) for the second quarter of fiscal 1996. Income from operations was $8.0 million (4.1% of net sales) for the first half of fiscal 1997, a 4.3% decrease from $8.3 million (4.5% of net sales) for the first half of fiscal 1996. This decrease is primarily due to the decline in comparable store sales and the additional expense of 30 net additional new stores.

    Interest expense increased to $1.5 million (1.5% of net sales) for the quarter ended July 31, 1996 from $1.0 million (1.0% of net sales) for the previous year's second quarter. Interest expense for the first half of fiscal 1997 increased to $2.7 million (1.3% of net sales) from $1.7 million (0.9% of net sales) for the first half of fiscal 1996. This increase is primarily a result of additional borrowings on the line of credit (average outstanding borrowings of approximately $20.9 million for the first half of fiscal 1997 compared to $5.7 million for the first half of fiscal
1996) to support higher inventory levels during the first half of the year and fixed asset additions. The increase in interest expense is also attributable to additional mortgage debt of approximately $10.1 million (at an average interest rate of approximately 8.75%) since July 31, 1995 associated with more Company owned store locations.

    The effective tax rate was approximately 39.5% for all periods presented.

    As a result of the foregoing, net income for the second quarter of fiscal 1997 was $1.5 million, a 41.3% decline from $2.5 million for the second quarter of fiscal 1996. Net income for the first half of fiscal 1997 was $3.2 million, a 20.9% decrease from $4.1 million for the first half of fiscal 1996.

Liquidity and Capital Resources

    Net cash used in operating activities was $9.8 million for the six months ended July 31, 1996. Operating cash flow was provided by net income of $3.2 million adjusted for non-cash charges of $2.7 million. The primary use of cash was a reduction in trade payables and other liabilities of approximately $14.1 million due to the timing of vendor and income tax payments. The increase in inventory also resulted in a use of cash of approximately $2.3 million.

    At July 31, 1996, working capital was $85.5 million compared to $80.0 million at January 31, 1996. The ratio of current assets to current liabilities was 2.1 to 1 at July 31, 1996 and January
31, 1996.

    The Company had outstanding borrowings of $19.5 million on its revolving line of credit at July 31, 1996 at an average interest rate of 7.5%. At July 31, 1996, the Company had approximately $70.2 million borrowing availability on the revolving line of credit after reduction for the outstanding letter of credit.

    During fiscal 1997, the Company plans to open 35 to 40 REX stores with anticipated capital expenditures of approximately $20 to $24 million. Capital expenditures for the first half of fiscal 1997 were $8.0 million and were primarily in-process store construction costs and the purchase of two existing stores for $1.6 million. The Company believes it will be able to obtain long term mortgage financing on a site-by-site basis for Company built or Company purchased store locations as stores are completed.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    The annual meeting of shareholders of REX Stores Corporation was held on June 7, 1996, at which the following matter was submitted to a vote of shareholders:

    1. Election of six directors. The vote on this matter was as follows:

                                                 Broker
    Nominee             For            Withheld       Nonvotes

    Stuart Rose         8,011,187      245,854           0
    Lawrence Tomchin    8,011,012      246,029           0
    Robert Davidoff     8,251,412        5,629           0
    Tibor Fabian        8,251,299        5,762           0
    Edward Kress        8,015,687      241,354           0
    Lee Fisher          8,250,837        6,204           0


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are filed with this report:

         27   Financial Data Schedule......................    16

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 1996.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



September 12, 1996           Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



September 12, 1996           Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)