Form 10-Q
period 1996-10-31
REX STORES CORP
filed 1996-12-12
CIK 744187

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on December 10, 1996, the registrant had 8,841,731 shares of Common Stock, par value $.01 per share, outstanding.
                  REX STORES CORPORATION AND SUBSIDIARIES

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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  A S S E T S

                                     October 31  January 31     October 31
                                       1996        1996           1995
                                               (In Thousands)

ASSETS:
  Cash and cash equivalents         $    1,763   $     685     $   2,084
  Short-term investments                 1,625       1,525         1,525
  Accounts receivable, net               1,073       1,604           713
  Merchandise inventory                170,879     146,566       183,801
  Prepaid expenses and other             4,889       1,825         2,519
  Future income tax benefits             3,818       3,818         4,084
                                    ----------   ---------     ---------
      Total current assets             184,047     156,023       194,726

PROPERTY AND EQUIPMENT, NET             86,368      70,307        67,648
FUTURE INCOME TAX BENEFITS               8,269       8,269         7,619
                                    ----------   ---------     ---------
      Total assets                  $  278,684   $ 234,599     $ 269,993
                                    ==========   =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                      $ 36,501    $   9,327     $  51,162
  Current portion of long-term debt     2,595        2,050         1,963
  Accounts payable, trade              50,356       39,525        50,059
  Accrued income taxes                      -        4,121             -
  Current portion, deferred income
    and deferred gain on sale and
    leaseback                          10,442        9,083         8,521
  Accrued payroll                       4,961        6,570         5,826
  Other liabilities                     5,731        5,331         5,371
                                    ---------    ---------     ---------
      Total current liabilities       110,586       76,007       122,902
                                    ---------    ---------     ---------


Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       40,605       32,590        31,342
  Deferred income                      17,117       16,506        14,907
  Deferred gain on sale and
    leaseback                           6,443        7,150         7,386
                                    ---------    ---------     ---------
      Total long-term liabilities      64,165       56,246        53,635
                                    ---------    ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock                             96           95            95
  Paid-in capital                      57,141       56,732        56,386
  Retained earnings                    52,885       49,401        40,857
  Treasury stock                       (6,189)      (3,882)       (3,882)
                                    ---------    ---------     ---------
      Total shareholders' equity      103,933      102,346        93,456
                                    ---------    ---------     ---------
      Total liabilities and
        shareholders' equity        $ 278,684    $ 234,599     $ 269,993
                                    =========    =========     =========

[FN]
                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended   Nine Months Ended
                                October 31          October 31
                            1996      1995       1996      1995

                           (In Thousands, Except Per Share Amounts)

NET SALES                   $ 90,543  $ 94,914   $283,579  $278,799


COSTS AND EXPENSES:
  Cost of merchandise sold    67,990    70,546    211,424   207,632
  Selling, general and
    administrative expenses   20,793    19,716     62,430    58,187
                            --------  --------   --------  --------
Total costs and expenses      88,783    90,262    273,854   265,819
                            --------  --------   --------  --------

INCOME FROM OPERATIONS         1,760     4,652      9,725    12,980

INVESTMENT INCOME                 17        25         62       159
INTEREST EXPENSE               1,361     1,467      4,030     3,177
                            --------  --------   --------  --------

Income before income taxes       416     3,210      5,757     9,962

PROVISION FOR INCOME TAXES       164     1,268      2,273     3,933
                            --------  --------   --------  --------

NET INCOME                  $    252  $  1,942   $  3,484  $  6,029
                            ========  ========   ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING      9,316     9,412      9,322     9,388
                            ========  ========   ========  ========

NET INCOME PER SHARE        $   0.03  $   0.21   $   0.37  $   0.64
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

                    REX STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
                                    (In Thousands)

Balance at
  October 31, 1995 9,483   $   95   534     $3,882  $56,386   $40,857

Common stock
  issued              38        -     -          -      346         -

Net income             -        -     -          -        -     8,544
                   -----   ------   ---     ------  -------   -------

Balance at
  January 31, 1996 9,521   $   95   534     $3,882  $56,732   $49,401

Common stock
  issued              77        1     -          -      409         -

Treasury stock
  acquired             -        -   225      2,307        -         -

Net income             -        -     -          -        -     3,484
                   -----   ------   ---     ------  -------   -------
Balance at
  October 31, 1996 9,598   $   96   759     $6,189  $57,141   $52,885
                   =====   ======   ===     ======  =======   =======


[FN]
                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended
                                               October 31
                                           1996         1995
                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $  3,484  $  6,029
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net        2,163     1,610
     Deferred income                           1,657     2,390
     Accounts receivable                         531       364
     Merchandise inventory                   (24,313)  (68,454)
     Other current assets                     (3,068)   (2,278)
     Accounts payable, trade                  10,831    16,764
     Other liabilities                        (5,331)   (2,727)
                                            --------  --------
   NET CASH USED IN OPERATING ACTIVITIES     (14,046)  (46,302)
                                            --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                     (100)       30
     Capital expenditures                    (18,931)  (19,561)
     Capital disposals                           318        29
                                            --------  --------
   NET CASH USED IN INVESTING ACTIVITIES     (18,713)  (19,502)
                                            --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable                27,174    51,162
     Payments of long-term debt               (1,674)   (1,361)
     Long-term debt borrowings                10,234     7,391
     Common stock issued                         410       297
     Treasury stock acquired                  (2,307)   (2,264)
                                            --------  --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                               33,837    55,225
                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                               1,078   (10,579)

CASH AND CASH EQUIVALENTS,
   beginning of period                           685    12,663
                                            --------  --------
CASH AND CASH EQUIVALENTS,
   end of period                            $  1,763  $  2,084
                                            ========  ========
[FN]
                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             October 31, 1996

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

Note 3.  Equivalent Shares Outstanding

     The Company follows the treasury method of calculating common equivalent shares outstanding. The following summarizes options granted, exercised and cancelled or expired at October 31, 1996:

                                               Shares Under Stock
                                                  Option Plans
     Outstanding at January 31, 1996
     ($3.25 to $18.975 per share)                      2,068,558
     Granted ($15.25 to $16.775 per share)               202,398
     Exercised ($3.25 to $13.00 per share)               (77,129)
     Expired or cancelled ($6.375 to $17.25
       per share)                                        (60,200)
                                                       ---------
     Outstanding at October 31, 1996
     ($3.375 to $18.975 per share)                     2,133,627
                                                       =========

Note 4.   Legal Matters

     The employment related lawsuit discussed in the Company's second quarter report was settled and dismissed with prejudice in November 1996 and the resolution of this matter did not have a material impact on the Company's financial position or results of operations.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest, Southeast and Northwest under the trade name "REX".

Results of Operation

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                         Three Months Ended Nine Months Ended
                             October 31         October 31
                         1996      1995      1996      1995


Net sales                 100.0%    100.0%    100.0%   100.0%
Cost of merchandise sold   75.1      74.3      74.6     74.5
                          -----     -----     -----    -----
    Gross profit           24.9      25.7      25.4     25.5

Selling, general and
  administrative expense   23.0      20.8      22.0     20.8
                          -----     -----     -----    -----
    Income from operations  1.9       4.9       3.4      4.7
Interest, net               1.4       1.5       1.4      1.1
                          -----     -----     -----    -----
    Income before income
      taxes                  .5       3.4       2.0      3.6

Provision for income taxes   .2       1.3        .8      1.4
                          -----     -----     -----     -----

Net income                   .3%      2.1%      1.2%     2.2%
                          =====     =====     =====    =====

Comparison of Nine Months Ended October 31, 1996 and 1995

    Net sales in the third quarter ended October 31, 1996 were $90.5 million compared to $94.9 million in the prior year's comparable period, representing a decline of $4.4 million or 4.6%. This decrease is a result of a decline in comparable store merchandise sales of 18.9%, offset by sales from 29 net additional store locations in the current year. Net sales for the first nine months of fiscal 1997 were $283.6 million compared to $278.8 million for the first nine months of fiscal 1996, representing an increase of $4.8 million or 1.7%. This increase is primarily a result of 29 net additional store locations in the current year offset by a decline of 13.7% in comparable store merchandise sales for the year to date period. As of October 31, 1996, the Company had 204 stores compared to 175 stores one year earlier. The Company considers a store to be comparable after it has been open six full fiscal quarters.

    The Company opened 11 stores and closed six during the first nine months of fiscal 1997, compared to opening ten stores and closing none during the first nine months of fiscal 1996. During the fourth quarter of the current fiscal year, the Company has opened an additional 24 stores bringing the total opened for the year to 35 stores. The Company will continue to evaluate stores and markets and will close stores that are not adequately contributing to Company profitability.

    Gross profit of $22.6 million in the third quarter of fiscal 1997 (24.9% of net sales) was 7.4% lower than the $24.4 million gross profit (25.7% of net sales) recorded in the third quarter of the prior year. In the first nine months of fiscal 1997, gross profit was $72.2 million (25.4% of net sales), a 1.4% increase over the $71.2 million (25.5% of net sales) for the first nine months of fiscal 1996. The decline in gross profit, as a percent to net sales, is primarily due to increased promotional activity. The third quarter was also negatively impacted by lower air conditioner sales, which generally have a higher gross profit margin, and a higher percentage of appliance sales, which generally have a lower gross profit margin. Extended service contract revenues, which generally have a higher gross profit margin, increased as a percent to net sales in both fiscal 1997 periods due to the decline in comparable store sales.

    Selling, general and administrative expenses for the third quarter of fiscal 1997 were $20.8 million (23.0% of net sales), a 5.5% increase over the $19.8 million (20.8% of net sales) for the third quarter of fiscal 1996. Selling, general and administrative expenses for the first nine months of fiscal 1997 were $62.4 million (22.0% of net sales), a 7.3% increase over the $58.2 million (20.8% of net sales) for the first nine months of fiscal 1996. The increase in expenses is primarily attributable to higher advertising, occupancy and general costs associated with the net addition of 29 stores from a year ago. The increase in selling, general and administrative expenses as a percent of net sales is primarily the result of the decline in comparable store sales.

    Income from operations was $1.8 million (1.9% of net sales) in the third quarter of fiscal 1997, a 62.2% decrease from $4.7 million (4.9% of net sales) for the third quarter of fiscal 1996. Income from operations was $9.7 million (3.4% of net sales) for the first nine months of fiscal 1997, a 25.1% decrease from $13.0 million (4.7% of net sales) for the first nine months of fiscal 1996.

    Interest expense was $1.4 million (1.4% of net sales) for the quarter ended October 31, 1996 and $1.5 million (1.5% of net sales) for the previous year's third quarter. This decline is due to lower borrowings on the line of credit for the current year's third quarter, partially offset by additional mortgage debt on Company owned store locations. Average borrowings on the line of credit for the third quarter of fiscal 1997 were approximately $20.1 million compared to approximately $31.5 million in the third quarter of fiscal 1996. Interest expense for the first nine months of fiscal 1997 increased to $4.0 million (1.4% of net sales) from $3.2 million (1.1% of net sales) for the first nine months of fiscal 1996. This increase is primarily a result of additional mortgage debt of $9.9 million (at an average interest rate of approximately 8.75%) since October 31, 1995 associated with more Company owned store locations and higher average borrowings on the line of credit for the nine months ended October 31, 1996 (average outstanding borrowings of approximately $20.7 million for the first nine months of fiscal 1997 compared to $14.3 million for the first nine months of fiscal 1996).

    The effective tax rate was approximately 39.5% for all years presented.

    As a result of the foregoing, net income for the third quarter of fiscal 1997 was $252,000, an 87% decline from $1.9 million for the third quarter of fiscal 1996. Net income for the first nine months of fiscal 1997 was $3.5 million, a 42.2% decrease from $6.0 million for the first nine months of fiscal 1996.

Liquidity and Capital Resources

    Net cash used in operating activities was $14.0 million for the nine months ended October 31, 1996. The primary use of cash was an increase in inventory of $24.3 million in preparation for new store openings and the Christmas selling season. This was partially offset by an increase in trade payables of $10.8 million. Other liabilities decreased by $5.3 million primarily due to the timing of income tax payments.

    At October 31, 1996, working capital was $73.5 million compared to $80.0 million at January 31, 1996. The ratio of current assets to current liabilities was 1.7 to 1 at October 31, 1996 and 2.1 to 1 at January 31, 1996.

    The Company had outstanding borrowings of $36.5 million on its revolving line of credit at October 31, 1996 at an average interest rate of 7.5%. At October 31, 1996, the Company had approximately $71.4 million additional borrowing availability on the revolving line of credit.

    During fiscal 1997, the Company has opened 35 new REX stores. Capital expenditures for the first nine months of fiscal 1997 were $18.9 million with additional expenditures of approximately $6 million expected in the fourth quarter. The Company has closed long-term mortgage financing of $10.2 million for 17 stores during the first nine months of fiscal 1997 and anticipates obtaining approximately $10 million of additional mortgage financing for fiscal 1997 stores. The Company believes it will be able to secure long-term mortgage financing on a site-by-site basis for Company built or Company purchased store locations.

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

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



December 11, 1996            Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



December 11, 1996            Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)