Form 10-K405
period 1997-01-31
REX STORES CORP
filed 1997-04-21
CIK 744187

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1997       COMMISSION FILE NO. 0-13283

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

  Registrant's telephone number, including area code (937) 276-3931

    Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                Name of each exchange
                                          on which registered

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At the close of business on April 15, 1997 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,011,125 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $56,227,604.

     There were 7,852,954 shares of the registrant's Common Stock outstanding as of April 15, 1997.

                Documents Incorporated by Reference

     Portions of REX Stores Corporation's definitive Proxy
Statement for its Annual Meeting of Shareholders on June 6, 1997 are incorporated by reference into Part III.

                               PART I

Item 1.   Business

General

   REX Stores Corporation (the "Company") is a leader in the consumer electronics/appliance retailing industry, locating its stores in small to medium sized markets. Since 1980, when its first four stores were acquired, the Company has expanded into a national chain operating 222 stores in 35 states under the trade name "REX." The stores are located predominately in the Midwest and Southeast, with a recent expansion into the western region of the United States through the opening of 14 stores in the Northwest during fiscal 1996 and 1997. The Company's stores average approximately 10,500 square feet and offer a broad selection of brand name products within selected major product categories including televisions, video and audio equipment, appliances and personal computers.

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

   The Company's business strategy has resulted in significant growth over the last five years. The number of stores increased from 98 to 222 during the five fiscal years ended January 31, 1997, while net sales increased from $233.1 million in fiscal 1993 to $427.4 million in fiscal 1997.

   The Company's expansion strategy is to continue to open stores in small to medium sized markets. The Company will focus on markets with a newspaper circulation which can efficiently and cost-effectively utilize the Company's print advertising materials and where the Company believes it can become a dominant retailer.

   The Company was incorporated in Delaware in 1984 under the name Audio/Video Affiliates, Inc. as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc. ("Rex Radio & TV"), Stereo Town, Inc. ("Stereo Town") and Kelly & Cohen Appliances, Inc. ("Kelly & Cohen"), which were formed in 1980, 1981, and 1983, respectively. Effective August 2, 1993, the Company's name was changed to REX Stores Corporation to enable the investing and consuming public to identify the Company more closely with its retail business. Unless the context otherwise requires, the term "Company" as used in this report refers to REX Stores Corporation and its three operating subsidiaries, and all references in this report to fiscal years are to the Company's fiscal year ended January 31 of each year. The Company's principal offices are located at 2875 Needmore Road, Dayton, Ohio 45414. Its telephone number is (937) 276-3931.

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

   The Company will either lease or purchase new store sites depending upon opportunities available to it and relative costs.
Of the 35 new stores opened in fiscal 1997, 15 were leased sites and 20 were Company purchased sites. For leased stores, the Company anticipates per store capital expenditures of approximately $75,000 to $200,000. This amount may increase significantly to the extent the Company is responsible for the remodeling or renovation of the new leased site. The Company anticipates expenditures of approximately $800,000 to $1,200,000 when it purchases real estate, which include the cost of the land purchased, building construction and fixtures. The purchase amount varies depending upon the size and location of the new store. Historically, the Company has obtained long-term mortgage financing of approximately 75% of the cost of opening owned stores. Mortgage financing is generally obtained after a store is opened, either on a site by site or multiple store basis. The extent to which the Company will seek mortgage financing for owned stores will be dependent upon mortgage rates, terms and availability. The inventory requirements for new stores are estimated at $350,000 to $500,000 per store depending upon the season and store size. A portion of this inventory is financed through trade credit.

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

Televisions  Video        Audio            Appliances        Other
TVs        VCRs           Stereo Systems   Air Conditioners  Personal Computers
TV/VCR     Camcorders     Receivers        Dehumidifiers     Radar Detectors
Combos     Digital        Compact Disc     Microwave Ovens   Tapes
            Satellite      Players         Washers           Stands
            Systems       Turntables       Dryers            Telephones
                          Tape Decks       Ranges            Binoculars
                          Speakers         Dishwashers       Fax Machines
                          Car Stereos      Refrigerators     Extended Service
                          Portable Radios  Freezers           Contracts
                                           Vacuum Cleaners


   The leading brands sold by the Company during fiscal 1997
(in alphabetical order) were General Electric, Hitachi, Hotpoint,
JVC, Magnavox, Panasonic, Pioneer, RCA, Sharp, Toshiba, Whirlpool and Zenith.

   All REX stores carry a full range of the Company's televisions, video and audio products, microwave ovens and air conditioners and a limited line of home office products, and 207 stores carry major appliances.

   The following table shows the approximate percent of net sales for each major product group for the last three fiscal years.

                                                 Fiscal Year
               Product Category               1995  1996  1997
          Televisions. . . . . . . . . . .    39%   37%   36%
          Video. . . . . . . . . . . . . .    21    20    18
          Audio. . . . . . . . . . . . . .    17    17    18
          Appliances . . . . . . . . . . .    16    17    18
          Other. . . . . . . . . . . . . .     7     9    10
                                             ----  ----  ----
                                             100%  100%  100%
                                             ====  ====  ====

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

  Advertising

   The Company uses a "price and item" approach in its advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of the Company's advertising is its "Guaranteed Lowest Price," which states "Our prices are guaranteed in writing. If you find any other local store stocking and offering to sell for less the identical item in a factory sealed box within 30 days after your REX purchase, we'll refund the difference plus an additional 25% (30% in selected markets) of the difference." Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced for the Company by an outside advertising agency and are supplemented by television. Advertisements are also complemented by in-store signage high-lighting special values, including "Value Every Day," "Best Value," and "Top of the Line." The Company's advertising strategy includes preferred customer private mailers, special events such as "Midnight Madness Sales" and coupon sales to provide shopping excitement and generate traffic.

  Purchasing

   The Company's merchandise purchasing is performed predominantly by four members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. Because the Company purchases complete product lines in large volume, the Company believes it is able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 1997, five vendors accounted for approximately 62% of the Company's purchases. The Company typically does not maintain long-term purchase contracts with vendors and operates principally on an order-by-order basis.

Store Operations

  Stores

   The Company designs its stores to be "destination stores," generating their own traffic, but in the general vicinity of major retail shopping. Currently, approximately 146 stores are located in free-standing buildings, with the balance situated in strip shopping centers and malls. In fiscal 1997, 14 of the Company's 15 new leased stores were in mall locations that provide exterior access and signage rights. The Company will select locations for future leased stores based on its evaluation of individual site economic and market conditions.

   The Company's stores average approximately 10,500 square feet including storage space, not including the two stores located in the Company's regional distribution centers. Stores typically have, on average, approximately 7,300 square feet of selling space and approximately 3,200 square feet of storage. Stores are open seven days and six nights per week, except for certain holidays.

   The following table shows the Company's store locations as of January 31, 1997:

                              Store Locations
Alabama: (11)     Georgia: (9)      Indiana: (3)        Mississippi: (11)
Auburn            Albany             Anderson            Columbus
Daphne            Augusta            Muncie              Gautier
Decatur           Brunswick          Richmond            Greenville
Florence          Columbus                               Gulfport
Gadsden           LaGrange           Kansas: (2)         Hattiesburg
Huntsville        Macon              Hutchinson          Jackson (2)
Mobile (2)        Rome               Lawrence            Meridian
Montgomery        Valdosta                               Ridgeland
Oxford            Warner Robins      Kentucky: (3)       Tupelo
Tuscaloosa                           Ashland             Vicksburg
                  Idaho: (2)         Hopkinsville
Arkansas: (2)     Idaho Falls        Paducah             Montana: (2)
Fort Smith        Pocatello                              Butte
Springdale                           Louisiana: (6)      Great Falls
                  Iowa: (12)         Alexandria
Colorado: (3)     Burlington         Baton Rouge         Nebraska: (3)
Grand Junction    Council Bluffs     Houma               Grand Island
Greeley           Des Moines (2)     Lake Charles        Norfolk
Pueblo            Dubuque            New Iberia          North Platte
                  Ft. Dodge          Opelousas
Florida: (27)     Marshalltown                           New York: (17)
Bradenton         Mason City         Maryland: (2)       Auburn
Charlotte Harbor  Ottumwa            Cumberland          Clifton Park
Crystal River     Sioux City         Hagerstown          Cortland
Ft. Pierce        Waterloo                               Fredonia
Gainesville       West Des Moines    Massachusetts: (2)  Geneva
Hudson                               Hadley              Horseheads
Lake City         Illinois: (13)     Lanesborough        Johnson City
Largo             Alton                                  Kingston
Leesburg          Bradley            Michigan: (3)       Lakewood
Mary Esther       Carbondale         Adrian              Latham
Melbourne         Champaign          Bay City            New Hartford
Merritt Island    Danville           Benton Harbor       Olean
Naples            Decatur                                Plattsburg
Ocala             Galesburg          Minnesota: (1)      Queensbury
Palm Harbor       Newburg            Willmar             Rome
Panama City       Pekin                                  Schenectady
Pensacola (2)     Peoria             Missouri: (4)       Watertown
Sarasota          Peru               Jefferson City
St. Augustine     Quincy             Joplin              North Carolina: (5)
St. Petersburg    Rockford           Springfield         Asheville
Spring Hill                          St. Joseph          Goldsboro
Stuart                                                   Hendersonville
Tallahassee (2)                                          Rocky Mount
Titusville                                               Salisbury
Venice


                       Store Locations (continued)

North Dakota: (2)  Pennsylvania: (18)  South Dakota: (2)  Washington: (1)
Grand Forks        Altoona             Aberdeen           Union Gap
Minot              Bloomsburg          Rapid City
                   Chambersburg                           West Virginia: (5)
Ohio:  (15)        Cranberry           Tennessee: (7)     Beckley
Ashtabula          Erie (2)            Bristol            Bluefield
Beavercreek        Greensburg          Chattanooga        Bridgeport
Dayton (2)         Hanover             Clarksville        Morgantown
Defiance           Hazleton            Cleveland          Vienna
Kettering          Hermitage           Johnson City
Lima               Indiana             Kingsport          Wisconsin: (4)
Marion             Johnstown           Morristown         Fond du Lac
Miamisburg         Lower Burrell                          Janesville
New Philadelphia   Meadville           Texas: (12)        Manitowac
Piqua              New Castle          Austin (2)         Oshkosh
Sandusky           Scranton            Brownsville
St. Clairsville    Wilkes-Barre        Denton             Wyoming: (2)
Springfield        York                Harlingen          Casper
Wooster                                Longview           Cheyenne
                   South Carolina: (9) Midland
Oklahoma: (1)      Aiken               Odessa
Enid               Anderson            San Angelo
                   Charleston          Sherman
                   Florence            Temple
                   Greenwood           Victoria
                   Murrell's Inlet
                   Orangeburg          Virginia: (1)
                   Rock Hill           Danville
                   Sumter

   In fiscal 1997, the Company opened 35 new stores, entering Maryland, Massachusetts, Montana, North Dakota and South Dakota with two stores each and Minnesota with one store. The Company also added six stores in New York, five stores in Pennsylvania, three stores in Iowa, two stores each in Florida and Georgia, and one store each in Alabama, Colorado, Michigan, Mississippi, South Carolina and Texas.

   The Company's operations are divided into regional districts, containing from three to 12 stores whose managers report to a district manager. The Company's 37 district managers report to one of four regional vice presidents. Each store is staffed with a full-time manager and assistant manager, commis-sioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis, or a combination of commissions and hourly wages.

   The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability. The Company closed 12 stores during fiscal 1997. There were no store closings during fiscal 1996 and 1995.

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

   The Company accepts MasterCard, Visa and Discover. The Company estimates that, during fiscal 1997, approximately 30% of its total sales were made on these credit cards, and approximately 15% were made on installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts.

  Distribution

   The Company's stores are supplied by regional distribution centers which consist of a 315,000 square foot leased facility in Dayton, Ohio and a 180,000 square foot owned facility in Pensacola, Florida, of which the Company leases 90,000 square feet to an outside company. The Company also leases a 67,000 square foot auxiliary warehouse in Pensacola, Florida. The Company has purchased land and plans to build a 150,000 square foot distribution center in Cheyenne, Wyoming in fiscal 1998 at an approximate cost of $3.0 million.

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

Facilities

   One hundred and three of the Company's stores are located in buildings owned by the Company, including two strip shopping centers in Austin, Texas of 60,000 and 40,000 square feet. The Company uses approximately 10,000 square feet in each shopping center for a store and leases the remainder. The Company also owns a 38,000 square foot shopping center in College Station, Texas in which it does not operate a retail store. The strip shopping centers are professionally managed by local real estate management firms.

   The remaining 119 stores operate on leased premises, with the unexpired terms of the leases ranging from one year to 28 years, inclusive of options to renew, except for two month to month leases. For fiscal 1997, the total net rent expense for the Company's leased facilities was approximately $6,944,000.

   To date, the Company has not experienced difficulty in securing leases or purchasing sites for suitable locations for its stores. The Company continues to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, the Company has developed prototype formats for new store construction.

Employees

   At January 31, 1997, the Company had 140 hourly and salaried employees and 949 sales employees. The Company also employs additional personnel during peak selling seasons. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                Executive Officers of the Company

   Set forth below is certain information about each of the Company's executive officers.

           Name         Age                    Position(s)

Stuart Rose. . . . . .  42   Chairman of the Board and Chief Executive Officer*
Lawrence Tomchin . . .  69   President and Chief Operating Officer*
Douglas Bruggeman  . .  36   Vice President-Finance and Treasurer
Edward Kress . . . . .  47   Secretary*

________________

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

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

   The Company's Common Stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter Ended                               High      Low
April 30, 1995                                    $16.50    $12.25
July 31, 1995                                      16.50     13.25
October 31, 1995                                   18.75     15.50
January 31, 1996                                   17.75     12.87

April 30, 1996                                    $15.88    $15.50
July 31, 1996                                      12.88     12.50
October 31, 1996                                    9.75      9.50
January 31, 1997                                    8.88      8.13


As of April 15, 1997, there were 333 holders of record of the Company's Common Stock, including shares held in nominee or street name by brokers.

Dividend Policy

The Company's revolving credit agreement places restrictions on the payment of dividends. The Company has not paid dividends in prior years.

Item 6.   Selected Financial Data

Five Year Financial Summary

                                            January 31,
                             -------------------------------------------------
(In Thousands, Except
 Per Share Amounts)      1997       1996      1995        1994       1993

Net sales                $427,378   $442,217   $382,775   $298,171   $233,080

Net income               $  7,362   $ 14,573   $ 12,596   $  8,632   $  4,788

Net income per
  common share           $   0.80   $   1.56   $   1.40   $   1.10   $   0.72

Total assets             $248,034   $234,599   $192,616   $132,319   $ 88,599

Long-term debt,
  of current
  maturities             $ 51,102   $ 32,590   $ 25,595   $ 10,879   $  2,902


Quarterly Financial Data (Unaudited)


                                              Quarters Ended
                                 (In Thousands Except Per Share Amounts)

                          April 30,     July 31,      October 31,   January 31,
                            1996          1996          1996          1997

Net sales                 $97,383       $95,653       $90,543        $143,799
Cost of merchandise sold   72,503        70,931        67,990         106,343
Net income                  1,756         1,475           252           3,879
Earnings per common
  share                   $  0.18       $  0.15       $  0.03        $   0.44


                                              Quarters Ended
                                (In Thousands Except Per Share Amounts)

                          April 30,     July 31,      October 31,   January 31,
                            1995          1995          1995          1996

Net sales                 $87,427       $96,458      $94,914         $163,418
Cost of merchandise sold   65,602        71,484       70,546          120,004
Net income                  1,574         2,513        1,942            8,544
Earnings per common
  share                   $  0.17       $  0.27      $  0.21         $   0.91


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Overview

  The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast under the trade name "REX." Since acquiring its first four stores in 1980, the Company has expanded into a national chain operating 222 stores in 35 states. During fiscal 1996 and 1997, the Company expanded into the western region of the United States by opening fourteen stores in seven northwestern states.

  The Company has focused on maintaining strict cost controls, offering customers a broad selection of merchandise at "everyday low prices" and expansion within small and medium sized markets where its low cost structure and operating strategy enhance its ability to become a dominant retailer.

  During fiscal 1997, 1996 and 1995, the Company opened 35, 34 and 33 stores, respectively. The Company closed twelve stores in fiscal 1997 and no stores were closed in fiscal 1996 and 1995. Comparable store sales declined 17.5% and 5.4% in fiscal 1997 and 1996, respectively, and grew 5.5% in fiscal 1995. The decrease in comparable store sales reflects an industry wide decline in consumer demand for electronics and an intensely competitive retail environment. The Company considers a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

Extended Service Contracts

  The Company's extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 2.9%, 2.4% and 2.6% of net sales for fiscal 1997, 1996 and 1995, respectively. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $9.6 million, $8.3 million and $7.8 million in fiscal 1997, 1996 and 1995, respectively.

Results of Operations

  The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                             Fiscal Year Ended
                                                January 31,
                                         1997       1996       1995
Net sales                                100.0%     100.0%     100.0%
Cost of merchandise sold                  74.4       74.1       74.7
                                         -----      -----      -----
  Gross profit                            25.6       25.9       25.3
Selling, general and
  administrative expenses                 21.5       19.4       19.4
                                         -----      -----      -----
  Income from operations                   4.1        6.5        5.9
Interest, net                              1.3        1.1         .5
                                         -----      -----      -----
  Income before income taxes               2.8        5.4        5.4
Provision for income taxes                 1.1        2.1        2.1
                                         -----      -----      -----
  Net income                               1.7%       3.3%       3.3%
                                         =====      =====      =====


Comparison of Fiscal Years Ended January 31, 1997 and 1996

  Net sales in fiscal 1997 were $427.4 million, a 3.4% decrease from the $442.2 million achieved in fiscal 1996. This decrease was caused by a decline of 17.5% in comparable store sales, partially offset by the net addition of 23 stores in fiscal 1997 and the first full year of sales for 34 stores opened in fiscal 1996. During fiscal 1997 the Company opened 35 stores and closed 12, while during fiscal 1996 the Company opened 34 stores and closed none. The number of stores open at January 31, 1997 was 222 compared to 199 at January 31, 1996.

  Gross profit of $109.6 million in fiscal 1997 (25.6% of net sales) was 4.3% lower than the $114.6 million (25.9% of net sales) recorded the prior year. The lower gross profit margin is primarily due to competitive pressures and an increase in major appliance and computer sales, which generally have a lower gross profit margin. This was partially offset by an increase in extended service contract revenues, which generally have a higher gross profit margin.

  Selling, general and administrative expenses for fiscal 1997 were $91.9 million (21.5% of net sales), a 5.7% increase over the $86.0 million (19.4% of net sales) in fiscal 1996. The increase in expense was primarily attributable to $3.5 million in increased advertising costs, $1.5 million in increased occupancy and depreciation costs and $1.7 million in increased operating costs associated with more store locations in the current year. Payroll costs decreased by $800,000 due to a reduction in direct selling costs resulting from the decline in sales. The increase in selling, general and administrative expenses as a percentage of net sales is primarily the result of the decline in comparable store sales.

  Income from operations was $17.7 million (4.1% of net sales) in fiscal 1997, a 38.1% decrease from $28.6 million (6.5% of net sales) for fiscal 1996. This decline was primarily due to the 17.5% decline in comparable store sales and the increased selling, general and administrative expenses associated with more store locations.

  Interest expense increased to $5.6 million in fiscal 1997 from $4.7 million in fiscal 1996. The increase in interest expense is primarily attributable to additional mortgage debt associated with more Company owned store locations (average outstanding borrowings of approximately $40.8 million in fiscal 1997 compared to $31.5 million in fiscal 1996) and an increase of approximately $3.4 million in the average outstanding borrowings on the revolving line of credit.

  The effective tax rate was 39.5% for fiscal 1997 and 1996.

  As a result of the foregoing, net income for fiscal 1997 was $7.4 million, a 49.5% decrease from $14.6 million in fiscal 1996.

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

  Gross profit of $114.6 million in fiscal 1996 (25.9% of net sales) was 18.5% higher than the $96.7 million of gross profit (25.3% of net sales) recorded the prior year. The improved gross profit margin in fiscal 1996 was primarily the result of lower merchandise cost on certain products due to opportunistic purchasing. This was partially offset by an increase in major appliance and computer sales which generally have a lower gross profit margin. Extended service contract revenues, which generally have a higher gross profit margin, also declined as a percent of net sales.

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

  Interest expense increased to $4.7 million in fiscal 1996 from $1.9 million in fiscal 1995. The increase in interest expense was primarily attributable to additional mortgage debt associated with more Company owned store locations (average outstanding borrowings of approximately $31.5 million in fiscal 1996 compared to $14.3 million in fiscal 1995) and an increase of approximately $10.3 million in the average outstanding borrowings on the revolving line of credit to support higher inventory levels associated with store expansion and opportunistic purchasing.

  The effective tax rate was 39.5% for fiscal 1996 and 1995.

  As a result of the foregoing, net income for fiscal 1996 was $14.6 million, a 15.7% increase over $12.6 million for fiscal
1995.

Liquidity and Capital Resources

  The Company's primary sources of financing have been cash flow provided by net income, mortgages on owned property, borrowings under its revolving line of credit and in fiscal 1995, the proceeds from a public offering of Common Stock.

  Net cash provided by operating activities was $10.9 million for fiscal 1997. Operating cash flow was primarily provided by net income of $7.4 million and $3.2 million of deferred income from sales of extended service contracts. Cash was also provided by a decrease in inventory of $11.5 million, offset by a decrease in accounts payable of $8.3 million and a decrease in other liabilities of $3.7 million.

  At January 31, 1997, working capital was $80.2 million compared to $80.0 million at January 31, 1996. The ratio of current assets to current liabilities was 2.1 to 1 at January 31, 1997 and 1996.

  Capital expenditures in fiscal 1997 totaled $23.4 million and were primarily associated with the opening of 35 stores.

  During fiscal 1997, the Company purchased 854,000 shares of its common stock for $7.5 million. Subsequent to the end of fiscal 1997 and through March 26, 1997, the Company purchased 375,000 shares of its common stock for $3.1 million. The Company is authorized by its Board of Directors to purchase an additional 788,700 shares of its common stock and all shares purchased will be held in treasury for possible future use.

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

  At January 31, 1997, borrowings of $12.1 million were outstanding at an average interest rate of 7.38%. A total of approximately $73.0 million was available at January 31, 1997. Borrowing levels vary during the course of a year based on the Company's seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 1997 were approximately $42.9 million, which existed immediately prior to the Christmas selling season due to the build-up of seasonal inventory requirements. The weighted average interest rate was 8.96% for fiscal 1997. The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

  At January 31, 1997, the Company had approximately $54.2 million of mortgage debt outstanding (including $21.9 million obtained in fiscal 1997 from mortgaging 34 stores) at a weighted average interest rate of 8.96%, with maturities from 2000 to 2012.

Seasonality and Quarterly Fluctuations

  The Company's business is seasonal. As is the case with many other retailers, the Company's net sales and net income are greatest in its fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 33.6% and 36.9% of net sales and 52.7% and 58.6% of net income in fiscal 1997 and 1996, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

  The following table provides certain unaudited financial information for the Company for each of the quarters in fiscal
1997 and 1996.

                                  Fiscal Quarter Ended
               April 30,        July 31,      October 31,      January 31,
                      % of            % of           % of              % of
             $000s    Annual $000s   Annual $000s   Annual  $000s    Annual
Fiscal 1997
  Net sales  $97,383  22.8%  $95,653  22.4%  $90,543  21.2%  $143,799  33.6%
  Income from
   operations  4,082  23.0     3,883  21.9     1,760  10.0      7,981  45.1
  Net income   1,756  23.9     1,475  20.0       252   3.4      3,879  52.7

Fiscal 1996
  Net sales  $87,427  19.8%  $96,458  21.8%  $94,914  21.5%  $163,418  36.9%
  Income from
   operations  3,183  11.1     5,145  18.0     4,652  16.3     15,620  54.6
  Net income   1,574  10.8     2,513  17.3     1,942  13.3      8,544  58.6

Recently Issued Accounting Standards

  In the first quarter of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which addresses the identification and measurement of asset impairments and requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows. The application of this standard did not have a material impact on the Company's financial position or results of operations.

  The Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" in fiscal 1997, which established new accounting and disclosure requirements for stock-based employee compensation plans. The Company adopted this standard by continuing to follow the accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and presenting the required pro forma disclosures. Therefore, the application of this standard did not have a material impact on the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data
                  REX STORES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        JANUARY 31, 1997 AND 1996

                                                         1997       1996
                              ASSETS                    (In Thousands)
CURRENT ASSETS:
   Cash and cash equivalents                          $  3,959    $    685
   Short-term investments                                1,645       1,525
   Accounts receivable, net of allowance for doubtful
    accounts of $376 and $638 in 1997 and 1996,
    respectively (Note 4)                                1,477       1,604
   Merchandise inventory (Note 4)                      135,033     146,566
   Prepaid expenses and other                            2,219       1,825
   Future income tax benefits                            5,544       3,818
                                                      --------    --------
          Total current assets                         149,877     156,023
PROPERTY AND EQUIPMENT, NET (Notes 1, 4 and 5)          89,638      70,307
FUTURE INCOME TAX BENEFITS                               8,519       8,269
                                                      --------    --------
          Total assets                                $248,034    $234,599
                                                      ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable (Note 4)                              $ 12,142    $  9,327
   Current portion of long-term debt (Note 5)            3,131       2,050
   Current portion of deferred income and deferred
     gain on sale and leaseback (Notes 2 and 7)         10,844       9,083
   Accounts payable, trade                              31,265      39,525
   Accrued income taxes                                  1,077       4,121
   Accrued payroll                                       4,866       5,614
   Other current liabilities                             6,401       6,287
                                                      --------    --------
          Total current liabilities                     69,726      76,007
LONG-TERM LIABILITIES:
   Long-term debt (Note 5)                              51,102      32,590
   Deferred income (Note 2)                             18,279      16,506
   Deferred gain on sale and leaseback (Note 7)          6,207       7,150
                                                      --------    --------
          Total long-term liabilities                   75,588      56,246
COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)
SHAREHOLDERS' EQUITY (Notes 3, 4 and 6):
   Common stock, 45,000 shares authorized, 9,602
     and 9,521 shares issued, at par                        96          95
   Paid-in capital                                      57,229      56,732
   Retained earnings                                    56,763      49,401
   Treasury stock, 1,388 and 534 shares                (11,368)     (3,882)
                                                      --------    --------
          Total shareholders' equity                   102,720     102,346
                                                      --------    --------
          Total liabilities and shareholders' equity  $248,034    $234,599
                                                      ========    ========

[FN]      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  REX STORES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995



                                     1997           1996           1995
                                             (In Thousands,
                                        Except Per Share Amounts)
NET SALES                          $427,378       $442,217       $382,775
                                   --------       --------       --------
COSTS AND EXPENSES:
   Cost of merchandise sold         317,767        327,636        286,073
   Selling, general and
     administrative expenses         91,905         85,981         74,216
                                   --------       --------       --------
     Total costs and expenses       409,672        413,617        360,289
                                   --------       --------       --------

INCOME FROM OPERATIONS               17,706         28,600         22,486

INVESTMENT INCOME                        85            182            229
INTEREST EXPENSE                      5,624          4,707          1,899
                                   --------       --------       --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                       12,167         24,075         20,816

PROVISION FOR INCOME TAXES            4,805          9,502          8,220
                                   --------       --------       --------
NET INCOME                         $  7,362       $ 14,573       $ 12,596
                                   ========       ========       ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                  9,219          9,365          9,014
                                   --------       --------       --------
NET INCOME PER SHARE               $   0.80       $   1.56       $   1.40
                                   ========       ========       ========

[FN]
     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                                            1997        1996        1995
                                                    (In Thousands)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                              $ 7,362     $ 14,573    $ 12,596
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities-
    Depreciation and amortization, net      2,943        2,357       1,559
    Deferred income                         3,221        4,415       3,770
    Future income tax benefits             (2,054)      (1,608)     (1,207)
    Accounts receivable                       127         (527)       (403)
    Merchandise inventory                  11,533      (31,219)    (40,385)
    Other current assets                     (323)        (361)       (281)
    Accounts payable, trade                (8,260)       6,230       5,271
    Other current liabilities              (3,678)       2,098       3,123
                                          -------      -------     -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     10,871       (4,042)    (15,957)
                                          -------      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                     (120)          30        (925)
  Capital expenditures                    (23,448)     (23,080)    (28,101)
  Capital disposals                           552           43         120
                                          -------      -------     -------
NET CASH USED IN INVESTING ACTIVITIES     (23,016)     (23,007)    (28,906)
                                          -------      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in note payable                  2,815        9,327        -
  Proceeds from long-term debt             21,911        9,201      16,885
  Payments of long-term debt               (2,318)      (1,836)       (981)
  Common stock issued                         497          643      20,907
  Treasury stock issued (acquired)         (7,486)      (2,264)        297
                                          -------      -------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES  15,419       15,071      37,108
                                          -------      -------     -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          3,274      (11,978)     (7,755)

CASH AND CASH EQUIVALENTS,
  beginning of year                           685       12,663      20,418
                                          -------      -------    --------
CASH AND CASH EQUIVALENTS,
  end of year                             $ 3,959      $   685    $ 12,663
                                          =======      =======    ========

[FN]       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                              Common Stock
                         Issued            Treasury      Paid-In   Retained
                    Shares   Amount     Shares  Amount   Capital   Earnings
                                        (In Thousands)
BALANCE,
  January 31, 1994  8,027     $80       460   $ 1,915    $35,197   $22,232

Net income            -        -         -        -          -      12,596

Common stock
  issued            1,393      14       (88)     (297)    20,893       -
                    -----     ---     -----   -------    -------   -------
BALANCE,
  January 31, 1995  9,420      94       372     1,618     56,090    34,828

Net income            -        -         -        -          -      14,573

Treasury stock
  acquired            -        -        162     2,264        -         -

Common stock
  issued              101       1        -        -          642       -
                    -----     ---     -----   -------    -------   -------
BALANCE,
  January 31, 1996  9,521      95       534     3,882     56,732    49,401

Net income            -        -         -        -          -       7,362

Treasury stock
  acquired            -        -        854     7,486        -         -

Common stock
  issued               81       1        -        -          497       -
                    -----     ---     -----   -------    -------   -------
BALANCE,
  January 31, 1997  9,602     $96     1,388   $11,368    $57,229   $56,763
                    =====     ===     =====   =======    =======   =======

[FN]
          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                REX STORES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

  (a) Principles of Consolidation--The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates 222 retail consumer electronics and appliance stores under the REX name in 35 states, predominantly in the Midwest and Southeast.


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

  Investments at January 31, 1997 and 1996 are restricted by two states to cover possible future claims under product service contracts.

  (d) Merchandise Inventory--Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out (FIFO) basis, including certain costs associated with purchasing, warehousing and transporting merchandise. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (K&C), is valued at the lower of last-in, first-out (LIFO) or market. The K&C inventory value using the FIFO method ($38,437,000 and $41,880,000 at January 31, 1997 and 1996, respectively) approximates the LIFO value in all years presented. Five suppliers accounted for approximately 62% of the Company's purchases in 1997.

  (e) Property and Equipment--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method.
  Estimated useful lives are 30 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment.
  Leasehold improvements are depreciated over 10-12
  years. The components of cost at January 31, 1997 and 1996 are as follows:

                                               1997           1996

                                                  (In thousands)
          Land                               $ 23,530       $18,452
          Buildings and improvements           53,890        40,492
          Fixtures and equipment               14,386        12,294
          Leasehold improvements                9,409         7,740
                                             --------       -------
                                              101,215        78,978
          Less: accumulated depreciation      (11,577)       (8,671)
                                             --------       -------
                                             $ 89,638       $70,307
                                             ========       =======

  In the first quarter of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which addresses the identification and measurement of asset impairments and requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows. The application of this standard did not have a material impact on the Company's financial position or results of operations.

  (f) Interest Cost--Interest expense of $5,624,000, $4,707,000 and $1,899,000 for the years ended January 31, 1997, 1996 and 1995, respectively, is net of approximately $193,000, $207,000 and $182,000 of interest capitalized related to store construction. Total interest expense approximates interest paid for all years presented.

  (g) Loan Acquisition Costs--Direct expenses and fees associated with obtaining notes payable or long-term debt are capitalized and amortized to interest expense over the life of the loan.

  (h) Advertising Costs--Advertising costs are expensed as incurred. Advertising expense was approximately $33,473,000, $29,989,000 and $26,241,000 in 1997, 1996 and 1995, respectively.

  (i) Store Opening and Closing Costs--Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location.

  (j) Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (k) Reclassifications--Certain reclassifications have been made to prior year financial statements to conform with the classifications used in the 1997 financial statements.

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

(3) COMMON STOCK TRANSACTIONS-

During the years ended January 31, 1997 and 1996, the Company purchased 854,000 and 162,000 shares of its common stock for $7.5 million and $2.3 million, respectively. Subsequent to January 31, 1997 and through March 26, 1997, the Company purchased 375,000 shares of its common stock for $3.1 million. The Company is authorized by its Board of Directors to purchase an additional 788,700 shares of its common stock and all shares purchased will be held in treasury for possible future use.

On June 2, 1994, the Company completed the sale of 1.3 million shares of common stock under a Form S-3 registration statement and received net proceeds of $19.8 million. On July 1, 1994, the Company sold an additional 13,333 shares pursuant to the over allotment option and received net proceeds of approximately $203,000.

(4) REVOLVING LINE OF CREDIT-

The Company has a revolving credit agreement with seven banks which expires July 31, 2000. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of:
(i) $100 million for the months of January through June and $150 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by any letter of credit commitments outstanding. Outstanding borrowings under the revolving credit agreement totaled $12,142,000 and $9,327,000 at January 31, 1997 and 1996,
respectively. The carrying amount of the borrowings at January 31, 1997 and 1996 approximates fair value as the revolving credit agreement bears a current market rate of interest. At January 31, 1997, a total of approximately $73.0 million was available for borrowings under the revolving credit agreement.

The interest rate charged on borrowings is prime or LIBOR plus 1.875% and commitment fees of 1/4% are payable on the unused portion. The weighted average interest rate on borrowings outstanding at January 31, 1997 was 7.38%. Borrowings are secured by certain fixed assets, accounts receivable and inventories.

The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on the amount of common stock repurchases and the payment of dividends.

(5) LONG-TERM DEBT-

Long-term debt consists of notes payable secured by certain land, buildings and leasehold improvements. Interest rates range from 7.50% to 9.95%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term.

Maturities of long-term debt are as follows (in thousands):

Year Ending
January 31,                                         Amount
1998                                                $ 3,131
1999                                                  3,127
2000                                                  3,259
2001                                                  4,143
2002                                                  6,229
2003 and thereafter                                  34,344
                                                    -------
                                                    $54,233
                                                    =======

The fair value of the Company's long-term debt at January 31, 1997 and 1996 was approximately $56.1 million and $35.9 million, respectively. The fair value was estimated based on rates available to the Company for debt with similar terms and maturities.

(6) EMPLOYEE BENEFITS-

Stock Option Plans--Effective June 2, 1995, the Company adopted the REX Stores Corporation 1995 Omnibus Stock Incentive Plan (the
Omnibus Plan), which amended and restated the 1994 Incentive
Stock Option Plan. Under the Omnibus Plan, the Company may grant to officers and key employees awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plan also provides for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each stock based award must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 2,000,000 shares of common stock are authorized for issuance under the Omnibus Plan and at January 31, 1997, 641,257 shares remained available for issuance. At January 31, 1997, 227,705 stock options also remained outstanding under the 1984 Incentive
Stock Option Plan which expired in fiscal 1995.

In November 1989, non-qualified executive stock options were issued to two key executives under a separate plan for 600,000 shares at the then-current market price of $3.38 per share. No additional shares are available for grant under this plan. At
January 31, 1997, 512,079 of these options remained outstanding and exercisable.

The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for these plans been determined at fair value consistent with SFAS No. 123, "Accounting for Stock-Based
Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           1997           1996
  Net income (000's):  As reported        $7,362         $14,573
                       Pro forma          $5,932         $13,923

  Earnings per share:  As reported        $ 0.80         $  1.56
                       Pro forma          $ 0.72         $  1.54

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal

1997 and 1996: risk-free interest rate of 6.3%, expected volatility of 46.7% and an expected life of 5 years. In accordance with the provisions of SFAS No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and earnings per share may not be representative of that to be expected in future years.

The following summarizes stock option activity for the years ended January 31, 1997, 1996 and 1995:

                      1997                1996                 1995
                         Weighted           Weighted              Weighted
                          Average            Average               Average
               Shares    Exercise   Shares  Exercise     Shares   Exercise
               (000's)     Price    (000's)   Price      (000's)    Price
Outstanding
 at beginning
 of year       2,069     $11.60     1,422   $  9.93      1,497   $  8.78
Granted          202      15.47       768     13.90        100     17.22
Exercised        (81)      5.34      (101)     4.32       (167)     3.94
Canceled or
 expired         (71)     14.62       (20)    14.07         (8)    10.90
               -----     ------     -----   -------       -----  -------
Outstanding at
 end of year   2,119     $12.15     2,069   $ 11.60      1,422   $  9.93
               =====     ======     =====   =======      =====   =======
Exercisable at
 end of year   1,143     $10.37       997   $  8.67        862   $  6.42
               =====     ======     =====   =======      =====   =======
Weighted
 average fair
 value of
 options
 granted       $8.30                $9.02
               =====                =====

Price ranges and other information for stock options outstanding as of January 31, 1997 were as follows:

                           Outstanding                 Exercisable
                                      Weighted
                            Weighted  Average                   Weighted
  Range of        Shares    Average   Remaining      Shares     Average
Exercise Prices   (000's)   Exercise    Life         (000's)    Exercise
                            Price                               Price
    $3.38           512      $ 3.38    2.8 yrs.        512       $ 3.38
$6.38 to $7.56       98        6.77    0.7 yrs.         86         6.73
$13.00 to $18.98  1,509       15.48    6.6 yrs.        545        17.52
                  -----      ------    -------       -----       ------
                  2,119      $12.15    5.4 yrs.      1,143       $10.37
                  =====      ======    =======       =====       ======

On February 26, 1997, the Company's Board of Directors approved a re-pricing of 362,035 stock options, with exercise prices ranging from $13.00 to $18.98 per share, to the market price as of the date of approval of $8.13 per share. Stock options held by employees who are members of the Board of Directors and stock options held by Non-Employee Directors were not re-priced.

Profit Sharing Plan--The Company has a qualified, noncontributory profit sharing plan covering full-time employees who meet certain eligibility requirements. The Plan also allows 401(k) savings contributions by participants with certain Company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year.
The Company contributed matching amounts of approximately $28,000, $36,000 and $32,000 for the years ended
January 31, 1997, 1996 and 1995, respectively, under the Plan.

(7) LEASES AND COMMITMENTS-

The Company is committed under operating leases for certain warehouse and retail store locations. The lease agreements are for varying terms through 2007 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases.

On August 30, 1989, the Company completed a transaction for the sale and leaseback of 75 of its stores and three warehouse facilities under an initial 15-year lease term. This transaction resulted in pre-tax financial statement gain of $15.6 million (net of expenses), which was deferred and is being amortized as a reduction to lease expense over the term of the leases. The unamortized deferred gain at January 31, 1997 was approximately $7.2 million.

The following is a summary of rent expense under these operating leases (in thousands):

  Years ended         Minimum        Gain        Sublease
  January 31,         Rentals    Amortization     Income         Total
     1997             $9,076       $(629)         $(1,503)       $6,944
     1996              8,383        (405)          (1,475)        6,503
     1995              7,767        (367)          (1,198)        6,202


Future minimum annual rentals and gain amortization on non-cancelable leases as of January 31, 1997 are as follows (in thousands):

                                               Minimum         Gain
  Years ended January 31,                      Rentals     Amortization

       1998                                    $ 8,490        $  943
       1999                                      7,997           943
       2000                                      7,367           943
       2001                                      6,806           943
       2002                                      6,006           943
       2003 and thereafter                      13,661         2,435
                                               -------        ------
                                               $50,327        $7,150
                                               =======        ======

(8) INCOME TAXES -

The provision for income taxes for the years ended January 31, 1997, 1996 and 1995 consists of the following (in thousands):

                                            Years Ended January 31,
                                           1997      1996       1995
  Federal:
    Current                               $5,803    $9,264     $7,969
    Deferred                              (1,824)   (1,358)    (1,129)
                                          ------    ------     ------
                                           3,979     7,906      6,840
                                          ------    ------     ------
  State and Local:
    Current                                1,056     1,846      1,438
    Deferred                                (230)     (250)       (58)
                                          ------    ------     ------
                                             826     1,596      1,380
                                          ------    ------     ------

                                          $4,805    $9,502     $8,220
                                          ======    ======     ======

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                 January 31,
                                             1997           1996
Assets:
  Deferral of service contract income      $ 9,933        $ 8,806
  Sale and leaseback deferred gain           2,502          2,723
  Accrued liabilities                          957           -
  Other items                                3,117          2,945
                                           -------        -------
                                            16,509         14,474
Liabilities:
  Inventory accounting                      (1,064)        (1,064)
  Depreciation                              (1,332)        (1,285)
  Other items                                  (50)           (38)
                                           -------         ------
                                            (2,446)        (2,387)

  Total net future income tax benefits     $14,063        $12,087
                                           =======        =======

The Company paid income taxes of $9,801,000, $10,100,000 and $6,854,000 in the years ended January 31, 1997, 1996 and 1995, respectively.

The effective income tax rate on consolidated pre-tax income differs from the Federal income tax statutory rate as follows:

                                           Years Ended January 31,
                                          1997      1996      1995
Federal income tax at statutory rate     35.0%      35.0%     35.0%
State and local taxes, net of federal
  tax benefit                             4.1        4.2       4.3
Other                                      .4         .3        .2
                                         -----      -----     -----
                                         39.5%      39.5%     39.5%
                                         =====      =====     =====

(9) CONTINGENCIES-

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

                 Report of Independent Public Accountants

To the Shareholders and Board of Directors of REX Stores Corporation:

  We have audited the accompanying consolidated balance sheets of REX Stores Corporation (a Delaware corporation) and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
The schedule listed under Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Cincinnati, Ohio
   March 26, 1997                      Arthur Andersen LLP

                      REX STORES CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                                (In Thousands)


                                   Additions     Deductions

                        Balance                Charges for Which
                       Beginning  Charged Cost   Reserves Were   Balance End
                        of Year   and Expenses     Created         of Year
1997
Allowance for doubtful
  accounts              $638        $146           $408            $376
                        ====        ====           ====            ====
1996
Allowance for doubtful
  accounts              $784        $287           $433            $638
                        ====        ====           ====            ====
1995
Allowance for doubtful
  accounts              $643        $475           $334            $784
                        ====        ====           ====            ====



Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

                             PART III

Item 10.  Directors and Executive Offices of the Registrant

    The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on June 6, 1997, except for certain information concerning the executive officers of the Company which is set forth in Part I of this report.

Item 11.  Executive Compensation

    The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 6, 1997 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

    The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 6, 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 6, 1997 and is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

    (a)(1)  Financial Statements.

    The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this report at Item 8 hereof.

    Consolidated Balance Sheets as of January 31, 1997 and 1996

    Consolidated Statements of Income for the years ended January 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows for the years ended
    January 31, 1997, 1996 and 1995

    Consolidated Statements of Shareholders' Equity for the years ended January 31, 1997, 1996 and 1995

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

    (a)(3)  Exhibits.

    See Exhibit Index at page 41 of this report.

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

    Subscription Agreement dated December 1, 1989 from Stuart Rose -- Form 10-Q for quarter ended October 31, 1989, exhibit 6.5.

    Subscription Agreement dated December 1, 1989 from Lawrence
    Tomchin -- Form 10-Q for quarter ended October 31, 1989, exhibit 6.6.

    1984 Incentive Stock Option Plan -- Form 10-K for fiscal year ended January 31, 1992, exhibit 10(a).

    1995 Omnibus Stock Incentive Plan -- Post-effective amendment
    No. 1 to Form S-8 registration statement (No. 33-81706),
    exhibit 4(c).

    (b)  Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1997.

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

                                  Date:  April 16, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Capacity                      Date

STUART ROSE             Chairman of the Board     )
Stuart Rose             and Chief Executive       )
                        Officer (principal        )
                        executive officer)        )
                                                  )
DOUGLAS BRUGGEMAN       Vice President-Finance    )
Douglas Bruggeman       and Treasurer (principal  )
                        financial and accounting  )
                        officer)                  )
                                                  )
LAWRENCE TOMCHIN*       Director                  )
Lawrence Tomchin                                  )
                                                  )
                                                  )   April 16, 1997
EDWARD KRESS            Director                  )
Edward Kress                                      )
                                                  )
                                                  )
ROBERT DAVIDOFF*        Director                  )
Robert Davidoff                                   )
                                                  )
                                                  )
TIBOR FABIAN*           Director                  )
Tibor Fabian                                      )
                                                  )
                                                  )
LEE FISHER*             Director                  )
Lee Fisher                                        )

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

    10(c) Executive Stock Option dated September 22, 1993 granting Stuart Rose an option to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 1993, File No. 0-13283)

    10(d) Executive Stock Option dated September 22, 1993 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 1993, File No. 0-13283)

    10(e) Executive Stock Option dated November 20, 1989 granting Stuart Rose an option to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.3 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

    10(f) Executive Stock Option dated November 20, 1989 granting Lawrence Tomchin an option to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.4 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

    10(g)  Subscription Agreement dated December 1, 1989 from
           Stuart Rose to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

    10(h)  Subscription Agreement dated December 1, 1989 from
           Lawrence Tomchin to purchase 140,308 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

    10(i) 1984 Incentive Stock Option Plan, as amended effective February 6, 1992 (incorporated by reference to Exhibit 10(a) to Form 10-K for fiscal year ended January 31, 1992, File No. 0-13283)

    10(j) 1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective
           Amendment No. 1 to Form S-8 Registration Statement
           No. 33-81706)

    10(k) Real Estate Purchase and Sale Agreement (the "Agreement") dated March 8, 1989 between registrant as Guarantor, four of its subsidiaries (Rex Radio and Television, Inc., Stereo Town, Inc., Kelly & Cohen Appliances, Inc., and Rex Radio Warehouse Corporation) as Sellers and Holman/Shidler Investment Corporation as Buyer (incorporated by reference to Exhibit (b)(5)(1) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

           The Table of Contents to the Agreement lists
           Exhibits A through P to the Agreement. Each of the following listed Exhibits to the Agreement is incorporated herein by reference as indicated below. The registrant will, upon request of the Commission, provide any of the additional Exhibits to the Agreement.

    10(l) Form of Full Term Lease (incorporated by reference to Exhibit (b)(5)(2) to Amendment No. 1 to
           Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

    10(m) Form of Divisible Lease (incorporated by reference to Exhibit (b)(5)(3) to Amendment No. 1 to
           Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

    10(n) Form of Terminable Lease (incorporated by reference to Exhibit (b)(5)(4) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No.
           5-35828)

    10(o) Continuing Lease Guaranty (incorporated by reference to Exhibit (b)(5)(5) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No.
           5-35828)

    10(p) Agreement Regarding Leases and Amending Amended and Restated Real Property Purchase and Sale
           Agreement dated May 17, 1990 among Shidler/West
           Finance Partners I (Limited Partnership); Rex
           Radio and Television, Inc., Stereo Town, Inc.,
           Kelly & Cohen Appliances, Inc. and Rex Radio
           Warehouse Corporation; and registrant
           (incorporated by reference to Exhibit (a)(10) to Form 10-Q for quarter ended April 30, 1990, File
           No. 0-13283)

    10(q)  Lease dated December 12, 1994 between Stuart
           Rose/Beavercreek, Inc. and Rex Radio and
           Television, Inc. (incorporated by reference to Exhibit 10(q) to Form 10-K for fiscal year ended
           January 31, 1995, File No. 0-13283)

(21) Subsidiaries of the registrant:

    21(a)  Subsidiaries of registrant . . . . . . . . . . . . . . . . 45

(23) Consents of experts and counsel:

    23(a)  Consent of Arthur Andersen LLP to use its report
           dated March 26, 1997 included in this annual
           report on Form 10-K into registrant's Registration
           Statements on Form S-8 (Registration Nos. 33-3836,
           33-81706 and 33-62645) . . . . . . . . . . . . . . . . . . 46

(24) Power of attorney:

           Powers of attorney of each person who signed this
           report on Form 10-K on behalf of another pursuant
           to a power of attorney . . . . . . . . . . . .  . . . . 47-50

(27) Financial data schedule:

           Financial data schedule . . . . . . . . . . . . . . . . .  51