Form 10-Q
period 1997-04-30
REX STORES CORP
filed 1997-06-13
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ending April 30, 1997

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


    2875 Needmore Road, Dayton, Ohio               45414
 (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code   937-276-3931

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ( )

At the close of business on June 12, 1997, the registrant had 7,897,139 shares of Common Stock, par value $.01 per share, outstanding.

             REX STORES CORPORATION AND SUBSIDIARIES

                              INDEX


                                                             Page


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Condensed Balance Sheets.........               3
            Consolidated Statements of Income.............               5
            Consolidated Statements of Shareholders'
              Equity......................................               6
            Consolidated Statements of Cash Flows.........               7
            Notes to Consolidated Financial Statements....               8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................              10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................              12


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                     April 30    January 31     April 30
                                       1997         1997          1996
                                               (In Thousands)

ASSETS:
  Cash and cash equivalents         $    2,119   $   3,959     $   1,931
  Short-term investments                 1,633       1,645         1,565
  Accounts receivable, net                 542       1,477           408
  Merchandise inventory                156,318     135,033       164,920
  Prepaid expenses and other             3,861       2,219         1,997
  Future income tax benefits             5,544       5,544         3,818
                                    ----------   ---------     ---------
      Total current assets             170,017     149,877       174,639

PROPERTY AND EQUIPMENT, NET             89,480      89,638        71,316
FUTURE INCOME TAX BENEFITS               8,519       8,519         8,269
                                    ----------   ---------     ---------
      Total assets                  $  268,016   $ 248,034     $ 254,224
                                    ==========   =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                      $ 25,816     $ 12,142    $   27,150
  Current portion of long-term debt     3,152        3,131         2,058
  Current portion, deferred income
    and deferred gain on
    sale and leaseback                 11,101       10,844         9,570
  Accounts payable, trade              41,541       31,265        44,327
  Accrued income taxes                      0        1,077           789
  Accrued payroll                       4,361        4,866         4,696
  Other liabilities                     5,208        6,401         5,521
                                    ---------    ---------     ---------
      Total current liabilities        91,179       69,726        94,111
                                    ---------    ---------     ---------


Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       52,323       51,102        32,090
  Deferred income                      17,992       18,279        16,835
  Deferred gain on sale and
    leaseback                           5,971        6,207         6,914
                                    ---------    ---------     ---------
      Total long-term liabilities      76,286       75,588        55,839
                                    ---------    ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock                             96           96            96
  Paid-in capital                      57,336       57,229        56,903
  Retained earnings                    57,560       56,763        51,157
  Treasury stock                      (14,441)     (11,368)       (3,882)
                                    ---------    ---------     ---------
      Total shareholders' equity      100,551      102,720       104,274
                                    ---------    ---------     ---------
      Total liabilities and
        shareholders' equity        $ 268,016    $ 248,034     $ 254,224
                                    =========    =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months Ended
                                         April 30
                                  1997              1996

                         (In Thousands, Except Per Share Amounts)

NET SALES                        $  88,265        $  97,384
                                 ---------        ---------

COSTS AND EXPENSES:
  Cost of merchandise sold          63,870           72,503
  Selling, general and
    administrative expenses         21,573           20,798
                                 ---------        ---------
Total costs and expenses            85,443           93,301
                                 ---------        ---------

INCOME FROM OPERATIONS               2,822            4,083

INVESTMENT INCOME                       28               22
INTEREST EXPENSE                     1,532            1,203
                                 ---------        ---------

Income before provision for
  income taxes                       1,318            2,902

PROVISION FOR INCOME TAXES             521            1,146
                                 ---------        ---------

NET INCOME                       $     797        $   1,756
                                 =========        =========
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING            8,276            9,389
                                 =========        =========
NET INCOME PER SHARE             $    0.10        $    0.19
                                 =========        =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      In Thousands
                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
Balance at
  April 30, 1996   9,568   $   96     534   $3,882  $56,903   $51,157

Common stock
  issued              34      -       -        -        326       -

Treasury stock
  acquired             -      -       854    7,486      -         -

Net income             -      -       -        -        -       5,606
                   -----   ------   -----   ------  -------   -------

Balance at
  January 31, 1997 9,602   $   96   1,388   11,368  $57,229   $56,763

Common stock
  issued              13      -       -        -        107       -

Treasury stock
  acquire             -       -       375    3,073      -         -

Net income            -       -       -        -        -         797
                   -----   ------   -----   ------  -------   -------
Balance at
  April 30, 1997   9,615   $   96   1,763  $14,441  $57,336   $57,560
                   =====   ======   =====   ======  =======   =======

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended
                                               April 30
                                           1997         1996
                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $    797   $  1,756
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net         743        717
     Deferred income                            (30)       683
     Accounts receivable                        935      1,196
     Merchandise inventory                  (21,285)   (18,354)
     Other current assets                    (1,644)      (173)
     Accounts payable, trade                 10,276      4,802
     Other liabilities                       (2,775)    (5,016)
                                             --------  --------
   NET CASH USED IN OPERATING ACTIVITIES    (12,983)   (14,389)
                                             --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                      12        (40)
     Capital expenditures                      (819)    (1,830)
     Capital disposals                            -          2
                                             --------  --------
   NET CASH USED IN INVESTING ACTIVITIES       (807)    (1,868)
                                             --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in note payable                13,674     17,823
     Payments of long-term debt                (680)      (492)
     Long-term debt borrowings                1,922          -
     Common stock issued                        107        172
     Treasury stock acquired                 (3,073)         -
                                             --------  --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                              11,950     17,503
                                             --------  --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          (1,840)     1,246

CASH AND CASH EQUIVALENTS,
   beginning of period                        3,959        685
                                              --------  --------
CASH AND CASH EQUIVALENTS,
   end of period                           $  2,119   $  1,931
                                             ========  ========

[FN]         The accompanying notes are an integral part of
                these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1997

Note 1.  Consolidated Financial Statements

     The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

Note 2.  Accounting Policies

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end.
Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

Note 3.  Equivalent Shares Outstanding

     The Company follows the treasury method of calculating common equivalent shares outstanding. The following summarizes options granted, exercised and cancelled or expired at April 30, 1997:


                                               Shares Under Stock
                                                   Option Plans
     Outstanding at January 31, 1997                   2,119,227
     ($3.375 to $18.975 per share)
     Exercised ($6.375 to $7.5625 per share)             (14,223)
                                                       ---------
     Outstanding at April 30, 1997
     ($3.375 to $18.975 per share)                     2,105,004
                                                       ---------


On February 26, 1997, the Company's Board of Directors approved a re-pricing of 362,035 stock options, with exercise prices ranging from $13.00 to $18.975 per share, to the market price as of the date of approval of $8.125 per share. Stock options held by employees who are members of the Board of Directors and stock options held by Non-Employee Directors were not re-priced.

Note 4.  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share," which establishes standards for computing and presenting earnings per share (EPS) for all publicly held companies. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes all dilution, while diluted EPS reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised resulting in the issuance of common stock.

     The adoption of SFAS No. 128 is required for financial statements issued after December 15, 1997 and requires restatement of all prior period EPS data. Under SFAS No. 128, basic EPS and diluted EPS would have been $.10 for the quarter ending April 30, 1997. Basic EPS and diluted EPS would have been $.20 and $.19, respectively, for the quarter ending April 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


    The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast under the trade name "REX".

Results of Operations

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                   Three Months Ended
                                         April 30
                                   1997        1996
Net sales                          100.0%      100.0%
Cost of merchandise sold            72.4        74.4
                                   -----       -----
    Gross profit                    27.6        25.6

Selling, general and
  administrative expense            24.4        21.4
                                   -----       -----
    Income from operations           3.2         4.2
Interest, net                        1.7         1.2
                                   -----       -----
    Income before income
      taxes                          1.5         3.0

Provision for income taxes            .6         1.2
                                   -----       -----
Net income                            .9%        1.8%
                                   =====       =====


Comparison of Three Months Ended April 30, 1997 and 1996

    Net sales in the first quarter ended April 30, 1997 were $88.3 million compared to $97.4 million in the prior year's comparable period, representing a decrease of $9.1 million or 9.4%. This decrease is the result of a 20.4% decline in comparable store sales for the quarter, partially offset by sales from 25 net additional stores in the current quarter compared to the prior year's first quarter. The Company considers a store to be comparable after it has been open six fiscal quarters.

    As of April 30, 1997, the Company had 222 stores compared to 197 stores one year earlier. There were no stores opened or closed during the first quarter of fiscal 1998. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

    Gross profit of $24.4 million in the first quarter of fiscal 1998 (27.6% of net sales) was 2.0% lower than the $24.9 million gross profit (25.6% of net sales) recorded in the first quarter of fiscal 1997. The improved gross profit margin, as a percent of net sales, for the first quarter of fiscal 1998 is primarily the result of lower merchandise cost on certain products due to opportunistic purchasing and the recognition of a higher amount of extended service contract revenues, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for the quarter ended April 30, 1997 were $21.6 million (24.4% of net sales), a 3.7% increase over the $20.8 million (21.4% of net sales) for the quarter ended April 30, 1996. The increase in expenses was primarily attributable to higher advertising costs and operating expenses associated with more store locations. The increase in expenses as a percent of net sales results from the decline in comparable store sales.

    Interest expense increased to $1.5 million in the first quarter of fiscal 1998 from $1.2 million in the first quarter of fiscal 1997. This increase is primarily a result of additional mortgage debt of approximately $21.3 million (at an average interest rate of approximately 8.8%) since April 30, 1996 associated with more Company owned store locations.

    The effective tax rate was approximately 39.5% in the first quarter of fiscal 1998 and 1997.

    As a result of the foregoing, net income for the first quarter of fiscal 1997 was $797,000, a 54.6% decrease from $1.8 million for the first quarter of fiscal 1997.

Liquidity and Capital Resources

    Net cash used in operating activities was $13.0 million for the first quarter of fiscal 1998. Cash flow was provided by net income of $797,000 adjusted for non-cash charges of $713,000. The primary use of cash was an increase in inventory of $21.3 million primarily due to the addition of seasonal air conditioner inventory and opportunistic purchases. This increase was partially offset by increased accounts payable of $10.3 million. Changes in other working capital items also served to decrease cash by approximately $3.5 million.

    At April 30, 1997, working capital was $78.8 million compared to $80.2 million at January 31, 1997. The ratio of current assets to current liabilities was 1.9 to 1 at April 30, 1997, and 2.1 to 1 at January 31, 1997.

    The Company had outstanding borrowings of $25.8 million on its revolving line of credit at April 30, 1997 at a average interest rate of 8.06%. At April 30, 1997, the Company had approximately $72.0 million borrowing availability on the revolving line of credit after reduction for the outstanding letter of credit.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits. The following exhibits are filed with this report:

         4(h) Amendment Agreement dated April 1, 1997 to
              Amended and Restated Loan Agreement dated July 31, 1995 and to Guaranty of registrant dated July 31, 1995 among the Borrowers, the registrant, the lenders named therein, and Fleet Bank, N.A. (as successor to NatWest Bank N.A.) as agent

         27   Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



June 12, 1997                Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



June 12, 1997                Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)