Form 10-Q
period 1997-07-31
REX STORES CORP
filed 1997-09-12
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1997

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

                          (937) 276-3931
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on September 11, 1997, the registrant had 7,918,621 shares of Common Stock, par value $.01 per share, outstanding.

             REX STORES CORPORATION AND SUBSIDIARIES

                              INDEX


                                                             Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets.........     3
            Consolidated Statements of Income.............     5
            Consolidated Statements of Shareholders'
              Equity......................................     6
            Consolidated Statements of Cash Flows.........     7
            Notes to Consolidated Financial Statements....     8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................    11

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
            Holders.......................................    14

Item 6.   Exhibits and Reports on Form 8-K................    14


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                     July 31     January 31     July 31
                                       1997        1997           1996
                                              (In Thousands)

ASSETS:
  Cash and cash equivalents         $    1,656   $   3,959     $   2,028
  Short-term investments                 1,647       1,645         1,605
  Accounts receivable, net                 808       1,477           477
  Merchandise inventory                148,174     135,033       148,850
  Prepaid expenses and other             5,121       2,219         4,072
  Future income tax benefits             5,544       5,544         3,818
                                    ----------   ---------     ---------
      Total current assets             162,950     149,877       160,850

PROPERTY AND EQUIPMENT, NET             91,369      89,638        76,525
FUTURE INCOME TAX BENEFITS               8,519       8,519         8,269
                                    ----------   ---------     ---------
      Total assets                  $  262,838   $ 248,034     $ 245,644
                                    ==========   =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                     $   28,152   $  12,142     $  19,487
  Current portion of long-term debt      3,190       3,131         2,527
  Accounts payable, trade               31,941      31,265        32,642
  Accrued income taxes                       0       1,077             0
  Current portion, deferred income
    and deferred gain on sale and
    leaseback                           11,257      10,844        10,055
  Accrued payroll                        4,655       4,866         4,701
  Other liabilities                      5,758       6,401         5,915
                                     ---------   ---------     ---------
      Total current liabilities         84,953      69,726        75,327
                                     ---------   ---------     ---------

Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       52,219       51,102        40,640
  Deferred income                      17,683       18,279        17,013
  Deferred gain on sale and
    leaseback                           5,736        6,207         6,679
                                    ---------    ---------     ---------
      Total long-term liabilities      75,638       75,588        64,332
                                    ---------    ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock                             97           96            96
  Paid-in capital                      57,672       57,229        57,138
  Retained earnings                    58,919       56,763        52,633
  Treasury stock                      (14,441)     (11,368)       (3,882)
                                    ---------    ---------     ---------
      Total shareholders' equity      102,247      102,720       105,985
                                    ---------    ---------     ---------
      Total liabilities and
        shareholders' equity        $ 262,838    $ 248,034     $ 245,644
                                    =========    =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended   Six Months Ended
                                July 31              July 31
                            1997      1996       1997      1996

                           (In Thousands, Except Per Share Amounts)

NET SALES                   $ 89,899  $ 95,652   $178,164  $193,036


COSTS AND EXPENSES:
  Cost of merchandise sold    64,051    70,931    127,921   143,434
  Selling, general and
    administrative expenses   21,660    20,839     43,233    41,636
                            --------  --------   --------  --------
Total costs and expenses      85,711    91,770    171,154   185,070
                            --------  --------   --------  --------

INCOME FROM OPERATIONS         4,188     3,882      7,010     7,966

INVESTMENT INCOME                 22        23         50        45
INTEREST EXPENSE               1,963     1,466      3,495     2,670
                            --------  --------   --------  --------

Income before income taxes     2,247     2,439      3,565     5,341

PROVISION FOR INCOME TAXES       888       964      1,409     2,109
                            --------  --------   --------  --------

NET INCOME                  $  1,359  $  1,475   $  2,156  $  3,232
                            ========  ========   ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING      8,127     9,401      8,183     9,347
                            ========  ========   ========  ========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE   $   0.17  $   0.16   $   0.26  $   0.35
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

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
                                    (In Thousands)

Balance at
  July 31, 1996    9,597   $   96    534    $3,882  $57,138   $52,633

Common stock
  issued               5        -      -         -       91         -

Treasury stock
  acquired             -        -    854     7,486        -         -

Net income             -        -      -         -        -     4,130
                   -----   ------    ---    ------  -------   -------

Balance at
  January 31, 1997 9,602   $   96  1,388   $11,368  $57,229   $56,763

Common stock
  issued              63        1      -         -      443         -

Treasury stock
  acquired             -        -    375     3,073        -         -

Net income             -        -      -         -        -     2,156
                   -----   ------    ---    ------  -------   -------
Balance at
  July 31, 1997    9,665   $   97  1,763   $14,441  $57,672   $58,919
                   =====   ======  =====   =======  =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Six Months Ended
                                               July 31
                                           1997         1996
                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $ 2,156    $ 3,232
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net       1,481      1,471
     Deferred income                           (182)     1,211
     Accounts receivable                        669      1,126
     Merchandise inventory                  (13,141)    (2,284)
     Other current assets                    (2,906)      (439)
     Accounts payable, trade                    676     (6,883)
     Other liabilities                       (1,931)    (7,215)
                                           --------   --------
   NET CASH USED IN OPERATING ACTIVITIES    (13,178)    (9,781)
                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                      (2)       (80)
     Capital expenditures                    (3,680)    (7,974)
     Capital disposals                            1         85
                                            --------  --------
     NET CASH USED IN INVESTING ACTIVITIES   (3,681)    (7,969)
                                            --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable               16,010     10,160
     Payments of long-term debt              (1,354)    (1,062)
     Long-term debt borrowings                2,530      9,589
     Common stock issued                        443        406
     Treasury stock acquired                 (3,073)         0
                                            -------   --------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                   14,556     19,093
                                           --------   --------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             (2,303)     1,343

CASH AND CASH EQUIVALENTS,
   beginning of period                        3,959        685
                                           --------   --------

CASH AND CASH EQUIVALENTS,
   end of period                            $ 1,656    $ 2,028
</TABE>                                    ========   ========

              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997

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

Notes to Consolidated Financial Statements (Continued)

Note 3.  Equivalent Shares Outstanding

     The Company follows the treasury method of calculating common equivalent shares outstanding. The following summarizes options granted, exercised and canceled or expired at July 31, 1997:


                                               Shares Under Stock
                                                  Option Plans
     Outstanding at January 31, 1997
     ($3.375 to $18.975 per share)                     2,119,227
     Granted ($10.375 per share)                         290,552
     Exercised ($6.375 to $8.125 per share)              (64,008)
     Expired or canceled ($8.125 per share)               (7,600)
                                                       ---------
     Outstanding at July 31, 1997
     ($3.375 to $18.975 per share)                     2,338,171
                                                       =========

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

     The adoption of SFAS No. 128 is required for financial statements issued after December 15, 1997 and requires restatement of all prior period EPS data. Under SFAS No. 128, basic EPS and dilutive EPS would have been as follows:

                           Three Months Ended Six Months Ended
                                July 31           July 31
                           1997     1996      1997      1996
Basic                      $ .17    $ .16     $ .27     $ .36
                           =====    =====     =====     =====
Diluted                    $ .17    $ .16     $ .26     $ .35
                           =====    =====     =====     =====


Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

     The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast under the trade name "REX".

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                           Three Months Ended Six Months Ended
                               July 31            July 31
                           1997     1996      1997     1996


Net sales                  100.0%   100.0%    100.0%   100.0%
Cost of merchandise sold    71.2     74.2      71.8     74.3
                           -----    -----     -----    -----
    Gross profit            28.8     25.8      28.2     25.7

Selling, general and
  administrative expense    24.1     21.8      24.3     21.6
                           -----    -----     -----    -----
    Income from operations   4.7      4.0       3.9      4.1
Interest, net                2.2      1.5       1.9      1.3
                           -----    -----     -----    -----
    Income before income
      taxes                  2.5      2.5       2.0      2.8

Provision for income taxes   1.0      1.0       0.8      1.1
                           -----    -----     -----    -----

Net income                   1.5%     1.5%      1.2%     1.7%
                           =====    =====     =====    =====

Comparison of Six Months Ended July 31, 1997 and 1996

    Net sales in the second quarter ended July 31, 1997 were $89.9 million compared to $95.7 million in the prior year's comparable period, representing a decrease of $5.8 million or 6.1%. Net sales for the first half of fiscal 1998 were $178.2 million compared to $193.0 million in the first half of fiscal 1997, representing a decrease of $14.8 million or 7.7%. These decreases are a result of a decline in comparable store merchandise sales of 18.0% for the three months and 19.2% for the six months ended July 31, 1997, partially offset by sales from 21 net additional stores in the current year compared to one year earlier.

    As of July 31, 1997, the Company had 219 stores compared to 198 stores one year earlier. There was one store opened and four closed during the first half of fiscal 1998. In the prior year's first half there were two stores opened and three closed. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

    Gross profit of $25.8 million in the second quarter of fiscal 1998 (28.8% of net sales) was 4.6% higher than the $24.7 million gross profit (25.8% of net sales) recorded in the second quarter of
fiscal 1997.   In the first half of fiscal 1998 gross profit was
$50.2 million (28.2% of net sales), a 1.3% increase over the $49.6 million (25.7% of net sales) for the first half of fiscal 1997.
The improved gross profit margin, as a percent of sales, for the second quarter and first half of fiscal 1998 was primarily the result of lower merchandise cost on certain products due to opportunistic purchasing and the recognition of a higher amount of extended service contract revenues, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for the second quarter of fiscal 1998 were $21.7 million (24.1% of net sales), a 3.9% increase over the $20.8 million (21.8% of net sales) for the second quarter of fiscal 1997. Selling, general and administrative expenses for the first half of fiscal 1998 were $43.2 million (24.3% of net sales), a 3.8% increase over the $41.6 million (21.6% of net sales) for the first half of fiscal 1997. The increase in expenses was primarily attributable to higher advertising costs and operating expenses associated with more store locations. The increase in expense as a percent of net sales resulted from the decline in comparable store sales.

    Interest expense increased to $2.0 million (2.2% of net sales) for the quarter ended July 31, 1997 from $1.5 million (1.5% of net sales) for the second quarter of fiscal 1997. Interest expense for the first half of fiscal 1998 increased to $3.5 million (1.9% of net sales) from $2.7 million (1.3% of net sales) for the first half of fiscal 1997. This increase is primarily a result of additional mortgage debt of approximately $12.2 million (at an average interest rate of approximately 8.8%) since July 31, 1996 associated with more Company owned store locations. The increase in interest expense is also attributable to additional borrowings on the line of credit (average outstanding borrowings of $28.8 million and $21.5 million for the second quarter and first six months of fiscal 1998, respectively, versus average outstanding borrowings of $24.2 million and $20.9 million for the second quarter and first six months of fiscal 1997, respectively).

    The effective tax rate was approximately 39.5% for all periods presented.

    As a result of the foregoing, net income for the second quarter of fiscal 1998 was $1.4 million, a 7.9% decline from $1.5 million for the second quarter of fiscal 1997. Net income for the first half of fiscal 1998 was $2.2 million, a 33.3% decrease from $3.2 million for the first half of fiscal 1997.

Liquidity and Capital Resources

    Net cash used in operating activities was $13.2 million for the six months ended July 31, 1997. Cash was provided by net income of $2.2 million, adjusted for non-cash charges of $1.3 million. The primary use of cash was an increase in inventory of $13.1 million primarily due to the addition of seasonal air conditioner inventory and opportunistic purchases. Changes in other working capital items also served to decrease cash by approximately $3.6 million.

    At July 31, 1997, working capital was $78.0 million compared to $80.2 million at January 31, 1997. The ratio of current assets to current liabilities was 1.9 to 1 at July 31, 1997 and 2.1 to 1 at January 31, 1997.

    The Company had outstanding borrowings on its revolving line of credit of $28.2 million at July 31, 1997 at an average interest rate of 7.7%. At July 31, 1997, the Company had approximately $64.7 million borrowing availability on the revolving line of credit after reduction for the outstanding letter of credit.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    The annual meeting of shareholders of REX Stores Corporation was held on June 6, 1997, at which the following matter was submitted to a vote of shareholders:

    1. Election of six directors. The vote on this matter was as follows:

                                                      Broker
    Nominee             For            Withheld       Nonvotes

    Stuart Rose         7,210,780       10,095           0
    Lawrence Tomchin    7,210,780       10,095           0
    Robert Davidoff     7,210,780       10,095           0
    Tibor Fabian        7,210,780       10,095           0
    Edward Kress        7,210,780       10,095           0
    Lee Fisher          7,210,780       10,095           0


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are filed with this report:

         27   Financial Data Schedule......................    16

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



September 12, 1997           Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



September 12, 1997           Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)