Form 10-Q
period 1997-10-31
REX STORES CORP
filed 1997-12-12
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1997

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

                          (937)276-3931
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on December 11, 1997, the registrant had 7,924,821 shares of Common Stock, par value $.01 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                     October 31  January 31     October 31
                                       1997        1997           1996
                                               (In Thousands)

ASSETS:
  Cash and cash equivalents         $    1,836   $   3,959     $   1,763
  Short-term investments                 1,627       1,645         1,625
  Accounts receivable, net                 791       1,477         1,073
  Merchandise inventory                169,345     135,033       170,879
  Prepaid expenses and other             3,929       2,219         4,889
  Future income tax benefits             6,624       5,544         3,818
                                    ----------   ---------     ---------
      Total current assets             184,152     149,877       184,047

PROPERTY AND EQUIPMENT, NET             93,676      89,638        86,368
FUTURE INCOME TAX BENEFITS              10,219       8,519         8,269
                                    ----------   ---------     ---------
      Total assets                  $  288,047   $ 248,034     $ 278,684
                                    ==========   =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                      $ 29,861    $ 12,142      $ 36,501
   Current portion of long-term debt     3,234       3,131         2,595
   Accounts payable, trade              55,598      31,265        50,356
   Accrued income taxes                      -       1,077             -
   Current portion, deferred income
     and deferred gain on sale and
     leaseback                          11,350      10,844        10,442
   Accrued payroll                       4,979       4,866         4,961
   Other liabilities                     5,868       6,401         5,731
                                     ---------   ---------     ---------
       Total current liabilities       110,890      69,726       110,586
                                     ---------   ---------     ---------

Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
   Long-term debt                       51,499       51,102        40,605
   Deferred income                      17,364       18,279        17,117
   Deferred gain on sale and
     leaseback                           5,500        6,207         6,443
                                     ---------    ---------     ---------
        Total long-term liabilities     74,363       75,588        64,165
                                     ---------    ---------     ---------

SHAREHOLDERS' EQUITY:
   Common stock                             97           96            96
   Paid-in capital                      57,836       57,229        57,141
   Retained earnings                    59,302       56,763        52,885
   Treasury stock                      (14,441)     (11,368)       (6,189)
                                     ---------    ---------     ---------
       Total shareholders' equity      102,794      102,720       103,933
                                     ---------    ---------     ---------
       Total liabilities and
         shareholders' equity        $ 288,047    $ 248,034     $ 278,684
                                     =========    =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended   Nine Months Ended
                                October 31          October 31
                            1997      1996       1997      1996

                           (In Thousands, Except Per Share Amounts)

NET SALES                   $ 87,967  $ 90,543   $266,131  $283,579


COSTS AND EXPENSES:
  Cost of merchandise sold    63,475    67,990    191,396   211,424
  Selling, general and
    administrative expenses   21,973    20,793     65,206    62,430
                            --------  --------   --------  --------
Total costs and expenses      85,448    88,783    256,602   273,854
                            --------  --------   --------  --------

INCOME FROM OPERATIONS         2,519     1,760      9,529     9,725

INVESTMENT INCOME                 23        17         73        62
INTEREST EXPENSE               1,911     1,361      5,406     4,030
                            --------  --------   --------  --------

Income before income taxes       631       416      4,196     5,757

PROVISION FOR INCOME TAXES       248       164      1,657     2,273
                            --------  --------   --------  --------

NET INCOME                  $    383  $    252   $  2,539  $  3,484
                            ========  ========   ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING      8,203     9,316      8,185     9,322
                            ========  ========   ========  ========

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE    $   0.05  $   0.03   $   0.31  $   0.37
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

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
                                    (In Thousands)

Balance at
  October 31, 1996 9,598   $   96   759     $6,189  $57,141   $52,885

Common stock
  issued               4        -     -          -       88         -

Treasury stock
 acquired              -        -   629      5,179        -         -

Net income             -        -     -          -        -     3,878
                   -----   ------   ---     ------  -------   -------

Balance at
 January 31, 1997  9,602    $  96 1,388    $11,368  $57,229   $56,763

Common stock
  issued              83        1     -          -      607         -

Treasury stock
  acquired             -        -   375      3,073        -         -

Net income             -        -     -          -        -     2,539
                   -----   ------   ---     ------  -------   -------
Balance at
  October 31, 1997 9,685   $   97 1,763    $14,441  $57,836   $59,302
                   =====   ====== =====    =======  =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended
                                               October 31
                                           1997         1996
                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $    2,539   $ 3,484
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net       2,228     2,163
     Deferred income                           (409)    1,657
     Future income tax benefits              (2,780)        0
     Accounts receivable                        686       531
     Merchandise inventory                  (34,312)  (24,313)
     Other current assets                    (1,715)   (3,068)
     Accounts payable, trade                 24,333    10,831
     Other liabilities                       (1,497)   (5,331)
                                           --------  --------
   NET CASH USED IN OPERATING ACTIVITIES    (10,927)  (14,046)
                                           --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                      18      (100)
     Capital expenditures                    (6,975)  (18,931)
     Capital disposals                            8       318
                                           --------  --------
   NET CASH USED IN INVESTING ACTIVITIE      (6,949)  (18,713)
                                           --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable               17,719    27,174
     Payments of long-term debt              (2,030)   (1,674)
     Long-term debt borrowings                2,530    10,234
     Common stock issued                        607       410
     Treasury stock acquired                 (3,073)   (2,307)
                                           --------  --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                              15,753    33,837
                                           --------  --------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             (2,123)    1,078

CASH AND CASH EQUIVALENTS,
   beginning of period                        3,959       685
                                           --------  --------
CASH AND CASH EQUIVALENTS,
   end of period                            $ 1,836    $1,763
                                           ========  ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         October 31, 1997

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

Note 3.  Equivalent Shares Outstanding

     The Company follows the treasury method of calculating common equivalent shares outstanding. The following summarizes options granted, exercised and canceled or expired at October 31, 1997:

                                               Shares Under Stock
                                                  Option Plans
     Outstanding at January 31, 1997
     ($3.375 to $18.975 per share)                     2,119,227
     Granted ($10.375 per share)                         290,552
     Exercised ($6.375 to $8.125 per share)              (84,290)
     Expired or canceled ($8.125 per share)               (7,600)
                                                       ---------
     Outstanding at October 31, 1997
     ($3.375 to $18.975 per share)                     2,317,889
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

     The adoption of SFAS No. 128 is required for financial statements issued after December 15, 1997 and requires restatement of all prior period EPS data. Under SFAS No. 128, basic EPS and dilutive EPS would have been as follows:


                              Three Months Ended Nine Months Ended
                                  October 31        October 31
                               1997     1996     1997     1996

Basic                          $ .05    $ .03     $ .32   $ .39
                               =====    =====     =====   =====
Diluted                        $ .05    $ .03     $ .31   $ .37
                               =====    =====     =====   =====


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest, Southeast and Northwest under the trade name "REX".

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                           Three Months Ended Nine Months Ended
                               October 31         October 31
                           1997     1996     1997      1996


Net sales                  100.0%   100.0%   100.0%    100.0%
Cost of merchandise sold    72.2     75.1     71.9      74.6
                           -----    -----    -----     -----
    Gross profit            27.8     24.9     28.1      25.4

Selling, general and
  administrative expense    25.0     23.0     24.5      22.0
                           -----    -----    -----     -----
    Income from operations   2.8      1.9      3.6       3.4
Interest, net                2.1      1.4      2.0       1.4
                           -----    -----    -----     -----
    Income before income
      taxes                  0.7      0.5      1.6       2.0

Provision for income taxes   0.3      0.2      0.6       0.8
                           -----    -----    -----     -----

Net income                   0.4%     0.3%     1.0%      1.2%
                           =====    =====    =====     =====

Comparison of Nine Months Ended October 31, 1997 and 1996

    Net sales in the third quarter ended October 31, 1997 were $87.9 million compared to $90.5 million in the prior year's comparable period, representing a decrease of $2.6 million or 2.8%. Net sales for the first nine months of fiscal 1998 were $266.1 million compared to $283.6 million for the first nine months of fiscal 1997, representing a decrease of $17.5 million or 6.2%. These decreases are a result of a decline in comparable store merchandise sales of 11.1% for the third quarter and 16.4% for the nine months ended October 31, 1997, partially offset by sales from 14 net additional stores in the current year compared to one year earlier.

    As of October 31, 1997 there were 218 stores compared to 204 stores one year earlier. There were three stores opened and seven closed during the nine months ended October 31, 1997, compared to opening 11 stores and closing six during the nine months ended October 31, 1996. During the fourth quarter of the current fiscal year the Company has opened an additional five stores bringing the total opened for the year to eight stores. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

    Gross profit of $24.5 million (27.8% of net sales) in the third quarter of fiscal 1998 was 8.6% higher than the $22.6 million (24.9% of net sales) gross profit recorded in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, gross profit was $74.7 million (28.1% of net sales), a 3.6% increase over the $72.2 million (25.4% of net sales) for the first nine months of fiscal 1997. The improved gross profit margin, as a percent of sales, for the third quarter and first nine months of fiscal 1998 was primarily the result of lower merchandise cost on certain products due to opportunistic purchasing and the recognition of a higher amount of extended service contract revenues, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for the third quarter of fiscal 1998 were $22.0 million (25.0% of net sales), a 5.7% increase over the $20.8 million (23.0% of net sales) for the third quarter of fiscal 1997. Selling, general and administrative expenses for the first nine months of fiscal 1998 were $65.2 million (24.5% of net sales), a 4.4% increase over the $62.4 million (22.0% of net sales) for the first nine months of fiscal 1997. The increase in expenses was primarily attributable to higher advertising costs and operating expenses associated with more store locations and increased incentive commissions for sales personnel. The increase in expenses as a percent of net sales resulted primarily from the decline in comparable store sales.

    Interest expense increased to $1.9 million (2.1% of net sales) for the third quarter ended October 31, 1997 from $1.4 million (1.4% of net sales ) for the third quarter of fiscal 1997.
Interest expense for the first nine months of fiscal 1998 increased to $5.4 million (2.0% of net sales) from $4.0 million (1.4% of net sales) for the first nine months of fiscal 1997. This increase is primarily a result of additional mortgage debt of approximately $11.5 million (at an average interest rate of approximately 8.8%) since October 31, 1996 associated with more Company owned store locations. The increase in interest expense is also attributable to additional borrowings on the line of credit (average outstanding borrowings of $26.2 million and $23.1 million for the third quarter and first nine months of fiscal 1998, respectively, versus average outstanding borrowings of $20.1 million and $20.7 million for the third quarter and first nine months of fiscal 1997, respectively).

    The effective tax rate was approximately 39.5% for all periods presented.

    As a result of the foregoing, net income for the third quarter of fiscal 1998 was $383,000, an 52% increase over $252,000 for the third quarter of fiscal 1997. Net income for the first nine months of fiscal 1998 was $2.5 million, a 27.1% decrease from $3.5 million for the first nine months of fiscal 1997.

Liquidity and Capital Resources

    Net cash used in operating activities was $10.9 million for the nine months ended October 31, 1997. Cash was provided by net income of $2.5 million, adjusted for non-cash charges of $1.8 million. The primary use of cash was an increase in inventory of $34.3 million due to preparations for the Christmas selling season and opportunistic purchases. This was partially offset by an increase in trade payables of $24.3 million. Changes in other working capital items also served to decrease cash by approximately $5.3 million.

    At October 31, 1997, working capital was $73.3 million compared to $80.2 million at January 31, 1997. The ratio of current assets to current liabilities was 1.7 to 1 at October 31, 1997 and 2.1 to 1 at January 31, 1997.

    The Company had outstanding borrowings on its revolving line of credit of $29.9 million at October 31, 1997 at an average interest rate of 7.8%. At October 31, 1997, the Company had approximately $76.1 million borrowing availability on the revolving line of credit.

Forward-Looking Statements

    This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words

"believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to this report.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are filed with this report:

         27   Financial Data Schedule......................    17

         99   Cautionary Statement under the Safe Harbor
              for Forward-Looking Statements in the Private
              Securities Litigation Reform Act of 1995.....    18

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 1997.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



December 11, 1997            /s/Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



December 11, 1997            /s/Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)