Form 10-K405
period 1998-01-31
REX STORES CORP
filed 1998-04-17
CIK 744187

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1998          COMMISSION FILE NO. 0-13283

                               ------------------

                             REX STORES CORPORATION
             (Exact name of registrant as specified in its charter)

                               ------------------




            Delaware                                  31-1095548
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    2875 Needmore Road, Dayton, Ohio                     45414
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (937) 276-3931

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                               on which registered
     -------------------                               -------------------
 Common Stock, $.01 par value                         New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        At the close of business on April 14, 1998 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,933,181 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $84,100,490.

        There were 7,708,322 shares of the registrant's Common Stock outstanding as of April 14, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on June 4, 1998 are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     REX Stores Corporation (the "Company") is a leader in the consumer electronics/appliance retailing industry, locating its stores in small to medium sized markets. Since 1980, when its first four stores were acquired, the Company has expanded into a national chain operating 222 stores in 35 states under the trade name "REX." The stores are located predominately in the Midwest and Southeast, with a recent expansion into the western region of the United States through the opening of 16 stores in the Northwest during fiscal 1996, 1997 and 1998. The Company's stores average approximately 10,800 square feet and offer a broad selection of brand name products within selected major product categories including televisions, video and audio equipment and appliances.

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

     Everyday Low Prices. The Company offers its products at everyday low prices combined with frequent special sales and promotions. The Company monitors prices at competing stores and adjusts its prices as necessary to meet or beat the competition. The Company guarantees the lowest price on its products through a policy of refunding 125% of the difference between the Company's price and a competitor's price on the same item.

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

     The Company will either lease or purchase new store sites depending upon opportunities available to it and relative costs. Of the 43 new stores opened in fiscal 1997 and 1998, 20 were leased sites and 23 were Company purchased sites. For leased stores, the Company anticipates per store capital expenditures of approximately $75,000 to $225,000. This amount may increase significantly to the extent the Company is responsible for the remodeling or renovation of the new leased site. The Company anticipates expenditures of approximately $800,000 to $1,200,000 when it purchases real estate, which include the cost of the land purchased, building construction and fixtures. The purchase amount varies depending upon the size and location of the store. Historically, the Company has obtained long-term mortgage financing of approximately 75% of the cost of opening owned stores. Mortgage financing is generally obtained after a store is opened, either on a site by site or multiple store basis. The extent to which the Company will seek mortgage financing for owned stores will be dependent upon mortgage rates, terms and availability. The inventory requirements for new stores are estimated at $350,000 to $500,000 per store depending upon the season and store size. A portion of this inventory is financed through trade credit.

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

TELEVISIONS  VIDEO                      AUDIO                APPLIANCES        OTHER
-----------  -----                      -----                -----------       ------
TVS          VCRs                       Stereo Systems        Air Conditioners  Personal Computers
TV/VCR       Camcorders                 Receivers             Dehumidifiers     Radar Detectors
Combos       Digital Satellite Systems  Compact Disc Players  Microwave Ovens   Tapes
                                        Turntables            Washers           Stands
                                        Tape Decks            Dryers            Telephones
                                        Speakers              Ranges            Binoculars
                                        Car Stereos           Dishwashers       Fax Machines
                                        Portable Radios       Refrigerators     Extended Service Contracts
                                                              Freezers
                                                              Vacuum Cleaners

     The leading brands sold by the Company during fiscal 1998 (in alphabetical order) were General Electric, Hitachi, Hotpoint, JVC, Magnavox, Panasonic, Pioneer, RCA, Sharp, Toshiba, Whirlpool and Zenith.

     All REX stores carry a full range of the Company's televisions, video and audio products, microwave ovens and air conditioners and a limited line of home office products, and 215 stores carry major appliances.

     The following table shows the approximate percent of net sales for each major product group for the last three fiscal years.

                                                                     FISCAL YEAR
                                                                 -------------------
                             PRODUCT CATEGORY                    1996    1997   1998
                             ----------------                    ----    ----   ----
               Televisions.............................           37%     36%    36%
               Video...................................           20      18     19
               Audio...................................           17      18     17
               Appliances..............................           17      18     20
               Other...................................            9      10      8
                                                                ----     ----   ----
                                                                 100%    100%   100%
                                                                ====     ====   ====

  Pricing

     The Company's policy is to offer its products at everyday low prices combined with frequent special sales and promotions. The Company's retail prices are established by its merchandising department, but each district manager is responsible for monitoring the prices offered by competitors and has authority to adjust prices to meet local market conditions. The Company's commitment to offer guaranteed lowest prices is supported by the Company's guarantee to refund 125% of the difference in price if, within 30 days of purchase, a customer can locate the same item offered by a local competitor at a lower price.

  Advertising

     The Company uses a "price and item" approach in its advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of the Company's advertising is its "Guaranteed Lowest Price," which states "Our prices are guaranteed in writing. If you find any other local store stocking and offering to sell for less the identical item in a factory sealed box within 30 days after your REX purchase, we'll refund the difference plus an additional 25% of the difference." Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced for the Company by an outside advertising agency and are supplemented by television and radio in certain markets. Advertisements are also complemented by in-store signage highlighting special values, including "Value Every Day," "Best Value," and "Top of the Line." The Company's advertising strategy includes preferred customer private mailers, special events such as "Midnight Madness Sales" and coupon sales to provide shopping excitement and generate traffic.

  Purchasing

     The Company's merchandise purchasing is performed predominantly by three members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. Because the Company purchases complete product lines in large volume, the Company believes it is able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 1998, five vendors accounted for approximately 55% of the Company's purchases. The Company typically does not maintain long-term purchase contracts with vendors and operates principally on an order-by-order basis.

STORE OPERATIONS

  Stores

     The Company designs its stores to be "destination stores," generating their own traffic, but in the general vicinity of major retail shopping. Currently, approximately 143 stores are located in free-standing buildings, with the balance situated in strip shopping centers and malls. In fiscal 1997 and 1998, 18 of the Company's 20 new leased stores were in mall locations that provide exterior access and signage rights. The Company will select locations for future leased stores based on its evaluation of individual site economic and market conditions.

     The Company's stores average approximately 10,800 square feet including storage space, not including the two stores located in the Company's regional distribution centers. Stores typically have, on average, approximately 7,500 square feet of selling space and approximately 3,300 square feet of storage. Stores are open seven days and six nights per week, except for certain holidays.

     The following table shows the Company's store locations as of January 31, 1998:

                                 STORE LOCATIONS

Alabama: (11)      Idaho: (2)             Michigan: (3)         North Dakota: (3)      Tennessee: (6)
------------       ----------             --------------        -----------------      --------------
Auburn             Idaho Falls            Adrian                Bismarck               Bristol
Daphne             Pocatello              Bay City              Grand Forks            Chattanooga
Decatur                                   Benton Harbor         Minot                  Cleveland
Florence           Iowa: (12)                                                          Johnson City
Gadsden            ----------             Minnesota: (1)        Ohio: (16)             Kingsport
Huntsville         Burlington             ---------------       ------------           Morristown
Mobile (2)         Council Bluffs         Willmar               Ashtabula
Montgomery         Des Moines (2)                               Beavercreek            Texas: (13)
Oxford             Dubuque                Missouri: (3)         Dayton (2)             -------------
Tuscaloosa         Ft. Dodge              -------------         Defiance               Austin (2)
                   Marshalltown           Jefferson City        Kettering              Brownsville
Arkansas: (1)      Mason City             Joplin                Lima                   Denton
------------       Ottumwa                St. Joseph            Marion                 Harlingen
Springdale         Sioux City                                   Miamisburg             Lake Jackson
                   Waterloo               Mississippi: (11)     Middletown             Longview
Colorado: (3)      West Des Moines        -----------------     New Philadelphia       Midland
-------------                             Columbus              Piqua                  Odessa
Grand Junction     Illinois: (11)         Gautier               Sandusky               San Angelo
Greeley            ---------------        Greenville            St. Clairsville        Sherman
Pueblo             Alton                  Gulfport              Springfield            Temple
                   Bradley                Hattiesburg           Wooster                Victoria
Florida: (27)      Carbondale             Jackson (2)
--------------     Champaign              Meridian              Oklahoma: (2)          Virginia: (1)
Charlotte Harbor   Danville               Ridgeland             --------------         --------------
Crystal River      Decatur                Tupelo                Enid                   Danville
Ft. Pierce         Galesburg              Vicksburg             Lawton
Gainesville        Pekin                                                               Washington: (2)
Hudson             Peru                   Montana: (2)          Pennsylvania: (18)     ---------------
Lake City          Quincy                 -------------         -------------------    Union Gap
Largo              Sterling               Butte                 Altoona                Wenatchee
Leesburg                                  Great Falls           Bloomsburg
Mary Esther        Indiana: (3)                                 Chambersburg           West Virginia: (5)
Melbourne          -------------          Nebraska: (3)         Cranberry              -------------------
Merritt Island     Anderson               -------------         Erie (2)               Beckley
Naples             Muncie                 Grand Island          Greensburg             Bluefield
Ocala              Richmond               Norfolk               Hanover                Bridgeport
Palm Harbor                               North Platte          Hazleton               Morgantown
Panama City        Kansas: (2)                                  Hermitage              Vienna
Pensacola (2)      ------------           New York: (17)        Indiana
Sarasota           Hutchinson             ---------------       Johnstown              Wisconsin: (4)
St. Augustine      Lawrence               Auburn                Lower Burrell          ---------------
St. Petersburg                            Clifton Park          Meadville              Fond du Lac
Spring Hill        Kentucky: (3)          Cortland              New Castle             Janesville
Stuart             --------------         Fredonia              Scranton               Manitowac
Tallahassee (2)    Ashland                Geneva                Wilkes-Barre           Oshkosh
Titusville         Hopkinsville           Horseheads            York
Venice             Paducah                Kingston                                     Wyoming: (2)
Vero Beach                                Lakewood              South Carolina: (9)    --------------
                   Louisiana: (6)         Latham                --------------------   Casper
Georgia: (9)       ----------------       Lockport              Aiken                  Cheyenne
--------------     Alexandria             New Hartford          Anderson
Albany             Baton Rouge            Olean                 Charleston
Augusta            Houma                  Plattsburg            Florence
Brunswick          Lake Charles           Queensbury            Greenwood
Columbus           New Iberia             Rome                  Murrell's Inlet
LaGrange           Opelousas              Schenectady           Orangeburg
Macon                                     Watertown             Rock Hill
Rome               Maryland: (2)                                Sumter
Valdosta           --------------         North Carolina: (5)
Warner Robins      Cumberland             -------------------   South Dakota: (2)
                   Hagerstown             Asheville             -------------------
                                          Goldsboro             Aberdeen
                   Massachusetts: (2)     Hendersonville        Rapid City
                   ------------------     Rocky Mount
                   Hadley                 Salisbury
                   Lanesborough

      In fiscal 1998, the Company opened eight new stores, with one store each opened in Florida, Illinois, New York, North Dakota, Ohio, Oklahoma, Texas and Washington.

      The Company's operations are divided into regional districts, containing from two to 11 stores whose managers report to a district manager. The Company's 38 district managers report to one of four regional vice presidents. Each store is staffed with a full-time manager and assistant manager, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis, or a combination of commissions and hourly wages.

      The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability. The Company closed 12 and eight stores during fiscal 1997 and 1998, respectively. There were no store closings during fiscal 1996.

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

      The Company accepts MasterCard, Visa and Discover. The Company estimates that, during fiscal 1998, approximately 30% of its total sales were made on these credit cards, and approximately 13% were made on installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts.

  Distribution

      The Company's stores are supplied by regional distribution centers which consist of a 315,000 square foot leased facility in Dayton, Ohio and a 180,000 square foot owned facility in Pensacola, Florida, of which the Company leases 90,000 square feet to an outside company. The Company also leases a 67,000 square foot auxiliary warehouse in Pensacola, Florida. The Company purchased land and during fiscal 1998 built a 145,000 square foot distribution center in Cheyenne, Wyoming at a total cost of approximately $2.6 million. The Cheyenne distribution center began operations in March 1998.

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

      As is the case with most business organizations, the Company utilizes software and related technology that are date sensitive and may be affected by the date change which will occur in the year 2000. Reference should be made to
Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Year 2000 issue.

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

FACILITIES

      One hundred and five of the Company's stores are located in buildings owned by the Company, including two strip shopping centers in Austin, Texas of 60,000 and 40,000 square feet. The Company uses approximately 10,000 square feet in each shopping center for a store and leases the remainder. The Company also owns a 38,000 square foot shopping center in College Station, Texas in which it does not operate a retail store. The strip shopping centers are professionally managed by local real estate management firms.

      The remaining 117 stores operate on leased premises, with the unexpired terms of the leases ranging from one year to 27 years, inclusive of options to renew, except for three month to month leases. For fiscal 1998, the total net rent expense for the Company's leased facilities was approximately $6,797,000.

      To date, the Company has not experienced difficulty in securing leases or purchasing sites for suitable locations for its stores. The Company continues to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, the Company has developed prototype formats for new store construction.

EMPLOYEES

      At January 31, 1998, the Company had 146 hourly and salaried employees and 878 sales employees. The Company also employs additional personnel during peak selling seasons. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                        ---------------

                        EXECUTIVE OFFICERS OF THE COMPANY

      Set forth below is certain information about each of the Company's executive officers.

         NAME                      AGE                            POSITION(S)
         ----                      ---                            -----------
Stuart Rose......................   43   Chairman of the Board and Chief Executive Officer*
Lawrence Tomchin ................   70   President and Chief Operating Officer*
Douglas Bruggeman ...............   37   Vice President-Finance and Treasurer
Edward Kress ....................   48   Secretary*
----------------

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

     Edward Kress has been the Secretary of the Company since 1984 and a director of the Company since 1985. Mr. Kress has been a partner of the law firm of Chernesky, Heyman & Kress P.L.L., counsel for the Company, since 1988. From 1985 to 1988, Mr. Kress was a member of the law firm of Smith & Schnacke. Mr. Kress has practiced law in Dayton, Ohio since 1974.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

The Company's Common Stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter Ended                                   High        Low
--------------------------------------------------------------------------
April 30, 1996                                       $15.88      $15.50
July 31, 1996                                         12.88       12.50
October 31, 1996                                       9.75        9.50
January 31, 1997                                       8.88        8.13

APRIL 30, 1997                                       $10.13      $ 8.13
JULY 31, 1997                                         10.75        8.88
OCTOBER 31, 1997                                      12.00        9.50
JANUARY 31, 1998                                      12.38        9.63

As of April 14, 1998, there were 296 holders of record of the Company's Common Stock, including shares held in nominee or street name by brokers.

Dividend Policy

The Company's revolving credit agreement places restrictions on the payment of dividends. The Company did not pay dividends in the current or prior years.

ITEM 6.  SELECTED FINANCIAL DATA

Five Year Financial Summary


                                                                               January 31,
                                            ---------------------------------------------------------------------------------------
      (In Thousands, Except
     Per Share Amounts) (A)                   1998                1997                1996                1995                 1994
------------------------------------        --------            --------            --------            -------              -------
Net sales                                   $411,005            $427,378            $442,217            $382,775            $298,171

Net income                                  $  7,412            $  7,362            $ 14,573            $ 12,596            $  8,632


Basic net income per share                  $   0.94            $   0.82            $   1.62            $   1.48            $   1.21

Diluted net income per share                $   0.91            $   0.80            $   1.56            $   1.40            $   1.10


Total assets                                $260,530            $248,034            $234,599            $192,616            $132,319


Long-term debt, net of current              $ 52,661            $ 51,102            $ 32,590            $ 25,595            $ 10,879
  maturities

(A) Per share amounts for the years ended January 31, 1994 through January 31, 1997 have been restated to conform with the requirements of SFAS No. 128 "Earnings per Share".

Quarterly Financial Data (Unaudited)
------------------------------------

                                                                  Quarters Ended (A)
                                ------------------------------------------------------------------------------------
                                                      (In Thousands Except Per Share Amounts)
                                 April 30,                July 31,              October 31,              January 31,
                                   1997                    1997                    1997                     1998
                                ----------              ---------                --------                -----------
Net sales                        $ 88,265                $ 89,899                $ 87,967                $144,874
Cost of merchandise
  sold                             63,870                  64,051                  63,475                 106,361
Net income                            797                   1,359                     383                   4,873
Basic net income per
  share                          $   0.10                $   0.17                $   0.05                $   0.62
Diluted net income
  per share                      $   0.10                $   0.17                $   0.05                $   0.60


                                                             Quarters Ended (A)
                                 ----------------------------------------------------------------------------------
                                                    (In Thousands Except Per Share Amounts)
                                 April 30,               July 31,              October 31,              January 31,
                                    1996                   1996                   1996                     1997
                                 --------               ---------                --------                --------
Net sales                        $ 97,383                $ 95,653                $ 90,543                $143,799
Cost of merchandise
  sold                             72,503                  70,931                  67,990                 106,343
Net income                          1,756                   1,475                     252                   3,879
Basic net income per
  share                          $   0.19                $   0.15                $   0.03                $   0.45
Diluted net income
  per share                      $   0.18                $   0.15                $   0.03                $   0.44

(A) Per share amounts for quarters ended prior to January 31, 1998 have been restated to conform with the requirements of SFAS No. 128 "Earnings per Share."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets in the Midwest and Southeast under the trade name "REX." Since acquiring its first four stores in 1980, the Company has expanded into a national chain operating 222 stores in 35 states. During fiscal 1996, 1997 and 1998, the Company expanded into the western region of the United States by opening sixteen stores in seven northwestern states.

    The Company has focused on maintaining strict cost controls, offering customers a broad selection of merchandise at "everyday low prices" and expansion within small to medium sized markets where its low cost structure and operating strategy enhance its ability to become a dominant retailer.

    During fiscal 1998, 1997 and 1996, the Company opened eight, 35 and 34 stores, respectively. The Company closed eight stores in fiscal 1998 and twelve stores in fiscal 1997. No stores were closed in fiscal 1996. Comparable store sales declined 10.5%, 17.5% and 5.4% in fiscal 1998, 1997 and 1996, respectively. The decrease in comparable store sales reflects an industry wide decline in consumer demand for electronics and an intensely competitive retail environment. The Company considers a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

EXTENDED SERVICE CONTRACTS

    The Company's extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.5%, 2.9% and 2.4% of net sales for fiscal 1998, 1997 and 1996, respectively. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $11.0 million, $9.6 million and $8.3 million in fiscal 1998, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                          Fiscal Year Ended
                                                             January 31,
                                                --------------------------------------
                                                 1998               1997         1996
                                                 -----             -----        -----
Net sales                                        100.0%            100.0%       100.0%
Cost of merchandise sold                          72.4              74.4         74.1
                                                 -----             -----        -----
  Gross profit                                    27.6              25.6         25.9
Selling, general and administrative expenses      22.9              21.5         19.4
                                                 -----             -----        -----
  Income from operations                           4.7               4.1          6.5
Interest, net                                      1.7               1.3          1.1
                                                 -----             -----        -----
  Income before income taxes                       3.0               2.8          5.4
Provision for income taxes                         1.2               1.1          2.1
                                                 -----             -----        -----
  Net income                                       1.8%              1.7%         3.3%
                                                 =====             =====        =====


COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1998 AND 1997

    Net sales in fiscal 1998 were $411.0 million, a 3.8% decrease from the $427.4 million achieved in fiscal 1997. This decrease was caused by a decline of 10.5% in comparable store sales, partially offset by the first full year of sales for 35 stores opened in the previous fiscal year. During fiscal 1998, the Company opened eight stores and closed eight, while during fiscal 1997 the Company opened 35 stores and closed 12. The Company had 222 stores open at both January 31, 1998 and 1997.

    Gross profit of $113.2 million in fiscal 1998 (27.6% of net sales) was 3.3% higher than the $109.6 million (25.6% of net sales) recorded the prior year. The improved gross profit margin, as a percent of sales, was primarily the result of lower merchandise cost on certain products due to opportunistic purchasing and the recognition of a higher amount of extended service contract revenues, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for fiscal 1998 were $94.1 million (22.9% of net sales), a 2.4% increase over the $91.9 million (21.5% of net sales) in fiscal 1997. The increase in expense was primarily due to an increase in incentive commissions for sales personnel. Selling, general and administrative expenses as a percent of net sales also increased due to the decline in comparable store sales.

    Income from operations was $19.2 million (4.7% of net sales) in fiscal 1998, an 8.5% increase from $17.7 million (4.1% of net sales) for fiscal 1997. The increase was primarily due to the improved gross profit margin.

    Interest expense increased to $7.1 million in fiscal 1998 from $5.6 million in fiscal 1997. The increase in interest expense is primarily attributable to additional mortgage debt outstanding for the full fiscal year on stores opened in fiscal 1997 (average outstanding borrowings of approximately $55.1 million in fiscal 1998 compared to $40.8 million in fiscal 1997).

    The effective tax rate was 39.5% for fiscal 1998 and 1997.

    As a result of the foregoing, net income was $7.4 million for fiscal 1998 and 1997.

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

    Gross profit of $109.6 million in fiscal 1997 (25.6% of net sales) was 4.3% lower than the $114.6 (25.9% of net sales) recorded the prior year. The lower gross profit margin is primarily due to competitive pressures and an increase in major appliance and computer sales, which generally have a lower gross profit margin. This was partially offset by an increase in extended service contract revenues, which generally have a higher gross profit margin.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of financing have been cash flow provided by net income, mortgages on owned property and borrowings under its revolving line of credit.

    Net cash provided by operating activities was $35.5 million for fiscal 1998. Operating cash flow was provided by net income of $7.4 million and $200,000 of deferred income from sales of extended service contracts, adjusted for non-cash charges of $2.0 million. Cash was also provided by a decrease in inventory of $8.5 million and an increase in accounts payable of $18.6 million.

    At January 31, 1998, working capital was $78.9 million compared to $80.2 million at January 31, 1997. The ratio of current assets to current liabilities was 2.0 to 1 at January 31, 1998 compared to 2.1 to 1 at January 31, 1997.

    Capital expenditures in fiscal 1998 totaled $8.0 million and were primarily associated with the opening of eight stores and the construction of a distribution center in Cheyenne, Wyoming.

    During fiscal 1998, the Company purchased 567,000 shares of its common stock for $5.0 million. Subsequent to the end of fiscal 1998 and through March 26, 1998, the Company purchased 70,000 shares of its common stock for $742,000. The Company is authorized by its Board of Directors to purchase an additional 527,000 shares of its common stock and all shares purchased will be held in treasury for possible future use.

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

    At January 31, 1998, no borrowings were outstanding on the revolving credit agreement. A total of approximately $77.3 million was available at January 31, 1998. Borrowing levels vary during the course of a year based on the Company's seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 1998 were approximately $37.2 million, which existed immediately prior to the Christmas selling season due to the build-up of seasonal inventory requirements. The weighted average interest rate was 9.11% for fiscal 1998. The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

    At January 31, 1998, the Company had approximately $55.6 million of mortgage debt outstanding (including $4.5 million obtained in fiscal 1998 from mortgaging seven stores) at a weighted average interest rate of 8.98%, with maturities from 2000 to 2012.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    The Company's business is seasonal. As is the case with many other retailers, the Company's net sales and net income are greatest in its fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 35.2% and 33.6% of net sales and 65.7% and 52.7% of net income in fiscal 1998 and 1997, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", which replaces the calculation of primary and fully diluted earnings per share under previous accounting standards with basic and diluted earnings per share. As a result, the Company's reported net income per share amounts for the years ended January 31, 1997 and 1996 were restated as follows:

                                                     PER SHARE AMOUNTS
                                                     ------------------
                                                     1997         1996
                                                     -----        -----
Primary net income per share, as reported            $0.80        $1.56
Effect of SFAS No. 128                                0.02         0.06
                                                     -----        -----
Basic net income per share, as restated              $0.82        $1.62
                                                     =====        =====

                                                      1997         1996
                                                     -----        -----
Fully diluted net income per share, as reported      $0.80        $1.56
Effect of SFAS No. 128                                 -            -
                                                     -----        -----
Diluted net income per share, as restated            $0.80        $1.56
                                                     =====        =====

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

YEAR 2000 ISSUE

    The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance, including developing an estimate of the total costs to be incurred to remediate any Year 2000 issues. The Company believes that with modifications to existing software and conversion to new software, the impact of the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations. Costs incurred to remediate the Year 2000 issue will be expensed as incurred.

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REX STORES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1998 AND 1997

                                                            1998                1997
                                                         -----------        -----------
                   ASSETS                                        (In Thousands)

CURRENT ASSETS:
    Cash and cash equivalents                               $ 16,937           $  3,959
    Short-term investments                                     1,637              1,645
    Accounts receivable, net of allowance for
      doubtful accounts of $428 and $376 in 1998
      and 1997, respectively (Note 4)                          2,775              1,477
    Merchandise inventory (Note 4)                           126,498            135,033
    Prepaid expenses and other                                 2,078              2,219
    Future income tax benefits                                 7,899              5,544
                                                         -----------        -----------
               Total current assets                          157,824            149,877
PROPERTY AND EQUIPMENT, NET (Notes 1, 4 and 5)                93,165             89,638
FUTURE INCOME TAX BENEFITS                                     9,541              8,519
                                                         -----------        -----------
               Total assets                                 $260,530           $248,034
                                                         ===========        ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable (Note 4)                                   $     -            $ 12,142
    Current portion of long-term debt (Note 5)                 2,959              3,131
    Current portion of deferred income and
      deferred gain on sale and leaseback (Notes 1 and 7)     11,402             10,844
    Accounts payable, trade                                   49,832             31,265
    Accrued income taxes                                       1,671              1,077
    Accrued payroll                                            5,810              4,866
    Other current liabilities                                  7,263              6,401
                                                         -----------        -----------
               Total current liabilities                      78,937             69,726

LONG-TERM LIABILITIES:
    Long-term debt (Note 5)                                   52,661             51,102
    Deferred income (Note 1)                                  17,886             18,279
    Deferred gain on sale and leaseback (Note 7)               5,264              6,207
                                                         -----------        -----------
               Total long-term liabilities                    75,811             75,588

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

SHAREHOLDERS' EQUITY (Notes 3, 4, and 6):
    Common stock, 45,000 shares authorized, 9,688
      and 9,602 shares issued, at par                             97                 96
    Paid-in capital                                           57,896             57,229
    Retained earnings                                         64,175             56,763
    Treasury stock, 1,955 and 1,388 shares                   (16,386)           (11,368)
                                                         -----------        -----------
               Total shareholders' equity                    105,782            102,720
                                                         -----------        -----------
               Total liabilities and shareholders'
                 equity                                     $260,530           $248,034
                                                         ===========        ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     REX STORES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                      1998                      1997                    1996
                                                     ---------               ---------                ----------
                                                                          (In Thousands,
                                                                     Except Per Share Amounts)
NET SALES                                             $411,005                $427,378                $442,217
                                                     ---------               ---------                ----------
COSTS AND EXPENSES:
    Cost of merchandise sold                           297,757                 317,767                 327,636
    Selling, general and administrative expenses        94,055                  91,905                  85,981
                                                     ---------               ---------                ----------
               Total costs and expenses                391,812                 409,672                 413,617
                                                     ---------               ---------                ----------

INCOME FROM OPERATIONS                                  19,193                  17,706                  28,600

INVESTMENT INCOME                                          202                      85                     182
INTEREST EXPENSE                                         7,143                   5,624                   4,707
                                                     ---------               ---------                ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                12,252                  12,167                  24,075


PROVISION FOR INCOME TAXES                               4,840                   4,805                   9,502
                                                     ---------               ---------                ----------
NET INCOME                                            $  7,412                $  7,362                $ 14,573
                                                     =========               =========                ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                              7,919                   8,948                   8,970
                                                     ---------               ---------                ----------
BASIC NET INCOME PER SHARE                            $   0.94                $   0.82                $   1.62
                                                     =========               =========                ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                     8,178                   9,219                   9,365
                                                     ---------               ---------                ----------
DILUTED NET INCOME PER SHARE                          $   0.91                $   0.80                $   1.56
                                                     =========               =========                ==========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         REX STORES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


                                                         1998                       1997             1996
                                                    ------------                -----------       -----------
                                                                               (In Thousands)

CASH FLOWS FROM OPERATING
   ACTIVITIES:
    Net income                                         $  7,412                    $  7,362        $ 14,573
    Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities-
        Depreciation and amortization, net                2,979                       2,943          2,357
        Deferred income                                     165                       3,221          4,415
        Deferred income tax provision                    (1,015)                     (2,054)        (1,608)
        Accounts receivable                              (1,298)                        127           (527)
        Merchandise inventory                             8,535                      11,533        (31,219)
        Other current assets                             (2,228)                       (323)          (361)
        Accounts payable, trade                          18,567                      (8,260)         6,230
        Other current liabilities                         2,400                      (3,678)         2,098
                                                    ------------                -----------       -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                  35,517                      10,871         (4,042)
                                                    ------------                -----------       -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
    Short-term investments                                    8                        (120)            30
    Capital expenditures                                 (8,015)                    (23,448)       (23,080)
    Capital disposals                                       573                         552             43
                                                    ------------                -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                    (7,434)                    (23,016)       (23,007)
                                                    ------------                -----------       -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
    Increase (decrease) in note payable                 (12,142)                      2,815          9,327
    Proceeds from long-term debt                          4,473                      21,911          9,201
    Payments of long-term debt                           (3,086)                     (2,318)        (1,836)
    Common stock issued                                     668                         497            643
    Treasury stock acquired                              (5,018)                     (7,486)        (2,264)
                                                    ------------                -----------       -----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                 (15,105)                     15,419         15,071
                                                    ------------                -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      12,978                       3,274        (11,978)

CASH AND CASH EQUIVALENTS, beginning of year              3,959                         685         12,663
                                                    ------------                -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                 $ 16,937                     $ 3,959        $   685
                                                    ============                ===========       ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                            Common Stock
                              -----------------------------------------
                                     Issued                Treasury
                              -------------------      ----------------  Paid-In  Retained
                               Shares      Amount      Shares   Amount   Capital  Earnings
                              -------     -------     -------  -------   -------  --------
                                                 (In Thousands)


BALANCE, January 31, 1995       9,420         $94        372    $ 1,618  $56,090 $34,828

Net income                          -           -          -          -        -  14,573

Treasury stock acquired             -           -        162      2,264        -       -

Common stock issued               101           1          -          -      642       -
                              -------     -------     -------  -------   -------  --------
BALANCE, January 31,            9,521          95        534      3,882   56,732  49,401
1996

Net income                          -           -          -          -        -   7,362

Treasury stock acquired             -           -        854      7,486        -       -

Common stock issued                81           1          -          -      497       -
                              -------     -------     -------  -------   -------  --------
BALANCE, January 31,            9,602          96      1,388     11,368   57,229  56,763
1997

Net income                          -           -          -          -        -   7,412

Treasury stock acquired             -           -        567      5,018        -       -

Common stock issued                86           1          -          -      667       -
                              -------     -------     -------  -------   -------  --------
BALANCE, January 31, 1998       9,688         $97      1,955    $16,386  $57,896 $64,175
                              =======     =======     =======  =======   =======  ========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997

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

      (b) Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (c) Cash Equivalents and Short-term Investments--Cash equivalents are principally short-term investments with original maturities of less than three months. Short-term investments, which are principally marketable securities, are stated at cost plus accrued interest, which approximates market. The carrying amount of cash equivalents and short-term investments is a reasonable estimate of fair value. Short-term investments at January 31, 1998 and 1997 are restricted by two states to cover possible future claims under product service contracts.

      (d) Merchandise Inventory--Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out (FIFO) basis, including certain costs associated with purchasing, warehousing and transporting merchandise. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (K&C), is valued at the lower of last-in, first-out (LIFO) cost or market. The K&C inventory value using the FIFO method ($30,203,000 and $38,437,000 at January 31, 1998 and 1997, respectively) approximates the LIFO value in all years presented. Five suppliers accounted for approximately 55% of the Company's purchases in 1998.

      (e) Property and Equipment--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over 10-12 years. The components of cost at January 31, 1998 and 1997 are as follows:

                                          1998              1997
                                       ----------        ----------
                                               (In thousands)

     Land                              $  24,779          $  23,530
     Buildings and improvements           59,006             53,890
     Fixtures and equipment               14,615             14,386
     Leasehold improvements                9,747              9,409
                                       ----------        ----------
                                         108,147            101,215
     Less: accumulated depreciation      (14,982)           (11,577)
                                       ----------        ----------
                                       $  93,165          $  89,638
                                       ==========        ==========

           In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset.

      (f) Deferred Income On Service Contracts--The Company sells product service contracts covering periods beyond the normal manufacturers' warranty periods, usually with terms of coverage (including manufacturers' warranty periods) of between 12 to 60 months. Revenues net of sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Service contract costs are charged to operations as incurred.

      (g) Interest Cost--Interest expense of $7,143,000, $5,624,000 and $4,707,000 for the years ended January 31, 1998, 1997 and 1996, respectively, is net of approximately $33,000, $193,000 and $207,000 of interest capitalized related to store construction. Total interest expense approximates interest paid for all years presented.

      (h) Loan Acquisition Costs--Direct expenses and fees associated with obtaining notes payable or long-term debt are capitalized and amortized to interest expense over the life of the loan.

      (i) Advertising Costs--Advertising costs are expensed as incurred. Advertising expense was approximately $32,813,000, $33,473,000 and $29,989,000 in 1998, 1997 and 1996, respectively.

      (j) Store Opening and Closing Costs--Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location.

(2)   NET INCOME PER SHARE-

      Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," which replaces the calculation of primary and fully diluted earnings per share under previous accounting standards with basic and diluted earnings per share. As a result, the Company's reported net income per share amounts for the years ended January 31, 1997 and 1996 were restated as follows:

                                                           Per Share Amounts
                                                          -------------------
                                                           1997         1996
                                                          -------      ------
      Primary net income per share, as reported            $0.80        $1.56
      Effect of SFAS 128                                    0.02         0.06
                                                          -------      ------
      Basic net income per share, as restated              $0.82        $1.62
                                                          =======      ======

                                                           1997         1996
                                                          -------      ------
      Fully diluted net income per share, as reported      $0.80        $1.56
      Effect of SFAS 128                                      -            -
                                                          -------      -------
      Diluted net income per share, as restated            $0.80        $1.56
                                                          =======      =======


      Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year.

      Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year. Common share equivalents include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company's common stock for 1998, 1997 and 1996.

      The following table reconciles the basic and diluted net income per share computations for each year presented:

                                                           1998
                                            ----------------------------------
                                             Income       Shares     Per Share
                                            -------      -------     ---------
      Basic net income per share             $7,412       7,919        $0.94
                                                                     =========
      Effect of stock options                  -            259
                                            -------      -------
      Diluted net income per share           $7,412       8,178        $0.91
                                            =======      =======      =======

                                                           1997
                                             ---------------------------------
                                            Income        Shares     Per Share
                                            -------      -------     ---------
      Basic net income per share             $7,362       8,948        $0.82
                                                                     =========
      Effect of stock options                  -            271
                                            --------     -------
      Diluted net income per share           $7,362       9,219        $0.80
                                            =======      =======      =======

                                                           1996
                                            ---------------------------------
                                             Income       Shares     Per Share
                                            -------      -------     ---------
      Basic net income per share            $14,573       8,970        $1.62
                                                                     =========
      Effect of stock options                  -            395
                                            -------      -------
      Diluted net income per share          $14,573       9,365        $1.56
                                            =======      =======      =======


(3)   COMMON STOCK TRANSACTIONS-

      During the years ended January 31, 1998, 1997 and 1996, the Company purchased 567,000, 854,000 and 162,000 shares of its common stock for $5,018,000, $7,486,000 and $2,264,000, respectively. Subsequent to January 31, 1998 and through March 26, 1998, the Company purchased 70,000 shares of its common stock for $742,000. The Company is authorized by its Board of Directors to purchase an additional 527,000 shares of its common stock and all shares purchased will be held in treasury for possible future use.

(4)   REVOLVING LINE OF CREDIT-

      The Company has a revolving credit agreement with seven banks which expires July 31, 2000. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $150 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by any letter of credit commitments outstanding. The Company had no outstanding borrowings under the revolving credit agreement at January 31, 1998. Outstanding borrowings under the revolving credit agreement totaled $12,142,000 at January 31, 1997. The carrying amount of the borrowings at January 31, 1997 approximates fair value as the revolving credit agreement bears a current market rate of interest. At January 31, 1998, a total of approximately $77,300,000 was available for borrowings under the revolving credit agreement.

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

(5)   LONG-TERM DEBT-

      Long-term debt consists of notes payable secured by certain land, buildings and leasehold improvements. Interest rates range from 7.00% to 9.95%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term.

      Maturities of long-term debt are as follows (in thousands):

     Year Ending
     January 31,                                          Amount
     ------------                                         -------
     1999                                                 $  2,959
     2000                                                    3,052
     2001                                                    3,944
     2002                                                    6,035
     2003                                                    4,918
     2004 and thereafter                                    34,712
                                                           -------
                                                           $55,620
                                                           =======

      The fair value of the Company's long-term debt at January 31, 1998 and 1997 was approximately $56.6 million and $56.1 million, respectively. The fair value was estimated based on rates available to the Company for debt with similar terms and maturities.

(6)   EMPLOYEE BENEFITS-

      Stock Option Plans--Effective June 2, 1995, the Company adopted the REX Stores Corporation 1995 Omnibus Stock Incentive Plan (the Omnibus Plan), which amended and restated the 1994 Incentive Stock Option Plan. Under the Omnibus Plan, the Company may grant to officers and key employees awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plan also provides for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each stock based award must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 2,000,000 shares of common stock are authorized for issuance under the Omnibus Plan and at January 31, 1998, 364,430 shares remained available for issuance. At January 31, 1998, 158,697 stock options also remained outstanding under the 1984 Incentive Stock Option Plan which expired in fiscal 1995.

      In November 1989, non-qualified executive stock options were issued to two key executives under a separate plan for 600,000 shares at the then-current market price of $3.38 per share. No additional shares are available for grant under this plan. At January 31, 1998, 512,079 of these options remained outstanding and exercisable.

      On February 26, 1997, the Company's Board of Directors approved a re-pricing of 362,035 stock options, with exercise prices ranging from $13.00 to $18.98 per share, to the market price as of the date of approval of $8.13 per share. Stock options held by employees who are members of the Board of Directors and stock options held by Non-Employee Directors were not re-priced.

      The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for these plans been determined at fair value consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                      1998              1997       1996
                                                     ------            ------     -------
      Net income (000's):            As reported     $7,412            $7,362     $14,573
                                     Pro forma        6,167             5,932      13,923

      Basic net income per share:    As reported       0.94              0.82        1.62
                                     Pro forma         0.78              0.66        1.55

      Diluted net income per share:  As reported       0.91              0.80        1.56
                                     Pro forma         0.79              0.72        1.54

      The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: risk-free interest rate of 5.7%, 6.3% and 6.3%; expected volatility of 41.5%, 46.7% and 46.7%; and a weighted average stock option life of 5 years. In accordance with the provisions of SFAS No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

      The following summarizes stock option activity for the years ended January 31, 1998, 1997 and 1996 (options granted and cancelled during fiscal 1998 include the effect of the February 26, 1997 re-pricing):

                                           1998                              1997                            1996
                                -----------------------------       -------------------------         --------------------------
                                                   Weighted                         Weighted                           Weighted
                                                    Average                         Average                             Average
                                  Shares            Exercise         Shares         Exercise          Shares           Exercise
                                 (000's)             Price           (000's)          Price            (000's)           Price
                                ---------         ---------        ---------        ---------         ---------        ---------
      Outstanding at
      beginning of year           2,119             $12.15          2,069           $ 11.60             1,422             $ 9.93
      Granted                       653               9.13            202             15.47               768              13.90
      Exercised                     (86)              7.20            (81)             5.34              (101)              4.32
      Canceled or expired          (398)             14.54            (71)            14.62               (20)             14.07
                                ---------         ---------        ---------        ---------         ---------        ---------
      Outstanding at
      end of year                 2,288             $11.06          2,119           $ 12.15             2,069             $11.60
                                =========         =========        =========        =========         =========        =========
      Exercisable at
      end of year                 1,368             $10.62          1,143           $ 10.37               997             $ 8.67
                                =========         =========        =========        =========         =========        =========
      Weighted
      average fair
      value of options
      granted                     $4.68                            $ 8.30                               $9.02
                               =========                           =========                          =========

      Price ranges and other information for stock options outstanding as of January 31, 1998 were as follows:


                                         Outstanding                               Exercisable
                           -----------------------------------------         -----------------------
                                              Weighted     Weighted                         Weighted
                                              Average       Average                         Average
      Range of              Shares           Exercise     Remaining          Shares         Exercise
  Exercise Prices           (000's)           Price          Life            (000's)         Price
--------------------       ---------         ---------     ---------         ---------      ---------
          $3.38              512              $ 3.38        1.8 yrs.             512         $  3.38
     $6.88 to  $8.13         363                7.98        2.9 yrs.             171            7.81
    $10.38 to $15.26         928               12.84        7.7 yrs.             224           13.90
    $16.75 to $18.98         485               18.06        5.5 yrs.             461           18.11
                          --------           -------       ---------         --------        --------
                           2,288              $11.06        5.2 yrs.           1,368          $10.62
                          ========           =======       =========         ========        ========

     Profit Sharing Plan--The Company has a qualified, noncontributory profit sharing plan covering full-time employees who meet certain eligibility requirements. The Plan also allows 401(k) savings contributions by participants with certain Company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed matching amounts of approximately $31,000, $28,000 and $36,000 for the years ended January 31, 1998, 1997 and
     1996, respectively, under the Plan.

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

      On August 30, 1989, the Company completed a transaction for the sale and leaseback of certain stores and warehouse facilities under an initial 15-year lease term. This transaction resulted in pre-tax financial statement gain of $15.6 million, which was deferred and is being amortized as a reduction to lease expense over the term of the leases. The unamortized deferred gain at January 31, 1998 was approximately $6.2 million.

      The following is a summary of rent expense under operating leases (in thousands):

           Years ended     Minimum               Gain         Sublease
           January 31,     Rentals            Amortization     Income       Total
           ------------    ---------          ------------    ---------     ------
              1998         $9,453              $(943)         $(1,713)       $6,797
              1997          9,076               (629)          (1,503)        6,944
              1996          8,383               (405)          (1,475)        6,503

      Future minimum annual rentals and gain amortization on non-cancelable leases as of January 31, 1998 are as follows (in thousands):

                                                   Minimum                  Gain
              Years ended January 31,              Rentals              Amortization
              -----------------------              --------             -------------
               1999                                $  8,591                 $  943
               2000                                   7,995                    943
               2001                                   7,433                    943
               2002                                   6,456                    943
               2003                                   5,347                    943
               2004 and thereafter                    8,786                  1,492
                                                    -------                 ------
                                                    $44,608                 $6,207
                                                    =======                 ======


(8)   INCOME TAXES-

      The provision for income taxes for the years ended January 31, 1998, 1997 and 1996 consists of the following (in thousands):

                                                    Years Ended January 31,
                                         -----------------------------------------
                                           1998              1997           1996
                                         --------           --------      --------
      Federal:
          Current                         $5,007            $ 5,803       $ 9,264
          Deferred                          (957)            (1,824)       (1,358)
                                         --------           --------      --------
                                           4,050              3,979         7,906
                                         --------           --------      --------
      State and Local:
          Current                            848              1,056         1,846
          Deferred                           (58)              (230)         (250)
                                         --------           --------      --------
                                             790                826         1,596
                                         --------           --------      --------
                                          $4,840            $ 4,805       $ 9,502
                                         ========           ========      ========

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                             January 31,
                                                   --------------------------------
                                                       1998                1997
                                                   ----------          -----------
      Assets:
          Deferral of service contract income      $  9,991            $  9,933
          Sale and leaseback deferred gain            2,172               2,502
          Accrued liabilities                         2,257                 957
          Other items                                 4,355               3,117
                                                   ----------          -----------
                                                     18,775              16,509
      Liabilities:
          Inventory accounting                       (1,064)             (1,064)
          Depreciation                                 (271)             (1,332)
          Other items                                     -                 (50)
                                                   ----------          -----------
                                                     (1,335)             (2,446)
                                                   ----------          -----------
             Total net future income tax benefits   $17,440             $14,063
                                                   ==========          ===========

      The Company paid income taxes of $7,604,000, $9,801,000 and $10,100,000 in the years ended January 31, 1998, 1997 and 1996, respectively.

      The effective income tax rate on consolidated pre-tax income differs from the Federal income tax statutory rate as follows:

                                                          Years Ended January 31,
                                                    ----------------------------------
                                                    1998              1997       1996
                                                   -------          -------    --------
      Federal income tax at statutory rate          35.0%            35.0%      35.0%
      State and local taxes, net of federal tax
        benefit                                      4.2              4.1        4.2
      Other                                           .3               .4         .3
                                                   -------          -------    --------
                                                    39.5%            39.5%      39.5%
                                                   =======          =======    ========


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

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of REX Stores Corporation:

       We have audited the accompanying consolidated balance sheets of REX Stores Corporation (a Delaware corporation) and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

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

Cincinnati, Ohio,                                      ARTHUR ANDERSEN LLP
    March 26, 1998

                     REX STORES CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                 (In Thousands)

                                                Additions      Deductions
                                              -----------   ------------------
                                   Balance                  Charges for Which
                                  Beginning   Charged Cost     Reserves Were     Balance End
                                   of Year    and Expenses        Created          of Year
                                 -----------  ------------   -----------------   ------------
1998
----
Allowance for doubtful accounts      $376          $474             $422             $428
                                     ====          ====             ====             ====
1997
----
Allowance for doubtful accounts      $638          $146             $408             $376
                                     ====          ====             ====             ====
1996
----
Allowance for doubtful  accounts     $784          $287             $433             $638
                                     ====          ====             ====             ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                           PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on June 4, 1998, except for certain information concerning the executive officers of the Company which is set forth in Part I of this report.

ITEM 11.        EXECUTIVE COMPENSATION

      The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 4, 1998 and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 4, 1998 and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 4, 1998 and is incorporated herein by reference.

                                            PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)  Financial Statements.

      The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this report at Item 8 hereof.

      Consolidated Balance Sheets as of January 31, 1998 and 1997

     Consolidated Statements of Income for the years ended January 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for the years ended January 31, 1998, 1997 and 1996

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

     Subscription Agreement dated December 1, 1989 from Stuart Rose -- Form 10-Q for quarter ended October 31, 1989, exhibit 6.5.

     Subscription Agreement dated December 1, 1989 from Lawrence Tomchin -- Form 10-Q for quarter ended October 31, 1989, exhibit 6.6.

     1984 Incentive Stock Option Plan -- Form 10-K for fiscal year ended January 31, 1992, exhibit 10(a).

     1995 Omnibus Stock Incentive Plan -- Post-effective amendment No. 1 to Form S-8 registration statement (No. 33-81706), exhibit 4(c).

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998.

                                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               REX STORES CORPORATION

                                               By /s/ STUART ROSE
                                                  --------------------------
                                                      Stuart Rose
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                      Date:  April 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           CAPACITY                                  DATE
---------                           --------                                  ----

/s/ STUART ROSE
------------------------            Chairman of the Board                 )
    Stuart Rose                     and Chief Executive                   )
                                    Officer (principal                    )
                                    executive officer)                    )
                                                                          )
/s/ DOUGLAS BRUGGEMAN                                                     )
------------------------            Vice President-Finance                )
    Douglas Bruggeman               and Treasurer (principal              )
                                    financial and accounting              )
                                    officer)                              )
                                                                          )
LAWRENCE TOMCHIN*                   President, Chief Operating            )
-------------------------           Officer and Director                  )
Lawrence Tomchin                                                          )
                                                                          )
/s/ EDWARD KRESS                                                          )     April 17, 1998
-------------------------           Secretary and Director                )
    Edward Kress                                                          )
                                                                          )
                                                                          )
ROBERT DAVIDOFF*                    Director                              )
-----------------------                                                   )
Robert Davidoff                                                           )
                                                                          )
                                                                          )
LEE FISHER*                         Director                              )
-----------------------                                                   )
Lee Fisher                                                                )

*By /s/ STUART ROSE
   -----------------------------------
       (Stuart Rose, Attorney-in-Fact)

                                  EXHIBIT INDEX

                                                                                              Page
                                                                                              ----
(3)  Articles of incorporation and by-laws:

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


    4(h)        Amendment Agreement dated April 1, 1997 to Amended and Restated Loan
                Agreement dated July 31, 1995 and to Guaranty of registrant dated July 31,
                1995 among the Borrowers, the registrant, the lenders named therein and
                Fleet Bank, N.A. (as successor to NatWest Bank N.A.) as agent
                (incorporated by reference to Exhibit 4(h) to Form 10-Q for quarter ended
                April 30, 1997, File No. 0-13283)

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

                                                     43


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

   10(j)        1995 Omnibus Stock Incentive Plan, as amended and restated effective June
                2, 1995 (incorporated by reference to Exhibit 4(c) to Post- Effective
                Amendment No. 1 to Form S-8 Registration Statement No. 33-81706)

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

(21)     Subsidiaries of the registrant:

   21(a)        Subsidiaries of registrant..............................................           46

(23)     Consents of experts and counsel:

   23(a)        Consent of Arthur Andersen LLP to use its report dated March 26, 1998 included in this annual report on Form 10-K into registrant's Registration
                Statements on Form S-8 (Registration Nos. 33-3836, 33-81706 and
                33-62645).................................................................         47

 (24) Power of attorney:

                Powers of attorney of each person whose name is signed to this report on
                Form 10-K pursuant to a power of attorney..................................      48-50

(27)   Financial data schedule:

                Financial data schedule....................................................        51

(99)     Additional exhibits:

                Cautionary Statement under the Safe Harbor for Forward-Looking Statements in the Private Securities Litigation Reform Act of 1995 (incorporated by reference to Exhibit 99 to Form 10-Q for quarter ended October 31, 1997,
                File No. 0-13283)