Form 10-Q
period 1998-04-30
REX STORES CORP
filed 1998-06-12
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ending April 30, 1998

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

At the close of business on June 11, 1998, the registrant had 7,723,722 shares of Common Stock, par value $.01 per share, outstanding.

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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                    April 30    January 31     April 30
                                      1998        1998           1997
                                              (In Thousands)

ASSETS:
  Cash and cash equivalents         $   2,260    $  16,937     $  2,119
  Short-term investments                1,700        1,637        1,633
  Accounts receivable, net                366        2,775          542
  Merchandise inventory               142,737      126,498      156,318
  Prepaid expenses and other            3,490        2,078        3,861
  Future income tax benefits            7,899        7,899        5,544
                                    ---------    ---------     --------
      Total current assets            158,452      157,824      170,017

PROPERTY AND EQUIPMENT, NET            94,063       93,165       89,480
FUTURE INCOME TAX BENEFITS              9,541        9,541        8,519
                                    ---------    ---------     --------
      Total assets                  $ 262,056    $ 260,530     $268,016
                                    =========    =========     ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                      $ 11,608    $       0     $ 25,816
  Current portion of long-term debt     3,045        2,959        3,152
  Accounts payable, trade              43,548       49,832       41,541
  Accrued income taxes                    270        1,671            0
  Current portion, deferred income
    and deferred gain on
    sale and leaseback                 11,371       11,402       11,101
  Accrued payroll                       3,649        5,810        3,315
  Other liabilities                     7,237        7,263        6,254
                                    ---------    ---------     --------
      Total current liabilities        80,728       78,937       91,179
                                    ---------    ---------     --------

Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       52,490       52,661        52,323
  Deferred income                      17,426       17,886        17,992
  Deferred gain on sale and
    leaseback                           5,028         5,264        5,971
                                    ---------    ---------     ---------
      Total long-term liabilities      74,944       75,811        76,286                --------- --------- ---------

SHAREHOLDERS' EQUITY:
  Common stock                             97           97            96
  Paid-in capital                      58,224       57,896        57,336
  Retained earnings                    65,194       64,175        57,560
  Treasury stock                      (17,131)     (16,386)      (14,441)
                                    ---------    ---------     ---------
      Total shareholders' equity      106,384      105,782       100,551
                                    ---------    ---------     ---------
      Total liabilities and
        shareholders' equity        $ 262,056    $ 260,530     $ 268,016
                                    =========    =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended
                                         April 30
                                  1998              1997

                         (In Thousands, Except Per Share Amounts)

NET SALES                        $  87,964        $  88,265
                                 ---------        ---------
COSTS AND EXPENSES:
  Cost of merchandise sold          63,982           63,870
  Selling, general and
    administrative expenses         21,216           21,573
                                 ---------        ---------
Total costs and expenses            85,198           85,443
                                 ---------        ---------
INCOME FROM OPERATIONS               2,766            2,822

INVESTMENT INCOME                      178               28
INTEREST EXPENSE                     1,259            1,532
                                 ---------        ---------
Income before provision for
  income taxes                       1,685            1,318
PROVISION FOR INCOME TAXES             666              521
                                 ---------        ---------
NET INCOME                       $   1,019        $     797
                                 =========        =========
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING            7,697            7,998
                                 =========        =========
BASIC NET INCOME PER SHARE       $    0.13        $    0.10
                                 =========        =========
WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                   8,037            8,230
                                 =========        =========
DILUTED NET INCOME PER SHARE     $    0.13        $    0.10
                                 =========        =========

[FN]

              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
                                      (In Thousands)
Balance at
  April 30, 1997   9,615   $   96   1,763  $14,441  $57,336   $57,560

Common stock
  issued              73        1       0        0      560         0

Treasury stock
  acquired             0        0     192    1,945        0         0

Net income             0        0       0        0        0     6,615
                   -----   ------   -----   ------  -------   -------

Balance at
  January 31, 1998 9,688   $   97   1,955  $16,386  $57,896   $64,175

Common stock
  issued              47        0       0        0      328         0

Treasury stock
  acquired             0        0      70      745        0         0

Net income             0        0       0        0        0     1,019
                   -----   ------   -----   ------  -------   -------
Balance at
  April 30, 1998   9,735   $   97   2,025  $17,131  $58,224   $65,194
                   =====   ======   =====   ======  =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Three Months Ended
                                                   April 30
                                                1998         1997
                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $   1,019  $    797
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net               781       743
     Deferred income                                 (491)      (30)
     Accounts receivable                            2,409       935
     Merchandise inventory                        (16,239)  (21,285)
     Other current assets                          (1,414)   (1,644)
     Accounts payable, trade                       (6,284)   10,276
     Other liabilities                             (3,588)   (2,775)
                                                 --------  --------
   NET CASH USED IN OPERATING ACTIVITIES          (23,807)  (12,983)
                                                 --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                           (63)       12
     Capital expenditures                          (1,913)     (819)
                                                 --------  --------
   NET CASH USED IN INVESTING ACTIVITIES           (1,976)     (807)
                                                 --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in note payable                      11,608    13,674
     Payments of long-term debt                      (723)     (680)
     Long-term debt borrowings                        638     1,922
     Common stock issued                              328       107
     Treasury stock acquired                         (745)   (3,073)
                                                 --------  --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                    11,106    11,950
                                                 --------  --------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                               (14,677)   (1,840)
CASH EQUIVALENTS,
   beginning of period                             16,937     3,959
                                                 --------  --------
CASH AND CASH EQUIVALENTS,
   end of period                                 $  2,260   $ 2,119
                                                 ========  ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1998

Note 1.  Consolidated Financial Statements

     The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

Note 2.  Accounting Policies

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end.
Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with their 1998 presentation.

Note 3.  Stock Option Plans

     The following summarizes options granted, exercised and cancelled or expired during the quarter ended April 30, 1998:


                                               Shares Under Stock
                                                   Option Plans
     Outstanding at January 31, 1998                   2,287,464
     ($3.375 to $18.975 per share)
     Exercised ($6.875 to $8.125 per share)              (46,945)
                                                       ---------
     Outstanding at April 30, 1998
     ($3.375 to $18.975 per share)                     2,240,519
                                                       ---------


Note 4.  Net Income Per Share

     Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," which replaces the calculation of primary and fully diluted earnings per share under previous accounting standards with basic and diluted earnings per share. As a result, the Company's reported net income per share amounts for the quarter ended April 30, 1997 have been restated to conform with the requirements of SFAS No. 128. The restatement had no impact on the amounts reported.

     The following table reconciles the basic and diluted net income per share computations for each period presented:

                                               April 30, 1998
                                        Income   Shares   Per Share
Basic net income per share              $1,019   7,697    $0.13
                                                          =====
Effect of stock options                      -     340
                                        ------  ------
Diluted net income per share            $1,019   8,037    $0.13
                                        ======  ======    =====

                                               April 30, 1997
                                        Income  Shares    Per Share
Basic net income per share              $  797   7,998    $0.10
                                                          =====
Effect of stock options                      -     232
                                        ------  ------
Diluted net income per share            $  797   8,230    $0.10
                                        ======  ======    =====

     As of April 30, 1998, a total of 1,133,973 shares subject to outstanding options at exercise prices ranging from $13.00 to $18.975 per share were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's stock for the quarter ended April 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


    The Company is a leader in the consumer electronics/appliance retailing industry with 223 stores in 35 states, operating predominantly in small to medium sized markets under the trade name "REX".

Results of Operations

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                   Three Months Ended
                                         April 30
                                   1998        1997
Net sales                          100.0%      100.0%
Cost of merchandise sold            72.7        72.4
                                   -----       -----
    Gross profit                    27.3        27.6

Selling, general and
  administrative expense            24.1        24.4
                                   -----       -----
    Income from operations           3.2         3.2
Interest, net                        1.2         1.7
                                   -----       -----
    Income before income
      taxes                          2.0         1.5

Provision for income taxes            .8          .6
                                   -----       -----
Net income                           1.2%         .9%
                                   =====       =====


Comparison of Three Months Ended April 30, 1998 and 1997

    Net sales in the first quarter ended April 30, 1998 were $88.0 million compared to $88.3 million in the prior year's comparable period, representing a decrease of $300,000 or 0.3%. This decrease is the result of a 2.4% decline in comparable store sales for the quarter, partially offset by increased sales in non-comparable stores. The Company considers a store to be comparable after it has been open six fiscal quarters.

    As of April 30, 1998, the Company had 223 stores compared to 222 stores one year earlier. There was one store opened and none closed during the first quarter of fiscal 1999. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

    Gross profit of $24.0 million in the first quarter of fiscal 1999 (27.3% of net sales) was 1.7% lower than the $24.4 million gross profit (27.6% of net sales) recorded in the first quarter of fiscal 1998. The reduced gross profit margin, as a percent of net sales, for the first quarter of fiscal 1999 is primarily the result of a change in the merchandise mix, partially offset by the recognition of a higher amount of extended service contract revenues, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for the quarter ended April 30, 1998 were $21.2 million (24.1% of net sales), a 1.7% decrease from $21.6 million (24.4% of net sales) for the quarter ended April 30, 1997. The decrease in expense is primarily attributable to lower advertising expenditures in certain markets, partially offset by an increase in incentive commissions for sales personnel.

    Interest expense decreased to $1.3 million in the first quarter of fiscal 1999 from $1.5 million in the first quarter of fiscal 1998. This decrease is a result of lower borrowings on the line of credit primarily due to lower inventory levels.

    The effective tax rate was approximately 39.5% in the first quarter of fiscal 1999 and 1998.

    As a result of the foregoing, net income for the first quarter of fiscal 1999 was $1.0 million, a 27.9% increase from $797,000 for the first quarter of fiscal 1998.

Liquidity and Capital Resources

    Net cash used in operating activities was $23.8 million for the first quarter of fiscal 1999, compared to $13.0 million for the prior year first quarter. Cash flow was provided by net income of $1.0 million adjusted for non-cash charges of $290,000. The primary use of cash was an increase in inventory of $16.2 million primarily due to the addition of seasonal air conditioner inventory and a decrease in accounts payable of $6.3 million due to timing of payments with vendors. Changes in other working capital items also served to decrease cash by approximately $2.6 million.

    At April 30, 1998, working capital was $77.7 million compared to $78.9 million at January 31, 1998. The ratio of current assets to current liabilities was 2.0 to 1 at April 30, 1998 and January
31, 1998.

    The Company had outstanding borrowings of $11.6 million on its revolving line of credit at April 30, 1998 at a average interest rate of 8.5%. At April 30, 1998, the Company had approximately $77.4 million borrowing availability on the revolving line of credit.

Forward-Looking Statements

    This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to the Company's Form 10-Q for the quarter ended October 31, 1997 (File No. 0-13283).

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    None.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits. The following exhibits are filed with this report:

         27   Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



June 12, 1998                STUART A. ROSE
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



June 12, 1998                DOUGLAS L. BRUGGEMAN
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)