Form 10-Q
period 1998-07-31
REX STORES CORP
filed 1998-09-10
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1998

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

At the close of business on September 10, 1998, the registrant had 7,179,222 shares of Common Stock, par value $.01 per share, outstanding.

             REX STORES CORPORATION AND SUBSIDIARIES

                              INDEX


                                                                      Page


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Condensed Balance Sheets.........               3
            Consolidated Statements of Income.............               5
            Consolidated Statements of Shareholders'
              Equity......................................               6
            Consolidated Statements of Cash Flows.........               7
            Notes to Consolidated Financial Statements....               8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................              11

Item 3.   Quantitative and Qualitative Disclosure About
            Market Risk...................................              13

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
            Security Holders..............................              14

Item 5.   Other Information...............................              14

Item 6.   Exhibits and Reports on Form 8-K................              14


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                 A S E T S

                                     July 31     January 31     July 31
                                       1998         1998          1997
                                               (In Thousands)

ASSETS:
  Cash and cash equivalents         $    6,014   $  16,937     $   1,656
  Short-term investments                 1,744       1,637         1,647
  Accounts receivable, net                 518       2,775           808
  Merchandise inventory                144,523     126,498       148,174
  Prepaid expenses and other             2,833       2,078         5,121
  Future income tax benefits             7,899       7,899         5,544
                                    ----------   ---------     ---------
      Total current assets             163,531     157,824       162,950

PROPERTY AND EQUIPMENT, NET             93,624      93,165        91,369
FUTURE INCOME TAX BENEFITS AND
  OTHER NONCURRENT ASSETS               12,727       9,541         8,519
                                    ----------   ---------     ---------
      Total assets                  $  269,882   $ 260,530     $ 262,838
                                    ==========   =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                     $ 13,618    $       -     $  28,152
  Current portion of long-term debt     3,011        2,959         3,190
  Accounts payable, trade              49,507       49,832        31,941
  Accrued income taxes                      -        1,671             -
  Current portion, deferred income
    and deferred gain on sale and
    leaseback                          11,379       11,402        11,257
  Accrued payroll                       4,388        5,810         4,655
  Other liabilities                    10,612        7,263         5,758
                                    ---------    ---------     ---------
      Total current liabilities        92,515       78,937        84,953
                                    ---------    ---------     ---------

Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       53,093       52,661        52,219
  Deferred income                      16,928       17,886        17,683
  Deferred gain on sale and
    leaseback                           4,793        5,264         5,736
                                    ---------    ---------     ---------
      Total long-term liabilities      74,814       75,811        75,638
                                    ---------    ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock                             97           97            97
  Paid-in capital                      58,403       57,896        57,672
  Retained earnings                    66,773       64,175        58,919
  Treasury stock                      (22,720)     (16,386)      (14,441)
                                    ---------    ---------     ---------
      Total shareholders' equity      102,553      105,782       102,247
                                    ---------    ---------     ---------
      Total liabilities and
        shareholders' equity        $ 269,882    $ 260,530     $ 262,838
                                    =========    =========     =========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended   Six Months Ended
                                 July 31             July 31
                            1998      1997       1998      1997

                           (In Thousands, Except Per Share Amounts)

NET SALES                   $ 92,446  $ 89,899   $180,410  $178,164


COSTS AND EXPENSES:
  Cost of merchandise sold    66,402    64,051    130,384   127,921
  Selling, general and
    administrative expenses   21,818    21,660     43,034    43,233
                            --------  --------   --------  --------
Total costs and expenses      88,220    85,711    173,418   171,154
                            --------  --------   --------  --------

INCOME FROM OPERATIONS         4,226     4,188      6,992     7,010

INVESTMENT INCOME                 45        22        223        50
INTEREST EXPENSE               1,659     1,963      2,918     3,495
                            --------  --------   --------  --------

Income before income taxes     2,612     2,247      4,297     3,565

PROVISION FOR INCOME TAXES     1,033       888      1,699     1,409
                            --------  --------   --------  --------

NET INCOME                  $  1,579  $  1,359   $  2,598  $  2,156
                            ========  ========   ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING    7,644     7,885      7,670     7,940
                            ========  ========   ========  ========

BASIC NET INCOME PER SHARE  $   0.21  $   0.17   $   0.34  $   0.27
                            ========  ========   ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING      8,011     8,144      8,034     8,181
                            ========  ========   ========  ========

DILUTED NET INCOME
  PER SHARE                 $   0.20  $   0.17   $   0.32  $   0.26
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

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Common Shares
                   -------------------------------
                       Issued          Treasury     Paid-in   Retained
                   Shares  Amount   Shares  Amount  Capital   Earnings
                                    (In Thousands)

Balance at
  July 31, 1997    9,665   $   97  1,763   $14,441  $57,672   $58,919

Common stock
  issued              23        -      -         -      224         -

Treasury stock
  acquired             -        -    192     1,945        -         -

Net income             -        -      -         -        -     5,256
                   -----   ------    ---    ------  -------   -------

Balance at
  January 31, 1998 9,688   $   97  1,955   $16,386  $57,896   $64,175

Common stock
  issued              68        -      -         -      507         -

Treasury stock
  acquired             -        -    529     6,334        -         -

Net income             -        -      -         -        -     2,598
                   -----   ------    ---    ------  -------   -------
Balance at
  July 31, 1998    9,756   $   97  2,484   $22,720  $58,403   $66,773
                   =====   ======  =====   =======  =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Six Months Ended
                                                July 31
                                            1998         1997
                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $ 2,598   $ 2,156
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net       1,573     1,481
     Deferred income                           (981)     (182)
     Accounts receivable                      2,258       669
     Merchandise inventory                  (18,025)  (13,141)
     Other current assets                      (758)   (2,906)
     Accounts payable, trade                   (325)      676
     Other liabilities                          256    (1,931)
                                           --------  --------
NET CASH USED IN OPERATING ACTIVITIES       (13,404)  (13,178)
                                           --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments and other
       assets                                (3,293)       (2)
     Capital expenditures                    (4,175)   (3,680)
     Capital disposals                        1,675         1
                                           --------  --------
   NET CASH USED IN INVESTING ACTIVITIES     (5,793)   (3,681)
                                           --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable               13,618    16,010
     Payments of long-term debt              (2,224)   (1,354)
     Long-term debt borrowings                2,707     2,530
     Common stock issued                        507       443
     Treasury stock acquired                 (6,334)   (3,073)
                                           --------  --------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                    8,274    14,556
                                           --------  --------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                            (10,923)   (2,303)

CASH AND CASH EQUIVALENTS,
   beginning of period                       16,937     3,959
                                           --------  --------

CASH AND CASH EQUIVALENTS,
   end of period                            $ 6,014   $ 1,656
                                           ========  ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               July 31, 1998

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

     Certain reclassifications have been made to prior year amounts to conform with their fiscal 1999 presentation.

Note 3.  Stock Option Plans

     The following summarizes options granted, exercised and canceled or expired during the six months ended July 31, 1998:

                                               Shares Under Stock
                                                  Option Plans
     Outstanding at January 31, 1998
     ($3.375 to $18.975 per share)                     2,287,464
     Granted ($11.50 to $12.50 per share)                346,625
     Exercised ($6.875 to $10.375 per share)              68,145
     Canceled or expired ($14.30 per share)                6,993
                                                       ---------
     Outstanding at July 31, 1998
     ($3.375 to $18.975 per share)                     2,558,951
                                                       =========

Note 4.  Net Income Per Share

     Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share," which replaces the calculation of primary and fully diluted earnings per share under previous accounting standards with basic and diluted earnings per share. As a result, the Company's reported net income per share amounts for the three and six month periods ended July 31, 1997 have been restated as follows:


                                   Per Share Amounts
                              Three Months       Six Months
                                 Ended             Ended
                             July 31, 1997     July 31, 1997
Primary net income per share,
 as reported                     $0.17              $0.26
Effect of SFAS 128                   -               0.01
                                 -----              -----
Basic net income per share,
 as restated                     $0.17              $0.27
                                 =====              =====


     The following table reconciles the basic and diluted net income per share computations for each period presented:


                                  Three Months Ended
                        July 31, 1998          July 31, 1997
                                     Per                     Per
                      Income  Shares Share  Income  Shares  Share

Basic net income
 per share            $1,579   7,644  $0.21  $1,359   7,885   $0.17
                                      =====                   =====
Effect of stock
 options                   -     367              -     259
                      ------   -----         ------   -----
Diluted net income
 per share            $1,579   8,011  $0.20  $1,359   8,144   $0.17
                      ======   =====  =====  ======   =====   =====

                              Six Months Ended
                    July 31, 1998          July 31, 1997
                                       Per                     Per
                      Income   Shares Share  Income   Shares  Share

Basic net income
 per share            $2,598   7,670  $0.34  $2,156   7,940   $0.27
                                      =====                   =====
Effect of stock
 options                   -     364              -     241
                      ------   -----         ------   -----
Diluted net income
 per share            $2,598   8,034  $0.32  $2,156   8,181   $0.26
                      ======   =====  =====  ======   =====   =====


     As of July 31, 1998, a total of 1,139,967 shares subject to outstanding options at exercise prices ranging from $13.00 to $18.975 per share were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's stock for the three and six months ended July 31, 1998.



Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.

     The Company is a leader in the consumer electronics/appliance retailing industry with 220 stores in 35 states, operating predominantly in small to medium sized markets under the trade name "REX".

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                Three Months Ended Six Months Ended
                                     July 31          July 31
                                1998     1997     1998      1997

Net sales                       100.0%   100.0%   100.0%    100.0%
Cost of merchandise sold         71.8     71.2     72.3      71.8
                                -----    -----    -----     -----
    Gross profit                 28.2     28.8     27.7      28.2

Selling, general and
  administrative expense         23.6     24.1     23.8      24.3
                                -----    -----    -----     -----
    Income from operations        4.6      4.7      3.9       3.9
Interest, net                     1.8      2.2      1.5       1.9
                                -----    -----    -----     -----
    Income before income
      taxes                       2.8      2.5      2.4       2.0

Provision for income taxes        1.1      1.0      1.0        .8
                                -----    -----    -----     -----

Net income                        1.7%     1.5%     1.4%      1.2%
                                =====    =====    =====     =====

Comparison of Three and Six Months Ended July 31, 1998 and 1997

    Net sales in the second quarter ended July 31, 1998 were $92.4 million compared to $89.9 million in the prior year's comparable period, representing an increase of $2.5 million or 2.8%. This increase is primarily a result of an increase in comparable store sales of 2.0%, along with increased sales at non-comparable stores. Net sales for the first half of fiscal 1999 were $180.4 million compared to $178.2 million in the first half of fiscal 1998, representing an increase of $2.2 million or 1.3%. This increase is primarily a result of an increase in non-comparable store sales, as comparable store sales were flat for the first half of fiscal 1999. The Company considers a store to be comparable after it has been open six fiscal quarters.

    As of July 31, 1998, the Company had 220 stores compared to 219 stores one year earlier. There were two stores opened and four closed in the first half of fiscal 1999. In the prior year's first half there were two stores opened and three closed. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

    Gross profit of $26.0 million in the second quarter of fiscal 1999 (28.2% of net sales) was 0.8% higher than the $25.8 million gross profit (28.8% of net sales) recorded in the second quarter of fiscal 1998. In the first half of fiscal 1999 gross profit was $50.0 million (27.7% of net sales), a 0.4% decrease from $50.2 million (28.2% of net sales) for the first half of fiscal 1998. The reduced gross profit margin, as a percent of net sales, for the first half of fiscal 1999 is primarily the result of a change in the merchandise mix, partially offset by the recognition of a higher amount of extended service contract revenues, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for the second quarter of fiscal 1999 were $21.8 million (23.6% of net sales), a 0.7% increase over the $21.7 million (24.1% of net sales) for the second quarter of fiscal 1998. Selling, general and administrative expenses for the first half of fiscal 1999 were $43.0 million (23.8% of net sales), a 0.5% decrease from $43.2 million (24.3% of net sales)for the first half of fiscal 1998. The decrease in expense, as a percent of net sales, is primarily attributable to lower advertising expenditures in certain markets, partially offset by an increase in incentive commissions for sales personnel.

    Interest expense decreased to $1.7 million (1.8% of net sales) for the quarter ended July 31, 1998 from $2.0 million (2.2% of net sales) for the second quarter of fiscal 1998. Interest expense for the first half of fiscal 1999 decreased to $2.9 million (1.5% of net sales) from $3.5 million (1.9% of net sales) for the first half of fiscal 1998. The decrease in interest expense is a result of lower borrowings on the line of credit primarily due to lower inventory levels during the first half of fiscal 1999 compared to fiscal 1998.

    The effective tax rate was approximately 39.5% for all periods presented.

    As a result of the foregoing, net income for the second quarter of fiscal 1999 was $1.6 million, a 16.2% increase from $1.4 million for the second quarter of fiscal 1998. Net income for the first half of fiscal 1999 was $2.6 million, a 20.5% increase from $2.2 million for the first half of fiscal 1998.


Liquidity and Capital Resources

    Net cash used in operating activities was $13.4 million for the first half of fiscal 1999, compared to $13.2 million for the prior year's first half. Cash was provided by net income of $2.6 million, adjusted for non-cash charges of $592,000. The primary use of cash was an increase in inventory of $18.0 million primarily due to seasonal fluctuations. Changes in other working capital items provided cash of approximately $1.4 million.

    At July 31, 1998, working capital was $71.0 million compared to $78.9 million at January 31, 1998. The ratio of current assets to current liabilities was 1.8 to 1 at July 31, 1998 and 2.0 to 1 at January 31, 1998.

    The Company had outstanding borrowings on its revolving line of credit of $13.6 million at July 31, 1998 at an average interest rate of approximately 7.75%. At July 31, 1998, the Company had approximately $76.7 million borrowing availability on the revolving line of credit.


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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    None.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    The annual meeting of shareholders of REX Stores Corporation was held on June 4, 1998, at which the following matter was submitted to a vote of shareholders:

    1. Election of five directors. The vote on this matter was as follows:

                                                  Broker
    Nominee             For            Withheld   Nonvotes

    Stuart Rose         6,742,495      6,770         0
    Lawrence Tomchin    6,742,495      6,770         0
    Robert Davidoff     6,742,495      6,770         0
    Edward Kress        6,742,435      6,830         0
    Lee Fisher          6,742,495      6,770         0

Item 5.  Other Information.

    Shareholder proposals intended to be submitted at the Company's 1999 annual meeting of shareholders outside the processes of Rule 14a-8 will be considered untimely under Rule 14a-4(c)(1) if not received by the Company at its principal offices on or before March 17, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits. The following exhibits are filed with this report:

         27   Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



September 10, 1998           STUART A. ROSE
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



September 10, 1998           DOUGLAS L. BRUGGEMAN
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)