Form 10-Q
period 1998-10-31
REX STORES CORP
filed 1998-12-15
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1998

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

At the close of business on December 14, 1998, the registrant had 7,176,222 shares of Common Stock, par value $.01 per share, outstanding.

             REX STORES CORPORATION AND SUBSIDIARIES

                              INDEX


                                                             Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets.........     3
            Consolidated Statements of Income.............     5
            Consolidated Statements of Shareholders'
              Equity......................................     7
            Consolidated Statements of Cash Flows.........     8
            Notes to Consolidated Financial Statements....    10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................    13

Item 3.   Quantitative and Qualitative Disclosure About
            Market Risk...................................    17

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................    18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                     October 31  January 31    October 31
                                       1998        1998          1997
                                               (In Thousands)
ASSETS:
  Cash and cash equivalents         $   7,362    $  16,937     $ 1,836
  Short-term investments                1,816        1,637       1,627
  Accounts receivable, net              1,154        2,775         791
  Merchandise inventory               177,207      126,498     169,345
  Prepaid expenses and other            3,357        2,078       3,929
  Future income tax benefits            7,899        7,899       6,624
                                    ---------    ---------    --------
      Total current assets            198,795      157,824     184,152

PROPERTY AND EQUIPMENT, NET            95,624       93,165      93,676
FUTURE INCOME TAX BENEFITS AND
  OTHER NON-CURRENT ASSETS             12,500        9,541      10,219
                                    ---------    ---------    --------
      Total assets                  $ 306,919    $ 260,530    $288,047
                                    =========    =========    ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                      $ 36,797   $      -     $29,861
  Current portion of long-term debt     2,998       2,959       3,234
  Accounts payable, trade              64,662      49,832      55,598
  Accrued income taxes                      -       1,671           -
  Current portion, deferred income
    and deferred gain on sale and
    leaseback                          11,463      11,402      11,350
  Accrued payroll                       4,407       5,810       4,979
  Other liabilities                    10,740       7,263       5,868
                                    ---------    --------    --------
      Total current liabilities       131,067      78,937     110,890
                                    ---------    --------    --------

Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       52,634       52,661     51,499
  Deferred income                      16,452       17,886     17,364
  Deferred gain on sale and
    leaseback                           4,557        5,264      5,500
                                    ---------    ---------   --------
      Total long-term liabilities      73,643       75,811     74,363
                                    ---------    ---------   --------

SHAREHOLDERS' EQUITY:
  Common stock                             97           97         97
  Paid-in capital                      58,403       57,896     57,836
  Retained earnings                    67,505       64,175     59,302
  Treasury stock                      (23,796)     (16,386)   (14,441)
                                    ---------    ---------   --------
      Total shareholders' equity      102,209      105,782    102,794
                                    ---------    ---------   --------
      Total liabilities and
        shareholders' equity        $ 306,919    $ 260,530   $288,047
                                    =========    =========   ========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended   Nine Months
Ended
                                October 31          October 31
                            1998      1997       1998      1997

                           (In Thousands, Except Per Share
Amounts)

NET SALES                   $ 92,634  $87,967    $273,044  $266,130

COSTS AND EXPENSES:
  Cost of merchandise sold    67,326   63,475     197,710   191,396
  Selling, general and
    administrative expenses   22,152   21,973      65,186    65,205
                            --------  -------    --------  --------
Total costs and expenses      89,478   85,448     262,896   256,601
                            --------  -------    --------  --------

INCOME FROM OPERATIONS         3,156    2,519      10,148     9,529

INVESTMENT INCOME                 64       23         287        72
INTEREST EXPENSE               1,911    1,911       4,829     5,406
EQUITY IN EARNINGS OF
  LIMITED PARTNERSHIP           (270)       -        (270)        -
                            --------  -------    --------  --------

Income before income taxes     1,039      631       5,336     4,195

PROVISION FOR INCOME TAXES       307      248       2,006     1,656
                            --------  -------    --------  --------

NET INCOME                  $    732  $   383    $  3,330  $  2,539
                            ========  =======    ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING   7,202     7,917       7,512     7,933
                            ========  =======    ========  ========
BASIC NET INCOME PER SHARE   $  0.10  $  0.05    $   0.44  $   0.32
                            ========  =======    ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING      7,509    8,203       7,916     8,185
                            ========  =======    ========  ========

DILUTED NET INCOME PER SHARE $  0.10  $  0.05    $   0.42  $   0.31
                            ========  =======    ========  ========

[FN]

              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (In Thousands)

                           Common Shares
                   -------------------------------
                       Issued         Treasury      Paid-in  Retained
                   Shares  Amount   Shares  Amount  Capital  Earnings


Balance at
  October 31, 1997 9,685   $   97   1,763   $14,441 $57,836   $59,302

Common stock
  issued               3        -       -         -      60         -

Treasury stock
 acquired              -        -     192     1,945       -         -

Net income             -        -       -         -       -     4,873
                   -----   ------   -----   ------- -------   -------

Balance at
  January 31, 1998  9,688    $  97   1,955   $16,386 $57,896  $64,175

Common stock
  issued              68        -       -         -     507         -

Treasury stock
  acquired             -        -     627     7,410       -         -

Net income             -        -       -         -       -     3,330
                   -----   ------   -----   ------- -------   -------
Balance at
  October 31, 1998 9,756   $   97   2,582   $23,796 $58,403   $67,505
                   =====   ======   =====   ======= =======   =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                                    October 31
                                                1998         1997
                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $3,330       $2,539
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net          2,360        2,228
     Deferred income                            (1,373)        (409)
     Future income tax benefits                      -       (2,780)
     Accounts receivable                         1,621          686
     Merchandise inventory                     (50,709)     (34,312)
     Other current assets                       (1,284)      (1,715)
     Accounts payable, trade                    14,830       24,333
     Other liabilities                             403       (1,497)
                                              --------     --------
   NET CASH USED IN OPERATING ACTIVITIES       (30,822)     (10,927)
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments and
       other assets                             (3,137)          18
     Capital expenditures                       (7,926)      (6,975)
     Capital disposals                           2,404            8
                                              --------     --------
   NET CASH USED IN INVESTING ACTIVITIES        (8,659)      (6,949)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable                  36,797       17,719
     Payments of long-term debt                 (3,277)      (2,030)
     Long-term debt borrowings                   3,289        2,530
     Common stock issued                           507          607
     Treasury stock acquired                    (7,410)      (3,073)
                                              --------     --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                 29,906       15,753
                                              --------     --------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                (9,575)      (2,123)

CASH AND CASH EQUIVALENTS,
   beginning of period                          16,937        3,959
                                              --------     --------
CASH AND CASH EQUIVALENTS,
   end of period                                $7,362       $1,836

                                              ========     ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         October 31, 1998

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

Note 2.  Accounting Policies

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with their fiscal 1999 presentation.

Note 3.  Stock Option Plans

     The following summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 1998:

                                               Shares Under Stock
                                                  Option Plans
     Outstanding at January 31, 1998
     ($3.375 to $18.975 per share)                     2,287,464
     Granted ($9.9375 to $12.50 per share)               996,625
     Exercised ($6.875 to $10.375 per share)              68,145
     Canceled or expired ($14.30 per share)                6,993
                                                       ---------
     Outstanding at October 31, 1998
     ($3.375 to $18.975 per share)                     3,208,951
                                                       =========

Note 4.   Net Income Per Share

     Effective February 1, 1998, the Company adopted Statement of
Financial Accounting Standards No. 128 (SFAS 128) "Earnings per
Share," which replaces the calculation of primary and fully diluted earnings per share under previous accounting standards with basic and diluted earnings per share. As a result, the Company's reported net income per share amounts for the three and nine month periods ended October 31, 1997 have been restated as follows:


                                       Per Share Amounts
                               Three Months        Nine Months
                                  Ended               Ended
                              October 31, 1997     October 31,
1997
Primary net income per share,
 as reported                         $0.05              $0.31
Effect of SFAS 128                       -               0.01
                                     -----              -----
Basic net income per share,
 as restated                         $0.05              $0.32
                                     =====              =====

Fully diluted net income per
 share, as reported                  $0.05              $0.31
Effect of SFAS 128                       -                  -
                                     -----              -----
Diluted net income per share,
 as restated                         $0.05              $0.31
                                     =====              =====


     The following table reconciles the basic and diluted net income per share computations for each period presented:

                                 Three Months Ended
                     October 31, 1998        October 31, 1997
                                     Per                     Per
                   Income  Shares  Share  Income  Shares  Share

Basic net income
 per share          $  732  7,202  $0.10   $  383  7,917    $0.05
                                   =====                    =====
Effect of stock
 options                 -    307               -    286
                    ------  -----          ------  -----
Diluted net income
 per share          $  732  7,509  $0.10   $  383  8,203    $0.05
                    ======  =====  =====   ======  =====    =====

                                 Nine Months Ended
                     October 31, 1998        October 31, 1997
                                     Per                     Per
                    Income  Shares  Share  Income  Shares   Share

Basic net income
 per share          $3,330  7,512  $0.44   $2,539  7,933    $0.32
                                   =====                    =====
Effect of stock
 options                 -    404               -    252
                    ------  -----          ------  -----
Diluted net income
 per share          $3,330  7,916  $0.42   $2,539  8,185    $0.31
                    ======  =====  =====   ======  =====    =====

     For the three and nine months ended October 31, 1998, a total of 1,463,967 and 1,163,967 shares, respectively, subject to outstanding options at exercise prices ranging from $11.50 to $18.975 per share were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's stock for those periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    The Company is a leader in the consumer electronics/appliance retailing industry with 223 stores in 35 states, operating predominantly in small to medium sized markets under the trade name "REX".

Results of Operations

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                Three Months Ended Nine Months Ended
                                  October 31          October 31
                                1998     1997       1998      1997

Net sales                       100.0%   100.0%     100.0%    100.0%
Cost of merchandise sold         72.7     72.2       72.4      71.9
                                -----    -----      -----     -----
    Gross profit                 27.3     27.8       27.6      28.1

Selling, general and
  administrative expense         23.9     25.0       23.9      24.5
                                -----    -----      -----     -----
    Income from operations        3.4      2.8        3.7       3.6
Interest, net                     2.0      2.1        1.7       2.0
Equity in earnings of
  limited partnership            (0.3)       -       (0.1)        -
                                -----    -----      -----     -----
    Income before income
      taxes                       1.1      0.7        1.9       1.6

Provision for income taxes        0.3      0.3        0.7       0.6
                                -----    -----      -----     -----

Net income                        0.8%     0.4%       1.2%      1.0%
                                =====    =====      =====     =====

    Comparison of Three and Nine Months Ended October 31, 1998 and 1997

    Net sales for the three months ended October 31, 1998 were $92.6 million compared to $88.0 million in the prior year's comparable period, representing an increase of $4.6 million or 5.3%. This increase is primarily a result of an increase in comparable store sales of 4.4% along with increased sales at non-comparable stores. Net sales for the first nine months of fiscal 1999 were $273.0 million compared to $266.1 million in the first nine months of fiscal 1998, representing an increase of $6.9 million or 2.6%. Comparable store sales increased 1.4% for the first nine months of fiscal 1999. The Company considers a store to be comparable after it has been open six fiscal quarters.

    As of October 31, 1998, the Company has 223 stores compared to 218 stores one year earlier. There were six stores opened and five closed in the first nine months of fiscal 1999. In the prior year's comparable period there were three stores opened and seven closed. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

    Gross profit of $25.3 million in the third quarter of fiscal
1999 (27.3% of net sales) was 3.3% higher than the $24.5 million gross profit (27.8% of net sales) recorded in the third quarter of fiscal 1998. In the first nine months of fiscal 1999 gross profit was $75.3 million (27.6% of net sales), a 0.8% increase from $74.7 million (28.1% of net sales) for the first nine months of fiscal 1998. The reduced gross profit margin, as a percent of net sales, is primarily the result of a change in the merchandise mix, partially offset by the recognition of a higher amount of extended service contract revenues, which generally have a higher gross profit margin.

    Selling, general and administrative expenses for the third quarter of fiscal 1999 were $22.2 million (23.9% of net sales), a 0.8% increase over the $22.0 million (25.0% of net sales) for the third quarter of fiscal 1998. Selling, general and administrative expenses for the first nine months of fiscal 1999 and 1998 were $65.2 million (23.9% and 24.5% of net sales for the first nine months of fiscal 1999 and 1998, respectively). The decrease in expense, as a percent of net sales, is primarily attributable to lower advertising expenditures in certain markets, partially offset by an increase in incentive commissions for sales personnel.

    Interest expense for the quarters ended October 31, 1998 and 1997 was $1.9 million (2.1% and 2.2% of net sales, respectively). Interest expense for the first nine months of fiscal 1999 decreased to $4.8 million (1.8% of net sales) from $5.4 million (2.0% of net sales) for the first nine months of fiscal 1998. The decrease in interest expense is a result of lower average borrowings ($14.6 million during the first nine months of fiscal 1999 compared to $22.9 million during the comparable period of fiscal 1998 )on the line of credit primarily due to lower inventory levels during the first half of fiscal 1999 compared to fiscal 1998.

    Results for the third quarter of fiscal 1999 also reflect the impact of the Company's recent investment in two limited partnerships which produce synthetic fuels which totals approximately $2.9 million at October 31, 1998. The Company recorded a pre-tax charge of $270,000 to record its share of the partnerships' operating results and, as a result of the investment, the Company's effective tax rate was reduced from 39.5% to 29.5% to reflect the Company's estimated share of Federal tax credits earned by the partnerships under Section 29 of the Internal Revenue
Code. The Company's effective tax rate for the third quarter of fiscal
1999 is based upon an estimated annual effective tax rate of 33%.

    As a result of the foregoing, net income for the third quarter of fiscal 1999 was $732,000, a 91.1% increase from $383,000 for the third quarter of fiscal 1998. Net income for the first nine months of fiscal 1999 was $3.3 million, a 31.2% increase from $2.5 million for the first nine months of fiscal 1998.

Liquidity and Capital Resources

    Net cash used in operating activities was $30.8 million for the first nine months of fiscal 1999, compared to $10.9 million for the prior year's first nine months. Cash was provided by net income of $3.3 million, adjusted for non-cash charges of $1.0 million. The primary use of cash was an increase in inventory of $50.7 million primarily due to seasonal fluctuations and opportunistic inventory purchases. This was partially offset by an increase in trade payables of $14.8 million. Changes in other working capital items provided cash of approximately $0.8 million.

    At October 31, 1998, working capital was $67.7 million compared to $78.9 million at January 31, 1998. The ratio of current assets to current liabilities was 1.5 to 1 at October 31, 1998 and 2.0 to 1 at January 31, 1998.

    The Company had outstanding borrowings on its revolving line of credit of $36.8 million at October 31, 1998 at an average interest rate of approximately 7.42%. At October 31, 1998, the Company had approximately $75.0 million borrowing availability on the revolving line of credit.

Year 2000

    The statements in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

    Certain software and hardware systems are time sensitive. Older time sensitive systems often use a two digit dating convention ("00" rather than "2000") that could result in system failure and disruption of operations as the Year 2000 approaches. This is referred to as the Year 2000 issue. The Year 2000 issue will impact the Company, its suppliers, customers and other third parties that transact business with the Company.

    The Company has dedicated a staff of internal resources (the
"Year 2000 Team") to address Year 2000 issues. This team believes it has identified substantially all hardware and software systems within the Company and significant suppliers and other third parties that transact business with the Company which may be susceptible to Year 2000 issues. Projects have been established to address all significant Year 2000 issues. The Year 2000 Team reports regularly to senior management on the progress of significant Year 2000 projects.

    Most Year 2000 activities are to test hardware and software systems, including non-information technology systems such as telephones and store security systems. The Company has determined that it needs to modify some of its software. The Company believes all hardware systems are Year 2000 compliant. The Company is reprogramming all of the systems impacted by Year 2000 issues.
The Company is currently working with the outside vendors on the compliance status of the telephones and store security systems.

    The Company has initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. However, there can be no certainty that the impacted systems and products of other parties on which the Company relies will be Year 2000 compliant.

    The Company generally believes that its vendors who supply products to the Company for resale are responsible for Year 2000 functionality of those products. However, should product failures occur, the Company may be required to address the administrative aspects of those failures such as handling product returns or repairs.

    The estimated cost for resolving Year 2000 issues are approximately $175,000. Most of these costs are labor related to reprogramming existing software. Estimates of Year 2000 costs are based on numerous assumptions; actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the ability to timely identify and correct all relevant software and hardware systems.

    While the Company believes it is diligently addressing the Year 2000 issues to ensure Year 2000 readiness, there can be no absolute assurance that the objective will be achieved either internally or as it relates to third parties. The Company anticipates completing substantially all of its Year 2000 projects by the end of the second quarter of 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

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

    None.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are filed with this report:

         10.1  Employment Agreement dated October 14,
               1998 between Rex Radio and Television, Inc.
               and Stuart Rose............................

         10.2  Employment Agreement dated October 14,
               1998 between Rex Radio and Television, Inc.
               and Lawrence Tomchin.......................

         10.3  Executive Stock Option dated October 14,
               1998 granting Stuart Rose an option to
               purchase 500,000 shares of registrant's
               Common Stock...............................

         10.4  Executive Stock Option dated October 14,
               1998 granting Lawrence Tomchin an
               option to purchase 150,000 shares of
               registrant's Common Stock..................

         27    Financial Data Schedule....................

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



December 15, 1998            /s/Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



December 15, 1998            /s/Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)