Form 10-K405
period 1999-01-31
REX STORES CORP
filed 1999-04-19
CIK 744187

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1999          COMMISSION FILE NO. 0-13283


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

                            ------------------------

        Registrant's telephone number, including area code (937) 276-3931

                            -------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
             Title of each class                       on which registered
             -------------------                      ---------------------
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
                                                -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At the close of business on April 15, 1999 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,428,527 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $76,263,759.

         There were 7,625,376 shares of the registrant's Common Stock outstanding as of April 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on June 7, 1999 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

       REX Stores Corporation (the "Company") is a leader in the consumer electronics/appliance retailing industry, locating its stores in small to medium sized markets. Since 1980, when its first four stores were acquired, the Company has expanded into a national chain operating 228 stores in 35 states under the trade name "REX." The Company's stores average approximately 10,900 square feet and offer a broad selection of brand name products within selected major product categories including televisions, video and audio equipment and appliances.

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

       The Company will either lease or purchase new store sites depending upon opportunities available to it and relative costs. Of the 20 new stores opened in fiscal 1999 and 1998, ten were leased sites and ten were Company purchased sites. For leased stores, the Company anticipates per store capital expenditures of approximately $75,000 to $250,000. This amount may increase significantly to the extent the Company is responsible for the remodeling or renovation of the new leased site. The Company anticipates expenditures of approximately $800,000 to $1,200,000 when it purchases real estate, which include the cost of the land purchased, building construction and fixtures. The purchase amount varies depending upon the size and location of the store. Historically, the Company has obtained long-term mortgage financing of approximately 75% of the cost of opening owned stores. Mortgage financing is generally obtained after a store is opened, either on a site by site or multiple store basis. The extent to which the Company will seek mortgage financing for owned stores will be dependent upon mortgage rates, terms and availability. The inventory requirements for new stores are estimated at $350,000 to $500,000 per store depending upon the season and store size. A portion of this inventory is financed through trade credit.

MERCHANDISING

  Products

       The Company offers a broad selection of brand name consumer electronics and home appliance products at a range of price points. The Company emphasizes depth of product selection within selected key product categories, with the greatest depth in televisions, VCRs, camcorders and audio equipment. The Company sells approximately 1,000 products produced by approximately 50 manufacturers. The Company's product categories include:

TELEVISIONS   VIDEO                      AUDIO                   APPLIANCES         OTHER
-----------   -----                      ------                  ----------         -----
TVs           VCRs                       Stereo Systems          Air Conditioners   Radar Detectors
TV/VCR        Camcorders                 Receivers               Dehumidifiers      Tapes
  Combos      Digital Satellite System   Compact Disc Players    Microwave Ovens    Ready to Assemble (RTA)
              Digital Video Disc         Turntables              Washers              Furniture
                (DVD) Players            Tape Decks              Dryers             Telephones
                                         Speakers                Ranges             CB Radios
                                         Car Stereos             Dishwashers        Fax Machines
                                         Portable Radios         Refrigerators      Extended Service Contracts
                                                                 Freezers
                                                                 Vacuum Cleaners

       The leading brands sold by the Company during fiscal 1999 (in alphabetical order) were General Electric, Hitachi, Hotpoint, JVC, Magnavox, Panasonic, Pioneer, RCA, Sharp, Whirlpool and Zenith.

       All REX stores carry a full range of the Company's televisions, video and audio products, microwave ovens and air conditioners and a limited line of home office products, and 223 stores carry major appliances.

       The following table shows the approximate percent of net sales for each major product group for the last three fiscal years.

                                                                                  FISCAL YEAR
                                                                        ---------------------------------
                              PRODUCT CATEGORY                            1997         1998        1999
                              ----------------                            ----         ----        ----
        Televisions...............................................         36%          36%         36%
        Video.....................................................         18           19          17
        Audio.....................................................         18           17          18
        Appliances................................................         18           20          21
        Other.....................................................         10            8           8
                                                                          100%         100%        100%
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

  Advertising

       The Company uses a "price and item" approach in its advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of the Company's advertising is its "Guaranteed Lowest Price," which states "Our prices are guaranteed in writing. If you find any other local store stocking and offering to sell for less the identical item in a factory sealed box within 30 days after your REX purchase, we'll refund the difference plus an additional 25% of the difference." Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced for the Company by an outside advertising agency and are supplemented by television and radio in certain markets. Advertisements are also complemented by in-store signage highlighting special values, including "Value Every Day," "Best Value," and "Top of the Line." The Company's advertising strategy includes preferred customer private mailers, special events such as "Midnight Madness Sales" and coupon sales to provide shopping excitement and generate traffic. Subsequent to year end the Company has been testing in certain markets increased television advertising and may use more television and radio advertising in the future.

  Purchasing

       The Company's merchandise purchasing is performed predominantly by three members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. Because the Company purchases merchandise in large volume, the Company believes it is able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 1999, six vendors accounted for approximately 55% of the Company's purchases. The Company typically does not maintain long-term purchase contracts with vendors and operates principally on an order-by-order basis.

STORE OPERATIONS

  Stores

       The Company designs its stores to be "destination stores," generating their own traffic, but in the general vicinity of major retail shopping. Currently, approximately 150 stores are located in free-standing buildings, with the balance situated in strip shopping centers and malls. In fiscal 1998 and 1999, eight of the Company's ten new leased stores were in mall locations that provide exterior access and signage rights. The Company will select locations for future stores based on its evaluation of individual site economic and market conditions.

       The Company's stores average approximately 10,900 square feet including storage space, not including the two stores located in the Company's regional distribution centers. Stores typically have, on average, approximately 7,600 square feet of selling space and approximately 3,300 square feet of storage. Stores are open seven days and six nights per week, except for certain holidays.

       The following table shows the Company's store locations as of January 31, 1999:

                                 STORE LOCATIONS

Alabama: (12)           Idaho: (5)         Massachusetts: (2)       North Carolina: (5)       South Carolina: (10)
-------------           ----------         ------------------       -------------------       --------------------
Athens                  Coeur d'Alene      Hadley                   Asheville                 Aiken
Auburn                  Idaho Falls        Lanesborough             Goldsboro                 Anderson
Daphne                  Lewiston                                    Hendersonville            Charleston
Decatur                 Pocatello          Michigan: (3)            Rocky Mount               Florence
Florence                Twin Falls         -------------            Salisbury                 Greenwood
Gadsden                                    Adrian                                             Murrell's Inlet
Huntsville              Iowa: (12)         Bay City                 North Dakota: (3)         North Myrtle Beach
Mobile (2)              ----------         Benton Harbor            -----------------         Orangeburg
Montgomery              Burlington                                  Bismarck                  Rock Hill
Oxford                  Council Bluffs     Minnesota: (1)           Grand Forks               Sumter
Tuscaloosa              Des Moines (2)     --------------           Minot
                        Dubuque            Willmar                                            South Dakota: (3)
Arkansas: (1)           Ft. Dodge                                   Ohio: (17)                -----------------
-------------           Marshalltown       Missouri: (3)            ----------                Aberdeen
Springdale              Mason City         -------------            Ashtabula                 Rapid City
                        Ottumwa            Jefferson City           Beavercreek               Watertown
Colorado: (3)           Sioux City         Joplin                   Dayton (2)
-------------           Waterloo           St. Joseph               Defiance                  Tennessee: (6)
Grand Junction          West Des Moines                             Kettering                 --------------
Greeley                                    Mississippi: (11)        Lima                      Bristol
Pueblo                  Illinois: (10)     -----------------        Marion                    Chattanooga
                        --------------     Columbus                 Miamisburg                Cleveland
Florida: (28)           Alton              Gautier                  Middletown                Johnson City
-------------           Bradley            Greenville               New Philadelphia          Kingsport
Charlotte Harbor        Carbondale         Gulfport                 Piqua                     Morristown
Crystal River           Danville           Hattiesburg              Sandusky
Ft. Pierce              Decatur            Jackson (2)              St. Clairsville           Texas: (10)
Gainesville             Galesburg          Meridian                 Springfield               ------------
Hudson                  Pekin              Ridgeland                Wheelersburg              Brownsville
Lake City               Peru               Tupelo                   Wooster                   Denton
Largo                   Quincy             Vicksburg                                          Harlingen
Leesburg                Sterling                                    Oklahoma: (2)             Lake Jackson
Mary Esther                                Montana: (2)             -------------             Longview
Melbourne               Indiana: (3)       ------------             Enid                      Midland
Merritt Island          ------------       Butte                    Lawton                    Odessa
Naples (2)              Anderson           Great Falls                                        San Angelo
Ocala                   Muncie                                      Pennsylvania: (18)        Sherman
Palm Harbor             Richmond           Nebraska: (3)            ------------------        Victoria
Panama City                                -------------            Altoona
Pensacola (2)           Kansas: (2)        Grand Island             Bloomsburg                Virginia: (1)
Sarasota                -----------        Norfolk                  Chambersburg              -------------
St. Augustine           Hutchinson         North Platte             Cranberry                 Danville
St. Petersburg          Lawrence                                    Erie (2)
Spring Hill                                New York: (20)           Frackville                Washington: (2)
Stuart                  Kentucky: (3)      --------------           Greensburg                ---------------
Tallahassee (2)         -------------      Auburn                   Hanover                   Union Gap
Titusville              Ashland            Clifton Park             Hazleton                  Wenatchee
Venice                  Hopkinsville       Cortland                 Hermitage
Vero Beach              Paducah            Fredonia                 Indiana                   West Virginia: (5)
                                           Geneva                   Johnstown                 ------------------
Georgia: (8)            Louisiana: (6)     Horseheads               Lower Burrell             Beckley
------------            --------------     Ithaca                   Meadville                 Bluefield
Albany                  Alexandria         Kingston                 New Castle                Bridgeport
Augusta                 Baton Rouge        Lakewood                 Scranton                  Morgantown
Brunswick               Houma              Latham                   Wilkes-Barre              Vienna
LaGrange                Lake Charles       Lockport
Macon                   New Iberia         New Hartford                                       Wisconsin: (4)
Rome                    Opelousas          Niagara Falls                                      --------------
Valdosta                                   Olean                                              Fond du Lac
Warner Robins           Maryland: (2)      Plattsburg                                         Janesville
                        -------------      Queensbury                                         Manitowac
                        Cumberland         Rome                                               Oshkosh
                        Hagerstown         Schenectady
                                           Utica                                              Wyoming: (2)
                                           Watertown                                          ------------
                                                                                              Casper
                                                                                              Cheyenne


       In fiscal 1999, the Company opened 12 new stores, with three stores each in Idaho and New York, two stores in Pennsylvania and one store each in Alabama, Florida, Ohio and South Carolina.

       The Company's operations are divided into regional districts, containing from two to 12 stores whose managers report to a district manager. The Company's 38 district managers report to one of four regional vice presidents. Each store is staffed with a full-time manager and assistant manager, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis, or a combination of commissions and hourly wages.

       The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of factors it deems relevant, will close any store which is not adequately contributing to Company profitability. The Company closed 12, eight and six stores during fiscal 1997, 1998 and 1999, respectively.

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

       The Company accepts MasterCard, Visa and Discover. The Company estimates that, during fiscal 1999, approximately 31% of its total sales were made on these credit cards, and approximately 11% were made on installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts.

  Distribution

       The Company's stores are supplied by regional distribution centers which consist of a 315,000 square foot leased facility in Dayton, Ohio and a 180,000 square foot owned facility in Pensacola, Florida, of which the Company leases 90,000 square feet to an outside company. The Company also leases a 67,000 square foot auxiliary warehouse in Pensacola, Florida. The Company purchased land and during fiscal 1998 built a 145,000 square foot distribution center in Cheyenne, Wyoming at a total cost of approximately $3.0 million. The Cheyenne distribution center began operations in March 1998.

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

FACILITIES

       One hundred and ten of the Company's stores are located in buildings owned by the Company. The remaining 118 stores operate on leased premises, with the unexpired terms of the leases ranging from one year to 26 years, inclusive of options to renew, except for four month to month leases. For fiscal 1999, the total net rent expense for the Company's leased facilities was approximately $6,932,000.

       To date, the Company has not experienced difficulty in securing leases or purchasing sites for suitable locations for its stores. The Company continues to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, the Company has developed prototype formats for new store construction.

EMPLOYEES

       At January 31, 1999, the Company had 142 hourly and salaried employees and 899 sales employees. The Company also employs additional personnel during peak selling seasons. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

SERVICE MARKS

       The Company has registered its rights in its service mark "REX" with the United States Patent and Trademark Office. The Company is not aware of any adverse claims concerning its service mark.

ITEM 2. PROPERTIES

       The information required by this Item 2 is set forth in Item 1 of this report under "Store Operations -- Stores," "Store Operations -- Distribution" and "Facilities" and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

       The Company is involved in various legal proceedings incidental to the conduct of its business. The Company believes that these proceedings will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                        EXECUTIVE OFFICERS OF THE COMPANY

       Set forth below is certain information about each of the Company's executive officers.

          NAME                              AGE                       POSITION(S)
          ----                              ---                       -----------

Stuart Rose..............................   44    Chairman of the Board and Chief Executive Officer*
Lawrence Tomchin ........................   71    President and Chief Operating Officer*
Douglas Bruggeman .......................   38    Vice President-Finance and Treasurer
Edward Kress ............................   49    Secretary*


-----------

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

The Company's Common Stock is traded on the New York Stock Exchange under the symbol RSC.


Fiscal Quarter Ended                           High             Low
---------------------------------------------------------------------
April 30, 1997                                $10.13          $ 8.13
July 31, 1997                                  10.75            8.88
October 31, 1997                               12.00            9.50
January 31, 1998                               12.38            9.63

April 30, 1998                                 15.75            9.88
July 31, 1998                                  15.25           10.88
October 31, 1998                               12.75            9.81
January 31, 1999                               14.13           10.88



As of April 15, 1999, there were 275 holders of record of the Company's Common Stock, including shares held in nominee or street name by brokers.

Dividend Policy

The Company's revolving credit agreement places restrictions on the payment of dividends. The Company did not pay dividends in the current or prior years.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Financial Summary

                                                                       January 31,
                                             ------------------------------------------------------------------
             (In Thousands, Except
             Per Share Amounts) (A)             1999          1998          1997          1996          1995
-----------------------------------------    ---------      --------      --------      --------      ---------
Net sales                                     $416,673      $411,005      $427,378      $442,217      $382,775

Net income                                    $ 11,195      $  7,412      $  7,362      $ 14,573      $ 12,596

Basic net income per share                    $   1.51      $   0.94      $   0.82      $   1.62      $   1.48

Diluted net income per share                  $   1.43      $   0.91      $   0.80      $   1.56      $   1.40

Total assets                                  $268,282      $260,530      $248,034      $234,599      $192,616

Long-term debt, net of current maturities     $ 55,478      $ 52,661      $ 51,102      $ 32,590      $ 25,595



(A) Per share amounts for the years ended January 31, 1995 through January 31, 1997 have been restated to conform with the requirements of SFAS No. 128 "Earnings per Share".

Quarterly Financial Data (Unaudited)


                                                                  Quarters Ended
                                        ----------------------------------------------------------------------
                                                      (In Thousands Except Per Share Amounts)
                                          April 30,          July 31,          October 31,         January 31,
                                            1998               1998                1998               1999
                                          ---------           -------           --------            ---------
Net sales                                  $87,964            $92,446            $92,634            $143,629
Cost of merchandise sold                    63,982             66,402             67,326             105,184
Net income                                   1,019              1,579                732               7,865
Basic net income per share (a)                $.13               $.21               $.10               $1.10
Diluted net income per share (a)              $.13               $.20               $.10               $1.04



                                                                  Quarters Ended
                                          -------------------------------------------------------------------
                                                      (In Thousands Except Per Share Amounts)
                                          April 30,          July 31,         October 31,          January 31,
                                            1997               1997               1997                1998
                                          ---------           -------          ---------           ----------
Net sales                                  $88,265            $89,899            $87,967            $144,874
Cost of merchandise sold                    63,870             64,051             63,475             106,361
Net income                                     797              1,359                383               4,873
Basic net income per share                   $0.10              $0.17              $0.05               $0.62
Diluted net income per share                 $0.10              $0.17              $0.05               $0.60


(a) The total of the quarterly net income per share amounts is more than the annual net income per share amounts due to 70% of the Company's net income occurring in the fourth quarter of fiscal 1999. In addition, the fourth quarter per share amounts reflect, for the entire quarter, the Company's 632,000 shares repurchased, while the annual per share amounts only reflect the decreased outstanding shares for the average time held in treasury.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leader in the consumer electronics/appliance retailing industry, operating predominantly in small to medium sized markets under the trade name "REX." Since acquiring its first four stores in 1980, the Company has expanded into a national chain operating 228 stores in 35 states. The Company has focused on maintaining strict cost controls, offering customers a broad selection of merchandise at "everyday low prices" and expansion within small to medium sized markets where its low cost structure and operating strategy enhance its ability to become a dominant retailer.

     During fiscal 1999, 1998 and 1997, the Company opened 12, eight, and 35 stores, respectively. The Company closed six, eight and 12 stores in fiscal 1999, 1998 and 1997, respectively. Comparable store sales were flat for fiscal 1999 after declining 10.5% and 17.5% in fiscal 1998 and 1997, respectively. The Company considers a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

EXTENDED SERVICE CONTRACTS

     The Company's extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.7%, 3.5% and 2.9% of net sales for fiscal 1999, 1998 and 1997, respectively. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $10.3 million, $11.0 million and $9.6 million in fiscal 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:





                                                                                   Fiscal Year Ended
                                                                                      January 31,
                                                                       ------------------------------------------
                                                                         1999             1998             1997
                                                                       --------         --------         --------
Net sales                                                               100.0%            100.0%           100.0%
Cost of merchandise sold                                                 72.7              72.4             74.4
                                                                       --------         --------         --------
   Gross profit                                                          27.3              27.6             25.6
Selling, general and administrative expenses                             22.4              22.9             21.5
                                                                       --------         --------         --------
   Income from operations                                                 4.9               4.7              4.1
Interest, net                                                            (1.5)             (1.7)            (1.3)
Gain on sale of real estate                                                .6               -                -
Equity in losses of limited partnerships                                  (.3)              -                -
                                                                       --------         --------         --------
   Income before income taxes                                             3.7               3.0              2.8
Provision for income taxes                                                1.0               1.2              1.1
                                                                       --------         --------         --------
   Net income                                                             2.7%              1.8%             1.7%
                                                                       --------         --------         --------
                                                                       --------         --------         --------


COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

     Net sales in fiscal 1999 were $416.7 million, a 1.4% increase from the $411.0 million achieved in fiscal 1998. This increase was caused by the addition of 12 stores opened in the current fiscal year and the first full year of sales for eight stores opened in the previous fiscal year. Comparable store sales for fiscal 1999 were flat in comparison to fiscal 1998. During fiscal 1999, the Company opened 12 stores and closed six, while during fiscal 1998 the Company opened eight stores and closed eight. The Company had 228 and 222 stores open at January 31, 1999 and 1998, respectively.

     Comparable store sales benefited from increases in the audio (approximately 1.4%) and appliance categories (approximately 1.3%), as well as ready to assemble (RTA) furniture (approximately 1.0%). The increase in sales for appliances and RTA furniture is a result of expanded offerings in both categories. Subsequent to yearend, the Company added Maytag products to its appliance line and as such would expect the appliance business to continue to show improvement in the future.

     Comparable store sales were negatively impacted by the television (approximately 0.1%) and video products categories (approximately 2.7%) and the Company's decision to discontinue selling personal computers during fiscal 1998 (approximately 1.0%). Television and video products were negatively impacted by a continued decline in average selling prices. There was also a general softness in demand for video products due to the pending transition to digital products. There will not be a continuing effect in fiscal 2000 on comparable store sales from personal computers as the Company sold a limited number of personal computers in fiscal 1999.

     Gross profit of $113.8 million in fiscal 1999 (27.3% of net sales) was 0.5% higher than the $113.2 million (27.6% of net sales) recorded the prior year. The reduced gross profit margin, as a percent of sales, was primarily the result of the changes in merchandise sales mix discussed above.

     Selling, general and administrative expenses for fiscal 1999 were $93.6 (22.4% of net sales), a 0.5% decline from $94.1 million (22.9% of net sales) in fiscal 1998. The decrease in expense was primarily due to lower advertising expenditures in certain markets (approximately $2.3 million), partially offset by an increase in compensation expense (approximately $1.2 million) resulting from increased total sales and profits.

     Income from operations was $20.2 (4.9% of net sales) in fiscal 1999, a 5.2% increase from $19.2 million (4.7% of net sales) for fiscal 1998. The increase was primarily due to increased total sales and controls over advertising expenditures.

     Interest expense decreased to $6.4 million in fiscal 1999 from $7.1 million in fiscal 1998. The decrease in interest expense is primarily attributable to lower borrowings on the line of credit (average outstanding borrowings of approximately $15.8 million in fiscal 1999 versus approximately $22.2 million in fiscal 1998).

     During fiscal 1999, the Company sold two shopping centers in which it had previously operated retail stores. The Company recorded a gain of approximately $2.4 million from the sale of this real estate.

     Results for the fiscal year ended January 31, 1999 also reflect the impact of the Company's $3.2 million equity investment in two limited partnerships which produce synthetic fuels. The Company recorded a pre-tax charge of approximately $1.3 million to record its share of the partnerships' operating losses. The Company's effective tax rate was also reduced to 26.3% in fiscal 1999 from 39.5% in fiscal 1998, as a result of the Company's share of Federal tax credits earned by the partnerships under Section 29 of the Internal Revenue Code.

     Effective February 1, 1999, the Company entered into an agreement to sell a portion of its investment in one of the limited partnerships, which will result in a reduction in the Company's ownership interest from 30% to 17%. The total sales proceeds to be received by the Company are contingent upon the amount of Federal income tax credits generated by the limited partnership attributable to the 13% interest sold by the Company. The Company will receive cash proceeds on a quarterly basis beginning in the first quarter of fiscal 2000 (April 30, 1999). The Company does not anticipate that the sale of this interest will result in a loss.

     As a result of the foregoing, net income was $11.2 and $7.4 million for fiscal 1999 and 1998, respectively.

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1998 AND 1997

     Net sales in fiscal 1998 were $411.0, a 3.8% decrease from the $427.4 million achieved in fiscal 1997. This decrease was caused by a decline of 10.5% in comparable store sales, partially offset by the first full year of sales for 35 stores opened in the previous fiscal year. During fiscal 1998, the Company opened eight stores and closed eight, while during fiscal 1997 the Company opened 35 stores and closed 12. The Company had 222 stores open at both January 31, 1998 and 1997.

     Comparable stores sales were negatively impacted by the Company's decision to discontinue selling personal computers (approximately 2.0%) and general weakness in the video, audio and television categories partly due to the approaching transition to digital technology, declining prices and increased competition. The decision to discontinue selling personal computers will continue to negatively impact comparable store sales in fiscal 1999. The appliance category continued to expand (overall 4.1% increase) as the Company had expanded its offering and marketing efforts of this category. The Company also recognized a higher amount of extended service contract revenues on the straight-line basis as higher sales levels from recent years began to amortize.

     Gross profit of $113.2 million in fiscal 1998 (27.6% of net sales) was 3.3% higher than the $109.6 million (25.6% of net sales) recorded in the prior year. The improved gross profit margin, as a percent of sales, was primarily the result of lower merchandise cost on certain products due to opportunistic purchasing and the recognition of a higher amount of extended service contract revenues, which generally have a higher gross profit margin.

     Selling, general and administrative expenses for fiscal 1998 were $94.1 million (22.9% of net sales), a 2.4% increase over the $91.9 million (21.5% of net sales) in fiscal 1997. The increase in expense was primarily due to an increase in incentive commissions for sales personnel (approximately $2.6 million). Selling, general and administrative expenses as a percent of net sales also increased due to the decline in comparable store sales.

     Income from operations was $19.2 million (4.7% of net sales) in fiscal 1998, an 8.5% increase from the $17.7 million (4.1% of net sales) for fiscal 1997. The increase was primarily due to the improved gross profit margin.

     Interest expense increased to $7.1 million in fiscal 1998 from $5.6 million in fiscal 1997. The increase in interest expense is primarily attributable to additional mortgage debt outstanding for the full fiscal year on stores opened in fiscal 1997 (average outstanding borrowings of approximately $55.1 million in fiscal 1998 compared to $40.8 million and fiscal 1997).

     The effective tax rate was 39.5% for fiscal 1998 and 1997.

     As a result of the foregoing, net income was $7.4 million in fiscal 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of financing have been cash flow provided by net income, mortgages on owned properties and borrowings under its revolving line of credit.

     Net cash provided by operating activities was $10.2 million and $35.5 million for fiscal 1999 and 1998, respectively. For fiscal 1999, operating cash flow was provided by net income of $11.2 million adjusted for the net impact of non-cash items of $1.0 million, which primarily consisted of depreciation, the gain on sale of real estate and the Company's equity interest in the losses of the limited partnership investments. Cash was also provided by an increase in accounts payable of $2.8 million, primarily due to extended payment terms and the timing of payments to vendors. Cash was used by an increase in inventory of $5.5 million generally due to the timing of purchases.

     For fiscal 1998, operating cash flow was provided by net income of $7.4 million and $200,000 of deferred income from sales of extended service contracts, adjusted for other non-cash charges of $2.0 million. Cash was provided by a decrease in inventory of $8.5 million, primarily as a result of the discontinuation of the sale of personal computers and a general inventory reduction in the consumer electronics categories due to lower demand. Cash was also provided by an increase in accounts payable of $18.6 million due to the timing of purchases and extended payment terms from various vendors.

     At January 31, 1999, working capital was $77.4 million compared to $77.3 million at January 31, 1998. The ratio of current assets to current liabilities was 1.9 to 1 at January 31, 1999 compared to 2.0 to 1 at January 31, 1998.

     Capital expenditures in fiscal 1999 totaled $12.7 million. Expenditures were primarily to open 12 retail stores (approximately $7.9 million), relocate two stores (approximately $2.1 million) and the purchase of three previously leased stores (approximately $2.1 million). In fiscal 1999, the Company also invested $3.2 million in two synthetic fuel limited partnerships. Capital expenditures in fiscal 1998 totaled $8.0 million and were primarily associated with the opening of eight stores and the construction of a distribution center in Cheyenne, Wyoming.

     During fiscal 1999, the Company purchased 632,000 shares of its common stock for $7.5 million. During fiscal 1998, the Company purchased 567,000 shares of its common stock for $5.0 million. At January 31, 1999, the Company is authorized by its Board of Directors to purchase an additional 465,000 shares of its common stock and all shares purchased will be held in treasury for possible future use.

     Subsequent to January 31, 1999, the Company received total proceeds of approximately $1.7 million from the exercise by employees of 512,079 of non-qualified stock options at a price of $3.38 per share.

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

     At January 31, 1999 and 1998, no borrowings were outstanding on the revolving credit agreement. A total of approximately $84.1 million was available at January 31, 1999. Borrowing levels vary during the course of a year based on the Company's seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 1999 were approximately $41.9 million, which existed immediately prior to the Christmas selling season due to the build-up of seasonal inventory requirements. The weighted average interest rate was 9.6% (including commitment fees) for fiscal 1999. The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

     At January 31, 1999, the Company had approximately $58.6 million of mortgage debt outstanding (including $7.0 million obtained in fiscal 1999 from mortgaging eight properties) at a weighted average interest rate of 8.8%, with maturities from 2000 to 2014. The Company has balloon payments due totaling approximately $800,000 over the next two fiscal years, which the Company expects to either refinance with long-term mortgage debt or satisfy through borrowings on the revolving credit agreement.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's business is seasonal. As is the case with many other retailers, the Company's net sales and net income are greatest in its fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 34.5% and 35.2% of net sales and 49.8% and 50.4% of income from operations in fiscal 1999 and 1998, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

IMPACT  OF INFLATION

     The impact of inflation has not been material to the Company's results of operations for the past three fiscal years.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the consolidated financial statements because the Company does not currently hold any derivative instruments.

YEAR 2000 ISSUE

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

     The Company has a staff of internal resources (the "Year 2000 Team") to address Year 2000 issues. This team believes that it has identified substantially all hardware and software systems within the Company which may be susceptible to Year 2000 issues. Projects have been established to address all significant Year 2000 issues. The Year 2000 Team reports regularly to senior management on the progress of significant Year 2000 projects.

     Most Year 2000 activities are to test hardware and software systems, including non-information technology systems such as telephones and store security systems. The Company has determined that it needs to modify some of its software. The Company believes all hardware systems are Year 2000 compliant. The Company is reprogramming all of the systems impacted by Year 2000 issues and these efforts were substantially complete by January 31, 1999. The testing of these reprogramming efforts is currently in process. The Company is also currently working with outside vendors on the compliance status of telephones and store security systems.

     The Company has initiated communications with significant suppliers, customers and other relevant third parties that transact business with the Company to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. However, there can be no certainty that the impacted systems and products of other parties on which the Company relies will be Year 2000 compliant.

     The Company generally believes that its vendors who supply products to the Company for resale are responsible for Year 2000 functionality of those products. However, should product failures occur, the Company may be required to address the administrative aspects of those failures, such as handling product returns or repairs.

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

     While the Company believes it is diligently addressing the Year 2000 issues to ensure Year 2000 readiness, there can be no absolute assurance that the objective will be achieved either internally or as it relates to third parties. The Company anticipates completing substantially all of its Year 2000 projects by July 31, 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of January 31, 1999, the Company had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

     The revolving credit agreement expires on July 31, 2000. Available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $150 million for the months of July through December or (ii) the sum of specified percentages of eligible accounts receivable and eligible inventories, as defined. The interest rate charged on borrowings is prime or LIBOR plus 1.875% and commitment fees of 1/4% are payable on the unused portion. There were no borrowings outstanding at January 31, 1999.

     Substantially all of the mortgage notes payable consist of fixed rate debt. The interest rates are fixed from two to 15 years and range from 6.9% to 9.95%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The fair value of the Company's long-term mortgage debt at January 31, 1999 was approximately $60.9 million. The fair value was estimated based on rates available to the Company for debt with similar terms and maturities.

Maturities of long-term debt are as follows (in thousands):

                    YEAR ENDING JANUARY 31,              AMOUNT
                    -----------------------              ------
                          2000                         $  3,114
                          2001                            4,060
                          2002                            6,166
                          2003                            5,067
                          2004                            5,325
                          Thereafter                     34,860
                                                       ---------
                                                        $58,592
                                                       =========


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REX STORES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1999 AND 1998


                                                                                   1999             1998
                                                                                 -----------     ----------
                                                      ASSETS                             (In Thousands)

CURRENT ASSETS:
     Cash and cash equivalents                                                    $  11,912       $  16,937
     Accounts receivable, net of allowance for doubtful accounts of $430 and
       $428 in 1999 and 1998, respectively (Note 5)                                   2,297           2,775
     Merchandise inventory (Note 5)                                                 132,002         126,498
     Prepaid expenses and other                                                       2,039           2,078
     Equity investment in limited partnerships (Note 2)                               1,838              --
     Future income tax benefits                                                       9,366           7,899
                                                                                 -----------     ----------
                  Total current assets                                              159,454         156,187

PROPERTY AND EQUIPMENT, NET (Notes 1, 5 and 6)                                       98,891          93,165
FUTURE INCOME TAX BENEFITS                                                            8,109           9,541
RESTRICTED INVESTMENTS (Note 1)                                                       1,828           1,637
                                                                                 -----------     ----------
                  Total assets                                                    $ 268,282       $ 260,530
                                                                                 ===========     ==========
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term mortgage debt (Note 6)                          $   3,114       $   2,959
     Current portion of deferred income and deferred gain on sale
       and leaseback (Notes 1 and 8)                                                 11,453          11,402
     Accounts payable, trade                                                         52,674          49,832
     Accrued income taxes                                                               147           1,671
     Accrued payroll                                                                  5,889           5,810
     Other current liabilities                                                        8,817           7,263
                                                                                 -----------     ----------
                  Total current liabilities                                          82,094          78,937
LONG-TERM LIABILITIES:
     Long-term mortgage debt (Note 6)                                                55,478          52,661
     Deferred income (Note 1)                                                        16,723          17,886
     Deferred gain on sale and leaseback (Note 8)                                     3,777           5,264
                                                                                 -----------     ----------
                  Total long-term liabilities                                        75,978          75,811
COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)
SHAREHOLDERS' EQUITY (Notes 4, 5, and 7):
     Common stock, 45,000 shares authorized, 9,767 and 9,688
       shares issued, at par                                                             98              97
     Paid-in capital                                                                 58,596          57,896
     Retained earnings                                                               75,370          64,175
     Treasury stock, 2,587 and 1,955 shares                                         (23,854)        (16,386)
                                                                                 -----------     ----------
                  Total shareholders' equity                                        110,210         105,782
                                                                                 -----------     ----------
                  Total liabilities and shareholders' equity                      $ 268,282       $ 260,530
                                                                                 ===========     ==========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     REX STORES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


                                                          1999             1998           1997
                                                       ---------       ---------       ---------
                                                                     (In Thousands,
                                                                Except Per Share Amounts)

NET SALES                                              $ 416,673       $ 411,005       $ 427,378
                                                       ---------       ---------       ---------
COSTS AND EXPENSES:
     Cost of merchandise sold                            302,894         297,757         317,767
     Selling, general and administrative expenses         93,578          94,055          91,905
                                                       ---------       ---------       ---------
                  Total costs and expenses               396,472         391,812         409,672
                                                       ---------       ---------       ---------

INCOME FROM OPERATIONS                                    20,201          19,193          17,706

INVESTMENT INCOME                                            347             202              85
INTEREST EXPENSE                                          (6,448)         (7,143)         (5,624)
GAIN ON SALE OF REAL ESTATE                                2,410            --              --
EQUITY IN LOSSES OF LIMITED PARTNERSHIPS                  (1,312)           --              --
                                                       ---------       ---------       ---------

Income before provision for
   income taxes                                           15,198          12,252          12,167

PROVISION FOR INCOME TAXES                                 4,003           4,840           4,805
                                                       ---------       ---------       ---------

NET INCOME                                             $  11,195       $   7,412       $   7,362
                                                       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             7,427           7,919           8,948
                                                       ---------       ---------       ---------

BASIC NET INCOME PER SHARE                             $    1.51       $    0.94       $    0.82
                                                       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                     7,833           8,178           9,219
                                                       ---------       ---------       ---------


DILUTED NET INCOME PER SHARE                           $    1.43       $    0.91       $    0.80
                                                       =========       =========       =========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


                                                                    1999           1998           1997
                                                                  --------       --------       --------
                                                                              (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $ 11,195       $  7,412       $  7,362
     Adjustments to reconcile net income to net cash
        provided by operating activities-
         Depreciation and amortization, net                          3,194          2,979          2,943
         Gain on sale of real estate                                (2,410)          --             --
         Equity in losses of limited partnerships                    1,312           --             --
         Deferred income                                              (993)           165          3,221
         Deferred income tax provision                                (137)        (1,015)        (2,054)
     Changes in assets and liabilities -
         Accounts receivable                                           478         (1,298)           127
         Merchandise inventory                                      (5,504)         8,535         11,533
         Other current assets                                          131         (2,228)          (323)
         Accounts payable, trade                                     2,842         18,567         (8,260)
         Other current liabilities                                     109          2,400         (3,678)
                                                                  --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           10,217         35,517         10,871
                                                                  --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (12,736)        (8,015)       (23,448)
     Proceeds from sale of real estate and capital disposals         4,630            573            552
     Equity investment in limited partnerships                      (3,150)          --             --
     Restricted investments                                           (191)             8           (120)
                                                                  --------       --------       --------
NET CASH USED IN INVESTING ACTIVITIES                              (11,447)        (7,434)       (23,016)
                                                                  --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in note payable                              --          (12,142)         2,815
     Proceeds from long-term debt                                    7,003          4,473         21,911
     Payments of long-term debt                                     (4,031)        (3,086)        (2,318)
     Common stock issued                                               701            668            497
     Treasury stock acquired                                        (7,468)        (5,018)        (7,486)
                                                                  --------       --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                                     (3,795)       (15,105)        15,419
                                                                  --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                    (5,025)        12,978          3,274

CASH AND CASH EQUIVALENTS, beginning of year                        16,937          3,959            685
                                                                  --------       --------       --------

CASH AND CASH EQUIVALENTS, end of year                            $ 11,912       $ 16,937       $  3,959
                                                                  ========       ========       ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


                                               Common Stock
                                 -------------------------------------------
                                       Issued                   Treasury
                                 ------------------        ------------------      Paid-In      Retained
                                 Shares     Amount         Shares      Amount      Capital      Earnings
                                 ------     ------         ------      ------      -------      --------
                                                            (In Thousands)

BALANCE, January 31, 1996        9,521      $    95          534      $ 3,882      $56,732      $49,401

Net income                        --           --           --           --           --          7,362

Treasury stock acquired           --           --            854        7,486         --           --

Common stock issued                 81            1         --           --            497         --
                                 -----      -------        -----      -------      -------      -------

BALANCE, January 31, 1997        9,602           96        1,388       11,368       57,229       56,763

Net income                        --           --           --           --           --          7,412

Treasury stock acquired           --           --            567        5,018         --           --

Common stock issued                 86            1         --           --            667         --
                                 -----      -------        -----      -------      -------      -------

BALANCE, January 31, 1998        9,688           97        1,955       16,386       57,896       64,175

Net income                        --           --           --           --           --         11,195

Treasury stock acquired           --           --            632        7,468         --           --

Common stock issued                 79            1         --           --            700         --
                                 -----      -------        -----      -------      -------      -------

BALANCE, January 31, 1999        9,767      $    98        2,587      $23,854      $58,596      $75,370
                                 =====      =======        =====      =======      =======      =======


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

       (a) Principles of Consolidation--The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates 228 retail consumer electronics and appliance stores under the REX name in 35 states.

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

       (c) Cash Equivalents--Cash equivalents are principally short-term investments with original maturities of less than three months. The carrying amount of cash equivalents is a reasonable estimate of fair value.

       (d) Merchandise Inventory--Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out (FIFO) basis, including certain costs associated with purchasing, warehousing and transporting merchandise. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (K&C), is valued at the lower of cost or market using the last-in, first-out (LIFO) method. Following the lower of cost or market principle, the K&C inventory value using the LIFO method ($32,405,000 and $30,203,000 at January 31, 1999 and 1998, respectively) is equivalent to the FIFO value for all years presented. Six suppliers accounted for approximately 55% of the Company's purchases in 1999.

       (e) Property and Equipment--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over 10 to 12 years. The components of property and equipment at January 31, 1999 and 1998 are as follows:

                                              1999               1998
                                              ----               ----
                                                  ( In thousands)
     Land                                     $  26,716           $  24,779
     Buildings and improvements                  64,586              59,006
     Fixtures and equipment                      15,477              14,615
     Leasehold improvements                      10,217               9,747
                                              ---------             -------
                                                116,996             108,147
     Less:  accumulated depreciation            (18,105)            (14,982)
                                              ---------           ---------
                                              $  98,891           $  93,165
                                              =========           =========

              In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no material impairment losses incurred in the fiscal years ended January 31, 1999, 1998 and 1997.

       (f) Restricted Investments--Restricted investments, which are principally marketable securities, are stated at cost plus accrued interest, which approximates market. The carrying amount of restricted investments approximates fair value. Restricted investments at January 31, 1999 and 1998 are restricted by two states to cover possible future claims under product service contracts.

       (g) Revenue Recognition--The Company recognizes sales of products upon receipt by the customer. The Company will honor returns from customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale.

              The Company also sells product service contracts covering periods beyond the normal manufacturers' warranty periods, usually with terms of coverage (including manufacturers' warranty periods) of between 12 to 60 months. Contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. The Company retains the obligation to perform warranty services and such costs are charged to operations as incurred.

       (h) Interest Cost--Interest expense of $6,448,000, $7,143,000 and $5,624,000 for the years ended January 31, 1999, 1998 and 1997, respectively, is net of approximately $238,000, $33,000 and $193,000 of interest capitalized related to store construction. Total interest expense approximates interest paid for all years presented.

       (i) Loan Acquisition Costs--Direct expenses and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan.

       (j) Advertising Costs--Advertising costs are expensed as incurred. Advertising expense was approximately $30,468,000, $32,813,000 and $33,473,000 in 1999, 1998 and 1997, respectively.

       (k) Store Opening and Closing Costs--Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location. Store closing costs incurred in the fiscal years ended January 31, 1999, 1998 and 1997 were not material.

(2)    INVESTMENT IN LIMITED PARTNERSHIPS-

       During fiscal 1999, the Company invested $3,150,000 in two limited partnerships which produce synthetic fuels. The Company accounts for its ownership interest in the limited partnerships, which approximates 30%, under the equity method. The Company recorded a pre-tax charge of $1,312,000 in fiscal 1999 to reflect its equity in the losses of the limited partnerships. The limited partnerships also earn Federal income tax credits under Section 29 of the Internal Revenue Code based upon the quantity and content of synthetic fuel production. The Company accounts for its share of the income tax credits (approximately $2,000,000 earned in fiscal 1999) as a reduction of the income tax provision in the period earned (See Note 9).

(3)    NET INCOME PER SHARE-

       The Company reports net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share."

       Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year. Common share equivalents include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company's common stock for 1999, 1998 and 1997.

       The following table reconciles the basic and diluted net income per share computations for each year presented:

                                                             1999
                                               ---------------------------------
                                               Income      Shares     Per Share
                                               ------     --------    ----------
       Basic net income per share              $11,195      7,427       $1.51
                                                                        =====
       Effect of stock options                   --           406
                                               -------      -----
       Diluted net income per share            $11,195      7,833       $1.43
                                               =======      =====       =====

                                                             1998
                                               ---------------------------------
                                               Income      Shares     Per Share
                                               ------     --------    ----------
       Basic net income per share              $7,412       7,919       $0.94
                                                                        =====
       Effect of stock options                   --           259
                                               ------       -----
       Diluted net income per share            $7,412       8,178       $0.91
                                               ======       =====       =====

                                                             1997
                                               ---------------------------------
                                               Income      Shares     Per Share
                                               ------     --------    ----------
       Basic net income per share              $7,362       8,948       $0.82
                                                                        =====
       Effect of stock options                   --           271
                                               -------      -----
       Diluted net income per share            $7,362       9,219       $0.80
                                               ======       =====       =====


       For the years ended January 31, 1999, 1998 and 1997, a total of 1,164,000, 1,413,000, and 1,509,000 shares, subject to outstanding options were not included in the common equivalent shares calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.

       SFAS No. 128 replaced the calculation of primary and fully diluted net income per share under previous accounting standards with basic and diluted net income per share. As a result of adopting SFAS No. 128, the Company restated primary net income per share of $0.80 to basic net income per share of $0.82 for the year ended January 31, 1997. There was no impact of restating fully diluted net income per share to diluted net income per share for the year ended January 31, 1997.

(4)    COMMON STOCK TRANSACTIONS-

       During the years ended January 31, 1999, 1998 and 1997, the Company purchased 632,000, 567,000 and 854,000 shares of its common stock for $7,468,000, $5,018,000 and $7,486,000, respectively. The Company is authorized by its Board of Directors to purchase an additional 465,000 shares of its common stock and all shares purchased will be held in treasury for possible future use.

(5)    REVOLVING LINE OF CREDIT-

       The Company has a revolving credit agreement with seven banks which expires on July 31, 2000. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $150 million for the months of July through December or (ii) the sum of specified percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by any letter of credit commitments outstanding. The Company had no outstanding borrowings under the revolving credit agreement at January 31, 1999 and January 31, 1998. At January 31, 1999, a total of approximately $84.1 million was available for borrowings under the revolving credit agreement.

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

(6)    LONG-TERM MORTGAGE DEBT-

       Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. Interest rates range from 6.9% to 9.95%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term.

       Maturities of long-term debt are as follows (in thousands):

      Year Ending
      January 31,                                          Amount
      -----------                                          ------
      2000                                                 $  3,114
      2001                                                    4,060
      2002                                                    6,166
      2003                                                    5,067
      2004                                                    5,325
      Thereafter                                             34,860
                                                            -------
                                                            $58,592
                                                            =======

       The fair value of the Company's long-term debt at January 31, 1999 and 1998 was approximately $60.9 million and $56.6 million, respectively. The fair value was estimated based on rates available to the Company for debt with similar terms and maturities.

(7)    EMPLOYEE BENEFITS-

       Stock Option Plans--The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan (the Omnibus Plan). Under the Omnibus Plan, the Company may grant to officers and key employees awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plan also provides for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each stock based award must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 2,000,000 shares of common stock are authorized for issuance under the Omnibus Plan and at January 31, 1999, 21,405 shares remained available for issuance. At January 31, 1999, 91,559 stock options also remained outstanding under the 1984 Incentive Stock Option Plan which expired in fiscal 1995.

       On October 14, 1998, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 650,000 shares at an exercise price of $9.94 per share, which represented the market price on the date of grant. These options vest over a three-year period commencing on December 31, 2000, and all of these options remained outstanding at January 31, 1999. At January 31, 1999, non-qualified stock options awarded in 1989 also remained outstanding and exercisable for 512,079 shares at an exercise price of $3.38 per share, which represented the market price on the date of grant. All 512,079 of these non-qualified stock options were exercised subsequent to year-end on March 23, 1999.

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

                                                                      1999           1998           1997
                                                                      ----           ----           ----
       Net income (000's):                 As reported             $ 11,195        $ 7,412        $ 7,362
                                           Pro forma                  9,370          6,167          5,932

       Basic net income per share:         As reported             $   1.51       $   0.94       $   0.82
                                           Pro forma                   1.26           0.78           0.66

       Diluted net income per share:       As reported             $   1.43       $   0.91       $   0.80
                                           Pro forma                   1.25           0.79           0.72



      The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: risk-free interest rate of 5.7%, 5.7% and 6.3%; expected volatility of 39.2%, 41.5% and 46.7%; and a weighted average stock option life of 9 years, 5 years and 5 years. In accordance with the provisions of SFAS No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

       The following summarizes stock option activity for the years ended January 31, 1999, 1998 and 1997 (options granted and cancelled during fiscal 1998 include the effect of the February 26, 1997 re-pricing):

                                                  1999                       1998                        1997
                                     ---------------------------    ----------------------     ----------------------
                                                      Weighted                   Weighted                    Weighted
                                                      Average                    Average                      Average
                                     Shares          Exercise      Shares       Exercise        Shares       Exercise
                                     (000's)           Price        (000's)       Price         (000's)       Price
                                     ------          ---------      ------        -------       ------        -------
       Outstanding at beginning
       of year                            2,288        $11.06         2,119       $12.15         2,069        $11.60
       Granted                              997         10.54           653         9.13           202         15.47
       Exercised                            (79)         7.54           (86)        7.20           (81)         5.34
       Canceled or expired                  (11)        13.18          (398)       14.54           (71)        14.62
                                          -----        ------         -----        -----         -----        ------
       Outstanding at end of year         3,195        $10.98         2,288       $11.06         2,119        $12.15
                                          =====        ======         =====       ======         =====        ======
       Exercisable at end of year         1,639        $11.10         1,368       $10.62         1,143        $10.37
                                          =====        ======         =====       ======         =====        ======
       Weighted average fair
       value of options granted           $6.46                       $4.68                      $8.30
                                          =====                       =====                      =====


       Price ranges and other information for stock options outstanding as of January 31, 1999 were as follows:



                                     Outstanding                         Exercisable
                       --------------------------------------   -------------------------------
                                    Weighted       Weighted                        Weighted
         Range of                   Average         Average                         Average
         Exercise       Shares       Exercise      Remaining          Shares        Exercise
          Prices        (000's)       Price           Life           (000's)         Price
 ------------------    ---------   ------------   -----------        -------       ----------
   $3.38                  512         $3.38          0.8 yrs.          512           $3.38
   $8.13 to $11.50      1,519          9.98          8.0 yrs.          225            8.69
   $12.50 to $18.13     1,159         15.60          5.5 yrs.          898           16.07
   $18.98                   5         18.98          0.2 yrs.            4           18.98
                        -----        ------          -------          -----         ------
                        3,195        $10.98          5.9 yrs.         1,639         $11.10
                        =====        ======          =======          =====         ======


       Profit Sharing Plan--The Company has a qualified, noncontributory profit sharing plan covering full-time employees who meet certain eligibility requirements. The Plan also provides for allows 401(k) savings contributions by participants with certain Company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed matching amounts of approximately $36,000, $31,000 and $28,000 for the years ended January 31, 1999, 1998 and 1997, respectively, under the Plan.

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

       On August 30, 1989, the Company completed a transaction for the sale and leaseback of certain stores and warehouse facilities under an initial 15-year lease term. This transaction resulted in a pre-tax financial statement gain of $15.6 million, which was deferred and is being amortized as a reduction to lease expense over the term of the leases. The unamortized deferred gain at January 31, 1999 was approximately $4.6 million.

       During the year ended January 31, 1999, the Company purchased three store locations that were leased pursuant to the sale/leaseback. For financial statement purposes, the purchase of these three stores resulted in approximately $660,000 of the deferred gain associated with the sale/leaseback being recorded as a reduction in the carrying value of properties purchased.

       The following is a summary of rent expense under operating leases (in thousands):

        Years ended            Minimum                Gain              Sublease
        January 31,            Rentals            Amortization           Income           Total
        -----------            -------            ------------          ---------         -----
            1999               $9,729               $(943)              $(1,854)           $6,932
            1998                9,453                (943)               (1,713)            6,797
            1997                9,076                (629)               (1,503)            6,944



       Future minimum annual rentals and gain amortization on non-cancelable leases as of January 31, 1999 are as follows (in thousands):

                                                 Minimum            Gain
         Years ended January 31,                 Rentals          Amortization
      ---------------------------               ---------       ----------------
           2000                                   $  8,663          $  824
           2001                                      8,113             824
           2002                                      7,102             824
           2003                                      5,924             824
           2004                                      5,384             824
           2005 and thereafter                       3,981             481
                                                   -------          ------
                                                   $39,167          $4,601
                                                   =======          ======



 (9)   INCOME TAXES-

       The provision for income taxes for the years ended January 31, 1999, 1998 and 1997 consists of the following (in thousands):

                                              Years Ended January 31,
                                    -------------------------------------------
                                     1999              1998              1997
                                     ----              ----              ----
       Federal:
            Current                  $3,304            $5,007           $ 5,803
            Deferred                   (217)             (957)           (1,824)
                                     ------            ------            ------
                                      3,087             4,050             3,979
                                     ------            ------            ------
       State and Local:
            Current                     836               848             1,056
            Deferred                     80               (58)             (230)
                                     ------            ------            ------
                                        916               790               826
                                     ------            ------            ------
                                     $4,003            $4,840            $4,805
                                     ======            ======            ======

        The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                    January 31,
                                                              ----------------------
                                                              1999              1998
                                                              ----              ----
       Assets:
            Deferral of service contract income                 $9,853         $  9,991
            Sale and leaseback deferred gain                     1,842            2,172
            Accrued liabilities                                  2,757            2,257
            Other items                                          4,053            3,291
                                                                ------          -------
                                                                18,505           17,711
       Liabilities:
            Depreciation                                        (1,030)            (271)
                                                              --------         --------
                Total net future income tax benefits          $ 17,475         $ 17,440
                                                              ========         ========


       The Company paid income taxes of $5,633,000, $7,604,000 and $9,801,000 in the years ended January 31, 1999, 1998 and 1997, respectively.

       The effective income tax rate on consolidated pre-tax income differs from the Federal income tax statutory rate as follows:

                                                                                Years Ended January 31,
                                                                            --------------------------------
                                                                            1999          1998          1997
                                                                            ----          ----          ----
       Federal income tax at statutory rate                                  35.0%         35.0%         35.0%
       Tax credits from investment in limited partnerships (See Note 2)     (13.2)          --            --
       State and local taxes, net of federal tax benefit                      3.9           4.2           4.1
       Other                                                                  0.6           0.3           0.4
                                                                             ----          ----          ----
                                                                             26.3%         39.5%         39.5%
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

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of REX Stores Corporation:

     We have audited the accompanying consolidated balance sheets of REX Stores Corporation (a Delaware corporation) and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.

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

Cincinnati, Ohio,                                  /s/ Arthur Andersen LLP
     March 24, 1999

                                REX STORES CORPORATION AND SUBSIDIARIES
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                                          (In Thousands)

                                                   Additions               Deductions
                                                   ---------              -----------------
                                    Balance                               Charges for Which
                                    Beginning      Charged Cost             Reserves Were          Balance End
                                    of Year        and Expenses               Created                of Year
                                    ---------      ------------           -----------------        -----------
1999
----
Allowance for doubtful
 accounts

                                      $428             $300                      $298                   $430
                                      ====             ====                      ====                   ====

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on June 7, 1999, except for certain information concerning the executive officers of the Company which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 7, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 7, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on June 7, 1999 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

     The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference as part of this report at Item 8 hereof.

     Consolidated Balance Sheets as of January 31, 1999 and 1998

     Consolidated Statements of Income for the years ended January 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity for the years ended January 31, 1999, 1998 and 1997

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

     (a)(3) Exhibits.

     See Exhibit Index at page 43 of this report.

     Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      REX STORES CORPORATION

                                                      By  STUART ROSE
                                                      -----------------------
                                                      Stuart Rose
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                      Date:  April 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                       CAPACITY                            DATE
---------------------                           --------                            -----
STUART ROSE                                     Chairman of the Board               )
---------------------                           and Chief Executive                 )
Stuart Rose                                     Officer (principal                  )
                                                executive officer)                  )
                                                                                    )
                                                                                    )
DOUGLAS BRUGGEMAN                               Vice President-Finance              )
---------------------                           and Treasurer (principal            )
Douglas Bruggeman                               financial and accounting            )
                                                officer)                            )
                                                                                    )
                                                                                    )
LAWRENCE TOMCHIN*                               President, Chief Operating          )
---------------------                           Officer and Director                )
Lawrence Tomchin                                                                    ) April 15, 1999
                                                                                    )
                                                                                    )
EDWARD KRESS                                    Secretary and Director              )
---------------------                                                               )
Edward Kress                                                                        )
                                                                                    )
ROBERT DAVIDOFF*                                Director                            )
---------------------                                                               )
Robert Davidoff                                                                     )
                                                                                    )
                                                                                    )
LEE FISHER*                                     Director                            )
---------------------                                                               )
Lee Fisher                                                                          )
                                                                                    )
*By STUART ROSE                                                                     )
   ------------------                                                               )
   (Stuart Rose,
   Attorney-in-Fact)

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

(10) Material contracts:

     10(a)*  Employment Agreement dated September 1, 1995 between Rex Radio and
             Television, Inc. and Stuart Rose (incorporated by reference to
             Exhibit 10(a) to Form 10-Q for quarter ended October 31, 1995,
             File No. 0-13283)

     10(b)*  Employment Agreement dated October 14, 1998 between Rex Radio and
             Television, Inc. and Stuart Rose (incorporated by reference to
             Exhibit 10.1 to Form 10-Q for quarter ended October 31, 1998,
             File No. 0-13283)

     10(c)*  Employment Agreement dated September 1, 1995 between Rex Radio and
             Television, Inc. and Lawrence Tomchin (incorporated by reference to
             Exhibit 10(b) to Form 10-Q for quarter ended October 31, 1995, File
             No. 0-13283)

     10(d)*  Employment Agreement dated October 14, 1998 between Rex Radio and
             Television, Inc. and Lawrence Tomchin (incorporated by reference to
             Exhibit 10.2 to Form 10-Q for quarter ended October 31, 1998, File
             No. 0-13283)

     10(e)* Executive Stock Option dated October 14, 1998 granting Stuart Rose an option to purchase 500,000 shares of registrant's Common Stock
             (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended October 31, 1998, File No. 0-13283)

     10(f)*  Executive Stock Option dated October 14, 1998 granting Lawrence
             Tomchin an option to purchase 150,000 shares of registrant's Common
             Stock (incorporated by reference to Exhibit 10.4 to Form 10-Q for quarter ended October 31, 1998, File No. 0-13283)

     10(g)* Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended
             October 31, 1989, File No. 0-13283)

     10(h)* Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant's Common Stock
             (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

     10(i)*  1984 Incentive Stock Option Plan, as amended effective February 6,
             1992 (incorporated by reference to Exhibit 10(a) to Form 10-K for fiscal year ended January 31, 1992, File No. 0-13283)

     10(j)* 1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 1 to Form S-8 Registration
             Statement No. 33-81706)

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

(21) Subsidiaries of the registrant:

     21(a) Subsidiaries of registrant.......................................................47

(23) Consents of experts and counsel:

     23(a) Consent of Arthur Andersen LLP to use its report dated March 24, 1999 included in this annual report on Form 10-K into registrant's
           Registration Statements on Form S-8 (Registration Nos. 33-3836,
           33-81706, 33-62645, 333-69081 and
           333-69089).......................................................................48

(24) Power of attorney:

           Powers of attorney of each person whose name is signed to this report on Form 10-K pursuant to a power of attorney..................................49-51

(27) Financial data schedule:

           Financial data schedule..........................................................52

(99) Additional exhibits:

           Cautionary Statement under the Safe Harbor for Forward-Looking
           Statements in the Private Securities Litigation Reform Act of
           1995 (incorporated by reference to Exhibit 99 to Form 10-Q for quarter ended October 31, 1997, File No. 0-13283)

           COPIES OF THE EXHIBITS NOT CONTAINED HEREIN MAY BE OBTAINED BY
           WRITING TO EDWARD M. KRESS, SECRETARY, REX STORES CORPORATION,
           2875 NEEDMORE ROAD, DAYTON, OHIO 45414.
-----------

     Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.