Form 10-Q
period 1999-04-30
REX STORES CORP
filed 1999-06-14
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ending April 30, 1999

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

At the close of business on June 14, 1999, the registrant had 7,523,676 shares of Common Stock, par value $.01 per share, outstanding.

            REX STORES CORPORATION AND SUBSIDIARIES

                              INDEX


                                                                      Page


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Condensed Balance Sheets.........               3
            Consolidated Statements of Income.............               5
            Consolidated Statements of Shareholders'
              Equity......................................               6
            Consolidated Statements of Cash Flows.........               7
            Notes to Consolidated Financial Statements....               8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................              10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................              15

                                       2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS

                                      April 30     January 31      April 30
                                        1999          1999            1998
                                                  (In Thousands)
ASSETS:
   Cash and cash equivalents          $   9,349    $  11,912       $  2,260
   Accounts receivable, net               1,030        2,297            366
   Merchandise inventory                144,827      132,002        142,737
   Prepaid expenses and other             2,390        2,039          3,490
   Equity investment in limited
     partnerships                         1,364        1,838              -
   Future income tax benefits             9,366        9,366          7,899
                                      ---------    ---------       --------
       Total current assets             168,326      159,454        156,752

PROPERTY AND EQUIPMENT, NET              99,304       98,891         94,063
FUTURE INCOME TAX BENEFITS                8,109        8,109          9,541
RESTRICTED INVESTMENTS                    1,919        1,828          1,700
                                      ---------    ---------       --------
       Total assets                   $ 277,658    $ 268,282       $262,056
                                      =========    =========       ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                       $      -    $       -       $ 11,608
   Current portion of long-term debt      3,165        3,114          3,045
   Current portion, deferred income
     and deferred gain on
     sale and leaseback                  11,440       11,453         11,371
   Accounts payable, trade               61,031       52,674         43,548
   Accrued income taxes                       -          147            270
   Accrued payroll                        4,574        5,889          3,649
   Other liabilities                      9,639        8,817          7,237
                                      ---------    ---------       --------
       Total current liabilities         89,849       82,094         80,728
                                      ---------    ---------       --------
                                     3

Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
   Long-term debt                       55,904        55,478         52,490
   Deferred income                      16,263        16,723         17,426
   Deferred gain on sale and
     leaseback                           3,571         3,777          5,028
                                     ---------     ---------      ---------
       Total long-term liabilities      75,738        75,978         74,944
                                     ---------     ---------      ---------

SHAREHOLDERS' EQUITY:
   Common stock                             98            98             97
   Paid-in capital                      55,715        58,596         58,224
   Retained earnings                    77,457        75,370         65,194
   Treasury stock                      (21,199)      (23,854)       (17,131)
                                     ---------     ---------      ---------
       Total shareholders' equity      112,071       110,210        106,384
                                     ---------     ---------      ---------
       Total liabilities and
         shareholders' equity        $ 277,658     $ 268,282      $ 262,056
                                     =========     =========      =========

[FN]

          The accompanying notes are an integral part of
             these unaudited consolidated statements.
                                     4

             REX STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                                   Three Months Ended
                                         April 30
                                   1999           1998

                          (In Thousands, Except Per Share Amounts)

NET SALES                         $  99,056       $  87,964
                                  ---------       ---------
COSTS AND EXPENSES:
   Cost of merchandise sold          72,613          63,982
   Selling, general and
     administrative expenses         22,785          21,216
                                  ---------       ---------
Total costs and expenses             95,398          85,198
                                  ---------       ---------
INCOME FROM OPERATIONS                3,658           2,766

INVESTMENT INCOME                       149             178
INTEREST EXPENSE                     (1,303)         (1,259)
INCOME FROM LIMITED PARTNERSHIPS        280               0
                                  ---------       ---------

Income before income taxes            2,784           1,685

PROVISION FOR INCOME TAXES              697             666
                                  ---------       ---------
NET INCOME                        $   2,087       $   1,019
                                  =========       =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           7,380           7,697
                                  =========       =========
BASIC NET INCOME PER SHARE        $    0.28       $    0.13
                                  =========       =========
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                  7,638           8,037
                                  =========       =========
DILUTED NET INCOME PER SHARE      $    0.27       $    0.13
                                  =========       =========

[FN]
          The accompanying notes are an integral part of
             these unaudited consolidated statements.
                                     5

             REX STORES CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                               Common Shares
                       -------------------------------
                           Issued         Treasury       Paid-in   Retained
                       Shares  Amount   Shares Amount    Capital   Earnings
                                                  (In Thousands)
Balance at
  April 30, 1998       9,735   $   97   2,025  $17,131   $58,224   $65,194

Common stock
  issued                  32        1       0        0       372         0

Treasury stock
  acquired                 0        0     562    6,723         0         0

Net income                 0        0       0        0         0    10,176
                       -----   ------   -----   ------   -------   -------

Balance at
  January 31, 1999     9,767   $   98   2,587  $23,854   $58,596   $75,370

Common stock
  issued                  14        0    (512)  (4,721)   (2,881)        0

Treasury stock
  acquired                 0        0     146    2,066         0         0

Net income                 0        0       0        0         0     2,087
                       -----   ------   -----   ------   -------   -------
Balance at
  April 30, 1999       9,781   $   98   2,221  $21,199   $55,715   $77,457
                      ======   ======   =====  =======   =======   =======


[FN]
          The accompanying notes are an integral part of
             these unaudited consolidated statements.
                                     6

              REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                      April 30
                                                  1999         1998
                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  2,087     $  1,019
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization, net                829          781
     Equity in losses of limited
       partnerships                                    474            -
     Deferred income                                (1,136)        (491)
     Changes in assets and liabilities
     Accounts receivable                             1,267        2,409
     Merchandise inventory                         (12,825)     (16,239)
     Other current assets                             (353)      (1,414)
     Accounts payable, trade                         8,357       (6,284)
     Other liabilities                                (733)      (3,588)
                                                  --------     --------
NET CASH USED IN OPERATING ACTIVITIES               (2,033)     (23,807)
                                                  --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (1,713)      (1,913)
     Capital disposals                               1,023            -
     Restricted investments                            (91)         (63)
                                                  --------     --------
NET CASH USED IN INVESTING ACTIVITIES                 (781)      (1,976)
                                                  --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable                           -       11,608
     Payments of long-term debt                     (1,203)        (723)
     Long-term debt borrowings                       1,680          638
     Common stock issued                               112          328
     Treasury stock issued                           1,728            0
     Treasury stock acquired                        (2,066)        (745)
                                                  --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES              251       11,106
                                                  --------     --------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                  (2,563)     (14,677)
  CASH AND CASH EQUIVALENTS,
   beginning of period                              11,912       16,937
                                                  --------     --------
CASH AND CASH EQUIVALENTS,
   end of period                                  $  9,349     $  2,260
                                                  ========     ========
[FN]      The accompanying notes are an integral part of
             these unaudited consolidated statements.
                                     7

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1999

Note 1.  Consolidated Financial Statements

     The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

Note 2.  Accounting Policies

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with their fiscal 2000 presentation.

Note 3.  Stock Option Plans

     The following summarizes options granted, exercised and canceled or expired during the three months ended April 30, 1999:


                                               Shares Under Stock
                                                   Option Plans
     Outstanding at January 31, 1999
     ($3.375 to $18.975 per share)                     3,194,951
     Granted ($11.50 per share)                          199,000
     Exercised ($3.375 to $10.375 per share)            (524,679)
     Canceled or expired ($8.125 to $17.25 per share)    (18,197)
                                                       ---------
     Outstanding at April 30, 1999
     ($8.125 to $18.975 per share)                     2,851,075
                                                       ---------

                                     9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


     The Company is a leader in the consumer
electronics/appliance retailing industry with 227 stores in 35 states, operating predominantly in small to medium sized markets under the trade name "REX".

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                   Three Months Ended
                                         April 30
                                   1999        1998
Net sales                          100.0%      100.0%
Cost of merchandise sold            73.3        72.7
                                   -----       -----
    Gross profit                    26.7        27.3

Selling, general and
  administrative expenses           23.0        24.1
                                   -----       -----
    Income from operations           3.7         3.2
Interest, net                       (1.2)       (1.2)
Income from limited partnerships     0.3           -
                                   -----       -----
    Income before income
      taxes                          2.8         2.0

Provision for income taxes           0.7         0.8
                                   -----       -----
Net income                           2.1%        1.2%
                                   =====       =====

                                     10

Comparison of Three Months Ended April 30, 1999 and 1998

     Net sales in the first quarter ended April 30, 1999 were $99.1 million compared to $88.0 million in the prior year's comparable period, representing an increase of $11.1 million or 12.6%. This increase is primarily the result of a 11.9% increase in comparable store sales for the quarter. The Company considers a store to be comparable after it has been open six fiscal quarters.

     All product categories experienced positive contributions to comparable store sales with particular strength shown by televisions (approximately 3.6%), audio (approximately 3.2%) and appliances (approximately 3.0%). During the first quarter the Company introduced Maytag products to its appliance line and believes this will continue to benefit this category. The Company also added Sony products to its stores, which the Company believes will benefit the audio, video and television categories.

     As of April 30, 1999, the Company had 227 stores compared to 223 stores one year earlier. There were no stores opened and one closed during the first quarter of fiscal 2000. During the first quarter of fiscal 1999 the Company opened one store and closed none.

     Gross profit of $26.4 million in the first quarter of fiscal 2000 (26.7% of net sales) was 10.3% higher than the $24.0 million gross profit (27.3% of net sales) recorded in the first quarter of fiscal 1999. The reduced gross profit margin, as a percent of net sales, for the first quarter of fiscal 2000 is primarily the result of the recognition of a lower amount of extended service contract revenues, which generally have a higher gross profit margin, and a change in merchandise mix.

     Selling, general and administrative expenses for the quarter ended April 30, 1999 were $22.8 million (23.0% of net sales), a 7.4% increase from $21.2 million (24.1% of net sales) for the first quarter of fiscal 1999. The increase in expense is primarily the result of increased incentive commissions and other selling costs associated with increased sales. The reduction in selling, general and administrative expense as a percent of net sales is primarily the result of the leveraging of store costs on an increase in comparable store sales of 11.9%.

     Interest expense was $1.3 million for the first quarter of fiscal 2000 and 1999.

     Results for the first quarter of fiscal 2000 also reflect the impact of the Company's equity investment in two limited partnerships which produce synthetic fuels. The Company reported
                                     11
income from the limited partnerships of $280,000 for the first quarter of fiscal 2000, which consisted of a pre-tax charge of $454,000 to reflect its equity share in the losses of the partnerships, offset by $734,000 of income generated from the sale of a portion of one of the investments. Effective February 1, 1999, the Company entered into an agreement to sell a portion of its investment in one of the limited partnerships, which resulted in the reduction in the Company's ownership interest from 30% to 17%. The Company will receive cash proceeds on a quarterly basis and the total sales proceeds to be received are contingent upon the amount of Federal income tax credits attributable to the 13% interest sold by the Company.

     The Company's effective tax rate was reduced to 25% for the first quarter of fiscal 2000 from 39.5% for the first quarter of fiscal 1999 as a result of the Company's share of Federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

     As a result of the foregoing, net income was $2.1 million for the first quarter of fiscal 2000, versus $1.0 million for the first quarter of fiscal 1999.

Liquidity and Capital Resources

     Net cash used in operating activities was $2.0 million for the first quarter of fiscal 2000, compared to usage of $23.8 million for the first quarter of fiscal 1999. For the first quarter of fiscal 2000, operating cash flow was provided by net income of $2.1 million adjusted for the net impact of non-cash items of $167,000, which primarily consist of deferred income, depreciation and the Company's equity interest in the losses of the synthetic fuel limited partnership investments. Cash was also provided by an increase in accounts payable of $8.4 million, primarily due to an increase in inventory and extended payment terms from certain vendors, and a decrease in accounts receivable of $1.3 million. The primary use of cash was an increase in inventory of $12.8 million primarily due to an increase of seasonal air conditioner inventories.

     For the first quarter of fiscal 1999 cash flow was provided by net income of $1.0 million adjusted for non-cash charges of $290,000 and a decrease in accounts payable of $6.3 million due to the timing of payments to vendors. The primary use of cash was an increase in inventory of $16.2 million primarily due to the addition of seasonal air conditioner inventory. Changes in other working capital items also served to decrease cash by approximately $2.6 million.

    At April 30, 1999, working capital was $78.5 million compared to $77.4 million at January 31, 1999. The ratio of current assets to current liabilities was 1.9 to 1 at April 30, 1999 and January
31, 1999.

     The Company had approximately $91 million borrowing availability on its line of credit at April 30, 1999, with no outstanding borrowings on that date.

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

     Most Year 2000 activities are to test hardware and software systems, including non-information technology systems such as telephones and store security systems. The Company has determined that it needs to modify some of its software. The Company believes all hardware systems are Year 2000 compliant. The Company is reprogramming all of the systems critical impacted by Year 2000 issues, and these efforts were substantially complete by January 31, 1999. The testing of these reprogramming efforts is currently in process. The Company is also currently working with the outside vendors on the compliance status of the telephones and store security systems.

     The Company has initiated communications with significant suppliers, customers and other relevant third parties that transact business with the Company to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. However, there can be no certainty that the impacted
                                     13
systems and products of other parties on which the Company relies will be Year 2000 compliant.

     The Company generally believes that its vendors who supply products to the Company for resale are responsible for Year 2000 functionality of those products. However, should product failures occur, the Company may be required to address the administrative aspects of those failures, such as handling product returns or repairs.

     The estimated cost for resolving Year 2000 issues are approximately $175,000. Most of these costs are internal labor related to reprogramming existing software. Estimates of Year 2000 costs are based on numerous assumptions; actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the ability to timely identify and correct all relevant software and hardware systems.

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

     No material changes since January 31, 1999.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a) Exhibits. The following exhibits are filed with this report:

          27   Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              REX STORES CORPORATION
                              Registrant



June 14, 1999                 /s/ Stuart A. Rose
                              Stuart A. Rose
                              Chairman of the Board
                              (Chief Executive Officer)



June 14, 1999                 /s/ Douglas L. Bruggeman
                              Douglas L. Bruggeman
                              Vice President, Finance and
                              Treasurer
                              (Principal Financial and
                              Chief Accounting Officer)