Form 10-Q
period 1999-07-31
REX STORES CORP
filed 1999-08-27
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1999

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ( )

At the close of business on August 26, 1999, the registrant had 7,652,527 shares of Common Stock, par value $.01 per share, outstanding.

                    REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                             Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets.........      3
            Consolidated Statements of Income.............      5
            Consolidated Statements of Shareholders'
               Equity.....................................      7
            Consolidated Statements of Cash Flows.........      8
            Notes to Consolidated Financial Statements....     10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................     12

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
            Security Holders..............................     17

Item 6.   Exhibits and Reports on Form 8-K................     17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   A S S E T S

                                                      July 31     January 31     July 31
                                                       1999          1999          1998
                                                                 (In Thousands)
ASSETS:
    Cash and cash equivalents                       $   9,734     $  11,912     $   6,014
    Accounts receivable, net                            1,414         2,297           518
    Merchandise inventory                             149,362       132,002       144,523
    Prepaid expenses and other                          2,177         2,039         2,833
    Equity investment in limited
      partnerships                                        781         1,838         3,150
    Future income tax benefits                          9,366         9,366         7,899
                                                    ---------     ---------     ---------
          Total current assets                        172,834       159,454       164,937

PROPERTY AND EQUIPMENT, NET                           101,716        98,891        93,624
FUTURE INCOME TAX BENEFITS                              8,109         8,109         9,577
RESTRICTED INVESTMENTS                                  1,949         1,828         1,744
                                                    ---------     ---------     ---------
          Total assets                              $ 284,608     $ 268,282     $ 269,882
                                                    =========     =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                   $       -     $       -     $  13,618
    Current portion of long-term mortgage debt          3,203         3,114         3,011
    Current portion, deferred income
      and deferred gain on sale and
      leaseback                                        11,349        11,453        11,379
    Accounts payable, trade                            56,908        52,674        49,507
    Accrued income taxes                                  663           147             -
    Accrued payroll                                     6,515         5,889         4,388

Liabilities and Shareholders' Equity (Continued)

    Other liabilities                                  11,342         8,817        10,612
                                                    ---------     ---------     ---------
          Total current liabilities                    89,980        82,094        92,515
                                                    ---------     ---------     ---------

LONG-TERM LIABILITIES:
    Long-term mortgage debt                            58,708        55,478        53,093
    Deferred income                                    16,038        16,723        16,928
    Deferred gain on sale and
      leaseback                                         3,365         3,777         4,793
                                                    ---------     ---------     ---------
          Total long-term liabilities                  78,111        75,978        74,814
                                                    ---------     ---------     ---------

SHAREHOLDERS' EQUITY:
    Common stock                                           99            98            97
    Paid-in capital                                    57,226        58,596        58,403
    Retained earnings                                  81,555        75,370        66,773
    Treasury stock                                    (22,363)      (23,854)      (22,720)
                                                    ---------     ---------     ---------
          Total shareholders' equity                  116,517       110,210       102,553
                                                    ---------     ---------     ---------
          Total liabilities and
            shareholders' equity                    $ 284,608     $ 268,282     $ 269,882
                                                    =========     =========     =========


         The accompanying notes are an integral part of these unaudited consolidated statements.

                   REX STORES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                     Three Months Ended            Six Months Ended
                                          July 31                       July 31
                                    1999             1998         1999            1998

                                          (In Thousands, Except Per Share Amounts)

NET SALES                        $ 107,739        $  92,446      $ 206,795       $ 180,410

COSTS AND EXPENSES:
  Cost of merchandise sold          76,870           66,402        149,483         130,384
  Selling, general and
    administrative expenses         24,509           21,818         47,294          43,034
                                 ---------        ---------      ---------       ---------
Total costs and expenses           101,379           88,220        196,777         173,418
                                 ---------        ---------      ---------       ---------

INCOME FROM OPERATIONS               6,360            4,226         10,018           6,992

INVESTMENT INCOME                       41               45            190             223
INTEREST EXPENSE                    (1,453)          (1,659)        (2,756)         (2,918)
INCOME FROM LIMITED
   PARTNERSHIPS                        516               --            796              --
                                 ---------        ---------      ---------       ---------

Income before income taxes           5,464            2,612          8,248           4,297

PROVISION FOR INCOME TAXES           1,366            1,033          2,063           1,699
                                 ---------        ---------      ---------       ---------

NET INCOME                       $   4,098        $   1,579      $   6,185       $   2,598
                                 =========        =========      =========       =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,576            7,644          7,480           7,670
                                 =========        =========      =========       =========

BASIC NET INCOME PER SHARE       $    0.54        $    0.21      $    0.83       $    0.34
                                 =========        =========      =========       =========


WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING            8,493           8,011           8,122           8,034
                                 =========       =========       =========       =========

DILUTED NET INCOME
  PER SHARE                      $    0.48       $    0.20       $    0.76       $    0.32
                                 =========       =========       =========       =========



                              The accompanying notes are an integral part of
                                 these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                    Common Shares
                        ----------------------------------------
                              Issued                 Treasury            Paid-in       Retained
                          Shares    Amount        Shares    Amount       Capital       Earnings

                                                     (In Thousands)

Balance at
  July 31, 1998          9,756    $     97       2,484     $ 22,720     $ 58,403     $ 66,773

Common stock
  issued                    11           1          --           --          193           --

Treasury stock
  acquired                  --          --         103        1,134           --           --

Net income                  --          --          --           --           --        8,597
                      --------    --------    --------     --------     --------     --------

Balance at
  January 31, 1999       9,767          98       2,587       23,854       58,596       75,370

Common stock
  issued                   167           1        (512)      (4,721)      (1,370)          --

Treasury stock
  acquired                  --          --         209        3,230           --           --

Net income                  --          --          --           --           --        6,185
                      --------    --------    --------     --------     --------     --------
Balance at
  July 31, 1999          9,934    $     99       2,284     $ 22,363     $ 57,226     $ 81,555
                      ========    ========    ========     ========     ========     ========



                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                               July 31

                                                         1999          1998
                                                            (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  6,185    $  2,598
   Adjustments to reconcile net
   income to net cash used in
   operating activities:
     Depreciation and amortization, net                    1,693       1,573
     Equity in losses of limited
        partnerships                                       1,057          --
     Deferred income                                        (696)       (981)
   Changes in assets and liabilities:
     Accounts receivable                                     883       2,258
     Merchandise inventory                               (17,360)    (18,025)
     Other current assets                                   (141)       (758)
   Accounts payable, trade                                 4,234        (325)
   Other liabilities                                       3,574         256
                                                        --------    --------
NET CASH USED IN OPERATING ACTIVITIES                       (571)    (13,404)
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (5,869)     (4,175)
     Capital disposals                                       943       1,675
     Equity investment in limited
       partnerships                                           --      (3,150)
     Restricted investments                                 (121)       (143)
                                                        --------    --------
NET CASH USED IN INVESTING ACTIVITIES                     (5,047)     (5,793)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable                                --      13,618
     Payments of long-term mortgage debt                  (2,003)     (2,224)
     Long-term mortgage debt borrowings                    5,322       2,707
     Common stock issued                                   1,623         507
     Treasury stock issued                                 1,728          --
     Treasury stock acquired                              (3,230)     (6,334)
                                                        --------    --------


NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                 3,440       8,274
                                                        --------    --------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                          (2,178)    (10,923)

CASH AND CASH EQUIVALENTS,
     beginning of period                                  11,912      16,937
                                                        --------    --------
CASH AND CASH EQUIVALENTS,
     end of period                                      $  9,734    $  6,014
                                                        ========    ========



                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                    REX STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 July 31, 1999

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

Note 2.  Accounting Policies

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with their fiscal 2000 presentation.

Note 3.  Stock Option Plans

     The following summarizes options granted, exercised and canceled or expired during the six months ended July 31, 1999:


                                               Shares Under Stock
                                                   Option Plans
Outstanding at January 31, 1999
($3.38 to $18.98 per share)                          3,194,951
Granted ($11.50 to $22.69 per share)                   212,221
Exercised ($3.38 to $10.38 per share)                 (680,080)
Canceled or expired ($8.13 to $17.25 per share)        (17,670)
                                                     ---------
Outstanding at July 31, 1999
($8.13 to $22.69 per share)                          2,709,422
                                                     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is a leader in the consumer electronics/appliance retailing industry with 226 stores in 35 states, operating predominantly in small to medium-sized markets under the trade name "REX".

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                   Three Months Ended  Six Months Ended
                                        July 31            July 31
                                     1999     1998     1999     1998

Net sales                            100.0%   100.0%   100.0%   100.0%
Cost of merchandise sold              71.3     71.8     72.3     72.3
                                     -----    -----    -----    -----
    Gross profit                      28.7     28.2     27.7     27.7

Selling, general and
  administrative expenses             22.8     23.6     22.9     23.8
                                     -----    -----    -----    -----
    Income from operations             5.9      4.6      4.8      3.9
Interest expense, net                 (1.3)    (1.8)    (1.2)    (1.5)
Income from limited partnerships       0.5       --      0.4       --
                                     -----    -----    -----    -----
    Income before income
      taxes                            5.1      2.8      4.0      2.4

Provision for income taxes             1.3      1.1      1.0      1.0
                                     -----    -----    -----    -----

Net income                             3.8%     1.7%     3.0%     1.4%
                                     =====    =====    =====    =====

Comparison of Three and Six Months Ended July 31, 1999 and 1998

     Net sales in the second quarter ended July 31, 1999 were $107.7 million compared to $92.4 million in the prior year's comparable period, representing an increase of $15.3 million or 16.6%. This increase is primarily the result of a 14.2% increase in comparable store sales for the quarter. The Company considers a store to be comparable after it has been open six full fiscal quarters.

     The strongest product for the quarter was air conditioners, which accounted for 10.3% of the 14.2% increase in comparable store sales. This strong performance was due to warm weather throughout our markets, particularly in the Midwest and Northeast. Televisions accounted for 2.3% of the increase in comparable store sales, primarily due to the strength of the big screen TV product lines. In addition, the video, audio and other appliance categories all had positive contributions for the quarter, resulting in a combined 1.6% increase in comparable store sales.

     Net sales for the first half of fiscal 2000 were $206.8 million compared to $180.4 million for the first half of fiscal 1999, representing an increase of $26.4 million or 14.6%. This increase is primarily the result of an increase of 13.1% in comparable store sales for the first half of fiscal 2000. All major product categories made positive contributions to comparable store sales.
The appliance category accounted for 7.2% of the 13.1% increase in comparable store sales, led by strong air conditioner sales. Televisions impacted comparable store sales by 3.0%. In addition, the audio and video categories impacted comparable store sales by 1.9% and 1.0%, respectively.

     As of July 31, 1999, the Company had 226 stores compared to 220 stores one year earlier. There was one store opened and three closed in the first half of fiscal 2000. In the prior year's first half there were two stores opened and four closed. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of profitability, future cash flows and other factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

     Gross profit of $30.9 million in the second quarter of fiscal 2000 (28.7% of net sales) was 18.5% higher than the $26.0 million gross profit (28.2% of net sales) recorded in the second quarter of fiscal 1999. Gross profit in the first half of fiscal 2000 was $57.3 million (27.7% of net sales), a 14.6% increase from $50.0 million (27.7% of net sales) for the first half of fiscal 1999. The increased gross profit, as a percent of sales, for the second quarter of fiscal 2000 was primarily the result of higher margins generated by air conditioner sales and improved margins in the television, video and other appliance categories primarily due to better merchandise buying opportunities. Gross profit realized from sales of extended service contracts was $2.8 million for the second quarter of both fiscal 2000 and fiscal 1999. For the first six months of fiscal 2000, gross profit realized from sales of extended service contracts was $5.4 million compared to $5.6 million for the first six months of fiscal 1999. Sales of extended service contracts generally have a higher gross profit margin in comparison to other product categories and the decline in the amount recognized, as well as its percentage of total gross profit, served to offset the improvements, as a percent to sales, in other product categories on a year to date basis in fiscal 2000.

     Selling, general and administrative expenses for the second quarter of fiscal 2000 were $24.5 million (22.8% of net sales), a 12.3% increase over the $21.8 million (23.6% of net sales) for the second quarter of fiscal 1999. Selling, general and administrative expenses for the first half of fiscal 2000 were $47.3 million (22.9% of net sales), a 9.9% increase from $43.0 million (23.8% of net sales)for the first half of fiscal 1999. The increase in expenses for both the second quarter and first half of fiscal 2000 is primarily the result of increased incentive commissions and other selling costs associated with the increased sales levels. The reduction in selling, general and administrative expenses as a percent of net sales is primarily the result of the leveraging of store operating costs, such as advertising and occupancy expense, on an increase in comparable store sales of 14.2% for the second quarter and 13.1% for the first half of fiscal 2000.

     Interest expense decreased to $1.5 million (1.4% of net sales) for the quarter ended July 31, 1999 from $1.7 million (1.8% of net sales) for the second quarter of fiscal 1999. Interest expense for the first half of fiscal 2000 decreased to $2.8 million (1.3% of net sales) from $2.9 million (1.5% of net sales) for the first half of fiscal 1999. The decrease in interest expense was a result of lower borrowings under the line of credit for the first half of fiscal 2000.

     Results of the first quarter and first half of fiscal 2000 also reflect the impact of the Company's equity investment in two limited partnerships which produce synthetic fuel. Effective February 1, 1999, the Company entered into an agreement to sell a portion of its investment in one of the limited partnerships, which resulted in the reduction in the Company's ownership interest from 30% to 17%. The Company will receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold.

The Company reported income from the limited partnerships of $516,000 for the second quarter of fiscal 2000, which consisted of $1,119,000 of income generated by the sale of the partnership interest, partially offset by a charge of $603,000 to reflect the Company's equity share of the partnerships' losses. For the first half of fiscal 2000, the Company reported income from the limited partnerships of $796,000, which consisted of $1,853,000 of income generated by the sale of the partnership interest, partially offset by a charge of $1,057,000 to reflect the Company's equity share of the partnerships' losses.

     The Company's effective tax rate was reduced to 25.0% for the second quarter and first half of fiscal 2000 from 39.5% for the second quarter and first half of fiscal 1999 as a result of the Company's share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

     As a result of the foregoing, net income for the second quarter of fiscal 2000 was $4.1 million, a 159.5% increase from $1.6 million for the second quarter of fiscal 1999. Net income for the first half of fiscal 2000 was $6.2 million, a 138.1% increase from $2.6 million for the first half of fiscal 1999.

Liquidity and Capital Resources

     Net cash used in operating activities was $0.6 million for the first six months of fiscal 2000, compared to $13.4 million for the first six months of fiscal 1999. For the first six months of fiscal 2000, operating cash flow was provided by net income of $6.2 million adjusted for the net impact of non-cash items of $2.1 million, which consist of deferred income, depreciation and amortization and our equity interest in the losses of the synthetic fuel limited partnerships. Cash was also provided by an increase in accounts payable of $4.2 million, primarily due to an increase in inventory and extended payment terms from certain vendors, and an increase in other liabilities of $3.6 million, primarily due to the timing of payment for wages and taxes. The primary use of cash was an increase in inventory of $17.4 million primarily due to the seasonal timing of inventory purchases.

     At July 31, 1999, working capital was $82.9 million compared to $77.4 million at January 31, 1999. The ratio of current assets to current liabilities was 1.9 to 1 at July 31, 1999 and at January 31, 1999.

     Capital expenditures through July 31, 1999 totaled $5.9 million and primarily relate to the acquisition of store sites and other construction expenditures associated with planned fiscal 2000 new store openings and the purchase of a previously leased store. The Company expects to open 10 to 15 new stores in fiscal 2000.

     Cash provided by financing activities totaled $3.4 million for the first six months of fiscal 2000. The Company received proceeds of $3.3 million from the exercise of stock options by employees. During the first six months of fiscal 2000, the Company also purchased 209,000 shares of its common stock for $3.2 million. The Company is currently authorized by its board of directors to purchase an additional 255,700 shares of common stock. Proceeds from long-term debt totaled $5.3 million and were partially offset by $2.0 million of scheduled repayments. The new long-term borrowings related to mortgage financing for eight existing stores.

     At July 31, 1999, the Company had no borrowings outstanding under its revolving credit agreement. A total of approximately $94.9 million was available for borrowing at July 31, 1999.

Year 2000

     The statements in this section include 'Year 2000 readiness disclosure' within the meaning of the Year 2000 Information and Readiness Disclosure Act.

     Certain software and hardware systems are time sensitive. Older time-sensitive systems often use a two digit dating convention ('00' rather than '2000') that could result in system failure and disruption of operations as the year 2000 approaches. This is referred to as the Year 2000 issue. The Year 2000 issue will impact us, our suppliers, customers and other third parties that transact business with us.

     We have a staff of internal resources to address Year 2000 issues. This team believes that it has identified substantially all hardware and software systems within REX which may be susceptible to Year 2000 issues. Projects have been established to address all significant Year 2000 issues. The Year 2000 team reports regularly to senior management on the progress of significant Year 2000 projects.

     Most Year 2000 activities are to test hardware and software systems, including infrastructure systems such as telephones and store security systems. We determined that we needed to modify some of our software. We believe all hardware systems are Year 2000 compliant. We believe we have completed reprogramming and testing all of our critical systems impacted by Year 2000 issues. We are currently working with outside vendors on the compliance status of telephones and store security systems.

     We have initiated communications with our significant suppliers and other third parties that transact business with us to identify and minimize disruptions to our operations and to assist in resolving Year 2000 issues. Information provided by our 15 largest suppliers states that they believe their products are Year 2000 compliant. Most of the companies operating our store security systems believe their systems are either Year 2000 compliant or are not date dependent. However, there can be no certainty that the impacted systems and products of other parties on which we rely will be Year 2000 compliant.

     We generally believe that our suppliers are responsible for the Year 2000 functionality of the products they supply to us for resale. However, should product failures occur, we may be required to address the administrative aspects of those failures, such as handling product returns or repairs.

     The estimated costs for resolving Year 2000 issues are approximately $175,000. Most of these costs are internal labor related to reprogramming existing software. Estimates of Year 2000 costs are based on numerous assumptions and actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the ability to timely identify and correct all relevant software and hardware systems.

     While we believe we are diligently addressing the Year 2000 issues to ensure Year 2000 readiness, there can be no absolute assurance that the objective will be achieved either internally or as it relates to third parties. At this time, we believe the most reasonably likely worst case scenario is that:

      we could experience significant volumes of product returns due to widespread product failures;

      we could lose communications links with some stores;

      some stores could close due to loss of electric power;

      store security systems may not operate; and

      individual stores may be unable to process transactions or engage in normal business activity.

     Our contingency plans include conducting store operations on a manual basis, working to assess and correct system errors and possibly changing suppliers.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of REX Stores Corporation was held on June 7, 1999, at which the following matter was submitted to a vote of shareholders:

     1. Election of five directors.

     Nominee                 For                Withheld
     Stuart Rose             7,043,849          19,720
     Lawrence Tomchin        7,043,849          19,720
     Robert Davidoff         7,043,849          19,720
     Edward Kress            7,043,789          19,780
     Lee Fisher              7,043,849          19,720

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



                                        REX STORES CORPORATION
                                        Registrant



August 26, 1999                         /s/ STUART A. ROSE
                                        Stuart A. Rose
                                        Chairman of the Board
                                        (Chief Executive Officer)



August 26, 1999                         /s/ DOUGLAS L. BRUGGEMAN
                                        Douglas L. Bruggeman
                                        Vice President--Finance and
                                        Treasurer
                                        (Principal Financial and
                                        Chief Accounting Officer)