Form 10-Q
period 1999-10-31
REX STORES CORP
filed 1999-12-14
CIK 744187

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1999

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

At the close of business on December 13, 1999, the registrant had 9,184,882 shares of Common Stock, par value $.01 per share, outstanding.

             REX STORES CORPORATION AND SUBSIDIARIES

                              INDEX


                                                             Page


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets.........     3
            Consolidated Statements of Income.............     5
            Consolidated Statements of Shareholders'
              Equity......................................     7
            Consolidated Statements of Cash Flows.........     8
            Notes to Consolidated Financial Statements....    10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................    12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................    18
                                   2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                    October 31   January 31    October 31
                                       1999         1999          1998
                                               (In Thousands)
ASSETS:
  Cash and cash equivalents         $   4,915    $  11,912     $ 7,362
  Accounts receivable, net              1,864        2,297       1,154
  Merchandise inventory               172,712      132,002     177,207
  Prepaid expenses and other            1,767        2,039       3,357
  Equity investment in limited
     partnerships                         407        1,838       2,959
  Future income tax benefits            9,366        9,366       7,899
                                    ---------    ---------    --------
      Total current assets            191,031      159,454     199,938

PROPERTY AND EQUIPMENT, NET           110,386       98,891      95,624
FUTURE INCOME TAX BENEFITS              8,109        8,109       9,541
RESTRICTED INVESTMENTS                  1,962        1,828       1,816
                                    ---------    ---------    --------
      Total assets                  $ 311,488    $ 268,282    $306,919
                                    =========    =========    ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                     $     295    $       -    $ 36,797
  Current portion of long-term debt     2,278        3,114       2,998
  Current portion, deferred income
    and deferred gain on sale and
    leaseback                          11,201       11,453      11,463
  Accounts payable, trade              54,910       52,674      64,662
  Accrued income taxes                    748          147           -
  Accrued payroll                       5,658        5,889       4,407
  Other liabilities                    10,594        8,817      10,740
                                    ---------     --------    --------
      Total current liabilities        85,684       82,094     131,067
                                    ---------     --------    --------
                                   3


Liabilities and Shareholders' Equity (Continued)

LONG-TERM LIABILITIES:
  Long-term debt                       42,756       55,478     52,634
  Deferred income                      15,904       16,723     16,452
  Deferred gain on sale and
    leaseback                           3,159        3,777      4,557
                                    ---------    ---------   --------
      Total long-term liabilities      61,819       75,978     73,643
                                    ---------    ---------   --------

SHAREHOLDERS' EQUITY:
  Common stock                            115           98         97
  Paid-in capital                     102,214       58,596     58,403
  Retained earnings                    84,019       75,370     67,505
  Treasury stock                      (22,363)     (23,854)   (23,796)
                                    ---------    ---------   --------
      Total shareholders' equity      163,985      110,210    102,209
                                    ---------    ---------   --------
      Total liabilities and
        shareholders' equity        $ 311,488    $ 268,282   $306,919
                                    =========    =========   ========

[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.
                                   4

                  REX STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended   Nine Months Ended
                                October 31           October 31
                              1999      1998       1999      1998
                           (In Thousands, Except Per Share Amounts)

NET SALES                   $102,432  $92,634    $309,227  $273,044

COSTS AND EXPENSES:
  Cost of merchandise sold    74,651   67,326     224,134   197,710
  Selling, general and
    administrative expenses   24,088   22,152      71,382    65,186
                            --------  -------    --------  --------
Total costs and expenses      98,739   89,478     295,516   262,896
                            --------  -------    --------  --------

INCOME FROM OPERATIONS         3,693    3,156      13,711    10,148

INVESTMENT INCOME                 60       64         249       287
INTEREST EXPENSE              (1,471)  (1,911)     (4,226)   (4,829)
INCOME(LOSS) FROM LIMITED
  PARTNERSHIPS                 1,173     (270)      1,969      (270)
GAIN ON SALE OF
  REAL ESTATE                    787        -         787         -
                            --------  -------    --------  --------

Income before income taxes     4,242    1,039      12,490     5,336

PROVISION FOR INCOME TAXES     1,061      307       3,124     2,006
                            --------  -------    --------  --------
Income before extraordinary
  item                         3,181      732       9,366     3,330

Extraordinary loss from early
  extinguishment of debt,
  net of income tax effect
  of $239                        717        -         717         -
                            --------  -------    --------  --------
NET INCOME                  $  2,464  $   732    $  8,649  $  3,330
                            ========  =======    ========  ========

                                   5

Consolidated Statements of Income (Continued)


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING    8,110    7,202       7,692     7,512
                            ========  =======    ========  ========

Basic net income per share
  before extraordinary item  $  0.39  $  0.10    $   1.22  $   0.44
Extraordinary item             (0.09)       -       (0.09)        -
                            --------  -------    --------  --------
BASIC NET INCOME PER SHARE   $  0.30  $  0.10    $   1.13  $   0.44
                            ========  =======    ========  ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING      9,224    7,509       8,551     7,916
                            ========  =======    ========  ========

Dilutive net income per share
  before extraordinary item  $  0.35  $  0.10    $   1.10  $   0.42
Extraordinary item             (0.08)       -       (0.08)        -
                            --------  -------    --------  --------
DILUTED NET INCOME PER SHARE $  0.27  $  0.10    $   1.02  $   0.42
                            ========  =======    ========  ========


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.
                                   6

                  REX STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           Common Shares
                   -------------------------------
                         Issued         Treasury     Paid-in   Retained
                     Shares  Amount  Shares  Amount  Capital   Earnings
                                       (In Thousands)

Balance at
  October 31, 1998   9,756 $    97   2,582   $23,796 $ 58,403  $67,505

Common stock
  issued                11       1       -         -      193        -

Treasury stock
 acquired                -       -       5        58        -        -

Net income               -       -       -         -        -    7,865
                      ----- ------   -----   ------- --------  -------

Balance at
  January 31, 1999    9,767     98   2,587    23,854   58,596   75,370

Common stock
  issued              1,700     17    (512)   (4,721)  43,618        -

Treasury stock
  acquired                -      -     209     3,230        -        -

Net income                -      -       -         -        -    8,649
                      ----- ------   -----   ------- --------  -------
Balance at
  October 31, 1999   11,467 $  115   2,284   $22,363 $102,214  $84,019
                     ====== ======   =====   ======= ========  =======


[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

                  REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                                    October 31
                                                1999         1998
                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $8,649       $3,330
   Adjustments to reconcile net
   income to net cash used in
   operating activities:
     Depreciation and amortization, net          2,556        2,360
     Equity in losses of limited partnerships    1,431            -
     Deferred income                            (1,733)      (1,373)
     Changes in assets and liabilities
     Accounts receivable                           433        1,621
     Merchandise inventory                     (40,710)     (50,709)
     Other current assets                          267       (1,284)
     Accounts payable, trade                     2,236       14,830
     Other liabilities                           2,054          403
                                              --------     --------
   NET CASH USED IN OPERATING ACTIVITIES       (24,817)     (30,822)
                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                      (14,852)      (7,926)
     Capital disposals                             943        2,404
     Equity investment in limited
       partnerships                                  -       (2,959)
     Restricted investments                       (134)        (178)
                                              --------     --------
   NET CASH USED IN INVESTING ACTIVITIES       (14,043)      (8,659)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable                     295       36,797
     Payments of long-term debt                (21,641)      (3,277)
     Long-term debt borrowings                   8,083        3,289
     Common stock issued                        46,628          507
     Treasury stock issued                       1,728            -
     Treasury stock acquired                    (3,230)      (7,410)
                                              --------     --------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                 31,863       29,906
                                              --------     --------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                (6,997)      (9,575)
                                    8


Consolidated Statements of Cash Flows (Continued)

CASH AND CASH EQUIVALENTS,
   beginning of period                          11,912       16,937
                                              --------     --------

CASH AND CASH EQUIVALENTS,
   end of period                                $4,915       $7,362
                                              ========     ========
[FN]
              The accompanying notes are an integral part of
                 these unaudited consolidated statements.

             REX STORES CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         October 31, 1999

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

Note 3.  Stock Option Plans

     The following summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 1999:

                                               Shares Under Stock
                                                  Option Plans
     Outstanding at January 31, 1999
     ($3.38 to $18.98 per share)                       3,194,951
     Granted ($11.50 to $22.69 per share)                212,221
     Exercised ($3.38 to $16.75 per share)              (712,485)
     Canceled or expired ($8.13 to $17.25 per share)     (17,670)
                                                       ---------
     Outstanding at October 31, 1999
     ($8.13 to $22.69 per share)                       2,677,017
                                                       =========

Note 4.   Sale of Common Stock

     On September 29, 1999, the Company completed the sale of 1,500,000 shares of common stock under a Form S-3 registration statement and received net proceeds of approximately $44.7 million. The Company used $19.5 million of the proceeds to pay a portion of its outstanding long-term mortgage debt and related prepayment fees. The Company incurred an extraordinary loss for early extinguishment of debt of $717,000, net of the income tax effect of $239,000. The remaining proceeds are being used to fund new store expansion and for other general corporate purposes.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    The Company is a leader in the consumer electronics/appliance retailing industry with 228 stores in 35 states, operating predominantly in small to medium-sized markets under the trade name "REX".

Results of Operations

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                              Three Months Ended  Nine Months Ended
                                  October 31          October 31
                                1999     1998       1999      1998

Net sales                       100.0%   100.0%     100.0%    100.0%
Cost of merchandise sold         72.9     72.7       72.5      72.4
                                -----    -----      -----     -----
    Gross profit                 27.1     27.3       27.5      27.6

Selling, general and
  administrative expenses        23.5     23.9       23.1      23.9
                                -----    -----      -----     -----
    Income from operations        3.6      3.4        4.4       3.7
Interest expense, net            (1.4)    (2.0)      (1.3)     (1.7)
Income (loss) from limited        1.1     (0.3)       0.6      (0.1)
  partnerships
Gain on sale of real estate       0.8        -        0.3         -
                                -----    -----      -----     -----
    Income before income
      taxes                       4.1      1.1        4.0       1.9

Provision for income taxes        1.0      0.3        1.0       0.7
                                -----    -----      -----     -----

Income before extraordinary item  3.1      0.8        3.0       1.2

Extraordinary loss from early
  extinguishment of debt          0.7        -        0.2         -
                                -----    -----      -----     -----

Net income                        2.4%     0.8%       2.8%      1.2%
                                =====    =====      =====     =====

                                   12


Comparison of Three and Nine Months Ended October 31, 1999 and 1998

    Net sales in the third quarter ended October 31, 1999 were $102.4 million compared to $92.6 million in the prior year's comparable period, representing an increase of $9.8 million or 10.6%. This increase is primarily the result of a 7.7% increase in comparable store sales for the quarter. The Company considers a store to be comparable after it has been open six full fiscal quarters.

    The television category generated the majority of the comparable store sales increase for the quarter, with the strongest sales coming from big screen televisions. The next strongest product for the Company was sales of digital video disc (DVD) players, with lower retail sales from video cassette recorders (VCR) generally offsetting those sales increases.

    Net sales for the first nine months of fiscal 2000 were $309.2 million compared to $273.0 million for the first nine months of fiscal 1999, representing an increase of $36.2 million or 13.3%. This increase is primarily the result of an increase of 11.2% in comparable store sales for the first nine months of fiscal 2000. All major product categories made positive contributions to comparable store sales. The appliance category accounted for 5.0% of the 11.2% increase in comparable store sales, led by strong air conditioner sales during the second quarter. Televisions positively impacted comparable store sales by 4.6%, led by big screen sales. In addition, the audio, video and other categories impacted comparable store sales by 1.3%, 0.4% and (0.1)%, respectively.

    As of October 31, 1999, the Company had 228 stores compared to 223 stores one year earlier. There were three stores opened and three closed in the first nine months of fiscal 2000. In the prior year's comparable period there were six stores opened and five closed. The Company evaluates the performance of its stores on a continuous basis and, based on an assessment of profitability, future cash flows and other factors it deems relevant, will close any store which is not adequately contributing to Company profitability.

    Gross profit of $27.8 million in the third quarter of fiscal 2000 (27.1% of net sales) was 9.8% higher than the $25.3 million gross profit (27.3% of net sales) recorded in the third quarter of fiscal 1999. In the first nine months of fiscal 2000 gross profit was $85.1 million (27.5% of net sales), a 12.9% increase from $75.3 million (27.6% of net sales) for the first nine months of fiscal 1999. The reduction in gross profit margin for the third quarter and the first nine months of fiscal 2000 was primarily due to the recognition of a lower amount of extended service contract revenues relative to total merchandise sales. Sales of extended service contracts generally have a higher gross profit margin in comparison to other product categories. The decline in the percentage of extended service contract revenues to total sales served to reduce the gross profit margin in the third quarter and first nine months of fiscal 2000.

     Selling, general and administrative expenses for the third quarter of fiscal 2000 were $24.1 million (23.5% of net sales), an 8.7% increase over
                                   13
the $22.2 million (23.9% of net sales) for the third quarter of fiscal 1999. Selling, general and administrative expenses for the first nine months of fiscal 2000 were $71.4 million (23.1% of net sales), a 9.5% increase from $65.2 million (23.9% of net sales) for the first nine months of fiscal 1999. The increase in expense for both the third quarter and first nine months of fiscal 2000 is primarily the result of increased incentive commissions, advertising expenditures and other selling costs associated with the increased sales levels. The reduction in selling, general and administrative expenses as a percent of net sales is primarily the result of the leveraging of store operating costs, such as advertising and occupancy expenses, and corporate costs on an increase in comparable store sales of 7.7% for the third quarter and 11.2% for the first nine months of fiscal 2000.

    Interest expense decreased to $1.5 million (1.4% of net sales) for the quarter ended October 31, 1999 from $1.9 million (2.1% of net sales) for the third quarter of fiscal 1999. Interest expense for the first nine months of fiscal 2000 decreased to $4.2 million (1.4% of net sales) from $4.8 million (1.8% of net sales) for the first nine months of fiscal 1999. The decrease in interest expense was primarily the result of lower borrowings under the line of credit for the first nine months of fiscal 2000.

     During the third quarter of fiscal 2000, the Company reported the sale of a shopping center in which it had previously operated a retail store. The Company recorded a gain of $787,000 from the sale of this real estate.

     Results of the third quarter and first nine months of fiscals 2000 and 1999 also reflect the impact of the Company's equity investment in two limited partnerships which produce synthetic fuel. Effective February 1, 1999, the Company entered into an agreement to sell a portion of its investment in one of the limited partnerships, which resulted in the reduction in the Company's ownership interest from 30% to 17%. The Company expects to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold.

     The Company reported income from the limited partnerships of $1,173,000 for the third quarter of fiscal 2000, which consisted of $1,547,000 of income generated by the sale of the partnership interest, partially offset by a charge of $374,000 to reflect the Company's equity share of the partnerships' losses. For the first nine months of fiscal 2000, the Company reported income from the limited partnerships of $1,969,000, which consisted of $3,400,000 of income generated by the sale of the partnership interest, partially offset by a charge of $1,431,000 to reflect the Company's equity share of the partnerships' losses.

     The Company's effective tax rate was reduced to 25.0% for the third quarter and first nine months of fiscal 2000 from 29.5% for the third quarter and 37.6% for the first nine months of fiscal 1999 as a result of the Company's share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.
                                   14

     The Company recorded an extraordinary loss from the early extinguishment of debt of $717,000, net of the income tax effect of $239,000, for the third quarter of fiscal 2000. In October 1999, the Company paid off approximately $18.9 million of mortgage debt with proceeds from the Company's secondary offering completed September 29, 1999.

     As a result of the foregoing, net income for the third quarter of fiscal 2000 was $2.5 million, a 236.6% increase from $732,000 for the third quarter of fiscal 1999. Net income for the first nine months of fiscal 2000 was $8.6 million, a 159.7% increase from $3.3 million for the first nine months of fiscal 1999.

Liquidity and Capital Resources

    Net cash used in operating activities was $24.8 million for the first nine months of fiscal 2000, compared to $30.8 million for the first nine months of fiscal 1999. For the first nine months of fiscal 2000, operating cash flow was provided by net income of $8.6 million adjusted for the net impact of non-cash items of $2.3 million, which consist of deferred income, depreciation and amortization and our equity interest in the losses of the synthetic fuel limited partnerships. The primary use of cash was an increase in inventory of $40.7 million primarily due to the seasonal timing of inventory purchases. Cash was also provided by an increase in accounts payable of $2.2 million, primarily due to an increase in inventory, and an increase in other liabilities of $2.1 million, primarily due to the timing of payment of taxes and customer payments.

    At October 31, 1999, working capital was $105.3 million compared to $77.4 million at January 31, 1999. The ratio of current assets to current liabilities was 2.2 to 1 at October 31, 1999 compared to 1.9 to 1 at January 31, 1999.

    Capital expenditures through October 31, 1999 totaled $14.9 million and primarily relate to the acquisition of store sites and other construction expenditures associated with planned fiscal 2000 new store openings and the purchase of two previously leased stores. The Company expects to open 14 new stores in fiscal 2000.

     Cash provided by financing activities totaled approximately $31.9 million for the first nine months of fiscal 2000. On September 29, 1999 the Company completed the sale of 1,500,000 shares of common stock with net proceeds to the Company of approximately $44.7 million after expenses. The Company received proceeds of $3.6 million from the exercise of stock options by employees and directors. The Company paid off $18.9 million of long-term mortgage debt with proceeds from the stock offering. The Company also paid off long-term mortgage debt of $3.0 million with scheduled repayments and $419,000 from the sale of real estate. During the first half of fiscal 2000, the Company also purchased 209,000 shares of its common stock for $3.2 million The Company is currently authorized by its board of directors to purchase an additional 255,700 shares of common stock. The Company also received proceeds of $8.1 million from long-term debt borrowings related to mortgage financing for 11 stores.
                                   15

     At October 31, 1999, the Company had borrowings totaling $295,000 outstanding on its revolving credit agreement. A total of approximately $111.6 million was available for borrowings at October 31, 1999.

Year 2000

    The statements in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

    Certain software and hardware systems are time sensitive. Older time-sensitive systems often use a two digit dating convention ("00" rather than "2000") that could result in system failure and disruption of operations as the Year 2000 approaches. This is referred to as the Year 2000 issue. The Year 2000 issue will impact us, our suppliers, customers and other third parties that transact business with us.

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

    Most Year 2000 activities are to test hardware and software systems, including infrastructure systems such as telephones and store security systems. We determined that we needed to modify some of our software. We believe all hardware systems are Year 2000 compliant. We believe we have completed reprogramming and testing all of our critical systems impacted by Year 2000 issues. We are currently working with outside vendors on the compliance status of the telephones and store security systems.

    We have initiated communications with significant suppliers and other third parties that transact business with us to identify and minimize disruptions to our operations and to assist in resolving Year 2000 issues. Information provided by our 15 largest suppliers states that they believe their products are Year 2000 compliant. Most of the companies operating our store security systems believe their systems are either Year 2000 compliant or are not date dependent. However, there can be no certainty that the impacted systems and products of other parties on which we rely will be Year 2000 compliant.

    We generally believe that our suppliers are responsible for the Year 2000 functionality of the products they supply to us for resale. However, should product failures occur, we may be required to address the administrative aspects of those failures, such as handling product returns or repairs.

    The estimated costs for resolving Year 2000 issues are approximately $200,000. Most of these costs are internal labor related to reprogramming existing software. Estimates of Year 2000 costs are based on numerous assumptions and actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to,
                                   16

the continuing availability of personnel trained in this area and the ability to timely identify and correct all relevant software and hardware systems.

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

Forward-Looking Statements

    This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Risk Factors section in the Company's prospectus dated September 29, 1999 filed pursuant to Rule 424(b) under the Securities Act of 1933 (File No. 333-86005).
                                   17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed with this report:

              4(i) Amendment Agreement dated October 19, 1999 to Amended and Restated Loan Agreement dated July 31, 1995 among the Borrowers, the registrant, the lenders named therein and Fleet Bank, N.A. (as successor to NatWest
                      Bank N.A.) as agent.........................

              27      Financial Data Schedule.....................

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended
              October 31, 1999.

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



December 14, 1999            /s/Stuart A. Rose
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



December 14, 1999            /s/Douglas L. Bruggeman
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)