Form 10-K405
period 2000-01-31
REX STORES CORP
filed 2000-04-14
CIK 744187

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2000           COMMISSION FILE NO. 0-13283

                                   ----------

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

                                   ----------

        Registrant's telephone number, including area code (937) 276-3931

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                              -------------------
   Common Stock, $.01 par value                        New York Stock Exchange


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         At the close of business on April 13, 2000 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,226,549 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $143,352,350.

         There were 6,726,879 shares of the registrant's Common Stock outstanding as of April 13, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on June 5, 2000 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM     1. BUSINESS

OVERVIEW

         We are a leading specialty retailer in the consumer electronics/appliance industry, serving over 200 small to medium-sized towns and communities. Since 1980, when our first four stores were acquired, we have expanded into a national chain operating 238 stores in 35 states under the "REX" trade name. Our stores average approximately 10,900 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, video and audio equipment, camcorders and major household appliances.

         Our business strategy emphasizes depth of selection within key product categories. Brand name products are offered at everyday low prices combined with frequent special sales and promotions. We concentrate our stores in small and medium sized markets where we believe that by introducing a high volume, low price merchandising concept, we can become a dominant retailer. We support our merchandising strategy with extensive newspaper advertising in each of our local markets and maintain a knowledgeable sales force which focuses on customer service. We believe our low price policy, attention to customer satisfaction and deep product selection provide customers with superior value.

         Our growth strategy is to continue to open stores in small to medium sized markets. We will focus on markets with a newspaper circulation which can efficiently and cost-effectively utilize our print advertising materials and where we believe we can become a dominant retailer.

         REX was incorporated in Delaware in 1984 as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc., Stereo Town, Inc. and Kelly & Cohen Appliances, Inc., which were formed in 1980, 1981 and 1983, respectively. Our principal offices are located at 2875 Needmore Road, Dayton, Ohio 45414. Our telephone number is
(937) 276-3931.

FISCAL YEAR

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 1999" means the period February 1, 1999 to January 31, 2000. In the past, we referred to this period as "fiscal 2000." To avoid confusion, we now refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

BUSINESS STRATEGY

         Our objective is to be the leading consumer electronics/appliance retailer in each of our markets. The key elements of our business strategy include:

FOCUSING ON SMALL MARKETS

         We traditionally have concentrated our stores in markets with populations of 20,000 to 300,000. We are currently focusing most of our new store openings in markets with populations under 85,000, which generally are underserved by our competitors. We believe our low-overhead store format and our ability to operate in free-standing as well as strip shopping centers and regional mall locations makes us well suited to these small markets.

MAINTAINING GUARANTEED LOWEST PRICES

         We actively monitor prices at competing stores and adjust our prices as necessary to meet or beat the competition. We guarantee the lowest price on our products through a policy of refunding 125% of the difference between our price and a competitor's price on the same item.

OFFERING A BROAD SELECTION OF BRAND NAME PRODUCTS

         We offer a broad selection of brand name products within key product categories. We carry most major brands of consumer electronics and appliances, having added Sony and Maytag products during fiscal 1999. We offer merchandise in each of our product categories at a range of price points and generally maintain sufficient product stock for immediate delivery to customers.

CAPITALIZING ON OUR OPPORTUNISTIC BUYING

         We frequently purchase large quantities of products directly from manufacturers on an opportunistic basis at favorable prices. We believe this buying strategy makes us a unique and attractive customer for manufacturers seeking to sell cancelled orders and excess inventory and enables us to develop strong relationships and extended trade credit support with vendors.

STRIVING TO BE THE LOW COST OPERATOR IN OUR MARKETS

         Our current prototype store is approximately 12,000 square feet and provides us with cost and space efficiencies. Our market selection criteria and operating philosophy allow us to minimize both occupancy and labor costs. Generally, all of our store employees, including our store managers, sell products, unload trucks, stock merchandise and process sales, which helps minimize employee count and overhead within each store. Most stores are staffed with between three and six employees.

LEVERAGING OUR STRONG OPERATIONAL CONTROLS

         Our information systems and point-of-sale computer systems, which are installed in every store, allow management to monitor our merchandising programs, sales, employee productivity and in-store inventory levels on a daily basis. Our operational controls provide us with cost efficiencies which reduce overhead while allowing us to maintain high levels of in-stock merchandise. Our three distribution centers, strategically located in Dayton, Ohio, Pensacola, Florida and Cheyenne, Wyoming, reduce inventory requirements at individual stores and facilitate centralized inventory and accounting controls.

GROWTH STRATEGY

         We plan to accelerate our store expansion program by opening approximately 30 to 35 new stores in fiscal 2000 and approximately 35 to 40 new stores in fiscal 2001.

         SITE SELECTION. We select locations for future stores based on our evaluation of individual site economics and market conditions. When deciding whether to enter a new market or open another store in an existing market, we evaluate a number of criteria, including:

         sales volume potential;

         competition within the market area, including size, strength and merchandising philosophy of former, existing and potential competitors;

         cost of advertising;

         newspaper circulation; and

         size and growth pattern of the population.

         In choosing specific sites, we apply standardized site selection criteria taking into account numerous factors, including:

         local demographics;

         real estate occupancy expense based upon ownership and/or leasing;

         traffic patterns; and

         overall retail activity.

         Stores typically are located on high traffic arteries, adjacent to or in major shopping malls, with adequate parking to support high sales volume.

         We either lease or purchase new store sites depending upon opportunities available to us and relative costs. Of the 26 new stores opened in fiscal 1999 and 1998, 20 were purchased sites and six were leased sites.

         STORE ECONOMICS. For leased stores, we anticipate per store capital expenditures of $100,000 to $250,000. This amount may increase to the extent we are responsible for the remodeling or renovation of the new leased site. We anticipate expenditures of approximately $950,000 to $1,400,000 when we purchase real estate, which include the cost of the land purchased, building construction and fixtures. The purchase amount varies depending upon the size and location of the store. The purchase amount may be higher if we build or purchase a location larger than our needs and attempt to lease a portion of the store. Historically, we have obtained long-term mortgage financing of approximately 75% of the land and building cost of opening owned stores. Mortgage financing is generally obtained after a store is opened, either on a site by site or multiple store basis. The extent to which we seek mortgage financing for owned stores is dependent upon mortgage rates, terms and availability.

         The gross inventory requirements for new stores are estimated at $350,000 to $500,000 per store depending upon the season and store size.

STORE OPERATIONS

         STORES. We locate our stores in the general vicinity of major retail shopping districts and design our stores to generate their own traffic. Currently, 160 stores are located in free-standing buildings, with the balance situated in strip shopping centers and regional malls. Stores located in malls have exterior access and signage rights.

         Our stores are designed with minimal interior fixtures to provide an open feeling and a view of all product categories upon entering the store. The stores are generally equipped with neon signage above each product category to further direct the customer to particular products. We believe the interior layout of our stores provides an inviting and pleasant shopping environment for the customer.

         Our existing stores average approximately 10,900 square feet, including approximately 7,600 square feet of selling space and approximately 3,300 square feet of storage. New stores are planned to be approximately 12,000 square feet. Stores are open seven days and six nights per week, except for certain holidays. Hours of operation are 10:00 a.m. to 9:00 p.m. Monday through Saturday and 12:00 p.m. to 6:00 p.m., or 1:00 p.m. to 5:00 p.m. in some states, on Sunday.

         Our operations are divided into regional districts, containing from two to 11 stores whose managers report to a district manager. Our 39 district managers report to one of four regional vice presidents. Each store is staffed with a full-time manager and one or two assistant managers, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis.

           We evaluate the performance of our stores on a continuous basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, will close any store which is not adequately contributing to our profitability. We closed 4, 6 and 8 stores during fiscal 1999, 1998 and 1997, respectively. Subsequent to January 31, 2000, we closed four stores. In fiscal 1999, we opened 14 new stores: three stores in Ohio, two stores each in Alabama and New York and one store each in Louisiana, Michigan, Mississippi, Montana, North Carolina, South Carolina and Virginia.

         STORE LOCATIONS. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2000:


STATE                    NUMBER OF STORES                 STATE               NUMBER OF STORES
-----                    ----------------                 -----               ----------------
Alabama                          14                    Montana                        3
Arkansas                          1                    Nebraska                       2
Colorado                          3                    New York                      22
Florida                          26                    North Carolina                 6
Georgia                           7                    North Dakota                   3
Idaho                             5                    Ohio                          20
Illinois                         10                    Oklahoma                       2
Indiana                           3                    Pennsylvania                  18
Iowa                             12                    South Carolina                11
Kansas                            2                    South Dakota                   3
Kentucky                          3                    Tennessee                      6
Louisiana                         7                    Texas                         10
Maryland                          2                    Virginia                       2
Massachusetts                     2                    Washington                     2
Michigan                          4                    West Virginia                  5
Minnesota                         1                    Wisconsin                      4
Mississippi                      12                    Wyoming                        2
Missouri                          3


         PERSONNEL. We train our employees to explain and demonstrate to customers the use and operation of our merchandise and to develop good sales practices. Our in-house training program for new employees combines on-the-job training with use of a detailed company-developed manual entitled "The REX Way." Sales personnel attend in-house training sessions conducted by experienced salespeople or manufacturers' representatives and receive sales, product and other information in meetings with managers. Management and sales personnel are compensated on a commission basis.

         We also have a manager-in-training program that consists of on-the-job training of the assistant manager at the store. Our policy is to staff store management positions with personnel promoted from within REX and to staff new store management positions with existing managers or assistant managers.

         SERVICES. Virtually all of the products we sell carry manufacturers' warranties. Except for our least expensive items, we offer extended service contracts to customers, usually for an additional charge, which typically provide one to five years of extended warranty coverage. We offer maintenance and repair services for most of the products we sell. These services are generally subcontracted to independent repair firms.

         Our return policy provides that any merchandise may be returned for exchange or refund within seven days of purchase if accompanied by original packaging material and verification of sale.

         We accept MasterCard, Visa and Discover. We estimate that, during fiscal 1999, approximately 33.5% of our total sales were made on these credit cards, and approximately 9.4% were made on installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We work with local consumer finance companies in each of our markets in implementing these credit arrangements and are able to offer competitive credit packages, generally including interest-free financing options.

MERCHANDISING

         PRODUCTS. We offer a broad selection of brand name consumer electronics and home appliance products at a range of price points. We emphasize depth of product selection within selected key product categories. We sell approximately 1,000 products produced by approximately 50 manufacturers. Our product categories include:


TELEVISIONS         VIDEO                AUDIO                   APPLIANCES              OTHER
-----------         -----                -----                   ----------              -----

TVs                 VCRs                 Stereo Systems          Air Conditioners        Extended Service
Big Screen          Camcorders           Receivers               Microwave Ovens           Contracts
  TVs               Digital Satellite    Compact Disc            Washers                 Ready to Assemble
TV/VCR                 Systems              Players              Dryers                    Furniture
  Combos            DVD Players          Tape Decks              Ranges                  Recordable Tapes
                                         Speakers                Dishwashers             Telephones
                                         Car Stereos             Refrigerators           Fax Machines
                                         Portable Radios         Freezers                Audio/Video
                                         Turntables              Vacuum Cleaners           Accessories
                                                                 Dehumidifiers           Radar Detectors
                                                                 Garbage Disposals       CB Radios
                                                                                         Cellular Phones

         Among the leading brands sold by us during fiscal 1999, in alphabetical order, were General Electric, Hitachi, Hotpoint, JVC, Maytag, Panasonic, Phillips Magnavox, Pioneer, RCA, Roper, Sharp, Sony, Technics, Toshiba, Whirlpool and Zenith. Sony and Maytag products were added during fiscal 1999.

         All our stores carry a broad range of televisions, video and audio products, microwave ovens and air conditioners and a limited line of home office products. In addition, 234 stores carry major appliances. We began selling cellular phones in 41 of our stores during fiscal 1999. We do not carry computers, computer software or pre-recorded music.

         The following table shows the approximate percent of net sales for each major product group for the last three fiscal years.

                                                                          FISCAL YEAR
                                                                 -----------------------------
                      PRODUCT CATEGORY                           1999         1998        1997
                      ----------------                           ----         ----        ----
        Televisions ............................................  38%           36%         36%
        Video ..................................................  16            17          19
        Audio...................................................  17            18          17
        Appliances .............................................  22            21          20
        Other...................................................   7             8           8
                                                                 ---           ---         ---
                                                                 100%          100%        100%
                                                                 ===           ===         ===


         PRICING. Our policy is to offer our products at guaranteed lowest prices combined with frequent special sales and promotions. Our retail prices are established by our merchandising department, but each district manager is responsible for monitoring the prices offered by competitors and has authority to adjust prices to meet local market conditions. Our commitment to offer the lowest prices is supported by our guarantee to refund 125% of the difference in price if, within 30 days of purchase, a customer can locate the same item offered by a local competitor at a lower price.

         ADVERTISING. We use a "price and item" approach in our advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of our advertising is our Guaranteed Lowest Price. Our guarantee states:

         "Our prices are guaranteed in writing. If you find any other local store stocking and offering to sell for less the identical item in a factory sealed box within 30 days after your REX purchase, we'll refund the difference plus an additional 25% of the difference."

         Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced for us by an outside advertising agency. We supplement our newspaper advertising with television and radio advertisements in certain markets. Advertisements are also complemented by in-store signage highlighting special values, including "Value Every Day," "Best Value," and "Top of the Line." Our advertising strategy includes preferred customer private mailers, special events such as "Midnight Madness Sales" and coupon sales to provide shopping excitement and generate traffic.

         PURCHASING. Our merchandise purchasing and opportunistic buying are performed predominantly by three members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 1999, seven vendors accounted for approximately 63% of our purchases. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

e-COMMERCE

         In April 1999, we began selling selected televisions, audio and video products and small appliances on our Web site at www.rexstores.com. We are an Amazon.com Auctions Charter Merchant and also offer selected products on the eBay and Yahoo! auction Web sites. In January 2000 we entered into an agreement with Zengine, Inc. to develop our Web site. We believe the entry into e-commerce offers us the opportunity to expand our sales into larger markets.

DISTRIBUTION

         Our stores are supplied by three regional distribution centers. The distribution centers consist of:

              a 315,000 square foot leased facility in Dayton, Ohio;

              a 180,000 square foot owned facility in Pensacola, Florida, of which we lease 90,000 square feet to an outside company; and

              a 145,000 square foot owned facility in Cheyenne, Wyoming.

         We also lease a 67,000 square foot auxiliary warehouse in Pensacola, Florida. In addition, we lease overflow warehouse space as needed to accommodate seasonal inventory requirements and opportunistic purchases.

INVENTORY MANAGEMENT

         The regional distribution centers reduce inventory requirements at individual stores, while preserving the benefits of volume purchasing and facilitating centralized inventory and accounting controls. Virtually all of our merchandise is distributed through our distribution centers, with the exception of major appliances which are often shipped directly by the vendor to the retail location. All deliveries to stores are made by independent contract carriers.

MANAGEMENT INFORMATION SYSTEMS

         We have developed a computerized management information system which operates an internally developed software package. Our computer system provides management with the information necessary to manage inventory by stock keeping unit (SKU), monitor sales and store activity on a daily basis, capture marketing and customer information, track productivity by salesperson and control our accounting operations.

         Our mainframe computer is an IBM A/S 400E series model. The host computer is integrated with our point-of-sale system which serves as the collection mechanism for all sales activity. The combined system provides for next-day review of inventory levels, sales by store and by SKU and commissions earned, assists in cash management and enables management to track merchandise from receipt at the distribution center until time of sale.

COMPETITION

         Our business is characterized by substantial competition. Our competitors include national and regional large format merchandisers and superstores such as Best Buy Co., Inc. and Circuit City Stores, Inc., other specialty electronics retailers including RadioShack, the retail operating format of Tandy Corporation, department and discount stores such as Sears, Roebuck and Co., Wal-Mart Stores, Inc. and Montgomery Ward Holding Corp., furniture stores, warehouse clubs, home improvement retailers and Internet and store-based retailers who sell competitive products online. We also compete with small chains and specialty single-store operators in some markets, as well as Sears' dealer-operated units. Some of our competitors have greater financial and other resources than us, which may increase their ability to purchase inventory at a lower cost, better withstand economic downturns or engage in aggressive price competition. Competition within the consumer electronics/appliance retailing industry is based upon price, breadth of product selection, product quality and customer service. We expect competition within the industry to increase.

FACILITIES

         We own 128 of our stores. The remaining 110 stores operate on leased premises, with the unexpired terms of the leases ranging from less than one year to 25 years, inclusive of options to renew. For fiscal 1999, the total net rent expense for our leased facilities was approximately $7,411,000.

         To date, we have not experienced difficulty in securing leases or purchasing sites for suitable store locations. We continue to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, we have developed prototype formats for new store construction.

EMPLOYEES

         At January 31, 2000, we had 150 hourly and salaried employees and 949 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

SERVICE MARKS

         We have registered our rights in our service mark "REX" with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service mark.

ITEM 2. PROPERTIES

         The information required by this Item 2 is set forth in Item 1 of this report under "Store Operations--Stores," "Distribution" and "Facilities" and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

         We are involved in various legal proceedings incidental to the conduct of our business. We believe that these proceedings will not have a material adverse effect on our financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                        EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information about each of our executive officers.

          NAME                             AGE                        POSITION(S)
          ----                             ---                        -----------
Stuart Rose..............................   45    Chairman of the Board and Chief Executive Officer*
Lawrence Tomchin ........................   72    President and Chief Operating Officer*
Douglas Bruggeman .......................   39    Vice President-Finance and Treasurer
Edward Kress ............................   50    Secretary*

----------------
*Also serves as a director.

         Stuart Rose has been our Chairman of the Board and Chief Executive Officer since our incorporation in 1984 as a holding company to succeed to the ownership of Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc. and Stereo Town, Inc. Prior to 1984, Mr. Rose was Chairman of the Board and Chief Executive Officer of Rex Radio and Television, Inc., which he founded in 1980 to acquire the stock of a corporation which operated four retail stores.

         Lawrence Tomchin has been our President and Chief Operating Officer since 1990. From 1984 to 1990, he was our Executive Vice President and Chief Operating Officer. Mr. Tomchin has been a director since 1984. Mr. Tomchin was Vice President and General Manager of the corporation which was acquired by Rex Radio and Television, Inc. in 1980 and served as Executive Vice President of Rex Radio and Television, Inc. after the acquisition.

         Douglas Bruggeman has been our Vice President - Finance and Treasurer since 1989. From 1987 to 1989, Mr. Bruggeman was our Manager of Corporate Accounting. Mr. Bruggeman was employed with the accounting firm of Ernst & Young prior to joining us in 1986.

         Edward Kress has been our Secretary since 1984 and a director since 1985. Mr. Kress has been a partner of the law firm of Chernesky, Heyman & Kress P.L.L., our legal counsel, since 1988. From 1985 to 1988, Mr. Kress was a member of the law firm of Smith & Schnacke. Mr. Kress has practiced law in Dayton, Ohio since 1974.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.


Fiscal Quarter Ended                                    High              Low
------------------------------------------------    ------------------------------

April 30, 1998                                         $15.75           $ 9.88
July 31, 1998                                           15.25            10.88
October 31, 1998                                        12.75             9.81
January 31, 1999                                        14.13            10.88

April 30, 1999                                         $16.94           $11.13
July 31, 1999                                           39.06            15.75
October 31, 1999                                        42.38            24.88
January 31, 2000                                        39.81            13.31


As of April 12, 2000, there were 235 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy
---------------

Our revolving credit agreement places restrictions on the payment of dividends. We did not pay dividends in the current or prior years.

ITEM 6.    SELECTED FINANCIAL DATA

Five Year Financial Summary


                                                                                     JANUARY 31,
             (In Thousands, Except                    -------------------------------------------------------------------
             Per Share Amounts) (A)                   2000          1999            1998          1997            1996
---------------------------------------------------   -------------------------------------------------------------------

Net sales                                             $464,300       $416,673       $411,005      $427,378       $442,217

Net income                                            $ 18,293       $ 11,195       $  7,412      $  7,362       $ 14,573

Basic net income per share                            $   2.28       $   1.51       $   0.94      $   0.82       $   1.62

Diluted net income per share                          $   2.06       $   1.43       $   0.91      $   0.80       $   1.56

Total assets                                          $304,036       $268,282       $260,530      $248,034       $234,599

Long-term debt, net of current maturities             $ 46,200       $ 55,478       $ 52,661      $ 51,102       $ 32,590


(A) Per share amounts for the years ended January 31, 1997 and 1996 have been restated to conform with the requirements of SFAS No. 128 "Earnings per Share".

Quarterly Financial Data (Unaudited)
------------------------------------

                                                                  Quarters Ended
                                          -------------------------------------------------------------------
                                                      (In Thousands Except Per Share Amounts)

                                          April 30,          July 31,         October 31,         January 31,
                                            1999               1999              1999                2000
                                          ---------          --------         -----------         -----------
Net sales                                 $99,056            $107,739           $102,432           $155,073
Cost of merchandise sold                   72,613              76,870             74,651            113,284
Net income                                  2,087               4,098              2,464              9,644
Basic net income per
   share (a)                                $0.28              $0.54               $0.30              $1.07
Diluted net income per share (a)            $0.27              $0.48               $0.27              $0.97




                                                                  Quarters Ended
                                          -------------------------------------------------------------------
                                                      (In Thousands Except Per Share Amounts)

                                           April 30,          July 31,          October 31,        January 31,
                                             1998               1998                1998              1999
                                           ---------           -------          -----------        -----------

Net sales                                  $87,964             $92,446            $92,634           $143,629
Cost of merchandise sold                    63,982              66,402             67,326            105,184
Net income                                   1,019               1,579                732              7,865
Basic net income per
   share (b)                                 $0.13              $0.21               $0.10              $1.10
Diluted net income per share (b)             $0.13              $0.20               $0.10              $1.04



(a) The total of the quarterly net income per share amounts is less than the annual net income per share amounts due to 53% of net income occurring in the fourth quarter of fiscal 1999, whose per share amounts reflect, for the entire quarter, our 1.5 million share offering in October 1999, while the annual per share amounts only reflect the increased outstanding shares for the four months since the issuance of the shares in October 1999.

(b) The total of the quarterly net income per share amounts is more than the annual net income per share amounts due to 70% of our net income occurring in the fourth quarter of fiscal 1998. In addition, the fourth quarter per share amounts reflect, for the entire quarter, the 632,000 shares repurchased, while the annual per share amounts only reflect the decreased outstanding shares for the average time held in treasury.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading specialty retailer in the consumer electronics/appliance industry. Since acquiring our first four stores in 1980, we have expanded into a national chain operating 238 stores in 35 states under the "REX" trade name. By offering a broad selection of brand name products at guaranteed lowest prices, we believe we have become a leading consumer electronics/appliance retailer in our markets.

         Our comparable store sales increased 8.2% for fiscal 1999. The comparable stores sales increase was primarily driven by large screen television sales throughout the year and strong air conditioner sales in the second quarter due to warm weather conditions. Comparable stores sales had declined 0.1% and 10.5% for fiscal 1998 and 1997, respectively. Negative comparable store sales in fiscal 1997 were primarily driven by increased competitor openings in certain of our markets, a lack of new product introductions within the industry and our decision to discontinue selling personal computers in fiscal 1997. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

         During fiscal 1999, 1998 and 1997 we opened 14, 12 and 8 stores, and closed 4, 6 and 8 stores, respectively. We plan to accelerate our store openings for fiscal 2000 and 2001, with 30 to 35 new store openings planned in fiscal 2000 and 35 to 40 in fiscal 2001. In March 1998, we opened a third distribution center in Cheyenne, Wyoming, that will allow us to further expand in the western part of the United States. Future store openings are expected to occur in our existing geographical markets and selected new states. We are currently focusing most of our new store openings in markets with populations under 85,000, which we generally believe are underserved by our competitors.

EXTENDED SERVICE CONTRACTS

         Our extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.3%, 3.7% and 3.5% of net sales for fiscal 1999, 1998 and 1997, respectively. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $10.9 million, $10.3 million and $11.0 million in fiscal 1999, 1998 and 1997, respectively.

INVESTMENT IN LIMITED PARTNERSHIPS

         In fiscal 1998, we invested $3.2 million in two limited partnerships which own four facilities producing synthetic fuel from coal fines. The partnerships earn federal income tax credits under Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 1999 phase-out started at $47.90 per barrel.

         We initially held a 30% interest in one partnership and an 18.75% interest in the other. Effective February 1, 1999, we sold a portion of our interest in one partnership, reducing our ownership percentage from 30% to 17%. We will receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations. The maximum amount of cash that can be received varies by year. The maximum that could be received for calendar 1999 was approximately $6.7 million, of which the actual amount earned and received was approximately $5.1 million. The maximum that can be received for calendar 2000 is approximately $7.1 million.

         We are a limited partner in each partnership. We have no managerial responsibility or liability for future working capital contributions, although our interest in each partnership could be diluted if we choose not to pay our share of necessary capital improvements to the partnerships' facilities. We account for our ownership interest in the partnerships under the equity method.

         The limited partnerships have received favorable private letter rulings from the IRS that the synthetic fuel produced by their facilities and sold to unrelated parties qualify for the tax credits under Section 29 of the Internal Revenue Code.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                            Fiscal Year Ended January 31,
                                           -------------------------------------------------------------
                                                 2000                  1999                   1998
                                           ---------------       -----------------      ----------------

Net sales...............................        100.0%                 100.0%                 100.0%
Cost of merchandise sold................         72.7                   72.7                   72.4
    Gross profit........................         27.3                   27.3                   27.6
                                           ---------------       -----------------      ----------------
Selling, general and administrative
    expenses............................         21.6                   22.4                   22.9
    Income from operations..............          5.7                    4.9                    4.7
Interest, net...........................         (1.0)                  (1.5)                  (1.7)
Gain on sale of real estate.............          0.2                    0.6                    --
Income (equity in losses) from limited
    partnerships........................          0.6                   (0.3)                   --
                                           ---------------       -----------------      ----------------
    Income before provision for income
        taxes and extraordinary item....          5.5                    3.7                    3.0
Provision for income taxes..............          1.4                    1.0                    1.2
                                           ---------------       -----------------      ----------------
    Income before extraordinary
        item............................          4.1                    2.7                    1.8
Extraordinary loss from early
    extinguishment of debt..............          0.2                    --                     --
                                           ---------------       -----------------      ----------------
   Net income...........................          3.9%                   2.7%                   1.8%
                                           ===============       =================      ================

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999

         NET SALES. Net sales in fiscal 1999 were $464.3 million, an 11.4% increase from the $416.7 million achieved in fiscal 1998. This increase was primarily the result of an increase in comparable store sales of 8.2% for the fiscal year. Sales also increased due to the opening of 14 new stores in fiscal 1999 and the first full year of sales from 12 stores opened in fiscal 1998. During fiscal 1999, we opened 14 stores and closed four, while during fiscal 1998 we opened 12 stores and closed six. We had 238 and 228 stores open at January 31, 2000 and 1999, respectively.

         The largest contributor to the increased comparable store sales were larger screen television sales which accounted for 6.5% of the increase. Comparable store sales were also positively impacted by approximately 2.2% from strong air conditioner sales during the second quarter and approximately 1.3% and 1.1% from DVD players and appliances other than air conditioners, respectively. DVD players were a relatively new product in fiscal 1999 and we believe that sales of DVD players serve to replace certain VCR sales. The increase in sales of appliances was a result of expanded product offerings.

         Comparable store sales were negatively impacted by approximately 1.5% and 1.4% from smaller screen televisions and VCRs, respectively. The decline in smaller screen televisions was primarily due to increased demand for larger screen televisions and a reduction in average selling prices. The reduction in VCR sales was also due to a decline in average selling prices and a shift in demand toward DVD players.

         GROSS PROFIT. Gross profit was $126.9 million in fiscal 1999 versus $113.8 million for fiscal 1998. The gross profit margin was 27.3% for both years. The gross profit margin was positively impacted by the improved sales of larger screen televisions and air conditioners which have higher than average gross profit margins. These improvements were offset by the recognition of a lower percentage of extended service contract revenues relative to merchandise sales. Sales of extended service contracts generally have a higher gross profit margin in comparison to other product categories.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1999 were $100.6 million, or 21.6% of net sales, a 7.5% increase from $93.6 million, or 22.4% of net sales, in fiscal 1998. The increase in expenses was primarily the result of increased incentive commissions and other selling costs associated with the increased sales levels. The reduction in selling, general and administrative expenses as a percent of net sales was primarily the result of the leveraging of store operating costs, such as advertising and occupancy expenses, as a result of the increase in comparable store sales of 8.2%.

         INCOME FROM OPERATIONS. Income from operations was $26.3 million, or 5.7% of net sales, for fiscal 1999, a 30.2% increase from $20.2 million, or 4.9% of net sales, in fiscal 1998. The increase was primarily due to increased comparable store sales and the leveraging of store operating costs, such as advertising and occupancy expenses.

         INTEREST EXPENSE. Interest expense decreased to $5.1 million in fiscal 1999 from $6.4 million in fiscal 1998. The decrease in interest expense was primarily attributable to lower borrowings under the line of credit. Average outstanding borrowings under the line of credit were approximately $3.2 million in fiscal 1999 versus approximately $15.8 million in fiscal 1998. We also had a net reduction in mortgage debt of $9.1 million, due to paying off certain higher rate mortgage debt with proceeds from our stock offering in October 1999.

         GAIN ON SALE OF REAL ESTATE. During fiscal 1999, we sold a shopping center in which we had previously operated a retail store. We recorded a gain of approximately $787,000 from the sale of this real estate.

         INCOME (EQUITY IN LOSSES) FROM LIMITED PARTNERSHIPS. Results for the fiscal year ended January 31, 2000 also reflect the impact of our investment in two synthetic fuel limited partnerships. We reported income from the limited partnerships of approximately $3.0 million for fiscal 1999, which consisted of $5.1 million generated by the sale of a portion of the interest in one of the partnerships, partially offset by a charge of $2.1 million to reflect our equity share of the partnerships' losses.

         INCOME TAXES. Our effective tax rate was reduced to 25.0% in fiscal 1999 from 26.3% in fiscal 1998 as a result of our share of federal tax credits earned by the limited partnerships.

         EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT. We recorded an extraordinary loss from the early extinguishment of debt of $717,000, net of the income tax effect of $239,000, as a result of paying off approximately $18.9 million of mortgage debt with a portion of the proceeds from our stock offering in October 1999.

         NET INCOME. As a result of the foregoing, net income was $18.3 million and $11.2 million for fiscal 1999 and 1998, respectively.

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

         NET SALES. Net sales in fiscal 1998 were $416.7 million, a 1.4% increase from the $411.0 million achieved in fiscal 1997. This increase was caused by the addition of 12 stores opened in fiscal 1998 and the first full year of sales for eight stores opened in the previous fiscal year. During fiscal 1998, we opened 12 stores and closed six, while during fiscal 1997 we opened eight stores and closed eight. We had 228 and 222 stores open at January 31, 1999 and 1998, respectively.

         Comparable store sales declined by 0.1% in fiscal 1998. Comparable store sales were positively impacted by approximately 1.4% and 1.3% by the audio and appliance categories, respectively, as well as approximately 1.0% by ready to assemble (RTA) furniture. The increase in sales of appliances and RTA furniture was a result of expanded offerings in both categories.

         Comparable store sales were negatively impacted by approximately 0.1% and 2.7% by the television and video products categories, respectively, and by approximately 1.0% by our decision to discontinue selling personal computers during fiscal 1997. Television and video products were negatively impacted by a continued decline in average selling prices. There was also a general softness in demand for video products due to the pending transition to digital products. There will not be a continuing effect in fiscal 1999 on comparable store sales from personal computers as we sold a limited number of personal computers in fiscal 1998.

         GROSS PROFIT. Gross profit was $113.8 million in fiscal 1998, or 27.3% of net sales, versus $113.2 million, or 27.6% of net sales, recorded the prior year. The reduced gross profit margin was primarily the result of the changes in merchandise sales mix discussed above and the continued decline in the average selling prices of television and video products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1998 were $93.6 million, or 22.4% of net sales, a 0.5% decline from $94.1 million, or 22.9% of net sales, in fiscal 1997. The decrease in expenses was primarily due to lower advertising expenditures in certain markets of approximately $2.3 million, partially offset by an increase in compensation expense of approximately $1.2 million resulting from increased total sales and profits.

         INCOME FROM OPERATIONS. Income from operations was $20.2 million, or 4.9% of net sales, in fiscal 1998, a 5.2% increase from $19.2 million, or 4.7% of net sales, for fiscal 1997. The increase was primarily due to increased total sales and controls over advertising expenditures.

         INTEREST EXPENSE. Interest expense decreased to $6.4 million in fiscal 1998 from $7.1 million in fiscal 1997. The decrease in interest expense was primarily attributable to lower borrowings under the line of credit. Average outstanding borrowings under the line of credit were approximately $15.8 million in fiscal 1998 versus approximately $22.2 million in fiscal 1997.

         GAIN ON SALE OF REAL ESTATE. During fiscal 1998, we sold two shopping centers in which we had previously operated retail stores. We recorded a gain of approximately $2.4 million from the sale of this real estate.

         INCOME (EQUITY IN LOSSES) FROM LIMITED PARTNERSHIPS. Results for the fiscal year ended January 31, 1999 also reflect the impact of our investment in the two synthetic fuel limited partnerships. We recorded a pre-tax charge of approximately $1.3 million to record our share of the partnerships' operating losses, lowering our total investment in the partnerships to $1.8 million.

         INCOME TAXES. Our effective tax rate was reduced to 26.3% in fiscal 1998 from 39.5% in fiscal 1997 as a result of our share of federal tax credits earned by the limited partnerships.

         NET INCOME. As a result of the foregoing, net income was $11.2 and $7.4 million for fiscal 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of financing have been cash flow provided by operations, supplemented by mortgages on owned properties. We also use borrowings under our revolving line of credit to fund our seasonal working capital needs. In addition, during fiscal 1999 we received approximately $44.7 million after expenses from the sale of 1,500,000 shares of common stock.

         OPERATING ACTIVITIES. Net cash provided by operating activities was $10.3 million and $10.2 million for fiscal 1999 and 1998, respectively. For fiscal 1999, operating cash flow was provided by net income of $18.3 million adjusted for the net impact of non-cash items of $3.5 million, which consist of deferred income, the gain on the sale of real estate, depreciation and amortization, the deferred income tax provision and our equity interest in the losses of the synthetic fuel limited partnerships. Cash of $3.0 million was also provided by an increase in other liabilities primarily resulting from the timing of tax payments and increased accrued wages resulting from higher sales levels. The primary uses of cash were an increase in inventory of $7.3 million and a decrease in accounts payable of $6.4 million primarily due to the timing of purchases and terms of payment with vendors.

         For fiscal 1998, operating cash flow was provided by net income of $11.2 million adjusted for the net impact of non-cash items of $1.0 million, which primarily consisted of depreciation, the gain on sale of real estate and our equity interest in the losses of the synthetic fuel limited partnerships. Cash was also provided by an increase in accounts payable of $2.8 million, primarily due to extended payment terms and the timing of payments to vendors. Cash was used by an increase in inventory of $5.5 million generally due to the timing of purchases.

         INVESTING ACTIVITIES. Capital expenditures in fiscal 1999 totaled $20.2 million. Expenditures included approximately $15.3 million to open 14 stores, approximately $1.2 million to purchase two previously leased stores and approximately $2.6 million for stores we plan to open in fiscal 2000. We plan to open 30 to 35 new stores in fiscal 2000, with anticipated capital expenditures of approximately $25.0 to $30.0 million. We plan to fund the new store openings with cash generated from operations and from additional mortgage debt.

         Capital expenditures in fiscal 1998 totaled $12.7 million. Expenditures included approximately $7.9 million to open 12 stores, approximately $2.1 million to relocate two stores and approximately $2.1 million to purchase three previously leased stores. In fiscal 1998, we also invested $3.2 million in the synthetic fuel limited partnerships.

         FINANCING ACTIVITIES. Cash provided by financing activities totaled approximately $22.2 million for fiscal 1999. In October 1999, we completed the sale of 1,500,000 shares of common stock with net proceeds to the Company of approximately $44.7 million after expenses. We also received proceeds of approximately $4.0 million from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $2.7 million which was reflected as an increase to additional paid-in capital.

         During fiscal 1999, we purchased 1,351,325 shares of our common stock for $20.1 million. During fiscal 1998, we purchased 632,000 shares of our common stock for $7.5 million. At January 31, 2000 we had authorization from the Board of Directors to purchase an additional 1,357,900 shares of our common stock, all of which were purchased subsequent to January 31, 2000 for $24.4 million. These shares will be held in treasury for possible future use. On March 22, 2000, we received authorization from our Board of Directors to purchase an additional 1,000,000 shares of our common stock.

         At January 31, 2000, we had approximately $49.5 million of mortgage debt outstanding at a weighted average interest rate of 8.04%, with maturities from April 1, 2000 to October 1, 2019. We have balloon payments due totaling approximately $2.2 million over the next two fiscal years, which we plan to either refinance with long-term mortgage debt or satisfy through borrowings on our revolving credit agreement. During fiscal 1999 we obtained mortgage financing of approximately $13.2 million to finance 15 retail store locations. We also paid off $22.3 million of long-term mortgage debt from scheduled repayments and early extinguishment of debt with proceeds from our stock offering.

         During fiscal 1999 we renewed our revolving credit agreement. The revolving credit agreement is with six banks through July 31, 2005 with interest at prime or LIBOR plus 1.875% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are equal to the lesser of (1) $100 million for the months of January through June and $130 million for the months of July through December or (2) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries.

         At January 31, 2000 and 1999, we had no borrowings outstanding on the revolving credit agreement. A total of approximately $90 million was available at January 31, 2000. Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 1999 were approximately $17.8 million, which existed immediately prior to the Christmas selling season due to the build-up of seasonal inventory requirements. The weighted average interest rate was 8.2% (17.8% including commitment fees) for fiscal 1999. The revolving credit agreement contains restrictive covenants which require us to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         Our business is seasonal. As is the case with many other retailers, our net sales and net income are greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 33.4% and 34.5% of net sales and 47.9% and 49.8% of income from operations in fiscal 1999 and 1998, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

IMPACT OF INFLATION

         The impact of inflation has not been material to our results of operations for the past three fiscal years.

YEAR 2000

         Certain software and hardware systems are date sensitive. Older date sensitive systems often use a two digit dating convention ("00" rather than "2000") that could have resulted in system failure and disruption of operations. This is referred to as the "Year 2000" issue. We have not experienced any significant disruptions to our business as a result of the Year 2000 issue.

         To date, we have incurred approximately $176,000 in costs. These costs were to replace existing hardware and third party software and professional fees for external assistance. We estimate that our future cost to resolve remaining Year 2000 issues will not be significant.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We do not expect the adoption of SFAS No. 133 to have a material impact on the consolidated financial statements because we do not currently hold any derivative instruments. In June 1999, the FASB issued Statement No. 137, which amended SFAS No. 133 such that the effective date of adoption will be for fiscal quarters beginning after June 15, 2000. We do not intend to adopt SFAS No. 133 prior to its effective date.

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to REX or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of January 31, 2000, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

         The revolving credit agreement is with six banks through July 31, 2005, with interest at prime or LIBOR plus 1.875% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are equal to the lesser of (1) $100 million for the months of January through June and $130 million for the months of July through December or (2) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. There were no borrowings outstanding at January 31, 2000.

         Substantially all of the mortgage notes payable consist of fixed rate debt. The interest rates are fixed from one to 12 years and range from 6.89% to 8.90%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The fair value of our long-term mortgage debt at January 31, 2000 was approximately $48.5 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities.

         Maturities of long-term debt are as follows (in thousands):


             YEAR ENDING JANUARY 31,                   AMOUNT
             -----------------------                   ------
             2001                                    $ 3,303
             2002                                      3,375
             2003                                      4,115
             2004                                      4,187
             2005                                      7,926
             Thereafter                               26,597
                                                     -------
                                                     $49,503
                                                     =======


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REX Stores Corporation and Subsidiaries
Consolidated Balance Sheets
January 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                             2000             1999
                                                                                             ----             ----
                                                                                                 (In Thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                             $ 25,609         $ 11,912
     Accounts receivable, net of allowance for doubtful accounts of $483
       and $430 at January 31, 2000 and 1999, respectively (Note 5)                           2,569            2,297
     Merchandise inventory (Note 5)                                                         139,267          132,002
     Prepaid expenses and other                                                               2,097            2,039
     Equity investment in limited partnerships (Note  2)                                       --              1,838
     Future income tax benefits (Note 9)                                                      9,837            9,366
                                                                                           --------         --------
                  Total current assets                                                      179,379          159,454
PROPERTY AND EQUIPMENT, NET (Notes 1, 5 and 6)                                              113,802           98,891
FUTURE INCOME TAX BENEFITS (Note 9)                                                           8,835            8,109
RESTRICTED INVESTMENTS (Note 1)                                                               2,020            1,828
                                                                                           --------         --------
                  Total assets                                                             $304,036         $268,282
                                                                                           ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 6)                                            $  3,303         $  3,114
     Current portion of deferred income and deferred gain on sale and
       leaseback (Notes 1 and 8)                                                             11,219           11,453
     Accounts payable, trade                                                                 46,252           52,674
     Accrued income taxes                                                                     1,572              147
     Accrued payroll                                                                          6,947            5,889
     Other current liabilities                                                                9,330            8,817
                                                                                           --------         --------
                  Total current liabilities                                                  78,623           82,094
LONG-TERM LIABILITIES:
     Long-term mortgage debt (Note 6)                                                        46,200           55,478
     Deferred income (Note 1)                                                                16,423           16,723
     Deferred gain on sale and leaseback (Note 8)                                             2,953            3,777
                                                                                           --------         --------
                  Total long-term liabilities                                                65,576           75,978
COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)
SHAREHOLDERS' EQUITY (Notes 4, 5, and 7):
     Common stock, 45,000 shares authorized, 11,495 and 9,767 shares
       issued, at par                                                                           115               98
     Paid-in capital                                                                        105,303           58,596
     Retained earnings                                                                       93,663           75,370
     Treasury stock, 3,426 and 2,587 shares                                                 (39,244)         (23,854)
                                                                                           --------         --------
                  Total shareholders' equity                                                159,837          110,210
                                                                                           --------         --------
                  Total liabilities and shareholders' equity                               $304,036         $268,282
                                                                                           ========         ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

REX Stores Corporation and Subsidiaries
Consolidated Statements of Income
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                 2000                 1999              1998
                                                                                 ----                 ----              ----
                                                                                                 (In Thousands,
                                                                                            Except Per Share Amounts)
NET SALES                                                                      $464,300             $416,673          $411,005
                                                                               --------             --------          --------
COSTS AND EXPENSES:
     Cost of merchandise sold                                                   337,418              302,894           297,757
     Selling, general and administrative expenses                               100,589               93,578            94,055
                                                                               --------             --------          --------
                  Total costs and expenses                                      438,007              396,472           391,812
                                                                               --------             --------          --------
INCOME FROM OPERATIONS                                                           26,293               20,201            19,193
INVESTMENT INCOME                                                                   420                  347               202
INTEREST EXPENSE                                                                 (5,136)              (6,448)           (7,143)
GAIN ON SALE OF REAL ESTATE                                                         787                2,410              --
INCOME (EQUITY IN LOSSES) FROM LIMITED PARTNERSHIPS                               2,996               (1,312)             --
                                                                               --------             --------          --------
INCOME BEFORE PROVISION FOR INCOME
     TAXES AND EXTRAORDINARY ITEM                                                25,360               15,198            12,252
PROVISION FOR INCOME TAXES                                                        6,350                4,003             4,840
                                                                               --------             --------          --------
INCOME BEFORE EXTRAORDINARY ITEM                                                 19,010               11,195             7,412
EXTRAORDINARY LOSS FROM EARLY
     EXTINGUISHMENT OF DEBT, NET OF INCOME
     TAX EFFECT OF $239                                                            (717)                --                --
                                                                               --------             --------          --------
NET INCOME                                                                     $ 18,293             $ 11,195          $  7,412
                                                                               ========             ========          ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                                  8,022                7,427             7,919
                                                                               --------             --------          --------
BASIC NET INCOME PER SHARE BEFORE
     EXTRAORDINARY ITEM                                                        $   2.37             $   1.51          $   0.94
EXTRAORDINARY ITEM                                                                (0.09)                --                --
                                                                               --------             --------          --------
BASIC NET INCOME PER SHARE                                                     $   2.28             $   1.51          $   0.94
                                                                               ========             ========          ========
WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING                                         8,897                7,833             8,178
                                                                               --------             --------          --------
DILUTIVE NET INCOME PER SHARE BEFORE
     EXTRAORDINARY ITEM                                                        $   2.14             $   1.43          $   0.91
EXTRAORDINARY ITEM                                                                (0.08)                --                --
                                                                               --------             --------          --------
DILUTED NET INCOME PER SHARE                                                   $   2.06             $   1.43          $   0.91
                                                                               ========             ========          ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                   2000               1999             1998
                                                                                   ----               ----             ----
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  $18,293            $11,195          $ 7,412
      Adjustments to reconcile net income to net cash provided by operating activities--
          Depreciation and amortization, net                                        3,469              3,194            2,979
          Gain on sale of real estate                                                (787)            (2,410)            --
          Equity in losses of limited partnerships                                  2,100              1,312             --
          Deferred income                                                            (534)              (993)             165
          Deferred income tax provision                                              (770)              (137)          (1,015)
      Changes in assets and liabilities:
          Accounts receivable                                                        (272)               478           (1,298)
          Merchandise inventory                                                    (7,265)            (5,504)           8,535
          Other current assets                                                       (485)               131           (2,228)
          Accounts payable, trade                                                  (6,422)             2,842           18,567
          Other current liabilities                                                 2,996                109            2,400
                                                                                  -------            -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          10,323             10,217           35,517
                                                                                  -------            -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                        (20,213)           (12,736)          (8,015)
      Proceeds from sale of real estate and capital disposals                       1,796              4,630              573
      Equity investment in limited partnerships                                      (262)            (3,150)            --
      Restricted investments                                                         (192)              (191)               8
                                                                                  -------            -------          -------
NET CASH USED IN INVESTING ACTIVITIES                                             (18,871)           (11,447)          (7,434)
                                                                                  -------            -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in note payable                                                       --                 --            (12,142)
      Proceeds from long-term debt                                                 13,192              7,003            4,473
      Payments of long-term debt                                                  (22,281)            (4,031)          (3,086)
      Common stock issued                                                          49,717                701              668
      Treasury stock issued                                                         1,728               --               --
      Treasury stock acquired                                                     (20,111)            (7,468)          (5,018)
                                                                                  -------            -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                                      22,245             (3,795)         (15,105)
                                                                                  -------            -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     13,697             (5,025)          12,978
CASH AND CASH EQUIVALENTS, beginning of year                                       11,912             16,937            3,959
                                                                                  -------            -------          -------
CASH AND CASH EQUIVALENTS, end of year                                            $25,609            $11,912          $16,937
                                                                                  =======            =======          =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                 Common Stock
                                              ----------------------------------------------------
                                                       Issued                       Treasury
                                              -----------------------         --------------------        Paid-In      Retained
                                              Shares           Amount         Shares        Amount        Capital      Earnings
                                              ------           ------         ------        ------        -------      --------
                                                                                 (In Thousands)
BALANCE, January 31, 1997                      9,602             $ 96          1,388       $11,368       $  57,229     $56,763
Net income                                      --                --            --            --              --         7,412
Treasury stock acquired                         --                --             567         5,018            --          --
Common stock issued                               86                1           --            --            667           --
                                              ------             ----          -----       -------        --------     -------
BALANCE, January 31, 1998                      9,688               97          1,955        16,386          57,896      64,175
Net income                                      --                --            --            --              --        11,195
Treasury stock acquired                         --                --             632         7,468            --          --
Common stock issued                               79                1           --            --             700          --
                                              ------             ----          -----       -------        --------     -------
BALANCE, January 31, 1999                      9,767               98          2,587        23,854          58,596      75,370
Net income                                      --                --            --            --              --        18,293
Treasury stock acquired                         --                --           1,351        20,111            --          --
Common stock issued                            1,728               17           (512)       (4,721)         46,707        --
                                              ------             ----          -----       -------        --------     -------
BALANCE, January 31, 2000                     11,495             $115          3,426       $39,244        $105,303     $93,663
                                              ======             ====          =====       =======        ========     =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------

(1)    Summary of Significant Accounting Policies--

       (a) Principles of Consolidation--The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates 238 retail consumer electronics and appliance stores under the REX name in 35 states.

       (b) Fiscal Year--All references in these financial statements to a particular fiscal year are to the Company's fiscal year ended January 31. For example, "fiscal 1999" means the period February 1, 1999 to January 31, 2000. In the past, the Company referred to this period as "fiscal 2000."

       (c) Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (d) Cash Equivalents--Cash equivalents are principally short-term investments with original maturities of less than three months. The carrying amount of cash equivalents is a reasonable estimate of fair value.

       (e) Merchandise Inventory--Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out (FIFO) basis, including certain costs associated with purchasing, warehousing and transporting merchandise. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (K&C), is valued at the lower of cost or market using the last-in, first-out (LIFO) method. Following the lower of cost or market principle, the K&C inventory value using the LIFO method ($34,096,000 and $32,405,000 at January 31, 2000 and 1999, respectively) is equivalent to the FIFO value for all years presented. Seven suppliers accounted for approximately 63% of the Company's purchases in fiscal 1999.

       (f) Property and Equipment--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over 10 to 12 years. The components of property and equipment at January 31, 2000 and 1999 are as follows:


                                               2000                1999
                                            ---------           ---------
                                                    (In thousands)
     Land                                   $  30,588           $  26,716
     Buildings and improvements                77,645              64,586
     Fixtures and equipment                    17,213              15,477
     Leasehold improvements                    10,378              10,217
                                            ---------           ---------
                                              135,824             116,996
     Less:  accumulated depreciation          (22,022)            (18,105)
                                            ---------           ---------
                                             $113,802           $  98,891
                                            =========           =========

REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------

              In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no material impairment losses incurred in the fiscal years ended January 31, 2000, 1999 and 1998.

       (g) Restricted Investments--Restricted investments, which are principally marketable securities, are stated at cost plus accrued interest, which approximates market. The carrying amount of restricted investments approximates fair value. Restricted investments at January 31, 2000 and 1999 are restricted by two states to cover possible future claims under product service contracts.

       (h) Revenue Recognition--The Company recognizes sales of products upon receipt by the customer. The Company will honor returns from customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale.

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

       (i) Interest Cost--Interest expense of $5,136,000, $6,448,000 and $7,143,000 for the years ended January 31, 2000, 1999 and 1998, respectively, is net of approximately $310,000, $238,000 and $33,000 of interest capitalized related to store construction. Total interest expense approximates interest paid for all years presented.

       (j) Loan Acquisition Costs--Direct expenses and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan.

       (k) Advertising Costs--Advertising costs are expensed as incurred. Advertising expense was approximately $31,914,000, $30,468,000 and $32,813,000 for the years ended January 31, 2000, 1999 and 1998, respectively.

       (l) Store Opening and Closing Costs--Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location. Store closing costs incurred in the fiscal years ended January 31, 2000, 1999 and 1998 were not material.


(2)    Investments In Limited Partnerships--

       During fiscal 1998, the Company invested $3,150,000 in two limited partnerships which produce synthetic fuels. The Company currently holds a 17% ownership in one partnership and an 18.75% ownership in the other, which are accounted for under the equity method. The limited partnerships also earn Federal income tax credits under Section 29 of the Internal Revenue Code based upon the quantity and content of synthetic fuel production. The Company accounts for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $3,800,000 and $2,000,000 in fiscal 1999 and 1998, respectively (see Note 9).

REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------

       Effective February 1, 1999, the Company sold a 13% interest in one of the limited partnerships reducing its initial 30% ownership interest to 17%. The Company will receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to 75% of the Federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations, as specified in the sale agreement. The maximum amount that could be received for calendar 1999 was approximately $6,700,000, of which the Company earned and received $5,100,000. The maximum that can be received for calendar 2000 is approximately $7,100,000. Income from the limited partnership investments reflected in the Consolidated Statements of Income totaled approximately $3,000,000 for fiscal 1999, consisting of $5,100,000 of income generated by the sale of the partnership interest, partially offset by a charge of $2,100,000 to reflect the Company's share of the partnerships' losses. The Company recorded a charge of approximately $1,300,000 in fiscal 1998 to reflect the Company's share of the partnerships' losses


(3)    Net Income Per Share--

       The Company reports net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share."

       Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year. Common share equivalents include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company's common stock for fiscal 1999, 1998 and 1997.

       The following table reconciles the basic and diluted net income per share computations for each year presented:


                                                                        2000
                                                   ----------------------------------------------
                                                   Income             Shares            Per Share
                                                   -------            -------           ---------
       Basic net income per share                  $18,293             8,022               $2.28
       Effect of stock options                       --                  875            ---------
                                                   -------            -------
       Diluted net income per share                $18,293             8,897               $2.06
                                                   -------            -------           ---------

                                                                        1999
                                                   ----------------------------------------------
                                                   Income             Shares            Per Share
                                                   -------            -------           ---------
       Basic net income per share                  $11,195             7,427              $1.51
       Effect of stock options                       --                  406            ---------
                                                   -------            -------
       Diluted net income per share                $11,195             7,833              $1.43
                                                   -------            -------           ---------

                                                                        1998
                                                   ----------------------------------------------
                                                   Income             Shares            Per Share
       Basic net income per share                  $7,412              7,919              $0.94
       Effect of stock options                       --                  259            ---------
                                                   -------            -------
       Diluted net income per share                $7,412              8,178              $0.91
                                                   -------            -------           ---------

REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------

       For the year ended January 31, 2000, all outstanding options were included in the common equivalent shares outstanding calculation. For the years ended January 31, 1999 and 1998, a total of 1,164,000 and 1,413,000 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.


(4)    Common Stock Transactions--

       In October 1999, the Company completed the sale of 1,500,000 shares of common stock and received net proceeds of approximately $44.7 million, net of expenses.

       During the years ended January 31, 2000, 1999 and 1998, the Company purchased 1,351,000, 632,000 and 567,000 shares of its common stock for $20,111,000, $7,468,000 and $5,018,000, respectively. At January 31,
       2000, the Company was authorized by its Board of Directors to purchase an additional 1,357,900 shares of its common stock. All of these shares were purchased subsequent to January 31, 2000 for approximately $24.4 million and will be held in treasury for possible future use. On March 22, 2000, the Company received authorization from its Board of Directors to purchase an additional 1,000,000 shares of its common stock.


(5)    Revolving Line Of Credit--

       The Company has a revolving credit agreement with six banks which expires on July 31, 2005. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $130 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by any letter of credit commitments outstanding. The Company had no outstanding borrowings under the revolving credit agreement at January 31, 2000 and January 31, 1999. At January 31, 2000, a total of approximately $90.0 million was available for borrowings under the revolving credit agreement.

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

(6)    Long-Term Mortgage Debt--

       Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. Interest rates range from 6.89% to 8.90%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term.

REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------

       Maturities of long-term debt are as follows (in thousands):

       Year Ending
       January 31,                                Amount
       -----------                               -------
       2001 ..................................   $ 3,303
       2002 ..................................     3,375
       2003 ..................................     4,115
       2004 ..................................     4,187
       2005 ..................................     7,926
       Thereafter ............................    26,597
                                                 -------
                                                 $49,503
                                                 =======


       A portion of the proceeds from the October 1999 stock offering were used to extinguish approximately $18.9 million of higher interest rate mortgage debt (see Note 4). As a result of the early extinguishment of mortgage debt, the Company paid prepayment penalties of approximately $643,000 and expensed unamortized financing costs of approximately $313,000. The Company recorded an extraordinary loss of $717,000, net of an income tax effect of $239,000.

       The fair value of the Company's long-term debt at January 31, 2000 and 1999 was approximately $48.5 million and $60.9 million, respectively. The fair value was estimated based on rates available to the Company for debt with similar terms and maturities.


(7)    Employee Benefits--

       Stock Option Plans--The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan (the Omnibus Plan). Under the Omnibus Plan, the Company may grant to officers and key employees awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plan also provides for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each stock-based award must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 2,000,000 shares of common stock are authorized for issuance under the Omnibus Plan and at January 31, 2000, 33,405 shares remained available for issuance. At January 31, 2000, 10,797 stock options also remained outstanding under the 1984 Incentive Stock Option Plan which expired in fiscal 1995.

       On October 14, 1998, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 650,000 shares at an exercise price of $9.94, which represented the market price on the date of grant. These options vest over a three-year period commencing on December 31, 2000, and all of these options remained outstanding at January 31, 2000.

       On February 26, 1997, the Company's Board of Directors approved a re-pricing of 362,035 stock options, with exercise prices ranging from $13.00 to $18.98 per share, to the market price as of the date of approval of $8.13 per share. Stock options held by employees who are members of the Board of Directors and stock options held by Non-Employee Directors were not re-priced.

REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------

       The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for these plans been determined at fair value consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, 2000, 1999 and 1998:


                                                                             2000          1999          1998
                                                                           -------       --------      --------
       Net income (000's):                         As reported             $18,293       $11,195       $7,412
                                                   Pro forma                16,428         9,370        6,167

       Basic net income per share:                 As reported               $2.28         $1.51        $0.94
                                                   Pro forma                  2.05          1.26         0.78

       Diluted net income per share:               As reported               $2.06         $1.43        $0.91
                                                   Pro forma                  1.99          1.25         0.79


       The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended January 31, 2000, 1999 and 1998, respectively: risk-free interest rate of 5.4%, 5.7% and 5.7%; expected volatility of 55.6%, 39.2% and 41.5%; and a weighted average stock option life of 9 years, 9 years and 5 years. In accordance with the provisions of SFAS No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

       The following summarizes stock option activity for the years ended January 31, 2000, 1999 and 1998 (options granted and cancelled during the fiscal year ended January 31, 1998 include the effect of the February 26, 1997 re-pricing):


                                                    2000                      1999                     1998
                                             --------------------   ----------------------    -----------------------
                                                        Weighted                  Weighted                Weighted
                                                        Average                   Average                 Average
                                                        Exercise                  Exercise                Exercise
                                             Shares       Price       Shares        Price      Shares       Price
                                             (000's)                  (000's)                  (000's)
                                             ---------  ---------   ----------   ---------    ----------  -----------

       Outstanding at beginning of year        3,195        $10.98     2,288         $11.06     2,119        $12.15
       Granted                                   212         12.20       997          10.54       653          9.13
       Exercised                                (740)         5.28       (79)          7.54       (86)         7.20
       Canceled or expired                       (17)        12.88       (11)         13.18      (398)        14.54
                                             ---------  -----------  ----------   ---------   ----------  -----------
       Outstanding at end of year              2,650        $12.65     3,195         $10.98     2,288        $11.06
                                             =========  ===========  ==========   =========   ==========  ===========
       Exercisable at end of year              1,278        $14.84     1,639         $11.10     1,368        $10.62
                                             =========  ===========  ==========   =========   ==========  ===========
       Weighted average fair value of
         options granted                       $7.30                    $6.46                   $4.68
                                             =========               ==========               ==========



REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------


       Price ranges and other information for stock options outstanding as of January 31, 2000 were as follows:



                                                   Outstanding                                Exercisable
                                    --------------------------------------------      ------------------------------
                                                    Weighted         Weighted                           Weighted
                                                    Average          Average                            Average
          Range of Exercise         Shares          Exercise         Remaining         Shares           Exercise
               Prices               (000's)         Price            Life              (000's)          Price
 ------------------------------    ---------       ----------       ------------      --------        -------------
           $8.13 to $11.50            1,499          $10.31            7.8 yrs.           177           $  9.63
          $12.50 to $18.13            1,138           15.62            4.6 yrs.         1,101             15.68
               $22.69                    13           22.69            9.4 yrs.          --                 --
                                   ---------       ----------       ------------      --------        -------------
                                      2,650          $12.65            6.4 yrs.         1,278            $14.84
                                   =========       ==========       ============      ========        =============


      Profit Sharing Plan--The Company has a qualified, noncontributory profit sharing plan covering full-time employees who meet certain eligibility requirements. The Plan also allows 401(k) savings contributions by participants with certain Company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed matching amounts of approximately $36,000, $36,000 and $31,000 for the years ended January 31, 2000, 1999 and 1998, respectively, under the Plan.

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

       On August 30, 1989, the Company completed a transaction for the sale and leaseback of certain stores and warehouse facilities under an initial 15-year lease term. This transaction resulted in a pre-tax financial statement gain of $15.6 million, which was deferred and is being amortized as a reduction to lease expense over the term of the leases. The unamortized deferred gain at January 31, 2000 was approximately $3.8 million.

       During the year ended January 31, 1999, the Company purchased three store locations that were leased pursuant to the sale/leaseback. For financial statement purposes, the purchase of these three stores resulted in approximately $660,000 of the deferred gain associated with the sale/leaseback being recorded as a reduction in the carrying value of properties purchased.

REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------


       The following is a summary of rent expense under operating leases (in thousands):


                  Years ended            Minimum               Gain              Sublease
                  January 31,            Rentals           Amortization           Income             Total
                 --------------        ----------        ----------------     -------------       -----------

                      2000              $10,679               $(824)            $(2,444)             $7,411
                      1999                9,729                (943)             (1,854)              6,932
                      1998                9,453                (943)             (1,713)              6,797


       Future minimum annual rentals and gain amortization on non-cancelable leases as of January 31, 2000 are as follows (in thousands):


                                                            Minimum                  Gain
                      Years ended January 31,               Rentals              Amortization
                --------------------------------          ------------        -----------------

                   2001                                       $8,670                $  824
                   2002                                        7,898                   824
                   2003                                        6,633                   824
                   2004                                        5,776                   824
                   2005                                        3,480                   481
                   Thereafter                                    875                    --
                                                             -------                ------
                                                             $33,332                $3,777
                                                             =======                ======


(9)    Income Taxes-

       The provision for income taxes for the years ended January 31, 2000, 1999 and 1998 consists of the following (in thousands):


                                                                       YEARS ENDED JANUARY 31,
                                                         --------------------------------------------------
                                                               2000              1999              1998
                                                         --------------    ----------------    ------------

       Federal:
            Current                                            $6,114            $3,304            $5,007
            Deferred                                             (887)             (217)             (957)
                                                               ------            ------            ------
                                                                5,227             3,087             4,050
                                                               ------            ------            ------
       State and Local:
            Current                                             1,006               836               848
            Deferred                                              117                80               (58)
                                                               ------            ------            ------
                                                                1,123               916               790
                                                               ------            ------            ------
                                                               $6,350            $4,003            $4,840
                                                               ======            ======            ======

REX Stores Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000 and 1999
--------------------------------------------------------------------------------


        The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:


                                                                                  JANUARY 31,
                                                                         ------------------------------
                                                                              2000            1999
                                                                         --------------   -------------

       Assets:
            Deferral of service contract income                             $  9,666        $   9,853
            Sale and leaseback deferred gain                                   1,322            1,842
            Accrued liabilities                                                3,037            2,757
            Inventory accounting                                               1,280              762
            AMT credit carryforwards                                           3,842               --
            Other items                                                          573            3,291
                                                                         --------------   -------------
                                                                              19,720           18,505

       Liabilities:
            Depreciation                                                      (1,048)          (1,030)
                                                                         --------------   -------------
                Total net future income tax benefits                         $18,672          $17,475
                                                                         ==============   =============


       For the fiscal year ended January 31, 2000, the Company was subject to the alternative minimum tax (AMT) rules due to the Section 29 tax credits generated from the limited partnerships (see Note 2). The Company's payment required under the AMT rules was approximately $3.8 million for the year ended January 31, 2000. Amounts paid under the AMT rules can be used to offset future regular income tax, subject to certain limitations. Therefore, for financial statement purposes, the required AMT payment has been recorded as an AMT credit carryforward. The AMT credit carryforwards have no expiration date.

       The Company paid income taxes of $3,235,000, $5,633,000 and $7,604,000 in the years ended January 31, 2000, 1999 and 1998, respectively.

       The effective income tax rate on consolidated pre-tax income differs from the Federal income tax statutory rate as follows:


                                                                                YEARS ENDED JANUARY 31,
                                                                         -----------------------------------------
                                                                            2000          1999          1998
                                                                         ------------   -----------   ------------
       Federal income tax at statutory rate                                  35.0%         35.0%         35.0%
       Tax credits from investment in limited partnerships                  (15.0)        (13.2)          --
       State and local taxes, net of federal tax benefit                      2.9           3.9           4.2
       Other                                                                  2.1           0.6           0.3
                                                                            -----         -----          ----
                                                                             25.0%         26.3%         39.5%
                                                                            =====         =====          ====

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

                    Report of Independent Public Accountants



To the Shareholders and Board of Directors of REX Stores Corporation:


We have audited the accompanying consolidated balance sheets of REX Stores Corporation (a Delaware corporation) and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                                  /s/ ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
     March 23, 2000.

REX Stores Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------



                                                                          (In Thousands)

                                                                Additions               Deductions
                                                            ------------------      ------------------
                                          Balance                                    Charges for Which
                                         Beginning             Charged Cost            Reserves Were           Balance End
                                          of Year              and Expenses               Created                of Year
                                     ----------------       ------------------      ------------------      ------------------
2000
Allowance for doubtful
 accounts                                 $430                    $500                      $447                  $483
                                          ====                    ====                      ====                  ====
1999
Allowance for doubtful
 accounts                                 $428                    $300                      $298                  $430
                                          ====                    ====                      ====                  ====
1998
Allowance for doubtful
 accounts                                 $376                    $474                      $422                  $428
                                          ====                    ====                      ====                  ====


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2000, except for certain information concerning our executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2000 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2000 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements.

         The following consolidated financial statements of REX Stores Corporation and subsidiaries are incorporated by reference as part of this report at Item 8 hereof.

         Consolidated Balance Sheets as of January 31, 2000 and 1999

         Consolidated Statements of Income for the years ended January 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity for the years ended January 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

         (a)(2) Financial Statement Schedules.

         The following financial statement schedule is incorporated by reference as part of this report at Item 8 hereof.

         Schedule II--Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         (a)(3) Exhibits.

         See Exhibit Index at page 39 of this report.

         Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended January 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   REX STORES CORPORATION


                                                   By /s/ STUART ROSE
                                                      ---------------------
                                                      Stuart Rose
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                      Date:  April 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       CAPACITY                                    DATE
---------                                       --------                                    ----
/s/ STUART ROSE                                 Chairman of the Board                       )
----------------------------                    and Chief Executive                         )
Stuart Rose                                     Officer (principal                          )
                                                executive officer)                          )
                                                                                            )
/s/ DOUGLAS BRUGGEMAN                           Vice President-Finance                      )
----------------------------                    and Treasurer (principal                    )
Douglas Bruggeman                               financial and accounting                    )
                                                officer)                                    )
                                                                                            )
LAWRENCE TOMCHIN*                               President, Chief Operating                  )
____________________________                    Officer and Director                        )
Lawrence Tomchin                                                                            )April 14, 2000
                                                                                            )
/s/ EDWARD KRESS                                Secretary and Director                      )
---------------------------                                                                 )
Edward Kress                                                                                )
                                                                                            )
ROBERT DAVIDOFF*                                Director                                    )
______________________________                                                              )
Robert Davidoff                                                                             )
                                                                                            )
                                                                                            )
LEE FISHER*                                     Director                                    )
______________________________                                                              )
Lee Fisher                                                                                  )
                                                                                            )
*By /s/ STUART ROSE                                                                         )
 _____________________________                                                              )
(Stuart Rose, Attorney-in-Fact)                                                             )

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

                4(i)    Amendment No. 2 dated October 19, 1999 to Amended and
                        Restated Loan Agreement dated July 31, 1995 among the
                        Borrowers, the registrant, the lenders

                        named therein and Fleet Bank, N.A. (as successor to NatWest Bank N.A.) as agent (incorporated by reference to Exhibit 4(i) to Form 10-Q for quarter ended October
                        31, 1999, File No. 0-13283)

                4(j)    Amendment No. 3 dated January 11, 2000 to Amended and
                        Restated Loan Agreement dated July 31, 1995 among the
                        Borrowers, the registrant, the lenders named therein and
                        Fleet Bank, N.A. (as successor to NatWest Bank N.A.) as
                        agent...................................................

                4(k)    Amendment No. 4 dated March 10, 2000 to Amended and
                        Restated Loan Agreement dated July 31, 1995 among the
                        Borrowers, the registrant, the lenders named therein and
                        Fleet Bank, N.A. (as successor to Natwest Bank N.A.) as
                        agent...................................................

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

(10)            Material contracts:

                10(a)*  Employment Agreement dated October 14, 1998 between Rex
                        Radio and Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended October 31, 1998, File No. 0-13283)

                10(b)*  Employment Agreement dated October 14, 1998 between Rex
                        Radio and Television, Inc. and Lawrence Tomchin
                        (incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended October 31, 1998, File No. 0-13283)

                10(c)*  Executive Stock Option dated October 14, 1998 granting
                        Stuart Rose an option to purchase 500,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended October 31,
                        1998, File No. 0-13283)

                10(d)*  Executive Stock Option dated October 14, 1998 granting
                        Lawrence Tomchin an option to purchase 150,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10.4 to Form 10-Q for quarter ended October 31,
                        1998, File No. 0-13283)

                10(e)*  Subscription Agreement dated December 1, 1989 from
                        Stuart Rose to purchase 300,000 shares of registrant's
                        Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File
                        No. 0-13283)

                10(f)*  Subscription Agreement dated December 1, 1989 from
                        Lawrence Tomchin to purchase 140,308 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31,
                        1989, File No. 0-13283)

                10(g)*  1984 Incentive Stock Option Plan, as amended effective
                        February 6, 1992 (incorporated by reference to Exhibit
                        10(a) to Form 10-K for fiscal year ended January 31, 1992, File No. 0-13283)

                10(h)* 1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment
                        No. 1 to Form S-8 Registration Statement No. 33-81706)

                10(i)   Real Estate Purchase and Sale Agreement (the
                        "Agreement") dated March 8, 1989 between registrant as Guarantor, four of its subsidiaries (Rex Radio and

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

                10(j)   Form of Full Term Lease (incorporated by reference to
                        Exhibit (b)(5)(2) to Amendment No. 1 to Schedule 13E-4
                        filed March 15, 1989, File No. 5-35828)

                10(l)   Form of Divisible Lease (incorporated by reference to
                        Exhibit (b)(5)(3) to Amendment No. 1 to Schedule 13E-4
                        filed March 15, 1989, File No. 5-35828)

                10(m)   Form of Terminable Lease (incorporated by reference to
                        Exhibit (b)(5)(4) to Amendment No. 1 to Schedule 13E-4
                        filed March 15, 1989, File No. 5-35828)

                10(n)   Continuing Lease Guaranty (incorporated by reference to
                        Exhibit (b)(5)(5) to Amendment No. 1 to Schedule 13E-4
                        filed March 15, 1989, File No. 5-35828)

                10(o)   Agreement Regarding Leases and Amending Amended and
                        Restated Real Property Purchase and Sale Agreement dated
                        May 17, 1990 among Shidler/West Finance Partners I
                        (Limited Partnership); Rex Radio and Television, Inc.,
                        Stereo Town, Inc., Kelly & Cohen Appliances, Inc. and
                        Rex Radio Warehouse Corporation; and registrant
                        (incorporated by reference to Exhibit (a)(10) to Form
                        10-Q for quarter ended April 30, 1990, File No. 0-13283)

                10(p)   Lease dated December 12, 1994 between Stuart
                        Rose/Beavercreek, Inc. and Rex Radio and Television,
                        Inc. (incorporated by reference to Exhibit 10(q) to Form
                        10-K for fiscal year ended January 31, 1995, File
                        No. 0-13283)

(21)            Subsidiaries of the registrant:

                21(a)   Subsidiaries of registrant..............................

(23)            Consents of experts and counsel:

                23(a)   Consent of Arthur Andersen LLP to use its report dated
                        March 23, 2000 included in this annual report on Form
                        10-K into registrant's Registration Statements on Form
                        S-8 (Registration Nos. 33-3836, 33-81706, 33-62645,
                        333-69081 and 333-69089)................................

(24)            Power of attorney:

                        Powers of attorney of each person whose name is signed
                        to this report on Form 10-K pursuant to a power of
                        attorney................................................

(27)            Financial data schedule:

                        Financial data schedule.................................

(99)            Additional exhibits:

                        Risk Factors............................................

                        COPIES OF THE EXHIBITS NOT CONTAINED HEREIN MAY BE
                        OBTAINED BY WRITING TO EDWARD M. KRESS, SECRETARY, REX
                        STORES CORPORATION, 2875 NEEDMORE ROAD, DAYTON, OHIO
                        45414.

------------

         Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.