Form 10-Q
period 2000-04-30
REX STORES CORP
filed 2000-06-09
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ending April 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on June 8, 2000, the registrant had 6,499,779 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                      Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Condensed Balance Sheets..................    3
            Consolidated Statements of Income......................    5
            Consolidated Statements of Shareholders'
                Equity.............................................    6
            Consolidated Statements of Cash Flows..................    7
            Notes to Consolidated Financial Statements.............    8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.............................................   10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................  14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              ASSETS

                                                  April 30             January 31               April 30
                                                    2000                  2000                    1999
                                                                     (In Thousands)
ASSETS:
      Cash and cash equivalents                   $  3,963               $ 25,609                $  9,349
      Accounts receivable, net                       2,013                  2,569                   1,030
      Merchandise inventory                        160,176                139,267                 144,827
      Prepaid expenses and other                     3,236                  2,097                   2,390
      Equity investment in limited
         partnerships                                   --                     --                   1,364
      Future income tax benefits                     9,837                  9,837                   9,366
                                                  --------               --------                --------
        Total current assets                       179,225                179,379                 168,326

PROPERTY AND EQUIPMENT, NET                        116,942                113,802                  99,304
FUTURE INCOME TAX BENEFITS                           8,835                  8,835                   8,109
RESTRICTED INVESTMENTS                               2,037                  2,020                   1,919
                                                  --------               --------                --------
          Total assets                            $307,039               $304,036                $277,658
                                                  ========               ========                ========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                               $ 15,075               $     --                $     --
      Current portion of long-term debt              3,458                  3,303                   3,165
      Current portion, deferred income
         and deferred gain on
         sale and leaseback                         11,151                 11,219                  11,440
      Accounts payable, trade                       58,559                 46,252                  61,031
      Accrued income taxes                              --                  1,572                      --
      Accrued payroll                                4,668                  6,947                   4,574
      Other current liabilities                      9,440                  9,330                   9,639
                                                  --------               --------                --------
           Total current liabilities               102,351                 78,623                  89,849
                                                  --------               --------                --------


LONG-TERM LIABILITIES:
      Long-term debt                                46,717                 46,200                  55,904
      Deferred income                               16,368                 16,423                  16,263
      Deferred gain on sale and
         leaseback                                   2,747                  2,953                   3,571
                                                  --------               --------                --------
           Total long-term liabilities              65,832                 65,576                  75,738
                                                  --------               --------                --------

SHAREHOLDERS' EQUITY:
      Common stock                                     115                    115                      98
      Paid-in capital                              105,490                105,303                  55,715
      Retained earnings                             96,909                 93,663                  77,457
      Treasury stock                               (63,658)               (39,244)                (21,199)
                                                  --------               --------                --------
          Total shareholders' equity               138,856                159,837                 112,071
                                                  --------               --------                --------
           Total liabilities and
             shareholders' equity                 $307,039               $304,036                $277,658
                                                  ========               ========                ========



                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                                  April 30
                                                            2000           1999

                                                (In Thousands, Except Per Share Amounts)

NET SALES                                               $ 107,183      $  99,056
                                                        ---------      ---------
COSTS AND EXPENSES:
      Cost of merchandise sold                             78,449         72,613
      Selling, general and
        administrative expenses                            24,649         22,785
                                                        ---------      ---------
Total costs and expenses                                  103,098         95,398
                                                        ---------      ---------
INCOME FROM OPERATIONS                                      4,085          3,658

INVESTMENT INCOME                                             185            149
INTEREST EXPENSE                                           (1,172)        (1,303)
INCOME FROM LIMITED PARTNERSHIPS                            1,230            280
                                                        ---------      ---------

Income before income taxes                                  4,328          2,784

PROVISION FOR INCOME TAXES                                  1,082            697
                                                        ---------      ---------
NET INCOME                                              $   3,246      $   2,087
                                                        =========      =========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                               7,100          7,380
                                                        =========      =========
BASIC NET INCOME PER SHARE                              $    0.46      $    0.28
                                                        =========      =========
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                      7,770          7,638
                                                        =========      =========
DILUTED NET INCOME PER SHARE                            $    0.42      $    0.27
                                                        =========      =========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Common Shares
                             ----------------------------------------------------
                                    Issued                      Treasury                    Paid-in         Retained
                             Shares        Amount         Shares           Amount           Capital         Earnings
                                                                   (In Thousands)

Balance at
  April 30, 1999             9,781            $ 98           2,221         $21,199         $ 55,715        $77,457

Common stock
  issued                     1,714              17              --              --           49,588             --

Treasury stock
  acquired                      --              --           1,205          18,045               --             --

Net income                      --              --              --              --               --         16,206
                          --------        --------        --------        --------         --------        -------

Balance at
  January 31, 2000          11,495             115           3,426          39,244          105,303         93,663

Common stock
  issued                        16              --              (2)            (18)             187             --

Treasury stock
  acquired                      --              --           1,358          24,432               --             --

Net income                      --              --              --              --               --          3,246
                          --------        --------        --------         -------         --------        -------
Balance at
  April 30, 2000            11,511            $115           4,782         $63,658         $105,490        $96,909
                          ========        ========        ========         =======         ========        =======


[FN]

                   The accompanying notes are an integral part of these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                   April 30
                                                              2000         1999
                                                               (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                            $  3,246    $  2,087
      Adjustments to reconcile net
      income to net cash used in
      operating activities:
         Depreciation and amortization, net                      942         829
         Equity in losses of limited
           partnerships                                           --         474
         Deferred income                                        (123)     (1,136)
      Changes in assets and liabilities:
         Accounts receivable                                     556       1,267
         Merchandise inventory                               (20,909)    (12,825)
         Other current assets                                 (1,139)       (353)
         Accounts payable, trade                              12,307       8,357
         Other current liabilities                            (3,741)       (733)
                                                             -------     -------
NET CASH USED IN OPERATING ACTIVITIES                         (8,861)     (2,033)
                                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                 (4,350)     (1,713)
         Capital disposals                                        62       1,023
         Restricted investments                                  (17)        (91)
                                                             -------     -------
NET CASH USED IN INVESTING ACTIVITIES                         (4,305)       (781)
                                                             -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable                            15,075          --
         Payments of long-term debt                           (1,512)     (1,203)
         Proceeds from long-term debt                          2,184       1,680
         Common stock issued                                     187         112
         Treasury stock issued                                    18       1,728
         Treasury stock acquired                             (24,432)     (2,066)
                                                             -------     -------
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                      (8,480)        251
                                                             -------     -------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                           (21,646)     (2,563)

CASH AND CASH EQUIVALENTS,
      beginning of period                                     25,609      11,912
                                                             -------     -------
CASH AND CASH EQUIVALENTS,
      end of period                                          $ 3,963     $ 9,349
                                                             =======     =======



                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000

Note 1.  Consolidated Financial Statements

         The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (fiscal 1999).

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

Note 3.  Stock Option Plans

         The following summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2000:


                                                         Shares Under Stock
                                                            Option Plans
     Outstanding at January 31, 2000
     ($8.125 to $22.6875 per share)                               2,649,517
     Granted ($22.8125 per share)                                   203,000
     Exercised ($8.125 to $17.25 per share)                         (18,097)
                                                                  ---------
     Outstanding at April 30, 2000
     ($8.125 to $22.8125 per share)                               2,834,420
                                                                  =========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


         We are a leading specialty retailer in the consumer electronics/appliance industry. As of April 30, 2000 we operated 235 stores in 35 states, predominantly in small to medium sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 1999" means the period February 1, 1999 to January 31, 2000. In the past, we referred to this period as "fiscal 2000."

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                                                  Three Months Ended
                                                                        April 30
                                                              2000               1999
Net sales                                                     100.0%             100.0%
Cost of merchandise sold                                       73.2               73.3
                                                              -----              -----
    Gross profit                                               26.8               26.7

Selling, general and
  administrative expenses                                      23.0               23.0
                                                              -----              -----
    Income from operations                                      3.8                3.7
Interest, net                                                  (0.9)              (1.2)
Income from limited partnerships                                1.1                0.3
                                                              -----              -----
    Income before income
      taxes                                                     4.0                2.8

Provision for income taxes                                      1.0                0.7
                                                              -----              -----
Net income                                                      3.0%               2.1%
                                                              =====              =====

Comparison of Three Months Ended April 30, 2000 and 1999

         Net sales in the first quarter ended April 30, 2000 were $107.2 million compared to $99.1 million in the prior year's comparable period, representing an increase of $8.1 million or 8.2%. This increase is due to the sales contribution from 14 new stores opened in fiscal 1999 and an increase in comparable store sales of 3.6%. Fiscal 2000 includes a leap year and therefore sales for the first quarter of fiscal 2000 were positively impacted by including one additional day.

         The largest product contributors to the increase in comparable store sales were large screen televisions (30 inch and larger) by approximately 11.0% and DVD players by approximately 1.5%. Offsetting the increase was smaller screen television sales (27 inch and smaller) which negatively impacted comparable store sales by approximately 2.9%. We believe DVD players serve to replace certain VCR sales. As a result of this and falling average selling prices, VCR sales negatively impacted comparable store sales by approximately 3.6%. Other products negatively impacting comparable store sales were car stereos and microwaves, each by approximately 0.8%.

         As of April 30, 2000 we had 235 stores compared to 227 stores one year earlier. There was one store opened and four closed during the first quarter of fiscal 2000. During the first quarter of fiscal 1999 no stores were opened and one was closed.

         Gross profit of $28.7 million (26.8% of net sales) in the first quarter of fiscal 2000 was 8.7% higher than the $26.4 million (26.7% of net sales) recorded in the first quarter of fiscal 1999. The improvement in gross profit margin is a result of the shift of merchandise sales into more large screen televisions which generally have a higher gross profit margin than smaller screen televisions. This was slightly offset by the recognition of a smaller percentage of extended service contract revenues, which generally have a higher gross profit margin.

         Selling, general and administrative expenses for the quarter ended April 30, 2000 were $24.6 million (23.0% of net sales), an 8.2% increase from $22.8 million (23.0% of net sales) for the first quarter of fiscal 1999. The increase in expense is primarily due to increased advertising, compensation and other expenses associated with increased sales and earnings.

         Interest expense was $1.2 million for the first quarter of fiscal 2000 versus $1.3 million for the first quarter of fiscal 1999. This reduction reflects the benefit of lower outstanding mortgage debt as a result of paying off certain higher rate mortgage debt in the third quarter of fiscal 1999.

         Results for the first quarter of fiscals 2000 and 1999 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold.

         Income from the limited partnerships was $1.2 million for the first quarter of fiscal 2000, all of which was income generated from the above identified sale. We reported income from the limited partnerships of $280,000 for the first quarter of fiscal 1999, which consisted of $734,000 of income generated from the above identified sale, partially offset by a pre-tax charge of $454,000 to reflect our equity share in the losses of the partnerships. Our initial investment has been reduced to zero as of January 31, 2000 because of cumulative losses recorded using the equity method of accounting. Consequently, we have ceased recording our share of equity losses beginning in fiscal 2000.

         Our effective tax rate was 25% for the first quarter of fiscal 2000 and 1999 after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

         As a result of the foregoing, net income was $3.2 million for the first quarter of fiscal 2000, versus $2.1 million for the first quarter of fiscal 1999.

Liquidity and Capital Resources

         Net cash used in operating activities was $8.9 million for the first quarter of fiscal 2000, compared to usage of $2.0 million for the first quarter of fiscal 1999. For the first quarter of fiscal 2000, operating cash flow was provided by net income of $3.2 million adjusted for the net impact of non-cash items of $819,000, which consist primarily of depreciation and deferred income. The primary use of cash was an increase in inventory of $20.9 million primarily due to an increase of seasonal air conditioner inventories and to support planned store openings. The other uses of cash were a decrease in other liabilities and an increase in other assets due to timing of payments of income taxes and compensation. Cash was also provided by a decrease in receivables of $556,000 and an increase in accounts payable of $12.3 million primarily due to the increase in inventory and timing of payments to vendors.

         At April 30, 2000, working capital was $76.9 million compared to $100.8 million at January 31, 2000. The ratio of current assets to current liabilities was 1.8 to 1 at April 30, 2000 and 2.3 to 1 at January 31, 2000.

         Capital expenditures through April 30, 2000 totaled $4.4 million and primarily relate to the acquisition of store sites and other construction expenditures associated with planned fiscal 2000 store openings. We plan to open 30 to 35 new stores for fiscal 2000 with anticipated capital expenditures of approximately $25.0 to $30.0 million. We plan to fund the new store openings with cash generated from operations and additional mortgage debt.

         Cash used in financing activities totaled approximately $8.5 million for the first three months of fiscal 2000. We purchased a total of 1,358,000 shares of our common stock for $24.4 million during the first quarter of fiscal 2000. As of April 30, 2000 we had authorization from our board of directors to purchase an additional 1,000,000 shares. Cash was provided by borrowings of $15.1 million on the line of credit during the first quarter of fiscal 2000. A total of approximately $84.9 million was available for borrowings on the line of credit as of April 30, 2000. We also received proceeds of $2.2 million from long-term debt borrowings related to mortgage financing for two stores. Cash was used for payments on long-term debt of $1.5 million, including a $770,000 balloon payment on one mortgage.

Forward-Looking Statements

         This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (File No. 0-13283).

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         No material changes since January 31, 2000.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.  The following exhibits are filed with this report:

         10(a) 1999 Omnibus Stock Incentive Plan

         27    Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   REX STORES CORPORATION
                                   Registrant



June 9, 2000                       /s/ Stuart A. Rose
                                   Stuart A. Rose
                                   Chairman of the Board
                                   (Chief Executive Officer)


June 9, 2000                       /s/ Douglas L. Bruggeman
                                   Douglas L. Bruggeman
                                   Vice President, Finance and
                                   Treasurer
                                   (Principal Financial and
                                   Chief Accounting Officer)