Form 10-Q
period 2000-07-31
REX STORES CORP
filed 2000-09-14
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2000

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ( )

At the close of business on September 13, 2000, the registrant had 5,937,372 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Condensed Balance Sheets.................    3
            Consolidated Statements of Income.....................    4
            Consolidated Statements of Shareholders'
              Equity..............................................    5
            Consolidated Statements of Cash Flows.................    6
            Notes to Consolidated Financial Statements............    7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...........................................     9

Item 3.   Quantitative and Qualitative Disclosure About
            Market Risk..........................................    13


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
            Security Holders.....................................    14

Item 6.   Exhibits and Reports on Form 8-K.......................    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   A S S E T S

                                                                  July 31               January 31               July 31
                                                                    2000                  2000                    1999
                                                                                     (In Thousands)
ASSETS:

      Cash and cash equivalents                                  $  4,608                $ 25,609               $  9,734
      Accounts receivable, net                                        924                   2,569                  1,414
      Merchandise inventory                                       181,167                 139,267                149,362
      Prepaid expenses and other                                    4,823                   2,097                  2,177
      Equity investment in limited
         partnerships                                                   -                       -                    781
      Future income tax benefits                                    9,837                   9,837                  9,366
                                                                 --------                --------               --------
        Total current assets                                      201,359                 179,379                172,834

PROPERTY AND EQUIPMENT, NET                                       124,558                 113,802                101,716
FUTURE INCOME TAX BENEFITS                                          8,835                   8,835                  8,109
RESTRICTED INVESTMENTS                                              2,104                   2,020                  1,949
                                                                 --------                --------               --------
          Total assets                                           $336,856                $304,036               $284,608
                                                                 ========                ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                              $ 46,416                $      -               $      -
      Current portion of long-term debt                             3,576                   3,303                  3,203
      Current portion, deferred income
         and deferred gain on sale and
         leaseback                                                 11,099                  11,219                 11,349
      Accounts payable, trade                                      59,664                  46,252                 56,908
      Accrued income taxes                                              -                   1,572                    663
      Accrued payroll                                               5,255                   6,947                  6,515
      Other current liabilities                                     9,270                   9,330                 11,342
                                                                 --------                --------               --------
           Total current liabilities                              135,280                  78,623                 89,980
                                                                 --------                --------               --------

LONG-TERM LIABILITIES:
      Long-term debt                                               48,322                  46,200                 58,708
      Deferred income                                              16,056                  16,423                 16,038
      Deferred gain on sale and
         leaseback                                                  2,541                   2,953                  3,365
                                                                 --------                --------               --------
           Total long-term liabilities                             66,919                  65,576                 78,111
                                                                 --------                --------               --------

SHAREHOLDERS' EQUITY:
      Common stock                                                    115                     115                     99
      Paid-in capital                                             105,857                 105,303                 57,226
      Retained earnings                                           100,889                  93,663                 81,555
      Treasury stock                                              (72,204)                (39,244)               (22,363)
                                                                 --------                --------               --------
          Total shareholders' equity                              134,657                 159,837                116,517
                                                                 --------                --------               --------
           Total liabilities and
             shareholders' equity                                $336,856                $304,036               $284,608
                                                                 ========                ========               ========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended            Six Months Ended
                                                        July 31                     July 31
                                                  2000           1999           2000          1999

                                                      (In Thousands, Except Per Share Amounts)
NET SALES                                       $101,609       $107,739       $208,792       $206,795

COSTS AND EXPENSES:
      Cost of merchandise sold                    72,822         76,870        151,271        149,483
      Selling, general and
        administrative expenses                   24,823         24,509         49,472         47,294
                                                --------       --------       --------       --------
Total costs and expenses                          97,645        101,379        200,743        196,777
                                                --------       --------       --------       --------

INCOME FROM OPERATIONS                             3,964          6,360          8,049         10,018

INVESTMENT INCOME                                     29             41            215            190
INTEREST EXPENSE                                  (1,877)        (1,453)        (3,049)        (2,756)
INCOME FROM LIMITED
  PARTNERSHIPS                                     3,190            516          4,419            796
                                                --------       --------       ---------      --------

INCOME BEFORE INCOME TAXES                         5,306          5,464          9,634          8,248

PROVISION FOR INCOME TAXES                         1,326          1,366          2,408          2,063
                                                --------       --------       --------       --------

NET INCOME                                      $  3,980       $  4,098       $  7,226       $  6,185
                                                ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        6,544          7,576          6,819          7,480
                                                ========       ========       ========       ========

BASIC NET INCOME PER SHARE                      $   0.61       $   0.54       $   1.06       $   0.83
                                                ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING                          7,278          8,493          7,515          8,122
                                                ========       ========       ========       ========

DILUTED NET INCOME
  PER SHARE                                     $   0.55       $   0.48       $   0.96       $   0.76
                                                ========       ========       ========       ========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Shares
                                    ------------------------------------
                                        Issued             Treasury         Paid-in       Retained
                                    Shares   Amount     Shares   Amount     Capital       Earnings
                                                                 (In Thousands)
Balance at
  July 31, 1999                     9,934     $ 99      2,284    $22,363    $ 57,226      $ 81,555

Common stock
  issued                            1,561       16          -          -      48,077             -

Treasury stock
  acquired                              -        -      1,142     16,881           -             -

Net income                              -        -          -          -           -        12,108
                                    ------    ----      -----    -------    --------      --------

Balance at
  January 31, 2000                  11,495     115      3,426     39,244     105,303        93,663

Common stock
  issued                                52       -        (10)      (113)        554             -

Treasury stock
  acquired                               -       -      1,790     33,073           -             -

Net income                               -       -          -          -           -         7,226
                                    ------    ----      -----    -------    --------      --------
Balance at
  July 31, 2000                     11,547    $115      5,206    $72,204    $105,857      $100,889
                                    ======    ====      =====    =======    ========      ========


                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                           July 31
                                                                     2000             1999
                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $  7,226         $  6,185
      Adjustments to reconcile net
      income to net cash used in
      operating activities:
         Depreciation and amortization, net                           1,896            1,693
         Equity in losses of limited
           partnerships                                                   -            1,057
         Deferred income                                               (487)            (696)
      Changes in assets and liabilities:
         Accounts receivable                                          1,645              883
         Merchandise inventory                                      (41,900)         (17,360)
         Other current assets                                        (2,726)            (141)
         Accounts payable, trade                                     13,412            4,234
         Other liabilities                                           (3,324)           3,574
                                                                   --------         --------
NET CASH USED IN OPERATING ACTIVITIES                               (24,258)            (571)
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                          (13,143)          (5,869)
      Capital disposals                                                  79              943
      Restricted investments                                            (84)            (121)
                                                                   --------         --------
NET CASH USED IN INVESTING ACTIVITIES                               (13,148)          (5,047)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in notes payable                                      46,416                -
      Payments of long-term debt                                     (2,213)          (2,003)
      Long-term debt borrowings                                       4,608            5,322
      Common stock issued                                               554            1,623
      Treasury stock issued                                             113            1,728
      Treasury stock acquired                                       (33,073)          (3,230)
                                                                   --------         --------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                           16,405            3,440
                                                                   --------         --------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                    (21,001)          (2,178)

CASH AND CASH EQUIVALENTS,
      beginning of period                                            25,609           11,912
                                                                   --------         --------

CASH AND CASH EQUIVALENTS,
      end of period                                                $  4,608         $  9,734
                                                                   ========         ========


                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 2000

Note 1.  Consolidated Financial Statements

         The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 (fiscal 1999).

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

Note 3.  Stock Option Plans

         The following summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2000:

                                                             Shares Under Stock
                                                                Option Plans

     Outstanding at January 31, 2000
     ($8.125 to $22.6875 per share)                               2,649,517
     Granted ($21.4063 to $22.8125 per share)                       217,013
     Exercised ($8.125 to $17.25 per share)                         (62,490)
     Canceled  ($10.375 to $22.8125 per share)                       (5,600)
                                                                  ---------
     Outstanding at July 31, 2000
     ($8.125 to $22.8125 per share)                               2,798,440
                                                                  =========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         We are a leading specialty retailer in the consumer electronics/appliance industry. As of July 31, 2000, we operated 242 stores in 36 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 1999" means the period February 1, 1999 to January 31, 2000. In the past, we referred to this period as "fiscal 2000."

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                 Three Months Ended     Six Months Ended
                                                      July 31               July 31
                                                 2000          1999     2000        1999
Net sales                                        100.0%       100.0%    100.0%     100.0%
Cost of merchandise sold                          71.7         71.3      72.4       72.3
                                                 -----        -----     -----      -----
    Gross profit                                  28.3         28.7      27.6       27.7

Selling, general and
  administrative expenses                         24.4         22.8      23.7       22.9
                                                 -----        -----     -----      -----
    Income from operations                         3.9          5.9       3.9        4.8
Interest, net                                     (1.8)        (1.3)     (1.4)      (1.2)
Income from limited partnerships                   3.1          0.5       2.1        0.4
                                                 -----        -----     -----      -----
    Income before income
      taxes                                        5.2          5.1       4.6        4.0

Provision for income taxes                         1.3          1.3       1.1        1.0
                                                 -----        -----     -----      -----

Net income                                         3.9%         3.8%      3.5%       3.0%
                                                 =====        =====     =====      =====

Comparison of Three and Six Months Ended July 31, 2000 and 1999

         Net sales in the second quarter ended July 31, 2000 were $101.6 million compared to $107.7 million in the prior year's second quarter, representing a decrease of $6.1 million or 5.7%. This decrease was caused by a decline of 12.8% in comparable store sales, partially offset by sales from the net increase of 16 stores since the second quarter of fiscal 1999.

         The decline in comparable store sales for the second quarter was primarily caused by a decline in air conditioner and other appliance sales largely due to unseasonably cool weather in the northeastern and midwestern parts of the United States. The appliance category negatively impacted comparable store sales by 15.5% for the second quarter. Excluding the appliance category, comparable store sales would have increased by 4.5%. Our strongest product categories were larger screen televisions (30 inch and larger) which contributed 9.3% to the comparable store sales and DVD players which contributed 0.5%. We believe DVD players serve to replace certain VCR sales. As a result of this and falling average selling prices, VCR sales negatively impacted comparable store sales by approximately 2.1%. Other products which negatively impacted comparable store sales for the second quarter were smaller screen televisions (27 inches and smaller) by approximately 1.5%, camcorders by approximately 1.1% and car stereos by approximately 0.7%.

         Net sales for the first half of fiscal 2000 were $208.8 million compared to $206.8 million for the first half of fiscal 1999, representing an increase of $2.0 million or 1.0%. This increase was caused by a net increase of 16 stores since the second quarter of fiscal 1999, partially offset by a decline of 4.9% in comparable store sales for the first half of fiscal 2000. The decline in comparable store sales for the first half of the year was largely caused by a decline in air conditioner and other appliance sales largely due to unseasonably cool weather during the summer months in the northeastern and midwestern parts of the United States. The appliance category negatively impacted comparable store sales by 8.8% for the first half of fiscal 2000. Excluding the appliance category, comparable store sales would have increased by 5.6%. Our strongest product categories were larger screen televisions (30 inches and larger) which contributed 10.6% to comparable store sales and DVD players which contributed 1.0%. Other than appliances, the largest contributors to the negative comparable store sales were VCR sales by approximately 2.8%, smaller screen televisions
(27 inches and smaller) by approximately 2.1%, camcorders by approximately 1.2% and car stereos by approximately 0.7%.

         As of July 31, 2000, we had 242 stores compared to 226 stores one year earlier. There were nine stores opened and five closed in the first half of fiscal 2000. In the prior year's first half there was one store opened and three closed.

         Gross profit of $28.8 million (28.3% of net sales) in the second quarter of fiscal 2000 was $2.1 million lower than the $30.9 million (28.7% of net sales) recorded in the second quarter of fiscal 1999. Gross profit in the first half of fiscal 2000 was $57.5 million (27.6% of net sales), a $200,000 increase from $57.3 million (27.7% of net sales) in the first half of fiscal 1999. The decline in gross profit margin is primarily due to the slower air conditioner sales, which generally have a higher gross profit margin, and the overall competitive retail environment in consumer electronics and appliances.

         Selling, general and administrative expenses for the second quarter of fiscal 2000 were $24.8 million (24.4% of net sales), a 1.3% increase over the $24.5 million (22.8% of net sales) for the second quarter of fiscal 1999. Selling, general and administrative expenses for the first half of fiscal 2000 were $49.5 million (23.7% of net sales), a 4.6% increase from $47.3 million (22.9% of net sales)for the first half of fiscal 1999. The increase in expense is primarily attributable to an increase in advertising cost for new stores and increased expenditures for radio and television advertising.

         Interest expense increased to $1.9 million (1.8% of net sales) for the second quarter of fiscal 2000 from $1.5 million (1.3% of net sales) for the second quarter of fiscal 1999. Interest expense for the first half of fiscal 2000 was $3.0 million (1.4% of net sales) compared to $2.8 million (1.2% of net sales) for the first half of fiscal 1999. The increase in interest expense is due to higher borrowings on our line of credit to fund higher inventory levels and the stock buyback program.

         Results for the second quarter and first half of fiscals 2000 and 1999 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold, subject to certain annual maximums.

         Effective July 31, 2000, we sold an additional portion of our investment in the above limited partnership, reducing our ownership interest from 17% to 8%. We received and reported income of $1.5 million from the sale in the second quarter of fiscal 2000. We also expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 82.5% of the federal income tax credits attributable to the 9% interest sold, subject to certain annual maximums.

         Income from the limited partnerships was $3.2 million for the second quarter of fiscal 2000, which consisted of $1.7 million of income from the 1999 sale and $1.5 million from the 2000 sale, net of certain expenses. Income from the limited partnerships was $516,000 for the second quarter of fiscal 1999, which consisted of $1,119,000 of income generated from the 1999 sale, partially offset by a charge of $603,000 to reflect our equity share of the partnerships' losses. For the first half of fiscal 2000, we reported income from the limited partnerships of $4.4 million, which consisted of $2.9 million of income from the 1999 sale and $1.5 million from the 2000 sale, net of certain expenses. Income from the limited partnerships was $796,000 for the first half of fiscal 1999, which consisted of $1,853,000 of income generated by the 1999 sale, partially offset by a charge of $1,057,000 to reflect our equity share of the partnerships' losses. Our initial investment was reduced to zero as of January 31, 2000 because of cumulative losses recorded using the equity method of accounting. Consequently, we have ceased recording our share of equity losses beginning in fiscal 2000.

         Our effective tax rate was 25% for all periods presented after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

         As a result of the foregoing, net income for the second quarter of fiscal 2000 was $4.0 million, a 2.9% decrease from $4.1 million for the second quarter of fiscal 1999. Net income for the first half of fiscal 2000 was $7.2 million, a 16.8% increase from $6.2 million for the first half of fiscal 1999.

Liquidity and Capital Resources

         Net cash used in operating activities was $24.3 million for the first six months of fiscal 2000, compared to $0.6 million for the first six months of fiscal 1999. For the first six months of fiscal 2000, operating cash flow was provided by net income of $7.2 million, adjusted for the net impact of non-cash items of $1.4 million which consist primarily of depreciation and deferred income. The primary use of cash was an increase in inventory of $41.9 million due to slow summer air conditioner sales and increased inventories to support our store expansion program. The other uses of cash were a decrease in other liabilities of $3.3 million and an increase in other assets of $2.7 million primarily due to timing of payments of income taxes and compensation. Cash was also provided by a decrease in accounts receivable of $1.6 million and an increase in accounts payable of $13.4 million primarily due to the increase in inventory and timing of payments to vendors.

         At July 31, 2000, working capital was $66.1 million compared to $100.8 million at January 31, 2000. The ratio of current assets to current liabilities was 1.5 to 1 at July 31, 2000 and 2.3 to 1 at January 31, 2000.

         Capital expenditures through July 31, 2000 totaled $13.1 million and primarily relate to the acquisition of store sites and other construction expenditures associated with planned fiscal 2000 store openings. We plan to open 30 to 35 new stores for fiscal 2000 with anticipated capital expenditures of approximately $25.0 to $30.0 million. We plan to fund the new store openings with cash generated from operations and investments and additional mortgage debt.

         Cash provided by financing activities totaled approximately $16.4 million for the first six months of fiscal 2000. The primary source of cash was borrowings of $46.4 million on the line of credit. A total of approximately $69.9 million was available for borrowings on the line of credit as of July 31, 2000. We also received proceeds of $4.6 million from long-term debt borrowings related to mortgage financing for five store locations. The primary use of cash was for the acquisition of treasury stock. We purchased a total of 1,789,600 shares of our common stock for $33.1 million during the first half of fiscal 2000. As of July 31, 2000, we had authorization to purchase an additional 568,300 shares. Subsequent to the end of the quarter, we purchased an additional 406,800 shares for $7.5 million and our board of directors authorized the purchase of an additional 1,000,000 shares.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         No material changes since January 31, 2000.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of REX Stores Corporation was held on June 5, 2000, at which the following matter was submitted to a vote of shareholders:

         1.  Election of five directors.

         Nominee                    For                       Withheld
         Stuart Rose                6,042,499                 63,375
         Lawrence Tomchin           6,042,499                 63,375
         Robert Davidoff            6,042,499                 63,375
         Edward Kress               6,042,439                 63,435
         Lee Fisher                 6,042,499                 63,375

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits. The following exhibits are filed with this report:

                  27       Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REX STORES CORPORATION
                                           Registrant

September 13, 2000                         STUART A. ROSE
                                           Stuart A. Rose
                                           Chairman of the Board
                                           (Chief Executive Officer)



September 13, 2000                         DOUGLAS L. BRUGGEMAN
                                           Douglas L. Bruggeman
                                           Vice President, Finance and
                                           Treasurer
                                           (Principal Financial and
                                           Chief Accounting Officer)