Form 10-Q
period 2000-10-31
REX STORES CORP
filed 2000-12-12
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on December 12, 2000, the registrant had 5,591,172 shares of Common Stock, par value $.01 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   A S S E T S


                                                              October 31  January 31   October 31
                                                                 2000        2000        1999
                                                                        (In Thousands)

ASSETS:
      Cash and cash equivalents                               $  3,661     $ 25,609     $  4,915
      Accounts receivable, net                                   1,256        2,569        1,864
      Merchandise inventory                                    185,358      139,267      172,712
      Prepaid expenses and other                                 6,089        2,097        1,767
      Equity investment in limited
         partnerships                                               --           --          407
      Future income tax benefits                                 9,837        9,837        9,366
                                                              --------     --------     --------
        Total current assets                                   206,201      179,379      191,031

PROPERTY AND EQUIPMENT, NET                                    134,645      113,802      110,386
FUTURE INCOME TAX BENEFITS                                       8,835        8,835        8,109
RESTRICTED INVESTMENTS                                           2,143        2,020        1,962
                                                              --------     --------     --------
          Total assets                                        $351,824     $304,036     $311,488
                                                              ========     ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable                                           $ 77,958     $     --     $    295
      Current portion of long-term debt                          3,895        3,303        2,278
      Current portion, deferred income
         and deferred gain on sale and
         leaseback                                              11,158       11,219       11,201
      Accounts payable, trade                                   44,111       46,252       54,910
      Accrued income taxes                                          --        1,572          748
      Accrued payroll                                            5,318        6,947        5,658



      Other current liabilities                                  9,372        9,330       10,594
                                                              --------     --------     --------
           Total current liabilities                           151,812       78,623       85,684
                                                              --------     --------     --------

LONG-TERM LIABILITIES:
      Long-term debt                                            55,837       46,200       42,756
      Deferred income                                           15,971       16,423       15,904
      Deferred gain on sale and
         leaseback                                               2,335        2,953        3,159
                                                              --------     --------     --------
           Total long-term liabilities                          74,143       65,576       61,819
                                                              --------     --------     --------

SHAREHOLDERS' EQUITY:
      Common stock                                                 115          115          115
      Paid-in capital                                          105,892      105,303      102,214
      Retained earnings                                        103,750       93,663       84,019
      Treasury stock                                           (83,888)     (39,244)     (22,363)
                                                              --------     --------     --------
          Total shareholders' equity                           125,869      159,837      163,985
                                                              --------     --------     --------
          Total liabilities and
             shareholders' equity                             $351,824     $304,036     $311,488
                                                              ========     ========     ========

[FN]
                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                                       4

                     REX STORES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended        Nine Months Ended
                                                        October 31                October 31
                                                     2000         1999         2000        1999

                                                       (In Thousands, Except Per Share Amounts)

NET SALES                                          $105,144     $102,432     $313,935     $309,227

COSTS AND EXPENSES:
      Cost of merchandise sold                       76,611       74,651      227,881      224,134
      Selling, general and
        administrative expenses                      25,149       24,088       74,621       71,382
                                                   --------     --------     --------     --------
Total costs and expenses                            101,760       98,739      302,502      295,516
                                                   --------     --------     --------     --------

INCOME FROM OPERATIONS                                3,384        3,693       11,433       13,711

INVESTMENT INCOME                                        34           60          249          249
INTEREST EXPENSE                                     (2,609)      (1,471)      (5,658)      (4,226)
INCOME FROM LIMITED
      PARTNERSHIPS                                    3,006        1,173        7,425        1,969
GAIN ON SALE OF REAL ESTATE                              --          787           --          787
                                                   --------     --------     --------     --------
Income before provision for
      income taxes and
      extraordinary item                              3,815        4,242       13,449       12,490

PROVISION FOR INCOME TAXES                              954        1,061        3,362        3,124
                                                   --------     --------     --------     --------
Income before extraordinary
      item                                            2,861        3,181       10,087        9,366

Extraordinary loss from
      extinguishment of debt,
      net of income tax effect
      of $239                                            --          717           --          717

NET INCOME                                         $  2,861     $  2,464     $ 10,087     $  8,649
                                                   ========     ========     ========     ========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           5,944        8,110        6,525        7,692
                                                   ========     ========     ========     ========
Basic Net Income Per Share
      Before Extraordinary Item                        0.48         0.39         1.55         1.22
Extraordinary Item                                       --        (0.09)          --        (0.09)
                                                   --------     --------     --------     --------
BASIC NET INCOME PER SHARE                         $   0.48     $   0.30     $   1.55     $   1.13
                                                   ========     ========     ========     ========
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVA-
  LENT SHARES OUTSTANDING                             6,498        9,224        7,173        8,551
                                                   ========     ========     ========     ========

Diluted Net Income
  Per Share Before
  Extraordinary Item                               $   0.44     $   0.35     $   1.41     $   1.10
Extraordinary Item                                       --        (0.08)          --        (0.08)
                                                   --------     --------     --------     --------
DILUTED NET INCOME PER SHARE                       $   0.44     $   0.27     $   1.41     $   1.02
                                                   ========     ========     ========     ========


[FN]
                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  Common Shares
                              ---------------------------------------------------
                                      Issued                      Treasury                   Paid-in           Retained
                               Shares        Amount        Shares           Amount           Capital           Earnings
                                                                (In Thousands)
Balance at
  October 31, 1999            11,467          $ 115          2,284          $22,363          $102,214         $ 84,019

Common stock
  issued                          28             --             --               --             3,089               --

Treasury stock
  acquired                        --             --          1,142           16,881                --               --

Net income                        --             --             --               --                --            9,644
                              ------          -----          -----          -------           --------        --------

Balance at
  January 31, 2000            11,495          $ 115          3,426          $39,244           $105,303        $  93,663

Common stock
  issued                          56             --            (10)            (121)               589               --

Treasury stock
  acquired                        --             --          2,430           44,765                 --               --

Net income                        --             --             --               --                 --           10,087
                              ------          -----          -----          -------            --------        --------
Balance at
  October 31, 2000            11,551          $ 115          5,846          $83,888            $105,892        $103,750
                              ======          =====          =====          =======            ========        ========


[FN]
                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.


                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                                     October 31
                                                                  2000         1999
                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                 $10,087         $8,649
      Adjustments to reconcile net
      income to net cash used in
      operating activities:
         Depreciation and amortization, net                        2,893          2,556
         Equity in losses of limited
           partnerships                                               --          1,431
         Deferred income                                            (513)        (1,733)
      Changes in assets and liabilities:
         Accounts receivable                                       1,313            433
         Merchandise inventory                                   (46,091)       (40,710)
         Other current assets                                     (3,997)           267
         Accounts payable, trade                                  (2,141)         2,236
         Other liabilities                                        (3,160)         2,054
                                                                 --------      --------
NET CASH USED IN OPERATING ACTIVITIES                            (41,609)       (24,817)
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                     25,205)       (14,852)
         Capital disposals                                           856            943
         Restricted investments                                     (123)          (134)
                                                                 --------       -------
NET CASH USED IN INVESTING ACTIVITIES                            (24,472)       (14,043)
                                                                 --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable                                77,958            295
         Payments of long-term debt                               (3,393)       (21,641)
         Long-term debt borrowings                                13,623          8,083
         Common stock issued                                         589         46,628
         Treasury stock issued                                       121          1,728
         Treasury stock acquired                                 (44,765)        (3,230)
                                                                 --------      --------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                        44,133         31,863
                                                                 --------      --------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                 (21,948)        (6,997)

CASH AND CASH EQUIVALENTS,
      beginning of period                                         25,609         11,912
                                                                 --------       -------

CASH AND CASH EQUIVALENTS,
      end of period                                              $ 3,661         $4,915
                                                                 =======         ======


[FN]
                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2000

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

Note 3.  Stock Option Plans

         The following summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2000:

                                                              Shares Under Stock
                                                                 Option Plans
     Outstanding at January 31, 2000
     ($8.125 to $22.6875 per share)                                2,649,517
     Granted ($21.4063 to $22.8125 per share)                        217,013
     Exercised ($8.125 to $17.25 per share)                          (66,690)
     Canceled  ($10.375 to $22.8125 per share)                       (21,600)
                                                                  ----------
     Outstanding at October 31, 2000
     ($8.125 to $22.8125 per share)                                2,778,240
                                                                  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a leading specialty retailer in the consumer electronics/appliance industry. As of October 31, 2000, we operated 251 stores in 36 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 1999" means the period February 1, 1999 to January 31, 2000. In the past, we referred to this period as "fiscal 2000."

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                           Three Months Ended Nine Months Ended
                                            October 31                October 31
                                        2000         1999         2000         1999

Net sales                               100.0%       100.0%       100.0%       100.0%
Cost of merchandise sold                 72.9         72.9         72.6         72.5
                                        -----        -----        -----        -----
    Gross profit                         27.1         27.1         27.4         27.5
Selling, general and
  administrative expenses                23.9         23.5         23.8         23.1
                                        -----        -----        -----        -----
    Income from operations                3.2          3.6          3.6          4.4
Interest, net                            (2.5)        (1.4)        (1.7)        (1.3)
Income from limited partnerships          2.9          1.1          2.4          0.6
Gain on sale of real estate                --          0.8           --          0.3
                                        -----        -----        -----        -----
    Income before income
      taxes                               3.6          4.1          4.3          4.0
Provision for income taxes                0.9          1.0          1.1          1.0
                                        -----        -----        -----        -----


Income before extraordinary item          2.7%         3.1%         3.2%         3.0%
Extraordinary loss from early
      extinguishment of debt               --          0.7           --          0.2
                                        -----        -----        -----        -----
Net Income                                2.7%         2.4%         3.2%         2.8%
                                        =====        =====        =====        =====

Comparison of Three and Nine Months Ended October 31, 2000 and 1999

         Net sales in the third quarter ended October 31, 2000 were $105.1 million compared to $102.4 million in the prior year's third quarter, representing an increase of $2.7 million or 2.6%. This increase was primarily due to sales from the net increase of 23 stores since the third quarter of fiscal 1999, partially offset by a decline of 7.0% in comparable store sales.

         The leading contributors to the decline in comparable store sales for the third quarter were the appliance category which negatively impacted comparable store sales by 3.8%, and the video category which negatively impacted comparable store sales by 3.4%. The appliance category has been impacted by an increasingly competitive environment. The video category has been impacted by declining average selling prices and increased competition from other retail stores. Other categories which also contributed to the negative comparable store sales for the quarter were the audio category and smaller screen televisions
(27 inch and smaller), which negatively impacted comparable store sales by 1.7% and 1.2%, respectively. Our strongest product category for the third quarter of fiscal 2000 was larger screen televisions (30 inch and larger), which positively impacted comparable store sales by 3.0%

         Net sales for the first nine months of fiscal 2000 were $313.9 million compared to $309.2 million for the first nine months of fiscal 1999, representing an increase of $4.7 million or 1.5%. This increase was caused by a net increase of 23 stores since the third quarter of fiscal 1999, partially offset by a decline of 5.6% in comparable store sales for the first nine months of fiscal 2000. The decline in comparable store sales for the first nine months of fiscal 2000 was largely caused by the appliance category, which negatively impacted comparable store sales by 7.1%. The decline in appliance sales was primarily caused by unseasonably cool weather during the summer months in the northeastern and midwestern parts of the United States which depressed air conditioner sales and an increasingly competitive environment. Other categories which negatively impacted comparable store sales for the first nine months were video by 3.0%, audio by 1.5% and smaller screen televisions (27 inch and smaller) by 1.3%. These categories have been impacted by declining average selling prices and increased competition. Our strongest product category for the first nine months was larger screen televisions (30 inch and larger), which positively impacted comparable store sales by 7.3%

         As of October 31, 2000, we had 251 stores compared to 228 stores one year earlier. For the first nine months of fiscal 2000 there were 18 stores opened and five closed. In the prior year's comparable period there were three stores opened and three closed.

         Gross profit of $28.5 million (27.1% of net sales) in the third quarter of fiscal 2000 was $700,000 higher than the $27.8 million (27.1% of net sales) recorded in the third quarter of fiscal 1999. Gross profit for the first nine months of fiscal 2000 was $86.1 million (27.4%), a $1.0 million increase from $85.1 million (27.5% of net sales) for the comparable period of fiscal 1999.

         Selling, general and administrative expenses for the third quarter of fiscal 2000 were $25.1 million (23.9% of net sales), a 4.4% increase over the $24.1 million (23.5% of net sales) for the third quarter of fiscal 1999. Selling, general and administrative expenses for the first nine months of fiscal 2000 were $74.6 million (23.8% of net sales), a 4.5% increase from $71.4 million (23.1% of net sales)for the first nine months of fiscal 1999. The increase in expense is primarily attributable to an increase in advertising cost for new stores and increased expenditures for radio and television advertising. Expenses also increased for occupancy and other store costs related to the additional store locations over the prior year.

         Interest expense increased to $2.6 million (2.5% of net sales) for the third quarter of fiscal 2000 from $1.5 million (1.4% of net sales) for the third quarter of fiscal 1999. Interest expense for the first nine months of fiscal 2000 was $5.7 million (1.8% of net sales) compared to $4.2 million (1.4% of net sales) for the first nine months of fiscal 1999. The increase in interest expense is primarily due to higher borrowings on the line of credit to fund higher inventory levels, store construction costs and the stock buyback program.

         Results for the third quarter and first nine months of fiscals 2000 and 1999 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold, subject to certain annual maximums.

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

         Income from the limited partnerships was $3.0 million for the third quarter of fiscal 2000, which consisted of $1.8 million of income from the 1999 sale and $1.5 million from the 2000 sale, partially offset by a charge of $256,000 to reflect our equity share of the partnerships' losses. Income from the limited partnerships was $1.2 million for the third quarter of fiscal 1999, which consisted of $1.5 million of income generated from the 1999 sale, partially offset by a charge of $374,000 to reflect our equity share of the partnerships' losses. For the first nine months of fiscal 2000, we reported income from the limited partnerships of $7.4 million, which consisted of $4.7 million of income from the 1999 sale and $3.0 million from the 2000 sale, partially offset by a charge of $300,000 to reflect our equity share of the partnerships' losses. Income from the limited partnerships was $2.0 million for the first nine months of fiscal 1999, which consisted of $3.4 million of income generated by the 1999 sale, partially offset by a charge of $1.4 million to reflect our equity share of the partnerships' losses. Our initial investment has been reduced to zero as of January 31, 2000 because of cumulative losses recorded using the equity method of accounting. Consequently, beginning in fiscal 2000 we only record our share of equity losses to the extent we make capital call contributions.

         During the third quarter of fiscal 1999, we reported the sale of a shopping center in which we had previously operated a retail store. We recorded a gain of $787,000 from the sale of this real estate.

         Our effective rate was 25% for all periods presented after reflecting our share of federal income tax credits earned by the limited partnerships under
Section 29 of the Internal Revenue Code.

         During the third quarter of fiscal 1999, we recorded an extraordinary loss from the early extinguishment of debt of $717,000, net of the income tax effect of $239,000. In October 1999, we paid off approximately $18.9 million of mortgage debt with proceeds from a secondary stock offering completed September 29, 1999.

         As a result of the foregoing, net income for the third quarter of fiscal 2000 was $2.9 million, a 16.1% increase from $2.5 million for the third quarter of fiscal 1999. Net income for the first nine months of fiscal 2000 was $10.1 million, a 16.6% increase from $8.6 million for the first nine months of fiscal 1999.

Liquidity and Capital Resources

         Net cash used in operating activities was $41.6 million for the first nine months of fiscal 2000, compared to $24.8 million for the first nine months of fiscal 1999. For the first nine months of fiscal 2000, operating cash flow was provided by net income of $10.1 million, adjusted for the net impact of non-cash items of $2.4 million which consist primarily of depreciation and deferred income. The primary use of cash was an increase in inventory of $46.1 million due to seasonal inventory needs and to support our store expansion program. Cash was also used by a reduction in accounts payable of $2.1 million due to the timing of inventory purchases and payments to vendors. The other uses of cash were an increase in other assets of $4.0 million and a decrease in other liabilities of $3.2 million primarily due to the timing of payments of income taxes and compensation. Cash was also provided by a decrease in accounts receivables of $1.3 million.

         At October 31, 2000, working capital was $54.4 million compared to $100.8 million at January 31, 2000. The ratio of current assets to current liabilities was 1.4 to 1 at October 31, 2000 and 2.3 to 1 at January 31, 2000.

         Capital expenditures through October 31, 2000 totaled $25.2 million and primarily relate to the acquisition of store sites and other construction expenditures associated with planned fiscal 2000 store openings and for three stores to be opened in fiscal 2001. We opened 30 new stores in fiscal 2000, including 12 stores subsequent to October 31, 2000. We expect to expend approximately an additional $2.0 to $2.5 million for these store sites during the remainder of this fiscal year. For fiscal 2001 we plan to open approximately 10 to 15 new stores as opposed to the previously planned 35 to 40 stores. We expect capital expenditures for these 10 to 15 stores to be approximately an additional $4.0 to $8.0 million depending upon the number of leased or owned locations. We plan to fund the new store openings with cash generated from operations and investments and additional mortgage debt.

         Cash provided by financing activities totaled approximately $44.1 million for the first nine months of fiscal 2000. The primary source of cash was borrowings of $78.0 million on the line of credit. A total of approximately $41.1 million was available for borrowings on the line of credit as of October 31, 2000. We also received proceeds of $13.6 million from long-term debt borrowings related to mortgage financing for 18 store locations. The primary use of cash was for the acquisition of treasury stock. We purchased a total of 2,430,000 shares of our common stock for $44.8 million during the first nine months of fiscal 2000. As of October 31, 2000, we had authorization to purchase an additional 927,900 shares. Subsequent to the end of the quarter, we purchased an additional 116,200 shares for $2.0 million.

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

         No material changes since January 31, 2000.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are filed with this report:

         27  Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REX STORES CORPORATION
                                   Registrant

December 12, 2000                  STUART A. ROSE
                                   Stuart A. Rose
                                   Chairman of the Board
                                   (Chief Executive Officer)

December 12, 2000                  DOUGLAS L. BRUGGEMAN
                                   Douglas L. Bruggeman
                                   Vice President, Finance and
                                   Treasurer
                                   (Principal Financial and
                                   Chief Accounting Officer)