Form 10-K405
period 2001-01-31
REX STORES CORP
filed 2001-04-19
CIK 744187

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2001           COMMISSION FILE NO. 0-13283


                              --------------------


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


                              --------------------

        Registrant's telephone number, including area code (937) 276-3931


                              --------------------


           Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange
             Title of each class                        on which registered
             -------------------                        -------------------
         Common Stock, $.01 par value                 New York Stock Exchange


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  'ch'   No
                                             ________      ________

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 'ch'

         At the close of business on April 16, 2001 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,209,296 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $70,349,822.

         There were 5,100,372 shares of the registrant's Common Stock outstanding as of April 16, 2001.

                       Documents Incorporated by Reference

         Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on June 4, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

Overview

         We are a leading specialty retailer in the consumer electronics/ appliance industry, serving over 200 small to medium-sized towns and communities. Since 1980, when our first four stores were acquired, we have expanded into a national chain operating 262 stores in 37 states under the "REX" trade name. Our stores average approximately 11,000 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, video and audio equipment, camcorders and major household appliances.

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

         Our strategy is to continue to open stores in small to medium sized markets. We will focus on markets with a newspaper circulation which can efficiently and cost-effectively utilize our print advertising materials and where we believe we can become a dominant retailer.

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

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2000" means the period February 1, 2000 to January 31, 2001. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

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

Offering a Broad Selection of Brand Name Products

         We offer a broad selection of brand name products within key product categories. We carry most major brands of consumer electronics and appliances. We offer merchandise in each of our product categories at a range of price points and generally maintain sufficient product stock for immediate delivery to customers.

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

Growth Strategy

         We plan to open approximately 10 to 15 new stores in fiscal 2001.

         Site Selection. We select locations for future stores based on our evaluation of individual site economics and market conditions. When deciding whether to enter a new market or open another store in an existing market, we evaluate a number of criteria, including:

         o sales volume potential;

         o competition within the market area, including size, strength and merchandising philosophy of former, existing and potential competitors;

         o cost of advertising;

         o newspaper circulation; and

         o size and growth pattern of the population.

         In choosing specific sites, we apply standardized site selection criteria taking into account numerous factors, including:

         o local demographics;

         o real estate occupancy expense based upon ownership and/or leasing;

         o traffic patterns; and

         o overall retail activity.

         Stores typically are located on high traffic arteries, adjacent to or in major shopping malls, with adequate parking to support high sales volume.

         We either lease or purchase new store sites depending upon opportunities available to us and relative costs. Of the 30 new stores opened in fiscal 2000, 23 were purchased sites and seven were leased sites.

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

         The gross inventory requirements for new stores are estimated at $300,000 to $500,000 per store depending upon the season and store size.

Store Operations

         Stores. We locate our stores in the general vicinity of major retail shopping districts and design our stores to generate their own traffic. Currently, 180 stores are located in free-standing buildings, with the balance situated in strip shopping centers and regional malls. Stores located in malls have exterior access and signage rights.

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

         Our existing stores average approximately 11,000 square feet, including approximately 7,700 square feet of selling space and approximately 3,300 square feet of storage. New stores are planned to be approximately 12,000 square feet. Stores are open seven days and six nights per week, except for certain holidays. Hours of operation are 10:00 a.m. to 9:00 p.m. Monday through Saturday and 12:00 p.m. to 6:00 p.m., or 1:00 p.m. to 5:00 p.m. in some states, on Sunday.

         Our operations are divided into regional districts, containing from two to 12 stores whose managers report to a district manager. Our 40 district managers report to one of four regional vice presidents. Each store is staffed with a full-time manager and one or two assistant managers, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis.

         We evaluate the performance of our stores on a continuous basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, will close any store which is not adequately contributing to our profitability. We closed 6, 4 and 6 stores during fiscal 2000, 1999 and 1998, respectively. Subsequent to January 31, 2001, we closed one additional store. In fiscal 2000, we opened 30 new stores: three stores each in Michigan, North Carolina, Ohio and Tennessee, two stores each in Montana, Oklahoma and Pennsylvania and one store each in Florida, Georgia, Illinois, Iowa, Louisiana, Mississippi, New Mexico, New York, Texas, Vermont, Washington and West Virginia.

         Store Locations. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2001:

State                 Number of Stores                        State                     Number of Stores
-----                 ----------------                        -----                     ----------------

Alabama                          14                           Nebraska                             2
Arkansas                          1                           New Mexico                           1
Colorado                          3                           New York                            23
Florida                          26                           North Carolina                       9
Georgia                           8                           North Dakota                         3
Idaho                             5                           Ohio                                23
Illinois                         11                           Oklahoma                             4
Indiana                           3                           Pennsylvania                        19
Iowa                             10                           South Carolina                      10
Kansas                            2                           South Dakota                         3
Kentucky                          3                           Tennessee                            9
Louisiana                         8                           Texas                               11
Maryland                          2                           Vermont                              1
Massachusetts                     2                           Virginia                             2
Michigan                          7                           Washington                           3
Minnesota                         1                           West Virginia                        6
Mississippi                      13                           Wisconsin                            4
Missouri                          3                           Wyoming                              2
Montana                           5


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

         We accept MasterCard, Visa and Discover. We estimate that, during fiscal 2000, approximately 36.7% of our total sales were made on these credit cards, and approximately 8.3% were made on installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We work with local consumer finance companies in each of our markets in implementing these credit arrangements and are able to offer competitive credit packages, generally including interest-free financing options.

Merchandising

         Products. We offer a broad selection of brand name consumer electronics and home appliance products at a range of price points. We emphasize depth of product selection within selected key product categories. We sell approximately 1,000 products produced by approximately 50 manufacturers. Our product categories include:

Televisions         Video                Audio                   Appliances              Other
-----------         -----                -----                   ----------              -----
TVs                 VCRs                 Stereo Systems          Air Conditioners        Extended Service
Big Screen          Camcorders           Receivers               Microwave Ovens           Contracts
  TVs               Digital Satellite    Compact                 Washers                 Ready to Assemble
TV/VCR                 Systems              Disc Players         Dryers                    Furniture
  Combos            DVD Players          Tape Decks              Ranges                  Recordable Tapes
                                         Speakers                Dishwashers             Telephones
                                         Car Stereos             Refrigerators           Audio/Video
                                         Portable Radios         Freezers                  Accessories
                                         Turntables              Vacuum Cleaners         Radar Detectors
                                                                 Dehumidifiers           CB Radios
                                                                 Garbage Disposals       Cellular Phones


         Among the leading brands sold by us during fiscal 2000, in alphabetical order, were General Electric, Hitachi, Hotpoint, JVC, Panasonic, Phillips Magnavox, Pioneer, RCA, Sharp, Sony, Toshiba and Whirlpool.

         All our stores carry a broad range of televisions, video and audio products, microwave ovens and air conditioners. In addition, 257 stores carry major appliances. We began selling cellular phones on a trial basis in 41 of our stores during fiscal 1999. We felt the results were not encouraging and subsequent to year end decided to discontinue selling cellular phones. We do not carry computers, computer software or pre-recorded music.

         The following table shows the approximate percent of net sales for each major product group for the last three fiscal years.

                                                                                Fiscal Year
                                                                  ------------------------------------
         Product Category                                             2000         1999        1998
         ----------------                                             ----         ----        ----
         Televisions .............................................    45%           38%        36%
         Video ...................................................    13            16         17
         Audio ...................................................    16            17         18
         Appliances ..............................................    18            22         21
         Other ...................................................     8             7          8
                                                                     ---           ---        ---
                                                                     100%          100%       100%
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

         Purchasing. Our merchandise purchasing and opportunistic buying are performed predominantly by three members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 2000, nine vendors accounted for approximately 72% of our purchases. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

e-Commerce

         In April 1999, we began selling selected televisions, audio and video products and small appliances on our Web site at www.rexstores.com. We are an Amazon.com Auctions Charter Merchant and also offer selected products on the eBay and Yahoo! auction Web sites. In January 2000 we entered into a one year agreement with Zengine, Inc. to develop our Web site and recently signed a two year extension of the agreement.

Distribution

         Our stores are supplied by three regional distribution centers. The distribution centers consist of:

         o a 315,000 square foot leased facility in Dayton, Ohio;

         o a 180,000 square foot owned facility in Pensacola, Florida, of which we lease 90,000 square feet to an outside company; and

         o a 145,000 square foot owned facility in Cheyenne, Wyoming.

         We also lease a 67,000 square foot auxiliary warehouse in Pensacola, Florida. In addition, we lease overflow warehouse space as needed to accommodate seasonal inventory requirements and opportunistic purchases.

Inventory Management

         The regional distribution centers reduce inventory requirements at individual stores, while preserving the benefits of volume purchasing and facilitating centralized inventory and accounting controls. Virtually all of our merchandise is distributed through our distribution centers, with the exception of major appliances which are generally shipped directly by the vendor to the retail location. All deliveries to stores are made by independent contract carriers.

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

         Our mainframe computer is an IBM A/S 400 model 720. The host computer is integrated with our point-of-sale system which serves as the collection mechanism for all sales activity. The combined system provides for next-day review of inventory levels, sales by store and by SKU and commissions earned, assists in cash management and enables management to track merchandise from receipt at the distribution center until time of sale.

Competition

         Our business is characterized by substantial competition. Our competitors include national and regional large format merchandisers and superstores such as Best Buy Co., Inc. and Circuit City Stores, Inc., other specialty electronics retailers including RadioShack Corporation, department and discount stores such as Sears, Roebuck and Co. and Wal-Mart Stores, Inc., furniture stores, warehouse clubs, home improvement retailers and Internet and store-based retailers who sell competitive products online. We also compete with small chains and specialty single-store operators in some markets, as well as Sears' dealer-operated units. Some of our competitors have greater financial and other resources than us, which may increase their ability to purchase inventory at a lower cost, better withstand economic downturns or engage in aggressive price competition. Competition within the consumer electronics/appliance retailing industry is based upon price, breadth of product selection, product quality and customer service. We expect competition within the industry to increase.

Facilities

         We own 149 of our stores. The remaining 113 stores operate on leased premises, with the unexpired terms of the leases ranging from less than one year to 24 years, inclusive of options to renew. For fiscal 2000, the total net rent expense for our leased facilities was approximately $7,792,000.

         To date, we have not experienced difficulty in securing leases or purchasing sites for suitable store locations. We continue to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, we have developed prototype formats for new store construction.

Employees

         At January 31, 2001, we had 161 hourly and salaried employees and 982 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                        Executive Officers of the Company

       Set forth below is certain information about each of our executive officers.

Name                                     Age       Position
----                                     ---       --------
Stuart Rose...........................   46        Chairman of the Board and Chief Executive Officer*
Lawrence Tomchin......................   73        President and Chief Operating Officer*
Douglas Bruggeman.....................   40        Vice President-Finance and Treasurer
Edward Kress..........................   51        Secretary*


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

                                     PART II
--------------------------------------------------------------------------------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.


        Fiscal Quarter Ended                       High             Low
    -------------------------------             ----------       ----------
           April 30, 1999                         $16.94          $11.13
           July 31, 1999                           39.06           15.75
           October 31, 1999                        42.38           24.88
           January 31, 2000                        39.81           13.31

           April 30, 2000                         $27.75          $15.38
           July 31, 2000                           26.75           17.13
           October 31, 2000                        23.25           16.63
           January 31, 2001                        20.38           14.88

As of April 12, 2001, there were 193 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

Our revolving credit agreement places restrictions on the payment of dividends. We did not pay dividends in the current or prior years.

Item 6.  Selected Financial Data

Five Year Financial Summary


                                                                          January 31,
                                                     --------------------------------------------------------
         (In Thousands, Except
            Per Share Amounts)                         2001        2000        1999        1998       1997
-----------------------------------------            --------    --------    --------    --------    --------
Net sales                                            $473,020    $464,300    $416,673    $411,005    $427,378

Net income                                           $ 18,736    $ 18,293    $ 11,195    $  7,412    $  7,362

Basic net income per share                           $   2.98    $   2.28    $   1.51    $   0.94    $   0.82

Diluted net income per share                         $   2.72    $   2.06    $   1.43    $   0.91    $   0.80

Total assets                                         $310,885    $304,036    $268,282    $260,530    $248,034

Long-term debt, net of current maturities            $ 81,262    $ 46,200    $ 55,478    $ 52,661    $ 51,102

Quarterly Financial Data (Unaudited)

                                                      Quarters Ended
                                     ------------------------------------------------------
                                             (In Thousands Except Per Share Amounts)

                                     April 30,     July 31,     October 31,     January 31,
                                       2000          2000          2000            2001
                                     ---------     --------     -----------     -----------
Net sales                             $107,183     $101,609       $105,144       $159,084
Cost of merchandise sold                78,449       72,822         76,611        117,145
Net income                               3,246        3,980          2,861          8,649
Basic net income per share (a)        $   0.46     $   0.61       $   0.48       $   1.55
Diluted net income per share (a)      $   0.42     $   0.55       $   0.44       $   1.44




                                                      Quarters Ended
                                     ------------------------------------------------------
                                             (In Thousands Except Per Share Amounts)

                                     April 30,     July 31,     October 31,     January 31,
                                       1999          1999          1999            2000
                                     ---------     --------     -----------     -----------
Net sales                             $99,056      $107,739      $102,432        $155,073
Cost of merchandise sold               72,613        76,870        74,651         113,284
Net income                              2,087         4,098         2,464           9,644
Basic net income per share (b)        $  0.28      $   0.54      $   0.30        $   1.07
Diluted net income per share (b)      $  0.27      $   0.48      $   0.27        $   0.97


(a) The total of the quarterly net income per share amounts is more than the annual net income per share amounts due to 46% of our net income occurring in the fourth quarter of fiscal 2000. In addition, the fourth quarter per share amounts reflect a disproportionate impact from the 2,653,000 shares repurchased, rather than the annual per share amounts based upon the average time held in treasury.

(b) The total of the quarterly net income per share amounts is less than the annual net income per share amounts due to 53% of the net income occurring in the fourth quarter of fiscal 1999, whose per share amounts reflect, for the entire quarter, our 1.5 million share offering in October 1999, while the annual per share amounts only reflect the increased outstanding shares for the four months since the issuance of the shares in October 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a leading specialty retailer in the consumer electronics/appliance industry. Since acquiring our first four stores in 1980, we have expanded into a national chain operating 262 stores in 37 states under the "REX" trade name. By offering a broad selection of brand name products at guaranteed lowest prices, we believe we have become a leading consumer electronics/appliance retailer in our markets.

         Our comparable store sales declined 5.6% in fiscal 2000 after an increase of 8.2% in fiscal 1999. Comparable store sales had decreased 0.1% in fiscal 1998. The decline in comparable store sales for fiscal 2000 was largely caused by slower appliance sales due to an unseasonably cool summer and an increasingly competitive environment. The increase in comparable store sales for fiscal 1999 was primarily driven by large screen television sales throughout the year and strong air conditioner sales in the second quarter of fiscal 1999 due to warm weather conditions. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

Extended Service Contracts.

         Our extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.3%, 3.3% and 3.7% of net sales for fiscal 2000, 1999 and 1998, respectively. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $10.9 million, $10.9 million and $10.3 million in fiscal 2000, 1999 and 1998, respectively.

Investment in Limited Partnerships.

         In fiscal 1998, we invested $3.2 million in two limited partnerships which own four facilities producing synthetic fuel from coal fines. The partnerships earn federal income tax credits under Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2000 phase-out started at $48.07 per barrel.

         We initially held a 30% interest in one partnership and an 18.75% interest in the other. Effective February 1, 1999, we sold a portion of our interest in one partnership, reducing our ownership percentage from 30% to 17%. We will receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations. The maximum amount of cash that can be received varies by year. The maximum that could be received for calendar 2000 was approximately $6.8 million, which we did reach. The maximum that can be received for calendar 2001 is approximately $7.1 million.

         Effective July 31, 2000, we sold an additional portion of our interest in the one partnership, reducing our ownership percentage from 17% to 8%. We will receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. The amount earned and received for calendar 2000 was approximately $4.2 million, including a down payment of $1.6 million.

         We are a limited partner in each partnership. We account for our ownership interest in the partnerships under the equity method.

         The limited partnerships have received favorable private letter rulings from the IRS that the synthetic fuel produced by their facilities and sold to unrelated parties qualify for the tax credits under Section 29 of the Internal Revenue Code.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                                                     Fiscal Year Ended January 31,
                                                                 -----------------------------------
                                                                   2001         2000          1999
                                                                  ------       ------        -----
                          Net sales.............................   100.0%       100.0%        100.0%
                          Cost of merchandise sold..............    72.9         72.7          72.7
                                                                  ------       ------        ------
                              Gross profit......................    27.1         27.3          27.3
                          Selling, general and administrative
                              expenses..........................    22.5         21.6          22.4
                                                                  ------       ------        ------
                              Income from operations............     4.6          5.7           4.9
                          Investment income.....................     0.2          0.1           0.1
                          Interest expense......................    (1.7)        (1.1)         (1.6)
                          Gain on sale of real estate...........     -            0.2           0.6
                          Income (equity in losses) from
                          limited partnerships..................     2.2          0.6          (0.3)
                                                                  ------       ------        ------
                              Income before provision for
                                income taxes and
                                extraordinary item..............     5.3          5.5           3.7
                          Provision for income taxes............     1.3          1.4           1.0
                                                                  ------       ------        ------
                              Income before extraordinary
                                item............................     4.0          4.1           2.7
                          Extraordinary loss from early
                              extinguishment of debt............     -            0.2           -
                                                                  ------       ------        ------
                          Net Income............................     4.0%         3.9%          2.7%
                                                                  ======       ======        ======



Comparison of Fiscal Years Ended January 31, 2001 and 2000

         Net sales. Net sales in fiscal 2000 were $473.0 million, a 1.9% increase from $464.3 million for fiscal 1999. This increase was primarily due to the addition of 30 new stores in fiscal 2000 and the first full year of sales for 14 stores opened in fiscal 1999. During fiscal 2000, we opened 30 stores and closed six stores, while during fiscal 1999 we opened 14 stores and closed four. We had 262 and 238 stores open at January 31, 2001 and 2000, respectively. Sales were negatively impacted by a decline of 5.6% in comparable store sales for fiscal 2000.

         The decline in comparable store sales was primarily caused by the appliance category, which negatively impacted comparable store sales by 5.3%. The decline in appliance sales was caused by unseasonably cool weather during the summer months in the northeastern and midwestern parts of the United States which depressed air conditioner sales and an increasingly competitive environment for appliances. Other categories which negatively impacted comparable store sales were video by 2.6%, smaller screen televisions (27 inch and smaller) by 2.3% and audio by 1.7%. These categories have been impacted by declining average selling prices and increased competition. Our strongest product category was larger screen televisions (30 inch and larger), which positively impacted comparable store sales by 6.4%.

         Gross Profit. Gross profit was $128.0 million in fiscal 2000, or 27.1% of net sales, versus $126.9 million for fiscal 1999, or 27.3% of net sales. The decline in gross profit as a percentage of sales was primarily caused by the increasingly competitive retail and promotional environment.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 were $106.3 million, or 22.5% of net sales, a 5.6% increase from $100.6 million, or 21.6% of net sales, in fiscal 1999. The increase in expense was primarily caused by an increase of $3.4 million in advertising expenditures associated with the 30 new stores opened and increased usage of radio and television advertising. The remaining increase was primarily caused by increased occupancy and utility costs of approximately $1.5 million associated with the 30 new stores and higher utility costs.

         Income from Operations. Income from operations was $21.7 million, or 4.6% of net sales, for fiscal 2000, a 17.3% decline from $26.3 million, or 5.7% of net sales for fiscal 1999. The decrease was primarily caused by the decline in comparable store sales, the increased advertising expenditures in new and existing markets and higher occupancy costs associated with the additional number of stores.

         Investment Income. Investment income increased to $933,000 in fiscal 2000 from $420,000 in fiscal 1999. In fiscal 2000 we recorded a $640,000 gain on the sale of stock warrants held in an outside company.

         Interest Expense. Interest expense increased to $8.1 million for fiscal 2000 from $5.1 million for fiscal 1999. The increase in interest expense was primarily caused by increased borrowings on the line of credit. Average outstanding borrowings on the line of credit were approximately $40.0 million in fiscal 2000 versus approximately $3.2 million in fiscal 1999.

         Income (Equity in Losses) from Limited Partnerships. Results for the fiscal year ended January 31, 2001 also reflect the impact of our investment in two synthetic fuel limited partnerships. We reported income from the limited partnerships of approximately $10.4 million for fiscal 2000. This consisted of approximately $6.5 million from the 1999 sale of a portion of our interest in one partnership and approximately $4.2 million from the 2000 sale of an additional portion of the interest, partially offset by a charge of $300,000 to reflect our equity share of the partnerships' losses.

         Income Taxes. Our effective tax rate was 25% in fiscal 2000 and 1999, after reflecting our share of federal tax credits earned by the limited partnerships.

         Extraordinary Loss from Early Extinguishment of Debt. In fiscal 1999, we recorded an extraordinary loss from the early extinguishment of debt of $717,000, net of the income tax effect of $239,000, as a result of paying off approximately $18.9 million of mortgage debt.

         Net Income. As a result of the foregoing, net income was $18.7 million in fiscal 2000 versus $18.3 million, after extraordinary item, in fiscal 1999.

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

         Gross Profit. Gross profit was $126.9 million in fiscal 1999 versus $113.8 million for fiscal 1998. The gross profit margin was 27.3% for each year. The gross profit margin was positively impacted by the improved sales of larger screen televisions and air conditioners which have higher than average gross profit margins. These improvements were offset by the recognition of a lower percentage of extended service contract revenues relative to merchandise sales. Sales of extended service contracts generally have a higher gross profit margin in comparison to other product categories.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 were $100.6 million, or 21.6% of net sales, a 7.5% increase from $93.6 million, or 22.4% of net sales, in fiscal 1998. The increase in expenses was primarily the result of increased incentive commissions and other selling costs associated with the increased sales levels. The reduction in selling, general and administrative expenses as a percent of net sales was primarily the result of the leveraging of store operating costs, such as advertising and occupancy expenses, as a result of the increase in comparable stores sales of 8.2%.

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

         Operating Activities. Net cash provided by operating activities was $1.1 million and $5.2 million for fiscal 2000 and 1999, respectively. For fiscal 2000, operating cash flow was provided by net income of $18.7 million adjusted for the impact of a $10.7 million gain on sale of partnership interest and non-cash items of $3.4 million, which consist of deferred income, the deferred income tax provision and depreciation and amortization. Cash was used by an increase in inventory of $4.9 million, primarily due to the net increase of 24 additional stores. Other uses of cash were a decrease in other liabilities of $2.7 million, an increase in other assets of $2.1 million and an increase in receivables of $2.1 million. The change in other assets and liabilities was primarily caused by the timing of income tax payments, a decrease in accrued wages and related taxes and an increase in prepaid bank fees related to mortgage debt acquired in fiscal 2000. The increase in receivables was primarily due to an increase in the vendor receivable on digital satellite systems. Cash was provided by an increase in accounts payable of $1.4 million due to the timing of inventory purchases and payments to vendors.

         For fiscal 1999, operating cash flow was provided by net income of $18.3 million adjusted for the net impact of a $5.1 million gain on sale of partnership interest and non-cash items of $3.5 million, which consist of deferred income, the gain on the sale of real estate, depreciation and amortization, the deferred income tax provision and our equity interest in the losses of the synthetic fuel limited partnerships. Cash of $3.0 million was also provided by an increase in other liabilities primarily resulting from the timing of tax payments and increased accrued wages resulting from higher sales levels. The primary use of cash was an increase in inventory of $7.3 million and a decrease in accounts payable of $6.4 million primarily due to the timing of purchases and terms of payments with the vendors.

         Investing Activities. Capital expenditures in fiscal 2000 totaled $27.7 million. Expenditures included approximately $22.5 million to open 30 new stores, approximately $3.8 million for four stores to open in fiscal 2001 and approximately $1.4 million for equipment and improvements to existing stores. We plan to open 10 to 15 new stores in fiscal 2001, with anticipated capital expenditures of approximately $3.0 to $6.0 million. We are also considering the building of a new distribution center with anticipated expenditures of approximately $5.0 to $7.0 million. We plan to fund the new store openings and distribution center with cash generated from operations and from additional mortgage debt.

         Capital expenditures in fiscal 1999 totaled $20.2 million. Expenditures included approximately $15.3 million to open 14 stores, approximately $1.2 million to purchase two previously leased stores and approximately $2.6 million for stores opened in fiscal 2000. We received proceeds of $10.7 million and $5.1 million for fiscal 2000 and 1999, respectively, from installment sales of a portion of our ownership interest in a limited partnership.

         Financing Activities. Cash used in financing activities was $10.0 million for fiscal 2000. During fiscal 2000, we purchased 2,652,900 shares of our common stock for $48.5 million. During fiscal 1999, we purchased 1,351,325 shares of our common stock for $20.1 million. At January 31, 2001 we had authorization from the Board of Directors to purchase an additional 705,000 shares of our common stock. These shares will be held in treasury for possible future use.

         At January 31, 2001, we had approximately $86.2 million of mortgage debt outstanding at a weighted average interest rate of 7.99%, with maturities from January 1, 2002 to October 1, 2019. We have balloon payments due totaling approximately $1.6 million over the next two fiscal years, which we plan to either refinance with long-term mortgage debt or satisfy through borrowings on our revolving credit agreement. During fiscal 2000 we obtained mortgage financing of approximately $41.5 million to finance 51 retail store locations.

We also paid off $4.8 million of long-term mortgage debt from scheduled repayments and extinguishment of debt upon the sale of two retail locations.

         We received proceeds of approximately $777,000 and $4.0 million for fiscal 2000 and 1999, respectively, from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $355,000 and $2.7 million for fiscal 2000 and 1999, respectively, which was reflected as an increase in additional paid-in capital. In October 1999, we completed the sale of 1,500,000 shares of common stock with net proceeds to the Company of approximately $44.7 million after expenses.

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

         At January 31, 2001, we had borrowings outstanding of $742,000 on the revolving credit agreement. We had no borrowings outstanding on the revolving credit agreement at January 31, 2000. A total of approximately $91.2 million was available at January 31, 2001. Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2000 were approximately $83.9 million, which existed immediately prior to the Christmas selling season due to the build-up of seasonal inventory requirements. The weighted average interest rate was 8.9% (9.4% including commitment fees) for fiscal 2000. The revolving credit agreement contains restrictive covenants which require us to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

Seasonality and Quarterly Fluctuations

         Our business is seasonal. As is the case with many other retailers, our net sales and net income are greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 33.6% and 33.4% of net sales and 46.1% and 47.9% of income from operations in fiscal 2000 and 1999, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

Impact of Inflation

         The impact of inflation has not been material to our results of operations for the past three fiscal years.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued Statement No. 137, which amended SFAS No. 133 such that the effective date of adoption will be for fiscal quarters beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements because we do not currently hold any derivative instruments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

           As of January 31, 2001, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

           The revolving credit agreement is with six banks through July 31, 2005, with interest at prime or LIBOR plus 1.875% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are equal to the lesser of (1) $100 million for the months of January through June and $130 million for the months of July through December or (2) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. At January 31, 2001, a total of approximately $91.2 million was available for borrowings under the revolving credit agreement. We had outstanding borrowings of $742,000 under the revolving credit agreement at January 31, 2001.

           Substantially all of the mortgage notes payable consist of fixed rate debt. The interest rates range from 6.89% to 9.25%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The fair value of our long-term mortgage debt at January 31, 2001 was approximately $83.1 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities.

Maturities of long-term debt are as follows (in thousands):

             Year Ending January 31,        Amount
           --------------------------      ---------
           2002                             $ 4,923
           2003                               5,312
           2004                               6,454
           2005                               9,622
           2006                              10,060
           Thereafter                        49,814
                                            -------
                                            $86,185
                                            =======

Item 8. Financial Statements and Supplementary Data

REX Stores Corporation and Subsidiaries

Consolidated Balance Sheets
January 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                  2001         2000
                                                               ---------     ---------
                                                                     (In Thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                            $    687     $ 25,609
  Accounts receivable, net of allowance for doubtful
  accounts of $410 and $483 in 2001 and 2000, respectively
   (Note 5)                                                        4,707        2,569
  Merchandise inventory (Notes 1 and 5)                          144,150      139,267
  Prepaid expenses and other                                       4,173        2,097
  Future income tax benefits                                       9,837        9,837
                                                               ---------    ---------
                 Total current assets                            163,554      179,379

PROPERTY AND EQUIPMENT, NET (Notes 1, 5 and 6)                   135,643      113,802

FUTURE INCOME TAX BENEFITS                                         9,523        8,835

RESTRICTED INVESTMENTS (Note 1)                                    2,165        2,020
                                                               ---------    ---------
                 Total assets                                   $310,885     $304,036
                                                               =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 5)                                        $    742     $    --
  Current portion of long-term debt (Note 6)                       4,923        3,303
  Accounts payable, trade                                         47,680       46,252
  Accrued income taxes                                              --          1,572
  Current portion of deferred income and deferred gain
    on sale and leaseback (Notes 1 and 8)                         11,355       11,219
  Accrued payroll                                                  6,369        6,947
  Other current liabilities                                        8,737        9,330
                                                               ---------    ---------
                 Total current liabilities                        79,806       78,623

LONG-TERM LIABILITIES:
  Long-term mortgage debt (Note 6)                                81,262       46,200
  Deferred income (Note 1)                                        16,494       16,423
  Deferred gain on sale and leaseback (Note 8)                     2,129        2,953
                                                               ---------    ---------
                 Total long-term liabilities                      99,885       65,576

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

SHAREHOLDERS' EQUITY (Notes 4 and 7):
  Common stock, 45,000 shares authorized, 11,556 and 11,495
    shares issued, at par                                            116          115
  Paid-in capital                                                106,305      105,303
  Retained earnings                                              112,399       93,663
  Treasury stock, 6,068 and 3,426 shares                         (87,626)     (39,244)
                                                               ---------    ---------
                 Total shareholders' equity                      131,194      159,837
                                                               ---------    ---------
                 Total liabilities and shareholders' equity     $310,885     $304,036
                                                               =========    =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

REX Stores Corporation and Subsidiaries

Consolidated Statements of Income
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                      2001        2000          1999
                                                                   ---------    ---------     --------
                                                                               (In Thousands,
                                                                         Except Per Share Amounts)
NET SALES                                                           $473,020     $464,300     $416,673
                                                                   ---------    ---------    ---------
COSTS AND EXPENSES:
  Cost of merchandise sold                                           345,026      337,418      302,894
  Selling, general and administrative expenses                       106,262      100,589       93,578
                                                                   ---------    ---------    ---------
             Total costs and expenses                                451,288      438,007      396,472
                                                                   ---------    ---------    ---------
INCOME FROM OPERATIONS                                                21,732       26,293       20,201

INVESTMENT INCOME                                                        933          420          347
INTEREST EXPENSE                                                      (8,121)      (5,136)      (6,448)
GAIN ON SALE OF REAL ESTATE                                             --            787        2,410
INCOME (EQUITY IN LOSSES) OF LIMITED PARTNERSHIPS                     10,437        2,996       (1,312)
                                                                   ---------    ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                              24,981       25,360       15,198

PROVISION FOR INCOME TAXES                                             6,245        6,350        4,003
                                                                   ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM                                      18,736       19,010       11,195

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
   NET OF TAX                                                           --           (717)        --
                                                                   ---------    ---------    ---------
NET INCOME                                                          $ 18,736     $ 18,293     $ 11,195
                                                                   =========    =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                            6,285        8,022        7,427
                                                                   =========    =========    =========

BASIC NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM                    2.98         2.37         1.51

EXTRAORDINARY ITEM                                                      --          (0.09)        --
                                                                   ---------    ---------    ---------
BASIC NET INCOME PER SHARE                                          $   2.98     $   2.28     $   1.51
                                                                   =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                          6,884        8,897        7,833
                                                                   =========    =========    =========

DILUTED NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM                  2.72     $   2.14     $   1.43

EXTRAORDINARY ITEM                                                      --          (0.08)        --
                                                                   ---------    ---------    ---------
DILUTED NET INCOME PER SHARE                                        $   2.72     $   2.06     $   1.43
                                                                   =========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                               2001        2000         1999
                                                             --------    --------    ---------
                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 18,736    $ 18,293    $ 11,195
  Adjustments to reconcile net income to net cash provided
    by operating activities-
      Depreciation and amortization, net                        3,917       3,469       3,194
      Gain on sale of partnership interest                    (10,700)     (5,100)       --
      Gain on sale of real estate                                --          (787)     (2,410)
      Equity in losses of limited partnerships                   --         2,100       1,312
      Deferred income                                             207        (534)       (993)
      Deferred income tax provision                              (688)       (770)       (137)
      Changes in assets and liabilities--
        Accounts receivable                                    (2,138)       (272)        478
        Merchandise inventory                                  (4,883)     (7,265)     (5,504)
        Other current assets                                   (2,083)       (485)        131
        Accounts payable, trade                                 1,428      (6,422)      2,842
        Other current liabilities                              (2,743)      2,996         109
                                                             --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,053       5,223      10,217
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (27,696)    (20,213)    (12,736)
  Proceeds from sale of partnership interest                   10,700       5,100        --
  Proceeds from sale of real estate and capital disposals       1,121       1,796       4,630
  Equity investment in limited partnerships                      --          (262)     (3,150)
  Restricted investments                                         (145)       (192)       (191)
                                                             --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                         (16,020)    (13,771)    (11,447)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in note payable                                        742        --          --
  Proceeds from long-term debt                                 41,505      13,192       7,003
  Payments of long-term debt                                   (4,823)    (22,281)     (4,031)
  Common stock issued                                           1,003      49,717         701
  Treasury stock issued                                           130       1,728        --
  Treasury stock acquired                                     (48,512)    (20,111)     (7,468)
                                                             --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (9,955)     22,245      (3,795)
                                                             --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (24,922)     13,697      (5,025)

CASH AND CASH EQUIVALENTS, beginning of year                   25,609      11,912      16,937
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                       $    687    $ 25,609    $ 11,912
                                                             ========    ========    ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries


Consolidated Statements of Shareholders' Equity
For the Years Ended January 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

                                          Common Stock
                              ---------------------------------------
                                    Issued               Treasury
                              ------------------    -----------------     Paid-In    Retained
                              Shares    Amount      Shares     Amount     Capital    Earnings
                              ------   --------     ------    --------    -------    --------
                                                      (In Thousands)

BALANCE, January 31, 1998      9,688       $ 97      1,955     $16,386    $ 57,896   $ 64,175

Net income                      --         --         --          --          --       11,195

Treasury stock acquired         --         --          632       7,468        --         --

Common stock issued               79          1       --          --           700       --
                              ---------------------------------------------------------------
BALANCE, January 31, 1999      9,767         98      2,587      23,854      58,596     75,370

Net income                      --         --         --          --          --       18,293

Treasury stock acquired         --         --        1,351      20,111        --         --

Common stock issued            1,728         17       (512)     (4,721)     46,707       --
                              ---------------------------------------------------------------
BALANCE, January 31, 2000     11,495        115      3,426      39,244     105,303     93,663

Net income                      --         --         --          --          --       18,736

Treasury stock acquired         --         --        2,653      48,512        --         --

Common stock issued               61          1        (11)       (130)      1,002       --
                              ---------------------------------------------------------------
BALANCE, January 31, 2001     11,556       $116      6,068     $87,626    $106,305   $112,399
                              ================================================================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------

(1)    Summary Of Significant Accounting Policies-

       (a) Principles of Consolidation--The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates 262 retail consumer electronics and appliance stores under the REX name in 37 states.

       (b) Fiscal Year--All references in these financial statements to a particular fiscal year are to the Company's fiscal year ended January 31. For example, "fiscal 2000" means the period February 1, 2000 to January 31, 2001.

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

       (e) Merchandise Inventory--Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out (FIFO) basis, including certain costs associated with purchasing, warehousing and transporting merchandise. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (K&C), is valued at the lower of cost or market using the last-in, first-out (LIFO) method. Following the lower of cost or market principle, the K&C inventory value using the LIFO method ($39,018,000 and $34,096,000 at January 31, 2001 and 2000, respectively) is equivalent to the FIFO value in all years presented. Nine suppliers accounted for approximately 72% of the Company's purchases in fiscal 2000.

       (f) Property and Equipment--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over 10 to 12 years. The components of property and equipment at January 31, 2001 and 2000 are as follows:


                                       2001                2000
                                     --------            --------
                                             (In thousands)
Land                                 $ 36,866            $ 30,588
Buildings and improvements             93,582              77,645
Fixtures and equipment                 19,716              17,213
Leasehold improvements                 11,362              10,378
                                     --------            -------
                                      161,526             135,824
Less:  accumulated depreciation       (25,883)            (22,022)
                                     --------            -------
                                     $135,643            $113,802
                                     ========            ========


REX Stores Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------


              In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no material impairment losses incurred in the fiscal years ended January 31, 2001, 2000 and 1999.

       (g) Restricted Investments-- Restricted investments, which are principally marketable securities, are stated at cost plus accrued interest, which approximates market. The carrying amount of restricted investments approximates fair value. Restricted investments at January 31, 2001 and 2000 are restricted by two states to cover possible future claims under product service contracts.

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

       (i) Interest Cost--Interest expense of $8,121,000, $5,136,000 and $6,448,000 for the years ended January 31, 2001, 2000 and 1999, respectively, is net of approximately $469,000, $310,000 and $238,000 of interest capitalized related to store construction. Total interest expense approximates interest paid for all years presented.

       (j) Deferred Financing Costs--Direct expenses and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan.

       (k) Advertising Costs--Advertising costs are expensed as incurred. Advertising expense was approximately $35,281,600, $31,914,000 and $30,468,000 for the years ended January 31, 2001,
              2000 and 1999, respectively.

       (l) Store Opening and Closing Costs--Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location. Store closing costs incurred in the fiscal years ended January 31, 2001, 2000 and 1999 were not material.

REX Stores Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------


(2)    Investments In Limited Partnerships-

       During fiscal 1998, the Company invested $3,150,000 in two limited partnerships which produce synthetic fuels. The Company currently holds an 8% ownership in one partnership and an 18.75% ownership in the other, which are accounted for under the equity method. The limited partnerships also earn Federal income tax credits under Section 29 of the Internal Revenue Code based upon the quantity and content of synthetic fuel production. The Company accounts for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $9,900,000 and $3,800,000 in fiscal 2000 and 1999, respectively (see Note 9).

       Effective February 1, 1999, the Company sold a 13% interest in one of the limited partnerships reducing its initial 30% ownership interest to 17%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to 75% of the Federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations, as specified in the sale agreement. The maximum amount that could be received for calendar years 2000 and 1999 was approximately $6,800,000 and $6,700,000, respectively, of which the Company earned and received approximately $6,800,000 and $5,100,000, respectively. The maximum that can be received for calendar 2001 is approximately $7,100,000.

       Effective July 31, 2000, the Company sold an additional portion of its interest in the one partnership, reducing its ownership percentage from 17% to 8%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold, subject to annual limitations or 74.25% of the federal income tax credits attributable to the 9% interest sold with no annual limitations. For fiscal 2000 the Company recorded income of $1,600,000 for the down payment on the sale and $2,700,000 for the quarterly installment payments as income of limited partnerships.

       The Company recorded a charge of approximately $300,000, $2,100,000 and $1,300,000 in fiscal 2000, 1999 and 1998 to reflect the Company's share of the partnerships' losses.

       We are a limited partner in each partnership. We account for our ownership interest in the partnerships under the equity method.

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


(3)    Net Income Per Share-

       The Company reports net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share."

       Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------

       shares outstanding during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company's common stock for fiscal 2000, 1999 and 1998.

       The following table reconciles the basic and diluted net income per share computations for each year presented:

                                                                 January 31, 2001
                                                    -------------------------------------
                                                      Income          Shares    Per Share
                                                    -----------     ---------   ---------
       Basic net income per share                     $18,736         6,285       $2.98
       Effect of stock options                           --             599     =========
                                                    -----------     ---------
       Diluted net income per share                   $18,736         6,884       $2.72
                                                    ===========     =========   =========


                                                                 January 31, 2000
                                                    -------------------------------------
                                                      Income          Shares    Per Share
                                                    -----------     ---------   ---------
       Basic net income per share                     $18,293         8,022       $2.28
       Effect of stock options                           --             875     =========
                                                    -----------     ---------
       Diluted net income per share                   $18,293         8,897       $2.06
                                                    ===========     =========   =========


                                                                 January 31, 1999
                                                    -------------------------------------
                                                      Income          Shares    Per Share
                                                    -----------     ---------   ---------
       Basic net income per share                     $11,195         7,427       $1.51
       Effect of stock options                           --             406     =========
                                                    -----------     ---------
       Diluted net income per share                   $11,195         7,833       $1.43
                                                    ===========     =========   =========


       For the years ended January 31, 2001, 2000 and 1999, a total of 220,000, 0 and 1,164,000 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.

(4)    Common Stock Transactions-

       In October 1999, the Company completed the sale of 1,500,000 shares of common stock and received net proceeds of approximately $44.7 million, net of expenses.

       During the years ended January 31, 2001, 2000 and 1999, the Company purchased 2,653,000, 1,351,000 and 632,000 shares of its common stock for $48,512,000, $20,111,000 and $7,468,000, respectively. At January 31,
       2001, the Company was authorized by its Board of Directors to purchase an additional 705,000 shares of its common stock. Subsequent to January 31, 2001, the Company purchased an additional 389,900 shares for $7.2 million.

REX Stores Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------


(5)    Revolving Line Of Credit-

       The revolving credit agreement is with six banks which expires on July 31, 2005. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $130 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by any letter of credit commitments outstanding. The Company had outstanding borrowings under the revolving credit agreement of $742,000 at January 31, 2001. The Company had no outstanding borrowings under the revolving credit agreement at January 31, 2000. At January 31, 2001, a total of approximately $91.2 million was available for borrowings under the revolving credit agreement.

       The interest rate charged on borrowings is prime or LIBOR plus 1.875% and commitment fees of 1/4% are payable on the unused portion. Borrowings are secured by certain fixed assets, accounts receivable and inventories.

       The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on the amount of common stock repurchases and the payment of dividends. The Company was in compliance with all covenants as of January 31, 2001.


(6)    Long-Term Mortgage Debt-

       Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. Interest rates range from 6.89% to 9.25%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term.

       Maturities of long-term debt are as follows (in thousands):

        Year Ending
        January 31,                                          Amount
        ------------                                       ----------
        2002                                                $ 4,923
        2003                                                  5,312
        2004                                                  6,454
        2005                                                  9,622
        2006                                                 10,060
        Thereafter                                           49,814
                                                           ----------
                                                            $86,185
                                                           ==========


       A portion of the proceeds from the October 1999 stock offering were used to extinguish approximately $18,900,000 of higher interest rate mortgage debt (see Note 4). As a result of the early extinguishment of mortgage debt, the Company paid prepayment penalties of approximately $643,000 and expensed

REX Stores Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------


       unamortized financing costs of approximately $313,000. The Company recorded an extraordinary loss of $717,000, net of an income tax effect of $239,000 for fiscal 1999.

       The fair value of the Company's long-term debt at January 31, 2001 and 2000 was approximately $83.1 and $48.5 million, respectively. The fair value was estimated based on rates available to the Company for debt with similar terms and maturities.


(7)    Employee Benefits-

       Stock Option Plans--The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the Omnibus Plans). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of incentive stock options (1995 Plan only), non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provides for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 2,000,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2001, 42,205 and 1,589,166 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

       On October 14, 1998, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 650,000 shares at an exercise price of $9.94, which represented the market price on the date of grant. These options vest over a three-year period with the first one-third vested as of December 31, 2000. All of these options remained outstanding at January 31, 2001.

       The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for these plans been determined at fair value consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, 2001, 2000 and 1999:


                                                                                2001          2000          1999
                                                                              -------       -------       --------

        Net income (000's):                                 As reported       $18,736       $18,293       $ 11,195
                                                            Pro forma          16,627        16,428          9,370

        Basic net income per share:                         As reported       $  2.98       $  2.28       $   1.51
                                                            Pro forma            2.65          2.05           1.26

        Diluted net income per share:                       As reported       $  2.72       $  2.06       $   1.43
                                                            Pro forma            2.42       $  1.99           1.25


       The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended January 31, 2001, 2000 and 1999, respectively: risk-free interest rate of 6.2%, 5.4% and 5.7%; expected

REX Stores Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------


       volatility of 60.3%, 55.6% and 39.2%, and a weighted average stock option life of 9 years for all years. In accordance with the provisions of SFAS No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

       The following summarizes stock option activity for the years ended January 31, 2001, 2000 and 1999:


                                            2001                    2000                   1999
                                    ---------------------  ---------------------  ---------------------
                                                Weighted               Weighted                Weighted
                                                Average                Average                 Average
                                     Shares     Exercise    Shares     Exercise    Shares      Exercise
                                     (000's)     Price      (000's)     Price      (000's)      Price
                                    ---------  ----------  ---------  ----------  ---------  ----------

Outstanding at beginning of year      2,650      $12.65      3,195      $10.98      2,288      $11.06
Granted                                 217       22.72        212       12.20        997       10.54
Exercised                               (73)      10.65       (740)       5.28        (79)       7.54
Canceled or expired                     (28)      15.51        (17)      12.88        (11)      13.18
                                    ---------  ----------  ---------  ----------  ---------  ----------
Outstanding at end of year            2,766      $13.47      2,650      $12.65      3,195      $10.98
                                    =========  ==========  =========  ==========  =========  ==========
Exercisable at end of year            1,696      $13.73      1,278      $14.84      1,639      $11.10
                                    =========  ==========  =========  ==========  =========  ==========
Weighted average fair value of
         options granted              $8.26                  $7.30                  $6.46
                                    =========              =========              =========


       Price ranges and other information for stock options outstanding as of January 31, 2001 were as follows:


                             Outstanding                        Exercisable
                    ----------------------------------    ------------------------
                               Weighted     Weighted                     Weighted
                               Average      Average                      Average
  Range of           Shares    Exercise    Remaining        Shares       Exercise
Exercise Prices      (000's)    Price         Life          (000's)       Price
----------------    ---------  --------     ----------    ----------    ----------
$8.13 to $11.50       1,420     $10.33       6.9 yrs.         588        $ 10.08
$12.50 to $18.13      1,126      15.62       3.6 yrs.       1,105          15.65
$21.41 to $22.81        220      22.72       9.1 yrs.           3          22.69
                    ---------  --------     ----------    ----------    ----------
                      2,766     $13.47       5.7 yrs.       1,696         $13.73
                    =========  ========     ==========    ==========    ==========


       Profit Sharing Plan--The Company has a qualified, noncontributory profit sharing plan covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) savings contributions by participants, along with certain Company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $45,000, $36,000 and $36,000 for the years ended January 31, 2001, 2000 and 1999, respectively, under the Plan.

REX Stores Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------

(8)    Leases And Commitments-

       The Company is committed under operating leases for certain warehouse and retail store locations. The lease agreements are for varying terms through 2011 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases.

       On August 30, 1989, the Company completed a transaction for the sale and leaseback of certain stores and warehouse facilities under an initial 15-year lease term. This transaction resulted in a pre-tax financial statement gain of $15,600,000, which was deferred and is being amortized as a reduction to lease expense over the term of the leases. The unamortized deferred gain at January 31, 2001 was $3,000,000.

       During the year ended January 31, 1999, the Company purchased three store locations that were leased pursuant to the sale/leaseback. For financial statement purposes, the purchase of these three stores resulted in approximately $660,000 of the deferred gain associated with the sale/leaseback being recorded as a reduction in the carrying value of properties purchased.

       The following is a summary of rent expense under operating leases (in thousands):


           Years ended      Minimum               Gain            Sublease
           January 31,      Rentals            Amortization        Income            Total
          -------------    ---------          --------------      ----------       ---------
               2001         $11,239              $(824)            $(2,623)         $7,792
               2000          10,679               (824)             (2,444)          7,411
               1999           9,729               (943)             (1,854)          6,932


       Future minimum annual rentals and gain amortization on non-cancellable leases as of January 31, 2001 are as follows (in thousands):


                                             Minimum            Gain
               Years ended January 31,       Rentals         Amortization
             ---------------------------   -----------     ----------------
               2002                          $  9,291             $  824
               2003                             7,886                824
               2004                             6,988                824
               2005                             4,180                480
               2006                             1,475                -
               Thereafter                         287                -
                                           -----------     ----------------
                                              $30,107             $2,952
                                           ===========     ================


REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------

(9)    Income Taxes-

       The provision for income taxes for the years ended January 31, 2001, 2000 and 1999 consists of the following (in thousands):

                                  Years Ended January 31,
                            ------------------------------------
                               2001         2000         1999
                            ----------   ----------   ----------
        Federal:
           Current            $4,935       $6,114       $3,304
           Deferred               45         (887)        (217)
                            ----------   ----------   ----------
                               4,980        5,227        3,087
                            ----------   ----------   ----------

        State and Local:
           Current             2,189        1,006          836
           Deferred             (924)         117           80
                            ----------   ----------   ----------
                               1,265        1,123          916
                            ----------   ----------   ----------
                              $6,245       $6,350       $4,003
                            ==========   ==========   ==========


        The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                             January 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
Assets:
  Deferral of service contract income                    $ 9,739        $ 9,666
  Sale and leaseback deferred gain                         1,034          1,322
  Accrued liabilities                                      2,087          3,037
  Inventory accounting                                     2,003          1,280
  AMT credit carryforward                                  9,900          3,842
  Valuation allowance                                     (6,100)          --
  Other items                                              1,504            573
                                                     ------------   ------------
                                                          20,167         19,720

Liabilities:
  Depreciation                                              (807)        (1,048)
                                                     ------------   ------------

    Total net future income tax benefit                  $19,360        $18,672
                                                     ============   ============

       For the fiscal years ended January 31, 2001 and 2000, the Company was subject to the alternative minimum tax (AMT) rules due to the Section 29 tax credits generated from the limited partnerships (see Note 2). The Company's AMT liability was approximately $6,100,000 for the year ended January 31, 2001 and $3,800,000 for the year ended January 31, 2000. The AMT liability in excess of the regular tax liability results in AMT credit carryforwards which can be used to offset future regular income tax, subject to certain limitations. Therefore, for financial statements purposes, the required AMT payment has been recorded as an AMT credit carryforward with a valuation allowance of $6,100,000. The AMT credit carryforwards have no expiration date.

REX Stores Corporation and Subsidiaries


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001 and 2000
--------------------------------------------------------------------------------


       The Company paid income taxes of $9,395,000, $3,235,000 and $5,633,000 in the years ended January 31, 2001, 2000 and 1999, respectively.

       The effective income tax rate on consolidated pre-tax income differs from the Federal income tax statutory rate as follows:


                                                                       Years Ended January 31,
                                                                  ---------------------------------
                                                                    2001       2000          1999
                                                                  --------   --------      --------
        Federal income tax at statutory rate                         35.0%      35.0%         35.0%
        Tax credits from investment in limited partnership          (15.0)     (15.0)        (13.2)
        State and local taxes, net of federal tax benefit             3.3        2.9           3.9
        Other                                                         1.7        2.1           0.6
                                                                  --------   --------      --------
                                                                     25.0%      25.0%         26.3%
                                                                  ========   ========      ========


(10)   Contingencies-

       The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels' evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

Report of Independent Public Accountants



To the Shareholders and Board of Directors of REX Stores Corporation:


We have audited the accompanying consolidated balance sheets of REX Stores Corporation (a Delaware corporation) and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


Cincinnati, Ohio,                            /s/ Arthur Andersen LLP
     March 22, 2001

REX Stores Corporation and Subsidiaries


Schedule II - Valuation and Qualifying Accounts
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                          (In Thousands)
                                                    Additions     Deductions
                                                   ----------- -----------------
                                        Balance                Charges for Which
                                       Beginning   Charged Cost  Reserves Were  Balance End
                                        of Year    and Expenses     Created       of Year
                                      -----------  ------------ ---------------- ----------
2001
Allowance for doubtful accounts           $483          $404          $477         $410
                                          ====          ====          ====         ====

2000
Allowance for doubtful accounts           $430          $500          $447         $483
                                          ====          ====          ====         ====

1999
Allowance for doubtful accounts           $428          $300          $298         $430
                                          ====          ====          ====         ====


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2001, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

     The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2001 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2001 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2001 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1)  Financial Statements.

     The following consolidated financial statements of REX Stores Corporation and subsidiaries are incorporated by reference as part of this report at Item 8 hereof.

     Consolidated Balance Sheets as of January 31, 2001 and 2000

     Consolidated Statements of Income for the years ended January 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity for the years ended January 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

     (a)(2) Financial Statement Schedules

     The following financial statement schedule is incorporated by reference as part of this report at Item 8 hereof.

     Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits.

     See Exhibit Index at page 40 of this report.

     Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                REX STORES CORPORATION


                                                By /s/ Stuart Rose
                                                  ----------------------------
                                                  Stuart Rose
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                                Date:  April 17, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Capacity                              Date
---------                                   --------                              ----
/s/ Stuart Rose
------------------------------------        Chairman of the Board          )
Stuart Rose                                 and Chief Executive            )
                                            Officer (principal             )
                                            executive officer)             )
                                                                           )
/s/ Douglas Bruggeman                                                      )
------------------------------------        Vice President-Finance         )
Douglas Bruggeman                           and Treasurer (principal       )
                                            financial and accounting       )
                                            officer)                       )
                                                                           )
LAWRENCE TOMCHIN*                           President, Chief Operating     )
------------------------------------        Officer and Director           )
Lawrence Tomchin                                                           ) April 17, 2001

/s/ Edward Kress                                                           )
------------------------------------        Secretary and Director         )
Edward Kress                                                               )
                                                                           )
ROBERT DAVIDOFF*                            Director                       )
------------------------------------                                       )
Robert Davidoff                                                            )
                                                                           )
LEE FISHER*                                                                )
------------------------------------        Director                       )
Lee Fisher                                                                 )
                                                                           )
*By /s/ Stuart Rose                                                        )
   ---------------------------------                                       )
    (Stuart Rose, Attorney-in-Fact)                                        )


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

     4(j)      Amendment No. 3 dated January 11, 2000 to Amended and Restated
               Loan Agreement dated July 31, 1995 among the Borrowers, the registrant, the lenders named therein and Fleet Bank, N.A. (as successor to NatWest Bank N.A.) as agent (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended
               January 31, 2000, File No. 0-13283)

     4(k)      Amendment No. 4 dated March 10, 2000 to Amended and Restated Loan
               Agreement dated July 31, 1995 among the Borrowers, the registrant, the lenders named therein and Fleet Bank, N.A. (as successor to Natwest Bank N.A.) as agent (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended
               January 31, 2000, File No. 0-13283)

     4(l)      Amendment No. 5 dated December 31, 2000 to Amended and Restated
               Loan Agreement dated July 31, 1995 among the Borrowers, the registrant, the lenders named therein and Fleet Bank, N.A. (as successor to NatWest Bank N.A.) as agent.........................

     4(m)      Amendment No. 6 dated April 16, 2001 to Amended and Restated Loan
               Agreement dated July 31, 1995 among the Borrowers, the
               registrant, the lenders named therein and Fleet Bank, N.A. (as successor to NatWest Bank N.A.) as agent.........................

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

     10(i)*    1999 Omnibus Stock Incentive Plan (incorporated by reference to
               Exhibit 10(a) to Form 10-Q for quarter ended April 30, 2000, File
               No. 0-13283)

     10(j)     Real Estate Purchase and Sale Agreement (the "Agreement") dated
               March 8, 1989 between registrant as Guarantor, four of its subsidiaries (Rex Radio and Television, Inc., Stereo Town, Inc.,
               Kelly & Cohen Appliances, Inc., and Rex Radio Warehouse
               Corporation) as Sellers and Holman/Shidler Investment Corporation as Buyer (incorporated by reference to Exhibit (b)(5)(1) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No.
               5-35828)

               The Table of Contents to the Agreement lists Exhibits A through P to the Agreement. Each of the following listed Exhibits to the Agreement is incorporated herein by reference as indicated below.
               The registrant will, upon request of the Commission, provide any of the additional Exhibits to the Agreement.

     10(k)     Form of Full Term Lease (incorporated by reference to Exhibit
               (b)(5)(2) to Amendment No. 1 to Schedule 13E-4 filed March 15,
               1989, File No. 5-35828)

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


(21) Subsidiaries of the registrant:



     21(a)     Subsidiaries of registrant ......................................

(23) Consents of experts and counsel:

     23(a)     Consent of Arthur Andersen LLP to use its report dated March 22,
               2001 included in this annual report on Form 10-K into
               registrant's Registration Statements on Form S-8 (Registration
               Nos. 33-3836, 33-81706, 33-62645, 333-69081, 333-69089 and
               333-35118) ......................................................

(24) Power of attorney:

               Powers of attorney of each person whose name is signed to this report on Form 10-K pursuant to a power of attorney .............

(99) Additional exhibits:

               Risk Factors (incorporated by reference to Exhibit 99 to Form
               10-K for fiscal year ended January 31, 2000, File No. 0-13283)

               Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX Stores Corporation,
               2875 Needmore Road, Dayton, Ohio 45414.

------------
     Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

                            STATEMENT OF DIFFERENCES

The checkmark shall be expressed as........................................'ch'