Form 10-Q
period 2001-04-30
REX STORES CORP
filed 2001-06-13
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on June 12, 2001, the registrant had 5,079,890 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
            Consolidated Condensed Balance Sheets .........................    3
            Consolidated Statements of Income .............................    5
            Consolidated Statements of Shareholders'
                      Equity ..............................................    6
            Consolidated Statements of Cash Flows .........................    7
            Notes to Consolidated Financial Statements ....................    9

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
                    Operations ............................................   11

Item 3.  Quantitative and Qualitative Disclosure About
                    Market Risk ...........................................   14


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
                     Security Holders .....................................   15

Item 6.  Exhibits and Reports on Form 8-K .................................   15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                A S S E T S

                                           April 30     January 31   April 30
                                             2001         2001         2000
                                                      (In Thousands)

ASSETS:
   Cash and cash equivalents               $  2,318     $    687     $  3,963
   Accounts receivable, net                   2,241        4,707        2,013
   Merchandise inventory                    152,128      144,150      160,176
   Prepaid expenses and other                 4,082        4,173        3,236
   Future income tax benefits                 9,837        9,837        9,837
                                           --------     --------     --------
     Total current assets                   170,606      163,554      179,225

PROPERTY AND EQUIPMENT, NET                 135,078      135,643      116,942
FUTURE INCOME TAX BENEFITS                    9,523        9,523        8,835
RESTRICTED INVESTMENTS                        2,185        2,165        2,037
                                           --------     --------     --------
       Total assets                        $317,392     $310,885     $307,039
                                           ========     ========     ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                           $  6,587     $    742     $ 15,075
   Current portion of long-term debt          5,140        4,923        3,458
   Current portion, deferred income
      and deferred gain on sale and
      leaseback                              11,456       11,355       11,151
   Accounts payable, trade                   52,856       47,680       58,559
   Accrued payroll                            4,000        6,369        4,668

Liabilities and Shareholders' Equity (Continued)

   Other current liabilities                        8,560        8,737        9,440
                                                 --------     --------     --------
       Total current liabilities                   88,599       79,806      102,351
                                                 --------     --------     --------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                         84,311       81,262       46,717
   Deferred income                                 16,116       16,494       16,368
   Deferred gain on sale and
      leaseback                                     1,923        2,129        2,747
                                                 --------     --------     --------
       Total long-term liabilities                102,350       99,885       65,832
                                                 --------     --------     --------

SHAREHOLDERS' EQUITY:
   Common stock                                       116          116          115
   Paid-in capital                                106,338      106,305      105,490
   Retained earnings                              115,504      112,399       96,909
   Treasury stock                                 (95,515)     (87,626)     (63,658)
                                                 --------     --------     --------
       Total shareholders' equity                 126,443      131,194      138,856
                                                 --------     --------     --------
        Total liabilities and
          shareholders' equity                   $317,392     $310,885     $307,039
                                                 ========     ========     ========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended
                                                    April 30
                                                 2001        2000
                                     (In Thousands, Except Per Share Amounts)

NET SALES                                     $ 104,163    $ 107,183

COSTS AND EXPENSES:
      Cost of merchandise sold                   75,514       78,449
      Selling, general and
        administrative expenses                  25,699       24,649
                                              ---------    ---------
Total costs and expenses                        101,213      103,098
                                              ---------    ---------

      INCOME FROM OPERATIONS                      2,950        4,085

INVESTMENT INCOME                                    63          185
INTEREST EXPENSE                                 (1,966)      (1,172)
INCOME FROM LIMITED PARTNERSHIPS                  3,095        1,230
                                              ---------    ---------
Income before provision for
      income taxes                                4,142        4,328

PROVISION FOR INCOME TAXES                        1,037        1,082
                                              ---------    ---------

NET INCOME                                    $   3,105    $   3,246
                                              =========    =========
WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC                              5,300        7,100
                                              =========    =========
BASIC NET INCOME PER SHARE                    $    0.59    $    0.46
                                              =========    =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED                           5,895        7,770
                                              =========    =========

DILUTED NET INCOME PER SHARE                  $    0.53    $    0.42
                                              =========    =========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                Common Shares
                                   ---------------------------------------
                                        Issued                 Treasury         Paid-in   Retained
                                   Shares    Amount      Shares      Amount     Capital   Earnings
                                                           (In Thousands)
Balance at
  April 30, 2000                   11,511   $    115      4,782    $ 63,658    $105,490   $ 96,909

Common stock
  issued                               45          1         (9)       (112)        815         --

Treasury stock
  acquired                             --         --      1,295      24,080          --         --


Net income                             --         --         --          --          --     15,490
                                   ------   --------      ------   --------    --------   --------

Balance at
  January 31, 2001                 11,556   $    116      6,068    $ 87,626    $106,305   $112,399

Common and treasury stock
  issued                                4         --         (5)        (64)         33         --

Treasury stock
  acquired                             --         --        433       7,953          --         --

Net income                             --         --         --          --          --      3,105
                                   ------   --------      -----    --------    --------   --------
Balance at
 April 30, 2001                    11,560   $    116      6,496    $ 95,515    $106,338   $115,504
                                   ======   ========      =====    ========    ========   ========


                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                      April 30
                                                  2001         2000
                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                $  3,105    $  3,246
      Adjustments to reconcile net
      income to net cash provided by
      operating activities:
         Depreciation and amortization, net        1,054         942
         Deferred income                            (277)       (123)
         Gain on sale of partnership interest     (3,095)     (1,230)
      Changes in assets and liabilities:
         Accounts receivable                       2,466         556
         Merchandise inventory                    (7,978)    (20,909)
         Other current assets                         89      (1,139)
         Accounts payable, trade                   5,176      12,307
         Other current liabilities                (2,546)     (3,741)
                                                --------    --------
NET CASH USED IN OPERATING ACTIVITIES             (2,006)    (10,091)
                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                       (849)     (4,350)
         Capital disposals                           156          62
         Proceeds from sale of
           partnership interest                    3,095       1,230
         Restricted investments                      (20)        (17)
                                                --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                      2,382      (3,075)
                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable                 5,845      15,075
         Payments of long-term debt               (1,089)     (1,512)
         Proceeds from long-term debt              4,355       2,184
         Common stock issued                          33         187
         Treasury stock issued                        64          18
         Treasury stock acquired                  (7,953)    (24,432)
                                                --------    --------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                1,255     (8,480)
                                                    --------   --------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   1,631    (21,646)

CASH AND CASH EQUIVALENTS,
      beginning of period                                687     25,609
                                                    --------   --------

CASH AND CASH EQUIVALENTS,
      end of period                                 $  2,318   $  3,963
                                                    ========   ========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2001

Note 1.  Consolidated Financial Statements

         The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 (fiscal 2000).

Note 2.  Accounting Policies

         The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

         Certain reclassifications have been made to prior year amounts to conform with their fiscal 2001 presentation.

Note 3.  Stock Option Plans

         The following summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2001:

                                                                                  Shares Under Stock
                                                                                     Option Plans
     Outstanding at January 31, 2001
     ($8.125 to $22.8125 per share)                                                   2,766,240
         Granted ($18.015 per share)                                                    925,000
         Exercised ($10.375 to $11.50 per share)                                         (8,600)
                                                                                      ---------
     Outstanding at April 30, 2001
     ($8.125 to $22.8125 per share)                                                   3,682,640
                                                                                      =========

Note 4.  Subsequent Event

         Effective May 31, 2001, the Company sold its remaining 8% interest in one of its synthetic fuel limited partnership investments. The Company expects to receive cash payments from the sale on a quarterly basis through 2007.
The payments will range from 74.25% to 82.5% of the federal income tax credits attributable to the 8% interest sold, calculated annually, depending upon synthetic fuel sales levels of the partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a leading specialty retailer in the consumer electronics/appliance industry. As of April 30, 2001 we operated 264 stores in 37 states, predominantly in small to medium sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2001" means the period February 1, 2001 to January 31, 2002.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                       Three Months Ended
                                            April 30
                                        2001       2000

Net sales                               100.0%    100.0%
Cost of merchandise sold                 72.5      73.2
                                        -----     -----
    Gross profit                         27.5      26.8

Selling, general and
  administrative expenses                24.7      23.0
                                        -----     -----
    Income from operations                2.8       3.8
Investment income                         0.1       0.2
Interest expense                         (1.9)     (1.1)
Income from limited partnerships          3.0       1.1
                                        -----     -----
    Income before provision for
     income taxes                         4.0       4.0
Provision for income taxes                1.0       1.0
                                        -----     -----
Net income                                3.0%      3.0%
                                        =====     =====

Comparison of Three Months Ended April 30, 2001 and 2000

         Net sales in the first quarter ended April 30, 2001 were $104.2 million compared to $107.2 million in the prior year's comparable period, representing a decrease of $3.0 million or 2.8%. This decrease was caused by a decline in comparable store sales of 13.3%, partially offset by the sales contributed from the 29 net additional stores since the end of the first quarter of fiscal 2000.

         We believe the decline in comparable store sales was largely caused by the slowing of the economy. All product categories contributed to the negative comparable store sales. The television category contributed 6.8%, the appliance category contributed 3.1%, the video and audio categories each contributed 1.4% and the other category contributed 0.6%.

         As of April 30, 2001, we had 264 stores compared to 235 stores one year earlier. We opened four stores and closed two during the first quarter of fiscal 2001. There was one store opened and four closed during the first quarter of fiscal 2000.

         Gross profit of $28.6 million (27.5% of net sales) in the first quarter of fiscal 2001 was 0.3% lower than the $28.7 million (26.8% of net sales) recorded in the first quarter of fiscal 2000. The improved gross profit margin percentage is primarily due to better buying opportunities and a continued shift in product mix to the higher gross profit margin categories such as large screen televisions.

         Selling, general and administrative expenses for the quarter ended April 30, 2001 were $25.7 million (24.7% of net sales), a 4.2% increase from $24.6 million (23.0% of net sales) for the first quarter of fiscal 2000. The increase in expense is primarily caused by the increased advertising and store expenses associated with the net increase of 29 stores since April 30, 2000.

         Interest expense was $2.0 million for the first quarter of fiscal 2001 versus $1.2 million for the first quarter of fiscal 2000. The increase in expense is primarily due to an increased amount of mortgage debt outstanding on company owned store locations.

         We reported investment income of $3.1 million for the first quarter of fiscal 2001 versus $1.2 million for the prior year comparable period from our investment in two synthetic fuel limited partnerships. During the first quarter of the current year we reported income of $1.8 million from the 1999 sale of a portion of our interest in one partnership and $1.3 million from the 2000 sale of an additional portion of the interest. During the first quarter of fiscal 2000 we reported income of $1.2 million from the 1999 sale.

         Our effective tax rate was 25% for the first quarter of fiscal 2001 and 2000 after reflecting our share of federal income tax credits earned by the limited partnerships.

         As a result of the foregoing, net income was $3.1 million for the first quarter of fiscal 2001, versus $3.2 million for the first quarter of fiscal 2000.

Liquidity and Capital Resources

         Net cash used in operating activities was $2.0 million for the first quarter of fiscal 2001, compared to usage of $10.1 million for the first quarter of fiscal 2000. For the first quarter of fiscal 2001, cash was provided by net income of $3.1 million, adjusted for the impact of a $3.1 million gain on our installment sales of the limited partnership interest and non-cash items of $777,000 which consisted of deferred income and depreciation and amortization. Cash was also provided by an increase of $5.2 million in accounts payable and a decrease of $2.5 million in accounts receivable. The primary uses of cash were an increase of $8.0 million in inventory due to seasonal air conditioner purchases and other inventory purchases and a decrease of $2.5 million in other liabilities primarily due to the timing of payment for compensation and taxes.

         At April 30, 2001, working capital was $82.0 million compared to $83.7 million at January 31, 2001. The ratio of current assets to current liabilities was 1.9 to 1 at April 30, 2001 and 2.0 to 1 at January 31, 2001.

         Capital expenditures through April 30, 2001 totaled $849,000 and primarily relate to the construction expenditures associated with planned fiscal 2001 store openings. We received proceeds of $3.1 million during the first quarter of fiscal 2001 from installment sales of a portion of our ownership interest in a limited partnership.

         Cash provided by financing activities totaled approximately $1.3 million. Cash was provided by borrowings of $5.8 million on the line of credit during the first quarter of fiscal 2001 and proceeds of $4.4 million from long-term debt borrowings related to mortgage financing for five stores. A total of approximately $90.8 million was available for borrowing on the line of credit as of April 30, 2001. Cash was used to purchase 433,000 shares of our common stock for approximately $8.0 million during the first quarter of fiscal 2001. As of April 30, 2001 we had authorization from our board of directors to purchase an additional 271,800 shares. Cash was also used for payments on long-term debt of $1.1 million.

Forward-Looking Statements

         This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 (File No. 0-13283).


Item 3. Quantitative and Qualitative Disclosure About Market Risk

         No material changes since January 31, 2001.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of REX Stores Corporation was held on June 4, 2001, at which the following matter was submitted to a vote of shareholders:

         1.       Election of six directors.

         Nominee                    For                        Withheld
         Stuart Rose                4,057,192                  249,795
         Lawrence Tomchin           4,057,192                  249,795
         Robert Davidoff            4,231,812                   75,175
         Edward Kress               4,231,152                   75,835
         Lee Fisher                 4,230,812                   76,175
         Alexander Schwartz, Jr.    4,228,412                   78,575

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits. No exhibits are filed with this report.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             REX STORES CORPORATION
                             Registrant



June 13, 2001                STUART A. ROSE
                             Stuart A. Rose
                             Chairman of the Board
                             (Chief Executive Officer)



June 13, 2001                DOUGLAS L. BRUGGEMAN
                             Douglas L. Bruggeman
                             Vice President, Finance and
                             Treasurer
                             (Principal Financial and
                             Chief Accounting Officer)