Form 10-Q
period 2001-07-31
REX STORES CORP
filed 2001-09-14
CIK 744187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-13283

REX Stores Corporation
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

(937) 276-3931
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

At the close of business on September 13, 2001, the registrant had 7,729,514 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

	July 31	January 31	July 31
	2001	2001	2000
		(In Thousands)
ASSETS:
Cash and cash equivalents	$2,822	$687	$4,608
Accounts receivable, net	2,730	4,707	924
Merchandise inventory	160,235	144,150	181,167
Prepaid expenses and other	3,752	4,173	4,823
Future income tax benefits	9,837	9,837	9,837

Total current assets	179,376	163,554	201,359

PROPERTY AND EQUIPMENT, NET	134,118	135,643	124,558
FUTURE INCOME TAX BENEFITS	9,523	9,523	8,835
RESTRICTED INVESTMENTS	2,200	2,165	2,104

Total assets	$325,217	$310,885	$336,856

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$9,448	$742	$46,416
Current portion of long-term debt	5,272	4,923	3,576
Current portion, deferred income and deferred gain on sale and leaseback	11,477	11,355	11,099
Accounts payable, trade	52,223	47,680	59,664
Accrued payroll	4,706	6,369	5,255
Other current liabilities	9,246	8,737	9,270

Total current liabilities	92,372	79,806	135,280

LONG-TERM LIABILITIES:
Long-term mortgage debt	84,744	81,262	48,322
Deferred income	15,525	16,494	16,056
Deferred gain on sale and leaseback	1,716	2,129	2,541

Total long-term liabilities	101,985	99,885	66,919

SHAREHOLDERS' EQUITY:
Common stock	175	173	173
Paid-in capital	107,338	106,248	105,799
Retained earnings	119,374	112,399	100,889
Treasury stock	(96,027)	(87,626)	(72,204)

Total shareholders' equity	130,860	131,194	134,657

Total liabilities and shareholders' equity	$325,217	$310,885	$336,856

The accompanying notes are an integral part of
these unaudited consolidated statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	July 31		July 31
	2001	2000	2001	2000

	(In Thousands, Except Per Share Amounts)

NET SALES	$99,867	$101,609	$204,030	$208,792

COSTS AND EXPENSES:
Cost of merchandise sold	70,967	72,822	146,481	151,271
Selling, general and administrative expenses	26,265	24,823	51,964	49,472

Total costs and expenses	97,232	97,645	198,445	200,743

INCOME FROM OPERATIONS	2,635	3,964	5,585	8,049
INVESTMENT INCOME	31	29	94	215
INTEREST EXPENSE	(2,261)	(1,877)	(4,227)	(3,049)
INCOME FROM LIMITED PARTNERSHIPS	4,754	3,190	7,849	4,419

Income before provision for income taxes	5,159	5,306	9,301	9,634
PROVISION FOR INCOME TAXES	1,289	1,326	2,326	2,408

NET INCOME	$3,870	$3,980	$6,975	$7,226

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	7,641	9,816	7,793	10,229

BASIC NET INCOME PER SHARE	$0.51	$0.41	$.90	$0.71

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	8,839	10,917	8,825	11,273

DILUTED NET INCOME PER SHARE	$0.44	$0.37	$0.79	$0.64

The accompanying notes are an integral part of
these unaudited consolidated statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares

	Issued		Treasury		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings
	(In Thousands)

Balance at July 31, 2000	17,320	$173	7,809	$72,204	$105,799	$100,889
Common stock issued	14	-	(2)	(17)	449	-
Treasury stock acquired	-	-	1,295	15,439	-	-
Net income	-	-	-	-	-	11,510

Balance at January 31, 2001	17,334	$173	9,102	$87,626	$106,248	$112,399
Common stock issued	170	2	(30)	(292)	1,090	-
Treasury stock acquired	-	-	709	8,693	-	-
Net income	-	-	-	-	-	6,975

Balance at July 31, 2001	17,504	$175	9,781	$96,027	$107,338	$119,374

The accompanying notes are an integral part of
these unaudited consolidated statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31
	2001	2000
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,975	$7,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,100	1,896
Capital disposals	802	79
Deferred income	(848)	(487)
Gain on sale of partnership interest	(7,849)	(4,419)
Changes in assets and liabilities:
Accounts receivable	1,977	1,645
Merchandise inventory	(16,085)	(41,900)
Other current assets	417	(2,726)
Accounts payable, trade	4,543	13,412
Other current liabilities	(1,154)	(3,324)

NET CASH USED IN OPERATING ACTIVITIES	(9,122)	(28,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,785)	(13,143)
Proceeds from sale of partnership interest	7,849	4,419
Restricted investments	(35)	(84)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,029	(8,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	8,706	46,416
Payments of long-term debt	(2,269)	(2,213)
Proceeds from long-term debt	6,100	4,608
Common stock issued	1,092	554
Treasury stock issued	292	113
Treasury stock acquired	(8,693)	(33,073)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,228	16,405

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,135	(21,001)

CASH AND CASH EQUIVALENTS, beginning of period	687	25,609

CASH AND CASH EQUIVALENTS, end of period	$2,822	$4,608

The accompanying notes are an integral part of
these unaudited consolidated statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2001

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

Note 3.  Stock Option Plans

             The  following summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2001:

Shares Under Stock
Option Plans

Outstanding at January 31, 2001 ($5.42 to $15.21 per share)	4,149,356
Granted ($12.01 to $15.56 per share)	1,413,210
Exercised ($5.42 to $11.18 per share)	(200,436)

Outstanding at July 31, 2001 ($5.42 to $15.56 per share)	5,362,130

Note 4.  Investments in Limited Partnerships

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

Note 5.  Stock Split

             On July 12, 2001, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend, payable on August 10, 2001 to shareholders of record on July 31, 2001.  The stock split has been retroactively reflected in the accompanying consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

             We are a leading specialty retailer in the consumer electronics/appliance industry.  As of July 31, 2001 we operated 264 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

             All references in this report to a particular fiscal year are to REX's fiscal year ended January 31.  For example, "fiscal 2000" means the period February 1, 2000 to January 31, 2001.

Results of Operations

             The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Three Months Ended		Six Months Ended
	July 31		July 31
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	71.1	71.7	71.8	72.4

Gross profit	28.9	28.3	28.2	27.6

Selling, general and administrative expenses	26.3	24.4	25.5	23.7

Income from operations	2.6	3.9	2.7	3.9

Investment income	0.1	-	0.1	0.1
Interest expense	(2.3)	(1.8)	(2.1)	(1.5)
Income from limited partnerships	4.8	3.1	3.8	2.1

Income before provision for income taxes	5.2	5.2	4.5	4.6

Provision for income taxes	1.3	1.3	1.1	1.1

Net income	3.9%	3.9%	3.4%	3.5%

Comparison of Three and Six Months Ended July 31, 2001 and 2000

             Net sales in the second quarter ended July 31, 2001 were $99.9 million compared to $101.6 million in the prior year's second quarter, representing a decrease of $1.7 million or 1.7%. This decrease was caused by a decline of 8.4% in comparable store sales, partially offset by sales from the net increase of 22 stores since the second quarter of fiscal 2000.

             All product categories contributed to the decline in comparable store sales for the quarter.  The television category contributed 3.5%, the video category contributed 1.7%, the appliance category contributed 1.6%, the audio category contributed 1.2% and the other category contributed 0.4%.

             Net sales for the first half of fiscal 2001 were $204.0 million compared to $208.8 million for the first half of fiscal 2000, representing a decrease of $4.8 million or 2.3%.  This decrease was caused by a decline in comparable store sales of 11.0% for the first half of fiscal 2001, partially offset by sales from the net increase of 22 stores since the second quarter of fiscal 2000.

             All product categories contributed to the decline in comparable store sales for the first six months of fiscal 2001.  The television category contributed 5.1%, the video category contributed 2.1%, the appliance category contributed 1.9%, the audio category contributed 1.3% and the other category contributed 0.6%.

             As of July 31, 2001, we had 264 stores compared to 242 stores one year earlier.  There were six stores opened and four closed in the first half of fiscal 2001.  In the prior year's first half there were nine stores opened and five closed.

             Gross profit of $28.9 million (28.9% of net sales) in the second quarter of fiscal 2001 was $100,000 higher than the $28.8 million (28.3% of net sales) recorded in the second quarter of fiscal 2000.  Gross profit for the first half of fiscal 2001 and fiscal 2000 was $57.5 million for each year.  However, the gross profit margin percentage increased to 28.2% for fiscal 2001 from 27.6% for fiscal 2000.  The improvement in the gross profit margin percentage is primarily due to opportunistic inventory purchases available from our vendors.

             Selling, general and administrative expenses for the second quarter of fiscal 2001 were $26.3 million (26.3% of net sales) compared to $24.8 million (24.4% of net sales) for the second quarter of fiscal 2000.  This represents an increase of $1.5 million or 6.0%.  Selling, general and administrative expenses for the first half of fiscal 2001 were $52.0 million (25.5% of net sales), a 5.0% increase from $49.5 million (23.7% of net sales) for the first half of fiscal 2000.  The increase in expense is primarily caused by the increased advertising and store expenses associated with the net increase of 22 stores since July 31, 2000.

             Interest expense increased to $2.3 million (2.3% of net sales) for the second quarter from $1.9 million (1.8% of net sales) for the second quarter of fiscal 2000.  Interest expense for the first half of fiscal 2001 was $4.2 million (2.1% of net sales) compared to $3.0 million (1.5% of net sales) for the first half of fiscal 2000.  The increase in expense is primarily due to an increased amount of mortgage debt outstanding on company-owned store locations.

             Results for the second quarter and first half of fiscals 2001 and 2000 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels.  Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%.  Effective May 31, 2001, we sold our remaining 8% ownership interest.  We report the income from these sales on a quarterly basis as payments are received.  Below is a table summarizing the income from the sales, net of certain expenses.

	Three Months Ended		Six Months Ended
	July 31		July 31
	2001	2000	2001	2000
	(In Thousands)

February 1, 1999 sale	$1,780	$1,706	$3,587	$2,946
July 31, 2000 sale	1,626	1,515	2,914	1,515
May 31, 2001 sale	1,347	-	1,347	-
Cash contribution	-	(31)	-	(42)

	$4,753	$3,190	$7,848	$4,419

             Our effective tax rate was 25% for all periods presented after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

             As a result of the foregoing, net income for the second quarter of fiscal 2001 was $3.9 million, a 2.5% decrease from $4.0 million for the second quarter of fiscal 2000. Net income for the first half of fiscal 2001 was $7.0 million, a 2.8% decrease from $7.2 million for the first half of fiscal 2000.

Liquidity and Capital Resources

             Net cash used in operating activities was $9.9 million for the first six months of fiscal 2001, compared to $28.7 million for the first six months of fiscal 2000.  For the first half of fiscal 2001, cash was provided by net income of $7.0 million, adjusted for the impact of $7.8 million for gains on our installment sales of the limited partnership interest and non-cash items of $1.3 million which consisted of deferred income and depreciation and amortization.  Cash was also provided by an increase of $4.5 million in accounts payable, a decrease of $2.0 million in accounts receivable and a decrease of $417,000 in other assets.  The primary use of cash was an increase of $16.1 million in inventory due to the timing of purchases and a decrease in other liabilities of $1.2 million.

             At July 31, 2001, working capital was $87.0 million compared to $83.7 million at January 31, 2001.  The ratio of current assets to current liabilities was 1.9 to 1 at July 31, 2001 and 2.0 to 1 at January 31, 2001.

             Capital expenditures through July 31, 2001 totaled $1.8 million and primarily relate to the construction expenditures associated with planned fiscal 2001 store openings.  We received proceeds of $7.8 million during the first half of fiscal 2001 from installment sales of our ownership interest in a limited partnership.

             Cash provided by financing activities totaled approximately $5.2 million.  Cash was provided by borrowings of $8.7 million on the line of credit during the first half of fiscal 2001 and proceeds of $6.1 million from long-term debt borrowings related to mortgage financing of seven stores.  A total of approximately $102.3 million was available for borrowings on the line of credit as of July 31, 2001.  We also received proceeds of $1.4 million from the exercise of 200,437 shares (split adjusted) of employee stock options.  Cash was used to purchase 709,800 shares (split adjusted) of our common stock for approximately $8.7 million during the first half of fiscal 2001.  As of July 31, 2001, we had authorization from our board of directors to purchase an additional 797,700 shares.  Cash was also used for payments on long-term debt of $2.3 million.

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

(b)        Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION Registrant

September 14, 2001	STUART A. ROSE
Stuart A. Rose
Chairman of the Board
(Chief Executive Officer)

September 14, 2001	DOUGLAS L. BRUGGEMAN
Douglas L. Bruggeman
Vice President, Finance and Treasurer
(Principal Financial and Chief Accounting Officer)