Form 10-Q
period 2001-10-31
REX STORES CORP
filed 2001-12-12
CIK 744187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

                    At the close of business on December 11, 2001, the registrant had 7,718,145 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	October 31 2001	January 31 2001	October 31 2000
	(In Thousands)
ASSETS
ASSETS:
Cash and cash equivalents	$ 2,440	$ 687	$ 3,661
Accounts receivable, net	1,149	4,707	1,256
Merchandise inventory	156,118	144,150	185,358
Prepaid expenses and other	4,029	4,173	6,089
Future income tax benefits	9,837	9,837	9,837
Total current assets	173,573	163,554	206,201
PROPERTY AND EQUIPMENT, NET	134,803	135,643	134,645
FUTURE INCOME TAX BENEFITS	9,523	9,523	8,835
RESTRICTED INVESTMENTS	2,211	2,165	2,143
Total assets	$320,110	$310,885	$351,824
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$ 12,121	$ 742	$ 77,958
Current portion of long-term debt	5,319	4,923	3,895
Current portion of deferred income and deferred gain on sale and leaseback	11,385	11,355	11,158
Accounts payable, trade	40,484	47,680	44,111
Accrued payroll	4,982	6,369	5,318
Other current liabilities	9,236	8,737	9,372
Total current liabilities	83,527	79,806	151,812
LONG-TERM LIABILITIES:
Long-term mortgage debt	85,039	81,262	55,837
Deferred income	15,036	16,494	15,971
Deferred gain on sale and leaseback	1,511	2,129	2,335
Total long-term liabilities	101,586	99,885	74,143
SHAREHOLDERS' EQUITY:
Common stock	175	173	173
Paid-in capital	107,370	106,248	105,834
Retained earnings	123,812	112,399	103,750
Treasury stock	(96,360)	(87,626)	(83,888)
Total shareholders' equity	134,997	131,194	125,869
Total liabilities and shareholders' equity	$320,110	$310,885	$351,824

The accompanying notes are an integral part of
these unaudited consolidated statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended October 31		Nine Months Ended October 31
	2001	2000	2001	2000
	(In Thousands, Except Per Share Amounts)
NET SALES	$106,614	$105,144	$310,644	$313,935
COSTS AND EXPENSES:
Cost of merchandise sold	76,220	76,611	222,701	227,881
Selling, general and administrative expenses	26,544	25,149	78,508	74,621
Total costs and expenses	102,764	101,760	301,209	302,502
INCOME FROM OPERATIONS	3,850	3,384	9,435	11,433
INVESTMENT INCOME	23	34	117	249
INTEREST EXPENSE	(2,188)	(2,609)	(6,415)	(5,658)
INCOME FROM LIMITED PARTNERSHIPS	4,232	3,006	12,081	7,425
Income before provision for income taxes	5,917	3,815	15,218	13,449
PROVISION FOR INCOME TAXES	1,479	954	3,805	3,362
NET INCOME	$ 4,438	$ 2,861	$ 11,413	$ 10,087
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	7,727	8,916	7,771	9,787
BASIC NET INCOME PER SHARE	$ 0.57	$ 0.32	$ 1.47	$ 1.03
WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	8,893	9,747	8,847	10,759
DILUTED NET INCOME PER SHARE	$ 0.50	$ 0.29	$ 1.29	$ 0.94

The accompanying notes are an integral part of
these unaudited consolidated statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings
	(In Thousands)
Balance at October 31, 2000	$17,326	$173	8,769	$83,888	$105,834	$103,750
Common stock issued	8	--	(1)	(9)	414	--
Treasury stock acquired	--	--	334	3,747	--	--
Net income	--	--	--	--	--	8,649
Balance at January 31, 2001	$17,334	$173	9,102	$87,626	$106,248	$112,399
Common stock issued	175	2	(32)	(307)	1,122	--
Treasury stock acquired	--	--	735	9,041	--	--
Net income	--	--	--	--	--	11,413
Balance at October 31, 2001	$17,509	$175	9,805	$96,360	$107,370	$123,812

The accompanying notes are an integral part of
these unaudited consolidated statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31
	2001	2000
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,413	$ 10,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,141	2,893
Gain on disposal of fixed assets	(111)	--
Deferred income	(1,428)	(513)
Gain on sale of partnership interest	(12,081)	(7,425)
Changes in assets and liabilities:
Accounts receivable	3,558	1,313
Merchandise inventory	(11,968)	(46,091)
Other current assets	139	(3,997)
Accounts payable, trade	(7,196)	(2,141)
Other current liabilities	(888)	(3,160)
NET CASH USED IN OPERATING ACTIVITIES	(15,421)	(49,034)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,717)	(25,205)
Proceeds from disposal of fixed assets	914	856
Proceeds from sale of partnership interest	12,081	7,425
Restricted investments	(46)	(123)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,232	(17,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	11,379	77,958
Payments of long-term debt	(4,027)	(3,393)
Proceeds from long-term debt	8,200	13,623
Common stock issued	1,124	589
Treasury stock issued	307	121
Treasury stock acquired	(9,041)	(44,765)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,942	44,133
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,753	(21,948)
CASH AND CASH EQUIVALENTS, beginning of period	687	25,609
CASH AND CASH EQUIVALENTS, end of period	$ 2,440	$ 3,661

The accompanying notes are an integral part of
these unaudited consolidated statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2001

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

Note 3. Stock Option Plans

          The following summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2001:

Shares Under Stock Option Plans
Outstanding at January 31, 2001 ($5.42 to $15.21 per share)	4,149,356
Granted ($12.01 to $15.56 per share)	1,413,210
Exercised ($5.42 to $15.21 per share)	(207,142)
Canceled ($6.92 to $15.21 per share)	(9,600)
Outstanding at October 31, 2001 ($5.42 to $15.56 per share)	5,345,824

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

Note 6. Accounting Standards Adoption

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Among other things, SFAS No. 142 provides that, upon adoption, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual review (or more frequently if impairment indicators arise) for impairment by applying a fair-value-based test. The Company will adopt SFAS No. 142 on February 1, 2002, the beginning of its upcoming fiscal year. The Company does not expect these standards will have a significant effect on its results of operations or financial condition.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment/Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). However, this statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company will be required to adopt SFAS No. 144 on February 1, 2002, the beginning of its upcoming fiscal year. The Company does not expect this standard will have a significant effect on its results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          We are a leading specialty retailer in the consumer electronics/appliance industry. As of October 31, 2001 we operated 264 stores in 37 states, predominantly in small to medium-sized markets under the trade name ''REX''.

Fiscal Year

          All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, ''fiscal 2000'' means the period February 1, 2000 to January 31, 2001.

Results of Operations

          The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Three Months Ended October 31		Nine Months Ended October 31
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	71.5	72.9	71.7	72.6
Gross profit	28.5	27.1	28.3	27.4
Selling, general and administrative expenses	24.9	23.9	25.3	23.8
Income from operations	3.6	3.2	3.0	3.6
Investment income	--	--	--	0.1
Interest expense	(2.0)	(2.5)	(2.0)	(1.8)
Income from limited partnerships	4.0	2.9	3.9	2.4
Income before provision for income taxes	5.6	3.6	4.9	4.3
Provision for income taxes	1.4	0.9	1.2	1.1
Net income	4.2%	2.7%	3.7%	3.2%

Comparison of Three and Nine Months Ended October 31, 2001 and 2000

          Net sales in the third quarter ended October 31, 2001 were $106.6 million compared to $105.1 million in the prior year's third quarter, representing an increase of $1.5 million or 1.4%. This increase was caused by the sales from the net increase of 13 stores since the third quarter of fiscal 2000, partially offset by a decline of 3.4% in comparable store sales.

          The television category produced 2.3% of the decline in comparable store sales due to the decline in sales of 32 inch and smaller televisions. This was partially offset by an increase in projection television sales. The audio, video and other categories contributed 1.1%, 0.7% and 0.5%, respectively, of the decline in comparable store sales. The appliance category offset these declines by producing an increase to comparable store sales of 1.2% primarily due to stronger air conditioner sales in the month of August.

          Net sales for the first nine months of fiscal 2001 were $310.6 million compared to $313.9 million for the first nine months of fiscal 2000, representing a decrease of $3.3 million or 1.1%. This decrease was caused by a decline of 8.4% in comparable store sales for the first nine months of fiscal 2001, partially offset by sales from the net increase of 13 stores since the third quarter of fiscal 2000.

          All product categories contributed to the decline in comparable store sales for the first nine months of fiscal 2001. The television category contributed 4.2%, the video category contributed 1.6%, the audio category contributed 1.2%, the appliance category contributed 0.8% and the other category contributed 0.6%.

          As of October 31, 2001, we had 264 stores compared to 251 stores one year earlier. There were six stores opened and four closed in the first nine months of fiscal 2001. In the prior year's comparable period there were 18 stores opened and five closed.

          Gross profit of $30.4 million (28.5% of net sales) in the third quarter of fiscal 2001 was $1.9 million higher than the gross profit of $28.5 million (27.1% of net sales) recorded in the third quarter of fiscal 2000. Gross profit for the first nine months of fiscal 2001 was $87.9 million (28.3% of net sales) compared to $86.1 million (27.4% of net sales) for the comparable period of fiscal 2000. The improved gross profit margin is primarily due to a shift toward higher gross profit margin products and better buying opportunities from vendors.

          Selling, general and administrative expenses for the third quarter of fiscal 2001 were $26.5 million (24.9% of net sales) compared to $25.1 million (23.9% of net sales) for the prior year third quarter. This represents an increase of $1.4 million or 5.5%.

Selling, general and administrative expenses for the first nine months of fiscal 2001 were $78.5 million (25.3% of net sales), a 5.2% increase from $74.6 million (23.8% of net sales) for the first nine months of fiscal 2000. The increase in expense is primarily caused by the increased advertising and store expenses associated with the net increase of 13 stores since October 31, 2000.

          Interest expense decreased to $2.2 million (2.0% of net sales) for the third quarter of fiscal 2001 from $2.6 million (2.5% of net sales) for the third quarter of fiscal 2000. Interest expense was reduced for the quarter due to lower borrowings on the line of credit and lower interest rates, partially offset by increased interest from mortgage debt outstanding on company-owned store locations. Interest expense for the first nine months of fiscal 2001 was $6.4 million (2.1% of net sales) compared to $5.7 million (1.8% of net sales) for the prior year comparable period. This increase is due to the increased amount of mortgage debt outstanding on company-owned store locations.

          Results for the third quarter and first nine months of fiscals 2001 and 2000 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive cash payments from the sale on a quarterly basis through 2007 which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. Below is a table summarizing the income from the sales, net of certain expenses.

	Three Months Ended October 31		Nine Months Ended October 31
	2001	2000	2001	2000
	(In Thousands)
February 1, 1999 sale	$1,765	$1,791	$ 5,352	$4,737
July 31, 2000 sale	1,030	1,471	3,944	2,986
May 31, 2001 sale	1,437	--	2,785	--
Cash contribution	--	(256)	--	(298)
	$4,232	$3,006	$12,081	$7,425

          Our effective tax rate was 25% for all periods presented after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

          As a result of the foregoing, net income for the third quarter of fiscal 2001 was $4.4 million, a 55.1% increase from $2.9 million for the prior year third quarter. Net income for the first nine months of fiscal 2001 was $11.4 million, a 13.2% increase from $10.1 million for the first nine months of fiscal 2000.

Liquidity and Capital Resources

          Net cash used in operating activities was $15.4 million for the first nine months of fiscal 2001, compared to $49.0 million for the first nine months of fiscal 2000. For the nine months ended October 31, 2001, cash was provided by net income of $11.4 million, adjusted for the impact of $12.1 million for gains on our installment sales of the limited partnership interest and non-cash items of $1.7 million which consisted of deferred income and depreciation and amortization. Cash was also provided by a decrease in accounts receivable of $3.6 million. The primary use of cash was an increase of $12.0 million in inventory and a decrease of $7.2 million in accounts payable primarily due to the timing of purchases and payments to vendors. Cash was also used by a decrease in other liabilities of $888,000.

          At October 31, 2001, working capital was $91.0 million compared to $83.7 million at January 31, 2001. The ratio of current assets to current liabilities was 2.1 to 1 at October 31, 2001 and 2.0 to 1 at January 31, 2001.

          Capital expenditures through October 31, 2001 totaled $3.7 million and primarily relate to the construction expenditures associated with planned fiscal 2001 store openings. We received proceeds of $12.1 million during the first nine months of fiscal 2001 from installment sales of our ownership interest in a limited partnership.

          Cash provided by financing activities totaled approximately $7.9 million. Cash was provided by borrowings of $11.4 million on the line of credit during the first nine months of fiscal 2001 and proceeds of $8.2 million from long-term debt borrowings related to mortgage financing of nine stores. A total of approximately $87.4 million was available for borrowings on the line of credit as of October 31, 2001. We also received proceeds of $1.4 million from the exercise of 207,138 shares (split adjusted) of employee stock options. Cash was used to purchase 735,300 shares (split adjusted) of our common stock for approximately $9.0 million. As of October 31, 2001, we had authorization from our board of directors to purchase an additional 772,200 shares. Cash was also used for payments on long-term debt of $4.0 million.

Accounting Standards Adoption

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Among other things, SFAS No. 142 provides that, upon adoption, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual review (or more frequently if impairment indicators arise) for impairment by applying a fair-value-based test. The Company will adopt SFAS No. 142 on February 1, 2002, the beginning of its upcoming fiscal year. The Company does not expect these standards will have a significant effect on its results of operations or financial condition.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment/Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). However, this statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company will be required to adopt SFAS No. 144 on February 1, 2002, the beginning of its upcoming fiscal year. The Company does not expect this standard will have a significant effect on its results of operations or financial condition.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words ''believes'', ''estimates'', ''plans'', ''expects'', ''intends'', ''anticipates'' and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 (File No. 0-13283).

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          No material changes since January 31, 2001.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. No exhibits are filed with this report.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION Registrant

December 12, 2001	STUART A. ROSE Stuart A. Rose Chairman of the Board (Chief Executive Officer)

December 12, 2001	DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman Vice President, Finance and Treasurer (Principal Financial and Chief Accounting Officer)