Form 10-K
period 2002-01-31
REX STORES CORP
filed 2002-04-19
CIK 744187

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2002           COMMISSION FILE NO. 0-13283

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At the close of business on April 17, 2002 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,253,693 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $154,928,810.

         There were 12,453,088 shares of the registrant's Common Stock outstanding as of April 17, 2002.

                       Documents Incorporated by Reference

         Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on June 3, 2002 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

Overview

         We are a leading specialty retailer in the consumer electronics/appliance industry, serving over 200 small to medium-sized towns and communities. Since 1980, when our first four stores were acquired, we have expanded into a national chain operating 262 stores in 37 states under the "REX" trade name. Our stores average approximately 11,200 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, video and audio equipment, camcorders and major household appliances.

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

Business Strategy

         Our objective is to be the leading consumer electronics/appliance retailer in each of our markets. The key elements of our business strategy include:

Focusing on Small Markets

         We traditionally have concentrated our stores in markets with populations of 20,000 to 300,000. We are currently focusing most of our new store openings in markets with populations under 85,000, which generally are underserved by our competitors. We believe our low-overhead store format and our ability to operate in free-standing as well as strip shopping centers and regional mall locations makes us well suited to serve these small markets.

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

Store Openings

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

         o    traffic patterns; and

         o    overall retail activity.

         Stores typically are located on high traffic arteries, adjacent to or in major shopping areas, with adequate parking to support the stores' sales volume.

         We either lease or purchase new store sites depending upon opportunities available to us and relative costs. Of the ten new stores opened in fiscal 2001, six were purchased sites and four were leased sites.

         Store Economics. For leased stores, we anticipate per store capital expenditures of $100,000 to $250,000. This amount may increase to the extent we are responsible for the remodeling or renovation of the new leased site. We anticipate expenditures of approximately $950,000 to $1,400,000 when we purchase real estate, which include the cost of the land purchased, building construction and fixtures. The purchase amount varies depending upon the size and location of the store. The purchase amount may be higher if we build or purchase a location larger than our needs and attempt to lease a portion of the store. Historically, we have normally obtained long-term mortgage financing of approximately 75% of the land and building cost of opening owned stores. Mortgage financing is generally obtained after a store is opened, either on a site by site or multiple store basis. The extent to which we seek mortgage financing for owned stores is dependent upon mortgage rates, terms, availability and needs.

         The gross inventory requirements for new stores are estimated at $250,000 to $500,000 per store depending upon the season and store size.

Store Operations

         Stores. We locate our stores in the general vicinity of major retail shopping districts and design our stores to generate their own traffic. Currently, 183 stores are located in free-standing buildings, with the balance situated in strip shopping centers and regional malls. Stores located in malls have exterior access and signage rights.

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

         Our existing stores average approximately 11,200 square feet, including approximately 7,700 square feet of selling space and approximately 3,500 square feet of storage. New stores are planned to be approximately 12,000 square feet. Stores are open seven days and six nights per week, except for certain holidays. Hours of operation are 10:00 a.m. to 9:00 p.m. Monday through Saturday and 12:00 p.m. to 6:00 p.m., or 1:00 p.m. to 5:00 p.m. in some states, on Sunday.

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

           We evaluate the performance of our stores on a continuous basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, will close any store which is not adequately contributing to our profitability. We closed 10, 6 and 4 stores during fiscal 2001, 2000 and 1999, respectively. Subsequent to January 31, 2002, we closed six additional stores. In fiscal 2001, we opened 10 new stores: three stores in Pennsylvania and one store each in Indiana, Iowa, Michigan, Mississippi, New York, Oklahoma and Wisconsin.

         Store Locations. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2002:

State                 Number of Stores              State             Number of Stores
-----                 ----------------              -----             ----------------
Alabama                      13                 Nebraska                     2
Arkansas                      1                 New Mexico                   1
Colorado                      3                 New York                    23
Florida                      26                 North Carolina               8
Georgia                       8                 North Dakota                 3
Idaho                         5                 Ohio                        23
Illinois                     10                 Oklahoma                     5
Indiana                       4                 Pennsylvania                19
Iowa                         10                 South Carolina              10
Kansas                        2                 South Dakota                 3
Kentucky                      3                 Tennessee                    9
Louisiana                     7                 Texas                       11
Maryland                      2                 Vermont                      1
Massachusetts                 1                 Virginia                     2
Michigan                      8                 Washington                   3
Minnesota                     1                 West Virginia                6
Mississippi                  14                 Wisconsin                    5
Missouri                      3                 Wyoming                      2
Montana                       5


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

         Services. Virtually all of the products we sell carry manufacturers' warranties. Except for our least expensive items, we offer extended service contracts to customers, usually for an additional charge, which typically provide one to five years of extended warranty coverage. We also provide a free two-year warranty on products purchased for over $99 where permitted. We offer maintenance and repair services for most of the products we sell. These services are generally subcontracted to independent repair firms.

         Our return policy provides that any merchandise may be returned for exchange or refund within seven days of purchase if accompanied by original packaging material and verification of sale.

         We accept MasterCard, Visa and Discover. We estimate that, during fiscal 2001, approximately 37.2% of our total sales were made on these credit cards, and approximately 14.6% were made on revolving or installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We work with local consumer finance companies in each of our markets in implementing these credit arrangements and are able to offer competitive credit packages, generally including interest-free financing options. During fiscal 2001, we began to offer a REX private label credit card in approximately 158 stores using a third party finance company.

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


         Among the leading brands sold by us during fiscal 2001, in alphabetical order, were General Electric, Hitachi, Hotpoint, JVC, Panasonic, Phillips, Pioneer, RCA, Sharp, Sony, Toshiba and Whirlpool.

         All our stores carry a broad range of televisions, video and audio products, microwave ovens and air conditioners. In addition, 258 stores carry major appliances. We do not carry computers, computer software or pre-recorded music.

         The following table shows the approximate percent of net sales for each major product group for the last three fiscal years.

                                                                                   Fiscal Year
                                                                          -----------------------------
                              Product Category                            2001         2000        1999
                              ----------------                            ----         ----        ----
        Televisions...................................................     45%          45%         38%
        Appliances....................................................     19           18          22
        Audio.........................................................     16           16          17
        Video.........................................................     12           13          16
        Other.........................................................      8            8           7
                                                                          ---          ---         ---
                                                                          100%         100%        100%
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

         Purchasing. Our merchandise purchasing and opportunistic buying are performed predominantly by three members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 2001, nine vendors accounted for approximately 70% of our purchases. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

e-Commerce

         In April 1999, we began selling selected televisions, audio and video products and small appliances on our Web site at www.rexstores.com. We are currently in a two-year contract with Zengine, Inc. to host our Web site, which expires on May 31, 2003. We are an Amazom.com Auctions Charter Merchant and also offer selected products on the eBay auction Web site.

Distribution

         Our stores are supplied by three regional distribution centers. The distribution centers consist of:

         o    a 315,000 square foot owned facility in Dayton, Ohio;

         o a 180,000 square foot owned facility in Pensacola, Florida, of which we lease 30,000 square feet to an outside company; and

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

Facilities

         We own 153 of our stores. The remaining 109 stores operate on leased premises, with the unexpired terms of the leases ranging from less than one year to 23 years, inclusive of options to renew. For fiscal 2001, the total net rent expense for our leased facilities was approximately $8,162,000.

         To date, we have not experienced difficulty in securing leases or purchasing sites for suitable store locations. We continue to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, we have developed prototype formats for new store construction.

Employees

         At January 31, 2002, we had 155 hourly and salaried employees and 975 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                        Executive Officers of the Company

       Set forth below is certain information about each of our executive officers.

       Name                                            Age                       Position
       ----                                            ---                       --------
Stuart Rose .......................................     47     Chairman of the Board and Chief Executive Officer*
Lawrence Tomchin ..................................     74     President and Chief Operating Officer*
Douglas Bruggeman .................................     41     Vice President-Finance and Treasurer
Edward Kress ......................................     52     Secretary*

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

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

                    Fiscal Quarter Ended                       High               Low
         ---------------------------------                  ---------           -------
         April 30, 2000                                       $12.33              $6.84
         July 31, 2000                                         11.89               7.61
         October 31, 2000                                      10.33               7.39
         January 31, 2001                                       9.06               6.61

         April 30, 2001                                       $ 9.18              $7.98
         July 31, 2001                                         12.24               8.23
         October 31, 2001                                      12.13               8.25
         January 31, 2002                                      19.73               9.17

As of April 15, 2002, there were 194 holders of record of our common stock, including shares held in nominee or street name by brokers. All share prices reflect 3 for 2 stock splits paid August 2001 and February 2002.

Dividend Policy

Our revolving credit agreement places restrictions on the payment of dividends. We did not pay dividends in the current or prior years.

Item 6.    Selected Financial Data

Five Year Financial Summary

                                                        January 31,
----------------------------------------------------------------------------------------
  (In Thousands, Except
    Per Share Amounts)            2002        2001        2000        1999        1998
-----------------------------   --------    --------    --------    --------    --------
Net sales                       $464,503    $475,419    $466,386    $418,340    $412,583

Net income                      $ 22,309    $ 18,736    $ 18,293    $ 11,195    $  7,412

Basic net income per share      $   1.91    $   1.32    $   1.01    $   0.67    $   0.42

Diluted net income per share    $   1.65    $   1.21    $   0.91    $   0.64    $   0.40

Total assets                    $307,329    $310,885    $304,036    $268,282    $260,530

Long-term debt, net of
   current maturities           $ 77,203    $ 81,262    $ 46,200    $ 55,478    $ 52,661

Quarterly Financial Data (Unaudited)

                                                                Quarters Ended
                                       ----------------------------------------------------------------------
                                                   (In Thousands Except Per Share Amounts)
                                         April 30,          July 31,         October 31,          January 31,
                                           2001               2001              2001                 2002
                                         --------           --------          --------             --------
Net sales                                $104,789           $100,542          $107,335            $151,837
Cost of merchandise sold                   75,514             70,967            76,220             107,409
Net income                                  3,105              3,870             4,438              10,897
Basic net income per share (a)           $   0.26           $   0.34          $   0.38            $   0.92
Diluted net income per share (a)         $   0.24           $   0.29          $   0.33            $   0.76


                                                                Quarters Ended
                                       ----------------------------------------------------------------------
                                                   (In Thousands Except Per Share Amounts)
                                          April 30,          July 31,         October 31,        January 31,
                                            2000               2000              2000               2000
                                         --------           --------          --------            --------
Net sales                                $107,757           $102,139          $105,736            $159,787
Cost of merchandise sold                   78,449             72,822            76,611             117,145
Net income                                  3,246              3,980             2,861               8,649
Basic net income per share (b)           $   0.20           $   0.27          $   0.21            $   0.69
Diluted net income per share (b)         $   0.19           $   0.24          $   0.20            $   0.64


(a) The total of the quarterly net income per share amounts is less than the annual net income per share amounts due to the combination of rounding and the impact of higher stock price resulting in higher dilution from stock options during the fourth quarter than the full year and 49% of the net income occurring in the fourth quarter of fiscal 2001.

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

         Our comparable store sales declined 7.9% and 5.6% for fiscal 2001 and 2000, respectively, after an increase of 8.2% in fiscal 1999. We believe our comparable store sales for fiscal 2001 were adversely affected due to the economy and the increasing competitive environment. The decline in comparable store sales for fiscal 2000 was largely caused by slower appliance sales due to an unseasonably cool summer and an increasingly competitive environment. The increase in comparable store sales for fiscal 1999 was primarily driven by large screen television sales throughout the year and strong air conditioner sales in the second quarter of fiscal 1999 due to warm weather conditions. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

Extended Service Contracts

         Our extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.3% of net sales for fiscal 2001, 3.1% of net sales for 2000 and 3.2% of net sales for 1999, respectively. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $11.4 million, $10.9 million and $10.9 million in fiscal 2001, 2000 and 1999, respectively.

Investment in Limited Partnerships

         In fiscal 1998, we invested $3.2 million in two limited partnerships which own four facilities producing synthetic fuel from coal fines. The partnerships earn federal income tax credits under Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the reference price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2001 phase-out started at $49.16 per barrel.

         We initially held a 30% interest in one partnership and an 18.75% interest in the other. Effective February 1, 1999, we sold a portion of our interest in one partnership, reducing our ownership percentage from 30% to 17%. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations. The maximum amount of cash that can be received varies by year. The maximum that could be received for calendar 2001 was approximately $7.1 million. The maximum that can be received for calendar 2002 is approximately $7.4 million. We received approximately $7.0 million and $6.5 million for fiscal 2001 and 2000, respectively.

         Effective July 31, 2000, we sold an additional portion of our interest in the one partnership, reducing our ownership percentage from 17% to 8%. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. The amount earned and received for fiscal 2001 was approximately $5.3 million. The amount earned and received for fiscal 2000 was approximately $4.2 million, including a down payment of $1.6 million.

         Effective May 31, 2001, we sold our remaining 8% ownership in the one partnership. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. The amount earned and received for fiscal 2001 was approximately $3.5 million, including a down payment of $355,000.

         We are a limited partner in the one remaining partnership which is currently not operating. The limited partnerships have received favorable private letter rulings from the IRS that the synthetic fuel produced by their facilities and sold to unrelated parties qualify for the tax credits under
Section 29 of the Internal Revenue Code. The tax credits applied to reduce taxable income are approximately $2.9 million, $9.9 million and $3.8 million in fiscal 2001, 2000 and 1999, respectively.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                         Fiscal Year Ended January 31,
                                                                   ---------------------------------------
                                                                      2002           2001           2000
                                                                   ---------      ---------      ---------
                  Net sales                                          100.0%         100.0%         100.0%
                  Cost of merchandise sold................            71.1           72.6           72.3
                                                                   ---------      ---------      ---------
                      Gross profit........................            28.9           27.4           27.7
                  Selling, general and administrative
                    expenses..............................            24.1           22.8           22.0
                                                                   ---------      ---------      ---------
                      Income from operations..............             4.8            4.6            5.7
                  Investment income.......................             0.1            0.2            0.1
                  Interest expense                                    (1.8)          (1.7)          (1.1)
                  Gain on sale of real estate.............             -              -              0.2
                  Income from limited
                    partnerships..........................             3.4            2.2            0.6
                                                                   ---------      ---------      ---------
                      Income before provision for income
                        taxes and extraordinary item......             6.5            5.3            5.5
                  Provision for income taxes..............             1.6            1.3            1.4
                                                                   ---------      ---------      ---------
                      Income before extraordinary item....             4.9            4.0            4.1
                  Extraordinary loss from early
                    extinguishment of debt................             0.1            -              0.2
                                                                   ---------      ---------      ---------
                  Net Income                                           4.8%           4.0%           3.9%
                                                                   =========      =========      =========


Comparison of Fiscal Years Ended January 31, 2002 and 2001

         Net sales. Net sales in fiscal 2001 were $464.5 million, a 2.3% decrease from $475.4 million in fiscal 2000. This decrease was primarily due to a decline in comparable store sales of 7.9% for fiscal 2001. Partially offsetting this was the sales contribution from 10 new stores in fiscal 2001 and the first full year of sales from the 30 stores opened in fiscal 2000. During fiscal 2001, we opened 10 stores and closed 10 stores, while during fiscal 2000 we opened 30 stores and closed six. We had 262 stores open at January 31, 2002 and 2001.

         All product categories contributed to the decline in comparable store sales for fiscal 2001. The television category contributed 2.6%, the video category contributed 2.3%, the audio category contributed 1.4%, the appliance category contributed 1.2% and the other category contributed 0.4%. Within the product categories our strongest products were larger screen televisions (35 inch and larger), DVD players and ready to assemble furniture. The products with the largest decline for comparable store sales were smaller screen televisions (32 inch and smaller) and VCR's.

         Gross Profit. Gross profit was $134.4 million in fiscal 2001, or 28.9% of net sales, versus $130.4 million for fiscal 2000, or 27.4% of net sales. The increase in gross profit as a percentage of sales was primarily caused by a shift in sales toward higher gross profit margin categories such as large screen televisions, additional vendor allowances and less aggressive retail pricing in the stores.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2001 were $112.2 million, or 24.1% of net sales, a 3.2% increase from $108.7 million, or 22.8% of net sales, in fiscal 2000. The increase in expense was primarily caused by the increased store expenses associated with the first full year of operations of the 30 new stores opened in fiscal 2000. The increase in selling, general and administrative expense as a percentage of sales was also impacted by the decline of 7.9% in comparable store sales.

         Income from Operations. Income from operations was $22.2 million, or 4.8% of net sales, for fiscal 2001, a 2.3% increase from $21.7 million, or 4.6% of net sales for fiscal 2000. The increase was primarily caused by the increase in gross profit margin for fiscal 2001.

         Investment Income. Investment income decreased to $210,000 in fiscal 2001 from $933,000 in fiscal 2000. In fiscal 2000 we recorded a $640,000 gain on the sale of stock warrants held in an outside company.

         Interest Expense. Interest expense was approximately $8.2 million for fiscal 2001 and $8.1 million for fiscal 2000. Interest expense on mortgage debt had a net increase of approximately $2.7 million due to higher average outstanding mortgage debt throughout the year partially offset by a reduction of interest rates through debt refinancing. Average borrowings outstanding on mortgage debt increased from $57.6 million in fiscal 2000 to $88.1 million in fiscal 2001. This was partially offset by a decline of approximately $2.6 million in interest expense on the line of credit primarily due to lower outstanding borrowings on the line of credit. Average borrowings on the line of credit declined from approximately $40.0 million in fiscal 2000 to approximately $8.7 million in fiscal 2001.

         Income from Limited Partnerships. Results for fiscals 2001 and 2000 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive cash payments from the sales on a quarterly basis through 2007 which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. Below is a table summarizing the income from the sales, net of certain expenses.

                                             Year Ended January 31,
                                           --------------------------
                                            2002               2001
                                           -------            -------
       February 1, 1999 sale               $ 6,950            $ 6,493
       July 31, 2000 sale                    5,261              4,242
       May 31, 2001 sale                     3,505               -
       Share of partnership losses            -                  (298)
                                           -------            -------
                                           $15,716            $10,437
                                           =======            =======


         Income Taxes. Our effective tax rate was 24.8% and 25% in fiscal 2001 and 2000, respectively, after reflecting our share of federal tax credits earned by the limited partnerships.

         Extraordinary Loss from Early Extinguishment of Debt. In fiscal 2001, we recorded an extraordinary loss from the early extinguishment of debt of $245,000, net of the income tax effect of $160,000, as a result of paying off approximately $7.7 million of mortgage debt and refinancing approximately $21.5 million of mortgage debt.

         Net Income. As a result of the foregoing, net income was $22.3 million in fiscal 2001 versus $18.7 million in fiscal 2000.

Comparison of Fiscal Years Ended January 31, 2001 and 2000

         Net sales. Net sales in fiscal 2000 were $475.4 million, a 1.9% increase from $466.4 million for fiscal 1999. This increase was primarily due to the addition of 30 new stores in fiscal 2000 and the first full year of sales for 14 stores opened in fiscal 1999. During fiscal 2000, we opened 30 stores and closed six stores, while during fiscal 1999 we opened 14 stores and closed four. We had 262 and 238 stores open at January 31, 2001 and 2000, respectively. Sales were negatively impacted by a decline of 5.6% in comparable store sales for fiscal 2000.

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

         Gross Profit. Gross profit was $130.4 million in fiscal 2000, or 27.4% of net sales, versus $129.0 million for fiscal 1999, or 27.7% of net sales. The decline in gross profit as a percentage of sales was primarily caused by the increasingly competitive retail and promotional environment.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 were $108.7 million, or 22.8% of net sales, a 5.7% increase from $102.7 million, or 22.0% of net sales, in fiscal 1999. The increase in expense was primarily caused by an increase of $3.4 million in advertising expenditures associated with the 30 new stores opened and increased usage of radio and television advertising. The remaining increase was primarily caused by increased occupancy and utility costs of approximately $1.5 million associated with the 30 new stores and higher utility costs.

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


Liquidity and Capital Resources

         Our primary sources of financing have been cash flow provided by operations and our investment in synthetic fuel limited partnerships, supplemented by mortgages on owned properties. We also use borrowings under our revolving line of credit to fund our seasonal working capital needs. In addition, during fiscal 1999 we received approximately $44.7 million after expenses from the sale of 3,375,000 (split adjusted) shares of common stock.

         Operating Activities. Net cash provided by operating activities was $42.3 million and $1.0 million for fiscal 2001 and 2000, respectively. For fiscal 2001, operating cash flow was provided by net income of $22.3 million adjusted for the impact of a $15.7 million gain on sales of partnership interest and non-cash items of $2.5 million, which consist of deferred income, the deferred income tax provision and depreciation and amortization. The primary source of cash was a reduction in inventory of $43.1 million, offset by a corresponding reduction in accounts payable of $15.1 million. This reduction in inventory was partially due to a shortage of inventory available in the consumer electronics portion of the business. Cash was also provided by a reduction in accounts receivable of $2.0 million, a reduction in other current assets of $1.6 million and an increase in other current liabilities of $1.4 million.

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

         Investing Activities. Capital expenditures in fiscal 2001 totaled $9.9 million. Expenditures included approximately $5.4 million to acquire the Dayton, Ohio distribution center previously leased, approximately $3.4 million to open 10 new retail stores in addition to $3.8 million spent in fiscal 2000, and approximately $1.1 million for equipment and improvements to existing stores.

         Capital expenditures in fiscal 2000 totaled $27.7 million. Expenditures included approximately $22.5 million to open 30 new stores, approximately $3.8 million for four stores to open in fiscal 2001 and approximately $1.4 million for equipment and improvements to existing stores.

         Financing Activities. Cash used in financing activities was $10.2 million for fiscal 2001. During fiscal 2001, we purchased 1,550,588 (split adjusted) shares of our common stock for approximately $16.7 million. During fiscal 2000, we purchased 5,969,025 (split adjusted) shares of our common stock for approximately $48.5 million. At January 31, 2002 we had authorization from the Board of Directors to purchase an additional 1,158,300 shares of our common stock. All acquired shares will be held in treasury for possible future use.

         At January 31, 2002, we had approximately $82.2 million of mortgage debt outstanding at a weighted average interest rate of 6.49%, with maturities from January 15, 2004 to October 1, 2019. We have balloon payments due totaling approximately $0.6 million over the next two fiscal years, which we plan to either refinance with long-term mortgage debt or satisfy through cash payment or borrowings on our revolving credit agreement. During fiscal 2001 we obtained mortgage financing of approximately $8.2 million to finance nine retail store locations. We also paid off $12.2 million of long-term mortgage debt from scheduled repayments and the early extinguishment of debt for 14 retail locations.

         We received proceeds of approximately $10.1 million and $777,000 for fiscal 2001 and 2000, respectively, from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $1.0 million and $355,000 for fiscal 2001 and 2000, respectively, which was reflected as an increase in additional paid-in capital. In October 1999, we completed the sale of 3,375,000 (split adjusted) shares of common stock with net proceeds to the Company of approximately $44.7 million after expenses.

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

         At January 31, 2002 and 2001, we had borrowings outstanding of $66,000 and $742,000, respectively, on the revolving credit agreement. A total of approximately $63.6 million was available at January 31, 2002. Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2001 were approximately $23.4 million, which existed immediately prior to the Christmas selling season due to the build-up of seasonal inventory requirements. The weighted average interest rate was 6.3% (9.1% including commitment fees) for fiscal 2001. The revolving credit agreement contains restrictive covenants which require us to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

Seasonality and Quarterly Fluctuations

         Our business is seasonal. As is the case with many other retailers, our net sales and net income are greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 32.7% and 33.6% of net sales and 57.6% and 47.4% of income from operations in fiscal 2001 and 2000, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

Impact of Inflation

         The impact of inflation has not been material to our results of operations for the past three fiscal years.

Critical Accounting Policies

         Defective Inventory Reserve. Reserves for defective inventory are determined by applying historical performance, age of the inventory, condition of the inventory and current manufacturer relationships and terms.

         Net Realizable Value of Inventory. Reserves for net realizable value are determined based upon current retail prices and trends and cost to sell the merchandise compared to our cost for the merchandise.

         Recoverability of Long-Lived Assets. Determined in accordance with SFAS No. 121 by determining whether the amortization of the assets over their remaining lives can be recovered through projected undiscounted cash flows.

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

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", in June, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. This standard is effective for fiscal years beginning after December 15, 2001. We currently have no material goodwill or other intangibles; therefore, the provisions of SFAS 142 that became effective for us on February 1, 2002 will have no material effect on our results of operations and financial position.

         The FASB also issued, SFAS No. 143, "Accounting for Asset Retirement Obligations" in July 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the implementation of the statement will not have a material impact on our results of operations and financial position.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be include in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods we use to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. We adopted SFAS 144 on February 1, 2002.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

           As of January 31, 2002, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

           The revolving credit agreement is with six banks through July 31, 2005, with interest at prime or LIBOR plus 1.875% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are equal to the lesser of (1) $100 million for the months of January through June and $130 million for the months of July through December or (2) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. At January 31, 2002, a total of approximately $63.6 million was available for borrowings under the revolving credit agreement. We had outstanding borrowings of $66,000 under the revolving credit agreement at January 31, 2002.

           Approximately $41.6 million of the mortgage debt consists of fixed rate debt. The interest rates range from 4.75% to 9.0%. The remaining $40.6 million of mortgage debt is variable rate mortgage debt. In general, the rate on the variable rate debt ranges from prime to prime plus 0.625%. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The fair value of our long-term fixed mortgage debt at January 31, 2002 was approximately $43.0 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities.

Maturities of long-term debt are as follows (in thousands):

                  Year Ending January 31,                   Amount
         -----------------------------------------       ---------------
         2003                                                  $ 5,012
         2004                                                    5,885
         2005                                                   10,102
         2006                                                    9,445
         2007                                                   11,131
         Thereafter                                             40,640
                                                         ---------------
                                                               $82,215
                                                         ===============

Item 8. Financial Statements and Supplementary Data

REX Stores Corporation and Subsidiaries

Consolidated Balance Sheets
January 31, 2002 and 2001


                                                                              2002            2001
                                                                           ---------       --------
ASSETS                                                                           (In Thousands)
CURRENT ASSETS:
     Cash and cash equivalents (Note 1)                                    $  39,441       $    687
     Accounts receivable, net of allowance for doubtful accounts of
       $852 and $410 in 2002 and 2001, respectively (Note 5)                   2,665          4,707
     Merchandise inventory (Notes 1 and 5)                                   101,017        144,150
     Prepaid expenses and other                                                2,554          4,173
     Future income tax benefits                                               12,614          9,837
                                                                           ---------       --------
                  Total current assets                                       158,291        163,554
PROPERTY AND EQUIPMENT, NET (Notes 1, 5 and 6)                               139,496        135,643
FUTURE INCOME TAX BENEFITS                                                     7,320          9,523
RESTRICTED INVESTMENTS (Note 1)                                                2,222          2,165
                                                                           ---------       --------
                  Total assets                                             $ 307,329       $310,885
                                                                           =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable (Note 5)                                                $      66       $    742
     Current portion of long-term debt (Note 6)                                5,012          4,923
     Accounts payable, trade                                                  32,619         47,680
     Accrued income taxes                                                      1,373           -
     Current portion of deferred income and deferred gain on sale and
       leaseback (Notes 1 and 8)                                              11,790         11,355
     Accrued payroll                                                           5,856          6,369
     Other current liabilities                                                 9,319          8,737
                                                                           ---------       --------
                  Total current liabilities                                   66,035         79,806
LONG-TERM LIABILITIES:
     Long-term mortgage debt (Note 6)                                         77,203         81,262
     Deferred income (Note 1)                                                 15,173         16,494
     Deferred gain on sale and leaseback (Note 8)                                945          2,129
                                                                           ---------       --------
                  Total long-term liabilities                                 93,321         99,885
COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)
SHAREHOLDERS' EQUITY (Notes 4 and 7):
     Common stock, 45,000 shares authorized, 27,358 and 26,001
       shares issued, at par                                                     274            260
     Paid-in capital                                                         116,701        106,161
     Retained earnings                                                       134,708        112,399
     Treasury stock, 15,113 and 13,653 shares                               (103,710)       (87,626)
                                                                           ---------       --------
                  Total shareholders' equity                                 147,973        131,194
                                                                           ---------       --------
                  Total liabilities and shareholders' equity               $ 307,329       $310,885
                                                                           =========       ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

REX Stores Corporation and Subsidiaries

Consolidated Statements of Income
For the Years Ended January 31, 2002, 2001, and 2000

                                                         2002           2001           2000
                                                       --------       --------       --------
                                                                   (In Thousands,
                                                              Except Per Share Amounts)
                                                       --------------------------------------
NET SALES                                              $464,503       $475,419       $466,386
                                                       --------       --------       --------
COSTS AND EXPENSES:
     Cost of merchandise sold                           330,110        345,026        337,418
     Selling, general and administrative expenses       112,157        108,661        102,675
                                                       --------       --------       --------
                  Total costs and expenses              442,267        453,687        440,093
                                                       --------       --------       --------
INCOME FROM OPERATIONS                                   22,236         21,732         26,293
INVESTMENT INCOME                                           210            933            420
INTEREST EXPENSE                                         (8,155)        (8,121)        (5,136)
GAIN ON SALE OF REAL ESTATE                                -              -               787
INCOME OF LIMITED PARTNERSHIPS                           15,716         10,437          2,996
                                                       --------       --------       --------
INCOME BEFORE PROVISION FOR
   INCOME TAXES                                          30,007         24,981         25,360
PROVISION FOR INCOME TAXES                                7,453          6,245          6,350
                                                       --------       --------       --------
INCOME BEFORE EXTRAORDINARY ITEM                         22,554         18,736         19,010
EXTRAORDINARY LOSS FROM EARLY
   EXTINGUISHMENT OF DEBT, NET OF TAX                      (245)          -              (717)
                                                       --------       --------       --------
NET INCOME                                             $ 22,309       $ 18,736       $ 18,293
                                                       ========       ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING-
   BASIC                                                 11,698         14,141         18,049
                                                       ========       ========       ========
BASIC NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM                                  $   1.93       $   1.32       $   1.05
EXTRAORDINARY ITEM                                        (0.02)          -             (0.04)
                                                       --------       --------       --------
BASIC NET INCOME PER SHARE                             $   1.91       $   1.32       $   1.01
                                                       ========       ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING-
   DILUTED                                               13,509         15,489         20,017
                                                       ========       ========       ========
DILUTED NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM                                  $   1.67           1.21       $   0.95
EXTRAORDINARY ITEM                                        (0.02)          -             (0.04)
                                                       --------       --------       --------
DILUTED NET INCOME PER SHARE                           $   1.65       $   1.21       $   0.91
                                                       ========       ========       ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended January 31, 2002, 2001, and 2000

                                                               2002           2001           2000
                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $ 22,309       $ 18,736       $ 18,293
     Adjustments to reconcile net income to net cash
        provided by operating activities-
         Depreciation and amortization, net                     4,198          3,917          3,469
         Income of limited partnerships                       (15,716)       (10,700)        (5,100)
         Gain on sale of real estate                             -              -              (787)
         (Gain) loss on disposal of fixed assets                  155            (21)          (166)
         Equity in losses of limited partnerships                -              -             2,100
         Deferred income                                       (1,265)           207           (534)
         Deferred income tax provision                           (574)          (688)          (770)
         Changes in assets and liabilities--
           Accounts receivable                                  2,043         (2,138)          (272)
           Merchandise inventory                               43,133         (4,883)        (7,265)
           Other current assets                                 1,612         (2,083)          (485)
           Accounts payable, trade                            (15,062)         1,428         (6,422)
           Other current liabilities                            1,442         (2,743)         2,996
                                                             --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      42,275          1,032          5,057
                                                             --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      (9,948)       (27,696)       (20,213)
     Proceeds from sale of partnership interest                15,716         10,700          5,100
     Proceeds from sale of real estate and fixed assets           943          1,142          1,962
     Equity investment in limited partnerships                   -              -              (262)
     Restricted investments                                       (56)          (145)          (192)
                                                             --------       --------       --------
NET CASH USED IN INVESTING ACTIVITIES                           6,655        (15,999)       (13,605)
                                                             --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in note payable                         (676)           742           -
     Proceeds from long-term debt                               8,200         41,505         13,192
     Payments of long-term debt                               (12,170)        (4,823)       (22,281)
     Common stock issued                                       10,554          1,003         49,717
     Treasury stock issued                                        579            130          1,728
     Treasury stock acquired                                  (16,663)       (48,512)       (20,111)
                                                             --------       --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (10,176)        (9,955)        22,245
                                                             --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           38,754        (24,922)        13,697
CASH AND CASH EQUIVALENTS, beginning of year                      687         25,609         11,912
                                                             --------       --------       --------
CASH AND CASH EQUIVALENTS, end of year                       $ 39,441       $    687       $ 25,609
                                                             ========       ========       ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity
For the Years Ended January 31, 2002, 2001, and 2000

                                             Common Shares
                                 ---------------------------------------------
                                       Issued                 Treasury
                                 ----------------       ----------------------
                                  (In Thousands)
                                                                                      Paid-In       Retained
                                 Shares     Amount      Shares         Amount         Capital       Earnings
Balance at January 31, 1999      21,976      $221        5,821        $ 23,854       $ 58,473      $ 75,370
Net income                         -          -           -               -              -           18,293
Treasury stock acquired            -          -          3,040          20,111           -             -
Common stock issued               3,888        38       (1,152)         (4,721)        46,686          -
                                 ------      ----       ------        --------       --------      --------
Balance at January 31, 2000      25,864       259        7,709          39,244        105,159        93,663
Net income                         -          -           -               -              -           18,736
Treasury stock acquired            -          -          5,969          48,512           -             -
Common stock issued                 137         1          (25)           (130)         1,002          -
                                 ------      ----       ------        --------       --------      --------
Balance at January 31, 2001      26,001       260       13,653          87,626        106,161       112,399
Net income                         -          -           -               -              -           22,309
Treasury stock acquired            -          -          1,550          16,663           -             -
Common stock issued               1,357        14          (90)           (579)        10,540          -
                                 ------      ----       ------        --------       --------      --------
Balance at January 31, 2002      27,358      $274       15,113        $103,710       $116,701      $134,708
                                 ======      ====       ======        ========       ========      ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

(1)    Summary Of Significant Accounting Policies-
       -------------------------------------------

       (a) Principles of Consolidation--The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The Company operates 262 retail consumer electronics and appliance stores under the REX name in 37 states. The Company operates in one segment.

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

       (d) Reclassifications--Certain reclassifications have been made to the January 31, 2001 and 2000 financial statements to conform to the current year presentation.

       (e) Cash Equivalents--Cash equivalents are principally short-term investments with original maturities of less than three months. The carrying amount of cash equivalents is a reasonable estimate of fair value.

       (f) Merchandise Inventory--Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out (FIFO) basis, including certain costs associated with purchasing, warehousing and transporting merchandise. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (K&C), is valued at the lower of cost or market using the last-in, first-out (LIFO) method. Following the lower of cost or market principle, the K&C inventory value using the LIFO method ($29,969,000 and $39,018,000 at January 31, 2002 and 2001, respectively) is equivalent to the FIFO value in all years presented. Nine suppliers accounted for approximately 70% of the Company's purchases in fiscal 2001.

       (g) Property and Equipment--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over 10 to 12 years. The components of property and equipment at January 31, 2002 and 2001 are as follows:

                                                                   2002                2001
                                                                ----------          ---------
                                                                         (In thousands)
                       Land                                     $  38,986           $  36,866
                       Buildings and improvements                  98,916              93,582
                       Fixtures and equipment                      20,177              19,716
                       Leasehold improvements                      10,976              11,362
                                                                 --------            --------
                                                                  169,055             161,526
                       Less:  accumulated depreciation            (29,559)            (25,883)
                                                                 --------            --------
                                                                 $139,496            $135,643
                                                                 ========            ========

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

              In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no material impairment losses incurred in the fiscal years ended January 31, 2002, 2001 and 2000.

       (h) Restricted Investments--Restricted investments, which are principally marketable securities, are stated at cost plus accrued interest, which approximates market. The carrying amount of restricted investments approximates fair value. Restricted investments at January 31, 2002 and 2001 are restricted by two states to cover possible future claims under product service contracts.

       (i) Revenue Recognition--The Company recognizes sales of products upon receipt by the customer. The Company will honor returns from customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale.

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

              The Company recognizes amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the income statement.

       (j) Interest Cost--Interest expense of $8,155,000, $8,121,000 and $5,136,000 for the years ended January 31, 2002, 2001 and 2000, respectively, is net of approximately $30,000, $469,000 and $310,000 of interest capitalized related to store construction. Total interest expense approximates interest paid for all years presented.

       (k) Deferred Financing Costs--Direct expenses and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan.

       (l) Advertising Costs--Advertising costs are expensed as incurred. Advertising expense was approximately $34,775,000, $35,281,600 and $31,914,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

       (m) Store Opening and Closing Costs--Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location. Store closing costs incurred in fiscal year ended January 31, 2002 were $1,460,000. Store closing costs incurred in the fiscal years ended January 31, 2001 and 2000 were not material.

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

(2)    Investments In Limited Partnerships-
       -------------------------------------------


       During fiscal 1998, the Company invested $3,150,000 in two limited partnerships which produce synthetic fuels. The limited partnerships earn Federal income tax credits under Section 29 of the Internal Revenue Code based upon the quantity and content of synthetic fuel production. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2001 phase-out started at $49.16 per barrel. The Company accounts for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $2,900,000 and $9,900,000 and $3,800,000 in fiscal 2001,
       2000 and 1999, respectively (see Note 9).

       Effective February 1, 1999, the Company sold a 13% interest in one of the limited partnerships reducing its initial 30% ownership interest to 17%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to 75% of the Federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations, as specified in the sale agreement. The maximum amount that could be received for calendar years 2001 and 2000 was approximately $7,100,000 and $6,800,000, respectively, of which the Company earned and received approximately $6,900,000 and $6,800,000, respectively. The maximum that can be received for calendar 2002 is approximately $7,400,000.

       Effective July 31, 2000, the Company sold an additional portion of its interest in the above partnership, reducing its ownership percentage from 17% to 8%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold, subject to annual limitations or 74.25% of the federal income tax credits attributable to the 9% interest sold with no annual limitations. The amount earned and received for fiscal 2001 was approximately $5,300,000. For fiscal 2000 the Company recorded income of $1,600,000 for the down payment on the sale and $2,700,000 for the quarterly installment payments as income of limited partnerships.

       Effective May 31, 2001, the Company sold its remaining 8% ownership in the above partnership. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold, subject to annual limitations or 74.25% of the federal income tax credits attributable to the 8% interest sold with no annual limitations. The amount earned and received for fiscal 2001 was approximately $3,500,000, including a down payment of $355,000.

       The Company recorded a charge of approximately $300,000 and $2,100,000 in fiscal 2000 and 1999 to reflect the Company's share of the partnerships' losses. No charge was incurred for fiscal 2001.

       We are a limited partner in the one remaining partnership which is currently not operating. The limited partnerships have received favorable private letter rulings from the IRS that the synthetic fuel produced by their facilities and sold to unrelated parties qualify for the tax credits under Section 29 of the Internal Revenue Code.

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

(3)    Net Income Per Share-
       ---------------------

       The Company reports net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share."

       Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company's common stock for fiscal 2001, 2000 and 1999.

       The following table reconciles the basic and diluted net income per share computations for each year presented:

                                                                                  January 31, 2002
                                                                   ----------------------------------------------
                                                                    Income            Shares            Per Share
                                                                    ------            ------            ---------
       Basic net income per share                                   $22,309            11,698              $1.91
                                                                                                           =====
       Effect of stock options                                                          1,811
                                                                    -------            ======
       Diluted net income per share                                 $22,309            13,509              $1.65
                                                                    =======            ======              =====

                                                                                  January 31, 2001
                                                                   ----------------------------------------------
                                                                    Income             Shares            Per Share
                                                                    ------             ------            ---------
       Basic net income per share                                   $18,736            14,141              $1.32
                                                                                                           =====
       Effect of stock options                                         -                1,348
                                                                    -------            ------
       Diluted net income per share                                 $18,736            15,489              $1.21
                                                                    =======            ======              =====


                                                                                  January 31, 2000
                                                                    ----------------------------------------------
                                                                    Income             Shares            Per Share
                                                                    ------             ------            ---------
       Basic net income per share                                   $18,293            18,049              $1.01
                                                                                                           =====
       Effect of stock options                                         -                1,968
                                                                    -------            ------
       Diluted net income per share                                 $18,293            20,017             $  .91
                                                                    =======            ======             ======


       For the years ended January 31, 2002, 2001 and 2000, a total of 0, 220,000 and 0 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.

       On both August 10, 2001 and February 11, 2002, the Company effected a 3-for-2 stock split. All per share data shown above has been retroactively restated to reflect these splits.

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

(4)    Common Stock Transactions-
       -------------------------

       In October 1999, the Company completed the sale of 3,375,000 shares of common stock and received net proceeds of approximately $44.7 million, net of expenses.

       During the years ended January 31, 2002, 2001 and 2000, the Company purchased 1,550,000, 5,969,000 and 3,040,000 shares of its common stock for $16,663,000, $48,512,000 and $20,111,000, respectively. During the year ended January 31, 2002, the Company issued common stock totaling approximately $11,100,000. At January 31, 2002, the Company was authorized by its Board of Directors to purchase an additional 1,158,000 shares of its common stock.

(5)    Revolving Line Of Credit-
       ------------------------

       The revolving credit agreement is with six banks which expires on July 31, 2005. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (i) $100 million for the months of January through June and $130 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by any letter of credit commitments outstanding. The Company had outstanding borrowings under the revolving credit agreement of $66,000 and $742,000 at January 31, 2002 and 2001, respectively. At January 31, 2002, a total of approximately $63.6 million was available for borrowings under the revolving credit agreement.

       The interest rate charged on borrowings is prime or LIBOR plus 1.875% (4.75% at January 31, 2002) and commitment fees of 1/4% are payable on the unused portion. Borrowings are secured by certain fixed assets, accounts receivable and inventories.

       The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limits capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on the amount of common stock repurchases and the payment of dividends. The Company was in compliance with all covenants as of January 31, 2002.

(6)    Long-Term Mortgage Debt-
       -----------------------

       Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. During fiscal 2001, the Company refinanced certain of its variable rate debt. Interest rates currently range from 4.75% to 9.0% in fiscal 2001 and 6.89% to 9.25% in fiscal 2000. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term.

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

       Maturities of long-term debt are as follows (in thousands):

       Year Ending
       January 31,                                       Amount
       -----------                                       ------
       2003                                              $ 5,012
       2004                                                5,885
       2005                                               10,102
       2006                                                9,445
       2007                                               11,131
       Thereafter                                         40,640
                                                         -------
                                                         $82,215
                                                         =======

       In fiscal 2001, the Company paid off approximately $7.7 million in mortgage debt and refinanced approximately $21.5 million in mortgage debt. As a result, the Company expensed unamortized financing costs of approximately $400,000 as an extraordinary loss before an income tax benefit of approximately $160,000.

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

       The fair value of the Company's long-term debt at January 31, 2002 and 2001 was approximately $83.6 and $83.1 million, respectively. At January 31, 2002, the Company had approximately $41.6 million of fixed rate mortgage debt and approximately $40.6 million of variable rate mortgage debt. At January 31, 2001, virtually all of the Company's mortgage debt of $86.2 million was fixed rate debt. The fair value was estimated based on rates available to the Company for debt with similar terms and maturities.

(7)    Employee Benefits-
       -----------------

       Stock Option Plans--The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the Omnibus Plans). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of incentive stock options (1995 Plan only), non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provides for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2002, 101,260 and 2,930,009 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

       On October 14, 1998, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $4.42, which represented the market price

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

       on the date of grant. These options vest over a three-year period with the first one-third vested as of December 31, 2000 and second one-third vested as of December 31, 2001. All of these options remained outstanding at January 31, 2002.

       On April 17, 2001, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These options vest over a three-year period with the first one-third vested as of December 31, 2003 and second one-third vested as of December 31, 2004. All of these options remained outstanding at January 31, 2002.

       The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for these plans been determined at fair value consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, 2002, 2001 and 2000:

                                                                       2002          2001         2000
                                                                     -------       -------      -------
       Net income (000's):                  As reported              $22,309       $18,736      $18,293
                                            Pro forma                 19,155        16,627       16,428

       Basic net income per share:          As reported              $  1.91       $  1.32      $  1.01
                                            Pro forma                   1.64          1.18          .91

       Diluted net income per share:        As reported              $  1.65       $  1.21      $   .91
                                            Pro forma                   1.42          1.08      $   .88

       The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended January 31, 2002, 2001 and 2000, respectively: risk-free interest rate of 5.1%, 6.2% and 5.4%, expected volatility of 68.9%, 60.3% and 55.6%, and a weighted average stock option life of 9 years for all years. In accordance with the provisions of SFAS No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

       The following summarizes stock option activity for the years ended January 31, 2002, 2001 and 2000:

                                                    2002                      2001                      2000
                                              --------------------     --------------------      ---------------------
                                                          Weighted                 Weighted                  Weighted
                                                           Average                  Average                   Average
                                              Shares      Exercise     Shares      Exercise      Shares       Exercise
                                              (000's)      Price       (000's)       Price       (000's)       Price
                                              -------     -------      -------       -----       -------       ------

       Outstanding at beginning of year        6,224        $5.99       5,963       $ 5.62       7,189         $4.88
       Granted                                 2,120         8.05         488        10.10         477          5.42
       Exercised                              (1,446)        7.01        (164)        4.73      (1,665)         2.35
       Canceled or expired                       (16)        7.22         (63)        6.89         (38)         5.72
                                              ------        -----       -----       ------       -----         -----
       Outstanding at end of year              6,882        $6.40       6,224       $ 5.99       5,963         $5.62
                                              ======        =====       =====       ======       =====         =====
       Exercisable at end of year              3,430        $5.47       3,816       $ 6.10       2,876         $6.60
                                              ======        =====       =====       ======       =====         =====
       Weighted average fair value of
         options granted                       $6.15                    $6.97                    $3.81
                                              ======                    =====                    =====


       Price ranges and other information for stock options outstanding as of January 31, 2002 were as follows:

                                                 Outstanding                                     Exercisable
                                    ---------------------------------------------        -----------------------------
                                                   Weighted          Weighted                             Weighted
          Range of Exercise         Shares         Average            Average            Shares           Average
               Prices               (000's)     Exercise Price    Remaining Life         (000's)       Exercise Price
          ------------------        -------     --------------    ---------------        ------        --------------
           $3.61 to $5.42             2,772          $ 4.61            6.4 yrs.           1,817             $4.56
           $5.56 to $8.34             3,609            7.27            6.8 yrs.           1,515              6.27
           $9.51 to $10.37              501           10.11            8.2 yrs.              98             10.09
                                      -----          ------            --------           -----             -----
                                      6,882          $ 6.40            6.7 yrs.           3,430             $5.47
                                      =====          ======            ========           =====             =====

       Profit Sharing Plan--The Company has a qualified, noncontributory profit sharing plan covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) savings contributions by participants, along with certain Company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $40,000, $45,000 and $36,000 for the years ended January 31, 2002, 2001 and 2000, respectively, under the Plan.

(8)    Leases And Commitments-
       ----------------------

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

       On August 30, 1989, the Company completed a transaction for the sale and leaseback of the corporate office, distribution center and certain stores under an initial 15-year lease term. This transaction resulted in

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

       a pre-tax financial statement gain of $15,600,000, which was deferred and is being amortized as a reduction to lease expense over the term of the leases. The unamortized deferred gain at January 31, 2002 was $1,500,000.

       During the year ended January 31, 1999, the Company purchased three store locations that were leased pursuant to the sale/leaseback. For financial statement purposes, the purchase of these three stores resulted in approximately $660,000 of the deferred gain associated with the sale/leaseback being recorded as a reduction in the carrying value of properties purchased.

       During the year ended January 31, 2002, the Company repurchased the building which contains the corporate office, distribution center and retail store in Dayton, Ohio for approximately $6.0 million. For financial statement purposes, the purchase of this facility resulted in approximately $600,000 of the deferred gain associated with the sale/leaseback being recorded as a reduction in the carrying value of the property.

       The following is a summary of rent expense under operating leases (in thousands):

                  Years ended           Minimum               Gain              Sublease
                  January 31,           Rentals            Amortization          Income              Total
                  -----------           -------            ------------         --------             ------
                      2002              $10,280               $(805)            $(1,313)             $8,162
                      2001                9,992                (824)             (1,376)              7,792
                      2000                9,644                (824)             (1,409)              7,411


       Future minimum annual rentals and gain amortization on non-cancellable leases as of January 31, 2002 are as follows (in thousands):

                                                                             Gain              Sublease
                   Years ended January 31,       Minimum Rentals         Amortization           Income
                   -----------------------       ---------------         ------------          --------
                   2003                              $ 8,348                $  597              $1,235
                   2004                                7,448                   597               1,162
                   2005                                4,912                   348                 922
                   2006                                2,372                   -                   381
                   2007                                  836                   -                   109
                   Thereafter                            148                   -                    97
                                                     -------                ------              ------
                                                     $24,064                $1,542              $3,906
                                                     =======                ======              ======

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

(9)    Income Taxes-
       ------------

       The provision for income taxes for the years ended January 31, 2002, 2001 and 2000 consists of the following (in thousands):

                                                            Years Ended January 31,
                                                    -------------------------------------------
                                                     2002              2001              2000
                                                    ------            ------             -----
       Federal:
            Current                                 $3,219            $4,935            $5,875
            Deferred                                 3,154                45              (887)
                                                    ------            ------            ------
                                                     6,373             4,980             4,988
                                                    ------            ------            ------
       State and Local:
            Current                                    250             2,189             1,006
            Deferred                                   671              (924)              117
                                                    ------            ------            ------
                                                       921             1,265             1,123
                                                    ------            ------            ------
                                                    $7,294            $6,245            $6,111
                                                    ======            ======            ======

        For the fiscal years ended January 31, 2002 and 2000, the tax provision currently payable shown above includes the tax benefit associated with the extraordinary loss on debt extinguishment of $159,000 and $239,000, respectively.

        The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                                    January 31,
                                                                             ------------------------
                                                                               2002            2001
                                                                             -------          -------
       Assets:
            Deferral of service contract income                              $ 9,264          $ 9,739
            Sale and leaseback deferred gain                                     539            1,034
            Accrued liabilities                                                2,260            2,087
            Inventory accounting                                               2,451            2,003
            AMT credit carryforward                                            9,508            9,900
            Valuation allowance                                               (6,100)          (6,100)
            Other items                                                        2,012            1,504
                                                                             -------          -------
                                                                              19,934           20,167
       Liabilities:
            Depreciation                                                         -               (807)
                                                                             -------          -------
                     Total net future income tax benefits                    $19,934          $19,360
                                                                             =======          =======

       For the fiscal year ended January 31, 2002 and 2001, the Company was subject to the alternative minimum tax (AMT) rules due to the Section 29 tax credits generated from the limited partnerships (see Note 2). The Company's AMT liability was approximately $4,300,000 and $6,100,000 for the years ended January 31, 2002 and 2001, respectively. The AMT liability in excess of the regular tax liability results in AMT credit

REX Stores Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002 and 2001
--------------------------------------------------------------------------------

       carryforwards which can be used to offset future regular income tax, subject to certain limitations. Therefore, for financial statements purposes, the required AMT payment has been recorded as an AMT credit carryforward with a valuation allowance of $6,100,000. The AMT credit carryforwards have no expiration date.

       The Company paid income taxes of $4,540,000, $9,395,000 and $3,235,000 in the years ended January 31, 2002, 2001 and 2000, respectively.

       The effective income tax rate on consolidated pre-tax income differs from the federal income tax statutory rate as follows:

                                                                                 Years Ended January 31,
                                                                             --------------------------------
                                                                             2002          2001          2000
                                                                             ----          ----          ----
       Federal income tax at statutory rate                                  35.0%         35.0%         35.0%
       Tax credits from investment in limited partnership                    (9.6)        (15.0)        (15.0)
       State and local taxes, net of federal tax benefit                      2.0           3.3           2.9
       Other                                                                 (2.6)          1.7           2.1
                                                                             ----          ----          ----
                                                                             24.8%         25.0%         25.0%
                                                                             ====          ====          ====

(10)   Contingencies-
       -------------

       The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels' evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

       The Company has filed a lawsuit against Big Sandy SynFuel LLC, Somerset Newco LLC and Sempra Energy Company. The suit arises from the Company's participation as a limited partner in a business venture to produce synthetic fuel which qualify for tax credits under Section 29 of the Internal Revenue Code. The Company alleges breach of contract, breach of fiduciary duty, conspiracy, gross negligence, fraud and willful misconduct by the defendants in connection with operation of the facility. It is anticipated the case will be set for trial in late 2002.

Report of Independent Public Accountants



To the Shareholders and Board of Directors of REX Stores Corporation:


We have audited the accompanying consolidated balance sheets of REX Stores Corporation (a Delaware corporation) and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under
Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Cincinnati, Ohio,
     March 26, 2002

                                                         /s/ Arthur Andersen LLP

REX Stores Corporation and Subsidiaries


Schedule II - Valuation and Qualifying Accounts
For the Years Ended January 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------


                                                                       (In Thousands)
                                                             Additions               Deductions
                                                             ---------               ----------
                                       Balance                                    Charges for Which
                                      Beginning             Charged Cost            Reserves Were           Balance End
                                       of Year              and Expenses               Created                of Year
                                   ------------------  ----------------------  -----------------------  --------------------
2002
----
Allowance for doubtful accounts               $410                 $1,003                      $561                  $852
                                   ==================  ======================  =======================  ====================

2001
----
Allowance for doubtful accounts               $483                 $  404                      $477                  $410
                                   ==================  ======================  =======================  ====================

2000
----
Allowance for doubtful accounts               $430                 $  500                      $447                  $483
                                   ==================  ======================  =======================  ====================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

       The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2002, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.     Executive Compensation

       The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2002 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2002 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

       The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2002 and is incorporated herein by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1)  Financial Statements.
               --------------------

       The following consolidated financial statements of REX Stores Corporation and subsidiaries are incorporated by reference as part of this report at Item 8 hereof.

       Consolidated Balance Sheets as of January 31, 2002 and 2001

       Consolidated Statements of Income for the years ended January 31, 2002, 2001 and 2000

       Consolidated Statements of Cash Flows for the years ended January 31, 2002, 2001 and 2000

       Consolidated Statements of Shareholders' Equity for the years ended January 31, 2002, 2001 and 2000

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

       (a)(3)  Exhibits.
               --------

       See Exhibit Index at page 42 of this report.

       Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

       (b)  Reports on Form 8-K.
            -------------------

       No reports on Form 8-K were filed during the quarter ended January 31, 2002.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REX STORES CORPORATION


                                       By  /s/ Stuart A. Rose
                                           -------------------------
                                           Stuart A. Rose
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       Date:  April 18, 2002

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

Signature                                       Capacity                                    Date
---------                                       --------                                    ----


/s/ Stuart A. Rose                              Chairman of the Board                       )
----------------------------------              and Chief Executive                         )
Stuart A. Rose                                  Officer (principal                          )
                                                executive officer)                          )
                                                                                            )
/s/ Douglas L. Bruggeman                        Vice President-Finance                      )
----------------------------------              and Treasurer (principal                    )
Douglas L. Bruggeman                            financial and accounting                    )
                                                officer)                                    )
                                                                                            )
LAWRENCE TOMCHIN*                               President, Chief Operating                  )
----------------------------------              Officer and Director                        )
Lawrence Tomchin                                                                            )
                                                                                            ) April 18, 2002
                                                                                            )
/s/ Edward M. Kress                             Secretary and Director                      )
----------------------------------
Edward M. Kress                                                                             )
                                                                                            )
                                                                                            )
ROBERT DAVIDOFF*                                Director                                    )
----------------------------------                                                          )
Robert Davidoff                                                                             )
                                                                                            )
                                                                                            )
LEE FISHER*                                     Director                                    )
----------------------------------                                                          )
Lee Fisher                                                                                  )
                                                                                            )
                                                                                            )
ALEXANDER C. SCHWARTZ, JR.*                     Director                                    )
----------------------------------                                                          )
Alexander C. Schwartz, Jr.                                                                  )
                                                                                            )
                                                                                            )
                                                                                            )
*By /s/ Stuart A. Rose                                                                      )
   ----------------------------------                                                       )
   (Stuart A. Rose, Attorney-in-Fact)                                                       )

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

                4(l)        Amendment No. 5 dated December 31, 2000 to Amended and Restated Loan
                            Agreement dated July 31, 1995 among the Borrowers, the registrant, the lenders named therein and Fleet Bank, N.A. (as successor to NatWest Bank
                            N.A.) as agent (incorporated by reference to Exhibit (4)(1) to Form 10-K for fiscal year ended January 31, 2001, File No. 0-13283)

                4(m)        Amendment No. 6 dated April 16, 2001 to Amended and Restated Loan
                            Agreement dated July 31, 1995 among the Borrowers, the registrant, the lenders named therein and Fleet Bank, N.A. (as successor to NatWest Bank
                            N.A.) as agent (incorporated by reference to Exhibit 4(m) to Form 10-K for fiscal year ended January 31, 2001, File No. 0-13283)

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

                10(c)*      Employment Agreement dated April 17, 2001 between Rex Radio and
                            Television, Inc. and Stuart Rose......................................

                10(d)*      Employment Agreement dated April 17, 2001 between Rex Radio and
                            Television, Inc. and Lawrence Tomchin.................................

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

                10(g)*      Executive Stock Option dated April 17, 2001 granting Stuart Rose an option to purchase 500,000 shares of registrant's Common Stock..........

                10(h)*      Executive Stock Option dated April 17, 2001 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant's Common Stock..........

                10(i)*      Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31,
                            1989, File No. 0-13283)

                10(j)*      Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31,
                            1989, File No. 0-13283)

                10(k)*      1995 Omnibus Stock Incentive Plan, as amended and restated effective
                            June 2, 1995 (incorporated by reference to Exhibit 4(c) to
                            Post-Effective Amendment No. 1 to Form S-8 Registration Statement No.
                            33-81706)

                10(l)*      1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit
                            10(a) to Form 10-Q for quarter ended April 30, 2000, File No. 0-13283)

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

(23)            Consents of experts and counsel:

                23(a)       Consent of Arthur Andersen LLP to use its report dated March 26, 2002 included in this annual report on Form 10-K into registrant's
                            Registration Statements on Form S-8 (Registration Nos. 33-3836,
                            33-81706, 33-62645, 333-69081, 333-69089, 333-35118 and 333-69690)......

(24)            Power of attorney:

                            Powers of attorney of each person whose name is signed to this report on
                            Form 10-K pursuant to a power of attorney...............................

(99)            Additional exhibits:

                99(a)       Risk Factors............................................................

                99(b)       Arthur Andersen LLP assurances letter...................................

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