Form 10-Q
period 2002-04-30
REX STORES CORP
filed 2002-06-06
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At the close of business on June 6, 2002, the registrant had 12,510,240 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                      Page


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Condensed Balance Sheets..................     3
            Consolidated Statements of Income......................     5
            Consolidated Statements of Shareholders'
              Equity...............................................     7
            Consolidated Statements of Cash Flows..................     8
            Notes to Consolidated Financial Statements.............    10

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........    12

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk.............................................    16


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
           Security Holders........................................    17

Item 6.  Exhibits and Reports on Form 8-K..........................    17


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   A S S E T S

                                                               April 30       January 31     April 30
                                                                 2002            2002         2001
                                                                           (In Thousands)

ASSETS:
      Cash and cash equivalents                                 $ 24,720      $ 39,441      $  2,318
      Accounts receivable, net                                     1,441         2,665         2,241
      Merchandise inventory                                      116,902       101,017       152,128
      Prepaid expenses and other                                   2,377         2,554         4,082
      Future income tax benefits                                  12,614        12,614         9,837
                                                                --------      --------      --------
        Total current assets                                     158,054       158,291       170,606

PROPERTY AND EQUIPMENT, NET                                      137,962       139,496       135,078
FUTURE INCOME TAX BENEFITS                                         7,320         7,320         9,523
RESTRICTED INVESTMENTS                                             2,227         2,222         2,185
                                                                --------      --------      --------
        Total assets                                            $305,563      $307,329      $317,392
                                                                ========      ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                             $     --      $     66      $  6,587
      Current portion of long-term debt                            4,680         5,012         5,140
      Current portion of deferred income and deferred gain
         on sale and leaseback                                    11,486        11,790        11,456
      Accounts payable, trade                                     37,710        32,619        52,856
      Accrued income taxes                                         2,258         1,373            --
      Accrued payroll                                              3,700         5,856         4,000



Liabilities and Shareholders' Equity (Continued)

      Other current liabilities                           9,021           9,319           8,560
                                                       --------        --------        --------
        Total current liabilities                        68,855          66,035          88,599
                                                       --------        --------        --------

LONG-TERM LIABILITIES:
      Long-term mortgage debt                            68,975          77,203          84,311
      Deferred income                                    14,621          15,173          16,116
      Deferred gain on sale and leaseback                   796             945           1,923
                                                       --------        --------        --------
        Total long-term liabilities                      84,392          93,321         102,350
                                                       --------        --------        --------

SHAREHOLDERS' EQUITY:
      Common stock                                          277             274             260
      Paid-in capital                                   118,718         116,701         106,194
      Retained earnings                                 138,892         134,708         115,504
      Treasury stock                                   (105,571)       (103,710)        (95,515)
                                                       --------        --------        --------
        Total shareholders' equity                      152,316         147,973         126,443
                                                       --------        --------        --------
        Total liabilities and shareholders' equity     $305,563        $307,329        $317,392
                                                       ========        ========        ========




                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              April 30
                                                        2002            2001
                                             (In Thousands, Except Per Share Amounts)

NET SALES                                             $93,536          $104,789

COSTS AND EXPENSES:
      Cost of merchandise sold                         66,282            75,514
      Selling, general and administrative
        expenses                                       25,005            26,325
                                                      -------          --------
Total costs and expenses                               91,287           101,839
                                                      -------          --------

INCOME FROM OPERATIONS                                  2,249             2,950

INVESTMENT INCOME                                         150                63
INTEREST EXPENSE                                       (1,335)           (1,966)
INCOME FROM LIMITED PARTNERSHIPS                        4,636             3,095
                                                      -------          --------
Income before provision for income taxes                5,700             4,142

PROVISION FOR INCOME TAXES                              1,425             1,037
                                                      -------          --------

Income before extraordinary item                        4,275             3,105

Extraordinary loss from extinguishment of debt,
    net of income tax effect of $59                        91                --

NET INCOME                                              4,184             3,105
                                                      =======          ========
WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC                                   12,297            11,926
                                                      =======          ========
Basic Earnings Before Extraordinary Item                 0.35              0.26
Extraordinary Item                                      (0.01)               --
                                                      -------          --------


BASIC NET INCOME PER SHARE                            $  0.34          $   0.26
                                                      =======          ========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED          14,814            13,263
                                                      =======          ========

Dilutive Earnings Before Extraordinary Item              0.29              0.24
Extraordinary Item                                      (0.01)               --
                                                      -------          --------
DILUTED NET INCOME PER SHARE                          $  0.28          $   0.24
                                                      =======          ========





                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           Common Shares
                          ------------------------------------------
                                 Issued                Treasury          Paid-in       Retained
                          Shares       Amount     Shares      Amount     Capital       Earnings
                                                     (In Thousands)

Balance at
  April 30, 2001          26,010        $260      14,616     $ 95,515     $106,194    $115,504

Net income                    --          --          --           --           --      19,204

Treasury stock
  acquired                    --          --         576        8,710           --          --

Common stock
  issued                   1,348          14         (79)        (515)      10,507          --

                          ------        ----      ------     --------     --------    --------
Balance at
  January 31, 2002        27,358        $274      15,113     $103,710     $116,701    $134,708

Net income                    --          --          --           --           --       4,184

Treasury stock
  acquired                    --          --         121        2,031           --          --

Common stock
  issued                     312           3         (24)        (170)       2,017          --

                          ------        ----      ------     --------     --------    --------
Balance at
 April 30, 2002           27,670        $277      15,210     $105,571     $118,718    $138,892
                          ======        ====      ======     ========     ========    ========







                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Months Ended
                                                                                                 April 30
                                                                                          2002                  2001
                                                                                               (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                       $  4,184               $ 3,105
      Adjustments to reconcile net income to net cash provided
        by operating activities:
         Depreciation and amortization, net                                               1,087                 1,054
         (Gain) Loss on disposal of fixed assets                                            253                   (35)
         Deferred income                                                                   (856)                 (277)
         Income of limited partnerships                                                  (4,636)               (3,095)
      Changes in assets and liabilities:
         Accounts receivable                                                              1,224                 2,466
         Merchandise inventory                                                          (15,885)               (7,978)
         Other current assets                                                               175                    89
         Accounts payable, trade                                                          5,091                 5,176
         Other current liabilities                                                       (1,569)               (2,546)
                                                                                       --------               -------
NET CASH USED IN OPERATING ACTIVITIES                                                   (10,932)               (2,041)
                                                                                       --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                              (253)                 (904)
         Proceeds from sale of real estate and fixed assets                                 300                   246
         Proceeds from sale of partnership interest                                       4,636                 3,095
         Restricted investments                                                              (5)                  (20)
                                                                                       --------               -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 4,678                 2,417
                                                                                       --------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (Decrease) in notes payable                                               (66)                5,845
         Payments of long-term debt                                                      (8,560)               (1,089)
         Proceeds from long-term debt                                                        --                 4,355
         Common stock issued                                                              2,020                    33
         Treasury stock issued                                                              170                    64
         Treasury stock acquired                                                         (2,031)               (7,953)
                                                                                       --------               -------


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (8,467)                1,255
                                                                                       --------               -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (14,721)                1,631

CASH AND CASH EQUIVALENTS, beginning of period                                           39,441                   687
                                                                                       --------               -------

CASH AND CASH EQUIVALENTS, end of period                                               $ 24,720               $ 2,318
                                                                                       ========               =======





                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2002

Note 1.  Consolidated Financial Statements

         The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2002 (fiscal 2001).

Note 2.  Accounting Policies

         The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

         Certain reclassifications have been made to prior year amounts to conform with their fiscal 2002 presentation.

Note 3.  Stock Option Plans

         The following summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2002:


                                                                                  Shares Under Stock
                                                                                     Option Plans
     Outstanding at January 31, 2002 ($3.61 to $10.37 per share)                        6,881,610
     Granted ($14.745 per share)                                                          329,000
     Exercised ($3.61 to $10.14 per share)                                               (336,000)
     Canceled or expired ($4.61 to $10.14 per share)                                      (20,250)
                                                                                        ---------
     Outstanding at April 30, 2002 ($3.61 to $14.745 per share)                         6,854,360
                                                                                        =========

Note 4.  Early Extinguishment of Debt

         In the first quarter of fiscal 2002, the Company paid off approximately $7.0 million in mortgage debt. As a result, the Company expensed unamortized financing costs of approximately $150,000 as an extraordinary loss before an income tax benefit of approximately $59,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a leading specialty retailer in the consumer electronics/appliance industry. As of April 30, 2002 we operated 255 stores in 37 states, predominantly in small to medium sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2002" means the period February 1, 2002 to January 31, 2003.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                                             Three Months Ended
                                                                  April 30
                                                            2002           2001
Net sales                                                   100.0%         100.0%
Cost of merchandise sold                                     70.9           72.1
                                                            -----          -----
    Gross profit                                             29.1           27.9

Selling, general and administrative expenses                 26.7           25.1
                                                            -----          -----
    Income from operations                                    2.4            2.8
Investment income                                             0.2            0.1
Interest expense                                             (1.4)          (1.9)
Income from limited partnerships                              4.9            3.0
                                                            -----          -----
    Income before provision for income taxes                  6.1            4.0

Provision for income taxes                                    1.5            1.0
                                                            -----          -----
Income before extraordinary item                              4.6            3.0
Extraordinary loss from early extinguishment of debt          0.1             --
                                                            -----          -----
Net income                                                    4.5            3.0
                                                            =====          =====

Comparison of Three Months Ended April 30, 2002 and 2001

         Net sales in the first quarter ended April 30, 2002 were $93.5 million compared to $104.8 million in the prior year's comparable period, representing a decrease of $11.3 million or 10.7%. This decrease was primarily due to a decline in comparable store sales of 8.8%. The decline was also partially caused by a net reduction of nine stores since the end of the first quarter of last fiscal year.

         All major product categories contributed to the negative comparable store sales. The video category contributed 4.9%, the audio category contributed 2.4%, the appliance category contributed 1.1% and the television category contributed 0.7%. The other category positively impacted comparable store sales by 0.3% primarily due to stronger sales of ready to assemble furniture.

         As of April 30, 2002, we had 255 stores compared to 264 stores one year earlier. We did not open any stores and closed seven stores during the first quarter of fiscal 2002. There were four stores opened and two closed during the first quarter of fiscal 2001.

         Gross profit of $27.3 million (29.1% of net sales) in the first quarter of fiscal 2002 was 6.9% lower than the $29.3 million (27.9% of net sales) recorded in the first quarter of fiscal 2001. The increase in gross profit as a percentage of sales was primarily caused by a shift in sales toward higher gross profit margin products, more favorable pricing from vendors and less aggressive retail pricing in the stores.

         Selling, general and administrative expenses for the quarter ended April 30, 2002 were $25.0 million (26.7% of net sales), a 5.0% decrease from $26.3 million (25.1% of net sales) for the first quarter of fiscal 2001. The reduction in expenditures primarily relates to less advertising dollars spent due to limited expenditures on radio and television advertising in the current year and the reduction in the number of stores in operation.

         Interest expense was $1.3 million (1.4% of net sales) for the first quarter of fiscal 2002 versus $2.0 million (1.9% of net sales) for the first quarter of fiscal 2001. This decline was primarily caused by a reduction in the amount of mortgage debt outstanding and restructuring a large portion of the remaining mortgage debt to lower floating interest rates.

         Results for the first quarter of fiscals 2002 and 2001 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July

31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive cash payments from the sale on a quarterly basis through 2007 which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. Below is a table summarizing the income from the sales, net of certain expenses.



                                                           Three Months Ended
                                                                April 30
                                                          2002            2001
                                                            (In thousands)
February 1, 1999 sale                                     1,850           1,807
July 31, 2000 sale                                        1,350           1,288
May 31, 2001 sale                                         1,436              --
                                                          -----           -----
                                                          4,636           3,095
                                                          =====           =====


         Our effective tax rate was 25% for the first quarter of fiscal 2002 and 2001 after reflecting our share of federal income tax credits earned by the limited partnerships.

         In the first quarter of fiscal 2002, we recorded an extraordinary loss from the early extinguishment of debt of $91,000, net of the income tax effect of $59,000 as a result of paying off mortgage loans totaling $7.0 million.

         As a result of the foregoing, for the first quarter of fiscal 2002 net income was $4.2 million, a 34.7% increase from $3.1 million for the first quarter of fiscal 2001.

Liquidity and Capital Resources

         Net cash used in operating activities was $10.9 million for the first quarter of fiscal 2002, compared to usage of $2.0 million for the first quarter of fiscal 2001. For the first quarter of fiscal 2002, cash was provided by net income of $4.2 million, adjusted for the impact of a $4.6 million gain on our installment sales of the limited partnership interest and non-cash items of $231,000 which consisted of deferred income and depreciation and amortization. Cash was also provided by an increase of $5.1 million in accounts payable and a decrease of $1.2 million in accounts receivable. The primary uses of cash were an increase of $15.9 million in inventory due to seasonal air conditioner purchases and other inventory purchases and a decrease of $1.6 million in other liabilities primarily due to the timing of payment for compensation and taxes.

         At April 30, 2002, working capital was $89.2 million compared to $92.3 million at January 31, 2002. The ratio of current assets to current liabilities was 2.3 to 1 at April 30, 2002 and 2.4 to 1 at January 31, 2002.

         We received proceeds of $4.6 million during the first quarter of fiscal 2002 from installment sales of a portion of our ownership interest in a limited partnership.

         Cash used in financing activities totaled $8.5 million for the first quarter of fiscal 2002. The primary use of cash was for payments on long-term mortgage debt of approximately $8.6 million for the early extinguishment of debt for eight retail store locations and scheduled repayments.

         At April 30, 2002 we had authorization from the Board of Directors to purchase 1,158,300 shares of our common stock.

Forward-Looking Statements

         This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 (File No. 0-13283).


Item 3. Quantitative and Qualitative Disclosure About Market Risk

         No material changes since January 31, 2002.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of REX Stores Corporation was held on June 3, 2002, at which the following matter was submitted to a vote of shareholders:

         1.  Election of six directors.

         Nominee                      For             Withheld
         Stuart Rose                  10,094,252      1,478,262
         Lawrence Tomchin              9,968,052      1,604,462
         Robert Davidoff              11,489,467         83,047
         Edward Kress                 11,474,789         97,725
         Lee Fisher                   11,489,467         83,047
         Alexander Schwartz, Jr       11,489,467         83,047


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. No exhibits are filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       REX STORES CORPORATION
                                       Registrant



June 6, 2002                           STUART A. ROSE
                                       Stuart A. Rose
                                       Chairman of the Board
                                       (Chief Executive Officer)



June 6, 2002                           DOUGLAS L. BRUGGEMAN
                                       Douglas L. Bruggeman
                                       Vice President, Finance and
                                       Treasurer
                                       (Principal Financial and
                                       Chief Accounting Officer)