Form 10-Q
period 2002-07-31
REX STORES CORP
filed 2002-09-13
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                   --------     ---------

Commission File Number 0-13283

                             REX Stores Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                                     31-1095548
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

    2875 Needmore Road, Dayton, Ohio                           45414
 (Address of principal executive offices)                    (Zip Code)

                                 (937) 276-3931
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on September 12, 2002, the registrant had 12,239,590 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

            Consolidated Condensed Balance Sheets........................  3
            Consolidated Condensed Statements of Income..................  5
            Consolidated Condensed Statements of Shareholders' Equity....  7
            Consolidated Condensed Statements of Cash Flows..............  8
            Notes to Consolidated Condensed Financial Statements......... 10

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................. 13

Item 3.   Quantitative and Qualitative Disclosure About Market Risk...... 17


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................... 18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                   A S S E T S

                                                          July 31            January 31                 July 31
                                                            2002                2002                      2001
                                                                           (In Thousands)
                                                         Unaudited                                     Unaudited
ASSETS:
      Cash and cash equivalents                          $ 10,039             $ 39,441                 $  2,822
      Accounts receivable, net                                548                1,120                    1,605
      Synthetic fuel receivable                             3,327                1,545                    1,125
      Merchandise inventory                               138,860              101,017                  160,235
      Prepaid expenses and other                            3,073                2,554                    3,752
      Future income tax benefits                           12,614               12,614                    9,837
                                                         --------             --------                 --------
        Total current assets                              168,461              158,291                  179,376

PROPERTY AND EQUIPMENT, NET                               136,940              139,496                  134,118
FUTURE INCOME TAX BENEFITS                                  7,320                7,320                    9,523
RESTRICTED INVESTMENTS                                      2,232                2,222                    2,200
                                                         --------             --------                 --------
          Total assets                                   $314,953             $307,329                 $325,217
                                                         ========             ========                 ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                      $     65             $     66                 $  9,448
      Current portion of long-term debt                     4,783                5,012                    5,272
      Current portion of deferred income
         and deferred gain on sale and
         leaseback                                         11,096               11,790                   11,477
      Accounts payable, trade                              41,138               32,619                   52,223
      Accrued income taxes                                  2,847                1,373                        -
      Accrued payroll                                       4,914                5,856                    4,706


      Other current liabilities                             9,454                 9,319            9,246
                                                         --------              --------         --------
        Total current liabilities                          74,297                66,035           92,372
                                                         --------              --------         --------

LONG-TERM LIABILITIES:
      Long-term mortgage debt                              67,723                77,203           84,744
      Deferred income                                      14,069                15,173           15,525
      Deferred gain on sale and
         leaseback                                            646                   945            1,716
                                                         --------              --------         --------
           Total long-term liabilities                     82,438                93,321          101,985
                                                         --------              --------         --------

SHAREHOLDERS' EQUITY:
      Common stock                                            277                   274              263
      Paid-in capital                                     119,026               116,701          107,250
      Retained earnings                                   144,283               134,708          119,374
      Treasury stock                                     (105,368)             (103,710)         (96,027)
                                                         --------              --------         --------
          Total shareholders' equity                      158,218               147,973          130,860
                                                         --------              --------         --------
           Total liabilities and
             shareholders' equity                        $314,953              $307,329         $325,217
                                                         ========              ========         ========

                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                    UNAUDITED

                                                            Three Months Ended                     Six Months Ended
                                                                   July 31                              July 31
                                                            2002              2001               2002             2001
                                                                    (In Thousands, Except Per Share Amounts)
NET SALES                                                 $93,070           $100,542           $186,606        $205,331

COSTS AND EXPENSES:
      Cost of merchandise sold                             63,740             70,967            130,022         146,481
      Selling, general and
        administrative expenses                            26,012             26,940             51,017          53,265
                                                          -------           --------           --------        --------
Total costs and expenses                                   89,752             97,907            181,039         199,746
                                                          -------           --------           --------        --------

INCOME FROM OPERATIONS                                      3,318              2,635              5,567           5,585

INVESTMENT INCOME                                             133                 31                283              94
INTEREST EXPENSE                                           (1,267)            (2,261)           (2,602)          (4,227)
INCOME FROM LIMITED
      PARTNERSHIPS                                          5,004              4,754              9,640           7,849
                                                          -------           --------           --------        --------

Income before provision for
      income taxes                                          7,188              5,159             12,888           9,301

PROVISION FOR INCOME TAXES                                  1,797              1,289              3,222           2,326
                                                          -------           --------           --------        --------
Income before extraordinary
      item                                                  5,391              3,870              9,666           6,975

Extraordinary loss from early
      extinguishment of debt,
      net of tax                                                -                  -                 91               -
NET INCOME                                                $ 5,391           $  3,870           $  9,575        $  6,975
                                                          =======           ========           ========        ========
WEIGHTED AVERAGE SHARES
      OUTSTANDING-BASIC                                    12,522             11,462             12,411          11,690

Basic Net Income Per Share Before
      Extraordinary Item                                     0.43               0.34               0.78            0.60
Extraordinary Item                                              -                  -              (0.01)              -
                                                          =======           ========           ========        ========

BASIC NET INCOME PER SHARE                                $  0.43           $   0.34           $   0.77        $   0.60
                                                          =======           ========           ========        ========

WEIGHTED AVERAGE SHARES
      OUTSTANDING-DILUTED                                  14,728             13,258             14,755          13,238
                                                          =======           ========           ========        ========

Diluted Net Income Per Share Before
      Extraordinary Item                                     0.37               0.29               0.66            0.53
Extraordinary Item                                              -                  -              (0.01)              -
DILUTED NET INCOME
      PER SHARE                                           $  0.37           $   0.29           $   0.65        $   0.53
                                                          =======           ========           ========        ========

                  The accompanying notes are an integral part of
                     these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   UNAUDITED

                                                    Common Shares
                                 -----------------------------------------------------
                                         Issued                        Treasury               Paid-in        Retained
                                 Shares          Amount         Shares          Amount        Capital        Earnings
                                                                    (In Thousands)
Balance at
  January 31, 2002               27,358           $274          15,113         $103,710       $116,701        $134,708

Net income                         --             --              --               --             --             9,575

Treasury stock
  acquired                         --             --               121            2,031           --              --

Common stock
  issued                            368              3             (53)            (373)         2,325            --
                                 ------           ----          ------         --------       --------        --------
Balance at
  July 31, 2002                  27,726           $277          15,181         $105,368       $119,026        $144,283
                                 ======           ====          ======         ========       ========        ========


                  The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     UNAUDITED

                                                                                 Six Months Ended
                                                                                      July 31
                                                                               2002              2001
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $  9,575          $  6,975
      Adjustments to reconcile net
      income to net cash used in
      operating activities:
         Depreciation and amortization, net                                     2,167             2,100
         (Gain) Loss on disposal of fixed assets                                  262               (94)
         Deferred income                                                       (1,798)             (848)
         Income of limited partnerships                                        (9,640)           (7,849)
      Changes in assets and liabilities:
         Accounts receivable                                                      572             1,977
         Merchandise inventory                                                (37,843)          (16,085)
         Other current assets                                                    (522)              417
         Accounts payable, trade                                                8,519             4,543
         Other current liabilities                                                667            (1,154)
                                                                             --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                         (28,041)          (10,018)
                                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                    (468)           (1,785)
         Proceeds from sale of real estate
              and fixed assets                                                    300               896
         Proceeds from sale of partnership
              interest                                                          7,858             7,849
         Restricted investments                                                   (10)              (35)
                                                                             --------          --------
NET CASH PROVIDED BY
      INVESTING ACTIVITIES                                                      7,680             6,925
                                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (Decrease) in notes payable                                      (1)            8,706
         Payments of long-term debt                                            (9,710)           (2,269)
         Proceeds from long-term debt                                               -             6,100
         Common stock issued                                                    2,328             1,092
         Treasury stock issued                                                    373               292
         Treasury stock acquired                                               (2,031)           (8,693)
                                                                             --------          --------


NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                       (9,041)           5,228
                                                                               --------          -------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                                      (29,402)           2,135

CASH AND CASH EQUIVALENTS,
      beginning of period                                                        39,441              687
                                                                               --------          -------

CASH AND CASH EQUIVALENTS,
      end of period                                                            $ 10,039          $ 2,822
                                                                               ========          =======

                  The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 31, 2002

Note 1. Consolidated Financial Statements

         The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2002
(fiscal 2001). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Note 3. Stock Option Plans

         The following summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2002:

                                                             Shares Under Stock
                                                                 Option Plans
     Outstanding at January 31, 2002
     ($3.61 to $10.37 per share)                                  6,881,610
     Granted ($14.745 to $16.04 per share)                          353,936
     Exercised ($3.61 to $10.14 per share)                         (421,102)
     Canceled or expired ($4.61 to $14.745 per share)               (39,000)
                                                                  ---------
     Outstanding at July 31, 2002
     ($3.61 to $16.04 per share)                                  6,775,444
                                                                  =========

Note 4. Net Income Per Share

         The following table reconciles the basic and diluted net income per share computation for each period presented:

                                                                July 31, 2002
                                    ---------------------------------------------------------------------
                                           Three Months Ended                   Six Months Ended
                                    ---------------------------------   ---------------------------------
                                     Income      Shares     Per Share    Income      Shares     Per Share
                                     ------      ------     ---------    ------      ------     ---------
Basic net income per share           $5,391       12,522      $0.43      $ 9,575      12,411      $0.77
                                                              =====                               =====
Effect of stock options                            2,206                               2,344
                                     ------      -------                 -------     -------
Diluted net income per share         $5,391       14,728      $0.37      $ 9,575      14,755      $0.65
                                     ======      =======      =====      =======     =======      ======

                                                                July 31, 2001
                                    ---------------------------------------------------------------------
                                           Three Months Ended                   Six Months Ended
                                    ---------------------------------   ---------------------------------
                                     Income      Shares     Per Share    Income      Shares     Per Share
                                     ------      ------     ---------    ------      ------     ---------
Basic net income per share           $3,870       11,462      $0.34      $ 6,975      11,690      $0.60
                                                              =====                               =====
Effect of stock options                            1,796                               1,548
                                     ------      -------                 -------     -------
Diluted net income per share         $3,870       13,258      $0.29      $ 6,975      13,238      $0.53
                                     ======      =======      =====      =======     =======      ======

         For the three months ended July 31, 2002 and 2001, a total of 349,936 and 38,565 shares, respectively, and for the six months ended July 31, 2002 and 2001, a total of 24,936 and 534,092 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.

         On both August 10, 2001 and February 11, 2002, the Company effected a 3-for-2 stock split. All per share data shown above has been retroactively restated to reflect these splits.

Note 5. Early Extinguishment of Debt

         In the first quarter of fiscal 2002, the Company paid off approximately $7.0 million in mortgage debt. As a result, the Company expensed unamortized financing costs of approximately $150,000 as an extraordinary loss before an income tax benefit of approximately $59,000.

Note 6. Synthetic Fuel

         Net income for the 2002 second quarter and first half periods reflect approximately $4.6 million and $9.3 million, respectively, of pre-tax investment income from the sales of the Company's entire Partnership interest in a synthetic fuel limited partnership. The IRS is presently auditing this limited partnership. Approximately $2.5 million of the payment due to the Company during the fiscal 2002 second quarter relating to sales of certain portions of the limited partnership interest is being held in escrow pending the results of the IRS audit. Subsequent payments relating to certain of these sales will also be held in escrow pending the results of the IRS audit. Prior to the sales of the Company's interest in the partnership, the Company had been allocated in aggregate approximately $19.0 million in tax credits from this synthetic fuel limited partnership. In the Company's opinion, the Partnership is complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the Partnership will prevail if challenged by the IRS on any credits taken. The timing of the completion of the audit has not been determined. To date the Company has received approximately $36.8 million in payments with respect to its sales of its Partnership interests, which payments are non-refundable irrespective of the outcome of the audit.

         Net income for the 2002 second quarter and first half periods also reflects pre-tax income, net of litigation expenses, of approximately $0.4 million from the settlement of a previously filed lawsuit relating to its participation as a limited partner in a second limited partnership formed to produce synthetic fuel which qualifies for tax credits under Section 29 of the Internal Revenue Code. As part of the settlement, which was effected without the admission of liability by any party, the Company entered into an Amended and Restated Agreement of Limited Partnership which facilitates future production of synthetic fuel.

Note 7. Subsequent Events

         On September 5, 2002, the Company closed on its purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel which qualifies for tax credits under Section 29 of the Internal Revenue Code. The Company has obtained a Private Letter Ruling from the Internal Revenue Service which would allow the disassembly, and reconstruction, of the facility at a yet to be determined host site. The Company is presently searching for potential partners as to the relocation and commercialization of the plant and limiting the Company's maximum financial investment in the venture. If the plant cannot be relocated on terms acceptable to the Company, the Company is obligated to remove the plant from its existing site at a currently estimated cost to the Company of up to $2 million. While this acquisition may result in the future production of synthetic fuel, there can be no assurances that this facility will ever be placed into commercial operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of July 31, 2002 we operated 255 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2001" means the period February 1, 2001 to January 31, 2002.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                 Three Months Ended                      Six Months Ended
                                                      July 31                                July 31
                                              2002               2001                2002              2001
Net sales                                     100.0%             100.0%             100.0%             100.0%
Cost of merchandise sold                       68.5               70.6               69.7               71.3
                                              -----              -----              -----              -----
    Gross profit                               31.5               29.4               30.3               28.7

Selling, general and
  administrative expenses                      27.9               26.8               27.3               26.0
                                              -----              -----              -----              -----
    Income from operations                      3.6                2.6                3.0                2.7

Investment income                               0.1                 --                0.1                0.1
Interest expense                               (1.4)              (2.2)              (1.4)              (2.1)
Income from limited partnerships                5.4                4.7                5.2                3.8
                                              -----              -----              -----              -----
    Income before provision
      for income taxes                          7.7                5.1                6.9                4.5

Provision for income taxes                      1.9                1.3                1.7                1.1
                                              -----              -----              -----              -----
Income before extraordinary item                5.8                3.8                5.2                3.4
Extraordinary loss from early
      extinguishment of debt                     --                 --                0.1                 --
                                              -----              -----              -----              -----

Net income                                      5.8%               3.8%               5.1%               3.4%
                                              =====              =====              =====              =====

Comparison of Three and Six Months Ended July 31, 2002 and 2001

         Net sales in the second quarter ended July 31, 2002 were $93.1 million compared to $100.5 million in the prior year's second quarter, representing a decrease of $7.4 million or 7.4%. This decrease was primarily due to a decline in comparable store sales of 5.6%. The decline was also partially caused by a net reduction of nine stores since the end of the second quarter of fiscal 2001.

         The strongest product category for the Company for the second quarter of fiscal 2002 was appliances which positively impacted comparable store sales by 1.6%. This was due to strong air conditioner sales for the quarter due to warmer summer conditions compared to the prior year. The remaining major product categories contributed to our negative comparable store sales with the audio category contributing 3.1%, the video category contributing 2.1% and the television category contributing 2.0%.

         Net sales for the first half of fiscal 2002 were $186.6 million compared to $205.3 million for the first half of fiscal 2001, representing a decrease of $18.7 million or 9.1%. This decrease was primarily due to a decline in comparable store sales of 7.2%. The decline was also partially caused by a net reduction of nine stores since the end of the second quarter of fiscal 2001.

         The only major product category which positively impacted comparable store sales was the appliance category which positively contributed 0.3% to comparable store sales due to strong air conditioner sales in the second quarter. The remaining major product categories contributed to the negative comparable store sales with the video category contributing 3.5%, the audio category contributing 2.7% and the television category contributing 1.3%.

         As of July 31, 2002, we had 255 stores compared to 264 stores one year earlier. We did not open any stores and closed seven stores during the first half of fiscal 2002. There were six stores opened and four closed in the first half of fiscal 2001.

         Gross profit of $29.3 million (31.5% of net sales) in the second quarter of fiscal 2002 was $0.3 million lower than the $29.6 million (29.4% of net sales) recorded in the second quarter of fiscal 2001. Gross profit for the first half of fiscal 2002 was $56.6 million (30.3% of net sales) compared to $58.8 million (28.7% of net sales) for the first half of fiscal 2001. The gross profit margin for the second quarter of fiscal 2002 was positively impacted from stronger air conditioner sales which had a high gross profit margin due to opportunistic purchases. Overall the gross profit margin has been positively impacted by a shift in sales toward higher gross profit margin products and more favorable pricing from vendors.

         Selling, general and administrative expenses for the second quarter of fiscal 2002 were $26.0 million (27.9% of net sales) compared to $26.9 million (26.8% of net sales) for the second quarter of fiscal 2001. This represents a decrease of $0.9 million or 3.4%. Selling, general and administrative expenses for the first half of fiscal 2002 were $51.0 million (27.3% of net sales), a 4.2% decrease from $53.3 million (26.0% of net sales) for the first half of fiscal 2001. The reduction in expenditures primarily relates to less advertising dollars spent due to limited expenditures on radio and television advertising in the current year and the reduction in the number of stores in operation.

         Interest expense decreased to $1.3 million (1.4% of net sales) for the second quarter of fiscal 2002 from $2.3 million (2.2% of net sales) for the second quarter of fiscal 2001. Interest expense for the first half of fiscal 2002 was $2.6 million (1.4% of net sales) compared to $4.2 million (2.1% of net sales) for the first half of fiscal 2001. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding and restructuring a large portion of the remaining mortgage debt to lower floating interest rates.

         Results for the second quarter and first half of fiscals 2002 and 2001 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We report the installment income from these sales on a quarterly basis. Below is a table summarizing the income from the sales, net of certain expenses.

                                               Three Months Ended                  Six Months Ended
                                                     July 31                           July 31
                                               2002            2001            2002              2001
                                                                  (In Thousands)
February 1, 1999 sale                         $1,850           $1,780          $3,699            $3,587
July 31, 2000 sale                             1,350            1,626           2,700             2,914
May 31, 2001 sale                              1,436            1,347           2,873             1,347

                                              ------           ------          ------            ------
                                              $4,636           $4,753          $9,272            $7,848
                                              ======           ======          ======            ======

         The Internal Revenue Service (IRS) is presently auditing this limited partnership. Approximately $2.5 million of the payment due to the Company during the fiscal 2002 second quarter relating to sales of certain portions of the limited partnership interest is being held in escrow pending the results of the IRS audit. Subsequent payments relating to certain of these sales will also be held in escrow pending the results of the IRS audit. The timing of the completion of the audit has not been determined.

         Net income for the 2002 second quarter and first half periods also reflects pre-tax income, net of litigation expenses, of approximately $0.4 million from the settlement of a previously filed lawsuit relating to our participation as a limited partner in a second limited partnership formed to produce synthetic fuel which qualifies for tax credits under Section 29 of the Internal Revenue Code. As part of the settlement, which was effected without the admission of liability by any party, the Company entered into an Amended and Restated Agreement of Limited Partnership which facilitates future production of synthetic fuel.

         Our effective tax rate was 25% for all periods presented after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

         As a result of the foregoing, net income for the second quarter of fiscal 2002 was $5.4 million, a 39.3% increase from $3.9 million for the second quarter of fiscal 2001. Net income for the first half of fiscal 2002 was $9.6 million, a 37.3% increase from $7.0 million for the first half of fiscal 2001.

Liquidity and Capital Resources

         Net cash used in operating activities was $28.0 million for the first six months of fiscal 2002, compared to $10.0 million for the first six months of fiscal 2001. For the first half of fiscal 2002, cash was provided by net income of $9.6 million, adjusted for the impact of $9.6 million for gains on our installment sales of the limited partnership interest, non-cash items of $0.4 million which consisted of deferred income and depreciation and amortization and $0.3 million loss from disposal of fixed assets. Cash was also provided by an increase of $8.5 million in accounts payable, an increase of $0.7 million in other liabilities and a decrease of $0.6 million in accounts receivable. The primary use of cash was an increase of $37.8 million in inventory due to the timing of purchases. Cash was also used by an increase in other assets of $0.5 million.

         At July 31, 2002, working capital was $94.2 million compared to $92.3 million at January 31, 2002. The ratio of current assets to current liabilities was 2.3 to 1 at July 31, 2002 and 2.4 to 1 at January 31, 2002.

         We received proceeds of approximately $7.9 million and $7.8 million during the first half of fiscals 2002 and 2001, respectively, from installment sales of our ownership interest in a limited partnership.

         Cash used in financing activities totaled $9.0 million for the first half of fiscal 2002. The primary use of cash was for payments on long-term mortgage debt of approximately $9.7 million for the early extinguishment of debt for eight retail store locations and scheduled repayments.

         Cash provided by financing activities totaled approximately $5.2 million of the first half of fiscal 2001. Cash was provided by borrowings of $8.7 million on the line of credit during the first half of fiscal 2001 and proceeds of $6.1 million from long-term debt borrowings related to mortgage financing of seven stores. We also received proceeds of $1.4 million from the exercise of employee stock options. Cash was used to purchase 1,064,700 shares (split adjusted) of our common stock for approximately $8.7 million during the first half of fiscal 2001. Cash was also used for payments on long-term debt of $2.3 million.

         At July 31, 2002 we had authorization from our Board of Directors to purchase 1,158,300 shares of our common stock. Subsequent to the end of the second quarter we have purchased 308,400 shares of our common stock.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the implementation of the statement will not have a material impact on our results of operations and financial position.

         In May 2002, the FASB issued SFAS 145, "Recission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB No. 30. The provisions of SFAS No. 145 related to the SFAS No. 4 revision are effective for financial statements issued for fiscal years beginning after May 15, 2002, however, early adoption is encouraged.
Once adopted, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item should be reclassified. In addition, SFAS 145 amends
FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We have not yet assessed the impact of the adoption of this standard on our consolidated financial position, results of operations or cash flows.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not yet assessed the impact of the adoption of this standard on our consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

         This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 (File No. 0-13283).

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         No material changes since January 31, 2002.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. No exhibits are filed with this report.

         (b) Reports on Form 8-K. During the quarter ended July 31, 2002, the Company filed a report on Form 8-K dated June 13, 2002, reporting under Item 4. "Changes in Registrant's Certifying Accountant," that on June 13, 2002, the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP as its independent auditor for the year ending January 31, 2003 and dismissed the firm of Arthur Andersen LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            REX STORES CORPORATION
                                            Registrant


September 13, 2002                          STUART A. ROSE
                                            Stuart A. Rose
                                            Chairman of the Board
                                            (Chief Executive Officer)


September 13, 2002                          DOUGLAS L. BRUGGEMAN
                                            Douglas L. Bruggeman
                                            Vice President, Finance and
                                            Treasurer
                                            (Principal Financial and
                                            Chief Accounting Officer)



                                 CERTIFICATIONS

         I, Stuart A. Rose, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of REX Stores Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002

STUART A. ROSE
Stuart A. Rose
Chairman of the Board and
Chief Executive Officer

         I, Douglas L. Bruggeman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of REX Stores Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002

DOUGLAS L. BRUGGEMAN
Douglas L. Bruggeman
Vice President, Finance and Treasurer
Principal Financial Officer