Form 10-Q
period 2002-10-31
REX STORES CORP
filed 2002-12-13
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

At the close of business on December 12, 2002, the registrant had 11,681,390 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Condensed Balance Sheets........................    3
            Consolidated Condensed Statements of Income..................    4
            Consolidated Condensed Statements of
               Shareholders' Equity......................................    5
            Consolidated Condensed Statements of
               Cash Flows................................................    6
            Notes to Consolidated Condensed Financial
               Statements................................................    7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...................................................   11

Item 3.   Quantitative and Qualitative Disclosure About
            Market Risk..................................................   16

Item 4.   Controls and Procedures........................................   16


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................   18


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   A S S E T S
                                                               October 31    January 31      October 31
                                                                 2002           2002            2001
                                                                            (In Thousands)
                                                               Unaudited                      Unaudited
                                                               ---------      ---------       ---------
ASSETS:
      Cash and cash equivalents                                $   1,495      $  39,441        $  2,440
      Accounts receivable, net                                       626          1,120           1,149
      Synthetic fuel receivable                                    5,592          1,545            --
      Merchandise inventory                                      167,616        101,017         156,118
      Prepaid expenses and other                                   3,282          2,554           4,029
      Future income tax benefits                                  12,614         12,614           9,837
                                                               ---------      ---------        --------
        Total current assets                                     191,225        158,291         173,573

PROPERTY AND EQUIPMENT, NET                                      136,280        139,496         134,803
FUTURE INCOME TAX BENEFITS                                         7,320          7,320           9,523
RESTRICTED INVESTMENTS                                             2,237          2,222           2,211
                                                               ---------      ---------        --------
          Total assets                                         $ 337,062      $ 307,329        $320,110
                                                               =========      =========        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                            $  21,829      $      66        $ 12,121
      Current portion of long-term debt                            4,845          5,012           5,319
      Current portion of deferred income
         and deferred gain on sale and
         leaseback                                                11,154         11,790          11,385
      Accounts payable, trade                                     46,075         32,619          40,484
      Accrued income taxes                                         3,005          1,373            --
      Accrued payroll                                              5,209          5,856           4,982
      Other current liabilities                                    9,349          9,319           9,236
                                                               ---------      ---------        --------
        Total current liabilities                                101,466         66,035          83,527
                                                               ---------      ---------        --------

LONG-TERM LIABILITIES:
      Long-term mortgage debt                                     66,493         77,203          85,039
      Deferred income                                             13,679         15,173          15,036
      Deferred gain on sale and
         leaseback                                                   497            945           1,511
                                                               ---------      ---------        --------
           Total long-term liabilities                            80,669         93,321         101,586
                                                               ---------      ---------        --------

SHAREHOLDERS' EQUITY:
      Common stock                                                   277            274             263
      Paid-in capital                                            119,082        116,701         107,282
      Retained earnings                                          148,557        134,708         123,812
      Treasury stock                                            (112,989)      (103,710)        (96,360)
                                                               ---------      ---------        --------
          Total shareholders' equity                             154,927        147,973         134,997
                                                               ---------      ---------        --------
           Total liabilities and
             shareholders' equity                              $ 337,062      $ 307,329        $320,110
                                                               =========      =========        ========

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                            Three Months Ended                  Nine Months Ended
                                                 October 31                         October 31
                                           2002             2001             2002             2001

                                                   (In Thousands, Except Per Share Amounts)

NET SALES                               $95,743         $107,335         $282,349         $312,666

COSTS AND EXPENSES:
      Cost of merchandise sold           66,825           76,220          196,847          222,701
      Selling, general and
        administrative expenses          25,716           27,265           76,733           80,530
                                        -------         --------         --------         --------
Total costs and expenses                 92,541          103,485          273,580          303,231
                                        -------         --------         --------         --------

INCOME FROM OPERATIONS                    3,202            3,850            8,769            9,435

INVESTMENT INCOME                            16               23              299              117
INTEREST EXPENSE                         (1,388)          (2,188)          (3,990)          (6,415)
INCOME FROM LIMITED
      PARTNERSHIPS                        3,854            4,232           13,494           12,081
                                        -------         --------         --------         --------

Income before provision for
      income taxes                        5,684            5,917           18,572           15,218

PROVISION FOR INCOME TAXES                1,410            1,479            4,632            3,805
                                        -------         --------         --------         --------
Income before extraordinary
      item                                4,274            4,438           13,940           11,413

Extraordinary loss from
      extinguishment of debt,
      net of tax                           --               --                 91             --

NET INCOME                              $ 4,274         $  4,438         $ 13,849         $ 11,413
                                        =======         ========         ========         ========

WEIGHTED AVERAGE SHARES
      OUTSTANDING-BASIC                  12,179           11,590           12,333           11,657
                                        =======         ========         ========         ========
Basic Net Income Per Share
      Before Extraordinary Item            0.35             0.38             1.13             0.98
Extraordinary Item                         --               --              (0.01)            --
                                        -------         --------         --------         --------

BASIC NET INCOME PER SHARE              $  0.35         $   0.38         $   1.12         $   0.98
                                        =======         ========         ========         ========

WEIGHTED AVERAGE SHARES
      OUTSTANDING-DILUTED                13,791           13,340           14,482           13,271
                                        =======         ========         ========         ========

Diluted Net Income Per Share
      Before Extraordinary Item            0.31             0.33             0.96             0.86
Extraordinary Item                         --               --              (0.01)            --
                                        -------         --------         --------         --------
DILUTED NET INCOME
      PER SHARE                         $  0.31         $   0.33         $   0.95         $   0.86
                                        =======         ========         ========         ========

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                           Common Shares
                                -----------------------------------------------
                                     Issued                    Treasury
                               -------------------       ----------------------       Paid-in          Retained
                               Shares       Amount       Shares         Amount        Capital          Earnings
                                                                 (In Thousands)
Balance at
  January 31, 2002              27,358       $274          15,113      $103,710      $116,701        $134,708

Net income                        --          --             --            --            --            13,849

Treasury stock
  acquired                        --          --              855         9,651          --              --

Common stock
  issued                           380          3             (53)         (372)        2,381            --
                                ------       ----          ------      --------      --------        --------

Balance at
  October 31, 2002              27,738       $277          15,915      $112,989      $119,082        $148,557
                                ======       ====          ======      ========      ========        ========

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                            Nine Months Ended
                                                               October 31
                                                        2002                 2001
                                                             (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                        $ 13,849         $ 11,413
      Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Depreciation and amortization, net                3,246            3,141
         (Gain) Loss on disposal of fixed assets              81             (111)
         Deferred income                                  (2,130)          (1,428)
         Income of limited partnerships                  (13,494)         (12,081)
      Changes in assets and liabilities:
         Accounts receivable                                 493            3,558
         Merchandise inventory                           (66,599)         (11,968)
         Other current assets                               (732)             139
         Accounts payable, trade                          13,457           (7,196)
         Other current liabilities                         1,015             (888)
                                                        --------         --------
NET CASH USED IN OPERATING ACTIVITIES                    (50,814)         (15,421)
                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                             (1,663)          (3,717)
         Proceeds from sale of real estate
                  and fixed assets                         1,108              914
         Income from sale of partnership
              interest                                     9,448           12,081
         Restricted investments                              (15)             (46)
                                                        --------         --------
NET CASH PROVIDED BY
      INVESTING ACTIVITIES                                 8,878            9,232
                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable                        21,763           11,379
         Payments of long-term debt                      (10,878)          (4,027)
         Proceeds from long-term debt                       --              8,200
         Common stock issued                               2,384            1,124
         Treasury stock issued                               372              307
         Treasury stock acquired                          (9,651)          (9,041)
                                                        --------         --------

NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                 3,990            7,942
                                                        --------         --------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                               (37,946)           1,753

CASH AND CASH EQUIVALENTS,
      beginning of period                                 39,441              687
                                                        --------         --------

CASH AND CASH EQUIVALENTS,
      end of period                                     $  1,495         $  2,440
                                                        ========         ========

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                October 31, 2002

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

Note 3.  Stock Option Plans

         The following summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2002:

                                                                                  Shares Under Stock
                                                                                    Option Plans
     Outstanding at January 31, 2002
       ($3.61 to $10.37 per share)                                                      6,881,610
     Granted ($14.745 to $16.04 per share)                                                353,936
     Exercised ($3.61 to $10.14 per share)                                               (432,952)
     Canceled or expired ($4.61 to $14.745 per share)                                     (39,000)
                                                                                        ---------
     Outstanding at October 31, 2002
       ($3.61 to $16.04 per share)                                                      6,763,594
                                                                                        =========

Note 4.  Net Income Per Share

         The following table reconciles the basic and diluted net income per share computation for each period presented:

                                                                             October 31, 2002
                                             -------------------------------------------------------------------------------
                                                     Three Months Ended                          Nine Months Ended
                                             -----------------------------------          -----------------------------------
                                                                           Per                                         Per
                                             Income        Shares          Share           Income        Shares        Share
                                             ------        ------         ------          -------        ------        -----
Basic net income
     per share                               $4,274        12,179          $0.35          $13,849        12,333        $1.12
                                                                           =====                                       =====
Effect of stock options                                     1,612                                         2,149
                                             ------        ------                         -------        ------
Diluted net income per share                 $4,274        13,791          $0.31          $13,849        14,482        $0.95
                                             ======        ======          =====          =======        ======        =====



                                                                             October 31, 2001
                                             --------------------------------------------------------------------------------
                                                   Three Months Ended                             Nine Months Ended
                                             -----------------------------------          -----------------------------------
                                                                           Per                                         Per
                                             Income        Shares          Share           Income        Shares        Share
                                             ------        ------         ------          -------        ------        -----
Basic net income
     per share                               $4,438        11,590          $0.38          $11,413        11,657        $0.98
                                                                           =====                                       =====
Effect of stock options                                     1,750                                         1,614
                                             ------        ------                         -------        ------
Diluted net income
     per share                               $4,438        13,340          $0.33          $11,413        13,271        $0.86
                                             ======        ======          =====          =======        ======        =====


         For the three and nine months ended October 31, 2002, a total of 349,936 shares, and for the three and nine months ended October 31, 2001, a total of 497,157 shares, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.

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

Note 6.  Synthetic Fuel

         Net income for the 2002 third quarter and first nine months reflect approximately $3.8 million and $13.1 million, respectively, of pre-tax investment income from the sales of the Company's entire Partnership interest in a synthetic fuel limited partnership. The IRS is presently auditing this limited partnership. Approximately $2.5 million and $5.0 million of the payment due the Company and reported as income during the fiscal 2002 third quarter and nine month period, respectively, relating to sales of certain portions of the limited partnership interest is being held in escrow pending the results of the IRS audit. Subsequent payments relating to certain of these sales will also be held in escrow pending the results of the IRS audit. Prior to the sales of the

Company's interest in the Partnership, the Company had been allocated in aggregate approximately $19.0 million in tax credits from this synthetic fuel limited partnership. In the Company's opinion, the Partnership is complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the Partnership will prevail if challenged by the IRS on any credits taken. The timing of the completion of the audit has not been determined. To date the Company has received approximately $38.5 million in payments with respect to its sales of its Partnership interests, which payments are non-refundable irrespective of the outcome of the audit.

         Net income for the first nine months of fiscal 2002 also reflects pre-tax income, net of litigation expenses, of approximately $0.4 million from the settlement of a previously filed lawsuit relating to its participation as a limited partner in a second limited partnership formed to produce synthetic fuel which qualifies for tax credits under Section 29 of the Internal Revenue Code. As part of the settlement, which was effected without the admission of liability by any party, the Company entered into an Amended and Restated Agreement of Limited Partnership which facilitates future production of synthetic fuel. This facility is now operational and producing synthetic fuel.

         On September 5, 2002, the Company closed on its purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel which qualifies for tax credits under Section 29 of the Internal Revenue Code. The Company has obtained a Private Letter Ruling from the Internal Revenue Service which would allow the disassembly, and reconstruction, of the facility at a yet to be determined host site. The Company is presently searching for potential partners as to the relocation and commercialization of the plant and limiting the Company's maximum financial investment in the venture. If the plant cannot be relocated on terms acceptable to the Company, the Company is obligated to remove the plant from its existing site at a currently estimated cost to the Company of up to $2 million. Through October 31, 2002, approximately $550,000 had been spent and capitalized on this project, with an additional $500,000 being held in escrow to guarantee the Company's future performance. While this acquisition may result in the future production of synthetic fuel, there can be no assurances that this facility will ever be placed into commercial operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of October 31, 2002 we operated 255 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2002" means the period February 1, 2002 to January 31, 2003.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                          Three Months Ended             Nine Months Ended
                                               October 31                    October 31
                                          2002           2001           2002           2001
Net sales                                 100.0%         100.0%         100.0%         100.0%
Cost of merchandise sold                   69.8           71.0           69.7           71.2
                                          -----          -----          -----          -----
    Gross profit                           30.2           29.0           30.3           28.8

Selling, general and
  administrative expenses                  26.9           25.4           27.2           25.8
                                          -----          -----          -----          -----
    Income from operations                  3.3            3.6            3.1            3.0

Investment income                          --             --              0.1           --
Interest expense                           (1.4)          (2.0)          (1.4)          (2.0)
Income from limited partnerships            4.0            4.0            4.8            3.9
                                          -----          -----          -----          -----
    Income before provision
      for income taxes                      5.9            5.6            6.6            4.9

Provision for income taxes                  1.4            1.4            1.7            1.2
                                          -----          -----          -----          -----
Income before extraordinary item            4.5            4.2            4.9            3.7
Extraordinary loss from early
      extinguishment of debt               --             --             --             --
                                          -----          -----          -----          -----
Net income                                  4.5%           4.2%           4.9%           3.7%
                                          =====          =====          =====          =====


Comparison of Three and Nine Months Ended October 31, 2002 and 2001

         Net sales in the third quarter ended October 31, 2002 were $95.7 million compared to $107.3 million in the prior year's third quarter, representing a decrease of $11.6 million or 10.8%. This decrease was primarily due to a decline in comparable store sales of 7.8%. The decline was also partially caused by a net reduction of nine stores since the end of the third quarter of fiscal 2001.

         The strongest product category for the Company for the third quarter of fiscal 2002 was televisions which overall was flat on comparable store sales compared to the third quarter of fiscal 2001. Television sales benefited from stronger sales of large screen high definition ready televisions. The remaining major product categories contributed to our negative comparable store sales with the appliance category contributing 2.9%, the video category contributing 2.5% and the audio category contributing 2.3%

         Net sales for the first nine months of fiscal 2002 were $282.3 million compared to $312.7 million for the first nine months of fiscal 2001, representing a decrease of $30.3 million or 9.7%. This decrease was primarily due to a decline in comparable store sales of 7.4%. The decline was also partially caused by a net reduction of nine stores since the end of the third quarter of fiscal 2001. All of the major product categories contributed to the negative comparable store sales with the video category contributing 3.1%, the audio category contributing 2.6%, the appliance category contributing 0.9% and the television category contributing 0.8%.

         As of October 31, 2002 we had 255 stores compared to 264 stores one year earlier. We did not open any stores and closed seven stores during the first nine months of fiscal 2002. There were six stores opened and four closed in the first nine months of fiscal 2001.

         Gross profit of $28.9 million (30.2% of net sales) in the third quarter of fiscal 2002 was $2.2 million lower than the $31.1 million (29.0% of net sales) recorded in the third quarter of fiscal 2001. Gross profit for the first nine months of fiscal 2002 was $85.5 million (30.3% of net sales) compared to $90.0 million (28.8% of net sales) for the first nine months of fiscal 2001. The gross profit margin has been positively impacted by a shift in sales mix toward higher gross profit margin categories and more favorable pricing from vendors on certain products. The shift in mix includes recognizing a higher mix of service contracts, which generally have a higher gross profit margin, compared to last year.

         Selling, general and administrative expenses for the third quarter of fiscal 2002 were $25.7 million (26.9% of net sales) compared to $27.3 million (25.4% of net sales) for the third quarter of fiscal 2001. This represents a decrease of $1.6 million or 5.7%. Selling, general and administrative expenses for the first nine months of fiscal 2002 were $76.7 million (27.2% of net sales), a 4.7% decrease from $80.5 million (25.8% of net sales) for the first nine months of fiscal 2001. The reduction in expenditures for the third quarter and first nine months of fiscal 2002 primarily relates to the reduction in the number of stores in operation and lower sales commission costs related to lower sales. The Company also reduced radio and television advertising in the first half of fiscal 2002.

         Interest expense decreased to $1.4 million (1.4% of net sales) for the third quarter of fiscal 2002 from $2.2 million (2.0% of net sales) for the third quarter of fiscal 2001. Interest expense for the first nine months of fiscal 2002 was $4.0 million (1.4% of net sales) compared to $6.4 million (2.0% of net sales) for the first nine months of fiscal 2001. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding and restructuring a large portion of the remaining mortgage debt to lower floating interest rates.

         Results for the third quarter and first nine months of fiscals 2002 and 2001 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We report the installment income from these sales on a quarterly basis. Below is a table summarizing the income from the sales, net of certain expenses.

                                   Three Months Ended               Nine Months Ended
                                        October 31                      October 31
                                  2002            2001            2002              2001
                                                     (In Thousands)

February 1, 1999 sale            $1,666           $1,765         $ 5,365           $ 5,352
July 31, 2000 sale                1,350            1,030           4,050             3,944
May 31, 2001 sale                   838            1,437           3,711             2,785
                                 ------           ------         -------           -------
                                 $3,854           $4,232         $13,126           $12,081
                                 ======           ======         =======           =======

         The Internal Revenue Service (IRS) is presently auditing this limited partnership. Approximately $2.5 million and $5.0 million of the payment due the Company and reported as income during the fiscal 2002 third quarter and nine month period, respectively, relating to sales of certain portions of the limited partnership interest is being held in escrow pending the results of the IRS audit. Subsequent payments relating to certain of these sales will also be held in escrow pending the results of the IRS audit. The timing of the completion of the audit has not been determined.

         Net income for the third quarter and first nine months of fiscal 2002 also reflects pre-tax income, net of litigation expenses, of approximately $0.4 million from the settlement of a previously filed lawsuit relating to our participation as a limited partner in a second limited partnership formed to produce synthetic fuel which qualifies for tax credits under Section 29 of the Internal Revenue Code. As part of the settlement, which was effected without the admission of liability by any party, the Company entered into an Amended and Restated Agreement of Limited Partnership which facilitates future production of synthetic fuel.

         Our effective tax rate was 25% for all periods presented after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

         As a result of the foregoing, net income for the third quarter of fiscal 2002 was $4.3 million, a 3.7% decrease from $4.4 million for the third quarter of fiscal 2001. Net income for the first nine months of fiscal 2002 was $13.8 million, a 21.3% increase from $11.4 million for the first nine months of fiscal 2001.

Liquidity and Capital Resources

         Net cash used in operating activities was $50.8 million for the first nine months of fiscal 2002, compared to $15.4 million for the first nine months of fiscal 2001. For the first nine months of fiscal 2002, cash was provided by net income of $13.8 million, adjusted for the impact of $13.5 million for gains on our installment sales of the limited partnership interest, non-cash items of $1.1 million which consisted of deferred income and depreciation and amortization and $0.1 million loss from disposal of fixed assets. Cash was also provided by an increase of $13.5 million in accounts payable, an increase of $1.0 million in other liabilities and a decrease of $0.5 million in accounts receivable. The primary use of cash was an increase of $66.6 million in inventory due to the timing of purchases for the holiday season. Cash was also used by an increase in other assets of $0.7 million.

         At October 31, 2002, working capital was $89.8 million compared to $92.3 million at January 31, 2002. The ratio of current assets to current liabilities was 1.9 to 1 at October 31, 2002 and 2.4 to 1 at January 31, 2002.

         We received proceeds of approximately $9.4 million and $12.1 million during the first nine months of fiscals 2002 and 2001, respectively, from installment sales of our ownership interest in a limited partnership.

         Cash used in financing activities totaled $4.0 million for the first nine months of fiscal 2002. The primary uses of cash were for payments on long-term mortgage debt of approximately $10.9 million for the early extinguishment of debt for eight retail store locations and scheduled repayments and $9.7 million to acquire 855,130 shares of our common stock. Cash was provided by borrowings of $21.8 million on the line of credit and $2.8 million from the exercise of employee stock options.

         Cash provided by financing activities totaled approximately $7.9 million of the first nine months of fiscal 2001. Cash was provided by borrowings of $11.4 million on the line of credit during the first nine months of fiscal 2001 and proceeds of $8.2 million from long-term debt borrowings related to mortgage financing of nine stores. We also received proceeds of $1.4 million from the exercise of employee stock options. Cash was used to purchase 1,102,950 shares (split adjusted) of our common stock for approximately $9.0 million during the first nine months of fiscal 2001. Cash was also used for payments on long-term debt of $4.0 million.

         We currently have under construction a 156,500 square foot addition to our warehouse facility in Dayton, Ohio at an estimated cost of approximately $3.4 million.

         At October 31, 2002 we had authorization from our Board of Directors to purchase 424,400 shares of our common stock. Subsequent to the end of the third quarter we have purchased 149,550 shares of our common stock.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the implementation of the statement will not have a material impact on our results of operations and financial position.

         In May 2002, the FASB issued SFAS 145, "Recision of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB No.
30. The provisions of SFAS No. 145 related to the SFAS No. 4 revision are effective for financial statements issued for fiscal years beginning after May 15, 2002, however, early adoption is encouraged. Once adopted, any gain or loss on extinguishment of debt that was classified as an extraordinary item should be reclassified. In addition, SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We have not yet assessed the impact of the adoption of this standard on our consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         No material changes since January 31, 2002.

Item 4. Controls and Procedures

         Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. No exhibits are filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    REX STORES CORPORATION
                                    Registrant



December 13, 2002                   STUART A. ROSE
                                    Stuart A. Rose
                                    Chairman of the Board
                                    (Chief Executive Officer)



December 13, 2002                   DOUGLAS L. BRUGGEMAN
                                    Douglas L. Bruggeman
                                    Vice President, Finance and
                                    Treasurer
                                    (Principal Financial and
                                    Chief Accounting Officer)

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002


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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002


DOUGLAS L. BRUGGEMAN
Douglas L. Bruggeman
Vice President, Finance and Treasurer
Principal Financial Officer