Form 10-K
period 2003-01-31
REX STORES CORP
filed 2003-04-25
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2003           COMMISSION FILE NO. 0-13283

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No

At the close of business on July 31, 2002 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,932,082 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $127,246,968.

There were 10,814,590 shares of the registrant's Common Stock outstanding as of April 22, 2003.

                       Documents Incorporated by Reference

Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on May 29, 2003 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                              AVAILABLE INFORMATION

REX makes available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. REX's Internet website address is www.rextv.com.

                                     PART I

Item 1.  Business

Overview

We are a leading specialty retailer in the consumer electronics/appliance industry, serving over 200 small to medium-sized towns and communities. Since 1980, when our first four stores were acquired, we have expanded into a national chain operating 252 stores in 37 states under the "REX" trade name. Our stores average approximately 11,300 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, video and audio equipment, camcorders and major household appliances.

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

Our strategy is to continue to open stores in small to medium sized markets when market conditions merit. We will focus on markets with a newspaper circulation which can efficiently and cost-effectively utilize our print advertising materials and where we believe we can become a dominant retailer.

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

Business Strategy

Our objective is to be a leading consumer electronics/appliance retailer in each of our markets. The key elements of our business strategy include:

Focusing on Small Markets

We traditionally have concentrated our stores in markets with populations of 20,000 to 300,000. When opening stores, we focus in markets with populations under 85,000, which generally are underserved by our competitors. We believe our low-overhead store format and our ability to operate in free-standing as well as strip shopping centers and regional mall locations makes us well suited to serve these small markets.

Maintaining Guaranteed Lowest Prices

We actively monitor prices at competing stores and adjust our prices as necessary to meet or beat the competition. We guarantee the lowest price on our products through a policy of refunding 125% of the difference between our price and a competitor's price on the same item.

Offering a Broad Selection of Brand Name Products

We offer a broad selection of brand name products within key product categories. We carry most major brands of consumer electronics and several major brands of appliances. We offer merchandise in each of our product categories at a range of price points and generally maintain sufficient product stock for immediate delivery to customers.

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

Store Openings

Site Selection. When expanding, we select locations for future stores based on our evaluation of individual site economics and market conditions. When deciding whether to enter a new market or open another store in an existing market, we evaluate a number of criteria, including:

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

We either lease or purchase store sites depending upon opportunities available to us and relative costs. We did not open any stores in fiscal 2002 and currently have no stores under development for fiscal 2003.

Store Economics. For leased stores, we anticipate per store capital expenditures of $100,000 to $250,000. This amount may increase to the extent we are responsible for the remodeling or renovation of the new leased site. We anticipate expenditures of approximately $950,000 to $1,400,000 when we build and own a store location, which include the cost of the land purchased, building construction and fixtures. The purchase amount varies depending upon the size and location of the store. The purchase amount may be higher if we build or purchase a location larger than our needs and attempt to lease a portion of the store. Historically, we have normally obtained long-term mortgage financing of approximately 75% of the land and building cost of opening owned stores. Mortgage financing is generally obtained after a store is opened, either on a site by site or multiple store basis. The extent to which we seek mortgage financing for owned stores is dependent upon mortgage rates, terms, availability and needs.

The gross inventory requirements for new stores are estimated at $250,000 to $500,000 per store depending upon the season and store size.

Store Operations

Stores. We locate our stores in the general vicinity of major retail shopping districts and design our stores to generate their own traffic. Currently, 181 stores are located in free-standing buildings, with the balance situated in strip shopping centers and regional malls. Stores located in malls have exterior access and signage rights.

Our stores are designed with minimal interior fixtures to provide an open feeling and a view of all product categories upon entering the store. The stores are generally equipped with neon signage above each product category to further direct the customer to particular products. We believe the interior layout of our stores provides an inviting and pleasant shopping environment for the customer.

Our existing stores average approximately 11,300 square feet, including approximately 7,800 square feet of selling space and approximately 3,500 square feet of storage. New stores are planned to be approximately 12,000 square feet. Stores are open seven days and six nights per week, except for certain holidays. Hours of operation are 10:00 a.m. to 9:00 p.m. Monday through Saturday and 12:00 p.m. to 6:00 p.m., or 1:00 p.m. to 5:00 p.m. in some states, on Sunday.

Our operations are divided into regional districts, containing from two to 11 stores whose managers report to a district manager. Our 46 district managers report to one of five regional vice presidents. Each store is staffed with a full-time manager and one or two assistant managers, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis.

We evaluate the performance of our stores on a continuous basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, will close any store which is not adequately contributing to our profitability. We closed 10, 10 and 6 stores during fiscal 2002, 2001 and 2000, respectively.

Store Locations. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2003:

    State       Number of Stores       State        Number of Stores
    -----       ----------------       -----        ----------------
Alabama                13          Nebraska                 2
Arkansas                1          New Mexico               1
Colorado                3          New York                19
Florida                26          North Carolina           8
Georgia                 7          North Dakota             3
Idaho                   5          Ohio                    22
Illinois               10          Oklahoma                 5
Indiana                 4          Pennsylvania            19
Iowa                   10          South Carolina           9
Kansas                  2          South Dakota             3
Kentucky                3          Tennessee                9
Louisiana               7          Texas                   11
Maryland                1          Vermont                  1
Massachusetts           1          Virginia                 2
Michigan                8          Washington               3
Minnesota               1          West Virginia            6
Mississippi            13          Wisconsin                4
Missouri                3          Wyoming                  2
Montana                 5

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

We accept MasterCard, Visa and Discover. We estimate that, during fiscal 2002, approximately 37.1% of our total sales were made on these credit cards, and approximately 17.5% were made on revolving or installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We work with local consumer finance companies in each of our markets in implementing these credit arrangements and are able to offer competitive credit packages, generally including interest-free financing options. We offer a Rex private label credit card in approximately 182 stores using a third party finance company.

Merchandising

Products. We offer a broad selection of brand name consumer electronics and home appliance products at a range of price points. We emphasize depth of product selection within selected key product categories. We sell approximately 1,000 products produced by approximately 50 manufacturers. Our product categories include:

Televisions         Video              Audio           Appliances           Other
-----------   -----------------   ---------------   ----------------   -----------------
TVs           VCRs                Stereo Systems    Air Conditioners   Extended Service
Big Screen    Camcorders          Receivers         Microwave Ovens       Contracts
   TVs        Digital Satellite   Compact Disc      Washers            Ready to Assemble
TV/VCR           Systems             Players        Dryers                Furniture
   Combos     DVD Players         Tape Decks        Ranges             Recordable Tapes
Plazma/LCD    DVD Recorders       Speakers          Dishwashers        Telephones
   TVs        DVD/VCR             Car Stereos       Refrigerators      Audio/Video
                 Combos           Portable Radios   Freezers              Accessories
                                  Turntables        Vacuum Cleaners    Radar Detectors
                                  Home Theater      Dehumidifiers      CB Radios
                                     Systems

Among the leading brands sold by us during fiscal 2002, in alphabetical order, were General Electric, Hitachi, JVC, Panasonic, Philips, Pioneer, RCA, Sharp, Sony, Toshiba and Whirlpool.

All our stores carry a broad range of televisions, video and audio products, microwave ovens and air conditioners. In addition, all but three stores carry major appliances.

The following table shows the approximate percent of net sales for each major product group for the last three fiscal years:

                      Fiscal Year
                   ------------------
Product Category   2002   2001   2000
----------------   ----   ----   ----
Televisions ....     48%    45%    45%
Appliances .....     19     19     18
Audio ..........     15     16     16
Video ..........     10     12     13
Other ..........      8      8      8
                    ---    ---    ---
                    100%   100%   100%
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

     "Our prices are guaranteed in writing. If you find any other local store (excluding Internet) stocking and offering to sell for less the identical item in a factory sealed box within 30 days after your REX purchase, we'll refund the difference plus an additional 25% of the difference."

Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced for us by an outside advertising agency. When market conditions warrant, we supplement our newspaper advertising with television and radio advertisements in certain markets. Advertisements are also complemented by in-store signage highlighting special values, including "Value Every Day," "Best Value," and "Top of the Line." Our advertising strategy includes preferred customer private mailers, special events such as "Midnight Madness Sales" and coupon sales to provide shopping excitement and generate traffic.

Purchasing. Our merchandise purchasing and opportunistic buying are performed predominantly by three members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 2002, ten vendors accounted for approximately 76% of our purchases, with two vendors representing approximately 29% of our inventory purchases in 2002. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

e-Commerce

In April 1999, we began selling selected televisions, audio and video products and small appliances on our retail store Web site at www.rexstores.com. We are currently in a two-year contract with Zengine, Inc. to host our Web site, which expires on May 31, 2003. We also offer selected products on the eBay auction Web site.

Distribution

Our stores are supplied by three regional distribution centers. The distribution centers consist of:

     o    a 315,000 square foot owned facility in Dayton, Ohio;

     o a 180,000 square foot owned facility in Pensacola, Florida, of which we lease 30,000 square feet to an outside company; and

     o    a 145,000 square foot owned facility in Cheyenne, Wyoming.

We also lease a 67,000 square foot auxiliary warehouse in Pensacola, Florida. In addition, we lease overflow warehouse space as needed to accommodate seasonal inventory requirements and opportunistic purchases. We currently have under construction a 156,000 square foot addition to our Dayton facility to help eliminate the need for overflow warehouse space.

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

Competition

Our business is characterized by substantial competition. Our competitors include national and regional large format merchandisers and superstores such as Best Buy Co., Inc. and Circuit City Stores, Inc., other specialty electronics retailers including RadioShack Corporation, department and discount stores such as Sears, Roebuck and Co. and Wal-Mart Stores, Inc., furniture stores, warehouse clubs, home improvement retailers and Internet and store-based retailers who sell competitive products online. We also compete with small chains and specialty single-store operators in some markets, as well as Sears' dealer-operated units. Some of our competitors have greater financial and other resources than us, which may increase their ability to purchase inventory at a lower cost, better withstand economic downturns or engage in aggressive price competition. Competition within the consumer electronics/appliance retailing industry is based upon price, breadth of product selection, product quality, customer service and credit availability. We expect competition within the industry to increase.

Facilities

We own 153 of our stores. The remaining 99 stores operate on leased premises, with the unexpired terms of the leases ranging from less than one year to 22 years, inclusive of options to renew. For fiscal 2002, the total net rent expense for our leased facilities was approximately $6,838,000.

To date, we have not experienced difficulty in securing leases or purchasing sites for suitable store locations. We continue to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, we have developed prototype formats for new store construction.

Employees

At January 31, 2003, we had 146 hourly and salaried employees and 903 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

Service Marks

We have registered our rights in our service mark "REX" with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service mark.

Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships, which owned facilities producing synthetic fuel. The partnerships earn federal income tax credits under
Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel sold to unrelated parties. We have sold our entire interest in one of the partnerships and expect to receive payments from the sales, on a quarterly basis, through 2007. We remain a limited partner in the other partnership. On September 5, 2002 we closed on the purchase of an additional synthetic fuel facility in Gillette, Wyoming, which is not currently operational. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Financial Statements for further discussion.

Item 2. Properties

The information required by this Item 2 is set forth in Item 1 of this report under "Store Operations--Stores," "Distribution" and "Facilities" and is incorporated herein by reference.

Item 3. Legal Proceedings

We are involved in various legal proceedings incidental to the conduct of our business. We believe that these proceedings will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                       Executive Officers of the Company

     Set forth below is certain information about each of our executive officers.

         Name           Age                       Position
         ----           ---                       --------
Stuart Rose..........    48   Chairman of the Board and Chief Executive Officer*
Lawrence Tomchin.....    75   President and Chief Operating Officer*
Douglas Bruggeman....    42   Vice President-Finance and Treasurer
Edward Kress.........    53   Secretary*

----------
*Also serves as a director.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter ended    High     Low
April 30, 2001         $ 9.18   $ 7.98
July 31, 2001           12.24     8.23
October 31, 2001        12.13     8.25
January 31, 2002        19.73     9.17

April 30, 2002         $19.87   $14.70
July 31, 2002           16.67    10.16
October 31, 2002        11.95     9.35
January 31, 2003        13.26     9.86

As of April 21, 2003, there were 177 holders of record of our common stock, including shares held in nominee or street name by brokers. All share prices reflect 3 for 2 stock splits paid in August 2001 and February 2002.

Dividend Policy

Our revolving credit agreement places restrictions on the payment of dividends. We did not pay dividends in the current or prior years.

Item 6. Selected Financial Data

Five Year Financial Summary

                                                     January 31,
(In Thousands, Except Per        ----------------------------------------------------
 Share Amounts)                    2003       2002       2001       2000       1999
Net sales                        $428,625   $464,503   $475,419   $466,386   $418,340

Net income                       $ 22,932   $ 22,309   $ 18,736   $ 18,293   $ 11,195

Basic net income per share       $   1.89   $   1.91   $   1.32   $   1.01   $   0.67

Diluted net income per share     $   1.61   $   1.65   $   1.21   $   0.91   $   0.64

Total assets                     $310,922   $307,329   $310,885   $304,036   $268,282

Long-term debt, net of current
   maturities                    $ 64,426   $ 77,203   $ 81,262   $ 46,200   $ 55,478

Quarterly Financial Data (Unaudited)

                                                   Quarters Ended
                                       (In Thousands, Except Per Share Amounts)
                                   ------------------------------------------------
                                   April 30,   July 31,   October 31,   January 31,
                                      2002       2002         2002          2003
Net sales                           $93,536     $93,070     $95,743       $146,276
Cost of merchandise sold             66,282      63,740      66,825        104,654
Net income                            4,184       5,391       4,274          9,083
Basic net income per share (a)      $  0.34     $  0.43     $  0.35       $   0.78
Diluted net income per share (a)    $  0.28     $  0.37     $  0.31       $   0.68

                                                   Quarters Ended
                                       (In Thousands, Except Per Share Amounts)
                                   ------------------------------------------------
                                   April 30,   July 31,   October 31,   January 31,
                                      2001       2001         2001          2002
Net sales                          $104,789    $100,542     $107,335      $151,837
Cost of merchandise sold             75,514      70,967       76,220       107,409
Net income                            3,105       3,870        4,438        10,896
Basic net income per share (b)     $   0.26    $   0.34     $   0.38      $   0.92
Diluted net income per share (b)   $   0.24    $   0.29     $   0.33      $   0.76

     a) The total of the quarterly net income per share amounts is more than the annual net income per share amounts due to the combination of rounding, the disproportionate impact from the 1,549,000 shares repurchased during the fourth quarter versus the full year, the impact of the lower stock price resulting in less dilution from stock options during the fourth quarter versus the full year and 40% of the net income occurring in the fourth quarter of fiscal 2002.

     b) The total of the quarterly net income per share amounts is less than the annual net income per share amounts due to the combination of rounding and the impact of higher stock price resulting in higher dilution from stock options during the fourth quarter versus the full year and 49% of the net income occurring in the fourth quarter of fiscal 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading specialty retailer in the consumer electronics/appliance industry. Since acquiring our first four stores in 1980, we have expanded into a national chain operating 252 stores in 37 states under the "REX" trade name. By offering a broad selection of brand name products at guaranteed lowest prices, we believe we have become a leading consumer electronics/appliance retailer in our markets.

Our comparable store sales declined 5.1%, 7.9% and 5.6% for fiscal 2002, 2001 and 2000, respectively. We believe our comparable store sales for fiscals 2002 and 2001 were adversely affected by the economy and the increasing competitive environment. The decline in comparable store sales for fiscal 2000 was largely caused by slower appliance sales due to an unseasonably cool summer and an increasingly competitive environment. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

Extended Service Contracts

Our extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.6% of net sales for fiscal 2002, 3.3% of net sales for fiscal 2001 and 3.1% of net sales for fiscal 2000. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $11.4 million, $11.4 million and $10.9 million in fiscal 2002, 2001 and 2000, respectively.

Investment in Synthetic Fuel Partnerships

In fiscal 1998, we invested $3.2 million in two limited partnerships which owned four facilities producing synthetic fuel. The partnerships earn federal income tax credits under Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the reference price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2002 phase-out started at $49.75 per barrel.

We initially held a 30% interest in one partnership and an 18.75% interest in the other. We sold our ownership in the 30% partnership as described below. This partnership is currently being audited by the Internal Revenue Service (IRS). Certain quarterly payments from the sales are being held in escrow beginning in fiscal 2002 pending the results of the audit. Subsequent payments relating to these sales will also be held in escrow pending the results of the IRS audit. Prior to the sales of the Company's interest in the partnership, the Company had been allocated in aggregate approximately $19.0 million in tax credits from this synthetic fuel limited partnership. Should the tax credits be denied on audit and the Company fails to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant impact on earnings and cash flows. In the Company's opinion, the Partnership is complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the Partnership will prevail if challenged by the IRS on any credits taken. The timing of the completion of the audit has not been determined.

Effective February 1, 1999, we sold 13% of our interest in the 30% partnership, reducing our ownership percentage from 30% to 17%. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations. The maximum amount of cash that can be received varies by year. The maximum that could be received for calendar 2002 and 2001 was approximately $7.4 million and $7.1 million, respectively. The maximum that can be received for calendar 2003 is approximately $7.7 million. We received approximately $5.9 million, $7.0 million and $6.5 million for fiscal 2002, 2001 and 2000, respectively. None of these proceeds are being held in escrow.

Effective July 31, 2000, we sold an additional portion of our interest in the same partnership, reducing our ownership percentage from 17% to 8%. We expect to receive payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. Quarterly payments from this sale are now being held in escrow beginning in fiscal 2002 pending the results of the IRS audit. The amount earned and reported as income was approximately $4.7 million for fiscal 2002. We received approximately $1.4 million of these proceeds with the remaining $3.3 million to be held in escrow. The amount earned and received for fiscal 2001 was approximately $5.3 million. The amount earned and received for fiscal 2000 was approximately $4.2 million, including a down payment of $1.6 million.

Effective May 31, 2001, we sold our remaining 8% ownership in the same partnership. We expect to receive payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. Quarterly payments from this sale are now being held in escrow beginning in fiscal 2002 pending the results of the IRS audit. The amount earned and reported as income was approximately $4.1 million for fiscal 2002. We received approximately $1.1 million of these proceeds with the remaining $3.0 million to be held in escrow. The amount earned and received for fiscal 2001 was approximately $3.5 million, including a down payment of $355,000.

We remain a limited partner in the other partnership. Net income for fiscal 2002 reflects pre-tax income, net of litigation expenses, of approximately $400,000 from the settlement of a previously filed lawsuit relating to our participation in this partnership. As part of the settlement, which was effected without the admission of liability by any party, we entered into an Amended and Restated Agreement of Limited Partnership which facilitates increased participation in future production of synthetic fuel. This facility is now operational and producing synthetic fuel.

The tax credits applied to reduce tax expense were approximately $3.1 million, $2.9 million and $9.9 million in fiscal 2002, 2001 and 2000, respectively.

On September 5, 2002, we closed on the purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29 of the Internal Revenue Code. We have obtained a Private Letter Ruling from the Internal Revenue Service which would allow the disassembly, and reconstruction, of the facility at a yet to be determined host site. We have executed a letter of intent with a potential partner as to the relocation and commercialization of the plant and limiting our maximum financial investment in the venture. If the plant cannot be relocated on terms acceptable to us, we are obligated to remove the plant from its existing site at a currently estimated cost to us of up to $2 million. Through January 31, 2003, approximately $500,000 had been spent and capitalized on this project, with an additional $1 million being held in escrow to guarantee our future performance. While the we believe this acquisition may result in the future production of synthetic fuel, there can be no assurances that this facility will ever be placed into commercial operation.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                       Fiscal Year Ended January 31,
                                                       -----------------------------
                                                           2003    2002    2001
Net sales                                                 100.0%  100.0%  100.0%
Cost of merchandise sold                                   70.3    71.1    72.6
                                                          -----   -----   -----

   Gross profit                                            29.7    28.9    27.4
Selling, general and administrative expenses               24.9    24.1    22.8
                                                          -----   -----   -----

   Income from operations                                   4.8     4.8     4.6
Investment income                                           0.1     0.1     0.2
Interest expense                                           (1.2)   (1.8)   (1.7)
Income from limited partnerships                            3.5     3.4     2.2
                                                          -----   -----   -----
   Income before provision for income taxes                 7.2     6.5     5.3
Provision for income taxes                                  1.9     1.6     1.3
                                                          -----   -----   -----

   Income before extraordinary item                         5.3     4.9     4.0
Extraordinary loss from early extinguishment of debt         --     0.1      --
                                                          -----   -----   -----

Net income                                                  5.3%    4.8%    4.0%
                                                          =====   =====   =====

Comparison of Fiscal Years Ended January 31, 2003 and 2002

Net Sales--Net sales in fiscal 2002 were $428.6 million, a 7.7% decrease from $464.5 million in fiscal 2001. This decrease was primarily due to a decline in comparable store sales of 5.1% for fiscal 2002. Sales also declined due to closing 10 stores during fiscal 2002 with no store openings. During fiscal 2001, we opened 10 stores and closed 10 stores. We had 252 stores open at January 31, 2003 compared to 262 stores at January 31, 2002.

All product categories, except television sales, contributed to the negative comparable store sales for fiscal 2002. The television category positively impacted comparable store sales by 1.3% primarily due to strong sales in high definition ready large screen televisions offsetting declining sales of analog projection and smaller screen televisions. The video category negatively impacted comparable store sales by 2.8% primarily due to slower sales of camcorders, video cassette recorders (VCR's) and digital satellite systems. The audio category contributed 2.5% to the decline in comparable store sales. The appliance category contributed 0.9% to the decline in comparable store sales with strong air conditioner sales being offset by a decline in the remaining products in this category. The other category contributed 0.2% to the decline in comparable store sales.

Gross Profit--Gross profit was $127.1 million in fiscal 2002, or 29.7% of net sales, versus $134.4 million for fiscal 2001 or 28.9% of net sales. The gross profit margin has been positively impacted by a shift in sales mix toward higher gross profit margin categories and more favorable pricing from vendors on certain products.

Selling, General and Administrative Expenses--Selling, general and administrative expenses for 2002 were $106.5 million, or 24.9% of net sales, a 5.0% decrease from $112.2 million, or 24.1% of net sales, for fiscal 2001. The reduction in expenditures primarily relates to the reduction in the number of stores in operation and lower sales commission costs related to lower sales. We also had reduced television advertising expenditures in the first half of fiscal 2002, which were resumed later in fiscal 2002. The increase in selling, general and administrative expense as a percentage of sales was primarily caused by the decline of 7.7% in net sales.

Income from Operations--Income from operations was $20.6 million, or 4.8% of net sales, for fiscal 2002, a 7.4% decrease from $22.2 million, or 4.8% of net sales for fiscal 2001. The decline was primarily caused by the reduction in net sales.

Investment Income--Investment income increased to $393,000 in fiscal 2002 from $210,000 in fiscal 2001 primarily as a result of increased excess cash available for investment in the first half of fiscal 2002.

Interest Expense--Interest expense decreased to $5.4 million, or 1.2% of net sales, for fiscal 2002 from $8.2 million, or 1.8% of net sales, for fiscal 2001. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding and restructuring a large portion of the remaining debt to lower floating interest rates.

Income from Limited Partnerships--Results for fiscals 2002 and 2001 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. This partnership is currently being audited by the Internal Revenue Service. Proceeds from the 2000 and 2001 sales are now being put into escrow pending the results of the audit. The amount to be held in escrow is approximately $6.3 million at January 31, 2003. All proceeds have been reported as income whether received or put into escrow. Below is a table summarizing the income from the sales, net of certain expenses.

                        Year Ended January 31,
                        ----------------------
                            2003      2002
February 1, 1999 sale      $ 5,939   $ 6,950
July 31, 2000 sale           4,655     5,261
May 31, 2001 sale            4,118     3,505
                           -------   -------
                           $14,712   $15,716
                           =======   =======

Net income for fiscal 2002 also reflects pre-tax income, net of litigation expenses, of approximately $0.4 million from the settlement of a previously filed lawsuit relating to our participation as a limited partner in a second limited partnership formed to produce synthetic fuel which qualifies for tax credits under Section 29 of the Internal Revenue Code. As part of the settlement, which was effected without the admission of liability by any party, the Company entered into an Amended and Restated Agreement of Limited Partnership which facilitates increased participation in future production of synthetic fuel.

Income Taxes--Our effective tax rate was 25.0% and 24.8% for fiscals 2002 and 2001, respectively, after reflecting our share of federal tax credits earned by the limited partnerships.

Extraordinary Loss from Early Extinguishment of Debt--In fiscal 2002, we recorded an extraordinary loss from the early extinguishment of debt of $91,000, net of the income tax effect, as a result of paying off mortgage loans totaling $7.0 million. In fiscal 2001, we recorded an extraordinary loss from the early extinguishment of debt of $245,000, net of the income tax effect, as a result of paying off approximately $7.7 million of mortgage debt and refinancing approximately $21.5 million of mortgage debt.

Net Income--As a result of the foregoing, net income was $22.9 million for fiscal 2002 versus $22.3 million for fiscal 2001.

Comparison of Fiscal Years Ended January 31, 2002 and 2001

Net Sales - Net sales in fiscal 2001 were $464.5 million, a 2.3% decrease from $475.4 million in fiscal 2000. This decrease was primarily due to a decline in comparable store sales of 7.9% for fiscal 2001. Partially offsetting this was the sales contribution from 10 new stores in fiscal 2001 and the first full year of sales from the 30 stores opened in fiscal 2000. During fiscal 2001, we opened 10 stores and closed 10 stores, while during fiscal 2000 we opened 30 stores and closed six. We had 262 stores open at January 31, 2002 and 2001.

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

Gross Profit - Gross profit was $134.4 million in fiscal 2001, or 28.9% of net sales, versus $130.4 million for fiscal 2000, or 27.4% of net sales. The increase in gross profit as a percentage of sales was primarily caused by a shift in sales toward higher gross profit margin categories such as large screen televisions, additional vendor allowances and less aggressive retail pricing in the stores.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for fiscal 2001 were $112.2 million, or 24.1% of net sales, a 3.2% increase from $108.7 million, or 22.8% of net sales, in fiscal 2000. The increase in expense was primarily caused by the increased store expenses associated with the first full year of operations of the 30 new stores opened in fiscal 2000. The increase in selling, general and administrative expense as a percentage of sales was also impacted by the decline of 7.9% in comparable store sales.

Income from Operations - Income from operations was $22.2 million, or 4.8% of net sales, for fiscal 2001, a 2.3% increase from $21.7 million, or 4.6% of net sales for fiscal 2000. The increase was primarily caused by the increase in gross profit margin for fiscal 2001.

Investment Income - Investment income decreased to $210,000 in fiscal 2001 from $933,000 in fiscal 2000. In fiscal 2000 we recorded a $640,000 gain on the sale of stock warrants held in an outside company.

Interest Expense - Interest expense was approximately $8.2 million for fiscal 2001 and $8.1 million for fiscal 2000. Interest expense on mortgage debt had a net increase of approximately $2.7 million due to higher average outstanding mortgage debt throughout the year partially offset by a reduction of interest rates through debt refinancing. Average borrowings outstanding on mortgage debt increased from $57.6 million in fiscal 2000 to $88.1 million in fiscal 2001. This was partially offset by a decline of approximately $2.6 million in interest expense on the line of credit primarily due to lower outstanding borrowings on the line of credit. Average borrowings on the line of credit declined from approximately $40.0 million in fiscal 2000 to approximately $8.7 million in fiscal 2001.

Income from Limited Partnerships - Results for fiscals 2001 and 2000 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective

May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive cash payments from the sales on a quarterly basis through 2007 which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. Below is a table summarizing the income from the sales, net of certain expenses.

                              Year Ended January 31,
                              ----------------------
                                  2002      2001
                                  ----      ----
February 1, 1999 sale           $ 6,950   $ 6,493
July 31, 2000 sale                5,261     4,242
May 31, 2001 sale                 3,505        --
Share of partnership losses          --      (298)
                                -------   -------
                                $15,716   $10,437
                                =======   =======

Income Taxes - Our effective tax rate was 24.8% and 25% in fiscal 2001 and 2000, respectively, after reflecting our share of federal tax credits earned by the limited partnerships.

Extraordinary Loss from Early Extinguishment of Debt - In fiscal 2001, we recorded an extraordinary loss from the early extinguishment of debt of $245,000, net of the income tax effect of $160,000, as a result of paying off approximately $7.7 million of mortgage debt and refinancing approximately $21.5 million of mortgage debt.

Net Income - As a result of the foregoing, net income was $22.3 million in fiscal 2001 versus $18.7 million in fiscal 2000.

Liquidity and Capital Resources

Our primary sources of financing have been income from operations and our investment in synthetic fuel limited partnerships, supplemented by mortgages on owned properties. We also use borrowings under our revolving line of credit to fund our seasonal working capital needs.

Outlook - Our ongoing inventory and cash levels are expected to be consistent with that at January 31, 2003, subject to seasonal fluctuations. The inventory and resulting cash levels at January 31, 2002 were abnormal in part due to vendor inventory shortages in the consumer electronics part of the business, in the wake of the events of September 11, 2001.

Operating Activities--Net cash used in operating activities for fiscal 2002 was $37.2 million compared to net cash provided by operating activities of $42.3 million in fiscal 2001. For fiscal 2002, operating cash flow was provided by net income of $22.9 million adjusted for the impact of a $15.1 million gain on sales of partnership interest and non-cash items of $6.3 million, which consist of deferred income, the deferred income tax provision and depreciation and amortization. The primary use of cash was an increase in inventory of $41.0 million to rebuild our inventory from a low level in the previous year partially due to a shortage of inventory available in the consumer electronics portion of the business. Cash was also used by a reduction in accounts payable of $5.2 million due to timing of inventory purchases and payments to vendors, and an increase in accounts receivable of $2.3 million, an increase in other assets of $1.7 million and a decrease in other liabilities of $1.1 million.

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

Investing Activities--Net cash was provided by investing activities of $9.7 million for fiscal 2002. Cash of $10.0 million was provided by proceeds from the sale of our partnership interest in synthetic fuel and $2.1 million from the sale of real estate from closed stores. Capital expenditures in fiscal 2002 totaled $2.4 million. Expenditures included approximately $1.2 million with respect to in-progress payments for an addition to the Dayton, Ohio distribution center and approximately $1.2 million for improvements at existing facilities.

Capital expenditures in fiscal 2001 totaled $9.9 million. Expenditures included approximately $5.4 million to acquire the Dayton, Ohio distribution center previously leased, approximately $3.4 million to open 10 new retail stores in addition to $3.8 million spent in fiscal 2000, and approximately $1.1 million for equipment and improvements to existing stores.

Financing Activities--Cash used in financing activities was $10.5 million for fiscal 2002. During fiscal 2002 we purchased 1,549,380 shares of our common stock for approximately $16.8 million. During fiscal 2001 we purchased 1,550,588 (split adjusted) shares of our common stock for approximately $16.7 million. At January 31, 2003 we had authorization from the Board of Directors to purchase an additional 730,150 shares of our common stock. All acquired shares will be held in treasury for possible future use.

At January 31, 2003, we had approximately $70.1 million of mortgage debt outstanding at a weighted average interest rate of 5.90%, with maturities from January 15, 2004 to October 1, 2019. We have balloon payments due totaling approximately $4.3 million over the next two fiscal years, which we plan to either refinance with long-term mortgage debt or satisfy through cash payment or borrowings on our revolving credit agreement. During fiscal 2002, we paid off $12.1 million of long-term mortgage debt from scheduled repayments and the early extinguishment of debt for nine retail locations.

We received proceeds of approximately $2.8 million and $10.1 million for fiscal 2002 and 2001, respectively, from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $2.2 million and $1.0 million for fiscals 2002 and 2001, respectively, which was reflected as an increase in additional paid-in capital.

We have a revolving credit agreement with six banks through July 31, 2005 with interest at prime or LIBOR plus 1.875% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are equal to the lesser of
(1) $100 million for the months of January through June and $130 million for the months of July through December or (2) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries.

At January 31, 2003 and 2002, we had borrowings outstanding of $13.5 million and $66,000, respectively, on the revolving credit agreement. A total of approximately $76.9 million was available at January 31, 2003. Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2002 were approximately $35.6 million, which existed immediately prior to the Christmas selling season due to the build-up of seasonal inventory requirements. The weighted average interest rate was 4.3% (7.9% including commitment fees) for fiscal 2002. The revolving credit agreement contains restrictive covenants which require us to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

Seasonality and Quarterly Fluctuations

Our business is seasonal. As is the case with many other retailers, our net sales and net income are greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 34.1% and 32.7% of net sales and 59.5% and 57.6% of income from operations in fiscal 2002 and 2001, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

Impact of Inflation

The impact of inflation has not been material to our results of operations for the past three fiscal years.

Critical Accounting Policies

Revenue Recognition - We recognize sales of products upon receipt by the customer. We will honor returns from customers within seven days from the date of sale. We establish liabilities for estimated returns at the point of sale.

We also sell product service contracts covering periods beyond the normal manufacturers' warranty periods, usually with terms of coverage (including manufacturers' warranty periods) of between 12 to 60 months. Contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. We retain the obligation to perform warranty service and such costs are charged to operations as incurred.

We recognize amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the income statement.

Inventory Reserves - Inventory is recorded at the lower of cost or market, net of reserves established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected.

Income Taxes - Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes, including the outcome of tax credits under
Section 29 of the Internal Revenue Code. Changes in existing regulatory tax laws and rates may affect our ability to successfully manage regulatory matters, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in the accounting estimates.

Recoverability of Long-Lived Assets - Given the nature of our business, each income producing property must be evaluated separately when events and circumstances indicate that the value of that asset may not be recoverable. We recognize an impairment loss when the estimated future undiscounted cash flows expected to result from the use of the asset and its value upon disposal are less than its carrying amount.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB), issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. We will adopt the Statement in 2003, but do not believe adoption will have a material effect on our financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other amendments to previous pronouncements, which have already taken effect, a provision in the Statement, requiring certain gains and losses from extinguishment of debt to be reclassified from extraordinary items, is effective January 31, 2003. As a result, in 2003, we will reclassify the 2002 and 2001 loss on retirement of debt to income from continuing operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Statement could have a material effect on our financial statements to the extent that significant exit or disposal activities occur subsequent to adoption.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. We currently use the intrinsic value method and, at this time, do not anticipate making a voluntary change. We have adopted the disclosure provisions of this Standard within Note 1 of Item 8.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation clarifies when a guarantor must record a liability for the fair value of the obligation undertaken in issuing a guarantee. We adopted the initial recognition and measurement provisions of this Interpretation when required on January 1, 2003, and such adoption did not have a material effect on our financial statements. The disclosure provisions of this Interpretation have been adopted within the notes to the Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires the consolidation of certain types of entities. The Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003. The Interpretation is effective for interim periods beginning after June 15, 2003 for an enterprise that has variable interest entities acquired prior to February 1, 2003. We will adopt the new Interpretation, as required, but do not expect the adoption to have a material impact on our financial statements as we do not invest in Variable Interest Entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2003, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

The revolving credit agreement is with six banks through July 31, 2005, with interest at prime or LIBOR plus 1.875% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are equal to the lesser of
(1) $100 million for the months of January through June and $130 million for the months of July through December or (2) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. At January 31, 2003, a total of approximately $76.9 million was available for borrowings under the revolving credit agreement. We had outstanding borrowings of approximately $13.5 million under the revolving credit agreement at January 31, 2003.

Approximately $27.8 million of the mortgage debt consists of fixed rate debt. The interest rates range from 4.75% to 8.5%. The remaining $42.3 million of mortgage debt is variable rate mortgage debt. In general, the rate on the variable rate debt ranges from prime to prime plus 0.625%. If the prime interest rate increased 1%, we estimate our annual interest cost would increase approximately $0.4 million for the variable rate mortgage debt. Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The fair value of our long-term fixed mortgage debt at January 31, 2003 was approximately $31.5 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities.

Maturities of long-term debt are as follows (amounts in thousands):

2004         $ 5,657
2005           9,750
2006           8,960
2007          10,735
2008           6,516
Thereafter    28,465
             -------
             $70,083
             =======

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2003 AND 2002
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                                                                        2003        2002
ASSET

CURRENT ASSETS:
   Cash and cash equivalents                                                         $   1,380   $  39,441
   Accounts receivable--net of allowance for doubtful accounts of $200 and $852 in
      2003 and 2002, respectively                                                        3,413       1,120
   Synthetic fuel receivable                                                             6,619       1,545
   Merchandise inventory                                                               142,063     101,017
   Prepaid expenses and other                                                            2,567       2,554
   Future income tax benefits                                                           10,350      12,614
                                                                                     ---------   ---------

      Total current assets                                                             166,392     158,291

PROPERTY AND EQUIPMENT--Net                                                            134,563     139,496

OTHER ASSETS                                                                             1,656          --

FUTURE INCOME TAX BENEFITS                                                               6,070       7,320

RESTRICTED INVESTMENTS                                                                   2,241       2,222
                                                                                     ---------   ---------

TOTAL ASSETS                                                                         $ 310,922   $ 307,329
                                                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                     $  13,451   $      66
   Current portion of long-term debt                                                     5,657       5,012
   Accounts payable--trade                                                              27,417      32,619
   Accrued income taxes                                                                     --       1,373
   Current portion of deferred income and deferred gain on sale and leaseback           11,107      11,790
   Accrued payroll                                                                       6,750       5,856
   Other current liabilities                                                             8,669       9,319
                                                                                     ---------   ---------

      Total current liabilities                                                         73,051      66,035
                                                                                     ---------   ---------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                                                              64,426      77,203
   Deferred income                                                                      13,993      15,173
   Deferred gain on sale and leaseback                                                     348         945
                                                                                     ---------   ---------

      Total long-term liabilities                                                       78,767      93,321
                                                                                     ---------   ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, 45,000 shares authorized, 27,746 and 27,358 shares issued at par          277         274
   Paid-in capital                                                                     121,282     116,701
   Retained earnings                                                                   157,640     134,708
   Treasury stock, 16,607 and 15,113 shares                                           (120,095)   (103,710)
                                                                                     ---------   ---------

      Total shareholders' equity                                                       159,104     147,973
                                                                                     ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 310,922   $ 307,329
                                                                                     =========   =========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001
(Amounts in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                           2003       2002       2001
NET SALES                                                $428,625   $464,503   $475,419
                                                         --------   --------   --------

COSTS AND EXPENSES:
   Cost of merchandise sold                               301,501    330,110    345,026
   Selling, general and administrative expenses           106,535    112,157    108,661
                                                         --------   --------   --------

      Total costs and expenses                            408,036    442,267    453,687
                                                         --------   --------   --------

INCOME FROM OPERATIONS                                     20,589     22,236     21,732

INVESTMENT INCOME                                             393        210        933

INTEREST EXPENSE                                           (5,378)    (8,155)    (8,121)

INCOME FROM LIMITED PARTNERSHIPS                           15,080     15,716     10,437
                                                         --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES                   30,684     30,007     24,981

PROVISION FOR INCOME TAXES                                  7,661      7,453      6,245
                                                         --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM                           23,023     22,554     18,736

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT
   OF DEBT, NET OF TAX                                        (91)      (245)        --
                                                         --------   --------   --------

NET INCOME                                               $ 22,932   $ 22,309   $ 18,736
                                                         ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC                 12,142     11,698     14,141
                                                         ========   ========   ========

BASIC NET INCOME PER SHARE BEFORE EXTRAORDINARY
   ITEM                                                  $   1.90   $   1.93    $  1.32

EXTRAORDINARY ITEM                                          (0.01)     (0.02)        --
                                                         --------   --------   --------

BASIC NET INCOME PER SHARE                               $   1.89   $   1.91   $   1.32
                                                         ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING--DILUTED               14,192     13,509     15,489
                                                         ========   ========   ========

DILUTED NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM   $   1.62   $   1.67   $   1.21

EXTRAORDINARY ITEM                                          (0.01)     (0.02)        --
                                                         --------   --------   --------

DILUTED NET INCOME PER SHARE                             $   1.61   $   1.65   $   1.21
                                                         ========   ========   ========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2003, 2002 AND 2001
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------

                                                                             2003       2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 22,932   $ 22,309   $ 18,736
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization--net                                   4,325      4,198      3,917
         Income from limited partnerships                                   (15,080)   (15,716)   (10,700)
         (Gain) loss on disposal of fixed assets                                290        155        (21)
         Deferred income                                                     (1,863)    (1,265)       207
         Deferred income tax                                                  3,514       (574)      (688)
         Changes in assets and liabilities:
            Accounts receivable                                              (2,293)     2,043     (2,138)
            Merchandise inventory                                           (41,046)    43,133     (4,883)
            Other current assets                                                (19)     1,612     (2,083)
            Other long term assets                                           (1,656)        --         --
            Accounts payable--trade                                          (5,202)   (15,062)     1,428
            Other current liabilities                                        (1,129)     1,442     (2,743)
                                                                           --------   --------   --------

               Net cash provided by (used in) operating activities          (37,227)    42,275      1,032
                                                                           --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (2,404)    (9,948)   (27,696)
   Proceeds from sale of partnership interest                                10,006     15,716     10,700
   Proceeds from sale of real estate and fixed assets                         2,131        943      1,142
   Restricted investments                                                       (19)       (56)      (145)
                                                                           --------   --------   --------

               Net cash provided by (used in) investing activities            9,714      6,655    (15,999)
                                                                           --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in note payable                                       13,385       (676)       742
   Proceeds from long-term debt                                                  --      8,200     41,505
   Payments of long-term debt                                               (12,132)   (12,170)    (4,823)
   Stock options exercised and related tax effects                            4,584     10,554      1,003
   Treasury stock issued                                                        377        579        130
   Treasury stock acquired                                                  (16,762)   (16,663)   (48,512)
                                                                           --------   --------   --------

               Net cash used in financing activities                        (10,548)   (10,176)    (9,955)
                                                                           --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (38,061)    38,754    (24,922)

CASH AND CASH EQUIVALENTS--Beginning of year                                 39,441        687     25,609
                                                                           --------   --------   --------

CASH AND CASH EQUIVALENTS--End of year                                     $  1,380   $ 39,441   $    687
                                                                           ========   ========   ========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                            Common Shares
                                                  -----------------------------------
                                                       Issued           Treasury
                                                  ---------------   -----------------
                                                                                                                  Total
                                                                                        Paid-In    Retained   Shareholders'
                                                  Shares   Amount   Shares    Amount    Capital    Earnings      Equity

BALANCE--January 31, 2000                         25,864    $259     7,709   $ 39,244   $105,159   $ 93,663     $159,837

   Net income                                                                                        18,736       18,736

   Treasury stock acquired                                           5,969     48,512                            (48,512)

Stock options exercised and related tax effects      137       1       (25)      (130)     1,002                   1,133
                                                  ------    ----    ------   --------   --------   --------     --------

BALANCE--January 31, 2001                         26,001     260    13,653     87,626    106,161    112,399      131,194

   Net income                                                                                        22,309       22,309

   Treasury stock acquired                                           1,550     16,663                            (16,663)

Stock options exercised and related tax effects    1,357      14       (90)      (579)    10,540                  11,133
                                                  ------    ----    ------   --------   --------   --------     --------

BALANCE--January 31, 2002                         27,358     274    15,113    103,710    116,701    134,708      147,973

   Net income                                                                                        22,932       22,932

   Treasury stock acquired                                           1,549     16,762                            (16,762)

Stock options exercised and related tax effects      388       3       (55)      (377)     4,581                   4,961
                                                  ------    ----    ------   --------   --------   --------     --------

BALANCE--January 31, 2003                         27,746    $277    16,607   $120,095   $121,282   $157,640     $159,104
                                                  ======    ====    ======   ========   ========   ========     ========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates 252 retail consumer electronics and appliance stores under the REX name in 37 states. The Company operates in one segment.

     Fiscal Year--All references in these consolidated financial statements to a particular fiscal year are to the Company's fiscal year ended January 31. For example, "fiscal 2002" means the period February 1, 2002 to January 31, 2003.

     Use of Estimates--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents--Cash equivalents are principally short-term investments with original maturities of less than three months. The carrying amount of cash equivalents approximate fair value.

     Merchandise Inventory--Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out ("FIFO") basis, including certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. ("K&C"), is valued at the lower of cost or market using the last-in, first-out ("LIFO") method. Following the lower of cost or market principle, the K&C inventory value using the LIFO method ($38,729,000 and $29,969,000 at January 31, 2003 and 2002, respectively) is equivalent to the FIFO value in all years presented. Ten suppliers accounted for approximately 76% of the Company's purchases in fiscal 2002. Two vendors represented approximately 29% of our inventory purchases in 2002.

     Property and Equipment--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over 10 to 12 years. The components of property and equipment at January 31, 2003 and 2002 are as follows (amounts in thousands):

                                        2003       2002
     Land                             $ 38,567   $ 38,986
     Buildings and improvements         99,448     98,916
     Fixtures and equipment             18,471     20,177
     Leasehold improvements              9,882     10,976
     Construction in progress            1,251         --
                                      --------   --------

                                       167,619    169,055
     Less: accumulated depreciation    (33,056)   (29,559)
                                      --------   --------
                                      $134,563   $139,496
                                      ========   ========

     In 2002, the Company adopted FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lives Assets. The carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no material impairment losses incurred in the fiscal years ended January 31, 2003, 2002, and 2001.

     Restricted Investments--Restricted investments, which are principally marketable debt securities, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2003 and 2002 are restricted by two states to cover possible future claims under product service contracts.

     Revenue Recognition--The Company recognizes sales of products upon receipt by the customer. The Company will honor returns from customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale.

     The Company also sells product service contracts covering periods beyond the normal manufacturers' warranty periods, usually with terms of coverage (including manufacturers' warranty periods) of between 12 to 60 months. Contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. The Company retains the obligation to perform warranty service and such costs are charged to operations as incurred.

     The Company recognizes amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the income statement. Amounts classified as selling, general and administrative expense was $3,309,000, $3,209,000 and $3,058,000 in fiscal 2002, 2001 and 2000, respectively.

     Interest Cost--Interest expense of $5,378,000, $8,155,000 and $8,121,000 for the years ended January 31, 2003, 2002 and 2001, respectively, is net of approximately $5,000, $30,000, and $469,000 of interest capitalized related to store or warehouse construction. Total interest expense approximates interest paid for all years presented.

     Deferred Financing Costs--Direct expense and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan.

     Advertising Costs--Advertising costs are expensed as incurred. Advertising expense was approximately $32,169,000, $34,775,000, and $35,281,600 for the
     years ended January 31, 2003, 2002, and 2001, respectively.

     Store Opening and Closing Costs--Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location. Store closing costs incurred in fiscal year ended January 31, 2003 and 2001 were not material. Store closing costs incurred in the fiscal year ended January 31, 2002 were $1,460,000.

     Stock Compensation -- The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined at fair value consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, 2003, 2002 and 2001 (amounts in thousands, except per-share amounts):

                                                          2003      2002      2001
     Net income                           As reported   $22,932   $22,309   $18,736
                                    Compensation Cost     3,621     3,154     2,109
                                                        -------   -------   -------
                                            Pro forma    19,311    19,155    16,627

     Basic net income per share           As reported   $  1.89   $  1.91   $  1.32
                                    Compensation Cost      0.30      0.27      0.14
                                                        -------   -------   -------
                                            Pro forma      1.59      1.64      1.18

     Diluted net income per share         As reported   $  1.61   $  1.65   $  1.21
                                    Compensation Cost      0.25      0.23      0.13
                                                        -------   -------   -------
                                            Pro forma      1.36      1.42      1.08

     The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended January 31, 2003, 2002 and 2001, respectively: risk-free interest rate of 5.2%, 5.1% and 6.2%, expected volatility of 65.4%, 68.9% and 60.3% and a weighted average stock option life of nine years for all years. In accordance with the provisions of FASB Statement No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

     Extended Service Contracts -- Extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.6% of net sales for fiscal 2002, 3.3% of net sales for fiscal 2001 and 3.1% of net sales for fiscal 2000. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $11.4 million, $11.4 million and $10.9 million in fiscal 2002, 2001 and 2000, respectively. Amounts deferred were approximately $3.0 million and $3.5 million at January 31, 2003 and 2002, respectively.

     New Accounting Pronouncements -- In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt the Statement in 2003, but does not believe adoption will have a material effect on its financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other amendments to previous pronouncements, which have already taken effect, a provision in the Statement, requiring certain gains and losses from extinguishment of debt to be reclassified from extraordinary items, is effective January 31, 2003. As a result, in 2003, the Company will reclassify the 2002 and 2001 loss on retirement of debt to income from continuing operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Statement could have a material effect on the Company's financial statements to the extent that significant exit or disposal activities occur subsequent to adoption.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The Company currently uses the intrinsic value method and, at this time, does not anticipate making a voluntary change. The Company has adopted the disclosure provisions of this Standard within these financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation clarifies when a guarantor must record a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company adopted the initial recognition and measurement provisions of this Interpretation when required on January 1, 2003, and such adoption did not have a material effect on the financial statements. The disclosure provisions of this Interpretation have been adopted within these financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires the consolidation of certain types of entities. The Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003. The Interpretation is effective for interim periods beginning after June 15, 2003 for an enterprise that has variable interest entities acquired prior to February 1, 2003. The Company will adopt the new Interpretation, as required, but does not expect the adoption to have a material impact on its financial statements.

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     During fiscal 1998, the Company invested $3,150,000 in two limited partnerships which produce synthetic fuels. The limited partnerships earned Federal income tax credits under Section 29 of the Internal Revenue Code based upon the quantity and content of synthetic fuel production. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2002 phase-out started at $49.75 per barrel. The Company accounts for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $3,100,000, $2,900,000 and $9,900,000 in fiscal 2002, 2001 and 2000, respectively (see
     Note 9).

     Effective February 1, 1999, the Company sold a 13% interest in one of the limited partnerships reducing its initial 30% ownership interest to 17%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations, as specified in the sale agreement. The maximum amount that could be received for calendar years 2002, 2001 and 2000 was approximately $7,400,000, $7,100,000 and $6,500,000 respectively. The Company earned and received approximately $5,900,000, $7,000,000 and $6,800,000 for fiscal years 2002, 2001 and 2000, respectively. The maximum that can be received for calendar 2003 is approximately $7,700,000.

     Effective July 31, 2000, the Company sold an additional portion of its interest in the above partnership, reducing its ownership percentage from 17% to 8%. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits attributable to the 9% interest sold with no annual limitations. Quarterly payments from this sale are now being held in escrow beginning in fiscal 2002 pending the results of an Internal Revenue Service (IRS) audit of the partnership. The amount earned and reported as income was approximately $4.7 million for fiscal 2002. The Company received approximately $1.4 million of these proceeds with the remaining $3.3 million to be held in escrow. The amount earned and received for fiscal 2001 and 2000 was approximately $5,300,000 and $4,300,000 respectively.

     Effective May 31, 2001, the Company sold its remaining 8% ownership in the above partnership. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold, subject to annual limitations or 74.25% of the federal income tax credits attributable to the 8% interest sold with no annual limitations. Quarterly payments from this sale are now being held in escrow beginning in fiscal 2002 pending the results of the IRS audit. The amount earned and reported as income was approximately $4.1 million for fiscal 2002. The Company received approximately $1.1 million of the proceeds with the remaining $3.0 million to be held in escrow. The amount earned and received for fiscal 2001 was approximately $3,500,000, including a down payment of $355,000.

     The Company remains a limited partner in the other partnership. Net income for fiscal 2002 reflects pre-tax income, net of litigation expenses, of approximately $400,000 from the settlement of a previously filed lawsuit relating to the Company's participation in this partnership. As part of the settlement, which was affected without the admission of liability by any party, the Company entered into an Amended and Restated Agreement of Limited Partnership which facilitates increased participation in future production of synthetic fuel. This facility is now operational and providing synthetic fuel.

     The Company recorded a charge of approximately $300,000 in fiscal 2000 to reflect the Company's share of the partnerships' losses. No charge was incurred for fiscal 2002 and 2001.

     On September 5, 2002, the Company closed on its purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under

     Section 29 of the Internal Revenue Code. The Company has obtained a Private Letter Ruling from the IRS which would allow the disassembly, and reconstruction, of the facility at a yet to be determined host site. The Company has executed a letter of intent with a potential partner as to the relocation and commercialization of the plant and limiting the Company's maximum financial investment in the venture. If the plant cannot be relocated on terms acceptable to the Company, the Company is obligated to remove the plant from its existing site at a currently estimated cost to the Company of up to $2.0 million. Through January 31, 2003, approximately $500,000 had been spent on this project, with an additional $1.0 million being held in escrow to guarantee the Company's future performance. While this acquisition may result in the future production of synthetic fuel, there can be no assurances that this facility will ever be placed into commercial operation.

3.   NET INCOME PER SHARE

     The Company reports net income per share in accordance with FASB Statement No. 128 Earnings per Share.

     Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company's common stock for fiscal 2002, 2001 and 2000.

     The following table reconciles the basic and diluted net income per share computations for each year presented for the years ended January 31, 2003, 2002, and 2001 (amounts in thousands, except per-share amounts):

                                                2003
                                    ----------------------------
                                     Income   Shares   Per Share
     Basic net income per share     $22,932   12,142     $1.89
     Effect of stock options                   2,050
                                    -------   ------

     Diluted net income per share   $22,932   14,192     $1.61
                                    =======   ======     =====

                                                2002
                                    ----------------------------
                                     Income   Shares   Per Share
     Basic net income per share     $22,309   11,698     $1.91
     Effect of stock options                   1,811
                                    -------   ------

     Diluted net income per share   $22,309   13,509     $1.65
                                    =======   ======     =====

                                                2001
                                    ----------------------------
                                     Income   Shares   Per Share
     Basic net income per share     $18,736   14,141     $1.32
     Effect of stock options                   1,348
                                    -------   ------

     Diluted net income per share   $18,736   15,489     $1.21
                                    =======   ======     =====

     For the years ended January 31, 2003, 2002 and 2001, a total of 346,937, -0-, and 220,000 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.

     On both August 10, 2001 and February 11, 2002, the Company effected a 3-for-2 stock split. All per share data shown above has been retroactively restated to reflect these splits.

4.   COMMON STOCK

     During the years ended January 31, 2003, 2002, and 2001, the Company purchased 1,549,000, 1,550,000 and 5,969,000 shares of its common stock for $16,762,000, $16,663,000 and $48,512,000, respectively. At January 31,
     2003, the Company was authorized by its Board of Directors to purchase an additional 730,150 shares of its common stock.

5.   REVOLVING LINE OF CREDIT

     The revolving credit agreement is with six banks and expires on July 31, 2005. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (1) $100 million for the months of January through June and $130 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by any letter of credit commitments outstanding. The Company had outstanding borrowings under the revolving credit agreement of $13,451,000 and $66,000 at January 31, 2003 and 2002, respectively. At January 31, 2003, a total of approximately $76.9 million was available for borrowings under the revolving credit agreement.

     The interest rate charged on borrowings is prime or LIBOR plus 1.875% (4.25% at January 31, 2003) and commitment fees of 1/4% are payable on the unused portion. Borrowings are secured by certain fixed assets, accounts receivable and inventories.

     The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limits capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on the amount of common stock repurchased and the payment of dividends. The Company was in compliance with all covenants as of January 31, 2003.

6.   LONG-TERM MORTGAGE DEBT

     Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. During fiscal 2002 and 2001, the Company refinanced certain of its variable rate debt. Interest rates ranged from 3.215% to 8.5% in fiscal 2002 and 4.75% to 9.0% in fiscal 2001.
     Principal and interest are payable monthly over terms which generally range from 10 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term.

     Maturities of long-term debt are as follows (amounts in thousands):

     Year Ending
      January 31
     -----------
     2004          $ 5,657
     2005            9,750
     2006            8,960
     2007           10,735
     2008            6,516
     Thereafter     28,465
                   -------
                   $70,083
                   =======

     In fiscal 2002, the Company paid off approximately $7.0 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost of approximately $91,000 as an extraordinary loss net of the income tax benefit, on early extinguishment.

     In fiscal 2001, the Company paid off approximately $7.7 million in mortgage debt and refinanced approximately $21.5 million in mortgage debt. As a result, the Company expensed unamortized financing costs of approximately $405,000 as an extraordinary loss before an income tax benefit of approximately $160,000.

     The fair value of the Company's long-term debt at January 31, 2003 and 2002 was approximately $73.0 and $83.6 million, respectively. At January 31, 2003, the Company had approximately $27.8 million of fixed rate mortgage debt and approximately $42.3 million of variable rate mortgage debt.

7.   EMPLOYEE BENEFITS

     Stock Option Plans--The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the Omnibus Plans). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of incentive stock options (1995 Plan only), non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2003, 107,111 and 2,627,073 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

     On October 14, 1998, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $4.42, which represented the market price on the date of grant. These options are fully vested as of December 31, 2002. All of these options remained outstanding at January 31, 2003.

     On April 17, 2001, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These options vest over a three-year period with the first one-third vesting as of December 31, 2003, the second one-third vesting as of December 31, 2004 and the third one-third vesting as of December 31, 2005. All of these options remained outstanding at January 31, 2003.

     The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended

     January 31, 2003, 2002 and 2001, respectively: risk-free interest rate of 5.2%, 5.1% and 6.2%, expected volatility of 65.4%, 68.9% and 60.3% and a weighted average stock option life of nine years for all years. In accordance with the provisions of FASB Statement No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

     The following summarizes stock option activity for the years ended January 31, 2003, 2002 and 2001 (amounts in thousands, except per-share amounts):

                                             2003                 2002                 2001
                                      ------------------   ------------------   ------------------
                                                Weighted             Weighted             Weighted
                                                 Average              Average              Average
                                      Shares    Exercise   Shares    Exercise   Shares    Exercise
                                      (000's)     Price    (000's)     Price    (000's)     Price
     Outstanding--Beginning of year    6,882     $ 6.40      6,224    $5.99      5,963     $ 5.62
     Granted                             354      14.84      2,120     8.05        488      10.10
     Exercised                          (443)      6.34     (1,446)    7.01       (164)      4.73
     Canceled or expired                 (57)      8.68        (16)    7.22        (63)      6.89
                                      ------     ------    -------    -----      -----     ------

     Outstanding--End of year          6,736     $ 6.83      6,882    $6.40      6,224     $ 5.99
                                      ======     ======     ======    =====     ======     ======

     Exercisable--End of year          3,958     $ 5.42      3,430    $5.47      3,816     $ 6.10
                                      ======     ======     ======    =====     ======     ======

     Weighted average fair value of
        options granted               $11.06               $  6.15              $ 6.97
                                      ======               =======              ======

     Price ranges and other information for stock options outstanding as of January 31, 2003 were as follows (amounts in thousands, except per share amounts):

                                   Outstanding                Exercisable
                         ------------------------------   ------------------
                                   Weighted   Weighted              Weighted
         Range of                   Average    Average              Average
         Exercise        Shares    Exercise   Remaining   Shares    Exercise
          Prices         (000's)     Price      Life      (000's)    Price
     $3.61 to $5.42       2,668     $ 4.61    5.4 years    2,455     $ 4.56
     $5.56 to $8.34       3,246       7.33    6.1 years    1,315       6.34
     $9.51 to $14.265       475      10.11    7.2 years      188      10.10
     $14.745 to $16.04      347      14.84    9.3 years       --         --
                          -----     ------    ---------    -----     ------
                          6,736     $ 6.83    6.1 years    3,958     $ 5.42
                          =====     ======    =========    =====     ======

     Profit Sharing Plan--The Company has a qualified, noncontributory profit sharing plan (the "Plan") covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $36,000, $40,000 and $45,000 for the years ended January 31, 2003, 2002 and 2001, respectively, under the Plan.

8.   LEASES AND COMMITMENTS

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

     On August 30, 1989, the Company completed a transaction for the sale and leaseback of the corporate office, distribution center and certain stores under an initial 15-year lease term. This transaction resulted in a pre-tax financial statement gain of $15,600,000, which was deferred and is being amortized as a reduction to lease expense over the term of the leases. The unamortized deferred gain at January 31, 2003 was $945,000.

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

     The following is a summary of rent expense under operating leases (amounts in thousands):

     Years Ended   Minimum       Gain       Sublease
      January 31   Rentals   Amortization    Income     Total
     2003          $ 8,801      $(597)      $(1,366)   $6,838
     2002           10,280       (805)       (1,313)    8,162
     2001            9,992       (824)       (1,376)    7,792

     The Company is secondarily liable under certain lease arrangements when there is a sublessee. These arrangements arise out of the normal course of business when the Company decides to close stores prior to lease expiration or on owned locations. Future minimum annual rentals, gain amortization on non-cancelable leases and sublease income as of January 31, 2003 are as follows (amounts in thousands):

     Years Ended   Minimum       Gain       Sublease
      January 31   Rentals   Amortization    Income
     2004          $ 8,025       $597        $1,259
     2005            5,156        348         1,002
     2006            2,723                      528
     2007              983                      227
     2008              165                       70
     Thereafter         98                       97
                   -------       ----        ------

                   $17,150       $945        $3,183
                   =======       ====        ======

9.   INCOME TAXES

     The provision for income taxes for the years ended January 31, 2003, 2002 and 2001 consists of the following (amounts in thousands):

                         2003     2002     2001
     Federal:
       Current          $3,171   $3,219   $4,935
       Deferred          2,719    3,154       45
                        ------   ------   ------

                         5,890    6,373    4,980
                        ------   ------   ------

     State and Local:
       Current             819      250    2,189
       Deferred            795      671     (924)
                        ------   ------   ------

                         1,614      921    1,265
                        ------   ------   ------

                        $7,504   $7,294   $6,245
                        ======   ======   ======

     For the fiscal years ended January 31, 2003 and 2002, the tax provision currently payable shown above includes the tax benefit associated with the extraordinary loss on debt extinguishment of $157,000 and $160,000, respectively.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2003 and 2003 (amounts in thousands):

                                                2003       2002
     Assets:
        Deferral of service contract income   $  8,705   $ 9,264
        Sale and leaseback deferred gain           331       539
        Accrued liabilities                      2,273     2,260
        Inventory accounting                     3,497     2,451
        AMT credit carryforward                 11,736     9,508
        Valuation allowance                    (10,246)   (6,100)
        Other items                                124     2,012
                                              --------   -------

     Total net future income tax benefits     $ 16,420   $19,934
                                              ========   =======

     For the fiscal year ended January 31, 2003 and 2002, the Company was subject to the alternative minimum tax ("AMT") rules due to the Section 29 tax credits generated from the limited partnerships (see Note 2). The Company's AMT liability was approximately $3,470,000 and $4,300,000 for the years ended January 31, 2003 and 2002, respectively. The AMT liability in excess of the regular tax liability results in AMT credit carryforwards which can be used to offset future regular income tax, subject to certain limitations. Therefore, for financial statements purposes, the required AMT payment has been recorded as an AMT credit carryforward with a valuation allowance of $10,246,000. The AMT credit carryforwards have no expiration date.

     One synfuel partnership is currently being audited by the IRS (see Note 2). Certain quarterly payments from sales of partnership interests are being held in escrow beginning in fiscal 2002 pending the results of the audit. Subsequent payments relating to these sales will also be held in escrow pending the results of the IRS audit. Prior to the sales of the Company's interest in the partnership, the Company had been allocated in aggregate approximately $19.0 million in tax credits from this synthetic fuel limited partnership. Should the tax credits be denied on audit and the Company fails to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant impact on earnings and cash flows. In the Company's opinion, the Partnership is complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the Partnership will prevail if challenged by the IRS on any credits taken. The timing of the completion of the audit has not been determined.

     The Company paid income taxes of $3,817,000, $4,540,000 and $9,395,000 in the years ended January 31, 2003, 2002 and 2001, respectively.

     The effective income tax rate on consolidated pre-tax income differs from the federal income tax statutory rate for the years ended January 31, 2003, 2002 and 2001 as follows:

                                                           2003   2002   2001
     Federal income tax at statutory rate                  35.0%  35.0%   35.0%
     Tax credits from investment in limited partnership   (10.1)  (9.6)  (15.0)
     State and local taxes, net of federal tax benefit      3.4    2.0     3.3
     Other                                                 (3.3)  (2.6)    1.7
                                                          -----   ----   -----

                                                           25.0%  24.8%   25.0%
                                                          =====   ====   =====

10.  CONTINGENCIES

     The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels' evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

                                     ******

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of REX Stores Corporation

We have audited the accompanying consolidated balance sheet of REX Stores Corporation (the "Company") (a Delaware corporation) and subsidiaries as of January 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule II listed in the Index at Item 15, for the year ended January 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the January 31, 2003 consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule as of January 31, 2002 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2002 and 2001 financial statement schedules, when considered in relation to the 2002 and 2001 financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated March 26, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the year ended January 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole for the year ended January 31, 2003, presents fairly, in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 25, 2003

The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of January 31, 2001 and the consolidated statements of income, shareholders' equity and cash flows for the year ended January 31, 2000, which are no longer included in the accompanying financial statements.

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

Cincinnati, Ohio,
March 26, 2002


                                          /s/ Arthur Andersen LLP

REX STORES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                 Additions      Deductions
                                                 ---------    -------------
                                      Balance    Charged to    Charges for     Balance
                                     Beginning    Cost and    Which Reserves     End
                                      of Year     Expenses     Were Created    of Year
2003:
   Allowance for doubtful accounts      $852       $  276          $928          $200
                                        ====       ======          ====          ====

2002:
   Allowance for doubtful accounts      $410       $1,003          $561          $852
                                        ====       ======          ====          ====

2001:
   Allowance for doubtful accounts      $483       $  404          $477          $410
                                        ====       ======          ====          ====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 13, 2002, our Board of Directors voted to approve the engagement of Deloitte & Touche LLP as REX's independent auditor for the year ending January 31, 2003, subject to customary client acceptance procedures, and to dismiss the firm of Arthur Andersen LLP. The decision to change accountants was recommended and approved by the Audit Committee of the Board of Directors.

     The reports of Arthur Andersen LLP on REX's financial statements for the years ended January 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of REX's financial statements for the years ended January 31, 2002 and 2001, and through June 13, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference thereto in its report on REX's financial statements for such years.

     No event of the type described in Item 304(a)(1)(v) of Regulation S-K occurred during the period described above.

     Prior to the Board's determination to engage Deloitte & Touche LLP as REX's independent auditors for the year ending January 31, 2003, Deloitte & Touche LLP was not consulted on accounting treatment and disclose requirements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on May 29, 2003, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

     The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 29, 2003 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 29, 2003 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 29, 2003 and is incorporated herein by reference.

Item 14. Controls and Procedures

     Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of REX's disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that REX's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of REX Stores Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

     Consolidated Balance Sheets as of January 31, 2003 and 2002

     Consolidated Statements of Income for the years ended January 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001

     Consolidated Statements of Shareholders' Equity for the years ended January 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     Report of Independent Public Accountants

     (a)(2) Financial Statement Schedules

     The following financial statement schedule is filed as a part of this report at Item 8 hereof.

     Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits

     See Exhibit Index at page 49 of this report.

     Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REX STORES CORPORATION


                                        By /s/ STUART A. ROSE
                                          --------------------------------------
                                           Stuart A. Rose
                                           Chairman of the Board and
                                           Chief Executive Officer

                                        Date: April 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Capacity                     Date
---------                               --------                     ----
                                                                     )
/s/ STUART A. ROSE                                                   )
-------------------------------------   Chairman of the Board        )
Stuart A. Rose                          and Chief Executive          )
                                        Officer (principal           )
                                        executive officer)           )
                                                                     )
/s/ DOUGLAS L. BRUGGEMAN                Vice President-Finance       )
-------------------------------------   and Treasurer (principal     )
Douglas L. Bruggeman                    financial and accounting     )
                                        officer)                     )
                                                                     )
LAWRENCE TOMCHIN*                       President, Chief Operating   )
-------------------------------------   Officer and Director         )April 23, 2003
Lawrence Tomchin                                                     )
                                                                     )
/s/ EDWARD M. KRESS                     Secretary and Director       )
-------------------------------------                                )
Edward M. Kress                                                      )
                                                                     )
ROBERT DAVIDOFF*                        Director                     )
-------------------------------------                                )
Robert Davidoff                                                      )
                                                                     )
LEE FISHER*                             Director                     )
-------------------------------------                                )
Lee Fisher                                                           )
                                                                     )
CHARLES A. ELCAN*                       Director                     )
-------------------------------------                                )
Charles A. Elcan                                                     )
                                                                     )
                                                                     )
*By /s/ STUART A. ROSE                                               )
-------------------------------------                                )
   (Stuart A. Rose, Attorney-in-Fact)

                                 CERTIFICATIONS

I, Stuart A. Rose, certify that:

     1. I have reviewed this annual report on Form 10-K of REX Stores
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 23, 2003


By: /s/ STUART A. ROSE
    ------------------------------------
    Stuart A. Rose
    Chairman and Chief Executive Officer

I, Douglas L. Bruggeman, certify that:

     1. I have reviewed this annual report on Form 10-K of REX Stores
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 23, 2003


By: /s/ DOUGLAS L. BRUGGEMAN
    --------------------------------
    Douglas L. Bruggeman
    Vice President - Finance and
    Chief Financial Officer

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

     4(n)      Amendment No. 7 dated November 25, 2002 to Amended and Restated Loan
               Agreement dated July 31, 1995 among the Borrowers, the registrant, the lenders named therein and Fleet Bank, N.A. (as successor to NatWest
               Bank N.A.) as agent...................................................

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

(10) Material contracts:

     10(a)*    Employment Agreement dated April 17, 2001 between Rex Radio and
               Television, Inc. and Stuart Rose (incorporated by reference to Exhibit
               10(c) to Form 10-K for fiscal year ended January 31, 2002, File No.
               0-13283)

     10(b)*    Employment Agreement dated April 17, 2001 between Rex Radio and
               Television, Inc. and Lawrence Tomchin (incorporated by reference to
               Exhibit 10(d) to Form 10-K for fiscal year ended January 31, 2002,
               File No. 0-13283)

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

     10(e)* Executive Stock Option dated April 17, 2001 granting Stuart Rose an option to purchase 500,000 shares of registrant's Common Stock
               (incorporated by reference to Exhibit 10(g) to Form 10-K for fiscal year ended January 31, 2002, File No. 0-13283)

     10(f)*    Executive Stock Option dated April 17, 2001 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant's Common Stock
               (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended January 31, 2002, File No. 0-13283)

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

     10(i)*    1995 Omnibus Stock Incentive Plan, as amended and restated effective
               June 2, 1995 (incorporated by reference to Exhibit 4(c) to
               Post-Effective Amendment No. 1 to Form S-8 Registration Statement No.
               33-81706)

     10(j)*    1999 Omnibus Stock Incentive Plan (incorporated by reference to
               Exhibit 10(a) to Form 10-Q for quarter ended April 30, 2000, File No.
               0-13283)

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

(21) Subsidiaries of the registrant:

     21(a)     Subsidiaries of registrant............................................

(23) Consents of experts and counsel:

     23(a)     Consent of Deloitte & Touche LLP to use its report dated March 25,
               2003 included in this annual report on Form 10-K into registrant's
               Registration Statements on Form S-8 (Registration Nos. 33-3836,
               33-81706, 33-62645, 333-69081, 333-69089, 333-35118 and
               333-69690)............................................................

(24) Power of attorney:

               Powers of attorney of each person whose name is signed to this report on Form 10-K pursuant to a power of attorney..........................

(99) Additional exhibits:

     99(a)     Risk Factors (incorporated by reference to Exhibit 99(a) to Form 10-K for fiscal year ended January 31, 2002, File No. 0-13283)

     99(b)     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002..................................................................

               Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX Stores Corporation, 2875 Needmore
               Road, Dayton, Ohio 45414.


------------
     Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'