Form 10-Q
period 2003-04-30
REX STORES CORP
filed 2003-06-12
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At the close of business on June 11, 2003, the registrant had 10,694,295 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

              Consolidated Condensed Balance Sheets...........................3
              Consolidated Condensed Statements of Income.....................5
              Consolidated Condensed Statements of Shareholders' Equity.......7
              Consolidated Condensed Statements of Cash Flows.................8
              Notes to Consolidated Condensed Financial Statements...........10

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................14

Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk....................................................18

Item 4.    Controls and Procedures...........................................18

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders...............19

Item 6.    Exhibits and Reports on Form 8-K..................................19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    April 30   January 31    April 30
                                                      2003        2003        2002
                                                             (In Thousands)
                                                   Unaudited                Unaudited
ASSETS:
   Cash and cash equivalents                       $   1,671    $   1,380   $  24,720
   Accounts receivable, net                            2,495        3,413         995
   Synthetic fuel receivable                           8,644        6,619         446
   Merchandise inventory                             161,588      142,063     116,902
   Prepaid expenses and other                          1,981        2,567       2,377
   Future income tax benefits                         10,350       10,350      12,614
                                                   ---------    ---------   ---------
      Total current assets                           186,729      166,392     158,054

PROPERTY AND EQUIPMENT, NET                          133,780      134,563     137,962
OTHER ASSETS                                           2,437        1,656          --
FUTURE INCOME TAX BENEFITS                             6,070        6,070       7,320
RESTRICTED INVESTMENTS                                 2,246        2,241       2,227
                                                   ---------    ---------   ---------
      Total assets                                 $ 331,262    $ 310,922   $ 305,563
                                                   =========    =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                   $   8,744    $  13,451   $      --
   Current portion of long-term debt                   6,413        5,657       4,680
   Current portion of deferred income
      and deferred gain on sale and leaseback         11,422       11,107      11,486
   Accounts payable, trade                            57,855       27,417      37,710
   Accrued income taxes                                  521           --       2,258
   Accrued payroll                                     3,957        6,750       3,700

   Other current liabilities                           8,315        8,669       9,021
                                                   ---------    ---------   ---------
      Total current liabilities                       97,227       73,051      68,855
                                                   ---------    ---------   ---------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                            61,825       64,426      68,975
   Deferred income                                    13,547       13,993      14,621
   Deferred gain on sale and leaseback                   198          348         796
                                                   ---------    ---------   ---------
      Total long-term liabilities                     75,570       78,767      84,392
                                                   ---------    ---------   ---------

SHAREHOLDERS' EQUITY:
   Common stock                                          277          277         277
   Paid-in capital                                   121,286      121,282     118,718
   Retained earnings                                 160,778      157,640     138,892
   Treasury stock                                   (123,876)    (120,095)   (105,571)
                                                   ---------    ---------   ---------
      Total shareholders' equity                     158,465      159,104     152,316
                                                   ---------    ---------   ---------
      Total liabilities and shareholders' equity   $ 331,262    $ 310,922   $ 305,563
                                                   =========    =========   =========

                 The accompanying notes are an integral part of
                these unaudited consolidated condensed statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                                             Three Months Ended
                                                                  April 30
                                                               2003      2002
                                                     (In Thousands, Except Per Share Amounts)
NET SALES                                                     $95,411   $93,536

COSTS AND EXPENSES:
   Cost of merchandise sold                                    67,573    66,282
   Selling, general and administrative expenses                25,922    25,005
                                                              -------   -------
Total costs and expenses                                       93,495    91,287
                                                              -------   -------

INCOME FROM OPERATIONS                                          1,916     2,249

INVESTMENT INCOME                                                  17       150
INTEREST EXPENSE                                               (1,200)   (1,583)
GAIN ON SALE OF REAL ESTATE                                       386        --
INCOME FROM LIMITED PARTNERSHIPS                                3,064     4,636
                                                              -------   -------

Income before provision for income taxes                        4,183     5,452

PROVISION FOR INCOME TAXES                                      1,045     1,268
                                                              -------   -------

NET INCOME                                                    $ 3,138   $ 4,184
                                                              =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC                      10,939    12,297
                                                              =======   =======

BASIC NET INCOME PER SHARE                                    $  0.29   $  0.34
                                                              =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED                    12,632    14,814
                                                              =======   =======

DILUTED NET INCOME PER SHARE                                  $  0.25   $  0.28
                                                              =======   =======

                 The accompanying notes are an integral part of
                these unaudited consolidated condensed statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Unaudited

                               Common Shares
                     -----------------------------------                            Total
                          Issued          Treasury         Paid-in    Retained   Shareholders
                     Shares   Amount   Shares    Amount    Capital    Earnings      Equity
                                            (In Thousands)
Balance at
  January 31, 2003   27,746    $277   (16,607) $(120,095)   $121,282   $157,640     $159,104

Net income               --      --        --         --         --      3,138        3,138

Treasury stock
  acquired               --      --      (373)    (3,836)         --         --       (3,836)

Common stock
  issued                  3      --         8         55          4         --           59

                     ------    ----    ------   --------   --------   --------     --------
Balance at
  April 30, 2003     27,749    $277   (16,972) $(123,876)  $121,286   $160,778     $158,465
                     ======    ====    ======   ========   ========   ========     ========

                 The accompanying notes are an integral part of
               these unaudited consolidated condensed statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                              Three Months Ended
                                                                   April 30
                                                                2003       2002
                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  3,138   $  4,184
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization, net                         1,031      1,087
      Income of limited partnerships                            (3,064)    (4,636)
      (Gain) Loss on disposal of fixed assets                     (396)       253
      Deferred income                                             (131)      (856)
   Changes in assets and liabilities:
      Accounts receivable                                          918      1,224
      Merchandise inventory                                    (19,525)   (15,885)
      Other current assets                                         585        175
      Other long term assets                                      (781)        --
      Accounts payable, trade                                   30,438      5,091
      Other current liabilities                                 (2,627)    (1,569)
                                                              --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              9,586    (10,932)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                        (844)      (253)
      Proceeds from sale of partnership interest                 1,040      4,636
      Proceeds from sale of real estate and fixed assets           843        300
      Restricted investments                                        (5)        (5)
                                                              --------   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        1,034      4,678
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in notes payable                                 (4,707)       (66)
      Payments of long-term debt                                (1,845)    (8,560)
      Stock options exercised and related tax effects                4      2,020
      Treasury stock issued                                         55        170

   Treasury stock acquired                                      (3,836)    (2,031)
                                                              --------   --------
NET CASH USED IN FINANCING ACTIVITIES                          (10,329)    (8,467)
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               291    (14,721)

CASH AND CASH EQUIVALENTS,
   beginning of period                                           1,380     39,441
                                                              --------   --------

CASH AND CASH EQUIVALENTS,
   end of period                                              $  1,671   $ 24,720
                                                              ========   ========

                 The accompanying notes are an integral part of
               these unaudited consolidated condensed statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 April 30, 2003

Note 1. Consolidated Financial Statements

     The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2003 (fiscal 2002). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Note 2. Accounting Policies

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with their fiscal 2003 presentation.

     Interest expense of $1,200,000 for the quarter ended April 30, 2003 is net of approximately $14,000 of interest capitalized. Total interest expense approximated interest paid for the first quarter of fiscal 2003. Interest expense of $1,583,000 for the quarter ended April 30, 2002 includes approximately $248,000 for loan fee write-offs related to early termination of mortgage loans resulting in actual interest paid of approximately $1,335,000.

    The Company paid income taxes of approximately $225,000 and $465,000 for the quarters ended April 30, 2003 and 2002, respectively.

Note 3. Recently Issued Accounting Standards

    In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133, "Accounting for Derivative Instruments and Hedging Acitivities." This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, and should be applied prospectively. The Company will adopt the Statement, as required, but does not expect the adoption to have a material impact on its financial statements.

    In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liablities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these previous instruments were previously classified as equity. This Statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The Company will adopt the Statement, as required, but does not expect the adoption to have a material impact on its financial statements.

Note 4. Stock Option Plans

     The Company has stock-based compensation plans under which stock options are granted to officers and key employees at the market price on the date of the grant.

     The following summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2003:

Outstanding at January 31, 2003 ($3.61 to $16.04 per share)........   6,735,594
Exercised ($4.61 to $8.01 per share)...............................     (10,650)
Canceled or expired ($5.11 to $14.745 per share)...................     (17,600)
                                                                      ---------
Outstanding at April 30, 2003 ($3.61 to $16.04 per share)..........   6,707,344
                                                                      =========

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                   Three Months Ended
                                                       April 30
                                                   ------------------
                                                     2003     2002
                                                    ------   ------
Net Income                           As Reported    $3,138   $4,184
                               Compensation Cost       734      871
                                       Pro forma     2,404    3,313

Basic net income per share           As Reported    $ 0.29   $ 0.34
                               Compensation Cost       .07      .07
                                       Pro forma      0.22     0.27

Diluted net income per share         As Reported    $ 0.25   $ 0.28
                               Compensation Cost       .06      .06
                                       Pro forma      0.19     0.22

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary to reflect market conditions and experience.

Note 5. Net Income Per Share

     The following table reconciles the basic and diluted net income per share computation for each period presented:

                                   April 30, 2003
                               -----------------------
                                 Three Months Ended
                               -----------------------
                                                  Per
                               Income   Shares   Share
                               ------   ------   -----
Basic net income per share     $3,138   10,939   $0.29
                                                 =====
Effect of stock options                  1,693
                               ------   ------
Diluted net income per share   $3,138   12,632   $0.25
                               ======   ======   =====

                                   April 30, 2002
                               -----------------------
                                 Three Months Ended
                               -----------------------
                                                  Per
                               Income   Shares   Share
                               ------   ------   -----
Basic net income per share     $4,184   12,297   $0.34
                                                 =====
Effect of stock options                  2,517
                               ------   ------
Diluted net income per share   $4,184   14,814   $0.28
                               ======   ======   =====

     For the three months ended April 30, 2003, a total of 341,936 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.

     On February 11, 2002, the Company effected a 3-for-2 stock split. All per share data shown above has been retroactively restated to reflect this split.

Note 6. Synthetic Fuel

     Net income for the first quarter ended April 30, 2003 reflects approximately $3.1 million of pre-tax investment income from the sales of the Company's entire Partnership interest in a synthetic fuel limited partnership. The Internal Revenue Service is presently auditing this limited partnership. Approximately $1.8 million of the payment due the Company and reported as income during the fiscal 2003 first quarter relating to sales of certain portions of the limited partnership interest is being held in escrow pending the results of the IRS audit. Subsequent payments relating to certain of these sales will also be held in escrow pending the results of the IRS audit. The timing of the completion of the audit has not been determined.

     On September 5, 2002, the Company closed on its purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29 of the Internal Revenue Code. The Company has obtained a Private Letter Ruling from the IRS which would allow the disassembly, and reconstruction, of the facility at a yet to be determined host site. The Company has executed a letter of intent with a potential partner as to the relocation and commercialization of the plant and limiting the Company's maximum financial investment in the venture. If the plant cannot be relocated on terms acceptable to the Company, the Company is obligated to remove the plant from its existing site at a currently estimated cost to the Company of up to $2.3 million, including related expenses. Through
April 30, 2003, approximately $500,000 had been spent on this project, with an additional $1.8 million being held in escrow to guarantee the Company's future performance. The total of $2.3 million is classified as a long-term asset on the balance sheet. While this acquisition may result in the future production of synthetic fuel, there can be no assurances that this facility will ever be placed into commercial operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We are a specialty retailer in the consumer electronics/appliance industry. As of April 30, 2003 we operated 252 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

     All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2003" means the period February 1, 2003 to January 31, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                               Three Months Ended
                                                    April 30
                                                   2003    2002
Net sales                                         100.0%  100.0%
Cost of merchandise sold                           70.8    70.9
                                                  -----   -----
   Gross profit                                    29.2    29.1

Selling, general and administrative expenses       27.2    26.7
                                                  -----   -----
   Income from operations                           2.0     2.4

Investment income                                    --     0.2
Interest expense                                   (1.2)   (1.7)
Gain on sale of real estate                         0.4      --
Income from limited partnerships                    3.2     4.9
                                                  -----   -----
   Income before provision for income taxes         4.4     5.8

Provision for income taxes                          1.1     1.3
                                                  -----   -----
Net income                                          3.3%    4.5%
                                                  =====   =====

Comparison of Three Months Ended April 30, 2003 and 2002

     Net sales in the first quarter ended April 30, 2003 were $95.4 million compared to $93.5 million in the prior year's first quarter, representing an increase of $1.9 million or 2.0%. This increase was due to an increase of 4.8% in comparable store sales, offset by a net reduction of three stores since the end of the first quarter of last fiscal year.

     The increase in comparable store sales was primarily due to an increase in the television category which positively impacted comparable store sales by 9.4%. This increase was primarily caused by strong demand for high definition ready large screen televisions. All other major product categories negatively impacted comparable store sales, with the audio category impact being 2.0%, the other category being 1.1%, the appliance category being 0.8%, and the video category being 0.7%.

     As of April 30, 2003, we had 252 stores compared to 255 stores one year earlier. We did not open or close any stores during the first quarter of fiscal 2003. There were no stores opened and seven closed during the first quarter of fiscal 2002.

     Gross profit of $27.8 million (29.2% of net sales) in the first quarter of fiscal 2003 was 2.1% higher than the $27.3 million (29.1% of net sales) recorded in the first quarter of fiscal 2002. We had a slight increase in gross profit margin on merchandise sold primarily as a result of a continuing shift in sales toward higher gross profit margin products. This was partially offset by recognizing a lower amount of income from sales of extended warranties, which generally have a higher gross profit margin.

     Selling, general and administrative expenses for the quarter ended April 30, 2003 were $25.9 million (27.2% of net sales), a 3.7% increase from $25.0 million (26.7% of net sales) for the first quarter of fiscal 2002. The increase in expenditures primarily relates to increased television advertising and increased commissioning cost to the sales staff, partially offset by lower occupancy and other administrative cost for the store operations.

     Interest expense was $1.2 million (1.2% of net sales) for the first quarter of fiscal 2003 versus $1.6 million (1.7% of net sales) for the first quarter of fiscal 2002. The prior year interest expense includes a charge of approximately $250,000 for early extinguishment of mortgage loans of $7.0 million. Mortgage interest was also reduced from the prior year due to lower outstanding borrowings and on average lower interest rates on the variable rate mortgage loans.

     During the first quarter of fiscal 2003, we sold one property for a gain of approximately $386,000. We had previously closed this store and leased it to an outside party.

     Results for the first quarter of fiscals 2003 and 2002 also reflect the impact of our equity investment in two limited partnerships which produce synthetic fuels. We are limited partners in both partnerships and do not control the production levels of the facilities. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in one of the limited partnerships, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. This partnership is currently being audited by the Internal Revenue Service. Proceeds related to the July 31, 2000 and
May 31, 2001 sales are now being put into escrow pending the results of the audit. The amount to be held in escrow is approximately $8.2 million at April 30, 2003. All proceeds have been reported as income whether received or put into escrow. Below is a table summarizing the income from the sales, net of certain expenses. The lower income for the current year generally reflects lower production levels compared to the previous year.

                        Three Months Ended
                             April 30
                           2003     2002
                          (In Thousands)
February 1, 1999 sale     $1,222   $1,850
July 31, 2000 sale           958    1,350
May 31, 2001 sale            884    1,436
                          ------   ------
                          $3,064   $4,636
                          ======   ======

     Our effective tax rate was 25.0% and 23.3% for the first quarter of fiscals 2003 and 2002, respectively, after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code.

     As a result of the foregoing, net income for the first quarter of fiscal 2003 was $3.1 million, a 25% decrease from $4.2 million for the first quarter of fiscal 2002.

Liquidity and Capital Resources

     Net cash provided by operating activities was $9.6 million for the first quarter of fiscal 2003, compared to usage $10.9 million for the first quarter of fiscal 2002. For the first quarter of fiscal 2003, cash was provided by net income of $3.1 million, adjusted for the impact of a $3.1 million gain on our installment sales of the limited partnership interest, $396,000 gain on the sale of real estate and non-cash items of approximately $900,000 which consisted of deferred income and depreciation and amortization. The primary source of cash was an increase in accounts payable of $30.4 million due to timing of inventory purchases and terms of payments with manufacturers. Cash was also provided by a decrease in accounts receivable of $918,000 and other assets of $585,000. The primary use of cash was an increase in inventory of $19.5 million due to seasonal air conditioner purchases and other inventory purchases. Other uses of cash was a decrease in other liabilities of $2.6 million and an increase in other long-term assets of $781,000.

     At April 30, 2003, working capital was $89.5 million compared to $93.3 million at January 31, 2003. The ratio of current assets to current liabilities was 1.9 to 1 at April 30, 2003 and 2.3 to 1 at January 31, 2003.

     We received proceeds of approximately $1.0 million for installment sales of a portion of our ownership interest in a limited partnership and $843,000 from the sale of a closed store location during the first quarter of fiscal 2003. We had capital expenditures of approximately $844,000 during the first quarter of fiscal 2003, primarily for the addition to the warehouse in Dayton, Ohio.

     Cash used in financing activities totaled approximately $10.3 million for the first quarter of fiscal 2003. Cash was used to reduce borrowings on the line of credit by $4.7 million and for scheduled payments on mortgage debt of approximately $1.8 million. Cash of approximately $3.8 million was used to acquire 372,500 shares of our common stock. Subsequent to the close of the first quarter we acquired an additional 97,170 shares of our common stock. We currently have approximately 260,480 authorized shares remaining under the authorized stock buy-back program.

Recently Issued Accounting Standards

    In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133, "Accounting for Derivative Instruments and Hedging Acitivities." This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, and should be applied prospectively. The Company will adopt the Statement, as required, but does not expect the adoption to have a material impact on its financial statements.

    In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liablities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these previous instruments were previously classified as equity. This Statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The Company will adopt the Statement, as required, but does not expect the adoption to have a material impact on its financial statements.

Forward-Looking Statements

     This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-13283).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     No material changes since January 31, 2003.

Item 4. Controls and Procedures

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of REX Stores Corporation was held on May 29, 2003, at which the following matter was submitted to a vote of shareholders:

     1.   Election of six directors.

          Nominee          For       Withheld
     Stuart Rose        7,413,451   2,858,387
     Lawrence Tomchin   7,479,091   2,792,747
     Robert Davidoff    8,895,495   1,376,343
     Edward Kress       7,412,982   2,858,856
     Lee Fisher         8,930,061   1,341,777
     Charles Elcan      8,930,395   1,341,443

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits. The following exhibits are filed with this report:

          99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REX STORES CORPORATION
                                       Registrant


June 12, 2003                          STUART A. ROSE
                                       Stuart A. Rose
                                       Chairman of the Board
                                       (Chief Executive Officer)


June 12, 2003                          DOUGLAS L. BRUGGEMAN
                                       Douglas L. Bruggeman
                                       Vice President, Finance and Treasurer
                                       (Chief Financial Officer)

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

Date:  June 12, 2003


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

Date: June 12, 2003


DOUGLAS L. BRUGGEMAN
Douglas L. Bruggeman
Vice President, Finance and Treasurer
Chief Financial Officer