Form 10-Q
period 2003-07-31
REX STORES CORP
filed 2003-09-15
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2003

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                   ----------    ----------

                         Commission File Number 0-13283

                             REX Stores Corporation
             (Exact name of registrant as specified in its charter)


                   Delaware                            31-1095548
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

     2875 Needmore Road, Dayton, Ohio                    45414
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

At the close of business on September 12, 2003, the registrant had 10,839,499 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                      Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

            Consolidated Condensed Balance Sheets..................... 3
            Consolidated Condensed Statements of Income............... 4
            Consolidated Condensed Statements of
               Shareholders' Equity................................... 5
            Consolidated Condensed Statements of
               Cash Flows............................................. 6
            Notes to Consolidated Condensed Financial
               Statements............................................. 7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............11

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk...............................................17

Item 4.  Controls and Procedures......................................17

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   A S S E T S

                                                              July 31     January 31              July 31
                                                               2003          2003                   2002
                                                                        (In Thousands)
                                                             Unaudited                           Unaudited
CURRENT ASSETS:
      Cash and cash equivalents                              $   2,116    $   1,380             $  10,039
      Accounts receivable, net                                   1,844        3,413                   548
      Synthetic fuel receivable                                    400        6,619                 3,327
      Merchandise inventory                                    169,101      142,063               138,860
      Prepaid expenses and other                                 3,068        2,567                 3,073
      Future income tax benefits                                10,350       10,350                12,614
                                                             ---------    ---------             ---------
        Total current assets                                   186,879      166,392               168,461

PROPERTY AND EQUIPMENT, NET                                    133,439      134,563               136,940
OTHER ASSETS                                                     2,434        1,656                  --
FUTURE INCOME TAX BENEFITS                                       6,070        6,070                 7,320
SYNTHETIC FUEL ESCROW                                           10,042         --                    --
RESTRICTED INVESTMENTS                                           2,250        2,241                 2,232
                                                             ---------    ---------             ---------
        Total assets                                         $ 341,114    $ 310,922             $ 314,953
                                                             =========    =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable                                          $  30,775    $  13,451             $      65
      Current portion of long-term debt                          6,478        5,657                 4,783
      Current portion of deferred income
         and deferred gain on sale and
         leaseback                                              11,301       11,107                11,096
      Accounts payable, trade                                   45,407       27,417                41,138
      Accrued income taxes                                          51         --                   2,847
      Accrued payroll                                            4,495        6,750                 4,914
      Other current liabilities                                  8,738        8,669                 9,454
                                                             ---------    ---------             ---------
        Total current liabilities                              107,245       73,051                74,297
                                                             ---------    ---------             ---------

LONG-TERM LIABILITIES:
      Long-term mortgage debt                                   60,504       64,426                67,723
      Deferred income                                           13,015       13,993                14,069
      Deferred gain on sale and
         leaseback                                                  49          348                   646
                                                             ---------    ---------             ---------
        Total long-term liabilities                             73,568       78,767                82,438
                                                             ---------    ---------             ---------

SHAREHOLDERS' EQUITY:
      Common stock                                                 278          277                   277
      Paid-in capital                                          121,786      121,282               119,026
      Retained earnings                                        163,945      157,640               144,283
      Treasury stock                                          (125,708)    (120,095)             (105,368)
                                                             ---------    ---------             ---------
        Total shareholders' equity                             160,301      159,104               158,218
                                                             ---------    ---------             ---------
        Total liabilities and
             shareholders' equity                            $ 341,114    $ 310,922             $ 314,953
                                                             =========    =========             =========



                 The accompanying notes are an integral part of
            these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                                          Three Months Ended                 Six Months Ended
                                                                July 31                           July 31
                                                        2003               2002            2003            2002
                                                               (In Thousands, Except Per Share Amounts)

NET SALES                                              $91,436            $93,070         $186,847       $186,606

COSTS AND EXPENSES:
     Cost of merchandise sold                           63,079             63,740          130,652        130,022
     Selling, general and administrative expenses
                                                        25,979             26,012           51,901         51,017
                                                     ---------          ---------         --------       --------
Total costs and expenses                                89,058             89,752          182,553        181,039
                                                     ---------          ---------         --------       --------

INCOME FROM OPERATIONS                                   2,378              3,318            4,294          5,567

INVESTMENT INCOME                                           23                133               40            283
INTEREST EXPENSE                                        (1,297)            (1,267)          (2,497)        (2,850)
GAIN ON SALE OF REAL ESTATE                                  -                  -              386              -
INCOME FROM LIMITED PARTNERSHIPS                         3,119              5,004            6,183          9,640
                                                     ---------          ---------         --------       --------
Income before provision for income taxes                 4,223              7,188            8,406         12,640

PROVISION FOR INCOME TAXES                               1,056              1,797            2,101          3,065
                                                     ---------          ---------         --------       --------
NET INCOME                                             $ 3,167            $ 5,391          $ 6,305        $ 9,575
                                                     =========          =========         ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC             10,705             12,522           10,821         12,411
                                                     =========          =========         ========       ========
BASIC NET INCOME PER SHARE                              $ 0.30             $ 0.43           $ 0.58         $ 0.77
                                                     =========          =========         ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED           12,626             14,728           12,567         14,755
                                                     =========          =========         ========       ========

DILUTED NET INCOME PER SHARE                            $ 0.25             $ 0.37           $ 0.50         $ 0.65
                                                     =========          =========         ========       ========

              The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Unaudited

                                        Common Shares
                                 ----------------------------
                                 Issued               Treasury                                              Total
                          -------------------    -------------------        Paid-in      Retained       Shareholders'
                          Shares      Amount     Shares       Amount        Capital      Earnings          Equity
                                                            (In Thousands)

Balance at
  January 31, 2003         27,746      $ 277      16,607      $120,095      $121,282      $157,640        $159,104

Net income                      -          -          -             -              -         6,305           6,305

Treasury stock
  acquired                      -          -        560         6,060              -             -          (6,060)

Stock options
exercised and
related tax effects            44          1        (62)         (447)           504             -             951
                           ------     ------     ------      --------       -------- -    --------        --------
Balance at
  July 31, 2003            27,790      $ 278     17,105      $125,708       $121,786      $163,945        $160,301
                           ======     ======     ======      ========       ========      ========        ========

                  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                        Six Months Ended
                                                                              July 31
                                                                      2003             2002
                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $  6,305          $  9,575
      Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization, net                           2,056             2,167
         Income of limited partnerships                              (6,183)           (9,640)
         (Gain) Loss on disposal of fixed assets                       (320)              262
         Deferred income                                               (784)           (1,798)
      Changes in assets and liabilities:
         Accounts receivable                                          1,569               572
         Merchandise inventory                                      (27,038)          (37,843)
         Other current assets                                          (503)             (522)
         Other long term assets                                        (778)               -
         Accounts payable, trade                                     17,990             8,519
         Other current liabilities                                   (2,135)              667
                                                                  ---------          --------
NET CASH USED IN
      OPERATING ACTIVITIES                                           (9,821)          (28,041)
                                                                  ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                        (1,752)             (468)
         Proceeds from sale of partnership
                  interest                                            2,361             7,858
         Proceeds from sale of real estate
                  and fixed assets                                      843               300
         Restricted investments                                          (9)              (10)
                                                                  ---------          --------
NET CASH PROVIDED BY
      INVESTING ACTIVITIES                                            1,443             7,680
                                                                  ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (Decrease) in notes payable                        17,324                (1)
         Payments of long-term debt                                  (3,101)           (9,710)
         Stock options exercised and related
                  tax effects                                           504             2,328
         Treasury stock issued                                          447               373
         Treasury stock acquired                                     (6,060)           (2,031)
                                                                  ---------          --------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                            9,114            (9,041)
                                                                  ---------          --------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                              736           (29,402)

CASH AND CASH EQUIVALENTS,
      beginning of period                                             1,380            39,441
                                                                  ---------          --------

CASH AND CASH EQUIVALENTS,
      end of period                                                $  2,116          $ 10,039
                                                                  =========          ========



                 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 31, 2003

Note 1.  Consolidated Condensed Financial Statements

         The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended
January 31, 2003 (fiscal 2002). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Note 2.  Accounting Policies

         The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. The provision for income taxes could vary based upon full year synthetic fuel production levels, federal income tax law changes and Internal Revenue Service audits.

         Warehousing and distribution cost are included in cost of goods sold.

         Interest expense of $2,497,000 for the six months ended July 31, 2003 is net of approximately $37,000 of interest capitalized. Total interest expense approximated interest paid for the first half of fiscal 2003. Interest expense of $2,850,000 for the six months ended July 31, 2002 includes approximately $248,000 for loan fee write-offs related to early termination of mortgage loans resulting in actual interest paid of approximately $2,602,000.

         The Company paid income taxes of approximately $1,522,000 and $1,751,000 for the six months ended July 31, 2003 and 2002, respectively.

Note 3.  Recently Issued Accounting Standards

         In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, and should be applied prospectively. The Company has adopted the Statement, as required, but does not expect the adoption to have a material impact on its financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The Company will adopt the Statement, as required, but does not expect the adoption to have a material impact on its financial statements.

Note 4.  Stock Option Plans

         The Company has stock-based compensation plans under which stock options are granted to officers and key employees at the market price on the date of the grant.

         The following summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2003:

Outstanding at January 31, 2003 ($3.61 to $16.04 per share).........................    6,735,594
Issued ($12.04 per share)...........................................................       33,220
Exercised ($4.61 to $10.14 per share)...............................................     (106,275)
Canceled or expired ($5.11 to $14.745 per share)....................................      (17,600)
                                                                                        ---------
Outstanding at July 31, 2003 ($3.61 to $16.04 per share)............................    6,644,939
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


                                                                 Three Months Ended                 Six Months Ended
                                                                     July 31                            July 31
                                                                 ------------------                 ----------------
                                                                2003              2002             2003             2002
                                                               ------            ------           ------           ------
Net Income                                 As Reported         $3,167            $5,391           $6,305          $9,575
                                     Compensation Cost            682               949            1,416           1,820
                                             Pro forma          2,484             4,442            4,889           7,755

Basic net income per share                 As Reported         $ 0.30            $ 0.43           $ 0.58          $ 0.77
                                     Compensation Cost            .06               .08              .13             .14
                                             Pro forma           0.24              0.35             0.45            0.63


Diluted net income per share               As Reported         $ 0.25            $ 0.37           $ 0.50          $ 0.65
                                     Compensation Cost            .05               .07              .11             .12
                                             Pro forma           0.20              0.30             0.39            0.53

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 5.  Net Income Per Share

         The following table reconciles the basic and diluted net income per share computation for each period presented:


                                                   Three Months Ended                      Six Months Ended
                                                      July 31, 2003                         July 31, 2003
                                              -------------------------------      ---------------------------------
                                                                         Per                                   Per
                                              Income       Shares       Share      Income       Shares        Share
                                              ------       ------       -----      ------       -------       -----
Basic net income per share                    $3,167       10,705       $0.30       $6,305       10,821       $0.58
                                                                        =====                                 =====
Effect of stock options                                     1,921                                 1,746
                                              ------       ------                   ------       ------
Diluted net income per share                  $3,167       12,626       $0.25       $6,305       12,567       $0.50
                                              ======       ======       =====       ======       ======       =====


                                                   Three Months Ended                      Six Months Ended
                                                       July 31, 2002                         July 31, 2002
                                             --------------------------------      --------------------------------
                                                                         Per                                   Per
                                              Income       Shares       Share      Income       Shares        Share
                                              ------       ------       -----      ------       -------       -----
Basic net income per share                    $5,391       12,522       $0.43       $9,575       12,411       $0.77
                                                                        =====                                 =====
Effect of stock options                                     2,206                                 2,344
                                              ------       ------                   ------       ------
Diluted net income per share                  $5,391       14,728       $0.37       $9,575       14,755       $0.65
                                              ======       ======       =====       ======       ======       =====

         For the three months ended July 31, 2003 and 2002, a total of 341,936 shares and 349,936 shares, respectively, and for the six months ended July 31, 2003 and 2002, a total of 375,156 and 24,936 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.

         On February 11, 2002, the Company effected a 3-for-2 stock split. The year-to-date per share data shown above has been retroactively restated to reflect this split.

Note 6.  Synthetic Fuel

         Net income for the second quarter and first half of fiscal 2003 reflects approximately $3.1 million and $6.2 million, respectively, of pre-tax investment income from the sales of the Company's entire Partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., a synthetic fuel limited partnership. The Internal Revenue Service is presently auditing this limited partnership. Approximately $1.9 million and $3.7 million of the payments due the Company and reported as income during the fiscal 2003 second quarter and first half, respectively, relating to sales of certain portions of the limited partnership interest is being held in escrow pending the results of the IRS audit. Subsequent payments relating to certain of these sales will also be held in escrow pending the results of the IRS audit. The amount to be held in escrow is approximately $10 million at July 31, 2003. Based on recent developments and IRS announcements the Company has classified the escrowed money as a long-term asset at July 31, 2003. The timing of the completion of the audit has not been determined.

         On September 5, 2002, the Company closed on its purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29 of the Internal Revenue Code. The Company has obtained a Private Letter Ruling from the IRS which would allow the disassembly, and reconstruction, of the facility at a yet to be determined host site. The previously disclosed letter of intent as to the potential relocation and commercialization of the plant has been terminated.
The Company remains obligated to disassemble the plant and remove it from its existing site at a currently estimated total cost of $2.4 million, including related expenses. Through July 31, 2003, approximately $1.4 million has been spent on this project, with an additional $0.9 million being held in escrow to guarantee the Company's future performance. The total of $2.4 million is classified as a long-term asset on the balance sheet. While this acquisition may result in the future production of synthetic fuel, there can be no assurances that this facility will ever be placed into commercial operation, and if not placed into commercial operation this asset could be deemed impaired.

         The Internal Revenue Service (IRS) has recently issued Announcement 2003-46, stating it has reason to question the scientific validity of testing procedures and results related to Section 29 income tax credits. The notice also announced that it would suspend the issuance of new rulings until its review is complete and that rulings could be revoked if the IRS did not determine that the test procedures demonstrate a significant chemical change between the feedstock coal and the synthetic fuel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of July 31, 2003 we operated 249 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2003" means the period February 1, 2003 to January 31, 2004.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                                             Three Months Ended               Six Months Ended
                                                                  July 31                         July, 31
                                                              ------------------               ----------------
                                                            2003              2002            2003         2002
                                                            ----              ----            ----         ----
Net sales.............................................     100.0%            100.0%          100.0%       100.0%
Cost of merchandise sold..............................      69.0              68.5            69.9         69.7
                                                          ------            ------          ------       ------
     Gross profit.....................................      31.0              31.5            30.1         30.3
Selling, general and administrative expenses..........      28.4              27.9            27.8         27.3
                                                          ------            ------          ------       ------
     Income from operations...........................       2.6               3.6             2.3          3.0
Investment income.....................................         -               0.1               -          0.1
Interest expense......................................      (1.4)             (1.4)           (1.3)        (1.5)
Gain on sale of real estate...........................         -                 -             0.2            -
Income from limited partnerships......................       3.4               5.4             3.3          5.2
                                                          ------            ------          ------       ------
     Income before provision for income taxes.........       4.6               7.7             4.5          6.8
Provision for income taxes............................       1.1               1.9             1.1          1.7
                                                          ------            ------          ------       ------
Net income............................................       3.5%              5.8%            3.4%         5.1%
                                                          ======            ======          ======       ======

Comparison of Three and Six Months Ended July 31, 2003 and 2002.

         Net sales in the second quarter ended July 31, 2003 were $91.4 million compared to $93.1 million in the prior year's second quarter, representing a decrease of $1.6 million or 1.8%. This decrease was primarily due to a net reduction of six stores since the end of the second quarter of fiscal 2002 and a decline in comparable store sales of 0.4%. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

         The strongest product category for the Company for the second quarter of fiscal 2003 was televisions which positively impacted comparable store sales by 7.4%. This increase was primarily caused by strong demand for high definition ready large screen televisions. All other major product categories negatively impacted comparable store sales with the appliance category impact being 4.1%, the video category being 1.6%, the other category being 1.2% and the audio category being 0.9%. The appliance category would have positively impacted comparable store sales with the exception of air conditioner sales which negatively impacted comparable store sales by 4.9%. Air conditioner sales were impacted by lower demand primarily due to cooler temperatures in certain markets as compared to the prior year and a lower average selling price.

         Net sales for the first half of fiscal 2003 were $186.8 million compared to $186.6 million for the first half of fiscal 2002, representing an increase of $0.2 million or 0.1%. Comparable store sales increased 2.2% for the first half of fiscal 2003. There was a net decrease of six stores since the end of the first half of fiscal 2002.

         The only major product category which positively impacted comparable store sales for the first half of fiscal 2003 was the television category which increased comparable store sales by 8.4%. This increase was primarily caused by strong demand for high definition ready large screen televisions. All other major product categories negatively impacted comparable store sales, with the appliance category impact being 2.5%, the audio category 1.4%, the other category 1.2% and the video category 1.1%.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.


                                                 Three Months Ended                Six Months Ended
                                                      July 31                           July 31
                                                 ------------------                ----------------
Product Category                                 2003              2002           2003            2002
----------------                                 -----             -----          ----            ----
Televisions.............................         46.4%             39.2%          49.2%           42.1%
Appliances..............................         26.7              30.6           22.2            25.1
Audio...................................         12.3              13.0           13.7            15.3
Video...................................          6.8               8.2            6.8             8.0
Other...................................          7.8               9.0            8.1             9.5
                                               ------            ------         ------          ------
                                                100.0%            100.0%         100.0%          100.0%
                                               ======            ======         ======          ======

         As of July 31, 2003, we had 249 stores compared to 255 stores one year earlier. We did not open any stores and closed three stores in the first half of fiscal 2003. We did not open any stores and closed seven during the first half of fiscal 2002.

         Gross profit of $28.3 million (31.0% of net sales) in the second quarter of fiscal 2003 was approximately $1.0 million lower than the $29.3 million (31.5% of net sales) recorded in the second quarter of fiscal 2002. Gross profit for the first half of fiscal 2003 was $56.2 million (30.1% of net sales) compared to $56.6 million (30.3% of net sales) for the first half of fiscal 2002. Gross profit margin for the second quarter of fiscal 2003 was negatively impacted in comparison to the second quarter of fiscal 2002 from lower air conditioner sales, which generally have higher gross profit margins, in the current year. The prior year gross profit margin on air conditioner sales was also higher due to opportunistic buying opportunities in the previous year.

         Selling, general and administrative expenses were $26.0 million for both the second quarter of fiscal 2003 (28.4% of net sales) and fiscal 2002 (27.9% of net sales). Selling, general and administrative expenses were $51.9 million (27.8% of net sales) for the first half of fiscal 2003, a 1.7% increase from $51.0 million (27.3% of net sales) for the first half of fiscal 2002. The increase in selling, general and administrative expense as a percentage of sales is primarily a result of increased expenditures for television advertising and increased commissioning cost to the sales staff partially offset by lower administrative cost.

         Interest expense was $1.3 million for both the second quarter of fiscal 2003 (1.4% of net sales) and fiscal 2002 (1.4% of net sales). Interest expense was $2.5 million (1.3% of net sales) for the first half of fiscal 2003 versus $2.8 million (1.5% of net sales) for the first half of fiscal 2002. The prior year first half interest expense includes a charge of approximately $250,000 for early extinguishment of mortgage loans of $7.0 million. For the current year we have had higher borrowing costs on the line of credit due to higher outstanding borrowings. This has been offset by lower interest cost from mortgage debt due to lower outstanding borrowings and on average lower interest rates on the variable rate mortgage loans.

         During the first quarter of fiscal 2003, we sold one property for a gain of approximately $386,000. We had previously closed this store and leased it to an unrelated party.

         Results for the second quarter and first half of fiscals 2003 and 2002 also reflect the impact of our equity investment in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P., and Somerset SynFuel, L.P., which produce synthetic fuels. We remain a limited partner in the Somerset limited partnership but have sold our ownership interest in the Colona limited partnership through a series of three sales. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in the Colona limited partnership, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. This partnership is currently being audited by the Internal Revenue Service. Proceeds related to the July 31, 2000 and May 31, 2001 sales are now being put into escrow pending the results of the audit. The amount to be held in escrow is approximately $10 million at July 31, 2003. All proceeds have been reported as income whether received or put into escrow. Below is a table summarizing the income from the sales, net of certain expenses. The lower income for the current year generally reflects lower production levels compared to the previous year.


                                                Three Months Ended                Six Months Ended
                                                      July 31                          July 31
                                              ------------------------         ----------------------
                                              2003               2002           2003            2002
                                                                   (In Thousands)
February 1, 1999 sale.................        $1,244            $1,850         $2,466          $3,699
July 31, 2000 sale....................           993             1,350          1,951           2,700
May 31, 2001 sale.....................           882             1,436          1,766           2,873
                                             -------           -------        -------         -------
                                              $3,119            $4,636         $6,183          $9,272
                                             =======           =======        =======         =======

         Our effective tax rate was 25.0% for the second quarter of fiscals 2003 and 2002 and 25.0% and 24.2% for the first half of fiscals 2003 and 2002, respectively, after reflecting our share of federal income tax credits earned by the Somerset limited partnership under Section 29 of the Internal Revenue Code.

         The Internal Revenue Service (IRS) has recently issued Announcement 2003-46, stating it has reason to question the scientific validity of testing procedures and results related to Section 29 income tax credits. The notice also announced that it would suspend the issuance of new rulings until its review is complete and that rulings could be revoked if the IRS did not determine that the test procedures demonstrate a significant chemical change between the feedstock coal and the synthetic fuel.

         As a result of the foregoing, net income for the second quarter of fiscal 2003 was $3.2 million, a 41.3% decrease from $5.4 million for the second quarter of fiscal 2002. Net income for the first half of fiscal 2003 was $6.3 million, a 34.1% decrease from $9.6 million for the first half of fiscal 2002.

Liquidity and Capital Resources

         Net cash used in operating activities was approximately $9.8 million for the first six months of fiscal 2003, compared to $28.0 million for the first six months of fiscal 2002. For the first half of fiscal 2003, cash was provided by net income of $6.3 million, adjusted for the impact of $6.2 million for gains on our installment sales of the limited partnership interest, non-cash items of $1.3 million which consisted of deferred income and depreciation and amortization and $0.3 million gain on disposal of fixed assets. The primary use of cash was an increase in inventory of $27.0 million due to opportunistic purchases and seasonal fluctuations. The other uses of cash were a decrease in other liabilities of $2.1 million and an increase in other assets of $1.3 million. Cash was provided by an increase in accounts payable of $18.0 million due to the increase in inventory and the timing of purchases and payments to vendors. Cash was also provided by an increase in accounts receivable of $1.6 million.

         At July 31, 2003, working capital was $79.6 million compared to $93.3 million at January 31, 2003. The ratio of current assets to current liabilities was 1.7 to 1 at July 31, 2003 and 2.3 to 1 at January 31, 2003.

         We received proceeds of approximately $2.4 million for installment sales of a portion of our ownership interest in a limited partnership and $0.8 million from the sale of a previously closed store location during the first half of fiscal 2003. We had capital expenditures of approximately $1.8 million during the first half of fiscal 2003, primarily for the addition currently in process to the warehouse in Dayton, Ohio.

         Cash provided by financing activities totaled approximately $9.1 million for the first half of fiscal 2003. Cash was provided by increased borrowings of approximately $17.3 million on the line of credit. We received proceeds of approximately $650,000 from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $300,000 for the first half of fiscal 2003 which was reflected as an increase in additional paid-in capital. Cash of $3.1 million was used for scheduled payments of mortgage debt. Cash of approximately $6.1 million was also used to acquire 560,000 shares of our common stock. We currently have approximately 170,500 authorized shares remaining under the stock buy-back program.

Recently Issued Accounting Standards

         In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149 "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003, and should be applied prospectively. The Company will adopt the Statement, as required, but does not expect the adoption to have a material impact on its financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The Company will adopt the Statement, as required, but does not expect the adoption to have a material impact on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         No material changes since January 31, 2003.

Item 4. Controls and Procedures

         The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are filed with this report:


        31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32       Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K.

        On June 9, 2003, the Company filed a Form 8-K reporting under Item 12 the issuance of a press release announcing financial results for the quarter ended April 30, 2003 and transcript of the related conference call with analysts and other interested parties.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        REX STORES CORPORATION
                                        Registrant



September 15, 2003                      STUART A. ROSE
                                        Stuart A. Rose
                                        Chairman of the Board
                                        (Chief Executive Officer)



September 15, 2003                      DOUGLAS L. BRUGGEMAN
                                        Douglas L. Bruggeman
                                        Vice President, Finance and Treasurer
                                        (Chief Financial Officer)