Form 10-Q
period 2003-10-31
REX STORES CORP
filed 2003-12-11
CIK 744187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended October 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from            to
                                   ----------   ---------


                         Commission File Number 0-13283

                             REX Stores Corporation
             (Exact name of registrant as specified in its charter)


            Delaware                                     31-1095548
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)


    2875 Needmore Road, Dayton, Ohio                       45414
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

At the close of business on December 10, 2003, the registrant had 10,958,815 shares of Common Stock, par value $.01 per share, outstanding.

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                         Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Condensed Balance Sheets......... 3
            Consolidated Condensed Statements of Income... 4 Consolidated Condensed Statements of
               Shareholders' Equity....................... 5
            Consolidated Condensed Statements of
               Cash Flows................................. 6
            Notes to Consolidated Condensed Financial
               Statements................................. 7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................12

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk...................................18

Item 4.   Controls and Procedures.........................18


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     REX STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 A S S E T S

                                                    October 31   January 31  October 31
                                                       2003         2003       2002
                                                              (In Thousands)
                                                     Unaudited               Unaudited
CURRENT ASSETS:
      Cash and cash equivalents                      $   1,503   $   1,380   $   1,495
      Accounts receivable, net                           1,551       3,413         626
      Synthetic fuel receivable                            655       6,619       5,592
      Merchandise inventory                            155,354     142,063     167,616
      Prepaid expenses and other                         2,704       2,567       3,282
      Future income tax benefits                        10,350      10,350      12,614
                                                     ---------   ---------   ---------
        Total current assets                           172,117     166,392     191,225

PROPERTY AND EQUIPMENT, NET                            131,560     134,563     136,280
OTHER ASSETS                                             2,596       1,656           -
FUTURE INCOME TAX BENEFITS                               6,070       6,070       7,320
SYNTHETIC FUEL ESCROW                                    7,886           -           -
RESTRICTED INVESTMENTS                                   2,253       2,241       2,237
                                                     ---------   ---------   ---------
          Total assets                               $ 322,482   $ 310,922   $ 337,062
                                                     =========   =========   =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                  $  18,901   $  13,451   $  21,829
      Current portion of long-term debt                  7,708       5,657       4,845
      Current portion of deferred income
         and deferred gain on sale and
         leaseback                                      10,985      11,107      11,154
      Accounts payable, trade                           34,690      27,417      46,075
      Accrued income taxes                               1,371           -       3,005
      Accrued payroll                                    4,885       6,750       5,209
      Other current liabilities                          8,449       8,669       9,349
                                                     ---------   ---------   ---------
        Total current liabilities                       86,989      73,051     101,466
                                                     ---------   ---------   ---------

LONG-TERM LIABILITIES:
      Long-term mortgage debt                           57,752      64,426      66,493
      Deferred income                                   12,632      13,993      13,679
      Deferred gain on sale and
         leaseback                                           -         348         497
                                                     ---------   ---------   ---------
           Total long-term liabilities                  70,384      78,767      80,669
                                                     ---------   ---------   ---------

SHAREHOLDERS' EQUITY:
      Common stock                                         281         277         277
      Paid-in capital                                  123,677     121,282     119,082
      Retained earnings                                168,026     157,640     148,557
      Treasury stock                                  (126,875)   (120,095)   (112,989)
                                                     ---------   ---------   ---------
          Total shareholders' equity                   165,109     159,104     154,927
                                                     ---------   ---------   ---------
           Total liabilities and
             shareholders' equity                    $ 322,482   $ 310,922   $ 337,062
                                                     =========   =========   =========


                 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    Unaudited



                                                     Three Months Ended        Nine Months Ended
                                                          October 31             October 31
                                                       2003        2002        2003        2002
                                                       (In Thousands, Except Per Share Amounts)
NET SALES                                             $96,556    $95,743     $283,404    $282,349

COSTS AND EXPENSES:
     Cost of merchandise sold                          67,869     66,825      198,521     196,847
     Selling, general and
      administrative expenses                          26,111     25,716       78,012      76,733
                                                      -------    -------     --------    --------
Total costs and expenses                               93,980     92,541      276,533     273,580
                                                      -------    -------     --------    --------

INCOME FROM OPERATIONS                                  2,576      3,202        6,871       8,769

INVESTMENT INCOME                                          14         16           54         299
INTEREST EXPENSE                                       (1,275)    (1,388)      (3,773)     (4,238)
GAIN ON SALE OF REAL ESTATE                               393          -          779           -
INCOME FROM LIMITED
  PARTNERSHIPS                                          3,733      3,854        9,916      13,494
                                                      -------    -------     --------    --------
Income before provision for
income taxes                                            5,441      5,684       13,847      18,324

PROVISION FOR INCOME TAXES                              1,360      1,410        3,461       4,475
                                                      -------    -------     --------    --------
NET INCOME                                            $ 4,081    $ 4,274     $ 10,386    $ 13,849
                                                      =======    =======     ========    ========

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                                    10,819     12,179       10,820      12,333
                                                      =======    =======     ========    ========
BASIC NET INCOME PER SHARE                            $  0.38    $  0.35     $   0.96    $   1.12
                                                      =======    =======     ========    ========

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                  12,866     13,791       12,608      14,482
                                                      =======    =======     ========    ========

DILUTED NET INCOME PER SHARE                          $  0.32    $  0.31     $   0.82    $   0.96
                                                      =======    =======     ========    ========

                 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                 Common Shares
                       --------------------------------
                            Issued         Treasury                             Total
                       --------------------------------  Paid-in   Retained  Shareholders'
                       Shares  Amount  Shares   Amount   Capital   Earnings    Equity
                                                   (In Thousands)
Balance at
  January 31, 2003     27,746    $277  16,607  $120,095  $121,282  $157,640    $159,104

Net income                  -       -       -         -         -    10,386      10,386

Treasury stock
  acquired                  -        -    651     7,415         -         -      (7,415)

Stock options
  exercised and
  related tax effects     371       4     (87)     (635)    2,395         -       3,034
                       ------    ----  ------  --------  --------  --------    --------
Balance at
  October 31, 2003     28,117    $281  17,171  $126,875  $123,677  $168,026    $165,109
                       ======    ====  ======  ========  ========  ========    ========


                 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                     Nine Months Ended
                                                                        October 31
                                                                   2003            2002
                                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                 $ 10,386        $  13,849
      Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Depreciation and amortization, net                         3,039           3,246
         Income of limited partnerships                            (9,916)        (13,494)
         (Gain) Loss on disposal of fixed assets                     (713)             81
         Deferred income                                           (1,360)         (2,130)
      Changes in assets and liabilities:
         Accounts receivable                                        1,862             493
         Merchandise inventory                                    (13,292)        (66,599)
         Other current assets                                        (138)           (732)
         Other long term assets                                      (940)              -
         Accounts payable, trade                                    7,273          13,457
         Other current liabilities                                   (715)          1,015
                                                                 --------        --------
NET CASH USED IN
      OPERATING ACTIVITIES                                         (4,514)        (50,814)
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                      (2,486)         (1,663)
         Proceeds from sale of partnership
              interest                                              7,995           9,448
         Proceeds from sale of real estate
              and fixed assets                                      2,693           1,108
         Restricted investments                                       (12)            (15)
                                                                 --------        --------
NET CASH PROVIDED BY
      INVESTING ACTIVITIES                                          8,190           8,878
                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable                                  5,451          21,763
         Payments of long-term debt                                (4,623)        (10,878)
         Stock options exercised and related
              tax effects                                           2,399           2,384
         Treasury stock issued                                        635             372
         Treasury stock acquired                                   (7,415)         (9,651)
                                                                 --------        --------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                         (3,553)          3,990
                                                                 --------        --------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                            123         (37,946)

CASH AND CASH EQUIVALENTS,
      beginning of period                                           1,380          39,441
                                                                 --------        --------

CASH AND CASH EQUIVALENTS,
      end of period                                              $  1,503        $  1,495
                                                                 ========        ========


                 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                October 31, 2003

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

         The Company accounts for vendor allowances in accordance with Emerging Issues Task Force (EITF) 02-16 "Accounting by a Customer for Certain Consideration Received from a Vendor," which addresses how and when to reflect consideration received from vendors in the consolidated financial statements. Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold or expense incurred. Advertising costs are expensed as incurred.

         Cost of sales includes the cost of merchandise, markdowns and inventory shortage, receiving, warehousing and freight charges to get merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling and administrative expenses. Due to this classification, the Company's gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling and administrative expense.

         The Company includes stores expenses (such as payroll and occupancy costs), advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

         Interest expense of $3,773,000 for the nine months ended October 31, 2003 is net of approximately $65,000 of interest capitalized. Total interest expense approximated interest paid for the first nine months of fiscal 2003. Interest expense of $4,238,000 for the nine months ended

October 31, 2002 includes approximately $248,000 for loan fee write-offs related to early termination of mortgage loans resulting in actual interest paid of approximately $3,990,000.

         The Company paid income taxes of approximately $1,605,000 and $3,015,000 for the nine months ended October 31, 2003 and 2002, respectively.

Note 3.  Recently Issued Accounting Standards

         In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company adopted the provisions of EITF No. 00-21 during the third quarter of fiscal 2003 with no material impact to the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires the consolidation of certain types of entities. The Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003. The Interpretation is effective for interim periods beginning after June 15, 2003 for an enterprise that has variable interest entities acquired prior to February 1, 2003. The Company adopted the new Interpretation, as required, but such adoption did not have a material impact on the financial statements as the Company does not have an investment in Variable Interest Entities.

Note 4.  Stock Option Plans

         The Company has stock-based compensation plans under which stock options are granted to officers, directors and key employees at the market price on the date of the grant.

         The following summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2003:

Outstanding at January 31, 2003 ($3.61 to $16.04 per share)..........  6,735,594
Issued ($12.04 to $13.01 per share)..................................    363,220
Exercised ($3.61 to $10.14 per share)................................   (459,805)
Canceled or expired ($5.11 to $14.745 per share).....................    (35,000)
                                                                       ---------

Outstanding at October 31, 2003 ($3.61 to $16.04 per share)..........  6,604,009
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

                                             Three Months Ended          Nine Months Ended
                                                October 31                  October 31
                                             ------------------          -----------------
                                              2003        2002            2003      2002
                                             ------      ------          -------   -------
Net Income                 As Reported       $4,081      $4,274          $10,386   $13,849
                     Compensation Cost          664         934            2,086     2,754
                             Pro forma        3,417       3,340            8,300    11,095
Basic net
  income per
  share                    As Reported       $ 0.38      $ 0.35          $  0.96   $  1.12
                     Compensation Cost          .06         .08              .19       .22
                             Pro forma         0.32        0.27             0.77      0.90
Diluted net
  income per
  share                    As Reported       $ 0.32      $ 0.31          $  0.82   $  0.95
                     Compensation Cost          .05         .07              .16       .19
                             Pro forma         0.27        0.24             0.66      0.76


The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 5.  Net Income Per Share

         The following table reconciles the basic and diluted net income per share computation for each period presented:


                                      Three Months Ended           Nine Months Ended
                                       October 31, 2003            October 31, 2003
                                       ----------------            ----------------

                                                       Per                         Per
                                    Income   Shares   Share     Income    Shares   Share
                                    ------   ------   -----     -------   ------   -----
Basic net income per share          $4,081   10,819   $0.38     $10,386   10,820   $0.96
                                                      =====                        =====
Effect of stock options                       2,047                        1,788
                                    ------   ------             -------   ------
Diluted net income per
share                               $4,081   12,866   $0.32     $10,386   12,608   $0.82
                                    ======   ======   =====     =======   ======   =====



                                      Three Months Ended           Nine Months Ended
                                       October 31, 2002            October 31, 2002
                                       ----------------            ----------------

                                                       Per                         Per
                                    Income   Shares   Share     Income    Shares   Share
                                    ------   ------   -----     -------   ------   -----
Basic net income per share          $4,274   12,179   $0.35     $13,849   12,333   $1.12
                                                      =====                        =====
Effect of stock options                       1,612                        2,149
                                    ------   ------             -------   ------
Diluted net income per
share                               $4,274   13,791   $0.31     $13,849   14,482   $0.95
                                    ======   ======   =====     =======   ======   =====

         For the three months ended October 31, 2003 and 2002, a total of 337,136 shares and 349,936 shares, respectively, and for the nine months ended October 31, 2003 and 2002, a total of 667,136 and 349,936 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.

         On February 11, 2002, the Company effected a 3-for-2 stock split. The year-to-date per share data shown above has been retroactively restated to reflect this split.

Note 6.  Synthetic Fuel

         Net income for the third quarter and first nine months of fiscal 2003 reflects approximately $3.7 million and $9.9 million, respectively, of pre-tax investment income from the sales of the Company's entire Partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., a synthetic fuel limited partnership. The Internal Revenue Service is presently auditing this limited partnership. Approximately $2.2 million and $6.0 million of the payments due the Company and reported as income during the fiscal 2003 third quarter and first nine months, respectively, relating to sales of certain portions of the limited partnership interest is being held in escrow pending the results of the IRS audit. Subsequent payments relating to certain of these sales will also be held in escrow pending the results of the IRS audit. During the third quarter of fiscal 2003, the Company substituted a Letter of Credit for $4.4 million to Colona and received proceeds of $4.4 million from the escrowed funds. The amount to be held in escrow is approximately $7.9 million at October 31, 2003. Both the escrowed money and Letter of Credit amount totaling $12.3 million is at risk if there is an unfavorable IRS ruling. The Letter of Credit guarantees the Company's own performance. The Company has classified the escrowed money as a long-term asset at October 31, 2003. The timing of the completion of the audit has not been determined.

         On September 5, 2002, the Company closed on its purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29 of the Internal Revenue Code. The Company has obtained a Private Letter Ruling from the IRS which would allow the disassembly, and reconstruction, of the facility at a yet to be determined host site. The previously disclosed letter of intent as to the potential relocation and commercialization of the plant has been terminated. The Company has completed the disassembly of the plant and remains obligated to remove it from its existing site at a currently estimated total cost of $2.4 million, including related expenses. Through October 31, 2003, approximately $2.0 million has been spent on this project, with an additional $0.5 million being held in escrow to guarantee the Company's future performance. The total of $2.5 million is classified as a long-term asset on the balance sheet. While this acquisition may result in the future production of synthetic fuel, there can be no assurances that this facility will ever be placed into commercial operation, and if not placed into commercial operation this asset could be deemed impaired.

         In July, 2003, the Internal Revenue Service (IRS) issued Announcement 2003-46, stating it has reason to question the scientific validity of testing procedures and results related to Section 29 income tax credits. The notice also announced that it would suspend the issuance of new rulings until its review is complete and that rulings could be revoked if the IRS did not determine that the test procedures demonstrate a significant chemical change between the feedstock coal and the synthetic fuel.

         Colona SynFuel Limited Partnership, L.L.L.P. advised the Company that in October 2003, the National Office of the IRS concluded that the experts, engaged by Colona who test the synthetic fuel for chemical change, used reasonable scientific methods to reach their conclusions. The Company has been informed by Colona that the National Office will not take any adverse action on the private letter ruling that has been issued for the Colona facility. A written decision memorializing the National Office's conclusions should be available within approximately the next two months. At that time, the IRS field auditors will have the right to ask for reconsideration of the National Office's decision. Although this is a significant event, the audit of the Colona facility is not yet completed. This determination applies only to the Colona facility in which the Company has sold its interest but is still receiving pre-tax investment income.

         The Company also owns an interest in another synthetic fuel partnership, Somerset SynFuel, L.P., for which the Company continues to receive tax credits. The IRS has notified the parent company of the general partner of Somerset SynFuel, L.P. of its intention to audit the synthetic fuel operations of the parent company's subsidiaries as part of its normal audit program for the parent company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of October 31, 2003 we operated 248 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2003" means the period February 1, 2003 to January 31, 2004.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                          Three Months Ended              Nine Months Ended
                                                              October 31                     October, 31
                                                        ----------------------            ------------------
                                                        2003              2002            2003          2002
                                                        ----              ----            ----          ----
Net sales.............................................   100.0%            100.0%          100.0%       100.0%
Cost of merchandise sold..............................    70.3              69.8            70.1         69.7
                                                        ------            ------           -----        -----
     Gross profit.....................................    29.7              30.2            29.9         30.3
Selling, general and administrative expenses .........    27.0              26.9            27.5         27.2
                                                        ------            ------           -----        -----
     Income from operations...........................     2.7               3.3             2.4          3.1
Investment income.....................................       -                 -               -          0.1
Interest expense......................................    (1.3)             (1.4)           (1.3)        (1.5)
Gain on sale of real estate...........................     0.4                 -             0.3            -
Income from limited partnerships......................     3.8               4.0             3.5          4.8
                                                        ------            ------           -----        -----
     Income before provision for income taxes.........     5.6               5.9             4.9          6.5
Provision for income taxes............................     1.4               1.4             1.2          1.6
                                                        ------            ------           -----        -----
Net income............................................     4.2%              4.5%            3.7%         4.9%
                                                        ======            ======           =====        =====

Comparison of Three and Nine Months Ended October 31, 2003 and 2002

         Net sales in the third quarter ended October 31, 2003 were $96.6 million compared to $95.7 million in the prior year's third quarter, representing an increase of $0.8 million or 0.8%. This increase was primarily due to an increase in comparable store sales of 2.0% for the third quarter of fiscal 2003. This increase was partially offset by a reduction of seven stores since the end of the third quarter of fiscal 2002. We consider a store to be comparable after it has been open for six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

         The strongest product category for the Company for the third quarter of fiscal 2003 was televisions which positively impacted comparable store sales by 4.6%. This increase was primarily caused by increased demand for high definition ready large screen televisions. The appliance category positively impacted comparable store sales for the quarter by 0.2%. All other major product categories negatively impacted comparable store sales with the audio category impact being 1.1%, the other category being 0.9% and the video category being 0.8%.

         Net sales for the first nine months of fiscal 2003 were $283.4 million compared to $282.3 million for the first nine months of fiscal 2002, representing an increase of $1.1 million or 0.4%. Comparable store sales increased 2.1% for the first nine months of fiscal 2003. There was a net decrease of seven stores since the end of the third quarter of fiscal 2002.

         The strongest product category for the Company for the first nine months of fiscal 2003 was the television category which positively impacted comparable store sales by 8.4%. This increase was primarily caused by increased demand for high definition ready large screen televisions. All other major product categories negatively impacted comparable store sales with the video category impact being 2.3%, the appliance category being 1.6%, the audio category being 1.3% and the other category being 1.1%.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.

                                                          Three Months Ended                Nine Months Ended
                                                               October 31                       October 31
                                                        ------------------------          --------------------
Product Category                                         2003             2002             2003           2002
----------------                                        -----             -----           -----           -----
Televisions...........................................    53.5%             50.2%          50.6%           44.9%
Appliances............................................    20.3              20.4           21.6            23.5
Audio.................................................    11.4              12.6           12.9            14.4
Video.................................................     7.1               8.1            6.9             8.0
Other.................................................     7.7               8.7            8.0             9.2
                                                         -----             -----          -----           -----
                                                         100.0%            100.0%         100.0%          100.0%
                                                         =====             =====          =====           =====

         As of October 31, 2003, we had 248 stores compared to 255 stores one year earlier. We did not open any stores and closed four stores during the first nine months of fiscal 2003. We did not open any stores and closed seven stores during the first nine months of fiscal 2002.

         Gross profit of $28.7 million (29.7% of net sales) in the third quarter of fiscal 2003 was approximately $0.2 million lower than the $28.9 million (30.2% of net sales) recorded in the third quarter of fiscal 2002. Gross profit for the first nine months of fiscal 2003 was $84.9 million (29.9% of net sales) compared to $85.5 million (30.3% of net sales) for the first nine months of fiscal 2002. Gross profit margin has been reduced both due to more aggressive promotional activity and recognizing a reduced amount of extended service contract sales which generally have higher gross profit margin associated with it.

         Selling, general and administrative expenses were $26.1 million (27.0% of net sales) for the third quarter of fiscal 2003 compared to $25.7 million (26.9% of net sales) for the third quarter of fiscal 2002.

This represents an increase of $0.4 million or 1.5%. Selling, general and administrative expenses were $78.0 million (27.5% of net sales) for the first nine months of fiscal 2003 compared to $76.7 million (27.2% of net sales) for the comparable period of fiscal 2002. This is an increase of $1.3 million or 1.7% for the first nine months of fiscal 2003. The increase in expenditures was primarily due to increased cost of commissioning to the sales staff.

         Interest expense was $1.3 million (1.3% of net sales) for the third quarter of fiscal 2003, a reduction of $0.1 million from the $1.4 million (1.4% of net sales) for the third quarter of fiscal 2002. Interest expense was $3.8 million (1.3% of net sales) for the first nine months of fiscal 2003 compared to $4.2 million (1.5% of net sales) for the first nine months of fiscal 2002. The first nine months of fiscal 2002 includes a charge of approximately $250,000 for early extinguishment of mortgage loans of $7.0 million. For the current year we have had higher borrowing costs on the line of credit due to on average higher outstanding borrowings. This has been offset by lower interest cost from mortgage debt due to lower outstanding borrowings and on average lower interest rates on the variable rate mortgage loans.

         During the third quarter of fiscal 2003, we sold two properties for a gain of approximately $393,000. This related to the one store closed during the third quarter and another store that was closed earlier in the fiscal year. During the first quarter of fiscal 2003, we sold one property for a gain of approximately $386,000. We had previously closed this store and leased it to an unrelated party.

         Results for the third quarter and first nine months of fiscals 2003 and 2002 also reflect the impact of our equity investment in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P., and Somerset SynFuel, L.P., which produce synthetic fuels. We remain a limited partner in the Somerset limited partnership but have sold our ownership interest in the Colona limited partnership through a series of three sales. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in the Colona limited partnership, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. This partnership is currently being audited by the Internal Revenue Service. Proceeds related to the July 31, 2000 and May 31, 2001 sales are now being put into escrow pending the results of the audit. During the third quarter of fiscal 2003, we delivered a $4.4 million Letter of Credit to Colona and received proceeds of $4.4 million from the escrowed funds. The Letter of Credit guarantees our own performance. The amount to be held in escrow, net of the $4.4 million received, is approximately $7.9 million at October 31, 2003. All proceeds have been reported as income whether received or put into escrow. Below is a table summarizing the income from the sales, net of certain expenses. The lower income for the current year generally reflects lower production levels compared to the previous year.

                                                        Three Months Ended                Nine Months Ended
                                                             October 31                       October 31
                                                      ------------------------         ----------------------
                                                       2003              2002           2003            2002
                                                                            (In Thousands)
February 1, 1999..................................    $1,489            $1,666         $3,955          $5,365
July 31, 2000 sale................................     1,188             1,350          3,139           4,050
May 31, 2001 sale.................................     1,056               838          2,822           3,711
                                                      ------            ------         ------         -------
                                                      $3,733            $3,854         $9,916         $13,126
                                                      ======            ======         ======         =======

         Net income for the first nine months of fiscal 2002 also reflects pre-tax income, net of expenses, of approximately $0.4 million from the settlement of a previously filed lawsuit relating to our participation as a limited partner in Somerset SynFuel, L.P. As part of the settlement, which was effected without the admission of liability by any party, the Company entered into an Amended and Restated Agreement of Limited Partnership which facilitates future production of synthetic fuel.

         Our effective tax rate was 25.0% and 24.8% for the third quarter of fiscals 2003 and 2002, respectively, and 25.0% and 24.4% for the first nine months of fiscals 2003 and 2002, respectively, after reflecting our share of federal income tax credits earned by the Somerset limited partnership under
Section 29 of the Internal Revenue Code.

         In July, 2003, the Internal Revenue Service (IRS) issued Announcement 2003-46, stating it has reason to question the scientific validity of testing procedures and results related to Section 29 income tax credits. The notice also announced that it would suspend the issuance of new rulings until its review is complete and that rulings could be revoked if the IRS did not determine that the test procedures demonstrate a significant chemical change between the feedstock coal and the synthetic fuel.

         Colona SynFuel Limited Partnership, L.L.L.P. advised us that in
October 2003, the National Office of the IRS concluded that the experts, engaged by Colona who test the synthetic fuel for chemical change, use reasonable scientific methods to reach their conclusions. We have been informed by Colona that the National Office will not take any adverse action on the private letter ruling that has been issued for the Colona facility. A written decision memorializing the National Office's conclusions should be available within approximately the next two months. At that time, the IRS field auditors will have the right to ask for reconsideration of the National Office's decision. Although this is a significant event, the audit of the Colona facility is not yet completed. This determination applies only to the Colona facility in which the Company has sold its interest but continues to receive pre-tax investment income.

         The IRS has notified the parent company of the general partner of Somerset SynFuel, L.P. of its intention to audit the synthetic fuel operations of the parent company's subsidiaries as part of its normal audit program for the parent company.

         As a result of the foregoing, net income for the third quarter of fiscal 2003 was $4.1 million, a 4.5% decrease from $4.3 million for the third quarter of fiscal 2002. Net income for the first nine months of fiscal 2003 was $10.4 million, a 25.0% decrease from $13.8 million for the first nine months of fiscal 2002.

Liquidity and Capital Resources

         Net cash used in operating activities was approximately $4.5 million for the first nine months of fiscal 2003, compared to $50.8 million for the first nine months of fiscal 2002. For the first nine months of fiscal 2002, cash was provided by net income of $10.4 million, adjusted for the impact of $9.9 million for gains on our installment sales of the limited partnership interest, non-cash items of $1.7 million which consisted of deferred income and depreciation and amortization and $0.7 million gain on disposal of fixed assets. The primary use of cash was an increase in inventory of $13.3 million primarily due to seasonal fluctuations. The other use of cash was an increase in other assets of $1.1 million. Cash was provided by an increase in accounts payable of $7.3 million due to the increase in inventory and the timing of purchases and payments to vendors. Cash was also provided by a decrease in accounts receivable of $1.9 million.

         At October 31, 2003, working capital was $85.1 million compared to $93.3 million at January 31, 2003. The ratio of current assets to current liabilities was 2.0 to 1 at October 31, 2003 and 2.3 to 1 at January 31, 2003.

         During the first nine months of fiscal 2003, we received proceeds of $8.0 million from installment sales of our portion of our ownership interest in a limited partnership, including $4.4 million received from escrow funds after we substituted a letter of credit for the funds. We also received proceeds of $2.7 million from the sale of three closed store locations. We had capital expenditures of approximately $2.5 million during the first nine months of fiscal 2003, primarily for the addition in process to the warehouse in Dayton, Ohio.

         Cash provided by financing activities totaled approximately $3.6 million for the first nine months of fiscal 2003. Cash was provided by increased borrowings of approximately $5.5 million on the line of credit. We received proceeds of approximately $2.7 million from the exercise of stock options by employees and directors. We also booked a tax benefit of approximately $300,000 during the first nine months of fiscal 2003 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of $4.6 million was used for scheduled payments of mortgage debt. Cash of approximately $7.4 million was also used to acquire 650,000 shares of our common stock. We currently have approximately 170,500 authorized shares remaining under the stock buy-back program.

Recently Issued Accounting Standards

         In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company adopted the provisions of EITF No. 00-21 during the third quarter of fiscal 2003 with no material impact to the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires the consolidation of certain types of entities. The Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003. The Interpretation is effective for interim periods beginning after June 15, 2003 for an enterprise that has variable interest entities acquired prior to February 1, 2003. The Company adopted the new Interpretation, as required, but such adoption did not have a material impact on the financial statements as the Company does not have an investment in Variable Interest Entities.

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

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed with this report:

             31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         On September 4, 2003, the Company filed a Form 8-K reporting under Item 12 the issuance of a press release announcing financial results for the fiscal quarter ended July 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    REX STORES CORPORATION
                                    Registrant



December 11, 2003                   STUART A. ROSE
                                    Stuart A. Rose
                                    Chairman of the Board
                                    (Chief Executive Officer)



December 11, 2003                   DOUGLAS L. BRUGGEMAN
                                    Douglas L. Bruggeman
                                    Vice President, Finance and
                                    Treasurer
                                    (Chief Financial Officer)