Form 10-K
period 2004-01-31
REX STORES CORP
filed 2004-04-15
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2004           COMMISSION FILE NO. 0-13283

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
    Title of each class                                    on which registered
----------------------------                             -----------------------
Common Stock, $.01 par value                             New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

At the close of business on July 31, 2003 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,896,784 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $117,326,622.

There were 11,390,493 shares of the registrant's Common Stock outstanding as of April 14, 2004.

                       Documents Incorporated by Reference

Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on May 27, 2004 are incorporated by reference into Part III of this Form 10-K.

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

                                     PART I

Item 1. Business

Overview

We are a leading specialty retailer in the consumer electronics/appliance industry, serving over 200 small to medium-sized towns and communities. Since 1980, when our first four stores were acquired, we have expanded into a national chain operating 248 stores in 37 states under the "REX" trade name. Our stores average approximately 11,300 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, video and audio equipment, camcorders and major household appliances.

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

We either lease or purchase store sites depending upon opportunities available to us and relative costs. We did not open any stores in fiscal 2003 and currently have no new stores under development for fiscal 2004. We are, however, currently working on relocating seven existing stores to new locations in the same markets. Six of these new locations will be owned rather than leased.

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

Store Operations

Stores. We locate our stores in the general vicinity of major retail shopping districts and design our stores to generate their own traffic. Currently, 178 stores are located in free-standing buildings, with the balance situated in strip shopping centers and regional malls. Stores located in malls have exterior access and signage rights.

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

Our operations are divided into regional districts, containing from two to 11 stores whose managers report to a district manager. Our 42 district managers report to one of five regional vice presidents. Each store is staffed with a full-time manager and one or two assistant managers, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis.

We evaluate the performance of our stores on a continuous basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, will close any store which is not adequately contributing to our profitability. We closed 4, 10 and 10 stores during fiscal 2003, 2002 and 2001, respectively.

Store Locations. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2004:

State           Number of Stores       State        Number of Stores
-------------   ----------------   --------------   ----------------
Alabama                13          Nebraska                 2
Arkansas                1          New Mexico               1
Colorado                3          New York                19
Florida                26          North Carolina           7
Georgia                 7          North Dakota             3
Idaho                   5          Ohio                    21
Illinois               10          Oklahoma                 5
Indiana                 4          Pennsylvania            19
Iowa                   10          South Carolina           9
Kansas                  2          South Dakota             3
Kentucky                3          Tennessee                9
Louisiana               6          Texas                   11
Maryland                1          Vermont                  1
Massachusetts           1          Virginia                 2
Michigan                8          Washington               3
Minnesota               1          West Virginia            6
Mississippi            12          Wisconsin                4
Missouri                3          Wyoming                  2
Montana                 5

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

We accept MasterCard, Visa and Discover. We estimate that, during fiscal 2003, approximately 38.8% of our total sales were made on these credit cards, and approximately 17.4% were made on revolving or installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We work with local consumer finance companies in each of our markets in implementing these credit arrangements and are able to offer competitive credit packages, generally including interest-free financing options. During fiscal 2003 we offered a Rex private label credit card in approximately 183 stores using a third party finance company. As of April 1, 2004, we began to offer the REX private label credit card in all stores.

Merchandising

Products. We offer a broad selection of brand name consumer electronics and home appliance products at a range of price points. We emphasize depth of product selection within selected key product categories. We sell approximately 1,200 products produced by approximately 60 manufacturers. Our product categories include:

Televisions         Video             Audio            Appliances           Other
-----------   -----------------   ---------------   ----------------   ---------------
TVs           VCRs                Stereo Systems    Air Conditioners   Extended Service
Big Screen    Camcorders          Receivers         Microwave Ovens       Contracts
   TVs        Digital Satellite   Compact Disc      Washers            Ready to Assemble
TV/VCR/          Systems             Players        Dryers                Furniture
   DVD        DVD Players         Tape Decks        Ranges             Recordable Tapes
   Combos     DVD Recorders       Speakers          Dishwashers        Telephones
Plazma/LCD    DVD/VCR             Car Stereos       Refrigerators      Audio/Video
   TVs         Combos             Portable Radios   Freezers              Accessories
                                  Turntables        Vacuum Cleaners    Radar Detectors
                                  Home Theater      Dehumidifiers      CB Radios
                                     Systems
                                  Satellite Radio

Among the leading brands sold by us during fiscal 2003, in alphabetical order, were Frigidaire, Hitachi, JVC, Panasonic, Philips Magnavox, RCA, Sharp, Sony, Toshiba and Whirlpool.

All our stores carry a broad range of televisions, video and audio products, microwave ovens and air conditioners. In addition, all but two stores carry major appliances.

The following table shows the approximate percent of net sales for each major product group for the last three fiscal years:

                                                            Fiscal Year
                                                        ------------------
                      Product Category                  2003   2002   2001
                      ----------------                  ----   ----   ----
Televisions..........................................    52%    48%    45%
Appliances ..........................................    19     19     19
Audio................................................    13     15     16
Video................................................     8     10     12
Other................................................     8      8      8
                                                        ---    ---    ---
                                                        100%   100%   100%
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

Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced for us by an outside advertising agency. When market conditions warrant, we supplement our newspaper advertising with television and radio advertisements in certain markets. Advertisements are also complemented by in-store signage highlighting special values, including "Value Every Day," "Best Value," and "Top of the Line." Our advertising strategy includes preferred customer private mailers, special events such as "Moonlight Madness Sales" and coupon sales to provide shopping excitement and generate traffic.

Purchasing. Our merchandise purchasing and opportunistic buying are performed predominantly by three members of senior management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 2003, 11 vendors accounted for approximately 89% of our purchases, with two vendors representing approximately 29% of our inventory purchases in 2003. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

e-Commerce

We sell selected televisions, audio and video products and small appliances on our retail store Web site at www.rexstores.com.

Distribution

Our stores are supplied by three regional distribution centers. The distribution centers consist of:

     o    a 470,000 square foot owned facility in Dayton, Ohio;

     o    a 180,000 square foot owned facility in Pensacola, Florida; and

     o    a 145,000 square foot owned facility in Cheyenne, Wyoming.

We also lease a 67,000 square foot auxiliary warehouse in Pensacola, Florida, which expires August 31, 2004. In addition, we may lease overflow warehouse space as needed to accommodate seasonal inventory requirements and opportunistic purchases. During fiscal 2003 we completed the construction of a 156,000 square foot addition to our Dayton facility to help eliminate the need for overflow warehouse space.

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

Facilities

We own 151 of our stores. The remaining 97 stores operate on leased premises, with the unexpired terms of the leases ranging from less than one year to 21 years, inclusive of options to renew. For fiscal 2003, the total net rent expense for our leased facilities was approximately $6,680,000.

To date, we have not experienced difficulty in securing leases or purchasing sites for suitable store locations. We continue to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, we have developed prototype formats for new store construction.

Employees

At January 31, 2004, we had 151 hourly and salaried employees and 893 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

Service Marks

We have registered our rights in our service mark "REX" with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service mark.

Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships which owned facilities producing synthetic fuel. The partnerships earn federal income tax credits under
Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel sold to unrelated parties. We have sold our entire interest in one of the partnerships and expect to receive payments from the sales, on a quarterly basis, through 2007. We remain a limited partner in the other partnership. On September 5, 2002 we closed on the purchase of an additional synthetic fuel facility in Gillette, Wyoming. We sold our membership interest in the entity that owned the Gillette facility on March 30, 2004 for $2,750,000 along with a secured contingent payment note that could provide additional investment income to us if certain tax issues are favorably resolved for the buyer with the Internal Revenue Service and/or the facility resumes commercial operation.

In 2003, the Internal Revenue Service (IRS) questioned the scientific validity of the testing procedures used to support synthetic fuel credits. The IRS has completed its review of these procedures and resumed issuing letter rulings based on its previous requirements. The IRS has completed an audit on the partnership we have sold with no impact on related tax credits generated. The IRS has commenced auditing the other partnership which is currently in operation as part of its normal audit program of the general partner. In addition, a U.S. Senate subcommittee has initiated an investigation into income tax credits involving synthetic fuel operations. REX has been allocated income tax credits of approximately $33.1 million through fiscal 2003, including approximately $7.3 million for fiscal 2003. All of the tax credits for fiscal 2003 and approximately $13.3 million of our total tax credits are from the partnership currently under audit. In addition, REX has recognized investment income of approximately $62.6 million from the sales of its partnership interest including $16.0 million for fiscal 2003.

Although we believe the retroactive disallowance of our synthetic fuel credits is unlikely, any such disallowance could result in a significant liability for income tax credits previously taken. In addition, REX's use of income tax credits and investment income in the future could be limited by any new IRS interpretations or regulations or by any new income tax legislation.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements for further discussions.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.
                        Executive Officers of the Company

     Set forth below is certain information about each of our executive officers.

              Name                   Age                      Position
              ----                   ---                      --------
Stuart Rose........................  49   Chairman of the Board, President and Chief Executive
                                          Officer*
Douglas Bruggeman..................  43   Vice President-Finance, Chief Financial Officer and
                                          Treasurer
Edward Kress.......................  54   Secretary*

----------
*Also serves as a director.

Stuart Rose has been our Chairman of the Board and Chief Executive Officer since our incorporation in 1984 as a holding company to succeed to the ownership of Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc. and Stereo Town, Inc. Upon the retirement of Lawrence Tomchin in 2004, Mr. Rose was also elected President. Prior to 1984, Mr. Rose was Chairman of the Board and Chief Executive Officer of Rex Radio and Television, Inc., which he founded in 1980 to acquire the stock of a corporation which operated four retail stores.

Douglas Bruggeman has been our Vice President - Finance and Treasurer since 1989 and was elected Chief Financial Officer in 2003. From 1987 to 1989, Mr. Bruggeman was our Manager of Corporate Accounting. Mr. Bruggeman was employed with the accounting firm of Ernst & Young prior to joining us in 1986.

Edward Kress has been our Secretary since 1984 and a director since 1985. Mr. Kress has been a partner of the law firm of Chernesky, Heyman & Kress P.L.L., our legal counsel, since 1988. Mr. Kress has practiced law in Dayton, Ohio since 1974.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter ended    High      Low
--------------------   ------   ------
April 30, 2002         $19.87   $14.70
July 31, 2002           16.67    10.16
October 31, 2002        11.95     9.35
January 31, 2003        13.26     9.86

April 30, 2003         $11.46   $ 9.84
July 31, 2003           14.91    10.40
October 31, 2003        16.10    12.71
January 31, 2004        16.59    12.55

As of April 14, 2004, there were 178 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

Our revolving credit agreement places restrictions on the payment of dividends. We did not pay dividends in the current or prior years.

Item 6. Selected Financial Data

Five Year Financial Summary

(In Thousands, Except Per                             January 31,
   Share Amounts)                ----------------------------------------------------
                                   2004       2003       2002       2001       2000
                                 --------   --------   --------   --------   --------
Net sales                        $417,402   $428,625   $464,503   $475,419   $466,386

Net income                       $ 27,440   $ 22,932   $ 22,309   $ 18,736   $ 18,293

Basic net income per share         $ 2.53     $ 1.89     $ 1.91   $   1.32   $   1.01

Diluted net income per share       $ 2.17     $ 1.61     $ 1.65   $   1.21   $   0.91

Total assets                     $313,411   $310,922   $307,329   $310,885   $304,036

Long-term debt, net of current
   maturities                    $ 53,548   $ 64,426   $ 77,203   $ 81,262   $ 46,200

Quarterly Financial Data (Unaudited)
                                                    Quarters Ended
                                       (In Thousands, Except Per Share Amounts)
                                   ------------------------------------------------
                                   April 30,   July 31,   October 31,   January 31,
                                      2003       2003        2003          2004
                                   ---------   --------   -----------   -----------
Net sales                           $95,411     $91,436     $96,556       $133,999
Cost of merchandise sold             67,573      63,079      67,869         96,635
Net income                            3,138       3,167       4,081         17,054
Basic net income per share (a)      $  0.29     $  0.30     $  0.38       $   1.55
Diluted net income per share (a)    $  0.25     $  0.25     $  0.32       $   1.32

                                                    Quarters Ended
                                       (In Thousands, Except Per Share Amounts)
                                   ------------------------------------------------
                                   April 30,   July 31,   October 31,   January 31,
                                      2002       2002        2002          2003
                                   ---------   --------   -----------   -----------
Net sales                           $93,536     $93,070     $95,743       $146,276
Cost of merchandise sold             66,282      63,740      66,825        104,654
Net income                            4,184       5,391       4,274          9,083
Basic net income per share (b)      $  0.34     $  0.43     $  0.35       $   0.78
Diluted net income per share (b)    $  0.28     $  0.37     $  0.31       $   0.68

     a) The total of the quarterly net income per share amounts is less than the annual net income amounts primarily due to the impact of more shares outstanding and higher stock price resulting in higher dilution from stock options during the fourth quarter versus the full year and 62% of the net income occurring in the fourth quarter of fiscal 2003.

     b) The total of the quarterly net income per share amounts is more than the annual net income per share amounts due to the combination of rounding, the disproportionate impact from the 1,549,000 shares repurchased during the fourth quarter versus the full year, the impact of the lower stock price resulting in less dilution from stock options during the fourth quarter versus the full year and 40% of the net income occurring in the fourth quarter of fiscal 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading specialty retailer in the consumer electronics/appliance industry. Since acquiring our first four stores in 1980, we have expanded into a national chain operating 248 stores in 37 states under the "REX" trade name. By offering a broad selection of brand name products at guaranteed lowest prices, we believe we have become a leading consumer electronics/appliance retailer in our markets.

Our comparable store sales declined 0.9%, 5.1%, and 7.9% for fiscal 2003, 2002 and 2001, respectively. We believe our comparable store sales have been adversely affected by the economy, price deflation in certain categories and the increasing competitive environment. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

Extended Service Contracts

Our extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.4% of net sales for fiscal 2003, 3.6% of net sales for fiscal 2002 and 3.3% of net sales for fiscal 2001. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $10.7 million, $11.4 million and $11.4 million in fiscal 2003, 2002 and 2001, respectively.

Investment in Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships which owned four facilities producing synthetic fuel. The partnerships earn federal income tax credits under Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the reference price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2003 phase-out started at $50.14 per barrel.

We initially held a 30% interest in Colona Synfuel Limited Partnership, L.L.L.P. (Colona) and an 18.75% interest in Somerset Synfuel, L.P. (Somerset). We sold our ownership in the Colona partnership as described below. This partnership was being audited by the Internal Revenue Service (IRS). The audit was finalized in February, 2004 and a closing agreement signed with the IRS with no impact on tax credits generated. Certain quarterly payments from the sales had been held in escrow, beginning in fiscal 2002, pending the results of the audit.

Effective February 1, 1999, we sold 13% of our interest in the Colona partnership, reducing our ownership percentage from 30% to 17%. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations. The maximum amount of cash that can be received varies by year. The maximum that could be received for calendar 2003 and 2002 was approximately $7.7 million and $7.4 million, respectively. The maximum that can be received for calendar 2004 is approximately $8.1 million. We received approximately $6.4 million, $5.9 million and $7.0 million for fiscal 2003, 2002 and 2001, respectively. None of these proceeds were held in escrow.

Effective July 31, 2000, we sold an additional portion of our interest in the Colona partnership, reducing our ownership percentage from 17% to 8%. We expect to receive payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. Quarterly payments from this sale were being held in escrow beginning in fiscal 2002 pending the results of the IRS audit. The amount earned and reported as income was approximately $5.0 million for fiscal 2003, all of which was put into escrow. The amount earned and reported as income was approximately $4.7 million for fiscal 2002; we received approximately $1.4 million of these proceeds with the remaining $3.3 million held in escrow. The amount earned and received for fiscal 2001 was approximately $5.3 million. During fiscal 2003 we took $6.5 million from escrow and delivered a letter of credit for the same amount. The letter of credit guaranteed our own performance. In February, 2004 the audit was finalized and we received our remaining money from escrow and the letter of credit was cancelled.

Effective May 31, 2001, we sold our remaining 8% ownership in the Colona partnership. We expect to receive payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. Quarterly payments from this sale were being held in escrow beginning in fiscal 2002 pending the results of the IRS audit. The amount earned and reported as income was approximately $4.6 million for fiscal 2003, all of which was put into escrow. The amount earned and reported as income was approximately $4.1 million for fiscal 2002; we received approximately $1.1 million of these proceeds with the remaining $3.0 million held in escrow. The amount earned and received for fiscal 2001 was approximately $3.5 million, including a down payment of $355,000. During fiscal 2003 we took $6.9 million from escrow and delivered letters of credit for the same amount. The letters of credit guaranteed our own performance. In February, 2004 the audit was finalized and we received our remaining money from escrow and the letters of credit were cancelled.

We remain a limited partner in the Somerset partnership. Net income for fiscal 2002 reflects pre-tax income, net of litigation expenses, of approximately $400,000 from the settlement of a previously filed lawsuit relating to our participation in this partnership. As part of the settlement, which was effected without the admission of liability by any party, we entered into an Amended and Restated Agreement of Limited Partnership which facilitates increased participation in future production of synthetic fuel. This partnership is now operational and producing synthetic fuel. The IRS has notified the parent company of the general partner of Somerset of its intention to audit the synthetic fuel operations of the parent company's subsidiaries as part of its normal audit program for the parent company.

The tax credits applied to reduce tax expense were approximately $7.3 million, $3.1 million and $2.9 million in fiscal 2003, 2002 and 2001, respectively.

On September 5, 2002, we closed on the purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29 of the Internal Revenue Code. We obtained a Private Letter Ruling from the Internal Revenue Service, which would allow the disassembly, and reconstruction, of the facility. We incurred approximately $2.2 million of direct cost on this project, with approximately an additional $325,000 being held in escrow to guarantee our contractual obligation. On March 30, 2004, we sold our membership interest in the limited liability company that owned the Gillette facility to an outside party. We received $2,750,000 at the time of sale along with a secured contingent payment note that could provide additional investment income to us if certain tax issues are favorably resolved for the buyer with the IRS and/or the facility resumes commercial operation.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                               Fiscal Year Ended January 31,
                                               -----------------------------
                                                    2004    2003    2002
                                                   -----   -----   -----
Net sales                                          100.0%  100.0%  100.0%
Cost of merchandise sold                            70.7    70.3    71.1
                                                   -----   -----   -----
   Gross profit                                     29.3    29.7    28.9
Selling, general and administrative expenses        26.1    24.9    24.1
                                                   -----   -----   -----

   Income from operations                            3.2     4.8     4.8
Investment income                                     --     0.1     0.1
Interest expense                                    (1.1)   (1.3)   (1.9)
Gain on sale of real estate                          0.3      --      --
Income from limited partnerships                     3.8     3.5     3.4
                                                   -----   -----   -----
   Income before provision for income taxes          6.2     7.1     6.4
(Benefit) Provision for income taxes                (0.4)    1.8     1.6
                                                   -----   -----   -----
Net income                                           6.6%    5.3%    4.8%
                                                   =====   =====   =====

Comparison of Fiscal Years Ended January 31, 2004 and 2003

Net Sales - Net sales in fiscal 2003 were $417.4 million, a 2.6% decrease from $428.6 million in fiscal 2002. This decrease was due to a decline in comparable store sales of 0.9% for fiscal 2003 and a reduction in store count. We closed 4 stores during fiscal 2003 and 10 stores during fiscal 2002. We did not open any stores in fiscals 2003 and 2002. We had 248 stores open at January 31, 2004 compared to 252 stores at January 31, 2003.

All product categories, except television sales, contributed to the negative comparable store sales for fiscal 2003. The television category positively impacted comparable store sales by 3.6% primarily due to increased sales of high definition ready large screen televisions offsetting declining sales of analog projection and smaller screen televisions. The video category negatively impacted comparable store sales by 1.6% primarily due to lower sales of camcorders and video cassette recorders (VCR's). The audio category contributed 1.5% to the decline in comparable store sales. The appliance category contributed 0.7% to the decline in comparable store sales primarily due to lower air conditioner sales. Air conditioner sales were impacted by lower demand primarily due to cooler temperatures in certain markets as compared to the prior year and lower average selling price. The other category contributed 0.7% to the decline in comparable store sales.

The following table reflects the approximate percent of net sales for each product group for the periods presented.

                       Fiscal Year
                   ------------------
Product Category   2003   2002   2001
----------------   ----   ----   ----
Televisions.....    52%    48%    45%
Appliances......    19     19     19
Audio...........    13     15     16
Video...........     8     10     12
Other...........     8      8      8
                   ---    ---    ---
                   100%   100%   100%
                   ===    ===    ===

Gross Profit - Gross profit was $122.2 million in fiscal 2003, or 29.3% of net sales, versus $127.1 million for fiscal 2002 or 29.7% of net sales. The primary factors impacting the gross profit margin have been an increased promotional activity and recognizing a reduced amount of extended service contracts sales which generally have higher gross profit margin associated with them. Demand for extended service contracts has declined, which is partially due to lower prices on many products we sell.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for 2003 were $108.9 million, or 26.1% of net sales, a 2.3% increase from $106.5 million, or 24.9% of net sales, for fiscal 2002. The increase in expenditures was primarily due to increased commission cost of approximately $1.1 million to the sales staff, increased delivery charges of approximately $500,000 due to selling more deliverable items and an increase in other administrative cost of approximately $700,000.

Income from Operations - Income from operations was $13.3 million, or 3.2% of net sales, for fiscal 2003, a 35.3% decrease from 20.6 million, or 4.8% of net sales for fiscal 2002.

Investment Income - Investment income decreased to $77,000 in fiscal 2003 from $393,000 in fiscal 2002 primarily as a result of more excess cash available for investment in the first half of fiscal 2002.

Interest Expense - Interest expense decreased to $4.9 million, or 1.1% of net sales, for fiscal 2003 from $5.6 million, or 1.3% of net sales, for fiscal 2002. Interest expense for fiscal 2002 includes a charge of approximately $250,000 for early extinguishment of mortgage loans of $7.0 million. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding and restructuring a large portion of the remaining debt at lower floating interest rates.

Gain on Sale of Real Estate - During fiscal 2003, we sold four retail store locations for a gain of $1.2 million. This included two stores we closed during fiscal 2003 and two stores we had closed in prior years that were being leased to outside companies.

Income from Limited Partnerships - Results for fiscals 2003 and 2002 also reflect the impact of our equity investment in two limited partnerships (Colona Synfuel Limited Partnership L.L.L.P. and Somerset Synfuel, L.P.) which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in the Colona partnership, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. This partnership was being audited by the Internal Revenue Service (IRS). The audit was finalized in

February, 2004 and a closing agreement signed with the IRS. Proceeds from the 2000 and 2001 sales were being put into escrow pending the results of the audit. During fiscal 2003 we removed $13.4 million from escrow and replaced it with letters of credit to guarantee our performance. At January 31, 2004 we had approximately $1.7 million held in escrow in addition to the $13.4 million outstanding letters of credit. All proceeds were released from escrow and the letters of credit canceled in February, 2004 when the audit was finalized. All proceeds were reported as income at the time of production, whether received or put into escrow. Below is a table summarizing the income from the sales, net of certain expenses.

                        Year Ended January 31,
                        ----------------------
                             2004      2003
                           -------   -------
February 1, 1999 sale      $ 6,409   $ 5,939
July 31, 2000 sale           5,041     4,655
May 31, 2001 sale            4,561     4,118
                           -------   -------
                           $16,011   $14,712
                           =======   =======

Net income for fiscal 2002 also reflects pre-tax income, net of litigation expenses, of approximately $0.4 million from the settlement of a previously filed lawsuit relating to our participation as a limited partner in the Somerset limited partnership.

Income Taxes - Our effective tax rate was (6.9)% and 24.6% for fiscals 2003 and 2002, respectively, after reflecting our share of federal tax credits earned by the limited partnerships. Our effective tax rate was reduced for fiscal 2003 as a result of a $4.2 million increase in tax credits generated by the Somerset partnership and a $3.6 million net reduction in our valuation allowance on the alternative minimum tax carryforwards due to the current status of the IRS audits of the limited partnerships.

Net Income - As a result of the foregoing, net income was $27.4 million for fiscal 2003 versus $22.9 million for fiscal 2002.

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

Interest Expense--Interest expense decreased to $5.6 million, or 1.3% of net sales, for fiscal 2002 from $8.6 million, or 1.9% of net sales, for fiscal 2001. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding and restructuring a large portion of the remaining debt to lower floating interest rates. Interest expense includes a charge of approximately $250,000 in fiscal 2002 for early extinguishment of mortgage loans of $7.0 million. Fiscal 2001 includes a charge of approximately $400,000 for paying off approximately $7.7 million of mortgage debt and refinancing approximately $21.5 million of mortgage debt.

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

                        Year Ended January 31,
                        ----------------------
                             2003      2002
                           -------   -------
February 1, 1999 sale      $ 5,939   $ 6,950
July 31, 2000 sale           4,655     5,261
May 31, 2001 sale            4,118     3,505
                           -------   -------
                           $14,712   $15,716
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

Income Taxes--Our effective tax rate was approximately 24.6% for fiscals 2002 and 2001 after reflecting our share of federal tax credits earned by the limited partnerships.

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

Outlook - We would expect our ongoing inventory levels to be higher than the balance of $116.7 million reflected at January 31, 2004. There is currently a short supply on certain televisions which is contributing to our lower inventory levels. Our inventory levels are also subject to seasonal fluctuations, with January 31 traditionally a time of lower inventory levels. Our cash levels will tend to fluctuate with our inventory levels. Separately, in August of 2004, a sale lease-back agreement covering 25 stores will expire. We have renewed the leases of five stores, have plans to relocate seven stores and the remaining 13 stores are still under management review.

Operating Activities - Net cash provided by operating activities was $35.9 million for fiscal 2003 compared to net cash used in operating activities of $37.2 million in fiscal 2002. For fiscal 2003, operating cash flow was provided by net income of $27.4 million adjusted for the impact of a $16.0 million gain on sales of partnership interest and non-cash items of $5.5 million, which consist of deferred income, the deferred income tax provision and depreciation and amortization. The primary sources of cash were the decrease in inventory of $25.3 million and an increase in accounts payable of $5.3 million. Inventory levels are reduced largely due to tight supply on certain televisions and lower demand in our stores for the lower end television products. Accounts payable has increased primarily due to timing of purchases and terms with manufacturers. Another source of cash was a reduction in accounts receivable of $0.9 million. Cash was used by an increase in other assets of $0.7 million and a decrease in other current liabilities of $0.8 million.

For fiscal 2002, operating cash flow was provided by net income of $22.9 million adjusted for the impact of a $15.1 million gain on sales of partnership interest and non-cash items of $6.3 million, which consist of deferred income, the deferred income tax provision and depreciation and amortization. The primary use of cash was an increase in inventory of $41.0 million to rebuild our inventory from a low level in the previous year partially due to a shortage of inventory available in the consumer electronics portion of the business. Cash was also used by a reduction in accounts payable of $5.2 million due to timing of inventory purchases and payments to vendors, an increase in accounts receivable of $2.3 million, an increase in other assets of $1.7 million and a decrease in other liabilities of $1.1 million.

Investing Activities - Net cash was provided by investing activities of $19.1 million for fiscal 2003. Cash of $19.5 million was provided by proceeds from the sale of our partnership interest in synthetic fuel and $3.6 million from the sale of real estate from closed stores. Capital expenditures in fiscal 2003 totaled $4.0 million. Expenditures included approximately $2.3 million with respect to the completion of an addition to the Dayton, Ohio distribution center, approximately $0.5 million for improvements at existing facilities and approximately $1.2 million in land purchases toward the relocation of three store sites for fiscal 2004. We currently have plans to relocate a total of seven stores in fiscal 2004, with six of those sites to be owned store locations.

Capital expenditures in fiscal 2002 totaled $2.4 million. Expenditures included approximately $1.2 million with respect to in-progress payments for an addition to the Dayton, Ohio distribution center and approximately $1.2 million for improvements at existing facilities.

Financing Activities - Cash used in financing activities was $27.3 million for fiscal 2003. During fiscal 2003 we acquired 711,153 shares of our common stock for approximately $8.2 million. During fiscal 2002 we acquired 1,549,380 shares of our common stock for approximately $16.8 million. At January 31, 2004 we had authorization from the Board of Directors to purchase an additional 170,480 shares of our common stock. In February, 2004 we increased our share repurchase authorization for up to an additional 1,000,000 shares. All acquired shares will be held in treasury for possible future use.

At January 31, 2004, we had approximately $58.8 million of mortgage debt outstanding at a weighted average interest rate of 5.73%, with maturities from October 1, 2004 to September 30, 2016. We have balloon payments due totaling approximately $5.3 million over the next two fiscal years, which we plan to either refinance with long-term mortgage debt or satisfy through cash payment or borrowings on our revolving credit agreement. During fiscal 2003, we paid off $11.3 million of long-term mortgage debt from scheduled repayments and the early extinguishment of debt for 17 retail locations primarily which had balloon payments due within a year.

We received proceeds of approximately $4.0 million and $2.8 million for fiscal 2003 and 2002, respectively, from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $1.6 million and $2.2 million for fiscals 2003 and 2002, respectively, which was reflected as an increase in additional paid-in capital.

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

We had no borrowings outstanding on the line of credit at January 31, 2004. At January 31, 2003, we had borrowings outstanding of $13.5 million. A total of approximately $59.1 million was available at January 31, 2004, net of letters of credit outstanding of $14.2 million at that time. We currently have only one letter of credit outstanding for $807,000. Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2003 were approximately $37.4 million. The weighted average interest rate was 3.5% (4.7% including commitment fees) for fiscal 2003. The revolving credit agreement contains restrictive covenants which require us to maintain specified levels of consolidated tangible net worth and limit capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on common stock repurchases and the payment of dividends.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future cash payments. These agreements include those related to purchasing inventory, mortgaging and leasing retail space. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2004.

                                             Payment due by period
                              -------------------------------------------------
                                          Less
                                         than 1     1-3       3-5     More than
Contractual Obligations        Total      Year     Years     Years     5 Years
---------------------------   -------   -------   -------   -------   ---------
Operating lease obligations   $15,839   $ 6,330   $ 6,992   $ 2,030    $   487
Long-term debt obligations     58,806     5,258    19,249    11,289     23,010
Inventory purchase orders      20,370    20,370        --        --         --
                              -------   -------   -------   -------    -------
Total                         $95,015   $31,958   $26,241   $13,319    $23,497
                              =======   =======   =======   =======    =======

Seasonality and Quarterly Fluctuations

Our business is seasonal. As is the case with many other retailers, our net sales and net income are greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 32.1% and 34.1% of net sales and 62.1% and 59.5% of income from operations in fiscal 2003 and 2002, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

Impact of Inflation

The impact of inflation has not been material to our results of operations for the past three fiscal years.

Critical Accounting Policies

We believe the application of the following accounting policies, which are important to our financial position and results of operations, require significant assumptions, judgments and estimates on the part of management. We base our assumptions, judgments and estimates on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Further, if different assumptions, judgments and estimates had been used, the results could have been different and such differences could be material. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Consolidated Financial Statements.

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

Vendor allowances - Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold. Advertising costs are expensed as incurred, with no offset of vendor allowances.

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation No. 46, entitled, "Consolidation of Variable Interest Entities." As revised, the new Interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. The Company will adopt the revised Interpretation for our interim period ending April 30, 2004, as required, and does not expect the Interpretation to have a material effect on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2004, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

The revolving credit agreement is with six banks through July 31, 2005, with interest at prime or LIBOR plus 1.875% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are equal to the lesser of
(1) $100 million for the months of January through June and $130 million for the months of July through December or (2) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. At January 31, 2004, a total of approximately $59.1 million was available for borrowings under the revolving credit agreement, net of letters of credit outstanding of $14.2 million. We had no outstanding borrowings under the revolving credit agreement at January 31, 2004.

Approximately $24.3 million of the mortgage debt consists of fixed rate debt. The interest rates range from 3.7% to 8.5%. The remaining $34.5 million of mortgage debt is variable rate mortgage debt. In general, the rate on the variable rate debt ranges from prime to prime plus 0.625%. If the prime interest rate increased 1%, we estimate our annual interest cost would increase approximately $0.3 million for the variable rate mortgage debt. Principal and interest are payable monthly over terms which generally range from 5 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The fair value of our long-term fixed mortgage debt at January 31, 2004 was approximately $26.2 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities.

Item 8. Financial Statements and Supplementary Data

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2004 AND 2003
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------
                                                                                       2004         2003
                                                                                     ---------   ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $  29,026   $   1,380
   Accounts receivable--net of allowance for doubtful accounts of $235 and $200 in
      2004 and 2003, respectively                                                        2,560       3,413
   Synthetic fuel receivable                                                             3,098       6,619
   Merchandise inventory                                                               116,755     142,063
   Prepaid expenses and other                                                            1,481       1,546
   Future income tax benefits                                                            8,703       8,860
                                                                                     ---------   ---------
         Total current assets                                                          161,623     163,881

PROPERTY AND EQUIPMENT--Net                                                            131,409     134,563

OTHER ASSETS                                                                             3,477       2,677

FUTURE INCOME TAX BENEFITS                                                              14,645       7,560

RESTRICTED INVESTMENTS                                                                   2,257       2,241
                                                                                     ---------   ---------
TOTAL ASSETS                                                                         $ 313,411   $ 310,922
                                                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                     $      --   $  13,451
   Current portion of long-term debt                                                     5,258       5,657
   Accounts payable--trade                                                              32,745      27,417
   Accrued income taxes                                                                    806          --
   Current portion of deferred income and deferred gain on sale and leaseback           10,544      11,107
   Accrued payroll                                                                       6,602       6,750
   Other current liabilities                                                             7,214       8,669
                                                                                     ---------   ---------
         Total current liabilities                                                      63,169      73,051
                                                                                     ---------   ---------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                                                              53,548      64,426
   Deferred income                                                                      12,762      13,993
   Deferred gain on sale and leaseback                                                      --         348
                                                                                     ---------   ---------
         Total long-term liabilities                                                    66,310      78,767
                                                                                     ---------   ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, 45,000 shares authorized, 28,308 and 27,746 shares issued at par          283         277
   Paid-in capital                                                                     126,124     121,282
   Retained earnings                                                                   185,080     157,640
   Treasury stock, 17,214 and 16,607 shares                                           (127,555)   (120,095)
                                                                                     ---------   ---------
         Total shareholders' equity                                                    183,932     159,104
                                                                                     ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 313,411   $ 310,922
                                                                                     =========   =========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002
(Amounts in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
NET SALES                                         $417,402   $428,625   $464,503
                                                  --------   --------   --------

COSTS AND EXPENSES:
   Cost of merchandise sold                        295,156    301,501    330,110
   Selling, general and administrative expenses    108,933    106,535    112,157
                                                  --------   --------   --------

      Total costs and expenses                     404,089    408,036    442,267
                                                  --------   --------   --------

INCOME FROM OPERATIONS                              13,313     20,589     22,236

INVESTMENT INCOME                                       77        393        210

INTEREST EXPENSE                                    (4,885)    (5,626)    (8,560)

GAIN ON SALE OF REAL ESTATE                          1,153         --         --

INCOME FROM LIMITED PARTNERSHIPS                    16,011     15,080     15,716
                                                  --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES            25,669     30,436     29,602

(BENEFIT) PROVISION FOR INCOME TAXES                (1,771)     7,504      7,293
                                                  --------   --------   --------

NET INCOME                                        $ 27,440   $ 22,932   $ 22,309
                                                  ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC          10,863     12,142     11,698
                                                  ========   ========   ========

BASIC NET INCOME PER SHARE                        $   2.53   $   1.89   $   1.91
                                                  ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING--DILUTED        12,648     14,192     13,509
                                                  ========   ========   ========

DILUTED NET INCOME PER SHARE                      $   2.17   $   1.61   $   1.65
                                                  ========   ========   ========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2004, 2003 AND 2002
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------
                                                                             2004       2003       2002
                                                                           --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 27,440   $ 22,932   $ 22,309
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization--net                                      3,994      4,325      4,198
      Income from limited partnerships                                      (16,011)   (15,080)   (15,716)
      (Gain) loss on disposal of fixed assets                                (1,077)       290        155
      Deferred income                                                        (1,498)    (1,863)    (1,265)
      Deferred income tax                                                    (6,928)     3,514       (574)
      Changes in assets and liabilities:
         Accounts receivable                                                    853     (2,293)     2,043
         Merchandise inventory                                               25,308    (41,046)    43,133
         Other current assets                                                    65      1,002      1,612
         Other long term assets                                                (800)    (2,677)      --
         Accounts payable--trade                                              5,328     (5,202)   (15,062)
         Other current liabilities                                             (797)    (1,129)     1,442
                                                                           --------   --------   --------

            Net cash provided by (used in) operating activities              35,877    (37,227)    42,275
                                                                           --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (4,043)    (2,404)    (9,948)
   Proceeds from sale of partnership interest                                19,532     10,006     15,716
   Proceeds from sale of real estate and fixed assets                         3,636      2,131        943
   Restricted investments                                                       (16)       (19)       (56)
                                                                           --------   --------   --------

            Net cash provided by investing activities                        19,109      9,714      6,655
                                                                           --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in note payable                                      (13,451)    13,385       (676)
   Proceeds from long-term debt                                                --         --        8,200
   Payments of long-term debt                                               (11,277)   (12,132)   (12,170)
   Stock options exercised and related tax effects                            4,848      4,584     10,554
   Treasury stock issued                                                        754        377        579
   Treasury stock acquired                                                   (8,214)   (16,762)   (16,663)
                                                                           --------   --------   --------

            Net cash used in financing activities                           (27,340)   (10,548)   (10,176)
                                                                           --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         27,646    (38,061)    38,754

CASH AND CASH EQUIVALENTS--Beginning of year                                  1,380     39,441        687
                                                                           --------   --------   --------

CASH AND CASH EQUIVALENTS--End of year                                     $ 29,026   $  1,380   $ 39,441
                                                                           ========   ========   ========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                             Common Shares
                                                  -----------------------------------
                                                      Issued           Treasury                                   Total
                                                  -----------------------------------   Paid-In    Retained   Shareholders'
                                                  Shares   Amount   Shares    Amount     Capital   Earnings      Equity
                                                  ------   ------   ------   --------   --------   --------   -------------
BALANCE--January 31, 2001                         26,001    $260    13,653   $ 87,626   $106,161   $112,399     $131,194

   Net income                                                                                        22,309       22,309

   Treasury stock acquired                                           1,550     16,663                            (16,663)

Stock options exercised and related tax effects    1,357      14       (90)      (579)    10,540                  11,133
                                                  ------    ----    ------   --------   --------   --------     --------

BALANCE--January 31, 2002                         27,358     274    15,113    103,710    116,701    134,708      147,973

   Net income                                                                                        22,932       22,932

   Treasury stock acquired                                           1,549     16,762                            (16,762)

Stock options exercised and related tax effects      388       3       (55)      (377)     4,581                   4,961
                                                  ------    ----    ------   --------   --------   --------     --------

BALANCE--January 31, 2003                         27,746     277    16,607    120,095    121,282    157,640      159,104

   Net income                                                                                        27,440       27,440

   Treasury stock acquired                                             711      8,214                             (8,214)

Stock options exercised and related tax effects      562       6      (104)      (754)     4,842                   5,602
                                                  ------    ----    ------   --------   --------   --------     --------

BALANCE--January 31, 2004                         28,308    $283    17,214   $127,555   $126,124   $185,080     $183,932
                                                  ------    ----    ------   --------   --------   --------     --------

See notes to consolidated financial statements

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates 248 retail consumer electronics and appliance stores under the REX name in 37 states. The Company operates in one segment.

     Reclassifications - Extraordinary charges of $248,000 ($91,000 net of tax) and $405,000 ($245,000 net of tax), in fiscal 2003 and 2002, respectively, related to the extinguishment of debt have been reclassified to interest expense, as an effect of the Company's adoption, as of February 1, 2003, of SFAS No. 145.

     Fiscal Year - All references in these consolidated financial statements to a particular fiscal year are to the Company's fiscal year ended January 31. For example, "fiscal 2003" means the period February 1, 2003 to January 31, 2004.

     Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents - Cash equivalents are principally short-term investments with original maturities of less than three months. The carrying amount of cash equivalents approximate fair value.

     Merchandise Inventory - Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out ("FIFO") basis, including certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. ("K&C"), is valued at the lower of cost or market using the last-in, first-out ("LIFO") method. Following the lower of cost or market principle, the K&C inventory value using the LIFO method ($34,679,000 and $38,729,000 at January 31, 2004 and 2003, respectively) is equivalent to the FIFO value in all years presented. Eleven suppliers accounted for approximately 89% of the Company's purchases in fiscal 2003. Two vendors represented approximately 29% of our inventory purchases in fiscal 2003.

     Property and Equipment - Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over 10 to 12 years. The components of property and equipment at January 31, 2004 and 2003 are as follows (amounts in thousands):

                                                             2004       2003
                                                           --------   --------
     Land                                                  $ 38,519   $ 38,567
     Buildings and improvements                             101,448     99,448
     Fixtures and equipment                                  18,567     18,471
     Leasehold improvements                                   9,797      9,882
     Construction in progress                                            1,251
                                                           --------   --------

                                                            168,331    167,619
     Less: accumulated depreciation                         (36,922)   (33,056)
                                                           --------   --------

                                                           $131,409   $134,563
                                                           ========   ========

     In accordance with FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no material impairment losses incurred in the fiscal years ended January 31, 2004, 2003, and 2002.

     Restricted Investments - Restricted investments, which are principally marketable debt securities, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2004 and 2003 are required by two states to cover possible future claims under product service contracts.

     Revenue Recognition - The Company recognizes sales of products upon receipt by the customer. The Company will honor returns from customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale.

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

     The Company recognizes amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the income statement. Amounts classified as selling, general and administrative expense was $3,817,000, $3,309,000 and $3,209,000 in fiscal 2003, 2002 and 2001, respectively.

     Merchandise sold under interest-free financing arrangements is recorded as a sale when the customer receives the merchandise. In general, the Company receives payment within 3 to 10 business days from the third-party lender. The amount the Company receives from the third-party lender is generally discounted for the interest free financing option, which is recorded as a marketing expense in selling, general and administrative expense. The net expense for third party financing was approximately $1,096,000, $930,000, and $87,000 for the years ended January 31, 2004, 2003 and 2002, respectively.

     Costs of Merchandise Sold - Cost of sales includes the cost of merchandise, markdowns and inventory shortage, receiving, warehousing and freight charges to get merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling and administrative expenses. Due to this classification, the Company's gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling and administrative expense.

     Selling and Administrative Expenses - The Company includes store expenses (such as payroll and occupancy costs), advertising, buying, depreciation, insurance and overhead costs in selling and administrative expenses.

     Vendor Allowances and Advertising Costs - Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold. Advertising costs are expensed as incurred. Advertising expense was approximately $31,680,000, $32,169,000 and $34,775,000 for the years ended January 31, 2004, 2003 and
     2002, respectively and was not offset by vendor allowances.

     Interest Cost - Interest expense of $4,885,000, $5,626,000 and $8,560,000 for the years ended January 31, 2004, 2003 and 2002, respectively, is net of approximately $79,000, $5,000 and $30,000 of interest capitalized related to store or warehouse construction. Interest expense includes approximately $18,000, $248,000 and $405,000 for fiscals 2003, 2002 and
     2001, respectively related to the early termination of mortgage debt. Cash paid for interest in fiscals 2003, 2002 and 2001 was approximately $4,767,000, $5,199,000 and $8,047,000, respectively.

     Deferred Financing Costs - Direct expense and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan.

     Store Opening and Closing Costs - Store opening costs are expensed as incurred. The costs associated with closing stores are accrued when the decision is made to close a location. Store closing costs incurred in fiscal year ended January 31, 2004 and 2003 were not material. Store closing costs incurred in the fiscal year ended January 31, 2002 were $1,460,000.

     Stock Compensation - The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined at fair value consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, 2004, 2003 and 2002 (amounts in thousands, except per-share amounts):

                                                          2004      2003      2002
                                                        -------   -------   -------
     Net income                           As reported   $27,440   $22,932   $22,309
                                    Compensation Cost     2,901     3,621     3,154
                                                        -------   -------   -------
                                            Pro forma    24,539    19,311    19,155

     Basic net income per share           As reported   $  2.53   $  1.89   $  1.91
                                    Compensation Cost      0.27      0.30      0.27
                                                        -------   -------   -------
                                            Pro forma      2.26      1.59      1.64

     Diluted net income per share         As reported   $  2.17   $  1.61   $  1.65
                                    Compensation Cost      0.23      0.25      0.23
                                                        -------   -------   -------
                                            Pro forma      1.94      1.36      1.42

     The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended January 31, 2004, 2003 and 2002, respectively: risk-free interest rate of 4.3%, 5.2% and 5.1%, expected volatility of 65.9%, 65.4% and 68.9% and a weighted average stock option life of nine years for all years. In accordance with the provisions of FASB Statement No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

     Extended Service Contracts - Extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.4% of net sales for fiscal 2003, 3.6% of net sales for fiscal 2002 and 3.3% of net sales for fiscal 2001. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $10.7 million, $11.4 million and $11.4 million in fiscal 2003, 2002 and 2001, respectively.

     New Accounting Pronouncements - In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation No. 46, entitled, "Consolidation of Variable Interest Entities." As revised, the new Interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. The Company will adopt the revised Interpretation for our interim period ending April 30, 2004, as required, and does not expect the Interpretation to have a material effect on the financial statements.

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     During fiscal 1998, the Company invested in two limited partnerships which produce synthetic fuels. The limited partnerships earned Federal income tax credits under Section 29 of the Internal Revenue Code based upon the quantity and content of synthetic fuel production. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2003 phase-out started at $50.14 per barrel. The Company accounts for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $7,300,000, $3,100,000 and $2,900,000 in fiscal 2003, 2002 and 2001, respectively (see
     Note 9).

     Effective February 1, 1999, the Company sold a 13% interest in Colona Synfuel Limited Partnership, L.L.L.P (Colona) reducing its initial 30% ownership interest to 17%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations, as specified in the sale agreement. The maximum amount that could be received for calendar years 2003, 2002 and 2001 was approximately $7,700,000, $7,400,000 and $7,100,000 respectively. The
     Company earned and received approximately $6,400,000, $5,900,000 and $7,000,000 for fiscal years 2003, 2002 and 2001, respectively. The maximum that can be received for calendar 2004 is approximately $8,100,000.

     Effective July 31, 2000, the Company sold an additional portion of its interest in the Colona partnership, reducing its ownership percentage from 17% to 8%. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits attributable to the 9% interest sold with no annual limitations. Quarterly payments from this sale were held in escrow beginning in fiscal 2002 pending the results of an Internal Revenue Service (IRS) audit of the partnership. The amount earned and reported as income was approximately $5.0 million for fiscal 2003, all of which was put into escrow. The amount earned and reported as income was approximately $4.7 million for fiscal 2002; the Company received approximately $1.4 million of these proceeds with the remaining $3.3 million held in escrow. The amount earned and received for fiscal 2001 was approximately $5,300,000. During fiscal 2003 we took $6.5 million from escrow and delivered a letter of credit for the same amount. The letter of credit guaranteed our own performance. In February 2004, the audit was finalized and we received our remaining money from escrow and the letter of credit was cancelled.

     Effective May 31, 2001, the Company sold its remaining 8% ownership in the Colona partnership. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold, subject to annual limitations or 74.25% of the federal income tax credits attributable to the 8% interest sold with no annual limitations. Quarterly payments from this sale were being held in escrow beginning in fiscal 2002 pending the results of the IRS audit. The amount earned and reported as income was approximately $4.6 million for fiscal 2003, all of which was put into escrow. The amount earned and reported as income was approximately $4.1 million for fiscal 2002; the Company received approximately $1.1 million of the proceeds with the remaining $3.0 million held in escrow. The amount earned and received for fiscal 2001 was approximately $3,500,000, including a down payment of $355,000. During fiscal 2003 we received $6.9 million from escrow and delivered a letter of credit for the same amount. The letters of credit guaranteed our own performance. In February 2004, the audit was finalized and we received our remaining money from escrow and the letters of credit were cancelled.

     The Company remains a limited partner in Somerset Synfuel, L.P. Net income for fiscal 2002 reflects pre-tax income, net of litigation expenses, of approximately $400,000 from the settlement of a previously filed lawsuit relating to the Company's participation in this partnership. This partnership is operational and producing synthetic fuel.

     In 2003, the Internal Revenue Service (IRS) issued Announcement 2003-46, stating it had reason to question the scientific validity of testing procedures and results related to Section 29 income tax credits. The notice also announced that it would suspend the issuance of new rulings until its review was complete and that ruling could be revoked if the IRS did not determine that the test procedures demonstrate a significant chemical change between the feedstock coal and the synthetic fuel. The IRS completed its review and announced that it would again be issuing private letter rulings based on the previous requirements. The Permanent Subcommittee on Investigations of the U.S. Senate's Committee on Government Affairs has initiated an investigation on the subject of these income tax credits.

     The IRS has completed an audit on the Colona partnership. The audit was finalized in February, 2004 and a closing agreement was signed with the IRS with no impact on tax credits generated. Beginning in fiscal 2002, certain quarterly payments from the sales were being held in escrow pending the results of the audit. The IRS is auditing the Somerset partnership as part of its normal audit program of the general partner.

     On September 5, 2002, we closed on the purchase of a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29 of the Internal Revenue Code. We obtained a Private Letter Ruling from the Internal Revenue Service, which would allow the disassembly, and reconstruction, of the facility. We incurred approximately $2.2 million of direct costs on this project, with approximately an additional $325,000 being held in escrow to guarantee our contractual obligation. On March 30, 2004, we sold our membership interest in the limited liability company that owned the Gillette facility to an outside party. We received $2,750,000 at the time of sale along with a secured contingent payment note that could provide additional investment income to us if certain tax issues are favorably resolved for the buyer with the IRS and/or the facility resumes commercial operation.

3.   NET INCOME PER SHARE

     The Company reports net income per share in accordance with FASB Statement No. 128 Earnings per Share.

     Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company's common stock for fiscal 2004, 2003 and 2002.

     The following table reconciles the basic and diluted net income per share computations for each year presented for the years ended January 31, 2004, 2003, and 2002 (amounts in thousands, except per-share amounts):

                                                                2004
                                                   ----------------------------
                                                    Income   Shares   Per Share
                                                   -------   ------   ---------
     Basic net income per share                    $27,440   10,863     $2.53
     Effect of stock options                                  1,785
                                                   -------   ------

     Diluted net income per share                  $27,440   12,648     $2.17
                                                   =======   ======     =====

                                                                2003
                                                   ----------------------------
                                                    Income   Shares   Per Share
                                                   -------   ------   ---------
     Basic net income per share                    $22,932   12,142     $1.89
     Effect of stock options                                  2,050
                                                   -------   ------

     Diluted net income per share                  $22,932   14,192     $1.61
                                                   =======   ======     =====

                                                                2002
                                                   ----------------------------
                                                    Income   Shares   Per Share
                                                   -------   ------   ---------
     Basic net income per share                    $22,309   11,698     $1.91
     Effect of stock options                                  1,811
                                                   -------   ------

     Diluted net income per share                  $22,309   13,509     $1.65
                                                   =======   ======     =====

     For the years ended January 31, 2004, 2003 and 2002, a total of 666,336, 346,937 and -0- shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.

     On both August 10, 2001 and February 11, 2002, the Company effected a 3-for-2 stock split. All per share data shown above has been retroactively restated to reflect these splits.

4.   COMMON STOCK

     During the years ended January 31, 2004, 2003, and 2002, the Company purchased 711,153, 1,549,000 and 1,550,000 shares of its common stock for $8,214,000, $16,762,000 and $16,663,000, respectively. At January 31, 2004, the Company was authorized by its Board of Directors to purchase an additional 170,480 shares of its common stock. Effective February 27, 2004 the Company increased its authorization by 1,000,000 shares bringing the total authorization to 1,170,480 shares.

5.   REVOLVING LINE OF CREDIT

     The revolving credit agreement is with six banks and expires on July 31, 2005. Under the terms of the agreement, available revolving credit borrowings are equal to the lesser of: (1) $100 million for the months of January through June and $130 million for the months of July through December or (ii) the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Borrowings available are reduced by letter of credit commitments outstanding of $14.2 million and $500,000 at January 31, 2004 and 2003, respectively. The Company had outstanding borrowings under the revolving credit agreement of $-0- and $13,451,000 at January 31, 2004 and 2003, respectively. At January 31, 2004, a total of approximately $59.1 million was available for borrowings under the revolving credit agreement.

     The interest rate charged on borrowings is prime or LIBOR plus 1.875% (4.0% at January 31, 2004) and commitment fees of 1/4% are payable on the unused portion. Borrowings are secured by certain fixed assets, accounts receivable and inventories.

     The revolving credit agreement contains restrictive covenants which require the Company to maintain specified levels of consolidated tangible net worth and limits capital expenditures and the incurrence of additional indebtedness. The revolving credit agreement also places restrictions on the amount of common stock repurchased and the payment of dividends. The Company was in compliance with all covenants as of January 31, 2004.

6.   LONG-TERM MORTGAGE DEBT

     Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. During fiscal 2003 and 2002, the Company switched certain of its fixed rate debt to variable rate debt. Interest rates ranged from 2.975% to 8.5% in fiscal 2003 and 3.215% to 8.5% in fiscal 2002. Principal and interest are payable monthly over terms which generally range from 5 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The following provides information on rates segregated as fixed or variable and by term for fiscal 2003 and fiscal 2002:

                          Fiscal 2003
     Interest Rates         Maturity         Balance (in thousands)
     --------------   --------------------   ----------------------
                           Variable
      2.98% - 6.00%   Within five years             $17,119
      4.00% - 5.00%   Five to ten years             $ 5,755
      4.00% - 4.50%   Ten to fifteen years          $11,650
                            Fixed
      6.49% - 8.00%   Within five years             $ 2,890
      3.70% - 8.50%   Five to ten years             $ 5,928
      6.49% - 8.40%   Ten to fifteen years          $15,464

                          Fiscal 2002
     Interest Rates         Maturity         Balance (in thousands)
     --------------   --------------------   ----------------------
                           Variable
      3.20% - 6.00%   Within five years             $20,863
      4.25% - 5.00%   Five to ten years             $ 7,133
      4.25% - 5.00%   Ten to fifteen years          $14,294
                            Fixed
      4.75% - 6.90%   Within five years             $ 1,247
      5.75% - 8.50%   Five to ten years             $ 6,854
      6.25% - 8.40%   Ten to fifteen years          $19,691

     Maturities of long-term debt are as follows (amounts in thousands):

     Year Ending
     January 31
     -----------
     2005                             $ 5,258
     2006                               9,200
     2007                              10,049
     2008                               6,628
     2009                               4,661
     Thereafter                        23,010
                                      -------
                                      $58,806
                                      =======

     In fiscal 2003, the Company paid off approximately $4.8 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost of approximately $18,000 as interest expense.

     In fiscal 2002, the Company paid off approximately $7.0 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost of approximately $248,000 as interest expense.

     In fiscal 2001, the Company paid off approximately $7.7 million in mortgage debt and refinanced approximately $21.5 million in mortgage debt. As a result, the Company expensed unamortized financing cost of approximately $405,000 as interest expense.

     The fair value of the Company's long-term debt at January 31, 2004 and 2003 was approximately $60.7 million and $73.0 million, respectively. At January 31, 2004, the Company had approximately $24.3 million of fixed rate mortgage debt and approximately $34.5 million of variable rate mortgage debt.

7.   EMPLOYEE BENEFITS

     Stock Option Plans - The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the Omnibus Plans). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of incentive stock options (1995 Plan only), non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2004, 108,011 and 2,304,153 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

     On October 14, 1998, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $4.42, which represented the market price on the date of grant. These options are fully vested as of December 31, 2003. All of these options remained outstanding at January 31, 2004.

     On April 17, 2001, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These options vest over a three-year period with the first one-third vesting as of December 31, 2003, the second one-third vesting as of December 31, 2004 and the third one-third vesting as of December 31, 2005. All of these options remained outstanding at January 31, 2004.

     The following summarizes stock option activity for the years ended January 31, 2004, 2003 and 2002 (amounts in thousands, except per-share amounts):

                                             2004                  2003                 2002
                                      ------------------   -------------------   ------------------
                                                Weighted              Weighted             Weighted
                                                 Average               Average              Average
                                      Shares    Exercise    Shares    Exercise   Shares    Exercise
                                      (000's)     Price     (000's)     Price    (000's)     Price
                                      -------   --------   --------   --------   -------   --------
     Outstanding--Beginning of year    6,736     $ 6.83      6,882     $ 6.40     6,224     $ 5.99
     Granted                             363      12.92        354      14.84     2,120       8.05
     Exercised                          (667)      6.06       (443)      6.34    (1,446)      7.01
     Canceled or expired                 (41)      9.84        (57)      8.68       (16)      7.22
                                       -----     ------      -----     ------    ------     ------

     Outstanding--End of year          6,391     $ 7.24      6,736     $ 6.83     6,882     $ 6.40
                                       =====     ======      =====     ======    ======     ======

     Exercisable--End of year          4,238     $ 5.94      3,958     $ 5.42     3,430     $ 5.47
                                       =====     ======      =====     ======    ======     ======

     Weighted average fair value of
        options granted                $9.50                $11.06               $ 6.15
                                       =====                ======               ======

     Price ranges and other information for stock options outstanding as of January 31, 2004 were as follows (amounts in thousands, except per share amounts):

                                   Outstanding                Exercisable
                         ------------------------------   ------------------
                                   Weighted   Weighted              Weighted
         Range of                   Average    Average               Average
         Exercise        Shares    Exercise   Remaining   Shares    Exercise
          Prices         (000's)     Price       Life     (000's)     Price
     -----------------   -------   --------   ---------   -------   --------
     $3.61 to $5.42       2,489     $ 4.60       4.45      2,437     $ 4.59
     $5.56 to $8.34       2,761       7.50       5.63      1,475       7.05
     $9.51 to $14.265       805      11.38       7.75        259      10.09
     $14.745 to $16.04      336      14.84       8.25         67      14.84
                          -----     ------       ----      -----     ------
                          6,391     $ 7.24       5.57      4,238     $ 5.94
                          =====     ======       ====      =====     ======

     Profit Sharing Plan - The Company has a qualified, noncontributory profit sharing plan (the "Plan") covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $29,000, $36,000 and $40,000 for the years ended January 31, 2004, 2003 and 2002, respectively, under the Plan.

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

     On August 30, 1989, the Company completed a transaction for the sale and leaseback of the corporate office, distribution center and certain stores under an initial 15-year lease term. This transaction resulted in a pre-tax financial statement gain of $15,600,000, which was deferred and is being amortized as a reduction to lease expense over the term of the leases. The unamortized deferred gain at January 31, 2004 was $300,000.

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

     The following is a summary of rent expense under operating leases (amounts in thousands):

     Years Ended   Minimum       Gain       Sublease
      January 31   Rentals   Amortization    Income     Total
     -----------   -------   ------------   --------   ------
     2004          $ 8,553      $(645)      $(1,228)   $6,680
     2003            8,801       (597)       (1,366)    6,838
     2002           10,280       (805)       (1,313)    8,162

     The Company is secondarily liable under certain lease arrangements when there is a sublessee. These arrangements arise out of the normal course of business when the Company decides to close stores prior to lease expiration or on owned locations. Future minimum annual rentals, gain amortization on non-cancelable leases and sublease income as of January 31, 2004 are as follows (amounts in thousands):

     Years Ended   Minimum       Gain       Sublease
     January 31    Rentals   Amortization    Income
     -----------   -------   ------------   --------
     2005          $ 6,330       $300         $ 931
     2006            4,211                      493
     2007            2,781                      305
     2008            1,132                      224
     2009              898                      207
     Thereafter        487                      120
                   -------       ----         ------
                   $15,839       $300         $2,280
                   =======       ====         ======

9.   INCOME TAXES

     The provision for income taxes for the years ended January 31, 2004, 2003 and 2002 consists of the following (amounts in thousands):


                               2004     2003     2002
                             -------   ------   ------
     Federal:
        Current              $ 4,550   $3,171   $3,219
        Deferred              (6,948)   2,719    3,154
                             -------   ------   ------
                              (2,398)   5,890    6,373
                             -------   ------   ------

     State and Local:
        Current                  607      819      250
        Deferred                  20      795      671
                             -------   ------   ------
                                 627    1,614      921
                             -------   ------   ------
                             $(1,771)  $7,504   $7,294
                             =======   ======   ======

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2004 and 2003 (amounts in thousands):

                                                2004      2003
                                              -------   --------
     Assets:
        Deferral of service contract income   $ 8,857   $  8,705
        Sale and leaseback deferred gain          117        331
        Accrued liabilities                     2,191      2,273
        Inventory accounting                    3,835      3,497
        AMT credit carryforward                15,458     11,736
        Valuation allowance                    (6,651)   (10,246)
        Other items                              (459)       124
                                              -------   --------

     Total net future income tax benefits     $23,348   $ 16,420
                                              =======   ========


     For the fiscal year ended January 31, 2004 and 2003, the Company was subject to the alternative minimum tax ("AMT") rules due to the Section 29 tax credits generated from the limited partnerships (see Note 2). The Company's AMT liability was approximately $3,582,000 and $3,470,000 for the years ended January 31, 2004 and 2003, respectively. The AMT liability in excess of the regular tax liability results in AMT credit carryforwards which can be used to offset future regular income tax, subject to certain limitations. Therefore, for financial statements purposes, the required AMT payment has been recorded as an AMT credit carryforward with a valuation allowance of $6,651,000. The AMT credit carryforwards have no expiration date.

     The Company has been allocated in aggregate approximately $33.1 million in
     Section 29 tax credits from its investment in two partnership (see Note 2). The Internal Revenue Service (IRS) has completed an audit of the Colona partnership and has recently commenced an audit of the Somerset partnership. Should the tax credits be denied on audit and the Company fails to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant impact on earnings and cash flows. In the Company's opinion, the Somerset partnership is complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the Partnership will prevail if challenged by the IRS on any credits taken. The timing of the completion of the audit has not been determined.

     The Company paid income taxes of $2,710,000, $3,817,000 and $4,540,000 in the years ended January 31, 2004, 2003 and 2002, respectively.

     The effective income tax rate on consolidated pre-tax income differs from the federal income tax statutory rate for the years ended January 31, 2004, 2003 and 2002 as follows:

                                                               2004    2003    2002
                                                              -----   -----   -----
     Federal income tax at statutory rate                      35.0%   35.0%   35.0%
     Tax credits from investment in limited partnership       (28.5)  (10.1)   (9.6)
     State and local taxes, net of federal tax benefit          1.6     3.4     2.0
     Net reduction in Section 29 credit valuation allowance   (14.0)
     Other                                                     (1.0)   (3.3)   (2.6)
                                                              -----   -----    ----
                                                               (6.9)%  25.0%   24.8%
                                                              =====   =====    ====

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

                                     ******

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of REX Stores Corporation

We have audited the accompanying consolidated balance sheets of REX Stores Corporation (the "Company") (a Delaware corporation) and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule II listed in the Index at Item 15, for the years ended January 31, 2004 and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the January 31, 2004 and 2003 consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule for the year ended January 31, 2002 (fiscal 2001) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such fiscal 2001 financial statement schedule, when considered in relation to the fiscal 2001 financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated March 26, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the years ended January 31, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole for the year ended January 31, 2004 and 2003, presents fairly, in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of the Company for the year ended January 31, 2002 were audited by other auditors who have ceased operations. As described in Note 1, those consolidated financial statements have been reclassified to give effect to Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which was adopted by the Company on February 1, 2003. We audited the adjustment described in Note 1 that was applied to conform the consolidated financial statements for the year ended January 31, 2002 to the presentation required by SFAS 145. Our audit procedures with respect to the disclosures in Note 1 for the year ended January 31, 2002 included (1) comparing the previously reported loss on extinguishment of debt, net of tax, to the previously issued consolidated financial statements and (2) tracing the reclassification adjustment amounts into interest expense and tax provision in the Company's fiscal 2001 consolidated statement of operations. In our opinion, such reclassification has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 financial statements of the Company other than with respect to such reclassification and, accordingly, we do not express an opinion or any form of assurance on the fiscal 2001 financial statements taken as a whole.


/s/ DELOITTE & TOUCHE LLP

April 8, 2004

The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of January 31, 2002 and 2001 and the consolidated statements of income, shareholders' equity and cash flows for the year ended January 31, 2001, which are no longer included in the accompanying financial statements.

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

Cincinnati, Ohio,
March 26, 2002


                                                         /s/ Arthur Andersen LLP

REX STORES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                  Additions     Deductions
                                      Balance    Charged to     Charges for    Balance
                                     Beginning    Cost and    Which Reserves     End
                                      of Year     Expenses     Were Created    of Year
                                     ---------   ----------   --------------   -------
2004:
   Allowance for doubtful accounts     $  200      $  556         $  521        $  235
                                       ======      ======         ======        ======

2003:
   Allowance for doubtful accounts     $  852      $  276         $  928        $  200
                                       ======      ======         ======        ======

2002:
   Allowance for doubtful accounts     $  410      $1,003         $  561        $  852
                                       ======      ======         ======        ======

2004
   Inventory Reserve                   $5,726      $  956         $1,296        $5,386
                                       ======      ======         ======        ======

2003
   Inventory Reserve                   $5,194      $1,362         $  830        $5,726
                                       ======      ======         ======        ======

2002
   Inventory Reserve                   $5,723      $  320         $  849        $5,194
                                       ======      ======         ======        ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on May 27, 2004, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

     The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 27, 2004 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 27, 2004 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 27, 2004 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 27, 2004 and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of REX Stores Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

     Consolidated Balance Sheets as of January 31, 2004 and 2003

     Consolidated Statements of Income for the years ended January 31, 2004, 2003 and 2002

     Consolidated Statements of Cash Flows for the years ended January 31, 2004, 2003 and 2002

     Consolidated Statements of Shareholders' Equity for the years ended January 31, 2004, 2003 and 2002

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

     (a)(3) Exhibits

     See Exhibit Index at page 47 of this report.

     Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

     (b) Reports on Form 8-K

     On December 2, 2003, the Company filed a Form 8-K reporting under Item 12 the issuance of a press release announcing financial results for the fiscal quarter ended October 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REX STORES CORPORATION


                                          By /s/ STUART A. ROSE
                                            ------------------------------------
                                            Stuart A. Rose
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                          Date: April 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Capacity                        Date
---------                                 --------                        ----
                                                                          )
/s/ STUART A. ROSE                        Chairman of the Board,          )
---------------------------------------   President and                   )
Stuart A. Rose                            Chief Executive Officer         )
                                          (principal executive officer)   )
                                                                          )
                                                                          )
/s/ DOUGLAS L. BRUGGEMAN                  Vice President-Finance,         )
---------------------------------------   Chief Financial Officer         )
Douglas L. Bruggeman                      and Treasurer (principal        )
                                          financial and accounting        )
                                          officer)                        )
                                                                          )
                                                                          )
    LAWRENCE TOMCHIN*                         Director                    )
---------------------------------------                                   )April 15, 2004
Lawrence Tomchin                                                          )
                                                                          )
                                                                          )
/s/ EDWARD M. KRESS                       Secretary and Director          )
---------------------------------------                                   )
Edward M. Kress                                                           )
                                                                          )
                                                                          )
    ROBERT DAVIDOFF*                          Director                    )
---------------------------------------                                   )
Robert Davidoff                                                           )
                                                                          )
                                                                          )
    LEE FISHER*                               Director                    )
---------------------------------------                                   )
Lee Fisher                                                                )
                                                                          )
                                                                          )
    CHARLES A. ELCAN*                         Director                    )
---------------------------------------                                   )
Charles A. Elcan                                                          )
                                                                          )
                                                                          )
*By /s/ STUART A. ROSE                                                    )
---------------------------------------                                   )
   (Stuart A. Rose, Attorney-in-Fact)                                     )

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

          4(n)      Amendment No. 7 dated November 25, 2002 to Amended and
                    Restated Loan Agreement dated July 31, 1995 among the
                    Borrowers, the registrant, the lenders named therein and Fleet Bank, N.A. (as successor to NatWest Bank N.A.) as agent (incorporated by reference to Exhibit 4(n) to Form
                    10-K for fiscal year ended January 31, 2003, File No.
                    0-13283)

          4(o)      Amendment No. 8 dated January 30, 2004 to Amended and
                    Restated Loan Agreement dated July 31, 1995 among the
                    Borrowers, the registrant, the Lenders named therein and
                    Fleet Capital Corporation (as successor to Fleet Bank, N.A., as successor to NatWest Bank, N.A.) as agent................

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

(10)      Material contracts:

          10(a)* Employment Agreement dated April 17, 2001 between Rex Radio and Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10(c) to Form 10-K for fiscal year ended January 31, 2002, File No. 0-13283)

          10(b)*    Employment Agreement dated January 31, 2004 between Rex
                    Radio and Television, Inc. and Lawrence Tomchin.............

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

(14)      Code of Ethics:

          14(a)     Code of Business Conduct and Ethics.........................

(21)      Subsidiaries of the registrant:

          21(a)     Subsidiaries of registrant..................................

(23)      Consents of experts and counsel:

          23        Consent of Deloitte & Touche LLP to use its report dated
                    April 8, 2004 included in this annual report on Form 10-K
                    into registrant's Registration Statements on Form S-8
                    (Registration Nos. 33-3836, 33-81706, 33-62645, 333-69081,
                    333-69089, 333-35118 and 333-69690).........................

(24)      Power of attorney:

                    Powers of attorney of each person whose name is signed
                    to this report on Form 10-K pursuant to a power
                    of attorney.................................................

(31)      Rule 13a-14(a)/15d-14(a) Certifications:

          31        Certifications..............................................

(32)      Section 1350 Certifications:

          32        Certifications..............................................

          99(a)     Risk Factors (incorporated by reference to Exhibit 99(a) to
                    Form 10-K for fiscal year ended January 31, 2002, File No.
                    0-13283)

                    Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX Stores
                    Corporation, 2875 Needmore Road, Dayton, Ohio 45414.

----------
     Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.