Form 10-Q
period 2004-04-30
REX STORES CORP
filed 2004-06-09
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________



                         Commission File Number 0-13283

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

                               ------------------

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

At the close of business on June 8, 2004 the registrant had 11,331,603 shares of Common Stock, par value $.01 per share, outstanding.


================================================================================

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Condensed Balance Sheets .............................1
          Consolidated Condensed Statements of Income .......................2
          Consolidated Condensed Statements of Shareholders' Equity .........3
          Consolidated Condensed Statements of Cash Flows ...................4
          Notes to Consolidated Condensed Financial Statements ..............5

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations .....................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......10

Item 4.   Controls and Procedures ..........................................10

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities.............................................12

Item 4.   Submission of Matters to a Vote of Security Holders ..............12

Item 6.   Exhibits and Reports on Form 8-K..................................12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

                                                           April 30        January 31       April 30
                                                             2004            2004             2003
                                                             ----            ----             ----
                                                                         (In Thousands)
                                                           Unaudited                        Unaudited
ASSETS:
    Cash and cash equivalents                               $ 25,052         $ 29,026        $ 1,671
    Accounts receivable, net                                   2,089            2,560          2,495
    Synfuel receivable                                           893            3,098          8,644
    Merchandise inventory                                    136,823          116,755        161,588
    Prepaid expenses and other                                   863            1,481          1,981
    Future income tax benefits                                 8,703            8,703          8,860
                                                           ---------        ---------      ---------
      Total current assets                                   174,423          161,623        185,239

PROPERTY AND EQUIPMENT, NET                                  131,513          131,409        133,780
OTHER ASSETS                                                     915            3,477          2,437
FUTURE INCOME TAX BENEFITS                                    14,645           14,645          7,560
RESTRICTED INVESTMENTS                                         2,259            2,257          2,246
                                                           ---------        ---------      ---------
      Total assets                                         $ 323,755        $ 313,411      $ 331,262
                                                           =========        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                          $       -        $       -      $   8,744
    Current portion of long-term debt                          5,044            5,258          6,413
    Current portion of deferred income
       and deferred gain on sale and leaseback                10,347           10,544         11,422
    Accounts payable, trade                                   47,616           32,745         57,855
    Accrued income taxes                                       1,119              806            521
    Accrued payroll                                            3,828            6,602          3,957
    Other current liabilities                                  7,206            7,214          8,315
                                                           ---------        ---------      ---------
       Total current liabilities                              75,160           63,169         97,227
                                                           ---------        ---------      ---------

LONG-TERM LIABILITIES:
    Long-term mortgage debt                                   47,573           53,548         61,825
    Deferred income                                           12,269           12,762         13,547
    Deferred gain on sale and leaseback                            -                -            198
                                                           ---------        ---------      ---------
       Total long-term liabilities                            59,842           66,310         75,570
                                                           ---------        ---------      ---------

SHAREHOLDERS' EQUITY:
    Common stock                                                 286              283            277
    Paid-in capital                                          127,724          126,124        121,286
    Retained earnings                                        189,165          185,080        160,778
    Treasury stock                                          (128,422)        (127,555)      (123,876)
                                                           ---------        ---------      ---------
        Total shareholders' equity                           188,753          183,932        158,465
                                                           ---------        ---------      ---------

        Total liabilities and shareholders' equity         $ 323,755        $ 313,411      $ 331,262
                                                           =========        =========      =========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income
Unaudited

                                                                      Three Months Ended
                                                                           April 30
                                                                           --------
                                                                  2004                    2003
                                                                  ----                    ----
                                                            (In Thousands, Except Per Share Amounts)
NET SALES                                                       $88,200                  $95,411

COSTS AND EXPENSES:
     Cost of merchandise sold                                    62,432                   67,573
     Selling, general and administrative expenses                24,664                   25,922
                                                                -------                  -------
Total costs and expenses                                         87,096                   93,495
                                                                -------                  -------

INCOME FROM OPERATIONS                                            1,104                    1,916

INVESTMENT INCOME                                                    87                       17
INTEREST EXPENSE                                                   (980)                  (1,200)
GAIN ON SALE OF REAL ESTATE                                           -                      386
INCOME FROM SYNFUEL INVESTMENTS                                   5,236                    3,064
                                                                -------                  -------

Income before provision for income taxes                          5,447                    4,183

PROVISION FOR INCOME TAXES                                        1,362                    1,045
                                                                -------                  -------

NET INCOME                                                      $ 4,085                  $ 3,138
                                                                =======                  =======

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                      11,155                   10,939
                                                                =======                  =======

BASIC NET INCOME PER SHARE                                      $  0.37                  $  0.29
                                                                =======                  =======

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                    12,965                   12,632
                                                                =======                  =======

DILUTED NET INCOME PER SHARE                                    $  0.32                  $  0.25
                                                                =======                  =======

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders' Equity
Unaudited

                                                 Common Shares
                                     ---------------------------------------
                                         Issued                Treasury                                          Total
                                         ------                --------            Paid-in      Retained      Shareholders'
                                     Shares      Amount    Shares     Amount       Capital      Earnings         Equity
                                                              (In Thousands)
Balance at January 31, 2004          28,308       $283     17,214    $127,555      $126,124     $185,080        $ 183,932

Net income                                                                                         4,085            4,085

Treasury stock acquired                                       119       1,768                                      (1,768)

Stock options exercised
   and related tax effects              271          3       (122)       (901)        1,600                         2,504
                                     ------       ----     ------    --------      --------     --------        ---------

Balance at April 30, 2004            28,579       $286     17,211    $128,422      $127,724     $189,165         $188,753
                                     ======       ====     ======    ========      ========     ========         ========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
Unaudited

                                                                         Three Months Ended
                                                                              April 30
                                                                              --------
                                                                       2004             2003
                                                                       ----             ----
                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   4,085        $   3,138
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization, net                                1,000            1,031
     Income from synfuel investments                                  (5,236)          (3,064)
     (Gain) Loss on disposal of fixed assets                              89             (396)
     Deferred income                                                    (561)            (131)
Changes in assets and liabilities:
     Accounts receivable                                                 471              918
     Merchandise inventory                                           (20,068)         (19,525)
     Other current assets                                                618              585
     Other long term assets                                            2,563             (781)
     Accounts payable, trade                                          14,871           30,438
     Other current liabilities                                        (2,470)          (2,627)
                                                                    --------         --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (4,638)           9,586
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (1,321)            (844)
   Proceeds from sale of synfuel investments                           7,440            1,040
   Proceeds from sale of real estate and fixed assets                      -              843
   Restricted investments                                                 (2)              (5)
                                                                    --------         --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              6,117            1,034
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in notes payable                                               -           (4,707)
   Payments of long-term debt                                         (6,189)          (1,845)
   Stock options exercised and related tax effects                       545                4
   Treasury stock issued                                                 901               55
   Treasury stock acquired                                              (710)          (3,836)
                                                                    --------         --------
NET CASH USED IN FINANCING ACTIVITIES                                 (5,453)         (10,329)
                                                                    --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (3,974)             291

CASH AND CASH EQUIVALENTS,
    beginning of period                                               29,026            1,380
                                                                    --------         --------

CASH AND CASH EQUIVALENTS,
    end of period                                                   $ 25,052         $  1,671
                                                                    ========          =======

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 30, 2004

Note 1.  Consolidated Condensed Financial Statements

         The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (fiscal
2003). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Note 2.  Accounting Policies

         The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. The provision for income taxes could vary based upon full year synthetic fuel production levels, federal income tax law changes and Internal Revenue Service audits.

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

         The Company includes store expenses (such as payroll and occupancy costs), advertising, buying, depreciation, insurance, and overhead costs in selling and administrative expenses.

         Interest expense of $980,000 for the quarter ended April 30, 2004 includes approximately $22,000 related to the early termination of mortgage debt. Interest expense of $1,200,000 for the quarter ended April 30, 2003 is net of interest capitalized of approximately $14,000. There was no interest capitalized in the first quarter of fiscal 2004. Cash paid for interest for the three months ended April 30, 2004 and 2003 was approximately $891,000 and $1,147,000, respectively.

         During the first quarter of fiscal 2004 the Company did an early payoff of eight mortgages totaling $5.1 million. The scheduled payment on these notes included approximately $0.3 million for the last nine months of fiscal 2004, $2.8 million for fiscal 2005, $1.5 million for fiscal 2006 and $0.5 million for fiscal 2007.

         The Company paid income taxes of approximately $1,083,000 and $225,000 for the three months ended April 30, 2004 and 2003, respectively.

         Certain reclassifications have been made to prior year amounts to conform with their fiscal 2004 presentation.

Note 3.  Stock Option Plans

         The Company has stock-based compensation plans under which stock options are granted to officers, directors and key employees at the market price on the date of the grant.

         The following summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2004:

          Outstanding at January 31, 2004 ($3.61 to $16.04 per share)........ 6,391,069
          Exercised ($3.61 to $10.14 per share)..............................  (392,661)
          Canceled or expired ($13.01 to $14.745 per share)..................    (4,400)
                                                                              ---------
          Outstanding at April 30, 2004 ($3.61 to $16.04 per share).......... 5,994,008
                                                                              =========

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

                                                                     Three Months Ended
                                                                          April 30
                                                                          --------
                                                                    2004          2003
                                                                    ----          ----
Net Income                                        As Reported      $4,085         $3,138
                                            Compensation Cost         753            734
                                                    Pro forma       3,332          2,404

Basic net income per share                        As Reported      $ 0.37         $ 0.29
                                            Compensation Cost         .07            .07
                                                    Pro forma        0.30           0.22

Diluted net income per share                      As Reported      $ 0.32         $ 0.25
                                            Compensation Cost         .06            .06
                                                    Pro forma        0.26           0.19

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 4.  Net Income Per Share

         The following table reconciles the basic and diluted net income per share computation for each period presented:

                                                          Three Months Ended
                                                            April 30, 2004
                                                            --------------
                                                                              Per
                                                  Income        Shares       Share
Basic net income per share......................  $4,085        11,155       $0.37
Effect of stock options.........................                 1,810       =====
                                                  ------        ------
Diluted net income per share....................  $4,085        12,965       $0.32
                                                  ======        ======       =====

                                                         Three Months Ended
                                                           April 30, 2003
                                                           --------------
                                                                              Per
                                                  Income        Shares       Share
Basic net income per share......................  $3,138        10,939       $0.29
Effect of stock options.........................                 1,693       =====
                                                  ------        ------
Diluted net income per share .................... $3,138        12,632       $0.25
                                                  ======        ======       =====

         For the three months ended April 30, 2004 and 2003, a total of 335,936 shares and 341,936 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.

Note 5.  Synthetic Fuel

         Net income for the first quarter ended April 30, 2004 includes approximately $4.8 million of pre-tax investment income from the sales of the Company's entire Partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., a synthetic fuel limited partnership. The Internal Revenue Service has completed an audit on the Colona partnership. The audit was finalized in February 2004 and a closing agreement was signed with the Internal Revenue Service which provides that the Colona facility was placed in service before July 1, 1998, and that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. Beginning in fiscal 2002, certain quarterly payments from the sales were being held in escrow pending the results of the audit. All remaining funds were released from escrow upon the completion of the audit.

         Net income for the first quarter ended April 30, 2004 also includes approximately $477,000 of pre-tax investment income from the sale of our membership interest in the limited liability company that owns a synthetic fuel facility in Gillette, Wyoming. The Company received $2,750,000 at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to the Company if certain tax issues are favorably resolved for the buyer with the Internal Revenue Service and/or the facility resumes commercial operation. If the issues are favorably resolved prior to January 1, 2005, or the facility resumes commercial operations, the Company is eligible to receive an additional $3.5 million; in addition the Company is eligible to receive $1.50 per Ton of Qualified Production produced by the facility and sold.

         The Company remains a limited partner in Somerset SynFuel, L.P. from which we are currently receiving Section 29 income tax credits. The Internal Revenue Service is auditing this partnership as part of its audit program of the general partner. In addition, a U.S. Senate Subcommittee has initiated an investigation into income tax credits involving synthetic fuel operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of April 30, 2004 we operated 245 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2004" means the period February 1, 2004 to January 31, 2005.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                 Three Months Ended
                                                                     April 30
                                                                     --------
                                                                 2004         2003
                                                                 ----         ----
    Net sales..............................................     100.0%        100.0%
    Cost of merchandise sold...............................      70.8          70.8
                                                                 ----          ----
         Gross profit......................................      29.2          29.2
    Selling, general and administrative expenses...........      28.0          27.2
                                                                 ----          ----
         Income from operations............................       1.2           2.0
    Investment income......................................       0.1             -
    Interest expense.......................................      (1.1)         (1.2)
    Gain on sale of real estate............................         -           0.4
    Income from synfuel investments........................       5.9           3.2
                                                                 ----          ----
         Income before provision for income taxes..........       6.1           4.4
    Provision for income taxes.............................       1.5           1.1
                                                                 ----          ----
    Net income.............................................       4.6%          3.3%
                                                                 ====          ====

Comparison of Three Months Ended April 30, 2004 and 2003

         Net sales in the first quarter ended April 30, 2004 were $88.2 million compared to $95.4 million in the prior year's first quarter, representing a decrease of $7.2 million or 7.6%. This decrease was primarily due to a 7.0% decrease in comparable store sales. There has also been a reduction in store count from 252 stores at April 30, 2003 to 245 stores as of April 30, 2004. We did not open any stores and closed three stores in the first quarter of fiscal 2004. We did not open or close any stores in the first quarter of fiscal 2003.

         The decline in comparable store sales was primarily caused by the television and audio categories which negatively impacted comparable store sales by 5.4% and 1.7%, respectively.

         The following table reflects the approximate percent of net sales for each product category group for the periods presented.

                                                 Three Months Ended
                                                      April 30
                                                      --------
                     Product Category          2004              2003
                     ----------------          ----              ----
       Televisions                             50.1%             51.7%
       Appliances                              19.8              18.0
       Audio                                   14.3              15.0
       Video                                    7.1               6.8
       Other                                    8.7               8.5
                                              -----             -----
                                              100.0%            100.0%
                                              =====             =====

         Gross profit of $25.8 million (29.2% of net sales) for the first quarter of fiscal 2004 was 7.4% lower than the gross profit of $27.8 million (29.2% of net sales) for the first quarter of fiscal 2003. The reduction in gross profit dollars is primarily due to lower sales as the gross profit margin was consistent between the first quarter of fiscals 2004 and 2003.

         Selling, general and administrative expenses were $24.7 million (28.0% of net sales) for the first quarter of fiscal 2004 compared to $25.9 million (27.2% of net sales) for the first quarter of fiscal 2003. This represents a decrease of approximately $1.2 million or 4.9%. The reduction in expenditures was primarily due to lower salespeople commission costs due to lower sales and lower advertising expenditures primarily due to reduced television advertising cost. The increase as a percentage of net sales for the first quarter of fiscal 2004 is primarily due to the reduced sales.

         Interest expense was approximately $1.0 million (1.1% of net sales) for the first quarter of fiscal 2004 compared to $1.2 million (1.2% of net sales) for the first quarter of fiscal 2003. Interest expense was reduced primarily due to lower outstanding mortgage debt and lower borrowings on the line of credit.

         There were no properties sold in the first quarter of fiscal 2004. In the first quarter of fiscal 2003 we sold one property for a gain of approximately $386,000.

         Results for the first quarter of fiscals 2004 and 2003 also reflect the impact of our equity investment in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P., and Somerset SynFuel, L.P., which produce synthetic fuels. We remain a limited partner in the Somerset limited partnership but have sold our ownership interest in the Colona limited partnership through a series of three sales. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in the Colona limited partnership, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. The Colona partnership had been under audit by the Internal Revenue Service with certain proceeds from the sales being put into escrow beginning in fiscal 2002 pending the results of the audit. The audit was finalized and a closing agreement signed with the Internal Revenue Service in February 2004 and all remaining proceeds released from escrow or letters of credit cancelled. Below is a table summarizing the income from the sales, net of certain expenses. The higher income for the current year primarily reflects higher production levels compared to the previous year comparable period.

                                                Three Months Ended
                                                      April 30
                                                      --------
                                                2004             2003
                                                ----             ----
                                                    (In Thousands)
         February 1, 1999 sale...............  $1,846           $1,222
         July 31, 2000 sale..................   1,560              958
         May 31, 2001 sale...................   1,352              884
                                               ------           ------
                                               $4,758           $3,064
                                               ======           ======

         Income from synfuel investments for the first quarter of fiscal 2004 also reflects income of approximately $477,000 from our sale of our membership interest in the limited liability company that owns a synthetic fuel facility in Gillette, Wyoming. We also received a secured contingent payment note that could provide additional investment income for us if certain tax issues are favorably resolved for the buyer with the Internal Revenue Service and/or the facility resumes commercial operation. If the issues are favorably resolved prior to January 1, 2005, or the facility resumes commercial operations, we are eligible to receive an additional $3.5 million; in addition we are eligible to receive $1.50 per Ton of Qualified Production produced by the facility and sold.

         Our effective tax rate was approximately 25.0% for the first quarter of fiscal 2004 and 2003 after reflecting our share of federal income tax credits earned by the Somerset limited partnership under Section 29 of the Internal Revenue Code.

         As a result of the foregoing, net income for the first quarter of fiscal 2004 was $4.1 million, a 30.2% increase from $3.1 million for the first quarter of fiscal 2003.

Liquidity and Capital Resources

         Net cash used in operating activities was approximately $4.6 million for the first quarter of fiscal 2004 compared to cash provided by operating activities of approximately $9.6 million in the first quarter of fiscal 2003. For the first quarter of fiscal 2004 cash was provided by net income of $4.1 million, adjusted for the impact of a $5.2 million gain on our synfuel investments and non-cash items of approximately $528,000 which consisted primarily of depreciation and amortization and deferred income. The primary use of cash was an increase in inventory of $20.1 million primarily due to seasonal fluctuations and inventory availability. Cash was also used by a decrease in other liabilities of $2.5 million. The primary source of cash for the first quarter of fiscal 2004 was an increase in accounts payable of $14.9 million due to timing of inventory purchases and terms of payments with manufacturers. Cash was also provided by a decrease in other assets of $3.2 million and a decrease in accounts receivable of $471,000.

         At April 30, 2004, working capital was $99.3 million compared to $98.5 million at January 31, 2004. The ratio of current assets to current liabilities was 2.3 to 1 at April 30, 2004 and 2.6 to 1 at January 31, 2004.

         We received proceeds of approximately $7.4 million from installment sales of our ownership interest in the Colona synfuel facility. We had capital expenditures of $1.3 million primarily towards the relocation of seven retail stores.

         Cash used in financing activities totaled approximately $5.5 million for the first quarter of fiscal 2004. Cash of $6.2 million was used to reduce mortgage debt including the early payoff of eight mortgages totaling $5.1 million. Cash was also used to acquire 50,000 shares of our common stock for $710,000. During the first quarter of fiscal 2004 we extended the share repurchase authorization by an additional 1,000,000 shares. At April 30, 2004 we had approximately 1,120,000 authorized shares remaining under the stock buy-back program. We received proceeds of approximately $1.4 million from the exercise of stock options by employees during the first quarter of fiscal 2004.

Forward-Looking Statements

         This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-13283).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         No material changes since January 31, 2004.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                      Issuer Purchases of Equity Securities

                                                                         Total Number of        Maximum Number
                                                                        Shares Purchased      of Shares that May
                                 Total Number                          as Part of Publicly     Yet Be Purchased
                                   of Shares         Average Price       Announced Plans        Under the Plans
Period                           Purchased(1)       Paid per Share      or Programs(2)(3)      or Programs(2)(3)
------                           ------------       --------------      -----------------      -----------------
February 1-29, 2004                    -                $  -                   -                   1,170,480
March 1-31, 2004                    25,000              $14.22              25,000                 1,145,480
April 1-30, 2004                    93,990              $15.02              25,000                 1,120,480
                                   -------              ------              ------                 ---------
Total                              118,990              $14.85              50,000                 1,120,480
                                   =======              ======              ======                 =========

------------------------
(1) A total of 68,990 shares of common stock were purchased by the Company other than through a publicly announced plan or program. These shares were acquired on April 7, 2004 in payment of the exercise price of stock options exercised by Stuart A. Rose, Chairman, President and Chief Executive Officer of the Company. The purchase price was $15.34 per share.

(2) On January 14, 2003, the Company announced it had authorized the purchase of up to 1,000,000 shares of its common stock from time to time in private or market transactions at prevailing market prices. At January 31, 2004, a total of 170,480 shares remained available to purchase under this authorization.

(3) On February 27, 2004, the Company announced it had increased its share repurchase authorization up to an additional 1,000,000 shares.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of REX Stores Corporation was held on May 27, 2004, at which the following matter was submitted to a vote of shareholders:

         1. Election of seven directors.

                              Nominee                    For          Withheld
                              -------                    ---          --------
          Stuart A. Rose.............................  9,079,802     1,624,735
          Lawrence Tomchin...........................  9,079,802     1,624,735
          Robert Davidoff............................ 10,424,755       279,782
          Edward M. Kress............................  9,079,802     1,624,735
          Lee Fisher................................. 10,469,530       235,007
          Charles A. Elcan...........................  9,124,577     1,579,960
          David S. Harris............................ 10,469,530       235,007

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits. The following exhibits are filed with this report:

              31  Rule 13a-14(a)/15d-14(a) Certifications
              32  Section 1350 Certifications

         (b)  Reports on Form 8-K.

                  On April 6, 2004, the Company filed a Form 8-K reporting under
              Item 12 the issuance of a press release announcing financial results for the fourth quarter and year ended January 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              REX STORES CORPORATION
                                              Registrant



      Signature                            Title                                  Date
      ---------                            -----                                  ----

    STUART A. ROSE               Chairman of the Board                        June 9, 2004
----------------------             (Chief Executive Officer)
   (Stuart A. Rose)

 DOUGLAS L. BRUGGEMAN            Vice President, Finance and Treasurer        June 9, 2004
----------------------             (Chief Financial Officer)
(Douglas L. Bruggeman)