Form 10-Q
period 2004-07-31
REX STORES CORP
filed 2004-09-09
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ---------------------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


                         Commission File Number 0-13283

                    ---------------------------------------

                             REX STORES CORPORATION
             (Exact name of registrant as specified in its charter)

                    ---------------------------------------

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

                    ---------------------------------------

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

At the close of business on September 8, 2004 the registrant had 10,854,643 shares of Common Stock, par value $.01 per share, outstanding.


================================================================================

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                           Page
                                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Condensed Balance Sheets .............................................3
          Consolidated Condensed Statements of Income .......................................4
          Consolidated Condensed Statements of Shareholders' Equity .........................5
          Consolidated Condensed Statements of Cash Flows ...................................6
          Notes to Consolidated Condensed Financial Statements ..............................7

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......................14

Item 4.   Controls and Procedures ..........................................................14

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......................15

Item 6.   Exhibits..........................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

                                                                    July 31      January 31     July 31
                                                                      2004          2004         2003
                                                                      ----          ----         ----
                                                                               (In Thousands)
                                                               Unaudited                      Unaudited
CURRENT ASSETS:
    Cash and cash equivalents                                       $   3,360    $  29,026    $   2,116
    Accounts receivable, net                                            1,771        2,560        1,844
    Synthetic fuel receivable                                           2,288        3,098          400
    Merchandise inventory                                             156,167      116,755      169,101
    Prepaid expenses and other                                          1,670        1,481        3,068
    Future income tax benefits                                          8,703        8,703        8,860
                                                                    ---------    ---------    ---------
      Total current assets                                            173,959      161,623      185,389

PROPERTY AND EQUIPMENT, NET                                           132,953      131,409      133,439
OTHER ASSETS                                                              639        3,477        2,434
FUTURE INCOME TAX BENEFITS                                             16,082       14,645        7,560
SYNTHETIC FUEL ESCROW                                                    --           --         10,042
RESTRICTED INVESTMENTS                                                  2,262        2,257        2,250
                                                                    ---------    ---------    ---------
      Total assets                                                  $ 325,895    $ 313,411    $ 341,114
                                                                    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                    $  11,560    $    --      $  30,775
   Current portion of long-term debt                                    2,899        5,258        6,478
   Current portion of deferred income
       and deferred gain on sale and leaseback                         10,348       10,544       11,301
   Accounts payable, trade                                             57,522       32,745       45,407
   Accrued income taxes                                                   575          806           51
   Accrued payroll                                                      4,406        6,602        4,495
   Other current liabilities                                            7,576        7,214        8,738
                                                                    ---------    ---------    ---------
      Total current liabilities                                        94,886       63,169      107,245
                                                                    ---------    ---------    ---------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                                             32,406       53,548       60,504
   Deferred income                                                     11,809       12,762       13,015
   Deferred gain on sale and leaseback                                   --           --             49
                                                                    ---------    ---------    ---------
      Total long-term liabilities                                      44,215       66,310       73,568
                                                                    ---------    ---------    ---------

SHAREHOLDERS' EQUITY:
   Common stock                                                           286          283          278
   Paid-in capital                                                    127,734      126,124      121,786
   Retained earnings                                                  192,449      185,080      163,945
   Treasury stock                                                    (133,675)    (127,555)    (125,708)
                                                                    ---------    ---------    ---------
      Total shareholders' equity                                      186,794      183,932      160,301
                                                                    ---------    ---------    ---------

      Total liabilities and shareholders' equity                    $ 325,895    $ 313,411    $ 341,114
                                                                    =========    =========    =========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income
Unaudited

                                                                    Three Months Ended            Six Months Ended
                                                                         July 31                        July 31
                                                                         -------                        -------
                                                                    2004          2003           2004          2003
                                                                    ----          ----           ----          ----
                                                                        (In Thousands, Except Per Share Amounts)
NET SALES                                                          $88,429      $90,150        $175,605      $184,212

COSTS AND EXPENSES:
     Cost of merchandise sold                                       63,350       62,135         125,028       128,722
     Selling, general and administrative expenses                   24,410       25,561          48,704        51,088
                                                                   -------      -------        --------      --------
Total costs and expenses                                            87,760       87,696         173,732       179,810
                                                                   -------      -------        --------      --------

Income from continuing operations before interest,
  other items, income taxes and discontinued
  operations                                                           669        2,454           1,873         4,402

INVESTMENT INCOME                                                       58           23             145            40
INTEREST EXPENSE                                                      (796)      (1,292)         (1,750)       (2,488)
LOSS ON EARLY TERMINATION OF DEBT                                     (592)           -            (614)            -
GAIN ON SALE OF REAL ESTATE                                              -            -               -           386
INCOME FROM SYNFUEL INVESTMENTS                                      3,343        3,119           8,579         6,183
                                                                   -------      -------        --------      --------

Income from continuing operations before provision for
  income taxes and discontinued operations                           2,682        4,304           8,233         8,523

PROVISION (BENEFIT) FOR INCOME TAXES                                 (800)        1,088             603         2,147
                                                                   -------      -------        --------      --------

Income from continuing operations                                    3,482        3,216           7,630         6,376

Loss from discontinued operations, net of tax                         (198)         (49)           (261)          (71)
                                                                   -------      -------        --------      --------

Net Income                                                         $ 3,284       $3,167        $  7,369      $  6,305
                                                                   =======      =======        ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                         11,225       10,705          11,190        10,821
                                                                   =======      =======        ========      ========

Basic income per share from continuing operations                     0.31         0.30            0.68          0.59
Basic loss per share from discontinued operations                    (0.02)       (0.00)          (0.02)        (0.01)
                                                                   -------      -------        --------      --------
BASIC NET INCOME PER SHARE                                         $  0.29      $  0.30        $   0.66      $   0.58
                                                                   =======      =======        ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                       12,854       12,626          12,925        12,567
                                                                   =======      =======        ========      ========

Diluted income per share from continuing operations                   0.27         0.25            0.59          0.51
Diluted loss per share from discontinued operations                  (0.01)       (0.00)          (0.02)        (0.01)
                                                                   -------      -------        --------      --------

DILUTED NET INCOME PER SHARE                                       $  0.26       $ 0.25        $   0.57      $   0.50
                                                                   =======      =======        ========      ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Shareholders' Equity
Unaudited (In Thousands)


                                                   Common Shares
                                     -------------------------------------------
                                           Issued                Treasury                                          Total
                                           ------                --------             Paid-in       Retained    Shareholders'
                                     Shares      Amount     Shares       Amount       Capital       Earnings       Equity

Balance at January 31, 2004          28,308      $ 283      17,214      $127,555      $126,124      $185,080      $183,932

Net income                                                                                             7,369         7,369

Treasury stock acquired                                        539         7,076                                    (7,076)

Stock options exercised
   and related tax effects              271          3        (129)         (956)        1,610                       2,569
                                     ------      -----      ------      --------      --------      --------      --------

Balance at July 31, 2004             28,579      $ 286      17,624      $133,675      $127,734      $192,449      $186,794
                                     ======      =====      ======      ========      ========      ========      ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
Unaudited

                                                                                     Six Months Ended
                                                                                          July 31
                                                                                  2004              2003
                                                                                  ----              ----
                                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  7,369          $  6,305
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization, net                                            1,989             2,056
     Income from synfuel investments                                              (8,579)           (6,183)
     (Gain) Loss on disposal of fixed assets                                         291              (320)
     Loss on early termination of debt                                               273                 0
     Deferred income                                                                (891)             (784)
     Deferred income tax                                                          (1,437)                -
Changes in assets and liabilities:
     Accounts receivable                                                             789             1,569
     Merchandise inventory                                                       (39,412)          (27,038)
     Other current assets                                                           (463)             (503)
     Other long term assets                                                        2,838              (778)
     Accounts payable, trade                                                      24,777            17,990
     Other current liabilities                                                    (2,065)           (2,135)
                                                                                --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                            (14,521)           (9,821)
                                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (4,082)           (1,752)
     Proceeds from sale of synfuel investments                                     9,389             2,361
     Proceeds from sale of real estate and fixed assets                                -               843
     Restricted investments                                                           (5)               (9)
                                                                                --------          --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                          5,302             1,443
                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable                                                    11,560            17,324
     Payments of long-term debt                                                  (23,501)           (3,101)
     Stock options exercised and related tax effects                                 555               504
     Treasury stock issued                                                           956               447
     Treasury stock acquired                                                      (6,017)           (6,060)
                                                                                --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (16,447)            9,114
                                                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (25,666)              736

CASH AND CASH EQUIVALENTS,
    beginning of period                                                           29,026             1,380
                                                                                --------          --------

CASH AND CASH EQUIVALENTS,
    end of period                                                               $  3,360          $  2,116
                                                                                ========          ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 31, 2004

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

         Interest expense of $1,750,000 for the six months ended July 31, 2004 is net of interest capitalized of approximately $11,000. Interest expense of $2,488,000 for the six months ended July 31, 2003 is net of interest capitalized of approximately $37,000. Cash paid for interest for the six months ended July 31, 2004 and 2003 was approximately $1,649,000 and $2,396,000, respectively.

         During the first six months of fiscal 2004 the Company completed the early payoff of mortgages for 42 retail locations totaling approximately $21.6 million. The scheduled payment on these notes included approximately $1.2 million for the last six months of fiscal 2004, $6.2 million for fiscal 2005, $6.9 million for fiscal 2006, $1.6 million for fiscal 2007, $1.4 million for fiscal 2008 and $4.3 million thereafter. The Company incurred a charge of approximately $614,000, including cash payments of approximately $341,000, for the fist six months of fiscal 2004 related to this termination of debt.

         During the first half of fiscal 2004 the Company received 68,990 shares of common stock into treasury with a market value of approximately
$1.1 million as payment for the exercise of options for 171,525 shares of common stock.

         The Company paid income taxes of approximately $2,139,000 and $1,522,000 for the six months ended July 31, 2004 and 2003, respectively.

Note 3.  Stock Option Plans

         The Company has stock-based compensation plans under which stock options are granted to officers, directors and key employees at the market price on the date of the grant.

         The following summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2004:

             Outstanding at January 31, 2004 ($3.61 to $16.04 per share)......... 6,391,069
             Issued ($12.18 to $12.45 per share).................................   369,050
             Exercised ($3.61 to $10.14 per share)...............................  (400,486)
             Canceled or expired ($8.01 to $14.745 per share)....................   (16,300)
                                                                                  ---------
             Outstanding at July 31, 2004 ($3.61 to $16.04 per share)............ 6,343,333
                                                                                  =========

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

                                                                     Three Months Ended           Six Months Ended
                                                                           July 31                     July 31
                                                                           -------                     -------
                                                                     2004          2003          2004          2003
                                                                     ----          ----          ----          ----
                                                                        (In Thousands, except per share amounts)
Net Income                                       As Reported        $3,284        $3,167        $7,369        $6,305
                                           Compensation Cost           787           682         1,540         1,416
                                                   Pro forma         2,497         2,485         5,829         4,889

Basic net income per share                       As Reported         $0.29         $0.30         $0.66         $0.58
                                           Compensation Cost           .07           .06           .14           .13
                                                   Pro forma          0.22          0.24          0.52          0.45

Diluted net income per share                     As Reported         $0.26         $0.25         $0.57         $0.50
                                           Compensation Cost           .06           .05           .12           .11
                                                   Pro forma          0.20          0.20          0.45          0.39

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 4.  Income Per Share from Continuing Operations

         The following table reconciles the basic and diluted income per share from continuing operations computation for each period presented (in thousands, except per share amounts):

                                                           Three Months Ended                  Six Months Ended
                                                              July 31, 2004                      July 31, 2004
                                                              -------------                      -------------
                                                                               Per                                Per
                                                      Income      Shares      Share      Income      Shares      Share
                                                      ------      ------      -----      ------      ------      -----
        Basic income per share from continuing
            operations..........................      $3,482      11,225      $0.31      $7,630      11,190      $0.68
                                                                              =====                              =====
        Effect of stock options.................                   1,629                              1,735
                                                                  ------                             ------
        Diluted income per share from continuing
            operations..........................      $3,482      12,854      $0.27      $7,630      12,925      $0.59
                                                      ======      ======      =====      ======      ======      =====

                                                           Three Months Ended                  Six Months Ended
                                                              July 31, 2003                      July 31, 2003
                                                              -------------                      -------------
                                                                               Per                                Per
                                                      Income      Shares      Share      Income      Shares      Share
                                                      ------      ------      -----      ------      ------      -----
        Basic income per share from continuing
           operations...........................      $3,216      10,705      $0.30      $6,376      10,821      $0.59
                                                                              =====                              =====
        Effect of stock options.................                   1,921                              1,746
                                                                  ------                             ------
        Diluted income per share from continuing
           operations...........................      $3,216      12,626      $0.25      $6,376      12,567      $0.51
                                                      ======      ======      =====      ======      ======      =====

         For the three months ended July 31, 2004 and 2003, a total of 656,736 shares and 341,936 shares, respectively, and for the six months ended July 31, 2004 and 2003, a total of 334,736 shares and 375,156 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.

Note 5.  Synthetic Fuel

         Net income for the second quarter and six months ended July 31, 2004 includes approximately $3.3 million and $8.1 million, respectively, of pre-tax investment income from the sales of the Company's entire Partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., a synthetic fuel limited partnership. The Internal Revenue Service has completed an audit on the Colona partnership. The audit was finalized in February 2004 and a closing agreement was signed with the Internal Revenue Service which confirms that the Colona facility was placed in service before July 1, 1998, and that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the
Section 29 tax credits. Beginning in fiscal 2002, certain quarterly payments from the sales were being held in escrow pending the results of the audit. All remaining funds were released from escrow upon the completion of the audit.

         Net income for the six months ended July 31, 2004 also includes approximately $468,000 of pre-tax investment income from the sale of our membership interest in the limited liability company that owns a synthetic fuel facility in Gillette, Wyoming. The Company received $2,750,000 at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to the Company if certain tax issues are favorably resolved for the buyer with the Internal Revenue Service and/or the facility resumes commercial operation. If the issues are favorably resolved prior to January 1, 2005, or the facility resumes commercial operations, the Company is eligible to receive an additional $3.5 million; in addition the Company is eligible to receive $1.50 per Ton of Qualified Production produced by the facility and sold.

         The Company remains a limited partner in Somerset SynFuel, L.P. from which we are currently receiving Section 29 income tax credits. In June, 2004 the Internal Revenue Service concluded its examination of the partnership's
Section 29 income tax credits for certain years reporting no change in the credits for those years. As a result the effective tax rate was reduced for fiscal 2004 by a $1.4 million reduction in the valuation allowance on the alternative minimum tax carry forwards.

         A U.S. Senate Subcommittee has initiated an investigation into income tax credits involving synthetic fuel operations.

Note 6.  Discontinued Operations

         During the second quarter of fiscal 2004 the Company closed five stores in which we vacated the market. As such those stores were classified as discontinued operations for all periods presented. The net assets of these stores at July 31, 2004 were not significant.

         Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.

                                                   Three Months Ended           Six Months Ended
                                                        July 31                     July 31
                                                  -----------------            -----------------
                                                   2004       2003              2004       2003
                                                  ------     ------            ------     ------
                                                                  (In Thousands)
Net sales......................................    $797      $1,286            $1,821     $2,635
Loss before provision for income taxes.........     324          81               428        117
Benefit for income taxes.......................     126          32               167         46
Net loss.......................................    $198      $   49            $  261     $   71

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of July 31, 2004 we operated 239 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2004" means the period February 1, 2004 to January 31, 2005.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                                                   Three Months Ended         Six Months Ended
                                                                        July 31                   July 31
                                                                        -------                   -------
                                                                    2004           2003        2004          2003
                                                                    ----           ----        ----          ----
Net sales......................................................    100.0%         100.0%      100.0%        100.0%
Cost of merchandise sold.......................................     71.6           68.9        71.2          69.9
                                                                    ----           ----        ----          ----
    Gross profit...............................................     28.4           31.1        28.8          30.1
Selling, general and administrative expenses...................     27.6           28.4        27.7          27.7
                                                                    ----           ----        ----          ----
    Income from continuing operations..........................      0.8            2.7         1.1           2.4
Interest expense...............................................     (0.9)          (1.4)       (1.0)         (1.4)
Loss on early termination of debt..............................     (0.7)             -        (0.3)            -
Gain on sale of real estate....................................        -              -           -           0.2
Income from synfuel investments................................      3.8            3.5         4.9           3.4
                                                                    ----           ----        ----          ----
    Income from continuing operations before provision for
    income taxes and discontinued operations...................      3.0            4.8         4.7           4.6
Provision (benefit) for income taxes...........................     (0.9)           1.2         0.4           1.2
                                                                    ----           ----        ----          ----
Income from continuing operations..............................      3.9            3.6         4.3           3.4
Loss from discontinued operations, net of tax..................     (0.2)          (0.1)       (0.1)         (  -)
                                                                    ----           ----        ----          ----
Net income.....................................................      3.7%           3.5%        4.2%          3.4%
                                                                    ====           ====        ====          ====

Comparison of Three and Six Months Ended July 31, 2004 and 2003

         Net sales from continuing operations in the second quarter ended July 31, 2004 were $88.4 million compared to $90.1 million in the prior year's second quarter, representing a decrease of $1.7 million or

1.9%. This decline was primarily caused by a net reduction of five stores (ten in total were closed, five of which were classified as discontinued operations) since the end of the second quarter of fiscal 2003. Comparable store sales increased by 0.1% for the second quarter of fiscal 2004. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

         Our strongest product category for the second quarter of fiscal 2004 was the television category which positively impacted comparable store sales by 2.5%. This increase is primarily due to higher demand for the LCD, DLP and plasma televisions. The "other" category also positively impacted comparable store sales by 0.5% primarily due to higher sales of ready to assemble television furniture stands. The appliance category negatively impacted comparable store sales by 1.5% for the second quarter of fiscal 2004. This was due to lower sales of air conditioners which negatively impacted comparable store sales by 3.2%. Air conditioner sales were impacted by lower demand primarily due to cooler temperatures in certain markets as compared to the prior year. The audio category negatively impacted comparable store sales by 1.0% and the video category negatively impacted comparable store sales by 0.4% for the second quarter of fiscal 2004.

         Net sales for the first half of fiscal 2004 were $175.6 million compared to $184.2 million for the first half of fiscal 2003 net of the impact of including five stores as discontinued operations. This represents a decrease of $8.6 million or 4.7%. Comparable store sales declined by approximately 3.6% for the first half of fiscal 2004. There was a decrease of ten stores since the end of the second quarter of fiscal 2003, five of which were included as discontinued operations.

         All of the major product categories negatively impacted comparable store sales for the first half of fiscal 2004 with the television category impact being 1.5%, the audio category being 1.4%, the appliance category being 0.5% and the video category being 0.4%. The "other" category positively impacted comparable store sales by 0.2%. In the first half of fiscal 2004 higher demand for LCD, DLP and plasma televisions was more than offset by lower sales of analog televisions as the industry transitioned away from analog television. Excluding air conditioners, the appliance category would have positively impacted comparable store sales by approximately 1.3%. Air conditioner sales were impacted by cooler temperatures in certain markets.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.

                                                            Three Months Ended              Six Months Ended
                                                                 July 31                         July 31
                                                                 -------                         -------
                          Product Category                 2004           2003            2004            2003
                          ----------------                 ----           ----            ----            ----
                Televisions........................       48.2%          46.4%           49.5%            49.2%
                Appliances.........................       25.4           26.7            22.6             22.2
                Audio..............................       11.3           12.3            12.8             13.7
                Video..............................        6.5            6.8             6.7              6.8
                Other..............................        8.6            7.8             8.4              8.1
                                                         -----          -----           -----            -----
                                                         100.0%         100.0%          100.0%           100.0%
                                                         =====          =====           =====            =====

         As of July 31, 2004 we had 239 stores compared to 249 stores one year earlier. We did not open any new stores and closed nine stores in the first half of fiscal 2004. We did not open any stores and closed three stores in the first half of fiscal 2003.

         Gross profit of $25.1 million (28.4% of net sales) from continuing operations in the second quarter of fiscal 2004 was approximately $2.9 million lower than the $28.0 million (31.1% of net sales) recorded from continuing operations in the second quarter of fiscal 2003. Gross profit from continuing operations for the first half of fiscal 2004 was $50.6 million (28.8% of net sales) compared to $55.5 million (30.1% of net sales) from continuing operations for the first half of fiscal 2003. Gross profit margin for the second quarter of fiscal 2004 was negatively impacted by selling less air conditioners due to cooler temperatures in certain markets in the current year. Air conditioners generally have a higher gross profit margin. Gross profit margins also declined in the current year due to an increased amount of promotional activity.

         Selling, general and administrative expenses from continuing operations were $24.4 million (27.6% of net sales), a reduction of $1.2 million or 4.5% from $25.6 million (28.4% of net sales) for the second quarter of fiscal 2003. Selling, general and administrative expenses from continuing operations were $48.7 million (27.7% of net sales) for the first half of fiscal 2004 representing a reduction of $2.4 million or 4.7% from $51.1 million (27.7% of net sales) for the first half of fiscal 2003. The reduction in expenditures was primarily due to: (i) lower salespeople commission costs due to lower gross profit margins which generally results in lower commission cost; and (ii) lower advertising expenditures primarily due to reduced television advertising.

         Interest expense was $796,000 (0.9% of net sales) for the second quarter of fiscal 2004 compared to $1.3 million (1.4% of net sales) for the second quarter of fiscal 2003. Interest expense was $1.8 million (1.0% of net sales) for the first half of fiscal 2004 compared to $2.5 million (1.4% of net sales) for the first half of fiscal 2003. Interest expense for the current year has been lowered due to lower borrowings on the line of credit (average balance of approximately $1.6 million for the first half fiscal 2004 versus approximately $15.8 million for the first half fiscal 2003) and the pay off of approximately $23.5 million in mortgage debt in the current year. We did incur a charge of approximately $614,000 in the current year related to the early termination of approximately $21.6 million of mortgage debt.

         There were no properties sold in the first half of fiscal 2004. In the first half of fiscal 2003 we sold one property for a gain of approximately $386,000.

         Results for the second quarter and first half of fiscals 2004 and 2003 also reflect the impact of our equity investment in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P., and Somerset SynFuel, L.P., which produce synthetic fuels. We remain a limited partner in the Somerset limited partnership but have sold our ownership interest in the Colona limited partnership through a series of three sales. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. The Colona partnership had been under audit by the Internal Revenue Service with certain proceeds from the sales being put into escrow beginning in fiscal 2002 pending the results of the audit. The audit was finalized and a closing agreement signed with the Internal Revenue Service in February 2004 and all remaining proceeds released from escrow or letters of credit cancelled. Below is a table summarizing the income from the sales, net of certain expenses.
The higher income for the current year primarily reflects higher production levels compared to the previous year comparable period.

                                                Three Months Ended               Six Months Ended
                                                     July 31                         July 31
                                                     -------                         -------
                                                  2004       2003              2004          2003
                                                  ----       ----              ----          ----
                                                   (In Thousands)                (In Thousands)
February 1, 1999 sale................            $1,331     $1,244            $3,178        $2,466
July 31, 2000 sale...................             1,078        993             2,637         1,951
May 31, 2001 sale....................               944        882             2,296         1,766
                                                 ------     ------            ------        ------
                                                 $3,353     $3,119            $8,111        $6,183
                                                 ======     ======            ======        ======

         Income from synfuel investments for the first six months and the second quarter of fiscal 2004 also reflects income of approximately $468,000 and expenses of $10,000, respectively, from our sale of our membership interest in the limited liability company that owns a synthetic fuel facility in Gillette, Wyoming. We also received a secured contingent payment note that could provide additional investment income for us if certain tax issues are favorably resolved for the buyer with the Internal Revenue Service and/or the facility resumes commercial operation. If the issues are favorably resolved prior to January 1, 2005, or the facility resumes commercial operations, we are eligible to receive an additional $3.5 million; in addition we are eligible to receive $1.50 per Ton of Qualified Production produced by the facility and sold.

         Our effective tax rate was (29.8%) and 7.3% for the second quarter and six months ended July 31, 2004 after reflecting our share of federal tax credits earned by the limited partnerships. Our effective tax rate was approximately 25.2% for both the second quarter and six months ended July 31, 2003. Our effective tax rate was reduced for fiscal 2004 as a result of a $1.4 million reduction in our valuation allowance on the alternative minimum tax carry forwards due to the conclusion in June 2004 of the Internal Revenue Service audit of the Somerset partnership for certain years. The audit resulted in no change to the credits for the period audited.

         During the second quarter of fiscal 2004 we closed five stores that were classified as discontinued operations. As a result we had a loss from discontinued operations, net of tax benefit, of $198,000 and $49,000 for the second quarter of fiscal 2004 and 2003, respectively, and $261,000 and $71,000 for the six months ended July 31, 2004 and 2003, respectively.

         As a result of the foregoing, net income for the second quarter of fiscal 2004 was $3.3 million, a 3.7% increase from $3.2 million for the second quarter of fiscal 2003. Net income for the first half of fiscal 2004 was $7.4 million, a 16.9% increase from $6.3 million for the first six months of fiscal 2003.

Liquidity and Capital Resources

         Net cash used in operating activities was approximately $14.5 million for the first six months of fiscal 2004 compared to $9.8 million for the first six months of fiscal 2003. For the first half of fiscal 2004 cash was provided by net income of $7.4 million, adjusted for the impact of an $8.6 million gain on our synfuel investments, non-cash items of approximately $0.3 million which consisted of deferred income tax, deferred income and depreciation, $0.3 million loss on disposal of fixed assets and $0.3 for loss on early termination of debt. The primary use of cash was an increase in inventory of $39.4 million primarily due to seasonal fluctuations and inventory availability. The other uses of cash were a decrease in other liabilities of $2.1 million and an increase in other current assets of $0.5 million. Cash was provided by an increase in accounts payable of $24.8 million due to the increase in inventory and the timing of purchases and payments to vendors. Cash was also provided by a decrease in other long term assets of $2.8 million and a decrease in accounts receivable of $0.8 million.

         At July 31, 2004, working capital was $79.1 million compared to $98.5 million at January 31, 2004. The ratio of current assets to current liabilities was 1.8 to 1 at July 31, 2004 and 2.6 to 1 at January 31, 2004.

         We received proceeds of approximately $9.4 million from installment sales of our ownership interest in the Colona synfuel facility. We had capital expenditures of $4.1 million primarily towards the relocation of eight retail stores.

         Cash used in financing activities totaled approximately $16.4 million for the first six months of fiscal 2004. Cash of $23.5 million was used to reduce mortgage debt including the early payoff of mortgages for 42 retail locations totaling approximately $21.6 million. Cash was also used to acquire 470,400 shares of our common stock in open market transactions for approximately $6.0 million. As of July 31, 2004 we had approximately 700,000 authorized shares remaining under the stock buy-back program. We received proceeds of approximately $1.5 million from the exercise of stock options by employees during the first half of fiscal 2004.

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

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                                         Total Number of        Maximum Number
                                                                        Shares Purchased      of Shares that May
                                 Total Number                          as Part of Publicly     Yet Be Purchased
                                   of Shares         Average Price       Announced Plans        Under the Plans
Period                            Purchased         Paid per Share     or Programs (1)(2)     or Programs (1)(2)
------                            ----------        --------------     ------------------     ------------------
May 1-31, 2004                         -                $  -                    -                  1,120,480
June 1-30, 2004                     230,600             $ 12.78              230,600                 889,880
July 1-31, 2004                     189,800             $ 12.44              189,800                 700,080
                                    -------              ------              -------               ---------
Total                               420,400             $ 12.63              420,400                 700,080
                                    =======               =====              =======               =========

------------------------
(1) On January 14, 2003, the Company announced it had authorized the purchase of up to 1,000,000 shares of its common stock from time to time in private or market transactions at prevailing market prices. At April 30, 2004, a total of 120,480 shares remained available to purchase under this authorization.

(2) On February 27, 2004, the Company announced it had increased its share repurchase authorization up to an additional 1,000,000 shares.

Item 6.  Exhibits.

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




                                        REX STORES CORPORATION
                                        Registrant




      Signature                          Title                                Date
      ---------                          -----                                ----
    STUART A. ROSE           Chairman of the Board                      September 9, 2004
   ---------------              (Chief Executive Officer)
   (Stuart A. Rose)

 DOUGLAS L. BRUGGEMAN         Vice President, Finance and Treasurer     September 9, 2004
----------------------          (Chief Financial Officer)
(Douglas L. Bruggeman)