Form 10-Q
period 2004-10-31
REX STORES CORP
filed 2004-12-09
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


                        Commission File Number 001-09097
                         ------------------------------
                             REX STORES CORPORATION
             (Exact name of registrant as specified in its charter)

                         ------------------------------

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

                         ------------------------------

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

At the close of business on December 8, 2004 the registrant had 11,065,030 shares of Common Stock, par value $.01 per share, outstanding.


================================================================================

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                      Page
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

             Consolidated Condensed Balance Sheets ..................................................... 3
             Consolidated Condensed Statements of Income ............................................... 4
             Consolidated Condensed Statements of Shareholders' Equity ................................. 5
             Consolidated Condensed Statements of Cash Flows ........................................... 6
             Notes to Consolidated Condensed Financial Statements ...................................... 7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................................................ 13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ............................... 19

Item 4.      Controls and Procedures .................................................................. 19


PART II.     OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds .............................. 20

Item 6.      Exhibits ................................................................................. 20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

                                                       October 31        January 31        October 31
                                                          2004              2004              2003
                                                          ----              ----              ----
                                                                       (In Thousands)
                                                       Unaudited                           Unaudited
CURRENT ASSETS:
   Cash and cash equivalents                           $   3,959         $  29,026         $   1,503
   Accounts receivable, net                                2,204             2,560             1,551
   Synthetic fuel receivable                               1,848             3,098               655
   Merchandise inventory                                 152,215           116,755           155,354
   Prepaid expenses and other                              2,897             1,481             2,704
   Future income tax benefits                              8,703             8,703             8,860
                                                       ---------         ---------         ---------
     Total current assets                                171,826           161,623           170,627

PROPERTY AND EQUIPMENT, NET                              130,487           131,409           131,560
ASSETS HELD FOR SALE                                       2,569                 -                 -
OTHER ASSETS                                                 612             3,477             2,596
FUTURE INCOME TAX BENEFITS                                16,082            14,645             7,560
SYNTHETIC FUEL ESCROW                                          -                 -             7,886
RESTRICTED INVESTMENTS                                     2,265             2,257             2,253
                                                       ---------         ---------         ---------
   Total assets                                        $ 323,841         $ 313,411         $ 322,482
                                                       =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                       $  15,169                 -         $  18,901
   Current portion of long-term debt                       2,939             5,258             7,708
   Current portion of deferred income
     and deferred gain on sale and leaseback              10,378            10,544            10,985
   Accounts payable, trade                                49,259            32,745            34,690
   Accrued income taxes                                        -               806             1,371
   Accrued payroll and related items                       5,101             6,602             4,885
   Other current liabilities                               7,454             7,214             8,449
                                                       ---------         ---------         ---------
     Total current liabilities                            90,300            63,169            86,989
                                                       ---------         ---------         ---------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                                31,633            53,548            57,752
   Deferred income                                        11,522            12,762            12,632
                                                       ---------         ---------         ---------
     Total long-term liabilities                          43,155            66,310            70,384
                                                       ---------         ---------         ---------

SHAREHOLDERS' EQUITY:
   Common stock                                              287               283               281
   Paid-in capital                                       130,705           126,124           123,677
   Retained earnings                                     195,830           185,080           168,026
   Treasury stock                                       (136,436)         (127,555)         (126,875)
                                                       ---------         ---------         ---------
   Total shareholders' equity                            190,386           183,932           165,109
                                                       ---------         ---------         ---------

     Total liabilities and shareholders' equity        $ 323,841         $ 313,411         $ 322,482
                                                       =========         =========         =========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

                                                                            Three Months Ended             Nine Months Ended
                                                                                October 31                    October 31
                                                                                ----------                    ----------
                                                                            2004           2003         2004           2003
                                                                            ----           ----         ----           ----
                                                                                 (In Thousands, Except Per Share Amounts)
NET SALES                                                                $ 93,606        $94,493      $267,564       $277,058
COSTS AND EXPENSES:
   Cost of merchandise sold                                                68,419         66,310       192,226        193,818
   Selling, general and administrative expenses                            25,789         25,478        74,024         76,075
                                                                           ------         ------        ------         ------
Total costs and expenses                                                   94,208         91,788       266,250        269,893
                                                                           ------         ------       -------        -------

Income (loss) from continuing operations before
   interest, other items, income taxes and
   discontinued operations                                                   (602)         2,705         1,314          7,165

INVESTMENT INCOME                                                               7             14           152             54
INTEREST EXPENSE                                                             (716)        (1,247)       (2,426)        (3,687)
LOSS ON EARLY TERMINATION OF DEBT                                               -              -          (614)             -
GAIN ON SALE OF REAL ESTATE                                                   121            393           121            779
INCOME FROM LIMITED PARTNERSHIPS                                            5,219          3,733        13,798          9,916
                                                                            -----          -----        ------          -----

Income from continuing operations before provision
   for income taxes and discontinued operations                             4,029          5,598        12,345         14,227

PROVISION FOR INCOME TAXES                                                    530          1,421         1,165          3,609
                                                                              ---          -----         -----          -----

Income from continuing operations                                           3,499          4,177        11,180         10,618

Loss from discontinued operations, net of tax                                (118)           (96)         (430)          (232)
                                                                            -----           ----         -----          -----

Net Income                                                                 $3,381         $4,081       $10,750        $10,386
                                                                           ======         ======       =======        =======

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                                                        10,897         10,819        11,092         10,820
                                                                           ======         ======        ======         ======

Basic income per share from continuing operations                           $0.32          $0.39         $1.01          $0.98
Basic loss per share from discontinued operations                           (0.01)         (0.01)        (0.04)         (0.02)
                                                                           ------         ------        ------         ------
BASIC NET INCOME PER SHARE                                                  $0.31          $0.38         $0.97          $0.96
                                                                            =====          =====         =====          =====

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                                      12,610         12,866        12,778         12,608
                                                                           ======         ======        ======         ======

Diluted income per share from continuing operations                         $0.28          $0.33         $0.87          $0.84
Diluted loss per share from discontinued operations                         (0.01)         (0.01)        (0.03)         (0.02)
                                                                           ------         ------        ------         ------
DILUTED NET INCOME PER SHARE                                                $0.27          $0.32         $0.84          $0.82
                                                                            =====          =====         =====          =====

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders' Equity
Unaudited
In Thousands

                                                     Common Shares
                                            Issued                 Treasury                                            Total
                                            ------                 --------            Paid-in      Retained       Shareholders'
                                      Shares        Amount    Shares      Amount       Capital      Earnings           Equity
                                      ------        ------    ------      ------       -------      --------           ------
Balance at January 31, 2004            28,308         $283     17,214     $127,555     $126,124     $ 185,080          $183,932

Net income                                  -            -          -            -            -        10,750            10,750

Treasury stock acquired                     -            -        761       10,032            -             -          (10,032)

Stock options exercised
  and related tax effects                 422            4       (155)      (1,151)       4,581             -             5,736
                                       ------         ----     ------     --------     --------      --------          --------

Balance at October 31, 2004            28,730         $287     17,820     $136,436     $130,705      $195,830          $190,386
                                       ======         ====     ======     ========     ========      ========          ========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

                                                                                          Nine Months Ended
                                                                                              October 31
                                                                                              ----------
                                                                                        2004             2003
                                                                                        ----             ----
                                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 10,750         $ 10,386
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization, net                                                   3,051            3,039
   Income from limited partnerships                                                   (13,798)          (9,916)
   Loss (gain) on disposal of fixed assets                                                246             (713)
   Deferred income                                                                     (1,106)          (1,360)
   Deferred income taxes                                                               (1,437)               -
Changes in assets and liabilities:
   Accounts receivable                                                                    356            1,862
   Merchandise inventory                                                              (35,460)         (13,292)
   Other current assets                                                                (1,416)            (138)
   Other long term assets                                                               2,865             (940)
   Accounts payable, trade                                                             16,514            7,273
   Other current liabilities                                                           (2,067)            (715)
                                                                                     --------         --------
NET CASH USED IN OPERATING ACTIVITIES                                                 (21,502)          (4,514)
                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (5,438)          (2,486)
   Proceeds from sale of partnership interest                                          15,048            7,995
   Proceeds from sale of real estate and fixed assets                                     194            2,693
   Restricted investments                                                                  (8)             (12)
                                                                                     --------         --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                               9,796            8,190
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                           15,169            5,451
   Payments of long-term debt                                                         (24,234)          (4,623)
   Stock options exercised and related tax effects                                      2,910            2,399
   Treasury stock issued                                                                1,151              635
   Treasury stock acquired                                                             (8,357)          (7,415)
                                                                                     --------         --------
NET CASH USED IN FINANCING ACTIVITIES                                                 (13,361)          (3,553)
                                                                                     --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (25,067)             123
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         29,026            1,380
                                                                                     --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  3,959         $  1,503
                                                                                     ========         ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                October 31, 2004

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

Note 2. Accounting Policies

         The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. The provision for income taxes could vary based upon full year synthetic fuel production levels, federal income tax law changes, and the price of certain fuel products adjusted for inflation and Internal Revenue Service audits.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.

                                                                         Three Months Ended             Nine Months Ended
                                                                            October 31                      October 31
                                                                            ----------                      ----------
Product Category                                                      2004              2003           2004            2003
----------------                                                      ----              ----           ----            ----
Televisions...............................................            57.2%             53.5%          52.2%           50.6%
Appliances................................................             19.5              20.3           21.6            21.6
Audio.....................................................              9.9              11.4           11.8            12.9
Video.....................................................              5.6               7.1            6.3             6.9
Other.....................................................              7.8               7.7            8.1             8.0
                                                                     ------            ------         ------          ------
                                                                     100.0%            100.0%         100.0%          100.0%
                                                                     ======            ======         ======          ======

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

         Cost of merchandise sold includes the cost of merchandise, markdowns and inventory shortage, receiving, warehousing and freight charges to deliver merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling, general and administrative expenses. As a result of this classification, the Company's gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling, general and administrative expense.

         The Company includes stores expenses (such as payroll and occupancy costs), advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

         Interest expense of $2,426,000 for the nine months ended October 31, 2004 is net of approximately $30,000 of interest capitalized. Interest expense of $3,687,000 for the nine months ended October 31, 2003 is net of approximately $65,000 of interest capitalized. Cash paid for interest for the nine months ended October 31, 2004 and 2003 was approximately $2,320,000 and $3,838,000, respectively.

         During the first nine months of fiscal 2004 the Company completed the early payoff of mortgages for 42 retail locations totaling approximately $21.6 million. The scheduled payment on these notes included approximately $0.5 million for the last three months of fiscal 2004, $6.2 million for fiscal 2005, $6.9 million for fiscal 2006, $1.6 million for fiscal 2007, $1.4 million for fiscal 2008 and $4.3 million thereafter. The Company incurred a charge of approximately $614,000, including cash payments of approximately $341,000, for the first nine months of fiscal 2004 related to this termination of debt.

         During the first nine months of fiscal 2004 the Company received 113,346 shares of common stock into treasury with a market value of approximately $1.7 million as payment for the exercise of options for 271,525 shares of common stock.

         The Company applies an effective tax rate to interim periods that is consistent with the Company's estimated annual tax rate. The tax credits generated from synthetic fuel operations reduce the Company's overall effective tax rate. The Company projects the effective tax rate for the year and records a provision in that quarter to reflect the projected tax rate. Estimates of the effective tax rate may change based upon synthetic fuel production and the Company's projected income.

         The Company paid income taxes of approximately $2,390,000 and $1,605,000 for the nine months ended October 31, 2004 and 2003, respectively.

Note 3. Revolving Line of Credit

         On September 14, 2004, the Company entered into an amended and restated loan agreement which provides for a $115,000,000 five year revolving credit facility through September 14, 2009. Amounts available for borrowing under the loan agreement are subject to a borrowing base equal to the sum of 85% of net appraised liquidation value of eligible inventory and 85% of eligible receivables. Borrowings accrue interest at prime minus 0.5% or LIBOR plus 1.75%. Borrowings are guaranteed by the Company and are presently secured by all of the Company's non real estate assets and the capital stock of the Company's subsidiaries. Aggregate commitments under the loan agreement may be increased by up to an additional $50,000,000.

         The loan agreement replaces the Company's prior $130,000,000 bank credit facility. The loan agreement does not contain any financial covenants. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.


Note 4. Stock Option Plans

         The Company has stock-based compensation plans under which stock options are granted to officers and key employees at the market price on the date of the grant.

         The following summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2004:

                Outstanding at January 31, 2004 ($3.61 to $16.04 per share).............................    6,391,069
                Issued ($12.18 to $12.45 per share).....................................................      369,050
                Exercised ($3.61 to $10.14 per share)...................................................    (576,336)
                Canceled or expired ($8.01 to $14.745 per share)........................................     (22,900)
                                                                                                            ---------
                Outstanding at October 31, 2004 ($3.61 to $16.04 per share).............................    6,160,883
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

 Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):


                                                                       Three Months Ended             Nine Months Ended
                                                                           October 31                    October 31
                                                                           ----------                    ----------
                                                                       2004           2003         2004                2003
                                                                       ----           ----         ----                ----
Net Income                                          As Reported       $3,381         $4,081      $10,750             $10,386
                                              Compensation Cost          821            664        2,361               2,086
                                                      Pro forma        2,560          3,417        8,389               8,300

Basic net income per share                          As Reported       $ 0.31         $ 0.38       $ 0.97              $ 0.96
                                              Compensation Cost          .08            .06          .21                 .19
                                                      Pro forma         0.23           0.32         0.76                0.77

Diluted net income per share                        As Reported       $ 0.27         $ 0.32       $ 0.84              $ 0.82
                                              Compensation Cost          .07            .05          .18                 .16
                                                      Pro forma         0.20           0.27         0.66                0.66


The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Note 5. Income Per Share from Continuing Operations

         The following table reconciles the basic and diluted net income per share from continuing operations computation for each period presented (in thousands, except per share amounts):

                                                          Three Months Ended                      Nine Months Ended
                                                           October 31, 2004                       October 31, 2004
                                                           ----------------                       ----------------
                                                                              Per                                     Per
                                                   Income       Shares       Share        Income        Shares        Shares
                                                   ------       ------       -----        ------        ------        ------
Basic income per share from continuing
operations                                         $3,499       10,897       $0.32        $11,180       11,092        $1.01
                                                                             =====                                    =====
Effect of stock options                                          1,713                                   1,686
                                                   ------       ------                    -------       ------
Diluted income per share from continuing
operations                                         $3,499       12,610       $0.28        $11,180       12,778        $0.87
                                                   ======       ======       =====        =======       ======        =====



                                                          Three Months Ended                      Nine Months Ended
                                                           October 31, 2003                       October 31, 2003
                                                           ----------------                       ----------------
                                                                               Per                                      Per
                                                    Income       Shares       Share        Income         Shares       Share
                                                    ------       ------       -----        ------         ------       -----
Basic income per share from continuing
operations                                          $4,177       10,819       $0.39        $10,618        10,820       $0.98
                                                                              =====                                    =====
Effect of stock options                                           2,047                                    1,788
                                                    ------       ------                    -------        ------
Diluted income per share from continuing
operations                                          $4,177       12,866       $0.33        $10,618        12,608       $0.84
                                                    ======       ======       =====        =======        ======       =====

         For the three months ended October 31, 2004 and 2003, a total of 333,536 shares and 337,136 shares, respectively, and for the nine months ended October 31, 2004 and 2003, a total of 333,536 and 667,136 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.

Note 6. Synthetic Fuel

         Net income for the third quarter and first nine months of fiscal 2004 includes approximately $5.2 million and $13.3 million, respectively, of pre-tax investment income from the sales of the Company's entire Partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., a synthetic fuel limited partnership. The Internal Revenue Service has completed an audit on the Colona partnership. The audit was finalized in February 2004 and a closing agreement was signed with the Internal Revenue Service that confirms that the Colona facility was placed in service before July 1, 1998, and that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the
Section 29 federal income tax credits. Beginning in fiscal 2002, certain quarterly payments from the sales were being held in escrow pending the results of the audit. All remaining funds were released from escrow upon the completion of the audit.

         Net income for the nine months ended October 31, 2004 also includes approximately $468,000 of pre-tax investment income from the sale of the Company's membership interest in the limited liability company that owns a synthetic fuel facility in Gillette, Wyoming. The Company received $2,750,000 at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to the Company if certain federal income tax issues are favorably resolved for the buyer with the Internal Revenue Service and/or the facility resumes commercial operations. If the issues are favorably resolved prior to January 1, 2005, or if thereafter the facility resumes commercial operations, the Company is eligible to receive an additional $3.5 million; in addition the Company is eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold.

           The Company remains a limited partner in Somerset SynFuel, L.P., from which we are receiving Section 29 federal income tax credits. In June 2004 the Internal Revenue Service concluded its examination of the partnership's Section 29 federal income tax credits for certain years reporting no change in the credits for those years. As a result, the effective tax rate was reduced for fiscal 2004 by a $1.4 million reduction in the valuation allowance related to alternative minimum tax carry forwards.

         A United States Senate Subcommittee has initiated an investigation into federal income tax credits involving synthetic fuel operations.

         Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2003 phase-out price started at $50.14 per barrel. The 2004 phase-out price has not been determined.

Note 7. Discontinued Operations

         During the second and third quarters of fiscal 2004 the Company closed six stores in which the Company vacated the market. Those stores and two stores that are not closed were classified as discontinued operations for all periods presented. Certain of the closed stores and certain other assets are classified as held for sale. The net assets of those stores at October 31, 2004 were approximately $2,569,000. The Company expects to sell the assets related to these stores within the next twelve months through normal real estate channels. No loss has been recognized as the estimated net realizable values exceed the carrying values of these assets.

         Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.

                                                                        Three Months Ended     Nine Months Ended
                                                                            October 31             October 31
                                                                            ----------             ----------
                                                                          2004       2003       2004        2003
                                                                          ----       ----       ----        ----
                                                                                      (In Thousands)
Net sales......................................................           $771      $2,064     $4,239      $6,346
Loss before benefit for income taxes ..........................            193         157        704         380
Benefit for income taxes.......................................             75          61        274         148
Net loss.......................................................           $118      $   96     $  430      $  232


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of October 31, 2004 we operated 238 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2004" means the period February 1, 2004 to January 31, 2005.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                     Three Months Ended            Nine Months Ended
                                                                         October 31                    October 31
                                                                         ----------                    ----------
                                                                     2004           2003           2004           2003
                                                                     ----           ----           ----           ----
Net sales ................................................          100.0%         100.0%         100.0%         100.0%
Cost of merchandise sold .................................           73.1           70.2           71.8           70.0
                                                                    -----          -----          -----          -----
   Gross profit ..........................................           26.9           29.8           28.2           30.0
Selling, general and administrative expenses .............           27.5           26.9           27.7           27.4
                                                                    -----          -----          -----          -----
   Income (loss) from continuing operations
   before interest, other items, income taxes and
   discontinued operations ...............................           (0.6)           2.9            0.5            2.6
Interest expense .........................................           (0.8)          (1.3)          (0.9)          (1.4)
Loss on early termination of debt ........................            -              -             (0.2)            -
Gain on sale of real estate ..............................            0.1            0.4            -              0.3
Income from limited partnerships .........................            5.6            3.9            5.2            3.6
                                                                    -----          -----          -----          -----
    Income from continuing operations before provision
    for income taxes and discontinued operations..........            4.3            5.9            4.6            5.1
Provision for income taxes ...............................            0.6            1.5            0.4            1.3
                                                                    -----          -----          -----          -----
Income from continuing operations ........................            3.7            4.4            4.2            3.8
Loss from discontinued operations, net of tax ............            0.1            0.1            0.2            0.1
                                                                    -----          -----          -----          -----
Net income ...............................................            3.6%           4.3%           4.0%           3.7%
                                                                    =====          =====          =====          =====

Comparison of Three and Nine Months Ended October 31, 2004 and 2003

         Net sales from continuing operations in the quarter ended October 31, 2004 were $93.6 million compared to $94.5 million in the prior year's third quarter, representing a decrease of $0.9 million or 1.0%. This decline was primarily caused by a reduction in stores since the end of the third quarter of fiscal 2003. There was a decrease of ten stores since the end of the third quarter of fiscal 2003, six of which are classified as discontinued operations. Comparable store sales increased by 1.4% for the third quarter of fiscal 2004. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

         Our strongest product category for the third quarter of fiscal 2004 was the television category which positively impacted comparable store sales by 4.7%. This increase is primarily due to higher demand for the LCD, DLP and plasma televisions. The "other" category also positively impacted comparable store sales by 0.5% primarily due to higher sales of the ready to assemble television furniture stands. The appliance category negatively impacted comparable store sales by 0.6% for the third quarter of fiscal 2004. The audio category negatively impacted comparable store sales by 1.5% and the video category negatively impacted comparable store sales by 1.8% for the third quarter of fiscal 2004.

         Net sales for the first nine months of fiscal 2004 were $267.6 million compared to $277.1 million for the first nine months of fiscal 2003 net of the impact of including eight stores as discontinued operations. This represents a decrease of $9.5 million or 3.4%. Comparable store sales declined by approximately 1.9% for the first nine months of fiscal 2004. There was a decrease of ten stores since the end of the third quarter of fiscal 2003, six of which were included as discontinued operations.

         Our strongest product category for the first nine months of fiscal 2004 was the television category which positively impacted comparable store sales by 0.6%. The "other" category also positively impacted comparable store sales by 0.3%. The audio category negatively impacted comparable store sales by 1.4%, the video category negatively impacted comparable store sales by 0.8% and the appliance category negatively impacted comparable store sales by 0.5%.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.

                                                                        Three Months Ended               Nine Months Ended
                                                                           October 31                       October 31
                                                                           ----------                       ----------
Product Category                                                      2004              2003           2004            2003
----------------                                                      ----              ----           ----            ----
Televisions...............................................            57.2%             53.5%          52.2%           50.6%
Appliances................................................             19.5              20.3           21.6            21.6
Audio.....................................................              9.9              11.4           11.8            12.9
Video.....................................................              5.6               7.1            6.3             6.9
Other.....................................................              7.8               7.7            8.1             8.0
                                                                     ------            ------         ------          ------
                                                                     100.0%            100.0%         100.0%          100.0%
                                                                     ======            ======         ======          ======

         As of October 31, 2004, we had 238 stores compared to 248 stores one year earlier. We did not open any stores and closed ten stores during the first nine months of fiscal 2004. We did not open any stores and closed four stores during the first nine months of fiscal 2003.

         Gross profit of $25.2 million (26.9% of net sales) from continuing operations in the third quarter of fiscal 2004 was approximately $3.0 million lower than the $28.2 million (29.8% of net sales) recorded from continuing operations in the third quarter of fiscal 2003. Gross profit from continuing operations for the first nine months of fiscal 2004 was $75.3 million (28.2% of net sales) compared to $83.2 million (30.0% of net sales) for the first nine months of fiscal 2003. Gross profit margin has been reduced primarily due to more aggressive promotional activity and recognizing a lower amount of extended service contract sales which generally have higher gross profit margin associated with it.

         Selling, general and administrative expenses from continuing operations for the third quarter of fiscal 2004 were $25.8 million (27.5% of net sales), an increase of $0.3 million or 1.2% from $25.5 million (26.9% of net sales) for the third quarter of fiscal 2003. The increase in expenditures was primarily a result of costs associated with hurricane damage to stores in the southeastern United

States and costs associated with abandoning leased locations. Selling, general and administrative expenses from continuing operations were $74.0 million (27.7% of net sales) for the first nine months of fiscal 2004 representing a reduction of $2.1 million or 2.7% from $76.1 million (27.4% of net sales) for the first nine months of fiscal 2003. The reduction in expenditures was primarily due to:
(i) lower salespeople commission costs due to lower gross profit margins which generally results in lower commission cost; and (ii) lower advertising expenditures primarily due to reduced television advertising.

         Interest expense from continuing operations was $716,000 (0.8% of net sales) for the third quarter of fiscal 2004 compared to $1.2 million (1.3% of net sales) for the third quarter of fiscal 2003. Interest expense from continuing operations was $2.4 million (0.9% of net sales) for the first nine months of fiscal 2004 compared to $3.7 million (1.4% of net sales) for the first nine months of fiscal 2003. Interest expense for the current year has been lowered due to lower average borrowings on the line of credit and the pay off of approximately $24.2 million in mortgage debt in the current year. We incurred a charge of approximately $614,000 in the current year related to the early termination of approximately $21.6 million of mortgage debt.

         There were two parcels of land attached to owned properties sold in the first nine months of fiscal 2004 for a gain of approximately $121,000. In the first nine months of fiscal 2003 we sold three properties for gains of approximately $779,000.

         Results for the third quarter and first nine months of fiscals 2004 and 2003 also reflect the impact of our equity investment in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P., and Somerset SynFuel, L.P., which produce synthetic fuels. We remain a limited partner in the Somerset limited partnership but have sold our ownership interest in the Colona limited partnership through a series of three sales. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. The Colona partnership had been under audit by the Internal Revenue Service. As a result, certain proceeds from the sales were held in escrow beginning in fiscal 2002 pending the results of the audit. The audit was finalized and a closing agreement was signed with the Internal Revenue Service in February 2004. All remaining proceeds were released from escrow and letters of credit were cancelled.

          Below is a table summarizing the income from the sales, net of certain expenses. The higher income for the current year generally reflects higher production levels compared to the previous year.

                                                                          Three Months Ended              Nine Months Ended
                                                                             October 31                       October 31
                                                                             ----------                       ----------
                                                                       2004               2003           2004            2003
                                                                       ----               ----           ----            ----
                                                                                             (In Thousands)
February 1, 1999 sale.......................................          $2,083             $1,489          $5,260         $3,955
July 31, 2000 sale..........................................           1,660              1,188           4,298          3,139
May 31, 2001 sale...........................................           1,476              1,056           3,772          2,822
                                                                      ------             ------         -------         ------
                                                                      $5,219             $3,733         $13,330         $9,916
                                                                      ======             ======         =======         ======

         Income from synfuel investment for the first nine months of fiscal 2004 also includes income of approximately $468,000 from our sale of our membership interest in the limited liability company that owns a synthetic fuel facility in Gillette, Wyoming. We also received a secured contingent payment note that could provide additional investment income for the Company if certain tax issues are favorably resolved for the buyer with the Internal Revenue Service and/or the facility resumes commercial operation. If the tax issues are favorably resolved with the Internal Revenue Service prior to January 1, 2005, or, if thereafter the facility resumes commercial operations, we are eligible to receive an additional $3.5 million; in addition, we are eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold.

         Our effective tax rate was 13.2% and 25.4% for the third quarter of fiscals 2004 and 2003, respectively, and 9.4% and 25.4% for the first nine months of fiscals 2004 and 2003, respectively, after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code. Our effective tax rate was reduced in fiscal 2004 as a result of a $1.4 million reduction in the valuation allowance related to alternative minimum tax credit carry forwards as a result of the conclusion in June 2004 of the Internal Revenue Service audit of the Somerset partnership for certain years. The audit resulted in no change in federal income tax credits under Section 29 taken for the period audited.

         During the third quarter and first nine months of fiscal 2004, we closed one and six stores, respectively, that were classified as discontinued operations. We also reported two stores that did not close as discontinued operations as we have executed contracts to sell the properties. As a result, we had a loss from discontinued operations, net of tax benefit, of $118,000 and $96,000 for the third quarter of fiscals 2004 and 2003, respectively, and $430,000 and $232,000 for the nine months ended October 31, 2004 and 2003, respectively.

         As a result of the foregoing, net income for the third quarter of fiscal 2004 was $3.4 million, a 17.2% decrease from $4.1 million for the third quarter of fiscal 2003. Net income for the first nine months of fiscal 2004 was $10.8 million, a 3.5% increase from $10.4 million for the first nine months of fiscal 2003.

Liquidity and Capital Resources

         Net cash used in operating activities was approximately $21.5 million for the first nine months of fiscal 2004, compared to $4.5 million for the first nine months of fiscal 2003. For the first nine months of fiscal 2004, cash was provided by net income of $10.8 million, adjusted for the impact of $13.8 million for gains on our installment sales of the limited partnership interest, non-cash items of $0.8 million, which consisted of deferred income, deferred taxes, loss on disposal of fixed assets and depreciation and amortization.
The primary use of cash was an increase in inventory of $35.5 million primarily due to seasonal fluctuations. The other use of cash was a decrease in other current liabilities of $2.1 million. Cash was provided by an increase in accounts payable of $16.5 million due to the increase in inventory and the timing of purchases and payments to vendors. Cash was also provided by a decrease in other long term assets of $2.9 million.

         At October 31, 2004, working capital was $81.5 million compared to $98.5 million at January 31, 2004. This decline is primarily caused by seasonal fluctuations as we build inventory levels for the fourth quarter. The ratio of current assets to current liabilities was 1.9 to 1 at October 31, 2004 and 2.6 to 1 at January 31, 2004.

         During the first nine months of fiscal 2004, we received proceeds of $15.0 million from installment sales of our ownership interest in the Colona synfuel limited partnership. We had capital expenditures of approximately $5.4 million during the first nine months of fiscal 2004, primarily related to the relocation of eight retail stores.

         Cash used in financing activities totaled approximately $13.4 million for the first nine months of fiscal 2004. Cash was provided by increased borrowings of approximately $15.2 million on the line of credit. We received proceeds of approximately $2.0 million from the exercise of stock options by employees and directors. We also recorded a tax benefit of approximately $2.1 million during the first nine months of fiscal 2004 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of $24.2 million was used for scheduled payments of mortgage debt and the early payoff of mortgage debt of approximately $21.6 million. Cash of approximately $8.4 million was also used to acquire 647,000 shares of our common stock. We currently have approximately 523,000 authorized shares remaining available for purchase under the stock buy-back program.

         On September 14, 2004, we entered into an amended and restated loan agreement which provides for a $115,000,000 five year revolving credit facility through September 14, 2009. Amounts available for borrowing under the loan agreement are subject to a borrowing base equal to the sum of 85% of net appraised liquidation value of eligible inventory and 85% of eligible receivables. Borrowings accrue interest at prime minus 0.5% or LIBOR plus 1.75%. Borrowings are guaranteed by the Company and are presently secured by all of our non real estate assets and the capital stock of our subsidiaries. Aggregate commitments under the loan agreement may be increased by up to an additional $50,000,000.

         The loan agreement replaces our prior $130,000,000 bank credit facility. The loan agreement does not contain any financial covenants. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.


Forward-Looking Statements

         This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. These risks and uncertainties include among other things: the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes, new regulatory restrictions or tax law changes relating to the Company's synthetic fuel investments, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interests in synthetic fuel investments, the uncertain amount of synthetic fuel production and tax credits received from time to time from the Company's synthetic fuel investments, and the potential for Section 29 tax credits to phase out based on the price of crude oil adjusted for inflation. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 001-09097).

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                                         Total Number of Shares       Maximum Number
                                                                                Purchased         of Shares that May Yet
                                     Total Number       Average Price      as Part of Publicly    Be Purchased Under the
                                      of Shares           Paid per           Announced Plans               Plans
Period                              Purchased (1)          Share             or Programs (2)          or Programs (2)
------                              -------------          -----             ---------------          ---------------
August 1-31, 2004                      103,235             $12.67               103,235                   596,845
September 1-30, 2004                    73,656             $13.88                29,300                   567,545
October 1-31, 2004                      44,500             $14.08                44,500                   523,045
                                        ------             ------                ------                   -------
Total                                  221,391             $13.35               177,035                   523,045
                                       =======             ======               =======                   =======

------------------------

(1) A total of 44,356 shares of common stock were purchased by the Company other than through a publicly announced plan or program. These shares were acquired on September 21, 2004 in payment of the exercise price of stock options exercised by Stuart A. Rose, Chairman, President and Chief Executive Officer of the Company. The purchase price was $13.91 per share.

(2) On February 27, 2004, the Company announced it had authorized the purchase of up to 1,000,000 shares of its common stock from time to time in private or market transactions at prevailing market prices. At October 31, 2004, a total of 523,045 shares remained available to purchase under this authorization.

Item 6. Exhibits.

         The following exhibits are filed with this report:

         10(a) Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonqualified Stock Option)

         10(b) Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonemployee Director Stock Option)

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


                                                     REX STORES CORPORATION
                                                     Registrant


                Signature                               Title                                         Date
                ---------                               -----                                         ----
             STUART A. ROSE                Chairman of the Board                                 December 9, 2004
             --------------                  (Chief Executive Officer)
            (Stuart A. Rose)

          DOUGLAS L. BRUGGEMAN              Vice President, Finance and Treasurer                December 9, 2004
          --------------------                (Chief Financial Officer)
         (Douglas L. Bruggeman)