Form 10-K
period 2005-01-31
REX STORES CORP
filed 2005-04-14
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2005         COMMISSION FILE NO. 001-09097

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

At the close of business on July 31, 2004 the aggregate market value of the registrant's outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,600,533 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $121,516,839.

There were 11,150,422 shares of the registrant's Common Stock outstanding as of April 13, 2005.

                       Documents Incorporated by Reference

Portions of REX Stores Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders on May 26, 2005 are incorporated by reference into Part

III of this Form 10-K.

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

                                     PART I

Item 1. Business

Overview

We are a leading specialty retailer in the consumer electronics/appliance industry, serving over 200 small to medium-sized towns and communities. Since 1980, when our first four stores were acquired, we have expanded into a national chain operating 234 stores in 37 states under the "REX" trade name. Our stores average approximately 11,300 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, video and audio equipment, camcorders and major household appliances.

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

Our strategy is to open stores in small to medium sized markets when market conditions merit. We will focus on markets with a newspaper circulation which can efficiently and cost-effectively utilize our print advertising materials and where we believe we can become a dominant retailer.

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

We either lease or purchase store sites depending upon opportunities available to us and relative costs. We did not open any stores in fiscal 2004 and currently have no new stores under development for fiscal 2005. During fiscal 2004, we relocated six leased stores. Five of these were relocated to owned locations and one to a new leased location. We are currently working on relocating two existing leased stores to new locations in the same markets. Both of these new locations will be owned rather than leased.

Store Economics. To open a new leased store, we anticipate per store capital expenditures of $100,000 to $250,000. This amount may increase to the extent we are responsible for the remodeling or renovation of the new leased site. To open a new company owned store, we anticipate expenditures of approximately $950,000 to $1,400,000, which includes the cost of the land purchased, building construction and fixtures. The purchase amount varies depending upon the size and location of the store. The purchase amount may be higher if we build or purchase a location larger than our needs and attempt to lease a portion of the store. Historically, we have normally obtained long-term mortgage financing of approximately 75% of the land and building cost of opening owned stores. Mortgage financing is generally obtained after a store is opened, either on a site by site or multiple store basis. The extent to which we seek mortgage financing for owned stores is dependent upon mortgage rates, terms, availability and needs.

The gross inventory requirements for new stores are estimated at $250,000 to $500,000 per store depending upon the season and store size.

Store Operations

Stores. We locate our stores in the general vicinity of major retail shopping districts and design our stores to generate their own traffic. Currently, 169 stores are located in free-standing buildings, with the balance situated in strip shopping centers and regional malls. Stores located in malls generally have exterior access and signage rights.

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

Our operations are divided into regional districts, containing from two to 11 stores whose managers report to a district manager. Our 39 district managers report to one of four regional vice presidents. The regional vice presidents report to the Vice President of Store Operations. Each store is staffed with a full-time manager and one or two assistant managers, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store's sales and gross margins. Sales personnel work on a commission basis.

We evaluate the performance of our stores on a continuous basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, will close any store which is not adequately contributing to our profitability. We closed 14, 4 and 10 stores during fiscal 2004, 2003 and 2002, respectively.

Store Locations. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2005:

State           Number of Stores          State           Number of Stores
-----           ----------------          -----           ----------------
Alabama                12                 Nebraska                2
Arkansas                1                 New Mexico              1
Colorado                3                 New York               19
Florida                25                 North Carolina          6
Georgia                 7                 North Dakota            3
Idaho                   5                 Ohio                   19
Illinois               10                 Oklahoma                5
Indiana                 2                 Pennsylvania           19
Iowa                    8                 South Carolina          9
Kansas                  2                 South Dakota            3
Kentucky                2                 Tennessee               9
Louisiana               5                 Texas                   9
Maryland                1                 Vermont                 1
Massachusetts           1                 Virginia                2
Michigan                7                 Washington              3
Minnesota               1                 West Virginia           6
Mississippi            12                 Wisconsin               4
Missouri                3                 Wyoming                 2
Montana                 5

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

We accept MasterCard, Visa and Discover. We estimate that, during fiscal 2004, approximately 40.9% of our total sales were made on these credit cards, and approximately 18.3% were made on revolving or installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We offer a REX private label credit card in all of our stores which makes up the bulk of the financing through banks or independent finance companies.

Merchandising

Products. We offer a broad selection of brand name consumer electronics and home appliance products at a range of price points. We emphasize depth of product selection within selected key product categories. We sell approximately 1,100 products produced by approximately 59 manufacturers. Our product categories include:

Televisions   Video               Audio             Appliances         Other
-----------   -----               -----             ----------         -----
TVs           VCRs                Stereo Systems    Air Conditioners   Extended Service
Big Screen    Camcorders          Receivers         Microwave Ovens       Contracts
   TVs        Digital Satellite   Compact Disc      Washers            Ready to Assemble
TV/VCR/          Systems             Players        Dryers                Furniture
   DVD        DVD Players         Tape Decks        Ranges             Recordable Tapes
   Combos     DVD Recorders       Speakers          Dishwashers        Telephones
Plasma/LCD    DVD/VCR             Car Stereos       Refrigerators      Audio/Video
   TVs           Combos           Portable Radios   Freezers              Accessories
                                  Turntables        Vacuum Cleaners    Radar Detectors
                                  Home Theater      Dehumidifiers      CB Radios
                                     Systems
                                  Satellite Radio

Among the leading brands sold by us during fiscal 2004, in alphabetical order, were Frigidaire, Hitachi, JVC, Panasonic, Philips Magnavox, RCA, Sharp, Sony, Toshiba and Whirlpool.

All our stores carry a broad range of televisions, video and audio products, microwave ovens and air conditioners. In addition, all but two stores carry major appliances.

The following table shows the approximate percent of net sales for each major product group for the last three fiscal years:

                       Fiscal Year
                   ------------------
Product Category   2004   2003   2002
----------------   ----   ----   ----
Televisions ....    55%    52%    48%
Appliances .....    19     19     19
Audio ..........    11     13     15
Video ..........     7      8     10
Other ..........     8      8      8
                   ---    ---    ---
                   100%   100%   100%
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

Purchasing. Our merchandise purchasing and opportunistic buying are performed predominantly by three members of management. Each individual has responsibility for a specific product category, and two share appliance buying responsibility. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 2004, 10 vendors accounted for approximately 83% of our purchases, with two vendors representing approximately 34% of our inventory purchases in 2004. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

e-Commerce

We sell selected televisions, audio and video products and small appliances on our retail store Web site at www.rexstores.com. We also use the site to support our retail sales by listing our advertisements and our store locations.

Distribution

Our stores are supplied by three regional distribution centers. The distribution centers consist of:

     o    a 470,000 square foot owned facility in Dayton, Ohio;

     o    a 180,000 square foot owned facility in Pensacola, Florida; and

     o    a 145,000 square foot owned facility in Cheyenne, Wyoming.

Periodically, we may lease overflow warehouse space as needed to accommodate seasonal inventory requirements and opportunistic purchases.

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

Facilities

We own 152 of our stores. The remaining 82 stores operate on leased premises, with the unexpired terms of the leases ranging from less than one year to 20 years, inclusive of options to renew. For fiscal 2004, the total net rent expense for our leased facilities was approximately $5,816,000.

To date, we have not experienced difficulty in securing leases or purchasing sites for suitable store locations. We continue to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, we have developed prototype formats for new store construction.

Employees

At January 31, 2005, we had 147 hourly and salaried employees and 878 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

Service Marks

We have registered our rights in our service mark "REX" with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service mark.

Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P. and Somerset Synfuel, L.P. which own facilities producing synthetic fuel. The partnerships earn federal income tax credits under Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We have sold our entire interest in the Colona Partnership (through a series of transactions) and expect to receive payments from the sales, on a quarterly basis, through 2007. We remain a limited partner in the Somerset Synfuel partnership. On September 5, 2002, we purchased an additional synthetic fuel facility in Gillette, Wyoming. We sold our membership interest in the entity that owned the Gillette facility on March 30, 2004 for $2,750,000 along with a secured contingent payment note that could provide additional investment income to us if the facility resumes commercial operation.

In 2003, the Internal Revenue Service (IRS) questioned the scientific validity of the testing procedures used to support synthetic fuel credits. The IRS has completed its review of these procedures and resumed issuing letter rulings based on its previous requirements. The IRS has completed an audit on the Colona partnership with no impact on related tax credits generated. The IRS has completed an audit of the Somerset partnership for calendar year 2001 as part of its normal audit program of the general partner. The audit resulted in no impact on related tax credits generated. In addition, a U.S. Senate subcommittee has initiated an investigation into income tax credits involving synthetic fuel operations. REX has been allocated income tax credits of approximately $41.1 million through fiscal 2004, including approximately $8.0 million for fiscal 2004. In addition, REX has recognized investment income of approximately $81.2 million from the sales of its partnership interest including $18.6 million for fiscal 2004.

Although we believe the retroactive disallowance of our synthetic fuel credits is unlikely, any such disallowance could result in a significant liability for income tax credits previously taken. REX's use of income tax credits and investment income in the future could be limited by any new IRS interpretations or regulations or by any new income tax legislation. Additionally, the price of oil could have a significant impact on future synthetic fuel production. This could significantly impact future earnings and tax credits from our synthetic fuel production and sales.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 12 to the Consolidated Financial Statements for further discussions.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                        Executive Officers of the Company

     Set forth below is certain information about each of our executive officers.

        Name           Age                         Position
        ----           ---                         --------
Stuart Rose.........    50   Chairman of the Board, President and Chief Executive
                             Officer*
Douglas Bruggeman...    44   Vice President-Finance, Chief Financial Officer and
                             Treasurer
Edward Kress........    55   Secretary*

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

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

                                                                  High      Low
                                                                 ------   ------
Fiscal Quarter ended
April 30, 2003                                                   $11.46   $ 9.84
July 31, 2003                                                     14.91    10.27
October 31, 2003                                                  16.10    12.71
January 31, 2004                                                  16.59    12.55


April 30, 2004                                                   $16.00   $12.10
July 31, 2004                                                     15.23    10.98
October 31, 2004                                                  15.59    12.20
January 31, 2005                                                  18.63    14.12

As of April 13, 2005, there were 172 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

Our revolving credit agreement places restrictions on the payment of dividends. We did not pay dividends in the current or prior years.

                      Issuer Purchases of Equity Securities

                                                        Total Number of       Maximum Number
                                                        Shares Purchased    of Shares that May
                       Total Number   Average Price   as Part of Publicly    Yet Be Purchased
                        of Shares        Paid per       Announced Plans       Under the Plans
Period                Purchased (1)       Share         or Programs (2)       or Programs (2)
------                -------------   -------------   -------------------   ------------------
November 1-30, 2004           --          $   --                 --               523,045
December 1-31, 2004       35,582          $17.34                 --               523,045
January 1-31, 2005       105,166          $14.50             70,000               453,045
                         -------          ------             ------               -------
Total                    140,748          $15.22             70,000               453,045
                         =======          ======             ======               =======

----------
(1) A total of 35,582 and 35,166 shares of common stock were purchased by the Company other than through a publicly announced plan or program. These shares were acquired on December 6, 2004 and January 10, 2005, respectively in payment of the exercise price of stock options exercised by Stuart A. Rose, Chairman, President and Chief Executive Officer of the Company, all pursuant to the Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted by the Company on June 4, 2001. The purchase price was $17.34 and $14.42 per share, respectively.

(2) On February 27, 2004, the Company announced it had authorized the purchase of up to 1,000,000 shares of its common stock from time to time in private or market transactions at prevailing market prices. At January 31, 2005, a total of 453,045 shares remained available to purchase under this authorization.

Item 6. Selected Financial Data

Five Year Financial Summary

                                                         January 31,
(In Thousands, Except Per Share     ----------------------------------------------------
   Amounts)                           2005       2004       2003       2002       2001
                                    --------   --------   --------   --------   --------
Net sales                           $391,300   $405,413   $415,770   $448,470   $456,818
Income from continuing operations   $ 27,886   $ 27,773   $ 23,068   $ 21,973   $ 18,127
Net income                          $ 27,549   $ 27,440   $ 22,932   $ 22,309   $ 18,736
Basic income per share from
   continuing operations            $   2.52   $   2.56   $   1.90   $   1.88   $   1.28
Diluted income per share from
   continuing operations            $   2.19   $   2.20   $   1.62   $   1.63   $   1.17
Basic net income per share          $   2.49   $   2.53   $   1.89   $   1.91   $   1.32
Diluted net income per share        $   2.17   $   2.17   $   1.61   $   1.65   $   1.21
Total assets                        $310,951   $313,411   $310,922   $307,329   $310,885
Long-term debt, net of current
   maturities                       $ 30,501   $ 53,548   $ 64,426   $ 77,203   $ 81,262

Quarterly Financial Data (Unaudited)

                                                    Quarters Ended
                                       (In Thousands, Except Per Share Amounts)
                                   ------------------------------------------------
                                   April 30,   July 31,   October 31,   January 31,
                                      2004       2004         2004          2005
                                   ---------   --------   -----------   -----------
Net sales (a)                       $85,755     $87,084     $93,026       $125,435
Cost of merchandise sold (a)         60,655      62,352      68,010         91,030
Net income                            4,085       3,284       3,381         16,799
Basic net income per share (b)      $  0.37     $  0.29     $  0.31       $   1.52
Diluted net income per share (b)    $  0.32     $  0.26     $  0.27       $   1.30

                                                    Quarters Ended
                                       (In Thousands, Except Per Share Amounts)
                                   ------------------------------------------------
                                   April 30,   July 31,   October 31,   January 31,
                                      2003       2003         2003          2004
                                   ---------   --------   -----------   -----------
Net sales (a)                       $92,579     $88,790     $93,874       $130,170
Cost of merchandise sold (a)         65,519      61,126      65,852         93,776
Net income                            3,138       3,167       4,081         17,054
Basic net income per share (c)      $  0.29     $  0.30     $  0.38       $   1.55
Diluted net income per share (c)    $  0.25     $  0.25     $  0.32       $   1.32

     a) Amounts differ from those previously reported as a result of certain stores being reclassified into discontinued operations. See Note 11 of the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

     b) The total of the quarterly net income per share amount is less than the annual net income per share amount primarily due to the impact of more shares outstanding and higher stock price resulting in greater dilution from stock options during the fourth quarter versus the full year and 60% of the net income occurring in the fourth quarter of fiscal 2004.

     c) The total of the quarterly net income per share amount is less than the annual net income per share amount primarily due to the impact of more shares outstanding and higher stock price resulting in greater dilution from stock options during the fourth quarter versus the full year and 62% of the net income occurring in the fourth quarter of fiscal 2003.

Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading specialty retailer in the consumer electronics/appliance industry. Since acquiring our first four stores in 1980, we have expanded into a national chain operating 234 stores in 37 states under the "REX" trade name. By offering a broad selection of brand name products at guaranteed lowest prices, we believe we have become a leading consumer electronics/appliance retailer in our markets.

Our comparable store sales declined 2.0%, 0.9%, and 5.1% for fiscal 2004, 2003 and 2002, respectively. We believe our comparable store sales have been adversely affected by the economy, price deflation in certain categories and the increasing competitive environment. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

Extended Service Contracts

Our extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.3% of net sales for fiscal 2004, 3.5% of net sales for fiscal 2003 and 3.6% of net sales for fiscal 2002. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $9.4 million, $10.5 million and $11.1 million in fiscal 2004, 2003 and 2002, respectively.

Investment in Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships which owned four facilities producing synthetic fuel. The partnerships earn federal income tax credits under Section 29 of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the reference price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2004 phase-out started at $51.34 per barrel and based upon information published by the Internal Revenue Service, we do not believe there will be a phase out of
Section 29 credits generated in fiscal 2004. See Notes 2, 10 and 12 of the Notes to the Consolidated Financial Statements for further discussion.

We initially held a 30% interest in Colona Synfuel Limited Partnership, L.L.L.P. (Colona) and an 18.75% interest in Somerset Synfuel, L.P. (Somerset). We sold our ownership in the Colona partnership as described below.

Effective February 1, 1999, we sold 13% of our interest in the Colona partnership, reducing our ownership percentage from 30% to 17%. We expect to receive cash payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations. The maximum amount of cash that can be received varies by year. The maximum that could be received for calendar 2004, 2003 and 2002 was approximately $8.1 million, $7.7 million and $7.4 million, respectively. The maximum that can be received for calendar 2005 is approximately $8.6 million. We reported income of approximately $7.2 million, $6.4 million and $5.9 million for fiscal 2004, 2003 and 2002, respectively.

Effective July 31, 2000, we sold an additional portion of our interest in the Colona partnership, reducing our ownership percentage from 17% to 8%. We expect to receive payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. Quarterly payments from this sale were held in escrow beginning in fiscal 2002 pending the results of an Internal Revenue Service (IRS) audit of the partnership. We reported income of approximately $5.8 million for fiscal 2004; none of which was held in escrow. We reported income of approximately $5.0 million for fiscal 2003, all of which was put into escrow. We reported income of approximately $4.7 million for fiscal 2002; we received approximately $1.4 million of these proceeds with the remaining $3.3 million held in escrow. During fiscal 2003, we took $6.5 million from escrow and delivered a letter of credit for the same amount. The letter of credit guaranteed our own performance. In February 2004, the audit was finalized and we received our remaining money from escrow and the letter of credit was cancelled.

Effective May 31, 2001, we sold our remaining 8% ownership in the Colona partnership. We expect to receive payments from the sale on a quarterly basis through 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations. Quarterly payments from this sale were held in escrow beginning in fiscal 2002 pending the results of an Internal Revenue Service (IRS) audit of the partnership. We reported income of approximately $5.1 million for fiscal 2004; none of which was held in escrow. We reported income of approximately $4.6 million for fiscal 2003; all of which was put into escrow. We reported income of approximately $4.1 million for fiscal 2002; we received approximately $1.1 million of the proceeds with the remaining $3.0 million held in escrow. During fiscal 2003, we received $6.9 million from escrow and delivered a letter of credit for the same amount. The letter of credit guaranteed our own performance. In February 2004, the audit was finalized and we received the balance of our money from escrow and the letter of credit was cancelled.

We remain a limited partner in the Somerset partnership. Net income for fiscal 2002 reflects pre-tax income, net of litigation expenses, of approximately $400,000 from the settlement of a previously filed lawsuit relating to our participation in this partnership. As part of the settlement, which was effected without the admission of liability by any party, we entered into an Amended and Restated Agreement of Limited Partnership which facilitates increased participation in future production of synthetic fuel. This partnership is operational and producing synthetic fuel. The IRS has completed an audit of the Somerset partnership in 2004 for calendar year 2001 as part of its normal audit program of the general partner. The audit resulted in no impact on related tax credits generated.

Tax credits generated from the Somerset partnership were applied to reduce tax expense in the amounts of approximately $8.0 million, $7.3 million and $3.1 million in fiscal 2004, 2003 and 2002, respectively.

On September 5, 2002, we purchased a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29 of the Internal Revenue Code. We obtained a Private Letter Ruling from the Internal Revenue Service, which allowed for the disassembly, and reconstruction, of the facility. On March 30, 2004, we sold our membership interest in the limited liability company that owned the Gillette facility to an outside party. We received $2,750,000 at the time of sale, resulting in pre-tax income of approximately $468,000 along with a secured contingent payment note that could provide additional investment income to us if the facility resumes commercial operation. If the facility resumes commercial operation, we are eligible to receive $3.5 million and an additional $1.50 per ton of "qualified production" fuel produced by the facility and sold.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                          Fiscal Year Ended January 31,
                                                          -----------------------------
                                                               2005    2004    2003
                                                              -----   -----   -----
Net sales                                                     100.0%  100.0%  100.0%
Cost of merchandise sold                                       72.1    70.6    70.3
                                                              -----   -----   -----

      Gross profit                                             27.9    29.4    29.7
Selling, general and administrative expenses                   26.4    26.0    24.8
                                                              -----   -----   -----

      Operating income                                          1.5     3.4     4.9
Investment income                                                --      --     0.1
Interest expense                                               (0.8)   (1.2)   (1.3)
Loss on early termination of debt                              (0.2)     --      --
Gain on sale of real estate                                     0.1     0.3      --
Income from limited partnerships                                4.8     4.0     3.6
                                                              -----   -----   -----
   Income from continuing operations before income
      taxes and discontinued operations                         5.4     6.5     7.3

(Benefit) Provision for income taxes                           (1.7)   (0.4)    1.8
                                                              -----   -----   -----

Income from continuing operations                               7.1     6.9     5.5
                                                              -----   -----   -----

Loss from discontinued operations, net of tax                  (0.1)   (0.1)     --
Gain on disposal of discontinued operations, net of tax          --      --      --
                                                              -----   -----   -----

Net income                                                      7.0%    6.8%    5.5%
                                                              =====   =====   =====

Comparison of Fiscal Years Ended January 31, 2005 and 2004

Net Sales - Net sales in fiscal 2004 were $391.3 million, a 3.5% decrease from $405.4 million in fiscal 2003. This decrease was due to a decline in comparable store sales of 2.0% for fiscal 2004 and a reduction in store count. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts. We closed 14 stores (ten of which were classified as discontinued operations) during fiscal 2004 and 4 stores during fiscal 2003. We did not open any new stores in fiscals 2004 and 2003. We had 234 stores open at January 31, 2005 compared to 248 stores at January 31, 2004.

The television category was our strongest product category for fiscal 2004. It positively impacted comparable store sales by 2.0% primarily due to increased sales of LCD, DLP, plasma and other high definition ready televisions. The "other" category also positively impacted comparable store sales by 0.2%, primarily due to higher sales of ready to assemble furniture stands. The audio and video categories negatively impacted comparable store sales by 2.2% and 1.8%, respectively. Both the audio and video categories have been impacted by lower price points of their respective products and these products becoming more of a commodity item with very high levels of competition. The appliance category contributed 0.2% to the decline in comparable store sales primarily due to lower air conditioner sales. Air conditioner sales were impacted by lower demand primarily due to cooler temperatures in certain markets as compared to the prior year and lower average selling prices.

The following table reflects the approximate percent of net sales for each product group for the periods presented.

                       Fiscal Year
                   ------------------
Product Category   2004   2003   2002
----------------   ----   ----   ----
Televisions.....    55%    52%    48%
Appliances .....    19     19     19
Audio...........    11     13     15
Video...........     7      8     10
Other...........     8      8      8
                   ---    ---    ---
                   100%   100%   100%
                   ===    ===    ===

Gross Profit - Gross profit was $109.3 million in fiscal 2004, or 27.9% of net sales, versus $119.1 million for fiscal 2003 or 29.4% of net sales. The primary factors impacting the gross profit margin have been an increased promotional activity and recognizing a reduced amount of extended service contracts sales, which generally have higher gross profit margin, associated with them. Demand for extended service contracts has declined, which is partially due to lower prices on many products we sell.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for 2004 were $103.4 million, or 26.4% of net sales, a 2.0% decrease from $105.6 million, or 26.0% of net sales, for fiscal 2003. The decrease in expenditures was primarily due to lower commission cost to the sales staff due to lower sales, lower newspaper advertising costs as we had fewer markets to serve after our store closings, and a reduction in television advertising.

Operating Income - Operating income was $5.8 million, or 1.5% of net sales, for fiscal 2004, a 57.2% decrease from $13.6 million, or 3.4% of net sales for fiscal 2003. A majority of the decline in operating income results from lower sales and lower gross profit margin.

Investment Income - Investment income increased to $178,000 in fiscal 2004 from $77,000 in fiscal 2003 primarily as a result of more excess cash available for investment in fiscal 2004.

Interest Expense - Interest expense decreased to $3.1 million, or 0.8% of net sales, for fiscal 2004 from $4.8 million, or 1.2% of net sales, for fiscal 2003. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding.

Loss on Early Termination of Debt - During fiscal 2004, we completed the early payoff of mortgages for 43 retail locations totaling approximately $21.6 million. The company incurred a charge of approximately $679,000 related to this termination of debt. In fiscal 2003, we completed the early payoff of mortgages totaling approximately $4.8 million, incurring a charge of approximately $18,000.

Gain on Sale of Real Estate - During fiscal 2004, we sold three parcels of land attached to owned properties for a gain of $246,000. In fiscal 2003, we sold four retail store locations for a gain of $1.2 million. This included two stores we closed during fiscal 2003 and two stores we had closed in prior years that were being leased to outside companies.

Income from Limited Partnerships - Results for fiscals 2004 and 2003 reflect the impact of our equity investment in two limited partnerships (Colona Synfuel Limited Partnership L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset)), which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in the Colona partnership, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. Below is a table summarizing the income from the sales, net of certain expenses.

                        Year Ended January 31,
                        ----------------------
                            2005      2004
                          -------   -------
                            (In Thousands)
February 1, 1999 sale     $ 7,181   $ 6,409
July 31, 2000 sale          5,831     5,041
May 31, 2001 sale           5,134     4,561
                          -------   -------

Total                     $18,146   $16,011
                          =======   =======

In addition, for fiscal 2004, we recognized pre-tax income of approximately $469,000 from our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2,750,000 at the time of sale along with a secured contingent payment note that could provide additional investment income to us if the facility resumes commercial operation.

Income Taxes - Our effective tax rate was (32.5)% and (6.6)% for fiscals 2004 and 2003, respectively, after reflecting our share of federal tax credits earned by the Somerset limited partnership. Our effective tax rate was reduced for fiscal 2004 as a result of $8.0 million in tax credits generated by Somerset and a $6.6 million net reduction in our valuation allowance on the alternative minimum tax carryforwards due to the favorable resolution of the IRS audits of the Somerset limited partnership and of the Company. Our effective tax rate was reduced for fiscal 2003 as a result of a $4.2 million increase in tax credits generated by the Somerset partnership and a $3.6 million net reduction in our valuation allowance on the alternative minimum tax carryforwards due to the then current status of the IRS audits of the Colona and Somerset limited partnerships.

Income from Continuing Operations - As a result of the foregoing, income from continuing operations was $27.9 million for fiscal 2004 versus $27.8 million for fiscal 2003.

Discontinued Operations - During fiscal 2004, we closed ten stores that were classified as discontinued operations. As a result, we had a loss from discontinued operations, net of tax benefit, of $549,000 in fiscal 2004 compared to $333,000 in fiscal 2003. We sold one of these store locations and as a result had a gain from disposal of discontinued operations, net of a tax provision, of $212,000 in fiscal 2004 compared to $0 in fiscal 2003.

Net Income - As a result of the foregoing, net income was $27.5 million for fiscal 2004 versus $27.4 million for fiscal 2003.

Comparison of Fiscal Years Ended January 31, 2004 and 2003

Net Sales--Net sales in fiscal 2003 were $405.4 million, a 2.5% decrease from $415.7 million in fiscal 2002. This decrease was primarily due to a decline in comparable store sales of 0.9% for fiscal 2003. Sales also declined due to closing 4 stores during fiscal 2003 with no store openings. We did not open any new stores in fiscals 2003 and 2002. We had 248 stores open at January 31, 2004 compared to 252 stores at January 31, 2003.

All product categories, except television sales, contributed to the negative comparable store sales for fiscal 2003. The television category positively impacted comparable store sales by 3.6% primarily due to strong sales in high definition ready large screen televisions offsetting declining sales of analog projection and smaller screen televisions. The video category negatively impacted comparable store sales by 1.6% primarily due to lower sales of camcorders and video cassette recorders (VCR's). The audio category contributed 1.5% to the decline in comparable store sales. The appliance category contributed 0.7% to the decline in comparable store sales primarily due to lower air conditioner sales. Air conditioner sales were impacted by lower demand primarily due to cooler temperatures in certain markets as compared to the prior year and lower average selling price. The other category contributed 0.7% to the decline in comparable store sales.

Gross Profit--Gross profit was $119.1 million in fiscal 2003, or 29.4% of net sales, versus $123.6 million for fiscal 2002 or 29.7% of net sales. The primary factors impacting the gross profit margin have been an increased promotional activity and recognizing a reduced amount of extended service contracts sales, which generally have higher gross profit margin, associated with them. Demand for extended service contracts has declined, which is partially due to lower prices on many products we sell.

Selling, General and Administrative Expenses--Selling, general and administrative expenses for 2003 were $105.6 million, or 26.0% of net sales, a 2.4% increase from $103.1 million, or 24.8% of net sales, for fiscal 2002. The increase in expenditures was primarily due to increased sales commission costs of approximately $1.1 million to the sales staff, increased delivery charges of approximately $500,000 due to selling more deliverable items and an increase in other administrative cost of approximately $700,000.

Operating Income--Income from operations was $13.6 million, or 3.4% of net sales, for fiscal 2003, a 33.6% decrease from $20.5 million, or 4.9% of net sales for fiscal 2002. The decline was primarily caused by the reduction in net sales.

Investment Income--Investment income decreased to $77,000 in fiscal 2003 from $393,000 in fiscal 2002 primarily as a result of more excess cash available for investment in the first half of fiscal 2002.

Interest Expense--Interest expense decreased to $4.8 million, or 1.2% of net sales, for fiscal 2003 from $5.3 million, or 1.3% of net sales, for fiscal 2002. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding and restructuring a large portion of the remaining debt to lower floating interest rates.

Loss on Early Termination of Debt - During fiscal 2003, we completed the early payoff of mortgages totaling approximately $4.8 million. The company incurred a charge of approximately $18,000 related to this termination of debt. In fiscal 2002, we completed the early payoff of mortgages totaling approximately $7.0 million, incurring a charge of approximately $248,000.

Income from Limited Partnerships--Results for fiscals 2003 and 2002 also reflect the impact of our equity investment in two limited partnerships (Colona Synfuel Limited Partnership L.L.L.P. and Somerset Synfuel, L.P.) which produce synthetic fuels. Effective February 1, 1999, we entered into an agreement to sell a portion of our investment in the Colona partnership, which resulted in the reduction in our ownership interest from 30% to 17%. Effective July 31, 2000, we sold an additional portion of our ownership interest in that partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership interest. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold. Below is a table summarizing the income from the sales, net of certain expenses.

                                                          Year Ended January 31,
                                                          ----------------------
                                                              (In Thousands)
                                                               2004      2003
                                                             -------   -------
February 1, 1999 sale                                        $ 6,409   $ 5,939
July 31, 2000 sale                                             5,041     4,655
May 31, 2001 sale                                              4,561     4,118
                                                             -------   -------
Total                                                        $16,011   $14,712
                                                             =======   =======

Net income for fiscal 2002 also reflects pre-tax income, net of litigation expenses, of approximately $0.4 million from the settlement of a previously filed lawsuit relating to our participation as a limited partner in the Somerset limited partnership.

Income Taxes--Our effective tax rate was approximately (6.6)% and 24.2% for fiscals 2003 and 2002, respectively. Our effective tax rate was reduced for fiscal 2003 as a result of a $4.2 million increase in tax credits generated by the Somerset partnership and a $3.6 million net reduction in our valuation allowance on the alternative minimum tax carryforwards due to the then current status of the IRS audits of the limited partnerships.

Income from Continuing Operations - As a result of the foregoing, income from continuing operations was $27.8 million for fiscal 2003 versus $23.1 million for fiscal 2002.

Discontinued Operations -We have classified ten stores as discontinued operations. As a result, we had a loss from discontinued operations, net of tax benefit, of $333,000 in fiscal 2003 compared to $136,000 in fiscal 2002. We had no gain from disposal of discontinued operations in fiscal 2003 or fiscal 2002.

Net Income--As a result of the foregoing, net income was $27.4 million for fiscal 2003 versus $22.9 million for fiscal 2002.

Liquidity and Capital Resources

Our primary sources of financing have been income from operations and our investment in synthetic fuel limited partnerships, supplemented by mortgages on owned properties. We also use borrowings under our revolving line of credit to fund our seasonal working capital needs.

Outlook - We consider our inventory balance of $124.2 million at January 31, 2005 to be a normal balance for that time of the year. Our inventory levels are subject to seasonal fluctuations, with January 31 traditionally a time of lower inventory levels. Our cash levels will tend to fluctuate with our inventory levels.

Operating Activities - Net cash used in operating activities was $8.2 million for fiscal 2004 compared to net cash provided by operating activities of $34.8 million in fiscal 2003. For fiscal 2004, operating cash flow was provided by net income of $27.5 million adjusted for the impact of a $18.6 million gain on sales of partnership interest and non-cash items of $11.5 million, which consist of deferred income, the deferred income tax provision and depreciation and amortization. Cash was provided by the decrease in other assets of $2.9 million. The largest use of cash was an increase in inventory of $7.4 million. Inventory levels at January 31, 2004 were lower due to a short supply on certain televisions. Cash was also used by an increase in accounts receivable of $0.7 million and a decrease in other current liabilities of $0.6 million.

For fiscal 2003, operating cash flow was provided by net income of $27.4 million adjusted for the impact of a $16.0 million gain on sales of partnership interest and non-cash items of $5.5 million, which consist of deferred income, the deferred income tax provision and depreciation and amortization. The primary sources of cash were the decrease in inventory of $25.3 million and an increase in accounts payable of $5.3 million. Inventory levels were reduced largely due to tight supply on certain televisions and lower demand in our stores for the lower end television products. Accounts payable had increased primarily due to timing of purchases and terms with manufacturers. Cash was used by an increase in other assets of $0.7 million and a decrease in other current liabilities of $0.8 million.

Investing Activities - Net cash was provided by investing activities of $21.4 million for fiscal 2004. Cash of $20.0 million was provided by proceeds from the sale of our partnership interest in synthetic fuel and $1.3 million from the sale of real estate and buildings. Cash of $7.0 million was also provided from the sale of our investment in an auction rate security. Capital expenditures in fiscal 2004 totaled $6.9 million. Expenditures included approximately $4.4 million towards the relocation of six stores during fiscal 2004, approximately $1.5 million towards two stores being relocated in fiscal 2005 and approximately $1.0 million for improvements at existing locations.

Net cash was provided by investing activities of $12.1 million for fiscal 2003. Cash of $19.5 million was provided by proceeds from the sale of our partnership interest in synthetic fuel and $3.6 million from the sale of real estate from closed stores. Capital expenditures in fiscal 2003 totaled $4.0 million. Expenditures included approximately $2.3 million with respect to the completion of an addition to the Dayton, Ohio distribution center, approximately $0.5 million for improvements at existing facilities and approximately $1.2 million in land purchases toward the relocation of three store sites for fiscal 2004. Cash of $7.0 million was also used to purchase an investment in an auction rate security.

Financing Activities - Cash used in financing activities was $28.3 million for fiscal 2004. During fiscal 2004, we acquired 717,435 shares of our common stock in open market transactions for approximately $9.4 million. During fiscal 2003, we acquired 559,670 shares of our common stock in open market transactions for approximately $6.1 million. At January 31, 2005, we had authorization from the Board of Directors to purchase 453,045 shares of our common stock. All acquired shares will be held in treasury for possible future use.

At January 31, 2005, we had approximately $33.4 million of mortgage debt outstanding at a weighted average interest rate of 6.3%, with maturities from March 18, 2005 to September 30, 2016. During fiscal 2004, we paid off $25.4 million of long-term mortgage debt from scheduled repayments and the early extinguishment of debt for 43 retail locations.

We received proceeds of approximately $3.5 million and $1.9 million for fiscal 2004 and 2003, respectively, from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $3.0 million and $1.6 million for fiscals 2004 and 2003, respectively, which was reflected as an increase in additional paid-in capital.

On September 14, 2004, we entered into an Amended and Restated Loan Agreement (the "Loan Agreement") with five banks. The Loan Agreement provides for a $115,000,000 five-year revolving credit facility, with a $50,000,000 sub-limit for letters of credit, through September 14, 2009. Amounts available for borrowing are based upon the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement accrue interest at prime minus .50% or LIBOR plus 1.75%. Borrowings are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. Aggregate commitments under the loan agreement may be increased by up to an additional $50,000,000. This loan agreement replaces our prior $130,000,000 bank credit facility. The loan agreement does not contain any financial covenants. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

We had no borrowings outstanding on the line of credit at January 31, 2005 or January 31, 2004. A total of approximately $72.9 million was available at January 31, 2005, net of one letter of credit outstanding of $0.9 million. Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2004 were approximately $22.2 million. The weighted average interest rate was 4.2% (7.8% including commitment fees) for fiscal 2004.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future cash payments. These agreements include those related to purchasing inventory, mortgaging and leasing retail space. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2005.

                                            Payment due by period
                              -------------------------------------------------
                                          Less
                                         than 1     1-3       3-5     More than
Contractual Obligations        Total      Year     Years     Years     5 Years
---------------------------   -------   -------   -------   -------   ---------
Operating lease obligations   $14,689   $ 5,574   $ 6,213   $ 2,781    $   121
Long-term debt obligations     33,398     2,897     7,950     8,785     13,766
Inventory purchase orders      15,973    15,973        --        --         --
Interest on fixed rate debt     5,445       933     1,629     1,271      1,612
                              -------   -------   -------   -------    -------
Total                         $69,505   $25,377   $15,792   $12,837    $15,499
                              =======   =======   =======   =======    =======

Seasonality and Quarterly Fluctuations

Our business is seasonal. As is the case with many other retailers, our net sales and net income are greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 32.1% of net sales for fiscals 2004 and 2003. The fourth fiscal quarter accounted for 80.0% and 47.5% of operating income in fiscal 2004 and 2003, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

Impact of Inflation

The impact of inflation has not been material to our results of operations for the past three fiscal years.

Critical Accounting Policies

We believe the application of the following accounting policies, which are important to our financial position and results of operations, require significant assumptions, judgments and estimates on the part of management. We base our assumptions, judgments and estimates on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented in accordance with generally accepted accounting principles (GAAP). However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Further, if different assumptions, judgments and estimates had been used, the results could have been different and such differences could be material. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Consolidated Financial Statements. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.


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

Recoverability of Long-Lived Assets - Given the nature of our business, each income producing property must be evaluated separately when events and circumstances indicate that the value of that asset may not be recoverable. We recognize an impairment loss when the estimated future undiscounted cash flows expected to result from the use of the asset and its value upon disposal are less than its carrying amount. Changes in the real estate market for particular locations could result in changes to our estimates of the property's value upon disposal.

Costs Associated with Exit Activities-We occasionally vacate stores prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for the difference between our future lease payments and related costs (real estate taxes, maintenance, etc.) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. If actual results related to sublease income, vacancy periods and the payment of settlements and repairs differ from our estimates, we may be exposed to gains and or losses that could be material.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123(R), Share-Based Payment. Among other items, the standard requires the Company to recognize compensation cost for all share-based payments, including stock options, in our consolidated statements of income.
Note 1 of the Notes to Consolidated Financial Statements, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation. The new standard is effective for the first period that begins after June 15, 2005, and allows two different methods of transition. We expect to implement the new standard during the third quarter of fiscal 2005, which begins August 1, 2005. We have not determined the impact of the adoption of FASB Statement No. 123(R) on the Company's results of operations.

In December 2004, FASB issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be "so abnormal" as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. FASB Statement No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." The provisions of this standard shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company was in compliance with this standard for the periods ended January 31, 2005, 2004 and 2003; therefore, there will be no impact on the Company's financial position or results of operations by adopting this standard.

There were other new accounting standards issued during fiscal 2004 that did not have a material impact on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2005, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

The revolving credit agreement is with five banks through September 14, 2009, with interest at prime minus .50% or LIBOR plus 1.75% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are based upon the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. At January 31, 2005, a total of approximately $72.9 million was available for borrowings under the revolving credit agreement, net of letters of credit outstanding of $0.9 million. We had no outstanding borrowings under the revolving credit agreement at January 31, 2005.

Approximately $13.0 million of the mortgage debt consists of fixed rate debt. The interest rates range from 3.7% to 8.5%. The remaining $20.4 million of mortgage debt is variable rate mortgage debt. In general, the rate on the variable rate debt ranges from prime to prime plus 0.625%. If the prime interest rate increased 1%, we estimate our annual interest cost would increase approximately $0.2 million for the variable rate mortgage debt. Principal and interest are payable monthly over terms which generally range from 5 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The fair value of our long-term fixed rate mortgage debt at January 31, 2005 was approximately $13.9 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities.

Item 8. Financial Statements and Supplementary Data

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2005 AND 2004
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                             2005        2004
                                                          ---------   ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $   4,671   $  19,780
   Accounts receivable--net of allowance for doubtful
      accounts of $157 and $235 in 2005 and 2004,
      respectively                                            5,460       4,806
   Synthetic fuel receivable                                  1,675       3,098
   Investments available for sale                                --       7,000
   Merchandise inventory                                    124,188     116,755
   Prepaid expenses and other                                 1,230       1,481
   Future income tax benefits                                10,929       8,703
                                                          ---------   ---------
      Total current assets                                  148,153     161,623
PROPERTY AND EQUIPMENT--Net                                 129,723     131,409
ASSETS HELD FOR SALE                                          1,986          --
OTHER ASSETS                                                    841       3,477
FUTURE INCOME TAX BENEFITS                                   27,978      14,645
RESTRICTED INVESTMENTS                                        2,270       2,257
                                                          ---------   ---------
TOTAL ASSETS                                              $ 310,951   $ 313,411
                                                          =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                      $   2,897   $   5,258
   Accounts payable--trade                                   32,842      32,745
   Accrued income taxes                                       1,567         806
   Current portion of deferred income and deferred gain
      on sale and leaseback                                  10,432      10,544
   Accrued payroll and related items                          6,303       6,602
   Other current liabilities                                  6,152       7,214
                                                          ---------   ---------
      Total current liabilities                              60,193      63,169
                                                          ---------   ---------
LONG-TERM LIABILITIES:
   Long-term mortgage debt                                   30,501      53,548
   Deferred income                                           11,703      12,762
                                                          ---------   ---------
      Total long-term liabilities                            42,204      66,310
                                                          ---------   ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, 45,000 shares authorized, 29,038 and
      28,308 shares issued at par                               290         283
   Paid-in capital                                          133,474     126,124
   Retained earnings                                        212,629     185,080
   Treasury stock, 17,865 and 17,214 shares                (137,839)   (127,555)
                                                          ---------   ---------
      Total shareholders' equity                            208,554     183,932
                                                          ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 310,951   $ 313,411
                                                          =========   =========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003
(Amounts in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                            2005       2004       2003
                                                          --------   --------   --------
NET SALES                                                 $391,300   $405,413   $415,770
COST OF MERCHANDISE SOLD                                   282,047    286,273    292,175
                                                          --------   --------   --------
GROSS PROFIT                                               109,253    119,140    123,595
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               103,437    105,564    103,137
                                                          --------   --------   --------
OPERATING INCOME                                             5,816     13,576     20,458
INVESTMENT INCOME                                              178         77        393
INTEREST EXPENSE                                            (3,130)    (4,751)    (5,250)
LOSS ON EARLY TERMINATION OF DEBT                             (679)       (18)      (248)
GAIN ON SALE OF REAL ESTATE                                    246      1,153         --
INCOME FROM LIMITED PARTNERSHIPS                            18,615     16,011     15,080
                                                          --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       21,046     26,048     30,433
(BENEFIT) PROVISION FOR INCOME TAXES                        (6,840)    (1,725)     7,365
                                                          --------   --------   --------
INCOME FROM CONTINUING OPERATIONS                           27,886     27,773     23,068
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                 (549)      (333)      (136)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX        212         --         --
                                                          --------   --------   --------
NET INCOME                                                $ 27,549   $ 27,440   $ 22,932
                                                          ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC                  11,081     10,863     12,142
                                                          ========   ========   ========
BASIC INCOME PER SHARE FROM CONTINUING OPERATIONS         $   2.52   $   2.56   $   1.90
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS            (0.05)     (0.03)     (0.01)
BASIC GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS             0.02       0.00       0.00
                                                          --------   --------   --------
BASIC NET INCOME PER SHARE                                $   2.49   $   2.53   $   1.89
                                                          ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING--DILUTED                12,714     12,648     14,192
                                                          ========   ========   ========
DILUTED INCOME PER SHARE FROM CONTINUING OPERATIONS       $   2.19   $   2.20   $   1.62
DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS          (0.04)     (0.03)     (0.01)
DILUTED GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS           0.02       0.00       0.00
                                                          --------   --------   --------
DILUTED NET INCOME PER SHARE                              $   2.17   $   2.17   $   1.61
                                                          ========   ========   ========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2005, 2004 AND 2003
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                                             2005       2004       2003
                                                                           --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 27,549   $ 27,440   $ 22,932
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization--net                                   4,158      3,994      4,325
         Impairment charges                                                     875         --         --
         Income from limited partnerships                                   (18,615)   (16,011)   (15,080)
         (Gain) loss on disposal of fixed assets                                (60)    (1,077)       290
         Deferred income                                                       (871)    (1,498)    (1,863)
         Deferred income tax                                                (15,559)    (6,928)     3,514
         Changes in assets and liabilities:
            Accounts receivable                                                (654)      (219)    (3,467)
            Merchandise inventory                                            (7,433)    25,308    (41,046)
            Other current assets                                                251         65      1,002
            Other long term assets                                            2,636       (800)    (2,677)
            Accounts payable--trade                                              97      5,328     (5,202)
            Other current liabilities                                          (600)      (797)    (1,129)
                                                                           --------   --------   --------
               Net cash (used in) provided by operating activities           (8,226)    34,805    (38,401)
                                                                           --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (6,919)    (4,043)    (2,404)
   Proceeds from sale of partnership interest                                20,038     19,532     10,006
   Proceeds from sale of real estate and fixed assets                         1,346      3,636      2,131
   Purchase of investments                                                       --     (7,000)        --
   Sale of investments                                                        7,000         --         --
   Restricted investments                                                       (13)       (16)       (19)
                                                                           --------   --------   --------
               Net cash provided by investing activities                     21,452     12,109      9,714
                                                                           --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in note payable                                           --    (13,451)    13,385
   Payments of long-term debt                                               (25,408)   (11,277)   (12,132)
   Stock options exercised and related tax effects                            4,557      2,694      2,553
   Treasury stock issued                                                      1,890        754        377
   Treasury stock acquired                                                   (9,374)    (6,060)   (14,731)
                                                                           --------   --------   --------
               Net cash used in financing activities                        (28,335)   (27,340)   (10,548)
                                                                           --------   --------   --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (15,109)    19,574    (39,235)

CASH AND CASH EQUIVALENTS--Beginning of year                                 19,780        206     39,441
                                                                           --------   --------   --------

CASH AND CASH EQUIVALENTS--End of year                                     $  4,671   $ 19,780   $    206
                                                                           ========   ========   ========

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003
(Amounts in thousands)
--------------------------------------------------------------------------------

                                           Common Shares
                                -----------------------------------
                                     Issued            Treasury                                 Total
                                ---------------   -----------------    Paid-In   Retained   Shareholders'
                                Shares   Amount   Shares    Amount     Capital   Earnings       Equity
                                ------   ------   ------   --------   --------   --------   -------------
BALANCE--January 31, 2002       27,358    $274    15,113   $103,710   $116,701   $134,708     $147,973

   Net income                                                                      22,932       22,932
   Treasury stock acquired                         1,549     16,762                            (16,762)
   Stock options exercised
      and related tax effects      388       3       (55)      (377)     4,581                   4,961
                                ------    ----    ------   --------   --------   --------     --------
BALANCE--January 31, 2003       27,746     277    16,607    120,095    121,282    157,640      159,104

   Net income                                                                      27,440       27,440
   Treasury stock acquired                           711      8,214                             (8,214)
   Stock options exercised
      and related tax effects      562       6      (104)      (754)     4,842                   5,602
                                ------    ----    ------   --------   --------   --------     --------
BALANCE--January 31, 2004       28,308     283    17,214    127,555    126,124    185,080      183,932

   Net income                                                                      27,549       27,549
   Treasury stock acquired                           902     12,174                            (12,174)
   Stock options exercised
      and related tax effects      730       7      (251)    (1,890)     7,350                   9,247
                                ------    ----    ------   --------   --------   --------     --------

BALANCE--January 31, 2005       29,038    $290    17,865   $137,839   $133,474   $212,629     $208,554
                                ======    ====    ======   ========   ========   ========     ========

See notes to consolidated financial statements

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates 234 retail consumer electronics and appliance stores under the REX name in 37 states. The Company operates in one segment.

     Reclassifications - Investments in auction rate securities have been reclassified from cash to investments for all years presented. See Note 3 for a further discussion of the reclassification of cash and investments the Company made. Additionally, certain items have been reclassified from prior years' presentation to conform to the current year presentation.

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

     Merchandise Inventory - Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out ("FIFO") basis, including certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. ("K&C"), is valued at the lower of cost or market using the last-in, first-out ("LIFO") method. Following the lower of cost or market principle, the K&C inventory value using the LIFO method ($37,972,000 and $34,679,000 at January 31, 2005 and 2004, respectively) is equivalent to the FIFO value in all years presented. Ten suppliers accounted for approximately 83% of the Company's purchases in fiscal 2004. Eleven suppliers accounted for approximately 89% of the Company's purchases in fiscal 2003. Two vendors represented approximately 34% and 29% of our inventory purchases in fiscals 2004 and 2003, respectively.

     Property and Equipment - Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over the initial lease term and one renewal term when exercise of the renewal term is reasonably assured.

     The components of property and equipment at January 31, 2005 and 2004 are as follows (amounts in thousands):

                                                              2005       2004
                                                            --------   --------
     Land                                                   $ 38,598   $ 38,519
     Buildings and improvements                              102,210    101,448
     Fixtures and equipment                                   17,979     18,567
     Leasehold improvements                                    8,886      9,797
     Construction in progress                                  1,073         --
                                                            --------   --------

                                                             168,746    168,331
     Less: accumulated depreciation                          (39,023)   (36,922)
                                                            --------   --------

                                                            $129,723   $131,409
                                                            ========   ========

     In accordance with FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge included in selling, general and administrative expenses in the accompanying consolidated statements of income of $875,000 in the fiscal year ended January 31, 2005. There were no material impairment losses incurred in the fiscal years ended January 31, 2004, and 2003.

     Restricted Investments - Restricted investments, which are principally marketable debt securities, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2005 and 2004 are required by two states to cover possible future claims under product service contracts.

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

     The Company recognizes amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the income statement. Amounts classified as selling, general and administrative expense was $3,603,000, $3,743,000 and $3,222,000 in fiscal 2004, 2003 and 2002, respectively.

     Merchandise sold under interest-free financing arrangements is recorded as a sale when the customer receives the merchandise. In general, the Company receives payment within 3 to 10 business days from the third-party lender. The amount the Company receives from the third-party lender is generally discounted for the interest free financing option, which is recorded as a marketing expense in selling, general and administrative expense. The net expense for third party financing was approximately

     $1,638,000, $1,068,000, and $915,000 for the years ended January 31, 2005,
     2004 and 2003, respectively.

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

     Vendor Allowances and Advertising Costs - Vendors often fund, up front, certain advertising costs, display allowances and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold. Advertising costs are expensed as incurred. Advertising expense was approximately $28,299,000, $30,437,000 and $30,894,000 for the years ended
     January 31, 2005, 2004 and 2003, respectively and was not offset by vendor allowances.

     Interest Cost - Interest expense of $3,130,000, $4,751,000 and $5,250,000 for the years ended January 31, 2005, 2004 and 2003, respectively, is net of approximately $37,000, $79,000 and $5,000 of interest capitalized related to store or warehouse construction. Cash paid for interest in fiscals 2004, 2003 and 2002 was approximately $3,392,000, $4,767,000 and
     $5,199,000, respectively; such amounts include $394,000, $0 and $107,000 of prepayment penalties recorded as loss on early termination of debt for fiscal 2004, 2003 and 2002, respectively.

     Loss on Early Termination of Debt - Unamortized deferred financing costs and associated prepayment penalties related to the early payoff of loans are charged to loss on early termination of debt.

     Deferred Financing Costs - Direct expense and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan.

     Store Opening and Closing Costs - Store opening costs are expensed as incurred. Store opening costs incurred in the fiscal years ended January 31, 2005, 2004 and 2003 were not material. The costs associated with closing stores are accrued when the decision is made to close a location. Store closing costs incurred in the fiscal years ended January 31, 2005, 2004 and 2003 were not material.

     Stock Compensation - The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion ("APB Opinion") No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized.

     Had compensation cost for these plans been determined at fair value consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, 2005, 2004 and 2003 (amounts in thousands, except per-share amounts):

                                                                    2005      2004      2003
                                                                  -------   -------   -------
     Net income                                     As reported   $27,549   $27,440   $22,932
                                  Compensation Cost, net of tax     3,370     2,901     3,621
                                                                  -------   -------   -------
                                                      Pro forma    24,179    24,539    19,311

     Basic net income per share                     As reported   $  2.49   $  2.53   $  1.89
                                  Compensation Cost, net of tax      0.31      0.27      0.30
                                                                  -------   -------   -------
                                                      Pro forma      2.18      2.26      1.59

     Diluted net income per share                   As reported   $  2.17   $  2.17   $  1.61
                                  Compensation Cost, net of tax      0.27      0.23      0.25
                                                                  -------   -------   -------
                                                      Pro forma      1.90      1.94      1.36

     The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended January 31, 2005, 2004 and 2003, respectively: risk-free interest rate of 4.7%, 4.3% and 5.2%, expected volatility of 65.4%, 65.9% and 65.4% and a weighted average stock option life of nine years for all years. In accordance with the provisions of FASB Statement No. 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

     See New Accounting Pronouncements section of Note 1 for a discussion of FASB Statement No. 123(R), which was issued by the Financial Accounting Standards Board in December 2004.

     Extended Service Contracts - Extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.3% of net sales for fiscal 2004, 3.5% of net sales for fiscal 2003 and 3.6% of net sales for fiscal 2002. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $9.4 million, $10.5 million and $11.1 million in fiscal 2004, 2003 and 2002, respectively.

     Income Taxes - The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Discontinued Operations - The Company classifies closed or sold stores in discontinued operations when the operations and cash flows of the store have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store after disposal. In making this determination, the Company considers, among other factors, geographic proximity and customer crossover to other area stores, continuing lease obligations and other contractual obligations.

     New Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123(R), Share-Based Payment. Among other items, the standard requires the Company to recognize compensation cost for all share-based payments, including stock options, in our consolidated statements of income. Note 1 of the Notes to Consolidated Financial Statements contains pro forma disclosures regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation. The new standard is effective for the first period that begins after June 15, 2005, and allows two different methods of transition. We expect to implement the new standard during the third quarter of fiscal 2005, which begins August 1, 2005. The Company has not determined the impact of the adoption of FASB Statement No. 123(R) on its results of operations.

     In December 2004, FASB issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be "so abnormal" as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. FASB Statement No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." The provisions of this standard shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company was in compliance with this standard for the periods ended January 31, 2005, 2004 and 2003; therefore, there will be no impact on the Company's financial position or results of operations by adopting this standard.

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     During fiscal 1998, the Company invested in two limited partnerships that produce synthetic fuels. The limited partnerships earned Federal income tax credits under Section 29 of the Internal Revenue Code based upon the quantity and content of synthetic fuel production and sales. Under current law, credits under Section 29 are available for qualified fuels sold before January 1, 2008 (see Note 12). The Company accounts for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $8,000,000, $7,300,000 and $3,100,000 in fiscal 2004, 2003 and 2002, respectively (see Note 10).

     Effective February 1, 1999, the Company sold a 13% interest in Colona Synfuel Limited Partnership, L.L.L.P (Colona) reducing its initial 30% ownership interest to 17%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations, as specified in the sale agreement. The maximum amount that could be received for calendar years 2004, 2003 and 2002 was approximately $8,100,000, $7,700,000 and $7,400,000, respectively. The
     Company earned and reported as income approximately $7,200,000, $6,400,000 and $5,900,000 for fiscal years 2004, 2003 and 2002, respectively. The maximum that can be received for calendar 2005 is approximately $8,600,000.

     Effective July 31, 2000, the Company sold an additional portion of its interest in the Colona partnership, reducing its ownership percentage from 17% to 8%. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits attributable to the 9% interest sold with no annual limitations. Quarterly payments from this sale were held in escrow beginning in fiscal 2002 pending the results of an Internal Revenue Service (IRS) audit of the partnership. The amount earned and reported as income was approximately $5.8 million for fiscal 2004; none of which was held in escrow. The amount earned and reported as income was approximately $5.0 million for fiscal 2003, all of which was put into escrow. The amount earned and reported as income was approximately $4.7 million for fiscal 2002; the Company received approximately $1.4 million of these proceeds with the remaining $3.3 million held in escrow. During fiscal 2003, we took $6.5 million from escrow and delivered a letter of credit for the same amount. The letter of credit guaranteed our own performance. In February 2004, the audit was finalized and we received our remaining money from escrow and the letter of credit was cancelled.

     Effective May 31, 2001, the Company sold its remaining 8% ownership in the Colona partnership. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold, subject to annual limitations or 74.25% of the federal income tax credits attributable to the 8% interest sold with no annual limitations. Quarterly payments from this sale were being held in escrow beginning in fiscal 2002 pending the results of the IRS audit. The amount earned and reported as income was approximately $5.1 million for fiscal 2004; none of which was held in escrow. The amount earned and reported as income was approximately $4.6 million for fiscal 2003, all of which was put into escrow. The amount earned and reported as income was approximately $4.1 million for fiscal 2002; the Company received approximately $1.1 million of the proceeds with the remaining $3.0 million held in escrow. During fiscal 2003, we received $6.9 million from escrow and delivered a letter of credit for the same amount. The letters of credit guaranteed our own performance. In February 2004, the audit was finalized and we received our remaining money from escrow and the letters of credit were cancelled.

     The Company remains a limited partner in Somerset Synfuel, L.P. This partnership is operational and producing synthetic fuel. Net income for fiscal 2002 reflects pre-tax income, net of litigation expenses, of approximately $400,000 from the settlement of a previously filed lawsuit relating to our participation in this partnership. As part of the settlement, which was effected without the admission of liability by any party, we entered into an Amended and Restated Agreement of Limited Partnership which facilitates increased participation in future production of synthetic fuel.

     The IRS has completed an audit on the Colona partnership. The audit was finalized in February 2004 and a closing agreement was signed with the IRS with no impact on tax credits generated. In June 2004, the IRS concluded its examination of the Somerset partnership's Section 29 federal income tax credits for calendar year 2001 reporting no changes in the credits. In January 2005, the IRS concluded its examination of the Company's federal tax return for the year ended January 31, 2002 with no changes in taxable income for that year.

     Income for fiscal 2004 also includes approximately $468,000 of pre-tax investment income from the sale of the Company's membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2,750,000 at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to the Company. If the facility resumes commercial operations, the Company is eligible to receive an additional $3.5 million. In addition, the Company is eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold.

3.   INVESTMENTS AVAILABLE FOR SALE

     The Company had short-term investments of $0 and $7 million at January 31, 2005 and 2004, respectively. The short-term investments consisted of auction rate securities in corporate debt obligations representing funds available for current operations. The corporate debt obligation underlying the auction rate security matures on June 10, 2029. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classified the short-term investments as available-for-sale. These securities were carried at estimated fair market value, which approximated cost. As such, there was no aggregate unrealized gains or losses related to these investments that were reflected as a part of other comprehensive income within shareholders equity at January 31, 2005 and 2004.

     For all periods presented, the investments in auction rate securities have been reclassified from cash and cash equivalents to investments available for sale on the consolidated balance sheet. The reclassification was effected because the securities had stated maturities beyond three months. The amount of auction rate securities was $7 million at January 31, 2004. There were no auction rate securities at January 31, 2005. The auction rate securities reclassification resulted in an increase of purchases of investments and a decrease in cash provided by investing activities of $7 million in the fiscal year 2003 Consolidated Statement of Cash Flows. The auction rate securities reclassification resulted in an increase in the sale of investments and an increase in cash provided by investing activities of $7 million in the fiscal year 2004 Consolidated Statement of Cash Flows.

4.   NET INCOME PER SHARE FROM CONTINUING OPERATIONS

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

     The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for the years ended January 31, 2005, 2004, and 2003 (amounts in thousands, except per-share amounts):

                                                                           2005
                                                               ----------------------------
                                                                Income   Shares   Per Share
                                                               -------   ------   ---------
     Basic net income per share from continuing operations     $27,886   11,081     $2.52
     Effect of stock options                                              1,633
                                                               -------   ------
     Diluted net income per share from continuing operations   $27,886   12,714     $2.19
                                                               =======   ======     =====

                                                                           2004
                                                               ----------------------------
                                                                Income   Shares   Per Share
                                                               -------   ------   ---------
     Basic net income per share from continuing operations     $27,773   10,863     $2.56
     Effect of stock options                                              1,785
                                                               -------   ------
     Diluted net income per share from continuing operations   $27,773   12,648     $2.20
                                                               =======   ======     =====

                                                                           2003
                                                               ----------------------------
                                                                Income   Shares   Per Share
                                                               -------   ------   ---------
     Basic net income per share from continuing operations     $23,068   12,142     $1.90
     Effect of stock options                                              2,050
                                                               -------   ------
     Diluted net income per share from continuing operations   $23,068   14,192     $1.62
                                                               =======   ======     =====

     For the years ended January 31, 2005, 2004 and 2003, a total of 325,136, 666,336 and 346,937 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for those periods.

5.   COMMON STOCK

     During the years ended January 31, 2005, 2004, and 2003, the Company purchased 901,529, 711,153 and 1,549,000 shares of its common stock for $12,174,000, $8,214,000 and $16,762,000, respectively. Included in these amounts are shares the Company received totaling 184,094, 151,483 and 121,230 for the years ended January 31, 2005, 2004 and 2003, respectively, as tenders of the exercise price of stock options exercised by the Company's Chief Executive Officer, all pursuant to the Stock-for-Stock and Cashless Option Exercise Rules and Procedures adopted by the Company on June 4, 2001. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $2,799,000, $2,154,000 and $2,031,000 for the years ended January 31, 2005, 2004 and 2003, respectively. At January 31, 2005, the Company was authorized by its Board of Directors to purchase, in open market transactions, an additional 453,045 shares of its common stock.

6.   REVOLVING LINE OF CREDIT

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

     The loan agreement replaces the Company's prior $130,000,000 bank credit facility. The loan agreement does not contain any financial covenants. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. The Company was in compliance with all covenants as of January 31, 2005.

     There were no borrowings outstanding on the line of credit at January 31, 2005 or January 31, 2004. A total of approximately $72.9 million was available at January 31, 2005, net of letters of credit outstanding of $943,000 at that time. We currently have only one letter of credit outstanding for $943,000.

     Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2004 were approximately $22.2 million. The weighted average interest rate was 4.2% (7.8% including commitment fees) for fiscal 2004.

7.   LONG-TERM MORTGAGE DEBT

     Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. During fiscal 2004 and 2003, the Company switched certain of its fixed rate debt to variable rate debt. Interest rates ranged from 3.7% to 8.5% in fiscal 2004 and 2.975% to 8.5% in fiscal 2003. Principal and interest are payable monthly over terms that generally range from 5 to 15 years. Substantially all of the notes payable require balloon payments at the end of the scheduled term. The following provides information on rates segregated as fixed or variable and by term for fiscal 2004 and fiscal 2003:

                                   Fiscal 2004

                                                 Balance
     Interest Rates         Maturity         (in thousands)
     --------------   --------------------   --------------
                            Variable
      4.47% - 6.00%   Within five years          $ 6,161
      4.59% - 6.00%   Five to ten years            9,179
      5.50% - 6.00%   Ten to fifteen years         5,094
                                                 -------
                      Total variable             $20,434
                                                 =======
                              Fixed
      7%              Within five years          $     3
      3.70% - 8.50%   Five to ten years            3,482
      6.49% - 8.40%   Ten to fifteen years         9,479
                                                 -------
                      Total fixed                $12,964
                                                 =======

                                   Fiscal 2003

                                                 Balance
     Interest Rates         Maturity         (in thousands)
     --------------   --------------------   --------------
                            Variable
      2.98% - 6.00%   Within five years          $17,119
      4.00% - 5.00%   Five to ten years            5,755
      4.00% - 4.50%   Ten to fifteen years        11,650
                                                 -------
                      Total variable             $34,524
                                                 =======
                              Fixed
      6.49% - 8.00%   Within five years          $ 2,890
      3.70% - 8.50%   Five to ten years            5,928
      6.49% - 8.40%   Ten to fifteen years        15,464
                                                 -------
                      Total fixed                $24,282
                                                 =======

     Maturities of long-term debt are as follows (amounts in thousands):

     Year Ending
      January 31
     -----------
      2006         $ 2,897
      2007           3,053
      2008           4,897
      2009           3,843
      2010           4,942
      Thereafter    13,766
                   -------
                   $33,398
                   =======

     In fiscal 2004, the Company paid off approximately $22.0 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost and prepayment penalty of approximately $679,000 as loss on early termination of debt.

     In fiscal 2003, the Company paid off approximately $4.8 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost of approximately $18,000 as loss on early termination of debt.

     In fiscal 2002, the Company paid off approximately $7.0 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost and prepayment penalty of approximately $248,000 as loss on early termination of debt.

     The fair value of the Company's long-term debt at January 31, 2005 and 2004 was approximately $34.3 million and $60.7 million, respectively. At January 31, 2005, the Company had approximately $13.0 million of fixed rate mortgage debt and approximately $20.4 million of variable rate mortgage debt.

8.   EMPLOYEE BENEFITS

     Stock Option Plans - The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the Omnibus Plans). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of incentive stock options (1995 Plan only), non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company's common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2005, 108,011 and 1,962,803 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

     On October 14, 1998, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $4.42, which represented the market price on the date of grant. These options are fully vested as of December 31, 2003. All of these options remained outstanding at January 31, 2005.

     On April 17, 2001, the Company's Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These options vest over a three-year period with the first one-third vesting as of December 31, 2003, the second one-third vesting as of December 31, 2004 and the third one-third vesting as of December 31, 2005. All of these options remained outstanding at January 31, 2005.

The following summarizes stock option activity for the years ended January 31, 2005, 2004 and 2003 (amounts in thousands, except per-share amounts):

                                             2005                 2004                 2003
                                      ------------------   ------------------   ------------------
                                                Weighted             Weighted             Weighted
                                                 Average              Average              Average
                                       Shares   Exercise    Shares   Exercise   Shares    Exercise
                                      (000's)     Price    (000's)     Price    (000's)     Price
                                      -------   --------   -------   --------   -------   --------
     Outstanding--Beginning of year    6,391     $ 7.24     6,736     $ 6.83     6,882     $ 6.40
     Granted                             369      12.42       363      12.92       354      14.84
     Exercised                          (981)      6.37      (667)      6.06      (443)      6.34
     Canceled or expired                 (28)     12.36       (41)      9.84       (57)      8.68
                                      ------     ------    ------     ------    ------     ------
     Outstanding--End of year          5,751     $ 7.70     6,391     $ 7.24     6,736     $ 6.83
                                      ======     ======    ======     ======    ======     ======
     Exercisable--End of year          4,183     $ 6.52     4,238     $ 5.94     3,958     $ 5.42
                                      ======     ======    ======     ======    ======     ======
     Weighted average fair value of
        options granted               $ 9.51               $ 9.50               $11.06
                                      ======               ======               ======

Price ranges and other information for stock options outstanding as of January 31, 2005 were as follows (amounts in thousands, except per share amounts):

                                       Outstanding                Exercisable
                             ------------------------------   ------------------
                                       Weighted    Weighted             Weighted
          Range of                      Average    Average               Average
          Exercise            Shares   Exercise   Remaining    Shares   Exercise
           Prices            (000's)     Price       Life     (000's)     Price
           ------            -------   --------   ---------   -------   --------
     $3.61 to $5.42           2,272     $ 4.58       3.48      2,272    $ 4.58
     $5.56 to $8.34           2,068       7.86       5.78      1,410      7.79
     $9.51 to $14.265         1,086      11.77       7.67        371     10.62
     $14.745 to $16.04          325      14.84       7.25        130     14.84
                              -----     ------       ----      -----    ------
                              5,751     $ 7.70       5.31      4,183    $ 6.52
                              =====     ======       ====      =====    ======

     Profit Sharing Plan - The Company has a qualified, noncontributory profit sharing plan (the "Plan") covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $30,000, $29,000 and $36,000 for the years ended January 31, 2005, 2004 and 2003, respectively, under the Plan.

9.   LEASES AND COMMITMENTS

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

     On August 30, 1989, the Company completed a transaction for the sale and leaseback of the corporate office, distribution center and certain stores under an initial 15-year lease term. This transaction resulted in a pre-tax financial statement gain of $15,600,000, which was deferred and amortized as a reduction to lease expense over the initial term of the leases, which ended August 31, 2004.

     During the year ended January 31, 2002, the Company repurchased the building, which contains the corporate office, distribution center and retail store in Dayton, Ohio for approximately $6.0 million. For financial statement purposes, the purchase of this facility resulted in approximately $600,000 of the deferred gain associated with the sale/leaseback being recorded as a reduction in the carrying value of the property.

     The following is a summary of rent expense under operating leases (amounts in thousands):

     Years Ended                 Minimum       Gain       Lease and Sublease
     January 31                  Rentals   Amortization         Income          Total
     ----------                  -------   ------------   ------------------   ------
     2005                         $7,206      $(300)           $(1,090)        $5,816
     2004                          8,182       (645)            (1,219)         6,318
     2003                          8,353       (597)            (1,357)         6,399

     The Company is secondarily liable under certain lease arrangements when there is a sublessee. These arrangements arise out of the normal course of business when the Company decides to close stores prior to lease expiration or on owned locations. As of January 31,2005, future minimum annual rentals on all leased locations and lease and sublease income are as follows (amounts in thousands):

                                                                            Lease and
     Years Ended                                                  Minimum    Sublease
     January 31                                                   Rentals     Income
     ----------                                                   -------   ---------
     2006                                                         $ 5,574     $  877
     2007                                                           3,972        781
     2008                                                           2,241        642
     2009                                                           1,765        548
     2010                                                           1,016        421
     Thereafter                                                       121        801
                                                                  -------     ------
                                                                  $14,689     $4,070
                                                                  =======     ======

10.  INCOME TAXES

     The provision for income taxes for the years ended January 31, 2005, 2004 and 2003 consists of the following (amounts in thousands):

                                                       2005       2004     2003
                                                     --------   -------   ------
     Federal:                                        $  8,230   $ 4,744   $3,244
        Current                                       (15,239)   (6,948)   2,719
                                                     --------   -------   ------
        Deferred                                       (7,009)   (2,204)   5,963
                                                     --------   -------   ------

     State and Local:
        Current                                           488       459      607
        Deferred                                         (319)       20      795
                                                     --------   -------   ------
                                                          169       479    1,402
                                                     --------   -------   ------
                                                     $ (6,840)  $(1,725)  $7,365
                                                     ========   =======   ======

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2005 and 2004 (amounts in thousands):

                                                                2005      2004
                                                              -------   -------
     Assets:
        Deferral of service contract income                   $ 8,155   $ 8,857
        Accrued liabilities                                     2,509     2,191
        Inventory accounting                                    4,722     3,835
        Income from limited partnerships                        3,534      (856)
        AMT credit carryforward                                19,022    15,458
        Valuation allowance                                      (352)   (6,651)
        Other items                                             1,317       514
                                                              -------   -------
     Total net future income tax benefits                     $38,907   $23,348
                                                              =======   =======

     For the fiscal years ended January 31, 2005 and 2004, the Company was subject to the alternative minimum tax ("AMT") rules due to the Section 29 tax credits generated from the limited partnerships (see Note 2). The Company's AMT liability was approximately $4,875,000 and $3,582,000 for the years ended January 31, 2005 and 2004, respectively. The AMT liability in excess of the regular tax liability results in an AMT credit carryforward, which can be used to offset future regular income tax liabilities subject to certain limitations. Therefore, for financial statement purposes, the required AMT payment has been recorded as an AMT credit carryforward. The AMT credit carryforwards have no expiration date.

     The Company has a state net operating loss carryforward of approximately $11.5 million, which will begin to expire in fiscal 2008.

     The Company established an additional valuation allowance of $352,000 in fiscal 2004 as a result of the uncertainty of realizing certain future state tax benefits. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense. The Company reduced its 2004 beginning of the year valuation allowance by $6.7 million as a result of the favorable resolution of certain IRS examinations.

     The Company has been allocated in aggregate approximately $41.2 million in
     Section 29 tax credits from its investment in two partnerships (see Notes 2 and 12). The Internal Revenue Service (IRS) has completed an audit of the Colona partnership and a closing agreement was signed with the IRS with no impact on tax credits generated. The IRS has also audited the Somerset partnership for a certain year reporting no changes on tax credits generated for that year.

     The Company paid income taxes of $4,809,000, $2,710,000 and $3,817,000 in the years ended January 31, 2005, 2004 and 2003, respectively.

     The effective income tax rate on consolidated pre-tax income differs from the federal income tax statutory rate for the years ended January 31, 2005, 2004 and 2003 as follows:

                                                                            2005     2004     2003
                                                                           -----    -----    -----
     Federal income tax at statutory rate                                   35.0%    35.0%    35.0%
     Tax credits from investment in limited partnership                    (38.1)   (28.1)   (10.1)
     State and local taxes, net of federal tax benefit                      (0.5)     0.9      2.7
     Net reduction in alternative minimum tax credit valuation allowance   (29.9)   (13.8)      --
     Other                                                                   1.0     (0.6)    (3.4)
                                                                           -----    -----    -----
                                                                           (32.5)%   (6.6)%   24.2%
                                                                           =====    =====    =====

11.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

     During fiscal 2004, the Company closed ten stores in which the Company vacated the market. Accordingly, those stores were classified as discontinued operations for all periods presented. Three of the closed stores are classified as assets held for sale. The net assets of those stores at January 31, 2005 were approximately $1,986,000. The Company expects to sell the assets related to these stores within the next twelve months through normal real estate channels. No loss has been recognized as the estimated net realizable values exceed the carrying values of these assets. Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the years ended January 31, 2005, 2004 and 2003 (amounts in thousands):

                                                       2005      2004      2003
                                                      ------   -------   -------
     Net sales                                        $7,863   $11,989   $12,855
     Cost of merchandise sold                          6,389     8,883     9,326
     Loss before benefit for income taxes                900       546       223
     Benefit for income taxes                            351       213        87
     Gain on disposal                                    348        --        --
     Provision for income taxes                          136        --        --
     Net loss                                         $  337   $   333   $   136

12.  CONTINGENCIES

     The Company, through a subsidiary, is a minority owner in an entity (Somerset) that owns facilities that produce synthetic fuel as defined under the Internal Revenue Code (Code). In addition, the Company owned a minority interest in an entity (Colona) that also provided Section 29 credits to the Company in prior years. The production and sale of the synthetic fuel from these facilities qualify for tax credits under Code
     Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. The amount of Section 29 credits that the Company is allowed to claim in any year is limited by the amount of the Company's regular income tax liability. Excess credits cannot be carried back or carried forward to offset the Company's regular tax liability in any other tax year. In addition, synthetic fuel tax credits may not be utilized to offset the Company's alternative minimum tax liability. Consequently, the Company may pay significant alterative minimum tax when utilizing synthetic fuel tax credits. To the extent the Company pays alternative minimum tax, the Company generates alternative minimum tax credits which are carried forward indefinitely. The Company has been allocated in the aggregate approximately $41 million, including $8 million for fiscal 2004, in Section 29 credits. Should the tax credits be denied on any future audit and the Company fails to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant impact on earnings and cash flows. In the Company's opinion, the Somerset partnership is complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the Partnership will prevail if challenged by the IRS on any credits taken. In addition, the Somerset partnership recently finalized an IRS audit, resulting in no change, for calendar year 2001. The current Section 29 tax credit program expires on December 31, 2007. Future tax credits could also be reduced or eliminated as a result of the price of oil (see discussion below).

     As provided by the current Internal Revenue Code, the Code Section 29 tax credit program is expected to continue through December 31, 2007. Recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for one or more of the years following fiscal 2004. This possibility is due to a provision of Section 29 that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the Section 29 tax credits are subject to phase out. For calendar year 2004, the Threshold Price was $51.34 per barrel and the Phase Out Price was $64.47 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation.

     The Company cannot predict with any certainty the Annual Average Price for 2005 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2004. However, if during 2005 through 2007, oil prices remain at historically high levels or increase, the Company's synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on the Company's synthetic fuel results of operations and related income tax benefits.

     The Permanent Subcommittee on Investigations of the U.S. Senate's Committee on Government Affairs initiated an investigation on the subject of these income tax credits in October 2003. The Company cannot predict the outcome of this matter.

     The Company sold its entire interest, through a series of transactions, in two partnerships (Colona and Gillette) that owned synthetic fuel facilities. In connection with the sales of the Colona partnership, the Company receives contingent payments based upon percentages of qualified
     Section 29 credits generated. In connection with the sale of the Gillette partnership, the Company is eligible to receive contingent payments based upon the amount of "qualified production." The Company recognized $18.6 million in fiscal 2004 from these sales and expects to continue receiving payments through fiscal 2007. In the event that the synthetic fuel tax credits from the Colona or Gillette facility are reduced, including an increase in the price of oil that could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sales could be significantly impacted.

     The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels' evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's consolidated financial statements.

13.  SUBSEQUENT EVENT

     On March 8, 2005, the Company entered into a subscription and escrow agreement with respect to a proposed investment in a limited liability company that will operate an ethanol producing facility. The Company anticipates completing its due diligence during the second quarter of fiscal 2005. The Company has deposited $9 million in an escrow account as required by the agreements. Should the Company decide not to pursue this investment within its due diligence period, the escrow deposit is fully refundable to the Company. The proposed minimum $9 million investment would relate to an approximate 40% interest in the entity, and is subject to finalization of long term financing for the facility and favorable completion of our due diligence.

                                   * * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of REX Stores Corporation

We have audited the accompanying consolidated balance sheets of REX Stores Corporation (the "Company") (a Delaware corporation) and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule II listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
April 13, 2005

REX STORES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                  Additions     Deductions
                                      Balance    Charged to     Charges for    Balance
                                     Beginning    Cost and    Which Reserves     End
                                      of Year     Expenses     Were Created    of Year
                                     ---------   ----------   --------------   -------
2005:
   Allowance for doubtful accounts     $  235      $  346         $  424        $  157
                                       ======      ======         ======        ======
2004:
   Allowance for doubtful accounts     $  200      $  556         $  521        $  235
                                       ======      ======         ======        ======
2003:
   Allowance for doubtful accounts     $  852      $  276         $  928        $  200
                                       ======      ======         ======        ======
2005:
   Inventory reserve                   $5,386      $  984         $  894        $5,476
                                       ======      ======         ======        ======
2004:
   Inventory reserve                   $5,726      $  956         $1,296        $5,386
                                       ======      ======         ======        ======
2003:
   Inventory reserve                   $5,194      $1,362         $  830        $5,726
                                       ======      ======         ======        ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2005 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2005 based on those criteria.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

     None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of REX Stores Corporation

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that REX Stores Corporation (the "Company") maintained effective internal control over financial reporting as of January 31, 2005, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005 of the Company and our report dated April 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
April 13, 2005

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on May 26, 2005, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 26, 2005 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 26, 2005 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 26, 2005 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 26, 2005 and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) Financial Statements

The following consolidated financial statements of REX Stores Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

     Consolidated Balance Sheets as of January 31, 2005 and 2004

     Consolidated Statements of Income for the years ended January 31, 2005, 2004 and 2003

     Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003

     Consolidated Statements of Shareholders' Equity for the years ended January 31, 2005, 2004 and 2003

     Notes to Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm

     Report of Independent Registered Public Accounting Firm

     (a)(2) Financial Statement Schedules

     The following financial statement schedule is filed as a part of this report at Item 8 hereof.

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits

     See Exhibit Index at page 54 of this report.

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

                                        Date: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Capacity                                         Date
---------                                 --------                                         ----
                                                                                           )
/s/ STUART A. ROSE                        Chairman of the Board, President                 )
---------------------------------------   and Chief Executive Officer                      )
Stuart A. Rose                            (principal executive officer)                    )
                                                                                           )
                                                                                           )
                                                                                           )
/s/ DOUGLAS L. BRUGGEMAN                  Vice President-Finance, Chief Financial Office   )
---------------------------------------   and Treasurer (principal financial               )
Douglas L. Bruggeman                      and accounting officer)                          )
                                                                                           )
                                                                                           )
                                                                                           )
LAWRENCE TOMCHIN*                         Director                                         )
---------------------------------------                                                    )April 14, 2005
Lawrence Tomchin                                                                           )
                                                                                           )
                                                                                           )
/s/ EDWARD M. KRESS                                                                        )
---------------------------------------   Secretary and Director                           )
Edward M. Kress                                                                            )
                                                                                           )
                                                                                           )
                                                                                           )
                                                                                           )
ROBERT DAVIDOFF*                          Director                                         )
---------------------------------------                                                    )
Robert Davidoff                                                                            )
                                                                                           )
                                                                                           )
                                                                                           )
LEE FISHER*                               Director                                         )
---------------------------------------                                                    )
Lee Fisher                                                                                 )
                                                                                           )
                                                                                           )
                                                                                           )
CHARLES A. ELCAN*                         Director                                         )
---------------------------------------                                                    )
Charles A. Elcan                                                                           )
                                                                                           )
                                                                                           )
DAVID S. HARRIS*                          Director                                         )
---------------------------------------                                                    )
David S. Harris


*By /s/ STUART A. ROSE
---------------------------------------
(Stuart A. Rose, Attorney-in-Fact)

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

(4)  Instruments defining the rights of security holders, including indentures:

     4(a)        Amended and Restated Loan Agreement dated as of
                 September 14, 2004 among Rex Radio and Television,
                 Inc., as lead borrower, Kelly & Cohen Appliances,
                 Inc., Rex Alabama, Inc., Rex Kansas, Inc., rexstores.com, Inc. and Stereo Town, Inc. (the
                 "Borrowers"), the Lenders named therein, Fleet
                 Retail Group, Inc. as agent for the Lenders and KeyBank National Association as syndication agent
                 (incorporated by reference to Exhibit 4(a) to Form
                 8-K filed September 17, 2004, File No. 001-09097)

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

(10) Material contracts:

     10(a)*      Employment Agreement dated April 17, 2001 between
                 Rex Radio and Television, Inc. and Stuart Rose
                 (incorporated by reference to Exhibit 10(c) to Form
                 10-K for fiscal year ended January 31, 2002, File
                 No. 001-09097)

     10(b)*      Employment Agreement dated January 31, 2004 between
                 Rex Radio and Television, Inc. and Lawrence Tomchin
                 (incorporated by reference to Exhibit 10(b) to Form
                 10-K for fiscal year ended January 31, 2004, File
                 No. 001-09097)

     10(c)*      Executive Stock Option dated October 14, 1998
                 granting Stuart Rose an option to purchase 500,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended October 31, 1998, File No. 001-09097)

     10(d)* Executive Stock Option dated October 14, 1998 granting Lawrence Tomchin an option to purchase
                 150,000 shares of registrant's Common Stock
                 (incorporated by reference to Exhibit 10.4 to Form
                 10-Q for quarter ended October 31, 1998, File No.
                 001-09097)

     10(e)*      Executive Stock Option dated April 17, 2001 granting
                 Stuart Rose an option to purchase 500,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10(g) to Form 10-K for fiscal year ended
                 January 31, 2002, File No. 001-09097)

     10(f)*      Executive Stock Option dated April 17, 2001 granting
                 Lawrence Tomchin an option to purchase 150,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended January 31, 2002, File No. 001-09097)

     10(g)*      Subscription Agreement dated December 1, 1989 from
                 Stuart Rose to purchase 300,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended
                 October 31, 1989, File No. 0-13283)

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

     10(j)* 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended April 30,
                 2000, File No. 001-09097)

     10(k)*      Form of Stock Option Agreement under 1999 Omnibus Stock
                 Incentive Plan (Nonqualified Stock Option)(incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended
                 October 31, 2004, File No. 001-09097)

     10(l)*      Form of Stock Option Agreement under 1999 Omnibus Stock
                 Incentive Plan (Nonemployee Director Stock
                 Option)(incorporated by reference to Exhibit 10(b) to Form
                 10-Q for quarter ended October 31, 2004, File No. 001-09097)

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

(14) Code of Ethics:

     14(a) Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 (a) to Form 10-K for fiscal year ended January
                 31, 2004, File No. 001-09097)

(21) Subsidiaries of the registrant:

     21(a)       Subsidiaries of registrant.....................................

(23) Consents of experts and counsel:

     23          Consent of Deloitte & Touche LLP to use its report dated April
                 13, 2005 included in this annual report on Form 10-K into
                 registrant's Registration Statements on Form S-8 (Registration
                 Nos. 33-3836, 33-81706, 33-62645, 333-69081, 333-69089,
                 333-35118 and 333-69690).......................................

(24) Power of attorney:

                 Powers of attorney of each person whose name is signed to this report on Form 10-K pursuant to a power of attorney............

(31) Rule 13a-14(a)/15d-14(a) Certifications:

     31          Certifications.................................................

(32) Section 1350 Certifications:

     32          Certifications.................................................

     99(a)       Risk Factors (incorporated by reference to Exhibit
                 99(a) to Form 10-K for fiscal year ended January 31, 2002, File No. 001-09097)

                 Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX Stores Corporation,
                 2875 Needmore Road, Dayton, Ohio 45414.

----------
     Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.