Form 10-Q
period 2005-04-30
REX STORES CORP
filed 2005-06-06
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _________ to _________



                        Commission File Number 001-09097

                           --------------------------

                             REX STORES CORPORATION
             (Exact name of registrant as specified in its charter)

                           --------------------------

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

                           --------------------------

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

At the close of business on June 3, 2005 the registrant had 11,017,161 shares of Common Stock, par value $.01 per share, outstanding.


================================================================================

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                     Page
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Condensed Balance Sheets ...................................... 3
          Consolidated Condensed Statements of Income ................................ 4
          Consolidated Condensed Statements of Shareholders' Equity .................. 5
          Consolidated Condensed Statements of Cash Flows ............................ 6
          Notes to Consolidated Condensed Financial Statements ....................... 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ................................................. 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ................ 17

Item 4.   Controls and Procedures ................................................... 17


PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ............... 18

Item 4.   Submission of Matters to a Vote of Security Holders........................ 18

Item 6.   Exhibits ...................................................................19


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

                                                             April 30           January 31           April 30
                                                               2005                2005                2004
                                                               ----                ----                ----
                                                                              (In Thousands)
                                                             Unaudited                               Unaudited
CURRENT ASSETS:
   Cash and cash equivalents                                $    6,221          $    4,671          $   17,092
   Escrow deposit                                                9,000                   -                   -
   Accounts receivable, net                                      3,984               5,460               3,049
   Synthetic fuel receivable                                       964               1,675                 893
   Investments available for sale                                    -                   -               7,000
   Merchandise inventory                                       131,547             124,188             136,823
   Prepaid expenses and other                                      672               1,230                 863
   Future income tax benefits                                   10,929              10,929               8,703
                                                            ----------          ----------          ----------
     Total current assets                                      163,317             148,153             174,423

PROPERTY AND EQUIPMENT, NET                                    129,330             129,723             131,513
ASSETS HELD FOR SALE                                             1,669               1,986                   -
OTHER ASSETS                                                       953                 841                 915
FUTURE INCOME TAX BENEFITS                                      27,978              27,978              14,645
RESTRICTED INVESTMENTS                                           2,277               2,270               2,259
                                                            ----------          ----------          ----------
     Total assets                                           $  325,524          $  310,951          $  323,755
                                                            ==========          ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                         $    2,881          $    2,897          $    5,044
  Current portion of deferred income
    and deferred gain on sale and leaseback                      9,886              10,432              10,347
  Accounts payable, trade                                       47,064              32,842              47,616
  Accrued income taxes                                             624               1,567               1,119
  Accrued payroll and related items                              4,264               6,303               3,828
  Other current liabilities                                      5,974               6,152               7,206
                                                            ----------          ----------          ----------
     Total current liabilities                                  70,693              60,193              75,160
                                                            ----------          ----------          ----------

LONG-TERM LIABILITIES:
  Long-term mortgage debt                                       29,213              30,501              47,573
  Deferred income                                               11,582              11,703              12,269
                                                            ----------          ----------          ----------
     Total long-term liabilities                                40,795              42,204              59,842
                                                            ----------          ----------          ----------

SHAREHOLDERS' EQUITY:
  Common stock                                                     291                 290                 286
  Paid-in capital                                              134,338             133,474             127,724
  Retained earnings                                            218,729             212,629             189,165
  Treasury stock                                              (139,322)           (137,839)           (128,422)
                                                            ----------          ----------          ----------
  Total shareholders' equity                                   214,036             208,554             188,753
                                                            ----------          ----------          ----------

     Total liabilities and shareholders' equity             $  325,524          $  310,951          $  323,755
                                                            ==========          ==========          ==========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

                                                                                   Three Months Ended
                                                                                         April 30
                                                                          2005                          2004
                                                                          ----                          ----
                                                                       (In Thousands, Except Per Share Amounts)
NET SALES                                                               $ 89,742                      $ 84,629

   Cost of merchandise sold                                               65,177                        59,841
                                                                        --------                      --------
   Gross profit                                                           24,565                        24,788
   Selling, general and administrative expenses                           22,869                        23,542
                                                                        --------                      --------
OPERATING INCOME                                                           1,696                         1,246

INVESTMENT INCOME                                                             74                            87
INTEREST EXPENSE                                                            (616)                         (934)
LOSS ON EARLY TERMINATION OF DEBT                                              -                           (22)
INCOME FROM LIMITED PARTNERSHIPS                                           5,983                         5,236
                                                                        --------                      --------

Income from continuing operations before provision
   for income taxes and discontinued operations                            7,137                         5,613

PROVISION FOR INCOME TAXES                                                 1,059                         1,426
                                                                        --------                      --------
Income from continuing operations                                          6,078                         4,187
Loss from discontinued operations, net of tax                                (94)                         (102)
Gain on disposal of discontinued operations, net of tax                      116                             -
                                                                        --------                      --------

Net Income                                                                $6,100                        $4,085
                                                                        ========                      ========

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                                                       11,156                        11,155
                                                                        ========                      ========

Basic income per share from continuing operations                          $0.55                         $0.38
Basic loss per share from discontinued operations                          (0.01)                        (0.01)
Basic income per share on disposal of discontinued operations                .01                             -
                                                                        --------                      --------

BASIC NET INCOME PER SHARE                                                 $0.55                         $0.37
                                                                        ========                      ========

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                                     12,771                        12,965
                                                                        ========                      ========

Diluted income per share from continuing operations                        $0.48                         $0.32
Diluted loss per share from discontinued operations                        (0.01)                            -
Diluted income per share on disposal of discontinued operations             0.01                             -
                                                                        --------                      --------
DILUTED NET INCOME PER SHARE                                               $0.48                         $0.32
                                                                        ========                      ========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders' Equity
Unaudited

                                                   Common Shares
                                         Issued             Treasury                                          Total
                                         ------             --------              Paid-in      Retained    Shareholders'
                                    Shares    Amount   Shares       Amount        Capital      Earnings       Equity
                                    ------    ------   ------       ------        -------      --------       ------
                                 (In Thousands)

Balance at January 31, 2005         29,038     $290    17,865     ($137,839)     $133,474      $212,629      $208,554

Net income                                                                                        6,100         6,100

Treasury stock acquired                                   120        (1,676)                                   (1,676)

Stock options exercised
  and related tax effects               36        1       (25)          193           864                       1,058
                                    ------    -----    ------     ---------      --------      --------      --------

Balance at April 30, 2005           29,074     $291    17,960     ($139,322)     $134,338      $218,729      $214,036
                                    ======    =====    ======     =========      ========      ========      ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

                                                                                      Three Months Ended
                                                                                           April 30
                                                                                           --------
                                                                                    2005              2004
                                                                                    ----              ----
                                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  6,100          $  4,085
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Depreciation and amortization, net                                                1,082             1,000
   Income from limited partnerships                                                 (5,983)           (5,236)
   Loss on disposal of fixed assets                                                     80                89
   Deferred income                                                                    (667)             (561)
Changes in assets and liabilities:
   Accounts receivable                                                               1,476             1,757
   Merchandise inventory                                                            (7,359)          (20,068)
   Prepaid expenses and other                                                          558               618
   Other long term assets                                                             (112)            2,563
   Accounts payable, trade                                                          14,222            14,871
   Other current liabilities                                                        (3,160)           (2,470)
                                                                                  --------          --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  6,237            (3,352)
                                                                                  --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (1,563)           (1,321)
   Proceeds from sale of partnership interest                                        6,694             7,440
   Proceeds from sale of real estate and fixed assets                                1,111                 -
   Escrow deposit                                                                   (9,000)                -
   Restricted investments                                                               (7)               (2)
                                                                                  --------          --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (2,765)            6,117
                                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                                       (1,304)           (6,189)
   Stock options exercised                                                             865               545
   Treasury stock issued                                                               193               901
   Treasury stock acquired                                                          (1,676)             (710)
                                                                                  --------          --------
NET CASH USED IN FINANCING ACTIVITIES                                               (1,922)           (5,453)
                                                                                  --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,550            (2,688)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       4,671            19,780
                                                                                  --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  6,221          $ 17,092
                                                                                  ========          ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 30, 2005

Note 1.  Consolidated Condensed Financial Statements

         The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (fiscal
2004). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Note 2.  Reclassifications

         Investments in auction rate securities have been reclassified from cash and cash equivalents to investments available for sale on the Consolidated Condensed Balance Sheet. The reclassification was effected because the securities had stated maturities beyond three months. The amount of auction rate securities was $7 million at April 30, 2004. There were no auction rate securities at April 30, 2005. The Company reclassified $960,000 of in transit credit card and finance contract settlements from cash to accounts receivable as of April 30, 2004.

Note 3.  Accounting Policies

         The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. The provision for income taxes could vary based upon full year synthetic fuel production levels, federal income tax law changes, and the price of certain fuel products adjusted for inflation and Internal Revenue Service audits.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.

                                                                    Three Months Ended
                                                                        April 30
                                                                        --------
Product Category                                                 2005              2004
----------------                                                 ----              ----
Televisions...............................................       55.1%             51.7%
Appliances................................................       20.3              18.0
Audio.....................................................       11.3              15.0
Video.....................................................        5.2               6.8
Other.....................................................        8.1               8.5
                                                                -----             -----
                                                                100.0%            100.0%
                                                                =====             =====


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

         Interest expense of $616,000 for the three months ended April 30, 2005 is net of approximately $8,000 of interest capitalized. There was no interest capitalized in the first quarter of fiscal 2004. Cash paid for interest for the quarter ended April 30, 2005 and 2004 was approximately $589,000 and $891,000, respectively.

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

         The Company paid income taxes of approximately $1,307,000 and $1,083,000 for the three months ended April 30, 2005 and 2004, respectively.

         In December 2004, The Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards 123, "Share-Based Payment ("SFAS 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 ("APB 25"). In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed its evaluation of the impact that adopting SFAS 123(R) will have on the financial statements.


Note 4. Stock Option Plans

         The Company has stock-based compensation plans under which stock options are granted to directors, officers and key employees at the market price on the date of the grant.

         The following summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2005:

              Outstanding at January 31, 2005 ($3.61 to $16.04 per share)...............  5,751,308
              Exercised ($3.61 to $13.01 per share).....................................   (61,073)
              Canceled or expired ($8.01 to $14.745 per share)..........................   (22,950)
                                                                                           --------
              Outstanding at April 30, 2005 ($3.61 to $16.04 per share).................  5,667,285
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

         Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                               Three Months Ended
                                                                                    April 30
                                                                                    --------
                                                                                2005        2004
                                                                                ----        ----

Net Income                                                   As Reported       $6,100      $4,085
                                           Compensation Cost, net of tax          838         753
                                                               Pro forma        5,262       3,332

Basic net income per share                                   As Reported       $ 0.55      $ 0.37
                                           Compensation Cost, net of tax         0.08        0.07
                                                               Pro forma       $ 0.47      $ 0.30

Diluted net income per share                                 As Reported       $ 0.48      $ 0.32
                                           Compensation Cost, net of tax          .07         .06
                                                               Pro forma       $ 0.41      $ 0.26

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

Note 5. Income Per Share from Continuing Operations

         The following table reconciles the basic and diluted net income per share from continuing operations computation for each period presented (in thousands, except per share amounts):

                                                       Three Months Ended                  Three Months Ended
                                                         April 30, 2005                      April 30, 2004
                                                         --------------                      --------------
                                                                            Per                                 Per
                                                   Income      Shares      Share       Income      Shares      Share
                                                   ------      ------      -----       ------      ------      -----
Basic income per share from continuing
operations                                         $6,078      11,156      $0.55       $4,187      11,155      $0.38
                                                                           =====                               =====
Effect of stock options                                         1,615                               1,810
                                                   ------      ------                  ------      ------
Diluted income per share from continuing
operations                                         $6,078      12,771      $0.48       $4,187      12,965      $0.32
                                                   ======      ======      =====       ======      ======      =====


         For the three months ended April 30, 2005 and 2004, a total of 320,136 shares and 335,936 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.

Note 6. Synthetic Fuel

         Net income for the first quarter of fiscal 2005 includes approximately $6.0 million of pre-tax investment income from the sales of the Company's entire Partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., a synthetic fuel limited partnership. Of this amount, approximately $448,000 relates to a payment received for 2004 production. The 2004 production payments made to the Company were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to the Company after the Internal Revenue Service published the 2004 income tax credit per ton amount in April of 2005.
         The Company also sold its entire membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2,750,000 at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to the Company. The facility resumed commercial operations during the second quarter of fiscal 2005 and as such the Company received an additional $3.5 million which it expects to recognize as income in the second quarter of fiscal 2005. In addition, the Company is eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold through 2007.

         The Company remains a limited partner in Somerset SynFuel, L.P. This partnership is operational and producing synthetic fuel. We are receiving
Section 29 federal income tax credits in connection with production and sales of synthetic fuel from the Somerset facility.

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

         The Company cannot predict with any certainty the Annual Average Price for 2005 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2004. However, if during 2005, or in subsequent years, oil prices remain at historically high levels or increase, the Company's synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on the Company's synthetic fuel results of operations and related income tax benefits.

Note 7. Discontinued Operations and Assets Held for Sale

         During the first quarter of fiscal 2005 the Company closed four stores in which the Company vacated the market. Those stores and certain stores closed in previous periods were classified as discontinued operations for all periods presented. Two of the closed stores are classified as held for sale. The net assets of those stores at April 30, 2005 were approximately $1,670,000. The Company expects to sell the assets related to these stores within the next twelve months through normal real estate channels. No loss has been recognized as the estimated net realizable values exceed the carrying values of these assets.

        Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated:

                                                       Three Months Ended
                                                            April 30
                                                            --------
                                                        2005        2004
                                                        ----        ----
                                                         (In Thousands)
Net sales............................................  $1,318      $3,571
Cost of merchandise sold.............................   1,159       2,591
Loss before benefit for income taxes ................     155         167
Benefit for income taxes.............................      61          65
Gain on disposal.....................................     192          -
Provision for income taxes...........................      76          -
Net gain (loss)......................................     $22      ($102)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We are a specialty retailer in the consumer electronics/appliance industry. As of April 30, 2005 we operated 229 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

        All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2005" means the period February 1, 2005 to January 31, 2006.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                  Three Months Ended
                                                                       April 30
                                                                       --------
                                                                   2005          2004
                                                                   ----          ----
Net sales.....................................................    100.0%        100.0%
Cost of merchandise sold......................................     72.7          70.7
                                                                  -----         -----
   Gross profit...............................................     27.3          29.3
Selling, general and administrative expenses..................     25.4          27.8
                                                                  -----         -----
Operating income..............................................      1.9          1.5
Investment income.............................................      0.1          0.1
Interest expense..............................................     (0.7)        (1.1)
Income from limited partnerships..............................      6.7          6.1
                                                                  -----         -----
    Income from continuing operations before provision for
    income taxes and discontinued operations, net of tax.....       8.0          6.6
Provision for income taxes....................................     (1.2)        (1.7)
                                                                  -----         -----
Income from continuing operations.............................      6.8          4.9
Loss from discontinued operations, net of tax.................     (0.1)        (0.1)
Gain on disposal of discontinued operations, net of tax.......      0.1            -
                                                                  -----         -----
Net income....................................................     6.8%          4.8%
                                                                  =====         =====

Comparison of Three Months Ended April 30, 2005 and 2004

        Net sales in the quarter ended April 30, 2005 were $89.7 million compared to $84.6 million in the prior year's first quarter, representing an increase of $5.1 million or 6.0%. This increase was primarily caused by an increase in comparable store sales of 7% for the first quarter of fiscal 2005. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts. We had a net reduction of sixteen stores (thirteen of which were classified as discontinued operations) since the end of the first quarter of fiscal 2004.

        Our strongest product category for the first quarter of fiscal 2005 was the television category which positively impacted comparable store sales by 7.9%. This increase is primarily due to higher demand for the LCD, DLP and plasma televisions. The appliance category positively impacted comparable store sales by 2.0%. This increase is primarily due to the Company stocking and displaying more products in stores. The video category negatively impacted comparable store sales by 1.9%. The audio category negatively impacted comparable store sales by 1.6%. Both the audio and video categories have been impacted by lower price points of their respective products and these products becoming more of a commodity item with very high levels of competition.

        The following table reflects the approximate percent of net sales for each major product group for the periods presented.

                                                 Three Months Ended
                                                     April 30
                                                     --------
Product Category                                 2005         2004
----------------                                 ----         ----
Televisions....................................  55.1%        51.7%
Appliances.....................................  20.3         18.0
Audio..........................................  11.3         15.0
Video..........................................   5.2          6.8
Other..........................................   8.1          8.5
                                                -----        -----
                                                100.0%       100.0%
                                                =====        =====

        As of April 30, 2005, we had 229 stores compared to 245 stores one year earlier. We did not open any stores and closed five stores during the first three months of fiscal 2005. We did not open any stores and closed three stores during the first three months of fiscal 2004.

        Gross profit of $24.6 million (27.3% of net sales) in the first quarter of fiscal 2005 was approximately $0.2 million lower than the $24.8 million (29.3% of net sales) recorded in the first quarter of fiscal 2004. Gross profit margin has been reduced both due to more aggressive promotional activity and recognizing a lower amount of extended service contract sales which generally have higher gross profit margin associated with it.

        Selling, general and administrative expenses for the first quarter of fiscal 2005 were $22.9 million (25.4% of net sales), a decrease of $0.7 million or 2.9% from $23.5 million (27.8% of net sales) for the first quarter of fiscal 2004. The decrease in expenditures was primarily a result of lower advertising costs, largely due to fewer newspaper inserts used and a shift in the calendar.

        Operating income in the first quarter of fiscal 2005 was $1.7 million (1.9% of net sales), an increase of $0.5 million (36.1%) over the $1.2 million (1.5% of net sales) for the first quarter of fiscal 2004.

        Investment income for the first quarter of fiscal 2005 was $0.1 million (0.1% of net sales), unchanged from the first quarter of fiscal 2004.

        Interest expense was $0.6 million (0.7% of net sales) for the first quarter of fiscal 2005 compared to $0.9 million (1.1% of net sales) for the first quarter of fiscal 2004. Interest expense for the current year has been lowered due to lower average borrowings on the line of credit and the pay off of approximately $25.4 million in mortgage debt in the prior year.

        Results for the first quarter of fiscals 2005 and 2004 also reflect the impact of our equity investment in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P., and Somerset SynFuel, L.P., which produce synthetic fuels. We remain a limited partner in the Somerset limited partnership but have sold our ownership interest in the Colona limited partnership through a series of three sales. We expect to receive payments from the sales on a quarterly basis, subject to annual limitations, through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold.

        Below is a table summarizing the income from the sales, net of certain expenses. The higher income for the current year generally reflects higher production levels compared to the previous year.

                                                  Three Months Ended
                                                      April 30
                                                      --------
                                                 2005           2004
                                                 ----           ----
                                                     (In Thousands)
February 1, 1999 sale.......................... $2,375         $1,846
July 31, 2000 sale.............................  1,914          1,560
May 31, 2001 sale..............................  1,701          1,352
                                                ------         ------
                                                $5,990         $4,758
                                                ======         ======

        The income for the first quarters of 2005 and 2004 from the Colona partnership sale includes approximately $448,000 and $118,000, respectively, related to previous year production. The previous year production payments made to the Company were based upon estimated income tax credits per ton of coal produced. A final calculation is made after the Internal Revenue Service publishes a final income tax credit per ton amount. This is normally done in April for the preceding calendar year.

        Income from synfuel investment for the first quarter of fiscal 2005 also includes expense of approximately $7,000 related to our sale of our membership interest in the limited liability company that owns a synthetic fuel facility in Gillette, Wyoming. We received $2,750,000 at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal 2005. We received an additional $3.5 million which we expect to recognize as income in the second quarter of fiscal 2005. In addition, we are eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold through 2007.

        Our effective tax rate was 14.8% and 25.4% for the first quarter of fiscals 2005 and 2004, respectively, after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code. Our effective tax rate for fiscal 2005 will be affected by the level of federal income tax credits generated by the limited partnerships, which we do not control, and any limitations on those credits under the Internal Revenue Code.

        During the first quarter of fiscal 2005, we closed five stores, four of which were classified as discontinued operations. As a result, we had a loss from discontinued operations, net of tax benefit, of $94,000 for the first quarter of fiscal 2005, compared to a loss of $102,000 for the first quarter of fiscal 2004.

        We sold one property during the first quarter of fiscal 2005 that had been previously closed. As a result, we had a gain, net of tax expense, of $116,000.

        As a result of the foregoing, net income for the first quarter of fiscal 2005 was $6.1 million, a 49.3% increase from $4.1 million for the first quarter of fiscal 2004.

Liquidity and Capital Resources

         Net cash provided by operating activities was approximately $6.2 million for the first quarter of fiscal 2005, compared to $3.4 million used in operating activities for the first quarter of fiscal 2004. For the first quarter of fiscal 2005, cash was provided by net income of $6.1 million, adjusted for the impact of $6.0 million for gains on our installment sales of the limited partnership interest, non-cash items of $0.5 million, which consisted of depreciation and amortization, deferred income and loss on disposal of fixed assets. In addition, accounts payable provided cash of $14.2 million, primarily as a result of changes in inventory levels and the timing of payments to vendors. Cash was also provided by a decrease in accounts receivable and other assets of $1.9 million. The primary use of cash was an increase in inventory of $7.4 million primarily due to seasonal fluctuations. The other use of cash was a decrease in other current liabilities of $3.2 million.

         At April 30, 2005, working capital was $92.6 million compared to $88.0 million at January 31, 2005. This increase is primarily a result of strong cash flows during the quarter, both from our retail operations and our synthetic fuel investments. The ratio of current assets to current liabilities was 2.3 to 1 at April 30, 2005 and 2.5 to 1 at January 31, 2005.

         During the first quarter of fiscal 2005, we received proceeds of $6.7 million from installment sales of our ownership interest in the Colona synfuel limited partnership. We had capital expenditures of approximately $1.6 million during the first quarter of fiscal 2005, primarily related to the relocation of one store and the purchase of a store that was previously leased. We used $9 million of cash as we deposited funds into escrow for a possible investment in an ethanol producing facility.

         Cash used in financing activities totaled approximately $1.9 million for the first three months of fiscal 2005. Cash was provided by stock option activity of $1.1 million. We also recorded a tax benefit of approximately $0.7 million during the first quarter of fiscal 2005 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of $1.3 million was used for scheduled payments of mortgage debt. Cash of approximately $1.7 million was also used to acquire 120,000 shares of our common stock. At April 30, 2005, we had approximately 333,245 authorized shares remaining available for purchase under the stock buy-back program. On June 2, 2005, the Company announced it had increased its share repurchase authorization by an additional 1,000,000 shares.


Forward-Looking Statements

         This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. These risks and uncertainties include among other things: the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes, new regulatory restrictions or tax law changes relating to the Company's synthetic fuel investments, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interests in synthetic fuel investments, the uncertain amount of synthetic fuel production and tax credits received from time to time from the Company's synthetic fuel investments, and the potential for Section 29 tax credits to phase out based on the price of crude oil adjusted for inflation. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        No material changes since January 31, 2005.

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

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                        Total Number of Shares      Maximum Number
                                                             Purchased          of Shares that May Yet
                         Total Number   Average Price   as Part of Publicly       Be Purchased Under
                          of Shares        Paid per       Announced Plans           the Plans or
Period                    Purchased         Share         or Programs(1)         or Programs(1)(2)
------                    ----------                      --------------         -----------------
February 1-28, 2005         22,300          $14.66             22,300                  430,745
March 1-31, 2005              -               -                   -                    430,745
April 1-30, 2005            97,500          $13.84             97,500                  333,245
                            ------          ------            -------                  -------
Total                      119,800          $13.99            119,800                  333,245
                           =======          ======            =======                  =======

------------------------

     (1) On February 26, 2004, the Company announced it had authorized the purchase of up to an additional 1,000,000 shares of its common stock from time to time in private or market transactions at prevailing market prices. At April 30, 2005, a total of 333,245 shares remained available to purchase under this plan.

     (2) On June 2, 2005, the Company announced it had increased its share repurchase Authorization by an additional 1,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders.

        The annual meeting of shareholders of REX Stores Corporation was held on May 26, 2005, at which the following matter was submitted to a vote of shareholders:

         1. Election of seven directors.

    ----------------------------------------------------------------
          Nominee                    For                    Withheld
    ----------------------------------------------------------------
    Stuart A. Rose                6,909,642                3,371,737
    ----------------------------------------------------------------
    Lawrence Tomchin              6,806,324                3,475,055
    ----------------------------------------------------------------
    Robert Davidoff               9,908,929                 372,450
    ----------------------------------------------------------------
    Edward M. Kress               6,868,272                3,413,107
    ----------------------------------------------------------------
    Lee Fisher                    9,880,903                 400,476
    ----------------------------------------------------------------
    Charles A. Elcan              6,558,585                3,722,794
    ----------------------------------------------------------------
    David S. Harris               9,909,203                 372,176
    ----------------------------------------------------------------

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



                                         REX STORES CORPORATION
                                         Registrant


       Signature                    Title                               Date
       ---------                    -----                               ----
    STUART A. ROSE         Chairman of the Board                    June 6, 2005
    --------------           (Chief Executive Officer)
   (Stuart A. Rose)

 DOUGLAS L. BRUGGEMAN       Vice President, Finance and Treasurer   June 6, 2005
----------------------        (Chief Financial Officer)
(Douglas L. Bruggeman)