Form 10-Q
period 2005-07-31
REX STORES CORP
filed 2005-09-07
CIK 744187

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number 001-09097
                            -----------------------
                             REX STORES CORPORATION
             (Exact name of registrant as specified in its charter)
                            -----------------------

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

At the close of business on September 6, 2005 the registrant had 10,561,021 shares of Common Stock, par value $.01 per share, outstanding.

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

Item 4.   Controls and Procedures .................................................................. 19

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds .............................. 20

Item 6.   Exhibits ................................................................................. 20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

                                                                           July 31             January 31            July 31
                                                                             2005                 2005                2004
                                                                             ----                 ----                ----
                                                                                             (In Thousands)
                                                                          Unaudited                                 Unaudited
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $   1,744              $  4,671           $  1,202
   Accounts receivable, net                                                   3,458                 5,460              3,929
   Synthetic fuel receivable                                                    786                 1,675              2,288
   Merchandise inventory                                                    133,759               124,188            156,167
   Prepaid expenses and other                                                 2,807                 1,230              1,670
   Future income tax benefits                                                10,929                10,929              8,703
                                                                          ---------              --------           --------
     Total current assets                                                   153,483               148,153            173,959

PROPERTY AND EQUIPMENT, NET                                                 128,700               129,723            132,953
ASSETS HELD FOR SALE                                                          1,669                 1,986                  -
OTHER ASSETS                                                                    915                   841                639
FUTURE INCOME TAX BENEFITS                                                   27,978                27,978             16,082
RESTRICTED INVESTMENTS                                                        2,290                 2,270              2,262
                                                                          ---------              --------           --------
   Total assets                                                           $ 315,035             $ 310,951           $325,895
                                                                          =========             =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                          $   4,031             $       -           $ 11,560
   Current portion of long-term debt                                          2,919                 2,897              2,899
   Current portion of deferred income
     and deferred gain on sale and leaseback                                  9,920                10,432             10,348
   Accounts payable, trade                                                   35,599                32,842             57,522
   Accrued income taxes                                                           -                 1,567                575
   Accrued payroll and related items                                          5,093                 6,303              4,406
   Other current liabilities                                                  6,623                 6,152              7,576
                                                                          ---------              --------           --------
     Total current liabilities                                               64,185                60,193             94,886
                                                                          ---------              --------           --------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                                                   28,490                30,501             32,406
   Deferred income                                                           11,387                11,703             11,809
                                                                          ---------              --------           --------
     Total long-term liabilities                                             39,877                42,204            44,215
                                                                          ---------              --------           --------

SHAREHOLDERS' EQUITY:
   Common stock                                                                 293                   290                286
   Paid-in capital                                                          135,496               133,474            127,734
   Retained earnings                                                        227,450               212,629            192,449
   Treasury stock                                                          (152,266)             (137,839)          (133,675)
                                                                          ---------              --------           --------
   Total shareholders' equity                                               210,973               208,554            186,794
                                                                          ---------              --------           --------
     Total liabilities and shareholders' equity                            $315,035             $ 310,951           $325,895
                                                                           ========             =========           ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

                                                                     Three Months Ended             Six Months Ended
                                                                          July 31                       July 31
                                                                          -------                       -------
                                                                    2005           2004           2005          2004
                                                                    ----           ----           ----          ----
                                                                        (In Thousands, Except Per Share Amounts)
NET SALES                                                          $84,693        $85,814      $174,272       $170,241
COSTS AND EXPENSES:
   Cost of merchandise sold                                         59,698         61,483       124,754        121,179
                                                                   -------        -------      --------       --------
   Gross profit                                                     24,995         24,331        49,518         49,062
   Selling, general and administrative expenses                     24,248         23,530        47,055         46,976
                                                                   -------        -------      --------       --------

Operating income                                                       747            801         2,463          2,086

INVESTMENT INCOME                                                       58             58           132            145
INTEREST EXPENSE                                                      (714)          (784)       (1,330)        (1,718)
LOSS ON EARLY TERMINATION OF DEBT                                        -           (592)            -           (614)
INCOME FROM SYNTHETIC FUEL INVESTMENTS                              10,398          3,343        16,380          8,579
                                                                   -------        -------      --------       --------

Income from continuing operations before provision
   (benefit) for income taxes and discontinued operations           10,489          2,826        17,645          8,478

PROVISION (BENEFIT) FOR INCOME TAXES                                 1,621           (762)        2,689            672
                                                                   -------        -------      --------       --------

Income from continuing operations                                    8,868          3,588        14,956          7,806
Loss from discontinued operations, net of tax                         (147)          (304)         (260)          (437)
Gain on disposal of discontinued operations, net of tax                  -              -           125              -
                                                                   -------        -------      --------       --------

Net Income                                                         $ 8,721        $ 3,284      $ 14,821       $  7,369
                                                                   =======        =======      ========       ========

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                                                 10,871         11,225        11,011         11,190
                                                                   =======        =======      ========       ========

Basic income per share from continuing operations                  $  0.81        $  0.32      $   1.36       $   0.70
Basic loss per share from discontinued operations                    (0.01)         (0.03)        (0.02)         (0.04)
Basic income per share on disposal of discontinued operations            -              -          0.01              -
                                                                   -------        -------      --------       --------
BASIC NET INCOME PER SHARE                                         $  0.80        $  0.29      $   1.35       $   0.66
                                                                   =======        =======      ========       ========

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                               12,437         12,854        12,602         12,925
                                                                   =======        =======       =======         ======

Diluted income per share from continuing operations                  $0.71          $0.28         $1.19          $0.60
Diluted loss per share from discontinued operations                  (0.01)         (0.02)        (0.02)         (0.03)
Diluted income per share on disposal of discontinued operations          -              -          0.01              -
                                                                   -------        -------      --------       --------
DILUTED NET INCOME PER SHARE                                         $0.70          $0.26         $1.18          $0.57
                                                                   =======        =======       =======         ======

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders' Equity
Unaudited


                                                Common Shares
                                      Issued                  Treasury                                      Total
                                      ------                  --------            Paid-in     Retained  Shareholders'
                                Shares      Amount     Shares       Amount        Capital     Earnings     Equity
                                ------      ------     ------       ------        -------     --------     ------
                                                                (In Thousands)
Balance at January 31, 2005     29,038        $290     17,865     ($137,839)      $133,474    $212,629      $208,554
Net income                                                                                      14,821        14,821
Treasury stock acquired                                 1,199       (17,533)                                 (17,533)
Stock options exercised
  and related tax effects          274           3       (400)        3,106          2,022                     5,131
                                ------        ----     ------     ---------       --------    --------      --------
Balance at July 31, 2005        29,312        $293     18,664     ($152,266)      $135,496    $227,450      $210,973
                                ======        ====     ======     ==========      ========    ========      ========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

                                                                                                  Six Months Ended
                                                                                                       July 31
                                                                                               2005               2004
                                                                                               ----               ----
                                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $ 14,821          $  7,369
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization, net                                                            2,174             1,989
   Income from limited partnerships                                                            (16,380)           (8,579)
   Loss on disposal of fixed assets                                                                185               291
   Loss on early termination of debt                                                                 -               273
   Deferred income                                                                                (828)             (891)
   Deferred income tax                                                                               -            (1,437)
Changes in assets and liabilities:
   Accounts receivable                                                                           2,002               877
   Merchandise inventory                                                                        (9,571)          (39,412)
   Prepaid expenses and other                                                                   (1,577)             (463)
   Other long term assets                                                                          (74)            2,838
   Accounts payable, trade                                                                       2,757            24,777
   Other current liabilities                                                                    (2,306)           (2,065)
                                                                                              --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                                           (8,797)          (14,433)
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                         (2,158)           (4,082)
   Proceeds from sale of partnership interest                                                   17,269             9,389
   Proceeds from sale of real estate and fixed assets                                            1,139                 -
   Sale of investments                                                                               -             7,000
   Restricted investments                                                                          (20)               (5)
                                                                                              --------          --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                       16,230            12,302
                                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                                     4,031            11,560
   Payments of long-term debt                                                                   (1,989)          (23,501)
   Stock options exercised                                                                         706               555
   Treasury stock issued                                                                         3,106               956
   Treasury stock acquired                                                                     (16,214)           (6,017)
                                                                                              --------          --------
NET CASH USED IN FINANCING ACTIVITIES                                                          (10,360)          (16,447)
                                                                                              --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (2,927)          (18,578)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   4,671            19,780
                                                                                              --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  1,744          $  1,202
                                                                                              ========          ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 31, 2005

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

Note 2.  Reclassifications

         Investments in auction rate securities have been reclassified from cash and cash equivalents to investments available for sale on the Consolidated Condensed Balance Sheet. The reclassification was effected because the securities had stated maturities beyond three months. The amount of auction rate securities was $7 million at April 30, 2004. There were no auction rate securities at July 31, 2005 or 2004. The Company reclassified $2.2 million of in transit credit card and finance contract settlements from cash to accounts receivable as of July 31, 2004.

Note 3.  Accounting Policies

         The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date), management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. The provision for income taxes could vary based upon full year synthetic fuel production levels, federal income tax law changes, the price of certain fuel products adjusted for inflation and Internal Revenue Service audits.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.


                                                                    Three Months Ended               Six Months Ended
                                                                         July 31                          July 31
                                                                         -------                          -------
Product Category                                                 2005              2004            2005            2004
----------------                                                 ----              ----            ----            ----
Televisions...............................................         49.1%             48.2%           52.2%           49.5%
Appliances................................................          29.6              25.4           24.8            22.6
Audio.....................................................           8.8              11.3           10.1            12.8
Video.....................................................           5.0               6.5            5.1             6.7
Other.....................................................           7.5               8.6            7.8             8.4
                                                                 -------            ------         ------          ------
                                                                  100.0%            100.0%         100.0%          100.0%
                                                                 =======            ======         ======          ======

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

         Interest expense of $1,330,000 for the six months ended July 31, 2005 is net of approximately $15,000 of interest capitalized. Interest expense of $1,718,000 for the six months ended July 31, 2004 is net of approximately $11,000 of interest capitalized. Cash paid for interest for the six months ended July 31, 2005 and 2004 was approximately $1,214,000 and $1,649,000, respectively.

         During the first six months of fiscal 2004, the Company completed the early payoff of mortgages for 42 retail locations totaling approximately $21.6 million. The scheduled payment on these notes included approximately $1.2 million for the last six months of fiscal 2004, $6.2 million for fiscal 2005, $6.9 million for fiscal 2006, $1.6 million for fiscal 2007, $1.4 million for fiscal 2008 and $4.3 million thereafter. The Company incurred a charge of approximately $614,000, including cash payments of approximately $341,000 for the first six months of fiscal 2004 related to this termination of debt.

         During the first half of fiscal 2005 the Company received 90,096 shares of common stock into treasury with a market value of approximately $1.3 million as payment for the exercise of options for 297,775 shares of common stock.

         The Company applies an effective tax rate to interim periods that is consistent with the Company's estimated annual tax rate. The tax credits generated from synthetic fuel operations reduce the Company's overall effective tax rate. Estimates of the effective tax rate may change based upon synthetic fuel production and the Company's projected income. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         The Company paid income taxes of approximately $4,025,000 and $2,139,000 for the six months ended July 31, 2005 and 2004, respectively.

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

         In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS 3." SFAS 154 requires retrospective application to prior periods' financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS 154 retains the guidance contained in APB No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in the first quarter of fiscal 2006.

Note 4.  Stock Option Plans

         The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

         The following summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2005:

                Outstanding at January 31, 2005 ($3.61 to $16.04 per share).............................    5,751,308
                Exercised ($3.61 to $14.745 per share)..................................................    (673,853)
                Canceled or expired ($8.01 to $14.745 per share)........................................     (41,450)
                                                                                                             --------
                Outstanding at July 31, 2005 ($3.61 to $16.04 per share)................................    5,036,005
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

         Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                                Three Months Ended        Six Months Ended
                                                                                    July 31                  July 31
                                                                                    -------                  -------
                                                                                 2005         2004         2005        2004
                                                                                 ----         ----         ----        ----
Net Income                                                     As Reported      $8,721        $3,284     $14,821      $7,369
                                             Compensation Cost, net of tax       1,502           787       2,340       1,540
                                                                 Pro forma       7,219         2,497      12,481       5,829

Basic net income per share                                     As Reported      $ 0.80        $ 0.29      $ 1.35      $ 0.66
                                             Compensation Cost, net of tax         .14           .07         .22         .14
                                                                 Pro forma        0.66          0.22        1.13        0.52

Diluted net income per share                                   As Reported      $ 0.70        $ 0.26      $ 1.18      $ 0.57
                                             Compensation Cost, net of tax         .12           .06         .19         .12
                                                                 Pro forma        0.58          0.20        0.99        0.45


         The compensation cost, net of tax for the three and six months ended July 31, 2005 includes approximately $766,000 related to the accelerated vesting of certain options granted to non-director employees.

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



Note 5.  Income Per Share from Continuing Operations

         The following table reconciles the basic and diluted net income per share from continuing operations computation for each period presented (in thousands, except per share amounts):


                                                       Three Months Ended                      Six Months Ended
                                                         July 31, 2005                           July 31, 2005
                                                         -------------                           -------------
                                                                              Per                                      Per
                                                  Income       Shares        Share         Income       Shares        Share
                                                  ------       ------        -----         ------       ------        -----
Basic income per share from
continuing operations                             $8,868       10,871        $0.81        $14,956       11,011        $1.36
                                                                             =====                                    =====
Effect of stock options                                         1,566                                    1,591
                                                  ------       ------                     -------       ------
Diluted income per share from
continuing operations                             $8,868       12,437        $0.71        $14,956       12,602        $1.19
                                                  ======       ======        =====        =======       ======        =====



                                                     Three Months Ended                      Six Months Ended
                                                        July 31, 2004                          July 31, 2004
                                                        -------------                          -------------
                                                                              Per                                     Per
                                                  Income       Shares        Share         Income       Shares       Share
                                                  ------       ------        -----         ------       ------       -----
Basic income per share from
continuing operations                             $3,588       11,225        $0.32         $7,806       11,190       $0.70
                                                                             =====                                   =====
Effect of stock options                                         1,629                                    1,735
                                                  ------       ------                      ------       ------
Diluted income per share from
continuing operations                             $3,588       12,854        $0.28         $7,806       12,925       $0.60
                                                  ======       ======        =====         ======       ======       =====


         For the three months ended July 31, 2005 and 2004, a total of 314,336 shares and 656,736 shares, respectively, and for the six months ended July 31, 2005 and 2004, a total of 314,336 and 334,736 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.


Note 6.  Synthetic Fuel

         Income from continuing operations for the second quarter and first six months of fiscal 2005 includes approximately $6.1 million and $12.1 million, respectively, of pre-tax investment income from the sales of the Company's entire Partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., a synthetic fuel limited partnership. Of the $12.1 million for the first six months of fiscal 2005, approximately $448,000 relates to a payment received for 2004 production. The 2004 production payments made to the Company were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to the Company after the Internal Revenue Service published the 2004 income tax credit per ton amount in April 2005.

         On March 30, 2004 the Company also sold its entire ownership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million at closing along with a secured contingent payment note that could provide additional investment income to the Company. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of "qualified production" produced and sold by the facility through 2007. During the second quarter of fiscal 2005, we recognized approximately $0.8 million of additional income from the qualified production.

         The Company remains a limited partner in Somerset SynFuel, L.P. This partnership is operational and producing synthetic fuel. The Company is receiving Section 29 federal income tax credits in connection with production and sales of synthetic fuel from the Somerset facility.

         As provided by the current Internal Revenue Code, the Code Section 29 tax credit program is expected to continue through December 31, 2007. Recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for 2005 and one or more of the years following fiscal 2005. This possibility is due to a provision of Section 29 that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the Section 29 tax credits are subject to phase out. For calendar year 2004, the Threshold Price was $51.34 per barrel and the Phase Out Price was $64.47 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation and are published by the Internal Revenue Service in April of the following year.

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

Note 7.  Discontinued Operations and Assets Held for Sale

         During the first six months of fiscal 2005 the Company closed five stores in which the Company vacated the market. Those stores and certain other stores closed in previous periods were classified as discontinued operations for all periods presented. Two of the closed stores are classified as held for sale. The net assets of those stores at July 31, 2005 were approximately $1,669,000. The Company expects to sell the assets related to these stores within the next 12 months through normal real estate channels. No loss has been recognized as the estimated net realizable values exceed the carrying values of these assets.

         Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.


                                                                    Three Months Ended       Six Months Ended
                                                                         July 31                  July 31
                                                                         -------                  -------
                                                                     2005        2004       2005          2004
                                                                     ----        ----       ----          ----
                                                                                    (In Thousands)
Net sales......................................................      $121       $3,412     $1,602        $7,185
Cost of merchandise sold ......................................       143        2,730      1,423         5,467
Loss before benefit for income taxes ..........................       225          467        400           673
Benefit for income taxes.......................................        78          163        140           236
Net loss.......................................................      $147         $304       $260          $437

Note 8.  Subsequent Event

         On August 30, 2005, Hurricane Katrina caused damage to a minimum of three of our stores. We are evaluating the related damage to other stores in the area. We do not believe that the impact of business interruption or required repairs to damaged stores will have a material impact on future results of operations or require material capital expenditures. However, until we are able to complete a thorough evaluation of storm damage to all of our stores, we cannot estimate the impact of the storm damage on our financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of July 31, 2005 we operated 228 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2005" means the period February 1, 2005 to January 31, 2006.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                         Three Months               Six Months
                                                                            Ended                     Ended
                                                                           July 31                   July 31
                                                                           -------                   -------
                                                                     2005           2004        2005         2004
                                                                     ----           ----        ----         ----
Net sales......................................................     100.0%         100.0%      100.0%        100.0%
Cost of merchandise sold.......................................      70.5           71.6        71.6          71.2
                                                                    -----          -----       -----         -----
   Gross profit................................................      29.5           28.4        28.4          28.8
Selling, general and administrative expenses...................      28.6           27.5        27.0          27.6
                                                                    -----          -----       -----         -----
Operating income...............................................       0.9            0.9         1.4           1.2
Investment income..............................................       0.1              -         0.1             -
Interest expense...............................................      (0.8)          (0.9)       (0.8)         (1.0)
Loss on early termination of debt..............................         -           (0.6)          -          (0.3)
Income from limited partnerships...............................      12.2            3.9         9.4           5.0
                                                                    -----          -----       -----         -----
    Income from continuing operations before provision
    (benefit) for income taxes and discontinued operations...        12.4            3.3        10.1           4.9
Provision (benefit) for income taxes..........................        1.9           (0.9)        1.5           0.3
                                                                    -----          -----       -----         -----
Income from continuing operations..............................      10.5            4.2         8.6           4.6
Loss from discontinued operations, net of tax..................      (0.2)          (0.4)       (0.1)         (0.3)
Gain on disposal of discontinued operations, net of tax........         -              -           -             -
                                                                    -----          -----       -----         -----
Net income.....................................................      10.3%           3.8%        8.5%          4.3%
                                                                    =====          =====       =====         =====

Comparison of Three Months and Six Months Ended July 31, 2005 and 2004

Net sales in the quarter ended July 31, 2005 were $84.7 million compared to $85.8 million in the prior year's second quarter, representing a decrease of $1.1 million or 1.3%. Net sales do not include sales from stores closed and classified as discontinued operations.

         This decrease was primarily caused by a decrease in comparable store sales of 0.5% for the second quarter of fiscal 2005. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts. We had a net reduction of eleven stores (ten of which were classified as discontinued operations) since the end of the second quarter of fiscal 2004.

         Our strongest product category for the second quarter of fiscal 2005 was the appliance category which positively impacted comparable store sales by 4.2%. This increase is primarily related to higher demand for air conditioners based upon a warmer June and July in many of our markets. The video category negatively impacted comparable store sales by 1.8%. The audio category negatively impacted comparable store sales by 2.6%. Both the audio and video categories have been impacted by lower price points of their respective products and these products becoming more of a commodity item with very high levels of competition.

         Net sales for the first half of fiscal 2005 were $174.3 million compared to $170.2 million for the first half of fiscal 2004. This represents an increase of $4.0 million or 2.4%. Comparable store sales increased by approximately 3.2% for the first half of fiscal 2005.

         The television and appliance product categories positively impacted comparable store sales for the first half of fiscal 2005 with the television category impact being 4.1% and the appliance category impact being 3.3%. Strong demand for plasma and LCD televisions contributed to the television category increase while strong air conditioner sales accounted for the majority of the increase in the appliance comparable store sales performance. The audio and video categories negatively impacted comparable store sales for the first half of fiscal 2005 by 2.4% and 1.8% respectively reflecting a continuing trend of lower price points of the respective products and these products becoming more of a commodity item with very high levels of competition.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.

                                                                    Three Months Ended           Six Months Ended
                                                                         July 31                     July 31
                                                                         -------                     -------
Product Category                                                     2005           2004        2005          2004
----------------                                                     ----           ----        ----          ----
Televisions...............................................           49.1%          48.2%       52.2%         49.5%
Appliances................................................           29.6           25.4        24.8          22.6
Audio.....................................................            8.8           11.3        10.1          12.8
Video.....................................................            5.0            6.5         5.1           6.7
Other.....................................................            7.5            8.6         7.8           8.4
                                                                    -----          -----       -----         -----
                                                                    100.0%         100.0%      100.0%        100.0%
                                                                    =====          =====       =====         =====

         As of July 31, 2005, we had 228 stores compared to 239 stores one year earlier. We did not open any stores and closed six stores during the first half of fiscal 2005. We did not open any stores and closed three stores during the first half of fiscal 2004.

         Gross profit of $25.0 million (29.5% of net sales) in the second quarter of fiscal 2005 was approximately $0.7 million higher than the $24.3 million (28.4% of net sales) recorded in the second quarter of fiscal 2004. Gross profit for the first half of fiscal 2005 was $49.5 million (28.4% of net sales) compared to $49.1 million (28.8% of net sales) for the first half of fiscal 2004. Gross profit margin for the second quarter of fiscal 2005 was positively impacted by air conditioner sales which tend to have higher gross profit margins than our other core products. Gross profit margin for the first half of fiscal 2005 was negatively impacted by recognition of a lower amount of extended service contract sales which generally have a higher gross profit margin associated with it.

         Selling, general and administrative expenses for the second quarter of fiscal 2005 were $24.2 million (28.6% of net sales), an increase of $0.7 million or 3.1% from $23.5 million (27.5% of net sales) for the second quarter of fiscal 2004. Selling, general and administrative expenses were $47.1 million (27.0% of net sales) for the first six months of fiscal 2005 representing an increase of $0.1 million or 0.2% from $47.0 million (27.6% of net sales) for the first six months of fiscal 2004. The increase in expenditures was primarily a result of higher payroll costs associated with higher commissions paid to sales personnel as well as accruals for executive incentive pay associated with higher corporate profitability. These increases were late partially offset by a corresponding decrease in advertising expenditures.

         Operating income in the second quarter of fiscal 2005 was $0.7 million (0.9% of net sales), a decrease of $0.1 million (6.7%) from the $0.8 million (0.9% of net sales) for the second quarter of fiscal 2004. Operating income in the first half of fiscal 2005 was $2.5 million (1.4% of net sales), an increase of $0.4 million (18.1%) over the $2.1 million (1.2% of net sales) for the first six months of fiscal 2004.

         Investment income for the second quarter of fiscal 2005 was $0.1 million (0.1 % of net sales), unchanged from the second quarter of fiscal 2004. Investment income for the first half of fiscal 2005 was $0.1 million (0.1 % of net sales), unchanged from the first six months of fiscal 2004.

         Interest expense was $0.7 million (0.8% of net sales) for the second quarter of fiscal 2005 compared to $0.8 million (0.9% of net sales) for the second quarter of fiscal 2004. Interest expense was $1.3 million (0.8% of net sales) for the first six months of fiscal 2005 compared to $1.7 million (1.0% of net sales) for the first six months of fiscal 2004. Interest expense for the current year has been lowered due to lower average borrowings on the line of credit and the pay-off of approximately $25.4 million in mortgage debt in the prior year.

         During the first six months of fiscal 2004 the Company completed the early payoff of mortgages for 42 retail locations totaling approximately $21.6 million. The Company incurred a charge of approximately $0.6 million including cash payments of approximately $0.3 million, for the first six months of fiscal 2004 related to this termination of debt. There were no early terminations of debt in fiscal 2005.

         Results for the second quarter of fiscals 2005 and 2004 also reflect the impact of our equity investment in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P., and Somerset SynFuel, L.P., which produce synthetic fuels. We remain a limited partner in the Somerset limited partnership but have sold our ownership interest in the Colona limited partnership through a series of three sales. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold.

         Below is a table summarizing the income from the sales, net of certain expenses. The higher income for the current year generally reflects higher production levels compared to the previous year.

                                                                      Three Months Ended         Six Months Ended
                                                                            July 31                  July 31
                                                                            -------                  -------
                                                                     2005           2004        2005          2004
                                                                     ----           ----        ----          ----
                                                                                       (In Thousands)
February 1, 1999 sale.......................................       $2,148         $1,331      $4,522        $3,178
July 31, 2000 sale..........................................        2,106          1,078       4,020         2,637
May 31, 2001 sale...........................................        1,872            944       3,574         2,296
                                                                   ------         ------     -------        ------
                                                                   $6,126         $3,353     $12,116        $8,111
                                                                   ======         ======     =======        ======


         Income from synthetic fuel investments for the second quarter of fiscal 2005 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to the Company. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold through 2007. During the second quarter of fiscal 2005, we recognized approximately $0.8 million of additional income from the qualified production.

         Our effective tax rate was 15.5% and (27.0%) for the second quarter of fiscals 2005 and 2004, respectively, after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code. Our effective tax rate for fiscal 2005 will depend on the level of federal income tax credits generated by the limited partnerships, which we do not control, and any limitations on those credits under the Internal Revenue Code. Our effective tax rate was 15.2% and 7.9% for the first six months of fiscals 2005 and 2004, respectively. Our effective tax was reduced for the quarter and six months ended July 31, 2004 as a result of a $1.4 million reduction in our valuation allowance for the alternative minimum tax credit carryforwards resulting from the conclusion in June 2004 of the Internal Revenue Service audit of the Somerset partnership for certain years. The audit resulted in no change to the tax credits for the period audited.

         During the quarter and six months ended July 31, 2005 we closed one and five stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $0.1 million for the second quarter of fiscal 2005, compared to a loss of $0.3 million for the second quarter of fiscal 2004. We had a loss from discontinued operations, net of tax benefit, of $0.3 million for the first half of fiscal 2005 compared to $0.4 million for the first half of fiscal 2004.

         We sold one property during the first half of fiscal 2005 that had been previously closed. As a result, we had a gain, net of tax expense, of $0.1 million.

         As a result of the foregoing, net income for the second quarter of fiscal 2005 was $8.7 million, a 165.6% increase from $3.3 million for the second quarter of fiscal 2004. Net income for the first half of fiscal 2005 was $14.8 million, a 101.1% increase from $7.4 million for the first six months of fiscal 2004.

Liquidity and Capital Resources

         Net cash used in operating activities was approximately $8.8 million for the first six months of fiscal 2005, compared to $14.4 million used in operating activities for the first six months of fiscal 2004. For the first half of fiscal 2005, cash was provided by net income of $14.8 million, adjusted for the impact of $16.4 million for gains on our installment sales of the limited partnership interests, non-cash items of $2.0 million, which consisted of depreciation and amortization, accounts receivable, deferred income, prepaid expenses and loss on disposal of fixed assets. In addition, accounts payable provided cash of $2.8 million, primarily a result of changes in inventory levels. The primary use of cash was an increase in inventory of $9.6 million primarily due to seasonal fluctuations. The other use of cash was a decrease in other current liabilities of $2.3 million.

         At July 31, 2005, working capital was $89.3 million compared to $88.0 million at January 31, 2005. This increase is primarily a result of greater cash proceeds from our synthetic fuel investments. The ratio of current assets to current liabilities was 2.4 to 1 at July 31, 2005 and 2.5 to 1 at January 31, 2005. We received our $9.0 million escrow deposit, in the second quarter of fiscal 2005, related to our post due diligence termination of the escrow as to our proposed investment in an ethanol production facility.

         During the first half of fiscal 2005, we received proceeds of $17.3 million from installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $2.2 million during the first six months of fiscal 2005, primarily related to the relocation of a store, the purchase of a store previously leased and improvements to a distribution center. We received proceeds of approximately $1.1 million from the sale of a store previously closed and reported as discontinued operations.

         Cash used in financing activities totaled approximately $10.4 million for the first six months of fiscal 2005. Cash was provided by stock option activity of $3.8 million. We also recorded a tax benefit of approximately $1.6 million during the first half of fiscal 2005 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of $4.0 million was provided by an increase in the line of credit. Cash of $2.0 million was used for scheduled payments of mortgage debt. Cash of approximately $16.2 million was also used to acquire approximately 1.0 million shares of our common stock. On August 30, 2005, the Company's Board of Directors increased the Company's share repurchase authorization by an additional 1 million shares. We currently have approximately 1,256,000 authorized shares remaining available for purchase under the stock buy-back program.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                                         Total Number of Shares       Maximum Number
                                                                                Purchased         of Shares that May Yet
                                     Total Number                          as Part of Publicly    Be Purchased Under the
                                      of Shares         Average Price        Announced Plans               Plans
Period                              Purchased (1)      Paid per Share      or Programs (2)(3)       or Programs (2)(3)
------                              -------------      --------------      -------------------      ------------------
May 1-31, 2005                         146,300              $13.63               146,300                 1,186,945
June 1-30, 2005                        781,677              $14.81               707,300                   479,645
July 1-31, 2005                        151,719              $15.10               136,000                   343,645
                                       -------              ------               -------                   -------
Total                                 1,079,696            $ 14.69               989,600                   343,645
                                      =========              =====               =======                   =======

------------------------

          (1) A total of 30,759, 43,618 and 15,719 shares of common stock were purchased by the Company other than through a publicly announced plan or program. These shares were acquired on June 6, June 28, and July 14, 2005, respectively in payment of the exercise price of stock options exercised by Stuart A. Rose, Chairman, President and Chief Executive Officer of the Company all pursuant to the Company's Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $14.75, $14.44 and $14.98 per share, respectively.

          (2) On May 26, 2005, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of its common stock from time to time in private or market transactions at prevailing market prices. At July 31, 2005, a total of 343,645 shares remained available to purchase under this plan.

          (3) On August 30, 2005, the Company's Board of Directors increased the Company's share repurchase authorization by an additional 1,000,000 shares.

Item 6. Exhibits.

         The following exhibits are filed with this report:

          4(a) First Amendment to Amended and Restated Loan Agreement and
               Consent Under Amended and Restated Parent Guaranty dated as of August 5, 2005 among the Borrowers, REX Stores Corporation, the Lenders named therein, Fleet Retail Group, LLC as agent for the Lenders and KeyBank National Association as syndication agent

          31   Rule 13a-14(a)/15d-14(a) Certifications

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


                                   REX STORES CORPORATION
                                   Registrant


                Signature                                   Title                                    Date
                ---------                                   -----                                    ----
             STUART A. ROSE                Chairman of the Board                                 September 7, 2005
             --------------                 (Chief Executive Officer)
            (Stuart A. Rose)

          DOUGLAS L. BRUGGEMAN              Vice President, Finance and Treasurer                September 7, 2005
          --------------------               (Chief Financial Officer)
         (Douglas L. Bruggeman)