Form 10-Q
period 2005-10-31
REX STORES CORP
filed 2005-12-08
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2005

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

                                   ----------

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

                                   ----------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

At the close of business on December 7, 2005 the registrant had 10,271,046 shares of Common Stock, par value $.01 per share, outstanding.

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

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................................................ 15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ............................... 21

Item 4.      Controls and Procedures .................................................................. 21


PART II.  OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds .............................. 22

Item 6.      Exhibits ................................................................................. 22


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets


                                                    October 31   January 31      October 31
                                                       2005         2005            2004
                                                       ----         ----            ----
                                                                (In Thousands)
                                                    Unaudited                    Unaudited

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $   1,254    $   4,671    $   1,075
   Accounts receivable, net                              4,460        5,460        5,088
   Synthetic fuel receivable                             2,930        1,675        1,848
   Merchandise inventory                               135,220      124,188      152,215
   Prepaid expenses and other                            1,555        1,230        2,897
   Future income tax benefits                           10,929       10,929        8,703
                                                     ---------    ---------    ---------
     Total current assets                              156,348      148,153      171,826

PROPERTY AND EQUIPMENT, NET                            127,626      129,723      130,487
ASSETS HELD FOR SALE                                     1,669        1,986        2,569
OTHER ASSETS                                               823          841          612
FUTURE INCOME TAX BENEFITS                              27,978       27,978       16,082
RESTRICTED INVESTMENTS                                   2,300        2,270        2,265
                                                     ---------    ---------    ---------

   Total assets                                      $ 316,744    $ 310,951    $ 323,841
                                                     =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                     $        -    $      -    $  15,169
   Current portion of long-term debt                     2,958        2,897        2,939
   Current portion of deferred income
     and deferred gain on sale and leaseback            10,609       10,432       10,378
   Accounts payable, trade                              38,919       32,842       49,259
   Accrued income taxes                                    418        1,567          -
   Accrued payroll and related items                     5,777        6,303        5,101
   Other current liabilities                             6,596        6,152        7,454
                                                     ---------    ---------    ---------
      Total current liabilities                         65,277       60,193       90,300
                                                     ---------    ---------    ---------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                              27,774       30,501       31,633
   Deferred income                                      11,349       11,703       11,522
                                                     ---------    ---------    ---------
      Total long-term liabilities                       39,123       42,204       43,155
                                                     ---------    ---------    ---------

SHAREHOLDERS' EQUITY:
   Common stock                                            293          290          287
   Paid-in capital                                     134,985      133,474      130,705
   Retained earnings                                   234,332      212,629      195,830
   Treasury stock                                     (157,266)    (137,839)    (136,436)
                                                     ---------    ---------    ---------

   Total shareholders' equity                          212,344      208,554      190,386
                                                     ---------    ---------    ---------

     Total liabilities and shareholders' equity      $ 316,744    $ 310,951    $ 323,841
                                                     =========    =========    =========



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited


                                                           Three Months Ended         Nine Months Ended
                                                               October 31                October 31
                                                               ----------                ----------
                                                           2005           2004       2005          2004
                                                           ----           ----       ----          ----
                                                              (In Thousands, Except Per Share Amounts)
NET SALES                                                 $  94,321    $  90,502    $ 267,011    $ 259,172
COSTS AND EXPENSES:
   Cost of merchandise sold                                  68,465       66,138      192,073      186,165
                                                          ---------    ---------    ---------    ---------
   Gross profit                                              25,856       24,364       74,938       73,007
   Selling, general and administrative expenses              24,689       24,846       71,284       71,359
                                                          ---------    ---------    ---------    ---------

Operating income (loss)                                       1,167         (482)       3,654        1,648

INVESTMENT INCOME                                                23            7          155          152
INTEREST EXPENSE                                               (690)        (719)      (2,020)      (2,437)
LOSS ON EARLY TERMINATION OF DEBT                               -            -            -           (614)
GAIN ON SALE OF REAL ESTATE                                     253          121          253          121
INCOME FROM SYNTHETIC FUEL INVESTMENTS                        8,433        5,219       24,813       13,798
                                                          ---------    ---------    ---------    ---------

Income from continuing operations before provision
   for income taxes and discontinued operations               9,186        4,146       26,855       12,668
PROVISION FOR INCOME TAXES                                    2,203          564        4,900        1,251
                                                          ---------    ---------    ---------    ---------

Income from continuing operations                             6,983        3,582       21,955       11,417
Loss from discontinued operations, net of tax                  (101)        (201)        (377)        (667)
Gain on disposal of discontinued operations, net of tax         -            -            125          -
                                                          ---------    ---------    ---------    ---------
Net Income                                                $   6,882    $   3,381    $  21,703    $  10,750
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                                          10,532       10,897       10,850       11,092
                                                          =========    =========    =========    =========

Basic income per share from continuing operations         $    0.66    $    0.33    $    2.02    $    1.03
Basic loss per share from discontinued operations             (0.01)       (0.02)       (0.03)       (0.06)
Basic income per share on disposal of discontinued
operations                                                      -            -           0.01          -
                                                          ---------    ---------    ---------    ---------
BASIC NET INCOME PER SHARE                                $    0.65    $    0.31    $    2.00    $    0.97
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                        11,865       12,610       12,353       12,778
                                                          =========    =========    =========    =========

Diluted income per share from continuing operations       $    0.59    $    0.29    $    1.78    $    0.89
Diluted loss per share from discontinued operations           (0.01)       (0.02)       (0.03)       (0.05)
Diluted income per share on disposal of discontinued
operations                                                      -            -           0.01          -
                                                          ---------    ---------    ---------    ---------

DILUTED NET INCOME PER SHARE                              $    0.58    $    0.27    $    1.76    $    0.84
                                                          =========    =========    =========    =========




The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders' Equity
Unaudited



                                             Common Shares
                                     Issued               Treasury                                     Total
                                     ------               --------           Paid-in    Retained   Shareholders'
                                 Shares   Amount     Shares       Amount     Capital    Earnings     Equity
                                 ------   ------     ------       ------     -------    --------     ------
                                                                    (In Thousands)
Balance at January 31, 2005      29,038   $ 290       17,865    $(137,839)   $133,474   $212,629   $208,554

Net income                                                                                21,703     21,703

Treasury stock acquired                                1,697      (24,383)                          (24,383)

Stock options exercised
  And related tax effects           289       3         (627)       4,956       1,511                 6,470

                              ---------   -----    ---------    ---------    --------   --------   --------
Balance at October 31, 2005      29,327   $ 293       18,935    $(157,266)   $134,985   $234,332   $212,344
                              =========   =====    =========    =========    ========   ========   ========



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited


                                                                               Nine Months Ended
                                                                                   October 31
                                                                                2005        2004
                                                                                ----        ----
                                                                                  (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 21,703    $ 10,750
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization, net                                              3,330       3,051
   Income from limited partnerships                                              (24,813)    (13,798)
   (Gain) loss on disposal of fixed assets                                           (46)        246
   Loss on early termination of debt                                                 -           273
   Deferred income                                                                  (177)     (1,106)
   Deferred income tax                                                               -        (1,437)
Changes in assets and liabilities:
   Accounts receivable                                                             1,000        (282)
   Merchandise inventory                                                         (11,032)    (35,460)
   Prepaid expenses and other                                                       (325)     (1,689)
   Other long term assets                                                             18       2,865
   Accounts payable, trade                                                         6,077      16,514
   Other current liabilities                                                      (1,231)     (2,067)
                                                                                --------    --------
NET CASH USED IN OPERATING ACTIVITIES                                             (5,496)    (22,140)
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (2,390)     (5,438)
   Proceeds from sale of partnership interest                                     23,558      15,048
   Proceeds from sale of real estate and fixed assets                              1,520         194
   Proceeds from sale of investments                                                 -         7,000
   Restricted investments                                                            (30)         (8)
                                                                                --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         22,658      16,796
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                         -        15,169
   Payments of long-term debt                                                     (2,666)    (24,234)
   Stock options exercised                                                         4,598       4,061
   Treasury stock acquired                                                       (22,511)     (8,357)
                                                                                --------    --------
NET CASH USED IN FINANCING ACTIVITIES                                            (20,579)    (13,361)
                                                                                --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (3,417)    (18,705)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     4,671      19,780
                                                                                --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  1,254    $  1,075
                                                                                ========    ========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                October 31, 2005

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

Note 2. Reclassifications

         As a result of a previous reclassification of investments in auction rate securities from cash and cash equivalents to investments available for sale, there was an increase in sales of investments and an increase in cash provided by investing activities of $7 million in the nine months ended October 31, 2004 Consolidated Condensed Statement of Cash Flows. The Company reclassified $2.9 million of in transit credit card and finance contract settlements from cash to accounts receivable as of October 31, 2004.

Note 3. Accounting Policies

         The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. The provision for income taxes could vary based upon full year synthetic fuel production levels, federal income tax law changes, the price of certain fuel products adjusted for inflation and Internal Revenue Service audits.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.


                                                     Three Months Ended              Nine Months Ended
                                                         October 31                      October 31
                                                        ----------                       ----------
Product Category                                   2005              2004           2005            2004
------------------                                 ----              ----           ----           ----
Televisions...........................            56.6%             57.2%          53.7%           52.2%
Appliances............................             24.2              19.5           24.6            21.6
Audio.................................              7.6               9.9            9.2            11.8
Video.................................              4.5               5.6            4.9             6.3
Other.................................              7.1               7.8            7.6             8.1
                                                 ------            ------         ------          ------
                                                 100.0%            100.0%         100.0%          100.0%
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

         Cost of merchandise sold includes the cost of merchandise, markdowns and inventory shrink, receiving, warehousing and freight charges to deliver merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling, general and administrative expenses. As a result of this classification, the Company's gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling, general and administrative expense.

         The Company includes stores expenses (such as payroll and occupancy costs), advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

         Interest expense of $2,020,000 for the nine months ended October 31, 2005 is net of approximately $15,000 of interest capitalized. Interest expense of $2,437,000 for the nine months ended October 31, 2004 is net of approximately $30,000 of interest capitalized. Cash paid for interest for the nine months ended October 31, 2005 and 2004 was approximately $1,907,000 and $2,320,000, respectively.

         During the first nine months of fiscal 2004, the Company completed the early payoff of mortgages for 42 retail locations totaling approximately $21.6 million. The scheduled payment on these notes included approximately $0.5 million for the last three months of fiscal 2004, $6.2 million for fiscal 2005, $6.9 million for fiscal 2006, $1.6 million for fiscal 2007, $1.4 million for fiscal 2008 and $4.3 million thereafter. The Company incurred a charge of approximately $614,000, including cash payments of approximately $341,000 for the first nine months of fiscal 2004 related to this termination of debt.

         During the first nine months of fiscal 2005 the Company received 132,271 shares of common stock into treasury with a market value of approximately $1.9 million as payment for the exercise of options for 422,775 shares of treasury and common stock.

         The Company applies an effective tax rate to interim periods that is consistent with the Company's estimated annual tax rate. The tax credits generated from synthetic fuel operations reduce the Company's overall effective tax rate. As discussed in Note 6, the Company has divested itself of all ownership interests in facilities that produce synthetic fuel which qualifies for Section 29 tax credits. Thus, the Company will not receive any additional
Section 29 tax credits from synthetic fuel production subsequent to October 1, 2005. Estimates of the effective tax rate may change based upon the level of federal income tax credits generated by the limited partnerships (and the resulting income), which the Company does not control, any limitations on those credits under the Internal Revenue Code and the level of income from the Company's retail operations.

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

         The Company paid income taxes of approximately $4.5 million and $2.4 million for the nine months ended October 31, 2005 and 2004, respectively.

Recently Issued Accounting Standards

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

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations -- an Interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective at the end of the Company's fiscal year ending January 31, 2006. The impact of FIN 47 is not expected to have a material effect on the Company's consolidated financial statements.

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

         In July of 2005, the FASB issued a proposed interpretation of SFAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The interpretation, which is not yet finalized, would be effective in the first quarter of fiscal 2006. Any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. The Company is in the process of determining the impact this proposed interpretation will have on the Company's consolidated financial statements.

Note 4. Stock Option Plans

         The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

         The following summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2005:

           Outstanding at January 31, 2005 ($3.61 to $16.04 per share).............    5,751,308
           Exercised ($3.61 to $14.745 per share)..................................    (915,403)
           Canceled or expired ($8.01 to $16.04 per share).........................     (58,534)
                                                                                       ---------
           Outstanding at October 31, 2005 ($3.61 to $16.04 per share).............    4,777,371
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

         Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):


                                                                          Three Months             Nine Months
                                                                             Ended                   Ended
                                                                           October 31               October 31
                                                                           ----------               ----------
                                                                         2005          2004       2005        2004
                                                                         ----          ----       ----        ----
Net Income                                              As Reported      $6,882        $3,381     $21,703     $10,750
                                      Compensation Cost, net of tax         625           821       2,965       2,361
                                                          Pro forma       6,257         2,560      18,738       8,389

Basic net income per share
                                                        As Reported      $ 0.65        $ 0.31      $ 2.00      $ 0.97
                                      Compensation Cost, net of tax        0.06          0.08        0.27        0.21
                                                          Pro forma        0.59          0.23        1.73        0.76

Diluted net income per share
                                                        As Reported      $ 0.58        $ 0.27      $ 1.76      $ 0.84
                                      Compensation Cost, net of tax        0.05          0.07        0.24        0.18
                                                          Pro forma        0.53          0.20        1.52        0.66


         The compensation cost, net of tax for the nine months ended October 31, 2005 includes approximately $766,000 related to the accelerated vesting of certain options, effective May 26, 2005 which were granted to non-director employees on April 30, 2002.

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

Note 5. Income Per Share from Continuing Operations

         The following table reconciles the basic and diluted net income per share from continuing operations computation for each period presented (in thousands, except per share amounts):



                                                       Three Months Ended                      Nine Months Ended
                                                        October 31, 2005                       October 31, 2005
                                                        ----------------                       ----------------
                                                                             Per                                        Per
                                                Income       Shares         Share         Income        Shares         Share
                                                ------       ------         -----         ------        ------         -----
Basic income per share from continuing
operations                                         $6,983       10,532       $0.66        $21,955       10,850        $2.02
                                                                             =====                                    =====
Effect of stock options                                          1,333                                   1,503
                                                   ------       ------                    -------       ------
Diluted income per share from continuing
operations                                         $6,983       11,865       $0.59        $21,955       12,353        $1.78
                                                   ======       ======       =====        =======       ======        =====



                                                       Three Months Ended                      Nine Months Ended
                                                        October 31, 2004                       October 31, 2004
                                                        ----------------                       ----------------
                                                                             Per                                        Per
                                                Income       Shares         Share         Income        Shares         Share
                                                ------       ------         -----         ------        ------         -----
Basic income per share from continuing
operations                                         $3,582       10,897       $0.33        $11,417        11,092       $1.03
                                                                             =====                                    =====
Effect of stock options                                          1,713                                    1,686
                                                  ------        ------                    -------        ------
Diluted income per share from continuing
operations                                         $3,582       12,610       $0.29        $11,417        12,778       $0.89
                                                   ======       ======       =====        =======        ======       =====


         For the three and nine months ended October 31, 2005, a total of 303,502 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's comon stock for that period. For the three and nine months ended October 31, 2004, a total of 333,536 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company's common stock for that period.

Note 6. Synthetic Fuel

         Income from continuing operations for the third quarter and first nine months of fiscal 2005 includes approximately $6.0 million and $18.2 million, respectively, of pre-tax investment income from the sales of the Company's entire partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., a synthetic fuel limited partnership. Because the purchase price is based on the value of Section 29 tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited. Of the $18.2 million for the first nine months of fiscal 2005, approximately $448,000 relates to a payment received for 2004 production. The 2004 production payments made to the Company were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to the Company after the Internal Revenue Service published the 2004 inflation rate used for the income tax credit per ton calculation in April 2005.

         On March 30, 2004, the Company also sold its entire ownership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million at closing along with a secured contingent payment note that could provide additional investment income to the Company. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company is eligible to receive $1.50 per ton of "qualified production" produced and sold by the facility through 2007. Because the purchase price is based on the value of
Section 29 tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited. During the third quarter and first nine months of fiscal 2005, the Company recognized approximately $1.2 million and $5.5 million (inclusive of the $3.5 million one time payment), respectively, of pre-tax investment income from this sale.

         Effective October 1, 2005, the Company sold its entire ownership interest in a limited partnership, Somerset SynFuel, L.P., that owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income to the Company. The Company expects to receive quarterly payments through 2007 equal to 80% of the Section 29 tax credits attributable to the ownership interest sold, once such amount exceeds $1.2 million. Because the purchase price is based on the value of Section 29 tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited. During the third quarter and first nine months of fiscal 2005, the Company recognized approximately $1.2 million, net of commissions, of pre-tax investment income from this sale. With this sale, the Company has divested itself of all ownership interests in facilities that produce synthetic fuel which qualifies for Section 29 tax credits.

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

         The Company cannot predict with any certainty the Annual Average Price for 2005 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2004. However, if during 2005, or in subsequent years, oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, the Company's synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on the Company's synthetic fuel results of operations.

Note 7. Discontinued Operations and Assets Held for Sale

         During the first nine months of fiscal 2005 the Company closed seven stores in which the Company vacated the market or will not have a further continuing involvement with the related property. Those stores and certain other stores closed in previous periods or scheduled to be closed in the next twelve months were classified as discontinued operations for all periods presented. Two of the closed stores are classified as held for sale. The net assets of those stores at October 31, 2005 were approximately $1.7 million. The Company expects to sell the assets related to these stores within the next 12 months through normal real estate channels. No loss has been recognized as the estimated net realizable values exceed the carrying values of these assets.

         Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.


                                                                    Three Months Ended          Nine Months Ended
                                                                        October 31                 October 31
                                                                        ----------                 ----------
                                                                     2005          2004       2005          2004
                                                                     ----          ----       ----          ----
                                                                                    (In Thousands)

Net sales......................................................           $819      $3,875     $4,003         $12,631
Cost of merchandise sold ......................................            673       2,957      3,242           9,576
Loss before benefit for income taxes ..........................            155         309        580           1,026
Benefit for income taxes.......................................             54         108        203             359
Net loss.......................................................           $101        $201       $377            $667

Note 8. Storm Damage

         On August 30, 2005, Hurricane Katrina caused damage to three stores. The Company has substantially completed the evaluation of the related damage. The impact of business interruption or required repairs to damaged stores did not have a material impact on results of operations or require material capital expenditures. All stores were open and in operation as of October 31, 2005.

Note 9. Subsequent Event

         On November 28, 2005, the Company entered into an agreement to purchase a $5 million convertible secured promissory note. The proceeds of the note will be used to capitalize a limited liability company that intends to construct, and subsequently, operate an ethanol producing facility. The purchase of the note is expected to occur before June 1, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. The note purchase agreement requires the Company to obtain a $5 million irrevocable letter of credit to secure the Company's obligation to purchase the note. The note will allow the Company, at its sole discretion, to convert the note into an equity interest in the limited liability company. The $5 million letter of credit will reduce the borrowing availability under the Company's revolving line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of October 31, 2005 we operated 226 stores in 37 states, predominantly in small to medium-sized markets under the trade name "REX".

Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2005" means the period February 1, 2005 to January 31, 2006.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:


                                                       Three Months        Nine Months
                                                          Ended              Ended
                                                        October 31         October 31
                                                        ----------         ----------
                                                     2005       2004      2005     2004
                                                     ----       ----      ----     ----
Net sales ......................................     100.0%    100.0%    100.0%    100.0%
Cost of merchandise sold .......................      72.6      73.1      71.9      71.8
                                                     -----     -----     -----     -----
Gross profit ...................................      27.4      26.9      28.1      28.2
Selling, general and administrative expenses ...      26.2      27.4      26.7      27.6
                                                     -----     -----     -----     -----
Operating income (loss) ........................       1.2      (0.5)      1.4       0.6
Investment income ..............................        -         -        0.1       0.1
Interest expense ...............................      (0.7)     (0.8)     (0.8)     (0.9)
Loss on early termination of debt ..............        -         -         -       (0.2)
Gain on sale of real estate ....................       0.3       0.1        -         -
Income from synthetic fuel investments .........       8.9       5.7       9.3       5.3
                                                     -----     -----     -----     -----
    Income from continuing operations before
    provision for income taxes and discontinued
    operations .................................       9.7       4.5      10.0       4.9
Provision for income taxes .....................       2.3       0.6       1.8       0.5
                                                     -----     -----     -----     -----
Income from continuing operations ..............       7.4       3.9       8.2       4.4
Loss from discontinued operations, net of tax ..      (0.1)     (0.2)     (0.1)     (0.3)
Gain on disposal of discontinued operations, net
       of tax ..................................        -         -         -         -
                                                     -----     -----     -----     -----

Net income .....................................       7.3%      3.7%      8.1%      4.1%
                                                     =====     =====     =====     =====


Comparison of Three Months and Nine Months Ended October 31, 2005 and 2004

         Net sales in the quarter ended October 31, 2005 were $94.3 million compared to $90.5 million in the prior year's third quarter, representing an increase of $3.8 million or 4.2%. Net sales do not include sales from stores classified in discontinued operations.

         This increase was primarily caused by an increase in comparable store sales of 4.6% for the third quarter of fiscal 2005. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts. We had a net reduction of 13 stores (11 of which were classified as discontinued operations) since the end of the third quarter of fiscal 2004.

         Our strongest product category for the third quarter of fiscal 2005 was the appliance category which positively impacted comparable store sales by 6.3%. This increase is partially related to higher demand for air conditioners and an increased promotional effort. Additionally, our stores serving the Gulf Coast region experienced higher demand for appliances as a result of the recent hurricanes. The television category positively impacted comparable store sales by 1.6% as we continue to experience growth in light engine and plasma sets. The audio category negatively impacted comparable store sales by 2.0%. The video category negatively impacted comparable store sales by 1.1%. Both the audio and video categories have been impacted by lower price points of their respective products, as these products are becoming more of a commodity item with very high levels of competition.

         Net sales for the first nine months of fiscal 2005 were $267.0 million compared to $259.2 million for the first nine months of fiscal 2004. This represents an increase of $7.8 million or 3.0%. Comparable store sales increased by approximately 3.7% for the first nine months of fiscal 2005.

         The television and appliance product categories positively impacted comparable store sales for the first nine months of fiscal 2005 with the appliance category impact being 4.3% and the television category impact being 3.2%. Strong air conditioner demand and promotional efforts accounted for a majority of the increase in the appliance comparable store sales performance and demand for light engine and plasma televisions contributed to the television category increase. The appliance category has also recently benefited from strong demand for appliances in the Gulf Coast region as a result of the recent hurricane related damage to markets we serve. The audio and video categories negatively impacted comparable store sales for the first nine months of fiscal 2005 by 2.3% and 1.5%, respectively, reflecting a continuing trend of lower price points of the respective products, as these products are becoming more of a commodity item with very high levels of competition.

         The following table reflects the approximate percent of net sales for each major product group for the periods presented.


                                                                    Three Months Ended               Nine Months Ended
                                                                       October 31                       October 31
                                                                       ----------                       ----------
Product Category                                                       2005              2004           2005            2004
------------------                                                     ----              ----           ----            ----
Televisions...............................................            56.6%             57.2%          53.7%           52.2%
Appliances................................................             24.2              19.5           24.6            21.6
Audio.....................................................              7.6               9.9            9.2            11.8
Video.....................................................              4.5               5.6            4.9             6.3
Other.....................................................              7.1               7.8            7.6             8.1
                                                                     ------            ------         ------          ------
                                                                     100.0%            100.0%         100.0%          100.0%
                                                                     ======            ======         ======          ======


         As of October 31, 2005, we operated 226 stores compared to 238 stores one year earlier. We did not open any stores and closed eight stores during the first nine months of fiscal 2005. We did not open any stores and closed ten stores during the first nine months of fiscal 2004. As of October 31, 2005, we also own six properties that are leased, under operating leases, to tenants. At October 31, 2004, we owned four properties that were leased, under operating leases, to tenants.

         Gross profit of $25.9 million (27.4% of net sales) in the third quarter of fiscal 2005 was approximately $1.5 million higher than the $24.4 million (26.9% of net sales) recorded in the third quarter of fiscal 2004. Gross profit for the first nine months of fiscal 2005 was $74.9 million (28.1% of net sales) compared to $73.0 million (28.2% of net sales) for the first nine months of fiscal 2004. Gross profit margin for the third quarter and first nine months of fiscal 2005 was positively impacted by air conditioner sales which tend to have higher gross profit margins than our other core products and benefited from opportunistic buys in the current year. Gross profit margin for the first nine months of fiscal 2005 was negatively impacted by recognition of a lower amount of extended service contract sales which generally have a higher gross profit margin associated with it. Extended service contract revenue recognized was $8.8 million for the first nine months of fiscal 2005, a decrease of $0.9 million (9.4%) from $9.7 million for the first nine months of fiscal 2004.

         Selling, general and administrative expenses for the third quarter of fiscal 2005 were $24.7 million (26.2% of net sales), a decrease of $0.1 million or 0.6% from $24.8 million (27.4% of net sales) for the third quarter of fiscal 2004. Selling, general and administrative expenses were $71.3 million (26.7% of net sales) for the first nine months of fiscal 2005 representing a decrease of $0.1 million or 0.1% from $71.4 million (27.6% of net sales) for the first nine months of fiscal 2004. The decrease in expenditures was primarily a result of lower advertising expenditures. This decrease was partially offset by a corresponding increase in payroll costs associated with higher commissions paid to sales personnel as well as accruals for executive incentive pay associated with higher corporate profitability.

         Operating income in the third quarter of fiscal 2005 was $1.2 million (1.2% of net sales), an increase of $1.7 million (342.1%) from the loss of $0.5 million (0.5% of net sales) for the third quarter of fiscal 2004. Operating income in the first nine months of fiscal 2005 was $3.7 million

(1.4% of net sales), an increase of $2.1 million (121.7%) over the $1.6 million (0.6% of net sales) for the first nine months of fiscal 2004.

         Investment income was $23,000 and $7,000 for the third quarter of fiscal 2005 and 2004, respectively. Investment income for the first nine months of fiscal 2005 was $155,000 (0.1% of net sales), compared to $152,000 for the first nine months of fiscal 2004.

         Interest expense was $0.7 million (0.7% of net sales) for the third quarter of fiscal 2005 compared to $0.7 million (0.8% of net sales) for the third quarter of fiscal 2004. Interest expense was $2.0 million (0.8% of net sales) for the first nine months of fiscal 2005 compared to $2.4 million (0.9% of net sales) for the first nine months of fiscal 2004. Interest expense for the current year has been lowered due to lower average borrowings on the line of credit and the pay-off of approximately $25.4 million in mortgage debt in the prior year.

         During the third quarter and nine months ended October 31, 2005, we sold one parcel of land attached to an owned property for a gain of approximately $0.3 million. During the third quarter and nine months ended October 31, 2004, we sold two parcels of land attached to owned properties for a gain of approximately $0.1 million.

         During the first nine months of fiscal 2004 we completed the early payoff of mortgages for 42 retail locations totaling approximately $21.6 million. We incurred a charge of approximately $0.6 million including cash payments of approximately $0.3 million, for the first nine months of fiscal 2004 related to this termination of debt. There were no early terminations of debt that resulted in additional charges in fiscal 2005.

         Results for the third quarter and first nine months of fiscals 2005 and 2004 reflect the impact of the sales of our investment in Colona SynFuel Limited Partnership, L.L.L.P. (Colona), which produces synthetic fuels. We sold our ownership interest in the Colona limited partnership through a series of three sales. We expect to receive payments from the sales on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold.

         Below is a table summarizing the income from the sales of our investment in Colona, net of certain expenses. The higher income for the current year generally reflects higher production levels compared to the previous year.


                                                                      Three Months Ended                Nine Months Ended
                                                                         October 31                       October 31
                                                                         ----------                       ----------
                                                                   2005             2004             2005            2004
                                                                   ----             ----             ----            ----
                                                                                         (In Thousands)
February 1, 1999 sale.......................................      $2,148           $2,083            $6,670         $5,260
July 31, 2000 sale..........................................       2,058            1,660             6,079          4,298
May 31, 2001 sale...........................................       1,829            1,476             5,403          3,772
                                                                  ------           ------           -------         -------
                                                                  $6,035           $5,219           $18,152         $13,330
                                                                  ======           ======           =======         =======


         Income from synthetic fuel investments for the third quarter and first nine months of fiscal 2005 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million (resulting in $0.5 million in pre tax investment income) at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to the Company. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold through 2007. During the third quarter and first nine months of fiscal 2005, we recognized approximately $1.2 million and $5.5 million, respectively, of pre-tax investment income.

         Effective October 1, 2005, we sold our entire ownership interest in a limited partnership, Somerset SynFuel, L.P. that owned two synthetic fuel facilities. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We expect to receive quarterly payments through 2007 equal to 80% of the
Section 29 tax credits attributable to the ownership interest sold, once such amount exceeds $1.2 million. Because the purchase price is based on the value of
Section 29 tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited. During the third quarter and first nine months of fiscal 2005, we recognized approximately $1.2 million, net of commissions, of pre-tax investment income from this sale. With this sale, we have divested all of our ownership interests in facilities that produce synthetic fuel which qualifies for Section 29 tax credits.

         Our effective tax rate was 24.0% and 13.6% for the third quarter of fiscals 2005 and 2004, respectively, after reflecting our share of federal income tax credits earned by the limited partnerships under Section 29 of the Internal Revenue Code. Our effective tax rate was 18.2% and 9.9% for the first nine months of fiscals 2005 and 2004, respectively. Our effective tax was reduced for the nine months ended October 31, 2004 as a result of a $1.4 million reduction in our valuation allowance for the alternative minimum tax credit carryforwards resulting from the June, 2004 conclusion of the Internal Revenue Service audit of the Somerset partnership for certain years. The audit resulted in no change to the tax credits for the period audited. The effective tax rate for the remainder of fiscal 2005 could fluctuate depending upon the level of federal income tax credits generated by the limited partnerships (and the resulting income), which we do not control, any limitations on those credits under the Internal Revenue Code and the level of income from our retail operations. We expect our effective tax rate to increase for periods subsequent to fiscal 2005, as we no longer receive Section 29 federal income tax credits as a result of our sale of the Somerset partnership described above.

         During the quarter and nine months ended October 31, 2005 we closed or committed to close two and seven stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $0.1 million for the third quarter of fiscal 2005, compared to a loss of $0.2 million for the third quarter of fiscal 2004. We had a loss from discontinued operations, net of tax benefit, of $0.4 million for the first nine months of fiscal 2005 compared to $0.7 million for the first nine months of fiscal 2004.

         We sold one property during the first nine months of fiscal 2005 that had been previously closed. As a result, we had a gain, net of tax expense, of $0.1 million.

         As a result of the foregoing, net income for the third quarter of fiscal 2005 was $6.9 million, a 103.5% increase from $3.4 million for the third quarter of fiscal 2004. Net income for the first nine months of fiscal 2005 was $21.7 million, a 101.9% increase from $10.8 million for the first nine months of fiscal 2004.

         Three of our stores were damaged by Hurricane Katrina. We have substantially completed the evaluation of the related damage and the impact of business interruption or required repairs to damaged stores did not have a material impact on results of operations or required material capital expenditures. All of our damaged stores were open and in operation as of October 31, 2005.

Liquidity and Capital Resources

         Net cash used in operating activities was approximately $5.5 million for the first nine months of fiscal 2005, compared to $22.1 million used in operating activities for the first nine months of fiscal 2004. For the first nine months of fiscal 2005, cash was provided by net income of $21.7 million, adjusted for the impact of $24.8 million for gains on our installment sales of the limited partnership interests, non-cash items of $3.8 million, which consisted of depreciation and amortization, accounts receivable, deferred income, prepaid expenses and gain or loss on disposal of fixed assets. In addition, accounts payable provided cash of $6.1 million, primarily a result of changes in inventory levels. The primary use of cash was an increase in inventory of $11.0 million primarily due to seasonal fluctuations. The inventory decline from October 31, 2004 primarily results from lower television and air conditioner levels. The other use of cash was a decrease in other current liabilities of $1.2 million.

         At October 31, 2005, working capital was $91.1 million compared to $88.0 million at January 31, 2005. This increase is primarily a result of greater cash proceeds from our synthetic fuel investments and retail operations. The ratio of current assets to current liabilities was 2.4 to 1 at October 31, 2005 and 2.5 to 1 at January 31, 2005.

         During the first nine months of fiscal 2005, we received proceeds of $23.6 million from installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $2.4 million during the first nine months of fiscal 2005, primarily related to the relocation of a store, the purchase of a store previously leased and improvements to a distribution center. We received proceeds of approximately $1.5 million from the sale of a store previously closed and reported as discontinued operations and the sale of one parcel of land attached to an owned property.

         Cash used in financing activities totaled approximately $20.6 million for the first nine months of fiscal 2005. Cash was provided by stock option activity of $4.6 million. We also recorded a tax benefit of approximately $1.8 million during the first nine months of fiscal 2005 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of $2.7 million was used for scheduled payments of mortgage debt. Cash of approximately $22.5 million was also used to acquire approximately 1.6 million shares of our common stock. On August 30, 2005, our Board of

Directors increased our share repurchase authorization by an additional 1 million shares. We currently have approximately 747,000 authorized shares remaining available for purchase under the stock buy-back program.




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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities


                                                                             Total Number of           Maximum Number
                                                                             Shares Purchased         of Shares that May
                                     Total Number        Average Price      as Part of Publicly         Yet Be Purchased
                                      of Shares            Paid per           Announced Plans           Under the Plans
Period                              Purchased (1)           Share             or Programs (2)           or Programs (2)
------                              -------------           -----           ----------------          ---------------
August 1-31, 2005                       87,700              $14.78                87,700                 1,255,945
September 1-30, 2005                   166,275              $13.97               124,100                 1,131,845
October 1-31, 2005                     243,500              $13.26               243,500                   888,345
                                       -------              ------               -------                   -------
Total                                  497,475             $ 13.77               455,300                   888,345
                                       =======             =======               =======                   =======




------------------------

         (1) A total of 42,175 shares of common stock were purchased by the Company other than through a publicly announced plan or program. These shares were acquired on September 30, 2005 in payment of the exercise price of stock options exercised by Stuart A. Rose, Chairman and Chief Executive Officer of the Company pursuant to the Company's Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $13.10 per share.

         (2) On August 30, 2005, the Company's Board of Directors increased the Company's share repurchase authorization by an additional 1,000,000 shares. At October 31, 2005, a total of 888,345 shares remained available to purchase under this plan. There are currently 747,000 shares remaining available to purchase under this plan after reflecting shares purchased subsequent to the end of the fiscal 2005 third quarter.


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




                                             REX STORES CORPORATION
                                             Registrant

                Signature                                      Title                                    Date
                ---------                                      -----                                    ----
           /s/ Stuart A. Rose                Chairman of the Board                                 December 8, 2005
           ------------------                  (Chief Executive Officer)
            (Stuart A. Rose)

        /s/ Douglas L. Bruggeman             Vice President, Finance and Treasurer                 December 8, 2005
        ------------------------               (Chief Financial Officer)
         (Douglas L. Bruggeman)