Form 10-K
period 2006-01-31
REX STORES CORP
filed 2006-04-14
CIK 744187

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2006	COMMISSION FILE NO. 001-09097

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	On which registered

Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

At the close of business on July 31, 2005 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,404,650 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $143,641,985.

There were 10,174,654 shares of the registrant’s Common Stock outstanding as of April 13, 2006.

Documents Incorporated by Reference

Portions of REX Stores Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 1, 2006 are incorporated by reference into Part III of this Form 10-K.

AVAILABLE INFORMATION

REX makes available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. REX’s Internet website address is www.rextv.com. The contents of the Company’s website are not a part of this report.

PART I

Item 1. Business

Overview

We are a leading specialty retailer in the consumer electronics/appliance industry, serving over 200 small to medium-sized towns and communities. Since 1980, when our first four stores were acquired, we have expanded into a national chain operating 218 stores in 37 states under the “REX” trade name. Our stores average approximately 11,300 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, major household appliances, video and audio equipment and furniture.

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

Our strategy is to open stores in small to medium sized markets when market conditions merit. We will focus on markets with a newspaper circulation that can efficiently and cost-effectively utilize our print advertising materials and where we believe we can become a dominant retailer.

REX was incorporated in Delaware in 1984 as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc., Stereo Town, Inc. and Kelly & Cohen Appliances, Inc., which were formed in 1980, 1981 and 1983, respectively. Our principal offices are located at 2875 Needmore Road, Dayton, Ohio 45414. Our telephone number is (937) 276-3931.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal 2005” means the period February 1, 2005 to January 31, 2006. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Business Strategy

Our objective is to be a leading consumer electronics/appliance retailer in each of our markets. The key elements of our business strategy include:

Focusing on Small Markets

We traditionally have concentrated our stores in markets with populations of 20,000 to 300,000. When opening stores, we focus on markets with populations under 85,000, which generally are underserved by our competitors. We believe our low-overhead store format and our ability to operate in free-standing as well as strip shopping centers and regional mall locations makes us well suited to serve these small markets.

Maintaining Guaranteed Lowest Prices

We actively monitor prices at competing stores and adjust our prices as necessary to meet or beat the competition. We guarantee the lowest price on our products through a policy of refunding 125% of the difference between our price and a competitor’s price on the same item.

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

Capitalizing on Our Opportunistic Buying

When available, we may purchase large quantities of products directly from manufacturers on an opportunistic basis at favorable prices. We believe this buying strategy makes us a unique and attractive customer for manufacturers seeking to sell cancelled orders and excess inventory, enabling us to develop strong relationships and extended trade credit support with vendors. We also collaborate with key suppliers to insure a steady supply and seasonal supply of key product categories and items.

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

Store Openings

Site Selection. When expanding, we select locations for future stores based on our evaluation of individual site economics and market conditions. When deciding whether to enter a new market or open another store in an existing market, we evaluate a number of criteria, including:

•	sales volume potential;

•	competition within the market area, including size, strength and merchandising philosophy of former, existing and potential competitors;

•	cost of advertising;

•	newspaper circulation; and

•	size and growth pattern of the population.

In choosing specific sites, we apply standardized site selection criteria taking into account numerous factors, including:

•	local demographics;

•	real estate occupancy expense based upon ownership and/or leasing;

•	traffic patterns; and

•	overall retail activity.

Stores typically are located on high traffic arteries, adjacent to or in major shopping areas, with adequate parking to support the stores’ sales volume.

We either lease or purchase store sites depending upon opportunities available to us and relative costs. We did not open any stores in fiscal 2005 and currently have no new stores under development for fiscal 2006. During fiscal 2005, we relocated two leased stores to owned locations.

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

Our stores are designed with minimal interior fixtures to provide an open feeling and a view of all product categories upon entering the store. The stores are generally equipped with neon signage above each product category to further direct the customer to particular products. We believe the interior layout of our stores provides an inviting and pleasant shopping environment for the customer. This also enables us to adapt our merchandising displays and product assortments with minimal remodeling costs.

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

Our retail business is seasonal. Our net retail sales and net income historically have been highest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth quarter accounted for approximately 33% and 32% of our net sales and revenue, 52% and 72% of our income from operations, and 23% and 61% of our net income in fiscal 2005 and 2004, respectively.

Our operations are divided into regional districts, containing up to 11 stores whose managers report to a district manager. Our 42 district managers report to one of four regional vice presidents. The regional vice presidents report to the Vice President of Store Operations. Each store is staffed with a full-time manager and one or two assistant managers, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store’s sales and gross margins. Sales personnel work on a commission basis.

We evaluate the performance of our stores on a regular basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, may close any store which is not adequately contributing to our profitability. We closed 16, 14 and 4 stores during fiscal 2005, 2004 and 2003, respectively.

Store Locations. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2006:

State	Number of Stores	State	Number of Stores

Alabama	10	Nebraska	2
Arkansas	1	New Mexico	1
Colorado	3	New York	18
Florida	25	North Carolina	6
Georgia	6	North Dakota	3
Idaho	5	Ohio	19
Illinois	9	Oklahoma	3
Indiana	2	Pennsylvania	16
Iowa	8	South Carolina	9
Kansas	2	South Dakota	3
Kentucky	2	Tennessee	6
Louisiana	5	Texas	9
Maryland	1	Vermont	1
Massachusetts	1	Virginia	2
Michigan	5	Washington	3
Minnesota	1	West Virginia	5
Mississippi	12	Wisconsin	4
Missouri	3	Wyoming	2
Montana	5

Personnel. We train our employees to explain and demonstrate to customers the use and operation of our merchandise and to develop good sales practices. Our in-house training program for new employees combines on-the-job training with use of a detailed company-developed manual entitled “The REX Way.” Sales personnel attend in-house training sessions conducted by experienced salespeople or manufacturers’ representatives and receive sales, product and other information in meetings with managers.

We also have a manager-in-training program that consists of on-the-job training of the assistant manager at the store. Our policy is to staff store management positions with personnel promoted from within REX and to staff new store management positions with existing managers or assistant managers.

Services. Virtually all of the products we sell carry manufacturers’ warranties. Except for our least expensive items, we offer extended service contracts to customers, usually for an additional charge, which typically provide, inclusive of manufacturers’ warranties, one to five years of extended warranty coverage. We offer maintenance and repair services for most of the products we sell. These services are subcontracted to independent repair firms.

Our return policy provides that any merchandise may be returned for exchange or refund within seven days of purchase if accompanied by original packaging material and verification of sale.

We accept MasterCard, Visa, Discover and American Express. We estimate that, during fiscal 2005, approximately 44.2% of our total sales were made on these credit cards, and approximately 16.2% were made on revolving or installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We offer a REX private label credit card in all of our stores which makes up the bulk of the financing through banks or independent finance companies.

Merchandising

Products. We offer a broad selection of brand name consumer electronics and home appliance products at a range of price points. We emphasize depth of product selection within selected key product categories. During fiscal 2005, we sold approximately 1,500 products produced by approximately 68 manufacturers. Our product categories include:

Televisions	Video	Audio	Appliances	Other

TVs Big Screen TVs TV/VCR/ DVD Combos Plasma/LCD TVs	VCRs Camcorders Digital Satellite Systems DVD Players DVD Recorders DVD/VCR Combos Digital Cameras	Stereo Systems Receivers Compact Disc Players Tape Decks Speakers Car Stereos Portable Radios Turntables Home Theater Systems Satellite Radio	Air Conditioners Microwave Ovens Washers Dryers Ranges Dishwashers Refrigerators Freezers Dehumidifiers	Extended Service Contracts Ready to Assemble Furniture Recordable Tapes Audio/Video Accessories Radar Detectors

Among the leading brands sold by us during fiscal 2005, in alphabetical order, were Frigidaire, Hitachi, JVC, Panasonic, Philips Magnavox, RCA, Samsung, Sharp, Sony, Toshiba and Whirlpool.

All our stores carry a broad range of televisions, video and audio products, microwave ovens and air conditioners. In addition, all but two stores carry major appliances.

The following table shows the approximate percent of net sales and revenue for each major product group for the last three fiscal years:

	Fiscal Year

Product Category	2005	2004	2003

Televisions	56%	55%	52%
Appliances	22	19	19
Audio	9	11	13
Video	6	7	8
Other	7	8	8

	100%	100%	100%

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

Advertising. We use a “price and item” approach in our advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of our advertising is our Guaranteed Lowest Price. Our guarantee states:

“Our prices are guaranteed in writing. If you find any other local store (excluding Internet) stocking and offering to sell for less the identical item in a factory sealed box within 30 days after your REX purchase, we’ll refund the difference plus an additional 25% of the difference.”

Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced for us by an outside advertising agency. Advertisements are complemented by in-store signage highlighting special values, including “Value Every Day,” “Best Value,” and “Top of the Line.” Our advertising strategy includes preferred customer private mailers, special events such as “Moonlight Madness Sales” and coupon sales to provide shopping excitement and generate traffic.

Purchasing. Our merchandise purchasing and opportunistic buying are performed predominantly by four members of management. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 2005, 11 vendors accounted for approximately 81% of our purchases, with three vendors representing approximately 40% of our inventory purchases. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

e-Commerce

We sell selected televisions, audio and video products and appliances on our retail store Web site at www.rexstores.com. We also use the site to support our retail sales by listing our advertisements and our store locations.

Distribution

Our stores are supplied by three regional distribution centers. The distribution centers consist of:

•	a 470,000 square foot owned facility in Dayton, Ohio;

•	a 180,000 square foot owned facility in Pensacola, Florida; and

•	a 145,000 square foot owned facility in Cheyenne, Wyoming.

Periodically, we may lease overflow warehouse space to accommodate seasonal inventory requirements and opportunistic purchases.

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

Competition

Our business is characterized by substantial competition. Our competitors include national and regional large format merchandisers and superstores such as Best Buy Co., Inc., Lowes Corporation, Home Depot, Inc. and Circuit City Stores, Inc., other specialty electronics retailers including RadioShack Corporation, department and discount stores such as Sears, Roebuck and Co. and Wal-Mart Stores, Inc., furniture stores, warehouse clubs, home improvement retailers and Internet and store-based retailers who sell competitive products online. We also compete with small chains and specialty single-store operators in some markets, as well as Sears’ dealer-operated units. Some of our competitors have greater financial and other resources than us, which may increase their ability to purchase inventory at a lower cost, better withstand economic downturns or engage in aggressive price competition. Competition within the consumer electronics/appliance retailing industry is based upon price, breadth of product selection, product quality, customer service and credit availability. We expect competition within the industry to increase.

Facilities

We own 148 of our stores. The remaining 70 stores operate on leased premises, with the unexpired terms of the leases ranging from less than one year to 19 years, inclusive of options to renew. For fiscal 2005, the total net rent expense for our leased facilities was approximately $5.6 million.

We own seven properties that are not operated as stores. We lease five of these properties to outside, unrelated parties. These properties are former store sites for which we have closed the retail store. There are two properties presently vacant that we are attempting to either lease or sell.

To date, we have not experienced difficulty in securing leases or purchasing sites for suitable store locations. We continue to remodel and upgrade existing stores as appropriate. In addition, to minimize construction costs, we have developed prototype formats for new store construction.

Employees

At January 31, 2006, we had approximately 138 hourly and salaried employees and approximately 800 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

Service Marks

We have registered our rights in our service mark “REX” with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service mark.

Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P. and Somerset Synfuel, L.P. which own facilities producing synthetic fuel. The partnerships earn federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We have sold our entire interest in the Colona partnership (through a series of transactions) and expect to receive payments from the sales, on a quarterly basis, through 2007, subject to production levels. On October 14, 2005, we sold our entire interest in the Somerset Synfuel partnership for $1,200,000, net of commissions, along with a secured contingent payment note. We expect to receive payments from the sale, on a quarterly basis, through 2007, subject to production levels. On September 5, 2002, we purchased an additional synthetic fuel facility in Gillette, Wyoming. We sold our membership interest in the entity that owned the Gillette facility on March 30, 2004 for $2,750,000 along with a secured contingent payment note; we expect to receive payments from the sale, on a monthly basis, through 2007, subject to production levels.

In 2003, the Internal Revenue Service (IRS) questioned the scientific validity of the testing procedures used to support synthetic fuel credits. The IRS has completed its review of these procedures and resumed issuing letter rulings based on its previous requirements. The IRS has completed an audit on the Colona partnership with no impact on related tax credits generated. The IRS has completed an audit of the Somerset partnership for calendar year 2001 as part of its normal audit program of the general partner. The audit resulted in no impact on related tax credits generated. In addition, a U.S. Senate subcommittee has initiated an investigation into income tax credits involving synthetic fuel operations. REX has been allocated income tax credits of approximately $47.7 million through fiscal 2005, including approximately $6.4 million for fiscal 2005. In addition, REX has recognized investment income of approximately $111.7 million from the sales of its partnership interests, including $30.5 million for fiscal 2005.

Although we believe the retroactive disallowance of our synthetic fuel credits is unlikely, any such disallowance could result in a significant liability for income tax credits previously taken. REX’s use of income tax credits and investment income in the future could be limited by any new IRS interpretations or regulations or by any new income tax legislation. Additionally, the price of oil could have a significant impact on future synthetic fuel production. This could significantly impact future earnings from our synthetic fuel sales.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 11 to the Consolidated Financial Statements for further discussions.

Real Estate Operations

As part of our continuous evaluation of retail store performance, we explore alternative uses of owned properties. We consider factors such as the local real estate market, recent and pending commercial development and recent store profitability. We may close a retail store if we believe we can execute a real estate transaction that is more profitable to us than the continuing operation of the retail store. At January 31, 2006, we had lease agreements, as landlord, for all or parts of 25 properties. We own 22 of these properties and lease, as tenant, three properties. In ten of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in ten of the owned properties. Subsequent to January 31, 2006, we closed two stores and leased both properties.

A typical lease agreement has an initial term of three to five years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance.

During fiscal 2005, we recognized approximately $942,000 of lease revenue. We expect this revenue to increase for fiscal 2006, as approximately eight properties were not available for lease during a majority of fiscal 2005.

We have two owned properties that are vacant at January 31, 2006. These assets are classified as assets held for sale. Subsequent to January 31, 2006, we closed four stores that we plan to either lease or sell.

Ethanol Investments

At January 31, 2006, we obtained two letters of credit to secure a $7.5 million and $5 million proposed investment in two newly formed entities. These entities are in the process of raising capital and securing debt financing that will allow them to construct, and subsequently operate, ethanol producing plants. The proposed $7.5 million equity investment is expected to be made prior to July 1, 2006, subject to the entity obtaining additional financing and certain other conditions. We expect to have a minority ownership position in this entity. The proposed $5 million investment will be in the form of a convertible secured promissory note. The purchase of the note is expected to be made prior to June 1, 2006, subject to the entity obtaining additional financing and certain other conditions. The note purchase agreement will allow us to convert the note into an equity interest in the entity. We expect that this equity interest would be a minority ownership position in the entity. We continue to evaluate other potential ethanol investments.

On March 17, 2006, we entered into an agreement to purchase a note in the principal amount of $14 million issued by a limited liability company organized to construct and operate an ethanol producing facility. The purchase of the note is subject to the limited liability company obtaining additional financing by September 18, 2006. We obtained an irrevocable letter of credit in the face amount of the note to secure our purchase obligation. The note purchase agreement provides us the right to purchase an equity interest in the limited liability company.

We expect the entities to begin generating revenue approximately 14-20 months after construction of the plants has begun. We expect to be the largest shareholder in each of the proposed investments.

Item 1A. Risk Factors

We encourage you to carefully consider the risks described below and other information contained in this document when considering an investment decision in REX common stock. Additional risks and uncertainties not presently known to management, or that management currently deems immaterial, may also impair our business operations. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, our results of operations, financial condition or cash flows could be materially adversely affected. In this instance, the trading price of REX stock could decline, and investors might lose all or part of their investment.

We face significant competition from other retailers many of whom have greater financial resources. This could result in a decline of our sales and profitability.

We face significant competition from a diverse group of retailers. Our competitors include national and regional large format merchandisers and superstores such as Best Buy Co., Inc., Lowes Corporation, Home Depot, Inc. and Circuit City Stores, Inc., other specialty electronics retailers including RadioShack Corporation, department and discount stores such as Sears, Roebuck and Co. and Wal-Mart Stores, Inc., furniture stores, warehouse clubs, home improvement retailers and Internet and store-based retailers who sell consumer electronics and home appliance products online. We also compete with small chains and specialty single-store operators in some markets, as well as Sears’ dealer-operated units. Some of our competitors have greater financial resources than us, which may increase their ability to purchase inventory at a lower cost, better withstand economic downturns or engage in aggressive price competition.

We expect competition within the consumer electronics/appliance retailing industry to increase. National merchandisers are expanding their geographic markets and entering markets traditionally served by us. In the event that competitors enter markets we serve, we may experience pricing pressures, reduced gross margins and declines in same store sales.

We may be unable to open new stores and any newly opened stores may not be profitable.

While we did not open any new stores in fiscal 2005 or 2004, we may open new stores from time to time in the future. Several factors could affect our ability to open new stores or could adversely impact new store sales and profitability. These factors include:

•	identifying new geographic markets in which we can successfully compete;

•	identifying and acquiring or leasing suitable new store sites at an acceptable cost;

•	obtaining governmental and other third-party consents, permits and licenses needed to operate new stores;

•	securing favorable economic terms for newspaper, television and radio advertising;

•	hiring, promoting and training qualified personnel, including new store managers;

•	integrating new stores into our existing operations;

•	adapting our existing information systems and distribution infrastructure to a growing number of stores; and

•	having adequate financial resources available to us.

To execute a store expansion program, we may need to expend significant effort and additional managerial and financial resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing and distribution systems and employee training programs.

A decline in economic conditions could lead to reduced consumer demand for the products we sell.

Demand for consumer electronics and home appliance products is dependent upon various economic factors outside of our control. These factors include:

•	general economic conditions;

•	consumer confidence;

•	consumer spending patterns and preferences; and

•	new housing starts.

A slowdown in the national or regional economies or an uncertain economic outlook could adversely affect discretionary consumer spending habits and negatively impact our sales and operating results.

If new products are not introduced or consumers do not accept new products, our sales may decline.

We rely upon the periodic introduction of new products to help stimulate consumer demand. The lack of new products could reduce consumer interest and lower our sales.

In addition, many products which incorporate the newest technologies, such as high definition television, are subject to technological and pricing limitations and may not achieve widespread or rapid consumer acceptance in the markets we serve. If these new products do not meet with widespread or rapid market acceptance, our results of operations may be impaired.

Furthermore, the introduction or expected introduction of new products may depress sales of existing products and technologies. Government mandates for such areas as high definition TV tuners can increase production costs and lead to higher retail prices that could reduce product acceptance. Other mandates include the Department of Energy compliance mandates for major appliances that will be in effect in 2007. This could also lead to higher retail prices and a slowdown in overall product demand.

If we do not adequately anticipate and respond to changing consumer demand and preferences, our results of operations may be impaired.

Our success depends, in part, on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences regarding consumer electronics and home appliances. Our failure to adequately anticipate and respond to these changes could have a material adverse effect on our business, results of operation and financial condition either from lost sales or lower margins due to the need to mark down excess inventory.

Our opportunistic product buying strategy could negatively impact our sales and gross margins.

When available, we may purchase large quantities of merchandise on an opportunistic or when-available basis at favorable prices. Our inability to find suitable opportunistic product buying opportunities could negatively impact our sales and gross margins. As manufacturers move to more market-driven, supply chain management strategies, the opportunities for opportunistic purchases may decline.

Products purchased on an opportunistic basis generally are held in inventory longer than our other products. This can result in increased inventory levels and lower inventory turnover, which increase our working capital requirements and inventory carrying costs. Increased inventory levels and lower turnover rates also increase the risk of inventory mark-downs. The introduction of digitally-based display products such as plasma, LCD and other micro display products has shortened product life cycles and introduced a higher degree of risk for opportunistic buying. Given the rate of change of technology and price levels, opportunity costs for purchasing in large quantities can be offset by the obsolescence risk of holding merchandise that may have to be deeply discounted to consumers.

Income and tax credits from our investments in facilities producing synthetic fuel have contributed significantly to our operating and net income in past years but will not continue after December 31, 2007.

In fiscal 1998, we invested in two limited partnerships, Colona Synfuel Limited Partnership, L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which own facilities producing synthetic fuel. In fiscal 2002, we purchased a plant located in Gillette, Wyoming (Gillette) designed and constructed for the production of synthetic fuel. The entities earn federal income tax credits under Section 29/45K of the Internal Revenue Code based on the quantity and content of synthetic fuel production and sales.

We sold our interest in the Colona partnership in three separate sale transactions and expect to receive cash payments from the sales on a quarterly basis through 2007, subject to production levels. We reported income from the sales of approximately $22.8 million and $18.1 million in fiscal 2005 and 2004, respectively, which accounted for approximately 63% and 84% of our income from continuing operations before income taxes in those years. The loss of this income would significantly reduce our net income.

We also sold our interest in the limited liability company that owned the Gillette facility and received $2.75 million at the time of the sale in March 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations in the second quarter of 2005 and we received an additional $3.5 million. We are also eligible to receive $1.50 per ton of “qualified production” fuel produced by the facility and sold through 2007. We reported income from the sale of approximately $6.1 million in fiscal 2005. The loss of this income would significantly reduce our net income.

Effective October 1, 2005, we sold our entire ownership interest in the Somerset partnership. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We expect to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. We reported income from the sale of approximately $1.6 million in fiscal 2005. The loss of this income would significantly reduce our net income.

The current Section 29/45K tax credit program expires on December 31, 2007. If not renewed by Congress, we will not receive income related to Section 29/45K tax credits for the production and sale of synthetic fuel after that date.

The Permanent Subcommittee on Investigations of the U.S. Senate’s Committee on Government Affairs initiated an investigation on the subject of Section 29/45K tax credits in October 2003. We cannot determine the outcome of this matter or its impact on the Section 29/45K tax credit program.

We face synthetic fuel risks as future IRS audits may result in the disallowance of previously recognized tax credits.

We have been allocated in total approximately $47.7 million in Section 29/45K credits. Should the tax credits be denied on any future audit and we fail to prevail through the Internal Revenue Service (IRS) or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant adverse impact on earnings and cash flows.

The production and sale of synthetic fuel qualifies for Section 29/45K tax credits if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce the synthetic fuel and that the fuel was produced from a facility placed in service before July 1, 1998.

We face synthetic fuel risks associated with crude oil prices as our income could decrease significantly.

Recent increases in the price of oil could limit the amount of Section 29/45K tax credits or eliminate them altogether for one or more years following fiscal 2005. Section 29/45K provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the “Annual Average Price”) exceeds a certain threshold value (the “Threshold Price”), the Section 29/45K tax credits are subject to phase out. For calendar year 2005, the Threshold Price was $53.20 per barrel and the Phase Out Price was $66.78 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation. We cannot determine the Annual Average Price for 2006 or beyond. Therefore, we cannot determine whether the price of oil will have a material effect on our synthetic fuel business after fiscal 2005. However, if during fiscals 2006 and 2007, oil prices remain at historically high levels or increase, our synthetic fuel business may be adversely affected for those years and, depending on the magnitude of the increases in oil prices, the adverse affect for those years could be material and could have an impact on our synthetic fuel results of operations and related income tax benefits. Based upon the price of oil to date, we estimate the tax credits, for calendar 2006, would be subject to approximately a 35% phase out as of January 31, 2006. Proposed federal legislation would establish both the 2006 Annual Average Price and 2006 Phase Out Price based on the previous calendar year. If the proposed legislation becomes law, we do not anticipate that we will reach the minimum phase-out levels in 2006. Because synthetic fuel is not economical to produce absent the associated tax credits, and we have no control or decision involvement with production levels, we cannot determine the impact of possible production reduction or elimination on our financial results.

We may not be able to generate sufficient taxable income to realize our deferred tax assets.

We have approximately $39.3 million of deferred tax assets recorded on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is unlikely that we will generate sufficient taxable income to fully utilize our deferred tax assets, we would then be required to establish a valuation allowance against such deferred tax assets by increasing our income tax expense in the amount of tax benefit we do not expect to realize. This would reduce our net income and could have a material adverse effect on our results of operations.

We may realize capital losses related to our sales of synthetic fuel ownership interests.

We have, for income tax purposes, recognized capital gain in the year of sale for certain sales of our ownership interests in synthetic fuel entities. Should we, in subsequent years, realize a capital loss as a result of lower synthetic fuel production, for income tax purposes, we may be required to carry the loss back to prior years. This could result in the write down of previously used Section 29/45K tax credits. This would reduce our net income and could have a material adverse effect on our results of operations.

The loss of the services of our Chief Executive Officer or our other key employees could jeopardize our ability to maintain our competitive position.

We believe that our success depends on the continued service of our key executive management personnel. Loss of the services of Stuart Rose, our Chairman and Chief Executive Officer, or other key employees could jeopardize our ability to maintain our competitive position in the industry. We have entered into an employment agreement with Mr. Rose, which runs through January 31, 2008. We have also entered into an employment agreement with David Bearden, our President and Chief Operating Officer, which runs through January 31, 2008. We do not have employment agreements with any other members of our executive management team.

Fluctuations in our comparable store sales may cause the price of our common stock to fluctuate substantially.

“Comparable store sales” is a term we use to compare the year over year sales performance of our stores. We consider a store to be comparable after it has been open six full fiscal quarters.

A number of factors have historically affected and will continue to affect our comparable store sales, including the following:

•	competition;

•	national and regional economic conditions;

•	consumer trends;

•	new product introductions;

•	weather conditions which can impact store traffic as well as sales of seasonal products such as air conditioners;

•	changes in our product mix and availability of products from key vendors;

•	duration of the holiday selling season;

•	timing of promotional events; and

•	attracting and retaining qualified sales personnel.

Comparable store sales are often followed closely by the investment community and significant fluctuations in these results could cause the price of our common stock to fluctuate substantially.

Our quarterly operating results are subject to seasonality.

Our retail business is seasonal. Our net retail sales and net income historically have been highest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth quarter accounted for approximately 33% and 32% of our net sales and revenue, 52% and 72% of our income from operations, and 23% and 61%

of our net income in fiscal 2005 and 2004, respectively. Our annual financial results would be adversely impacted if our sales were to fall substantially below what we normally expect during this period.

We depend on our suppliers for products and our business could be adversely affected if we do not maintain relationships with our key vendors.

Our success depends to a significant degree upon our suppliers of consumer electronics and home appliance products. We do not have any long-term supply agreements or exclusive arrangements with vendors. We typically order merchandise by issuing individual purchase orders to vendors. We rely significantly on a few suppliers. Our 11 largest suppliers accounted for approximately 81% of our purchases during fiscal 2005, with three suppliers representing approximately 40% of our inventory purchases in fiscal 2005. The loss of any of these key vendors, our failure to establish and maintain relationships with our vendors, or any prolonged disruptions in product supply, could have a material adverse impact on our business.

We may incur higher costs or decreased sales and gross margins because we purchase imported products.

A significant portion of our inventory is manufactured outside the United States. Changes in trade regulations, currency fluctuations or other factors may increase the cost of items manufactured outside the United States or create shortages of those items. We purchase all of our products in U.S. dollars. Significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products, which could adversely affect our sales and gross margins.

We face risks associated with our proposed ethanol investments and our lack of experience in this industry. We may realize lower than expected results from our proposed ethanol investments.

At January 31, 2006, we have obtained letters of credit totaling $12.5 million to secure our commitments to invest in two entities that will construct and subsequently operate ethanol producing facilities. On March 17, 2006, we entered into an agreement to purchase a note in the principal amount of $14 million issued by a limited liability company organized to construct and operate an ethanol producing facility. We have obtained a letter of credit, subsequent to January 31, 2006, to secure our commitment in this facility.

We have not previously been involved in this industry and we may encounter factors that could reduce the value of investments in the ethanol entities. Furthermore, each of these entities is a recently organized development stage company with virtually no operating history.

We face risks associated with our proposed ethanol investments and the construction of the ethanol plants as profitability from the investments could be adversely affected if the plants are not completed within budget.

The financial success of the entities is largely dependent upon the timely completion of the construction of ethanol plants within budget. Significant delays or cost overruns could significantly reduce profitability from the ethanol producing facilities.

We face risks associated with our proposed ethanol investments as raw material prices will fluctuate and could increase significantly in the future, which will increase operating costs and adversely affect operating results.

Raw materials such as corn and sorghum experience fluctuations in price related to weather, disease, changes in government incentives, demand and other factors. A significant reduction in the supply of raw materials, or increases in the demand of raw materials, could result in higher raw material prices. There is little correlation between the raw material prices and the price of ethanol, which generally tends to track with gasoline prices. Increases in raw material prices will generally produce lower profit margins because the price obtained for ethanol may not increase.

We face risks associated with our proposed ethanol investments as operating expenses will fluctuate and could increase significantly in the future, which will increase operating costs and adversely affect operating results.

Operating expenses such as utilities and transportation charges can be volatile and are affected by such items as gasoline and natural gas costs, and the ability of the entities to locate and obtain suitable rail or alternative transportation means.

We face risks associated with our proposed ethanol investments from government regulations and the potential reduction in the selling price of ethanol.

The fuel ethanol industry is highly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in North America. The repeal or substantial modification of federal or state tax programs encouraging the use of ethanol could have a detrimental effect on the industry.

Fuel ethanol prices could fluctuate, which could result in returns from our ethanol investments being less than expected.

Fuel ethanol prices are largely a function of government incentives and the wholesale price of gasoline. U.S. fuel ethanol prices generally parallel the movement of oil prices, which are extremely difficult to forecast. A significant fall in fuel ethanol prices could have a significant adverse effect on the industry.

Our proposed ethanol investments are illiquid.

Our contemplated ethanol investments will not be readily marketable and their value is subject to adverse social and economic changes, rising operating costs, and other associated business and financial difficulties. In addition, these investments will not be registered under federal securities laws, and will be subject to certain restrictions on transfer intended to preserve exemptions from registration requirement under those securities laws. There can be no assurance that, if it becomes necessary to sell or transfer ownership, a buyer could be found or a suitable purchase price could be obtained. There is no public trading market for these investments, and it is not anticipated that any such public market will develop in the future. With no public trading market, it may be extremely difficult or impossible for us to resell our investments should we desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information required by this Item 2 is set forth in Item 1 of this report under “Store Operations--Stores,” “Distribution” and “Facilities” and is incorporated herein by reference.

Item 3. Legal Proceedings

We are involved in various legal proceedings incidental to the conduct of our business. We believe that these proceedings will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Executive Officers of the Company

          Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	51	Chairman of the Board and Chief Executive Officer*
David Bearden	55	President and Chief Operating Officer
Douglas Bruggeman	45	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	56	Secretary*
David Fuchs	52	Vice President-Management Information Systems
Philip Kellar	51	Vice President-Store Operations
Keith Magby	47	Vice President-Operations
Zafar Rizvi	56	Vice President-Loss Prevention

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

David Bearden has been our President and Chief Operating Officer since October 2005. Mr. Bearden joined us from Panasonic Company where he held several senior management positions over 24 years, most recently as Group President of Panasonic’s Consumer Electronics Sales Group.

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

David Fuchs has been our Vice President – Management Information Systems since 1989. From 1985 to 1989, Mr. Fuchs was our Manager of Management Information Systems.

Philip Kellar has been our Vice President – Store Operations since 2005. From 1990 to 2004, Mr. Kellar was our Vice President of the Northern and Midwestern regions.

Keith Magby has been our Vice President – Operations since 1991. From 1982 to 1991, Mr. Magby was employed in the consumer electronics/appliance retailing industry in a variety of management positions.

Zafar Rizvi has been our Vice President – Loss Prevention since 1991. From 1986 to 1991, Mr. Rizvi was employed in the video retailing industry in a variety of management positions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter ended	High	Low

April 30, 2004	$16.00	$12.10
July 31, 2004	15.23	10.98
October 31, 2004	15.59	12.20
January 31, 2005	18.63	14.12

April 30, 2005	$15.50	$12.60
July 31, 2005	16.65	13.21
October 31, 2005	16.08	12.55
January 31, 2006	17.37	13.20

As of April 12, 2006, there were 159 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

Under our revolving credit agreement, we are permitted to pay dividends only if the bank determines that we have and will maintain at least $25 million of excess borrowing availability for the 12 months immediately preceding and following the dividend payment. We did not pay dividends in the current or prior years.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 1-30, 2005	119,100	$13.98	119,100	769,245
December 1-31, 2005	238,000	$15.18	238,000	531,245
January 1-31, 2006	34,600	$15.17	34,600	496,645

Total	391,700	$14.82	391,700	496,645

(1)

On August 30, 2005, our Board of Directors increased our share repurchase authorization by an additional 1,000,000 shares. At January 31, 2006, a total of 496,645 shares remained available to purchase under this authorization.

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from the Company’s consolidated financial statements and should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and related Notes. Prior period amounts applicable to the statement of operations have been adjusted to recognize the reclassification of the results of certain stores to discontinued operations as a result of store closings and certain other reclassifications.

Five Year Financial Summary

	January 31,

(In Thousands, Except Per Share Amounts)	2006	2005	2004	2003	2002

Net sales and revenue	$396,032	$379,023	$392,476	$401,066	$429,820

Income from continuing operations	$28,732	$28,175	$28,021	$22,779	$21,738

Net income	$28,269	$27,549	$27,440	$22,932	$22,309

Basic income per share from continuing operations	$2.69	$2.54	$2.58	$1.88	$1.86

Diluted income per share from continuing operations	$2.35	$2.22	$2.22	$1.61	$1.61

Basic net income per share	$2.64	$2.49	$2.53	$1.89	$1.91

Diluted net income per share	$2.31	$2.17	$2.17	$1.61	$1.65

Total assets	$293,868	$310,951	$313,411	$310,922	$307,329

Long-term debt, net of current maturities	$21,462	$30,501	$53,548	$64,426	$77,203

Quarterly Financial Data (Unaudited)

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006

Net sales and revenue (a)	$88,311	$83,349	$93,807	$130,565
Cost of sales (a)	63,990	58,565	67,905	96,262
Net income	6,100	8,721	6,882	6,566
Basic net income per share	$0.55	$0.80	$0.65	$0.64
Diluted net income per share (b)	$0.48	$0.70	$0.58	$0.57

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005

Net sales and revenue (a)	$83,076	$84,460	$90,043	$121,444
Cost of sales (a)	58,587	60,349	65,639	87,921
Net income	4,085	3,284	3,381	16,799
Basic net income per share (c)	$0.37	$0.29	$0.31	$1.52
Diluted net income per share (c)	$0.32	$0.26	$0.27	$1.30

a)

Amounts differ from those previously reported as a result of certain stores being reclassified into discontinued operations and certain other reclassifications. See Note 10 of the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)

The total of the quarterly net income per share amounts is greater than the annual net income per share amount primarily due to the impact of more shares and options outstanding earlier in the year resulting in greater dilution from stock options versus the full year.

c)

The total of the quarterly net income per share amounts is less than the annual net income per share amount primarily due to the impact of more shares outstanding and higher stock price resulting in greater dilution from stock options during the fourth quarter versus the full year and 60% of the net income occurring in the fourth quarter of fiscal 2004.

Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading specialty retailer in the consumer electronics/appliance industry. Since acquiring our first four stores in 1980, we have expanded into a national chain operating 218 stores in 37 states under the “REX” trade name. By offering a broad selection of brand name products at guaranteed lowest prices, we believe we have become a leading consumer electronics/appliance retailer in our markets.

Our comparable store sales increased 5.0% for fiscal 2005 and declined 2.0% and 0.9% for fiscal 2004 and 2003, respectively. We believe our comparable store sales have recently been positively affected by hurricanes, our increased efforts on expanding appliance product selection and consumer demand for flat screen and light engine televisions. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts or sales from stores classified in discontinued operations.

Extended Service Contracts

Our extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Terms of coverage, including the manufacturers’ warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 2.9% of net sales and revenue for fiscal 2005, 3.3% of net sales and revenue for fiscal 2004 and 3.5% of net sales and revenue for fiscal 2003. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $9.0 million, $9.2 million and $10.2 million in fiscal 2005, 2004 and 2003, respectively.

Investment in Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships which owned four facilities producing synthetic fuel. The partnerships earn federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. Under current law, credits under Section 29/45K are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the reference price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2005 phase-out started at $53.20 per barrel and based upon information published by the Internal Revenue Service, we do not believe there will be a phase out of Section 29/45K credits generated in fiscal 2005. See Notes 2 and 11 of the Notes to the Consolidated Financial Statements for further discussion.

We initially held a 30% interest in Colona Synfuel Limited Partnership, L.L.L.P. (Colona) and an 18.75% interest in Somerset Synfuel, L.P. (Somerset). We sold our ownership in the Colona and Somerset partnerships as described below.

Effective February 1, 1999, we sold 13% of our interest in the Colona partnership, reducing our ownership percentage from 30% to 17%. Payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations. The maximum amount of cash that can be received varies by year. The maximum that could be received for calendar 2005, 2004 and 2003 was approximately $8.6 million, $8.1 million and $7.7 million, respectively. The maximum that can be received for calendar 2006 is approximately $9.1 million. Effective July 31, 2000, we sold an additional portion of our interest in the Colona partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership in the Colona partnership. For the 2000 and 2001 sales, payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations.

Because the purchase price for the Colona sales are based on the value of Section 29/45K tax credits generated, they are subject to production levels and to possible reduction or elimination to the extent the credit is limited.

Effective October 1, 2005, we sold our entire ownership interest in the Somerset partnership. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We expect to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold. Because the purchase price is based on the value of Section 29/45K tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited. With this sale, we have divested all of our ownership interests in facilities that produce synthetic fuel which qualifies for Section 29/45K tax credits.

On September 5, 2002, we purchased a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29/45K of the Internal Revenue Code. We obtained a Private Letter Ruling from the Internal Revenue Service, which allowed for the disassembly, and reconstruction, of the facility. On March 30, 2004, we sold our membership interest in the limited liability company that owned the Gillette facility to an outside party. We received $2,750,000 at the time of sale, resulting in pre-tax income of approximately $468,000 along with a secured contingent payment note that could provide additional investment income. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility. Our proceeds are subject to possible reduction to the extent future production decreases.

Tax credits generated from the Somerset partnership were applied to reduce tax expense in the amounts of approximately $6.4 million, $8.0 million and $7.3 million in fiscal 2005, 2004 and 2003, respectively.

Although the Section 29/45K tax credit program is expected to continue through calendar year 2007, recent market conditions and events have increased the volatility and level of oil prices that could limit the amount of those credits or eliminate them entirely for the years following 2005. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the “Annual Average Price”) exceeds a certain threshold value (the “Threshold Price”), the Section 29/45K tax credits are subject to phase out. For calendar year 2005, the Threshold Price was $53.20 per barrel and the Phase Out Price was $66.78 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation.

We cannot determine the Annual Average Price for 2006 or beyond. Therefore, we cannot determine whether the price of oil will have a material effect on our synthetic fuel business after 2005. However, if during 2006 through 2007, oil prices remain at historically high levels or increase, our synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on our synthetic fuel results of operations. Based upon the price of oil to date, we estimate the tax credits, for calendar 2006, would be subject to approximately a 35% phase out as of January 31, 2006. Proposed federal legislation would establish both the 2006 Annual Average Price and 2006 Phase Out Price based on the previous calendar year. If the proposed legislation becomes law, we do not anticipate that it will reach the minimum phase-out levels in 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that we have no control or decision involvement with production levels, we cannot determine the impact of possible production reduction or elimination on our financial results.

See Item 1A Risk Factors for further discussion of the risks involved with our synthetic fuel investments.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Fiscal Year Ended January 31,

	2006	2005	2004

Net sales and revenue	100.0%	100.0%	100.0%
Cost of sales	72.4	72.0	70.4

Gross profit	27.6	28.0	29.6
Selling, general and administrative expenses	25.7	26.4	26.1

Operating income	1.9	1.6	3.5
Investment income	0.1	—	—
Interest expense	(0.7)	(0.8)	(1.2)
Loss on early termination of debt	—	(0.2)	—
Gain on sale of real estate	0.1	0.1	0.3
Income from limited partnerships	7.7	4.9	4.1

Income from continuing operations before income taxes and discontinued operations	9.1	5.6	6.7

Provision (Benefit) for income taxes	1.9	(1.8)	(0.4)

Income from continuing operations	7.2	7.4	7.1

Loss from discontinued operations, net of tax	(0.1)	(0.2)	(0.1)
Gain on disposal of discontinued operations, net of tax	—	0.1	—

Net income	7.1%	7.3%	7.0%

Comparison of Fiscal Years Ended January 31, 2006 and 2005

Net Sales and Revenue – Net sales and revenue in fiscal 2005 were $396.0 million, a 4.5% increase from $379.0 million in fiscal 2004. This increase was due to an increase in comparable store sales of 5.0% for fiscal 2005 which was partially offset by a reduction in store count. We believe our comparable store sales have recently been positively affected by hurricanes, our increased efforts on expanding appliance product selection and consumer demand for flat screen and light engine televisions. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts. We closed 16 stores (nine of which were classified as discontinued operations) during fiscal 2005 and 14 stores during fiscal 2004. We did not open any new stores in fiscals 2005 and 2004. We had 218 stores open at January 31, 2006 compared to 234 stores at January 31, 2005.

The television and appliance categories were our strongest product categories for fiscal 2005. Both categories positively impacted comparable store sales by 4.0%. The television category performance was primarily due to increased sales of LCD, DLP, plasma and other high definition ready televisions. The appliance category performance was primarily due to air conditioner sales and generally improved sales across most of the appliance category products. The audio and video categories negatively impacted comparable store sales by 2.2% and 0.8%, respectively. Both the audio and video categories have been impacted by lower price points of their respective products and these products becoming more of a commodity item with very high levels of competition.

The following table reflects the approximate percent of net sales and revenue for each product group for the periods presented:

	Fiscal Year

Product Category	2005	2004	2003

Televisions	56%	55%	52%
Appliances	22	19	19
Audio	9	11	13
Video	6	7	8
Other	7	8	8

	100%	100%	100%

Lease income was approximately $942,000, a 16.4% increase from $809,000 in fiscal 2004. The increase resulted primarily from more properties being leased during fiscal 2005.

Gross Profit – Gross profit was $109.3 million in fiscal 2005, or 27.6% of net sales and revenue, versus $106.5 million for fiscal 2004 or 28.0% of net sales and revenue. The primary factors impacting the gross profit margin have been an increased promotional activity and recognizing a reduced amount of extended service contracts sales, which generally have higher gross profit margin associated with them.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for 2005 were $101.6 million, or 25.7% of net sales and revenue, a $1.3 million increase from $100.3 million, or 26.4% of net sales and revenue, for fiscal 2004. The increase in expenditures was primarily due to an impairment charge of $1.2 million related to company owned real estate, higher payroll costs of $1.9 million reflecting higher commission cost to the sales staff due to higher sales and higher accruals for executive incentive pay associated with higher corporate profitability. These increases were partially offset by lower advertising costs of $2.1 million as we had fewer markets to serve after our store closings and we emphasized cost control this year.

Operating Income – Operating income was $7.7 million, or 1.9% of net sales and revenue, for fiscal 2005, a 23.3% increase from $6.2 million, or 1.6% of net sales and revenue for fiscal 2004. A majority of the increase in operating income results from higher sales and our ability to lower advertising cost in certain markets.

Investment Income – Investment income increased to $308,000 in fiscal 2005 from $178,000 in fiscal 2004 primarily as a result of more excess cash available for investment in the latter half of fiscal 2005.

Interest Expense – Interest expense decreased to $2.6 million, or 0.7% of net sales and revenue, for fiscal 2005 from $3.1 million, or 0.8% of net sales and revenue, for fiscal 2004. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding.

Loss on Early Termination of Debt – During fiscal 2005, we completed the early payoff of mortgages for 14 retail locations totaling approximately $6.9 million. We incurred a charge of approximately $22,000 related to this termination of debt. During fiscal 2004, we completed the early payoff of mortgages for 43 retail locations totaling approximately $21.6 million. We incurred a charge of approximately $679,000 related to this termination of debt.

Gain on Sale of Real Estate – During fiscal 2005, we sold one parcel of land attached to an owned property for a gain of $253,000. In fiscal 2004, we sold three parcels of land attached to owned properties for a gain of $246,000.

Income from Limited Partnerships – Results for fiscals 2005 and 2004 reflect the impact of our equity investment in two limited partnerships, Colona Synfuel Limited Partnership L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which produce synthetic fuels. We expect to receive payments from the three separate sales of our interests in Colona, on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels.

Effective October 1, 2005, we sold our entire ownership interest in the Somerset limited partnership that owned two synthetic fuel facilities. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We expect to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. With this sale, we have divested all of our ownership interests in facilities that produce synthetic fuel which qualifies for Section 29/45K tax credits.

Income from synthetic fuel investments for fiscal 2005 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. Payments for qualified production occurring after January 31, 2006 through March 31, 2006 will be placed into escrow. Subject to certain conditions, we will receive any payments placed into escrow in calendar year 2007 after information necessary to calculate any phase out of Section 29/45K credits is published by the Department of Treasury. Payments for qualified production occurring after March 31, 2006, if any, may be paid directly to us.

Because the purchase price of all our synthetic fuel sales is based on the value of Section 29/45K tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited.

Below is a table (amounts in thousands) summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Years Ended January 31,

	2006	2005

February 1, 1999 Colona sale	$8,516	$7,181
July 31, 2000 Colona sale	7,552	5,831
May 31, 2001 Colona sale	6,713	5,134
March 30, 2004 Gillette sale	6,125	469
October 1, 2005 Somerset sale	1,609	—

Total	$30,515	$18,615

Income Taxes – Our effective tax rate was 20.5% and (31.3%) for fiscals 2005 and 2004, respectively, after reflecting our share of federal tax credits earned by the Somerset limited partnership. Our effective tax rate increased for fiscal 2005, as we no longer receive federal tax credits for synthetic fuel produced subsequent to September 30, 2005. We did receive $6.4 million in tax credits generated by Somerset for fiscal 2005. Our effective tax rate was reduced for fiscal 2004 as a result of $8.0 million in tax credits generated by Somerset and a $6.6 million net reduction in our valuation allowance on the alternative minimum tax carryforwards due to the favorable resolution of the IRS audits of the Somerset limited partnership and of REX.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was $28.7 million for fiscal 2005 versus $28.2 million for fiscal 2004.

Discontinued Operations – During fiscal 2005, we closed nine stores that were classified as discontinued operations. In addition, we closed one store subsequent to January 31,2006 that is classified as discontinued operations. As a result, we had a loss from discontinued operations, net of tax benefit, of $588,000 in fiscal 2005 compared to $852,000 in fiscal 2004. We sold one store location classified as discontinued operations in both fiscal 2005 and 2004 and as a result had a gain from disposal of discontinued operations, net of a tax provision, of $125,000 in fiscal 2005 compared to $226,000 in fiscal 2004.

Net Income – As a result of the foregoing, net income was $28.3 million for fiscal 2005 versus $27.5 million for fiscal 2004.

Comparison of Fiscal Years Ended January 31, 2005 and 2004

Net Sales and Revenue—Net sales and revenue in fiscal 2004 were $379.0 million, a 3.4% decrease from $392.5 million in fiscal 2003. This decrease was primarily due to a decline in comparable store sales of 2.0% for fiscal 2004 and a reduction in store count. We closed 14 stores during fiscal 2004. We did not open any new stores in fiscals 2004 and 2003. We had 234 stores open at January 31, 2005 compared to 248 stores at January 31, 2004.

The television category was our strongest product category for fiscal 2004. It positively impacted comparable store sales by 2.0% primarily due to increased sales of LCD, DLP, plasma and other high definition ready televisions. The “other” category also positively impacted comparable store sales by 0.2%, primarily due to higher sales of ready to assemble furniture stands. The audio and video categories negatively impacted comparable store sales by 2.2% and 1.8%, respectively. Both the audio and video categories have been impacted by lower price points of their respective products and these products becoming more of a commodity item with very high levels of competition. The appliance category contributed 0.2% to the decline in comparable store sales primarily due to lower air conditioner sales. Air conditioner sales were impacted by lower demand primarily due to cooler temperatures in certain markets as compared to the prior year and lower average selling prices.

Lease income was approximately $809,000, a 5.7% decrease from $858,000 in fiscal 2003. The decrease results primarily from fewer properties being leased during fiscal 2004.

Gross Profit—Gross profit was $106.5 million in fiscal 2004, or 28.0% of net sales and revenue, versus $116.4 million for fiscal 2003 or 29.6% of net sales and revenue. The primary factors impacting the gross profit margin have been an increased promotional activity and recognizing a reduced amount of extended service contracts sales, which generally have higher gross profit margin associated with them. Demand for extended service contracts has declined, which is partially due to lower prices on many products we sell.

Selling, General and Administrative Expenses—Selling, general and administrative expenses for 2004 were $100.3 million, or 26.4% of net sales and revenue, a 2.1% decrease from $102.4 million, or 26.1% of net sales and revenue, for fiscal 2003. The decrease in expenditures was primarily due to lower commission cost to the sales staff due to lower sales, lower newspaper advertising costs as we had fewer markets to serve after our store closings, and a reduction in television advertising.

Operating Income—Operating income was $6.2 million, or 1.6% of net sales and revenue, for fiscal 2004, a 55.2% decrease from $13.9 million, or 3.5% of net sales and revenue for fiscal 2003. The decline was primarily caused by the reduction in net sales and gross profit margin.

Investment Income—Investment income increased to $178,000 in fiscal 2004 from $77,000 in fiscal 2003 primarily as a result of more excess cash available for investment in fiscal 2004.

Interest Expense—Interest expense decreased to $3.1 million, or 0.8% of net sales and revenue, for fiscal 2004 from $4.8 million, or 1.2% of net sales and revenue, for fiscal 2003. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding.

Loss on Early Termination of Debt – During fiscal 2004, we completed the early payoff of mortgages for 43 retail locations totaling approximately $21.6 million. We incurred a charge of approximately $679,000 related to this termination of debt. During fiscal 2003, we completed the early payoff of mortgages totaling approximately $4.8 million. We incurred a charge of approximately $18,000 related to this termination of debt.

Gain on Sale of Real Estate – During fiscal 2004, we sold three parcels of land attached to owned properties for a gain of $246,000. In fiscal 2003, we sold four retail store locations for a gain of $1.2 million. This included two stores we closed during fiscal 2003 and two stores we had closed in prior years that were being leased to outside companies.

Income from Limited Partnerships—Results for fiscals 2004 and 2003 also reflect the impact of our equity investment in two limited partnerships, Colona Synfuel Limited Partnership L.L.L.P. and Somerset Synfuel, L.P., which produce synthetic fuels. We expect to receive payments from the three separate sales of our interests in Colona, on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold, subject to production levels.

In addition, for fiscal 2004, we received $2,750,000 along with a secured contingent payment note that could provide additional investment income to us from our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming.

Below is a table (amounts in thousands) summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Year Ended January 31

	2005	2004

February 1, 1999 Colona sale	$7,181	$6,409
July 31, 2000 Colona sale	5,831	5,041
May 31, 2001 Colona sale	5,134	4,561
March 30, 2004 Gillette sale	469	—

Total	$18,615	$16,011

Income Taxes—Our effective tax rate was approximately (31.3%) and (6.2%) for fiscals 2004 and 2003, respectively, after reflecting our share of federal tax credits earned by the Somerset limited partnership. Our effective tax rate was reduced for fiscal 2004 as a result of $8.0 million in tax credits generated by Somerset and a $6.6 million net reduction in our valuation allowance on the alternative minimum tax carryforwards due to the favorable resolution of the IRS audits of the Somerset limited partnership and of REX. Our effective tax rate was reduced for fiscal 2003 as a result of a $4.2 million increase in tax credits generated by the Somerset partnership and a $3.6 million net reduction in our valuation allowance on the alternative minimum tax carryforwards due to the then current status of the IRS audits of the Colona and Somerset limited partnerships.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was $28.2 million for fiscal 2004 versus $28.0 million for fiscal 2003.

Discontinued Operations – During fiscal 2004, we closed ten stores that were classified as discontinued operations. As a result, we had a loss from discontinued operations, net of tax benefit, of $852,000 in fiscal 2004 compared to $581,000 in fiscal 2003. We sold one of these store locations and as a result had a gain from disposal of discontinued operations, net of a tax provision, of $226,000 in fiscal 2004 compared to $0 in fiscal 2003.

Net Income—As a result of the foregoing, net income was $27.5 million for fiscal 2004 versus $27.4 million for fiscal 2003.

Liquidity and Capital Resources

Our primary sources of financing have been income from operations and our investment in synthetic fuel limited partnerships, supplemented by mortgages on owned properties. We also use borrowings under our revolving line of credit to fund our seasonal working capital needs.

Outlook – We consider our inventory balance of $97.4 million at January 31, 2006 to be a lower than normal balance for that time of the year. We have experienced shortages from suppliers primarily in LCD and Plasma televisions. In addition, we are carrying a lower level of air conditioners as we experienced strong air conditioner sales during fiscal 2005. Our inventory levels are subject to seasonal fluctuations, with January 31 traditionally a time of lower inventory levels. Our cash levels will tend to fluctuate inversely with our inventory levels.

Our pending Ethanol investments could require a significant amount, if not all, of our available cash. Consequently, we may be forced to borrow amounts under our revolving line of credit exceeding our historically normal levels. This could result in our incurring additional interest expense. We estimate, based on current interest rates, and the proposed investments in three ethanol facilities, that the maximum amount of additional interest expenditures would be approximately $2 million annually.

The increased likelihood of a reduction in our income from synthetic fuel investments also could result in a significant reduction of available cash. We cannot estimate the potential impact of the phase-out of Section 29/45K tax credits, and the resulting reduction in our income, cannot be accurately determined. Should our income from synthetic fuel investments decline significantly, then we anticipate a resulting increase in amounts borrowed under our revolving line of credit and a corresponding increase in interest expense.

Operating Activities – Net cash provided by operating activities was $17.8 million for fiscal 2005 compared to net cash used in operating activities of $8.2 million in fiscal 2004. For fiscal 2005, operating cash flow was provided by net income of $28.3 million adjusted for the impact of a $30.5 million gain on sales of partnership interest and non-cash items of $6.5 million, which consist of deferred income, the deferred income tax provision, impairment charges and depreciation and amortization. Cash was provided by a decrease in inventory of $26.8 million, primarily due to a shortage in the supply of certain televisions and lower levels of air conditioners. Additionally, cash was provided by a decrease in accounts receivable of $2.0 million. The largest use of cash was a decrease in accounts payable of $13.7 million. Cash was also used by an increase in other assets of $0.7 million and a decrease in other liabilities of $0.4 million.

For fiscal 2004, operating cash flow was provided by net income of $27.5 million adjusted for the impact of a $18.6 million gain on sales of partnership interest and non-cash items of $11.2 million, which consist of deferred income, the deferred income tax provision and depreciation and amortization. Cash was provided by the decrease in other assets of $2.6 million. The largest use of cash was an increase in inventory of $7.4 million. Inventory levels at January 31, 2004 were lower due to a short supply on certain televisions. Cash was also used by an increase in accounts receivable of $0.7 million and a decrease in other current liabilities of $0.6 million.

Investing Activities – Net cash was provided by investing activities of $29.8 million for fiscal 2005. Cash of $30.5 million was provided by proceeds from the sale of our partnership interest in synthetic fuel and $1.5 million from the sale of real estate and buildings. Capital expenditures in fiscal 2005 totaled $2.2 million. Expenditures included approximately $0.7 million for the purchase of one store, approximately $0.5 million towards a store being relocated and approximately $1.2 million for improvements at existing locations.

Net cash was provided by investing activities of $21.4 million for fiscal 2004. Cash of $20.0 million was provided by proceeds from the sale of our partnership interest in synthetic fuel and $1.3 million from the sale of real estate and buildings. Cash of $7.0 million was also provided from the sale of an investment. Capital expenditures in fiscal 2004 totaled $6.9 million. Expenditures included approximately $4.4 million towards the relocation of six stores during fiscal 2004, approximately $1.5 million towards two stores being relocated in fiscal 2005 and approximately $1.0 million for improvements at existing locations.

Financing Activities – Cash used in financing activities was $32.2 million for fiscal 2005. During fiscal 2005, we acquired 1,956,400 shares of our common stock in open market transactions for approximately $28.3 million. During fiscal 2004, we acquired 717,435 shares of our common stock in open market transactions for approximately $7.5 million. At January 31, 2006, we had authorization from our Board of Directors to purchase 496,645 shares of our common stock. All acquired shares will be held in treasury for possible future use.

At January 31, 2006, we had approximately $23.8 million of mortgage debt outstanding at a weighted average interest rate of 6.87%, with maturities from February 1, 2008 to September 26, 2016. During fiscal 2005, we paid off $9.5 million of long-term mortgage debt from scheduled repayments and the early extinguishment of debt for 14 retail locations. During fiscal 2004, we paid off $25.4 million of long-term mortgage debt from scheduled repayments and the early extinguishment of debt for 43 retail locations.

We received proceeds of approximately $5.7 million and $4.6 million for fiscal 2005 and 2004, respectively, from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $2.2 million and $3.0 million for fiscals 2005 and 2004, respectively, which was reflected as an increase in additional paid-in capital.

On September 14, 2004, we entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with five banks. The Loan Agreement provides for a $115,000,000 five-year revolving credit facility, with a $50,000,000 sub-limit for letters of credit, through September 14, 2009. Amounts available for borrowing are based upon the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement accrue interest at prime minus .50% or LIBOR plus 1.75%. Borrowings are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. Aggregate commitments under the loan agreement may be increased by up to an additional $50,000,000. This loan agreement replaced our prior $130,000,000 bank credit facility. The loan agreement does not contain any financial covenants. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

We had no borrowings outstanding on the line of credit at January 31, 2006 or January 31, 2005. A total of approximately $45.5 million was available at January 31, 2006, net of letters of credit outstanding of $13.4 million. Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2005 were approximately $16.3 million. The weighted average interest rate was 5.1% (18.6% including commitment fees) for fiscal 2005.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include those related to purchasing inventory, mortgaging and leasing retail space. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2006 (amounts in thousands.)

	Payment due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$13,119	$5,214	$6,295	$1,526	$84
Long-term debt obligations	23,851	2,389	5,511	8,856	7,095
Inventory purchase orders	34,480	34,480	—	—	—
Interest on fixed rate debt	7,158	1,476	2,493	1,799	1,390

Total	$78,608	$43,559	$14,299	$12,181	$8,569

On November 28, 2005, we entered into an agreement to purchase a convertible secured promissory note. The proceeds of the note will be used to capitalize a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The purchase of the note is expected to occur before June 1, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. We have obtained an irrevocable letter of credit of $5 million, the principal amount of the convertible secured promissory note, to secure our obligation to purchase the note. At January 31, 2006, the $5 million letter of credit remained outstanding.

On January 26, 2006, we entered into an agreement to invest $7.5 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The equity investment is expected to occur before July 1, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. We have obtained an irrevocable letter of credit of $7.5 million to secure our obligation to fund the equity investment. At January 31, 2006, the $7.5 million letter of credit remained outstanding.

On March 17, 2006, we entered into an agreement to purchase a note in the principal amount of $14 million issued by a limited liability company organized to construct and operate an ethanol producing facility. The purchase of the note is subject to the limited liability company obtaining additional financing by September 18, 2006. We have obtained an irrevocable letter of credit in the face amount of the note to secure its purchase obligation. The note purchase agreement provides us rights to purchase an equity interest in the limited liability company.

Seasonality and Quarterly Fluctuations

Our retail business is seasonal. As is the case with many other retailers, our net sales and revenue and net income are generally greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 33.0% and 32.0% of net sales and revenue for fiscal 2005 and 2004, respectively. The fourth fiscal quarter accounted for 51.5% and 72.0% of operating income in fiscal 2005 and 2004, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions and the timing of new store openings.

Impact of Inflation

The impact of inflation has not been material to our results of operations for the past three fiscal years.

Critical Accounting Policies

We believe the application of the following accounting policies, which are important to our financial position and results of operations, require significant assumptions, judgments and estimates on the part of management. We base our assumptions, judgments and estimates on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented in accordance with generally accepted accounting principles (GAAP). However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Further, if different assumptions, judgments and estimates had been used, the results could have been different and such differences could be material. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Consolidated Financial Statements. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – We recognize sales of products upon receipt by the customer. We will honor returns from customers within seven days from the date of sale. We establish liabilities for estimated returns at the point of sale.

We also sell extended service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. We retain the obligation to perform warranty service and such costs are charged to operations as incurred.

We recognize amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the income statement.

We recognize income from synthetic fuel partnership sales as production is completed. We are paid for actual tax credits earned as the synthetic fuel is produced. We estimate the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly.

We include income from our real estate leasing activities in net sales and revenue. We account for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

Vendor allowances – Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold. Advertising costs are expensed as incurred, with no offset of vendor allowances.

Inventory Reserves – Inventory is recorded at the lower of cost or market, net of reserves established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected.

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes, including the outcome of tax credits under Section 29/45K of the Internal Revenue Code. Changes in existing regulatory tax laws and rates may affect our ability to successfully manage regulatory matters, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

Recoverability of Long-Lived Assets – Given the nature of our business, each income producing property must be evaluated separately when events and circumstances indicate that the value of that asset may not be recoverable. We recognize an impairment loss when the estimated future undiscounted cash flows expected to result from the use of the asset and its value upon disposal are less than its carrying amount. Changes in the real estate market for particular locations could result in changes to our estimates of the property’s value upon disposal.

Costs Associated with Exit Activities – We occasionally vacate stores prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for the difference between our future lease payments and related costs (real estate taxes, maintenance, etc.) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. If actual results related to sublease income, vacancy periods and the payment of settlements and repairs differ from our estimates, we may be exposed to gains and or losses that could be material.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires us to recognize compensation cost for all share-based payments, including stock options, in our consolidated statements of income. Accordingly, the adoption of FAS 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We estimate the impact of applying SFAS 123R will result in compensation expense, net of tax, of approximately $1.1 million during fiscal 2006 if all current unvested stock options vest on the scheduled dates and the assumptions in the Black-Scholes model remain the same. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. This statement is effective for our fiscal year that begins February 1, 2006. Note 1 of the Notes to Consolidated Financial Statements contains pro forma disclosures regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earning. SFAS 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement is a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. We are, in certain cases, legally obligated to remove leasehold improvements and fixtures whenever we vacate a leased premise. FIN 47 became effective for fiscal years ending after December 15, 2005; therefore, we adopted this interpretation during the fourth quarter of 2005. Adopting FIN 47 did not have a material impact on our financial position, results of operations, or cash flows.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes lease renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF No. 05-6 did not materially impact our financial condition, results of operations, or cash flows during fiscal 2005.

There were no other new accounting standards issued during fiscal 2005 that has or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2006, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

The revolving credit agreement is with five banks through September 14, 2009, with interest at prime minus .50% or LIBOR plus 1.75% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are based upon the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. At January 31, 2006, a total of approximately $45.5 million was available for borrowings under the revolving credit agreement, net of letters of credit outstanding of $13.4 million. We had no outstanding borrowings under the revolving credit agreement at January 31, 2006.

Approximately $18.1 million of the mortgage debt consists of fixed rate debt. The interest rates range from 3.7% to 8.5%. The remaining $5.7 million of mortgage debt is variable rate mortgage debt. In general, the rate on the variable rate debt ranges from prime to prime plus 0.25%. If the prime interest rate increased 1%, we estimate our annual interest cost would increase approximately $60,000 for the variable rate mortgage debt. Principal and interest are payable monthly over terms which generally range from 5 to 15 years. The fair value of our long-term fixed rate mortgage debt at January 31, 2006 was approximately $18.4 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities.

Item 8. Financial Statements and Supplementary Data

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2006 AND 2005
(Amounts in thousands)

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,096	$4,671
Accounts receivable—net of allowance for doubtful accounts of $159 and $157 in 2006 and 2005, respectively	3,457	5,460
Synthetic fuel receivable	1,680	1,675
Merchandise inventory	97,371	124,188
Prepaid expenses and other	2,052	1,230
Future income tax benefits	9,361	10,929

Total current assets	134,017	148,153
PROPERTY AND EQUIPMENT—Net	125,245	129,723
ASSETS HELD FOR SALE—Net	1,497	1,986
OTHER ASSETS	760	841
FUTURE INCOME TAX BENEFITS	30,031	27,978
RESTRICTED INVESTMENTS	2,318	2,270

TOTAL ASSETS	$293,868	$310,951

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,389	$2,897
Accounts payable—trade	19,129	32,842
Accrued income taxes	541	1,567
Current portion of deferred income	10,883	10,432
Accrued payroll and related items	7,183	6,303
Other current liabilities	5,863	6,152

Total current liabilities	45,988	60,193

LONG-TERM LIABILITIES:
Long-term mortgage debt	21,462	30,501
Deferred income	12,213	11,703

Total long-term liabilities	33,675	42,204

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, 45,000 shares authorized, 29,390 and 29,038 shares issued at par	294	290
Paid-in capital	135,775	133,474
Retained earnings	240,898	212,629
Treasury stock, 19,289 and 17,865 shares	(162,762)	(137,839)

Total shareholders’ equity	214,205	208,554

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$293,868	$310,951

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

(Amounts in Thousands, Except Per Share Amounts)	2006	2005	2004

NET SALES AND REVENUE	$396,032	$379,023	$392,476

COST OF SALES	286,722	272,496	276,097

GROSS PROFIT	109,310	106,527	116,379

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	101,609	100,283	102,438

OPERATING INCOME	7,701	6,244	13,941

INVESTMENT INCOME	308	178	77

INTEREST EXPENSE	(2,625)	(3,147)	(4,767)

LOSS ON EARLY TERMINATION OF DEBT	(22)	(679)	(18)

GAIN ON SALE OF REAL ESTATE	253	246	1,153

INCOME FROM LIMITED PARTNERSHIPS	30,515	18,615	16,011

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36,130	21,457	26,397

PROVISION (BENEFIT) FOR INCOME TAXES	7,398	(6,718)	(1,624)

INCOME FROM CONTINUING OPERATIONS	28,732	28,175	28,021

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(588)	(852)	(581)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX	125	226	—

NET INCOME	$28,269	$27,549	$27,440

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	10,688	11,081	10,863

BASIC INCOME PER SHARE FROM CONTINUING OPERATIONS	$2.69	$2.54	$2.58
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.06)	(0.07)	(0.05)
BASIC GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	0.01	0.02	0.00

BASIC NET INCOME PER SHARE	$2.64	$2.49	$2.53

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	12,220	12,714	12,648

DILUTED INCOME PER SHARE FROM CONTINUING OPERATIONS	$2.35	$2.22	$2.22
DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.05)	(0.07)	(0.05)
DILUTED GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	0.01	0.02	0.00

DILUTED NET INCOME PER SHARE	$2.31	$2.17	$2.17

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED JANUARY 31, 2006, 2005 AND 2004
(Amounts in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,269	$27,549	$27,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,645	4,158	3,994
Impairment charges	1,345	875	—
Income from limited partnerships	(30,515)	(18,615)	(16,011)
Gain on disposal of fixed assets	(375)	(60)	(1,077)
Loss on early termination of debt	22	284	18
Deferred income	961	(871)	(1,498)
Deferred income tax	(485)	(15,559)	(6,928)
Changes in assets and liabilities:
Accounts receivable	2,003	(654)	(219)
Merchandise inventory	26,817	(7,433)	25,308
Other current assets	(844)	(33)	47
Other long term assets	81	2,636	(800)
Accounts payable—trade	(13,713)	97	5,328
Other current liabilities	(435)	(600)	(797)

Net cash provided by (used in) operating activities	17,776	(8,226)	34,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,171)	(6,919)	(4,043)
Proceeds from sale of partnership interest	30,510	20,038	19,532
Proceeds from sale of real estate and fixed assets	1,523	1,346	3,636
Purchase of investments	—	—	(7,000)
Sale of investments	—	7,000	—
Restricted investments	(48)	(13)	(16)

Net cash provided by investing activities	29,814	21,452	12,109

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in note payable	—	—	(13,451)
Payments of long-term debt	(9,547)	(25,408)	(11,277)
Stock options exercised	5,696	4,557	4,848
Treasury stock acquired	(28,314)	(7,484)	(7,460)

Net cash used in financing activities	(32,165)	(28,335)	(27,340)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,425	(15,109)	19,574

CASH AND CASH EQUIVALENTS—Beginning of year	4,671	19,780	206

CASH AND CASH EQUIVALENTS—End of year	$20,096	$4,671	$19,780

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004
(Amounts in thousands)

	Common Shares

	Issued		Treasury			Retained Earnings	Total Shareholders’ Equity
					Paid-In Capital
	Shares	Amount	Shares	Amount

BALANCE—February 1, 2003	27,746	$277	16,607	$(120,095)	$121,282	$157,640	$159,104

Net income						27,440	27,440

Treasury stock acquired			711	(8,214)			(8,214)

Stock options exercised and related tax effects	562	6	(104)	754	4,842	—	5,602

BALANCE—January 31, 2004	28,308	283	17,214	(127,555)	126,124	185,080	183,932

Net income						27,549	27,549

Treasury stock acquired			902	(12,174)			(12,174)

Stock options exercised and related tax effects	730	7	(251)	1,890	7,350	—	9,247

BALANCE—January 31, 2005	29,038	290	17,865	(137,839)	133,474	212,629	208,554

Net income						28,269	28,269

Treasury stock acquired			2,088	(30,186)			(30,186)

Stock options exercised and related tax effects	352	4	(664)	5,263	2,301	—	7,568

BALANCE—January 31, 2006	29,390	$294	19,289	$(162,762)	$135,775	$240,898	$214,205

See notes to consolidated financial statements

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated. The Company operates 218 retail consumer electronics and appliance stores under the REX name in 37 states. The Company operates in one segment.

Reclassifications – Certain items have been reclassified from prior years’ presentation to conform to the current year presentation.

Fiscal Year – All references in these consolidated financial statements to a particular fiscal year are to the Company’s fiscal year ended January 31. For example, “fiscal 2005” means the period February 1, 2005 to January 31, 2006.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents – Cash equivalents are principally short-term investments with original maturities of less than three months. The carrying amount of cash equivalents approximate fair value.

Merchandise Inventory – Substantially all inventory is valued at the lower of average cost or market, which approximates cost on a first-in, first-out (“FIFO”) basis, including certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. The inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (“K&C”), is valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. Following the lower of cost or market principle, the K&C inventory value using the LIFO method ($30,800,000 and $37,972,000 at January 31, 2006 and 2005, respectively) is equivalent to the FIFO value in all years presented. Eleven suppliers accounted for approximately 81% of the Company’s purchases in fiscal 2005. Ten suppliers accounted for approximately 83% of the Company’s purchases in fiscal 2004. Three suppliers represented approximately 40% of the Company’s inventory purchases in fiscal 2005, while two suppliers represented approximately 34% of the Company’s inventory purchases in fiscal 2004.

Property and Equipment – Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over the initial lease term and one renewal term when exercise of the renewal term is reasonably assured or the life of the improvement, whichever is shorter.

The components of property and equipment at January 31, 2006 and 2005 are as follows (amounts in thousands):

	2006	2005

Land	$38,269	$38,598
Buildings and improvements	103,525	102,210
Fixtures and equipment	17,431	17,979
Leasehold improvements	8,296	8,886
Construction in progress	—	1,073

	167,521	168,746
Less: accumulated depreciation	(42,276)	(39,023)

	$125,245	$129,723

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge included in selling, general and administrative expenses in the accompanying consolidated statements of income of $1,200,000 and $875,000 in the fiscal years ended January 31, 2006 and January 31, 2005, respectively. In addition, approximately $100,000 was recorded in discontinued operations as an impairment charge. There was no material impairment loss incurred in the fiscal year ended January 31, 2004.

Restricted Investments – Restricted investments, which are principally marketable debt securities of a federal government agency, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2006 and 2005 are required by two states to cover possible future claims under product service contracts. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified the investments as held-to-maturity. The investments had maturity dates of less than one year at January 31, 2006 and 2005. The Company has the intent and ability to hold these securities to maturity.

Revenue Recognition – The Company recognizes sales of products upon receipt by the customer. The Company will honor returns from customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale.

The Company also sells product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. The Company retains the obligation to perform warranty service and such costs are charged to operations as incurred.

The Company recognizes amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the income statement. Amounts classified as selling, general and administrative expense were $3,325,000, $3,461,000 and $3,587,000 in fiscal 2005, 2004 and 2003, respectively.

Merchandise sold under interest-free financing arrangements is recorded as a sale when the customer receives the merchandise. In general, the Company receives payment within 3 to 10 business days from the third-party lender. The amount the Company receives from the third-party lender is generally discounted for the interest free financing option, which is recorded as a marketing expense in selling, general and administrative expense. The net expense for third party financing was approximately $1,262,000, $1,575,000, and $1,026,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

The Company recognizes income from synthetic fuel partnership sales as production is completed. The Company is paid for actual tax credits earned as the synthetic fuel is produced. The Company estimates the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 2 for a further discussion of synthetic fuel partnership sales.

The Company includes income from its real estate leasing activities in net sales and revenue. The Company accounts for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

Costs of Sales – Cost of sales includes the cost of merchandise, markdowns and inventory shortage, receiving, warehousing and freight charges to get merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling, general and administrative expenses. Due to this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling, general and administrative expense.

Selling, General and Administrative Expenses – The Company includes store expenses (such as payroll and occupancy costs), advertising, buying, depreciation, insurance and overhead costs in selling, general and administrative expenses.

Vendor Allowances and Advertising Costs – Vendors often fund, up front, certain advertising costs, display allowances and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold. Advertising costs are expensed as incurred. Advertising expense was approximately $24,936,000, $27,128,000 and $29,304,000 for the years ended January 31, 2006, 2005 and 2004, respectively and were not offset by vendor allowances.

Interest Cost – Interest expense of $2,625,000, $3,147,000 and $4,767,000 for the years ended January 31, 2006, 2005 and 2004, respectively, is net of approximately $15,000, $37,000 and $79,000 of interest capitalized related to store or warehouse construction. Cash paid for interest in fiscals 2005, 2004 and 2003 was approximately $2,525,000, $3,392,000 and $4,767,000, respectively; such amounts include $0, $394,000 and $0 of prepayment penalties recorded as loss on early termination of debt for fiscal 2005, 2004 and 2003, respectively.

Loss on Early Termination of Debt – Unamortized deferred financing costs and associated prepayment penalties related to the early payoff of loans are charged to loss on early termination of debt.

Deferred Financing Costs – Direct expense and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan.

Store Opening and Closing Costs – Store opening costs are expensed as incurred. Store opening costs incurred in the fiscal years ended January 31, 2006, 2005 and 2004 were not material. The costs associated with closing stores are accrued when the decision is made to close a location. Store closing costs incurred in the fiscal years ended January 31, 2006, 2005 and 2004 were not material.

Stock Compensation – The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (“APB Opinion”) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized.

On May 26, 2005, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company’s common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by executive officers, became immediately exercisable. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the consolidated statement of income upon the adoption of SFAS 123R. As a result of the acceleration, stock option expense will be reduced by approximately $904,000 ($588,000, net of tax) over the next two years.

Had compensation cost for these plans been determined at fair value consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, 2006, 2005 and 2004 (amounts in thousands, except per-share amounts):

		2006	2005	2004

Net income	As reported	$28,269	$27,549	$27,440
	Compensation Cost, net of tax	3,590	3,370	2,901

	Pro forma	24,679	24,179	24,539

Basic net income per share	As reported	$2.64	$2.49	$2.53
	Compensation Cost, net of tax	0.33	0.31	0.27

	Pro forma	2.31	2.18	2.26

Diluted net income per share	As reported	$2.31	$2.17	$2.17
	Compensation Cost, net of tax	0.29	0.27	0.23

	Pro forma	2.02	1.90	1.94

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended January 31, 2005 and 2004, respectively: risk-free interest rate of 4.7% and 4.3%, expected volatility of 65.4% and 65.9% and a weighted average stock option life of nine years for all years. No options were granted in the fiscal year ended January 31, 2006. In accordance with the provisions of SFAS 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts. Therefore, the pro forma effect on net income and net income per share may not be representative of that to be expected in future years.

See New Accounting Pronouncements section of Note 1 for a discussion of SFAS 123R, which was issued by the Financial Accounting Standards Board in December 2004.

Extended Service Contracts – Extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Terms of coverage, including the manufacturers’ warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 2.9%, 3.3% and 3.5% of net sales and revenue for fiscal 2005, 2004 and 2003, respectively. Service contract costs are charged to operations as incurred. Gross profit realized from extended service contract revenues was $9.0 million, $9.2 million and $10.2 million in fiscal 2005, 2004 and 2003, respectively.

Income Taxes – The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Discontinued Operations –The Company classifies closed or sold stores in discontinued operations when the operations and cash flows of the store have been (or will be) eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open stores and estimates of sales migration from the closed store to any stores remaining open. The estimated sales migration is based on the Company’s historical estimates of sales migration upon opening a new store in a similar market and geographical considerations. For purposes of reporting the operations of stores meeting the criteria for discontinued operations, the Company reports net sales and revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those stores operations as discontinued operations. Certain corporate level charges, such as general office expense, certain interest expense, and other “fixed” expenses are not allocated to discontinued operations because the Company believes that these expenses are not specific to the store’s operations.

New Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires the Company to recognize compensation cost for all share-based payments, including stock options, in its consolidated statements of income. Accordingly, the adoption of FAS 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company estimates the impact of applying SFAS 123R will result in compensation expense, net of tax, of approximately $1.1 million during fiscal 2006 if all current unvested stock options vest on the scheduled dates and the assumptions in the Black-Scholes model remain the same. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. This statement is effective for the Company’s fiscal year that begins February 1, 2006. Note 1 of the Notes to Consolidated Financial Statements contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement is a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company is, in certain cases, legally obligated to remove leasehold improvements and fixtures whenever the Company vacates a leased premise. FIN 47 became effective for fiscal years ending after December 15, 2005; therefore, the Company adopted this interpretation during the fourth quarter of 2005. Adopting FIN 47 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes lease renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF No. 05-6 did not materially impact the Company’s financial condition, results of operations, or cash flows during fiscal 2005.

2.	INVESTMENTS IN LIMITED PARTNERSHIPS

During fiscal 1998, the Company invested in two limited partnerships that produce synthetic fuels. The limited partnerships earned Federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the quantity and content of synthetic fuel production and sales. Under current law, credits under Section 29/45K are available for qualified fuels sold before January 1, 2008 (see Note 11). The Company accounts for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $6,400,000, $8,000,000 and $7,300,000 in fiscal 2005, 2004 and 2003, respectively (see Note 9).

Effective February 1, 1999, the Company sold a 13% interest in Colona Synfuel Limited Partnership, L.L.L.P (Colona) reducing its initial 30% ownership interest to 17%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007, subject to production levels. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations, as specified in the sale agreement. The maximum amount that could be received for calendar years 2005, 2004 and 2003 was approximately $8.6 million, $8.1 million and $7.7 million, respectively. The Company earned and reported as income approximately $8.5 million, $7.2 million and $6.4 million for fiscal years 2005, 2004 and 2003, respectively. The maximum that can be received for calendar 2006 is approximately $9.1 million.

Effective July 31, 2000, the Company sold an additional portion of its interest in the Colona partnership, reducing its ownership percentage from 17% to 8%. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007, subject to production levels. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits attributable to the 9% interest sold with no annual limitations. The amount earned and reported as income was approximately $7.6 million, $5.8 million and $5.0 million for fiscal 2005, 2004 and 2003, respectively. Effective May 31, 2001, the Company sold its remaining 8% ownership in the Colona partnership. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007, subject to production levels. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold, subject to annual limitations or 74.25% of the federal income tax credits attributable to the 8% interest sold with no annual limitations. The amount earned and reported as income was approximately $6.7 million, $5.1 million and $4.6 million for fiscal 2005, 2004 and 2003, respectively.

Effective October 1, 2005, the Company sold its entire ownership interest in Somerset Synfuel, L.P., a limited partnership that owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. The Company expects to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. The amount earned and reported as income was approximately $1.6 million for fiscal 2005. With this sale, the Company has divested all of its ownership interests in facilities that produce synthetic fuel which qualifies for Section 29/45K tax credits.

The IRS has completed an audit on the Colona partnership. The audit was finalized in February 2004 and a closing agreement was signed with the IRS with no impact on tax credits generated. In June 2004, the IRS concluded its examination of the Somerset partnership’s Section 29/45K federal income tax credits for calendar year 2001 reporting no changes in the credits. In January 2005, the IRS concluded its examination of the Company’s federal tax return for the year ended January 31, 2002 with no changes in taxable income for that year.

Income from synthetic fuel investments for fiscal 2005 also includes income related to the sale of the Company’s membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million (resulting in $0.5 million in pre tax investment income) at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company is eligible to receive $1.50 per ton of “qualified production” produced by the facility. Payments for qualified production occurring after January 31, 2006 through March 31, 2006 will be placed into escrow. Subject to certain conditions, the Company will receive any payments placed into escrow in calendar year 2007 after information necessary to calculate any phase out of Section 29/45K credits is published by the Department of Treasury. Payments for qualified production occurring after March 31, 2006, if any, may be paid directly to the Company. During fiscal 2005, the Company recognized approximately $6.1 million of pre-tax investment income from this sale.

3.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with SFAS No. 128, “Earnings per Share”.

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company’s common stock for fiscal 2005, 2004 and 2003.

The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for the years ended January 31, 2006, 2005, and 2004 (amounts in thousands, except per-share amounts):

	2006

	Income	Shares	Per Share

Basic net income per share from continuing operations	$28,732	10,688	$2.69
Effect of stock options		1,532

Diluted net income per share from continuing operations	$28,732	12,220	$2.35

	2005

	Income	Shares	Per Share

Basic net income per share from continuing operations	$28,175	11,081	$2.54
Effect of stock options		1,633

Diluted net income per share from continuing operations	$28,175	12,714	$2.22

	2004

	Income	Shares	Per Share

Basic net income per share from continuing operations	$28,021	10,863	$2.58
Effect of stock options		1,785

Diluted net income per share from continuing operations	$28,021	12,648	$2.22

For the years ended January 31, 2006, 2005 and 2004, a total of 296,702, 325,136 and 666,336 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company’s common stock for those periods.

4.	COMMON STOCK

During the years ended January 31, 2006, 2005 and 2004, the Company purchased 2,088,671 shares, 901,529 shares and 711,153 shares of its common stock for $30,186,000, $12,174,000 and $8,214,000, respectively. Included in these amounts are shares the Company received totaling 132,271, 184,094 and 151,483 for the years ended January 31, 2006, 2005 and 2004, respectively, as tenders of the exercise price of stock options exercised by the Company’s Chief Executive Officer, all pursuant to the Stock-for-Stock and Cashless Option Exercise Rules and Procedures adopted by the Company on June 4, 2001. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $1,872,000, $2,800,000 and $2,154,000 for the years ended January 31, 2006, 2005 and 2004, respectively. At January 31, 2006, the Company was authorized by its Board of Directors to purchase, in open market transactions, an additional 496,645 shares of its common stock.

5.	REVOLVING LINE OF CREDIT

The $115,000,000 revolving credit agreement is with five banks and expires on September 14, 2009. Amounts available for borrowing under the loan agreement are subject to a borrowing base equal to the sum of 85% of net appraised liquidation value of eligible inventory and 85% of eligible receivables. Borrowings accrue interest at prime minus 0.5% or LIBOR plus 1.75%. Borrowings are guaranteed by the Company and are presently secured by all of the Company’s non real estate assets and the capital stock of the Company’s subsidiaries. Aggregate commitments under the loan agreement may be increased by up to an additional $50,000,000. The loan agreement does not contain any financial covenants. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. The Company was in compliance with all covenants as of January 31, 2006.

There were no borrowings outstanding on the line of credit at January 31, 2006 or January 31, 2005. A total of approximately $45.5 million was available at January 31, 2006, net of three letters of credit outstanding of $13.4 at that time.

Borrowing levels vary during the course of a year based upon seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2005 were approximately $16.3 million. The weighted average interest rate was 5.1% (18.6% including commitment fees) for fiscal 2005.

6.	LONG-TERM MORTGAGE DEBT

Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. Interest rates ranged from 3.7% to 8.5% in fiscals 2005 and 2004. Principal and interest are payable monthly over terms that generally range from 5 to 15 years. The following provides information on rates segregated as fixed or variable and by term for fiscal 2005 and fiscal 2004:

	Fiscal 2005

Interest Rates	Maturity	Balance (in thousands)

	Variable
6.26% - 7.25%	Within five years	$4,932
7.75%	Five to ten years	782

	Total variable	$5,714

	Fixed
5.75% - 8.50%	Within five years	$5,139
3.70% - 8.40%	Five to ten years	12,157
6.85%	Ten to fifteen years	841

	Total fixed	$18,137

	Fiscal 2004

Interest Rates	Maturity	Balance (in thousands)

	Variable
4.47% - 6.00%	Within five years	$6,161
4.59% - 6.00%	Five to ten years	9,179
5.50% - 6.00%	Ten to fifteen years	5,094

	Total variable	$20,434

	Fixed
7% - 8.50%	Within five years	$3
3.70% - 8.50%	Five to ten years	3,482
6.49% - 8.40%	Ten to fifteen years	9,479

	Total fixed	$12,964

Maturities of long-term debt are as follows (amounts in thousands):

Years Ending January 31

2007	$2,389
2008	2,717
2009	2,794
2010	3,953
2011	4,903
Thereafter	7,095

$23,851

In fiscal 2005, the Company paid off approximately $6.9 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost of approximately $22,000 as loss on early termination of debt.

In fiscal 2004, the Company paid off approximately $22.0 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost and prepayment penalties of approximately $679,000 as loss on early termination of debt.

In fiscal 2003, the Company paid off approximately $4.8 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost of approximately $18,000 as loss on early termination of debt.

The fair value of the Company’s long-term debt at January 31, 2006 and 2005 was approximately $24.1 million and $34.3 million, respectively.

7.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the Omnibus Plans). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2006, 108,011 and 2,024,337 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

On October 14, 1998, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $4.42, which represented the market price on the date of grant. These options are fully vested as of December 31, 2003. On January 31, 2006, 922,575 of these options remained outstanding.

On April 17, 2001, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These are fully vested as of December 31, 2005. All of these options remained outstanding at January 31, 2006.

On May 26, 2005, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company’s common stock on May 26, 2005. As a result, options to purchase approximately 118,000, including options to purchase approximately 60,000 shares held by executive officers, became immediately exercisable. As a result of the acceleration, stock option expense will be reduced by approximately $904,000, ($588,000, net of tax) over the next two years.

The following summarizes stock option activity for the years ended January 31, 2006, 2005 and 2004 (amounts in thousands, except per-share amounts):

	2006		2005		2004

	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding—Beginning of year	5,751	$7.70	6,391	$7.24	6,736	$6.83
Granted	—	—	369	12.42	363	12.92
Exercised	(1,016)	5.29	(981)	6.37	(667)	6.06
Canceled or expired	(61)	12.75	(28)	12.36	(41)	9.84

Outstanding—End of year	4,674	$8.15	5,751	$7.70	6,391	$7.24

Exercisable—End of year	4,082	$7.62	4,183	$6.52	4,238	$5.94

Weighted average fair value of options granted	—		$9.51		$9.50

Price ranges and other information for stock options outstanding as of January 31, 2006 were as follows (amounts in thousands, except per share amounts):

	Outstanding			Exercisable

Range of Exercise Prices	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares (000’s)	Weighted Average Exercise Price

$3.61 to $5.42	1,484	$4.62	2.54	1,484	$4.62
$5.56 to $8.34	1,888	7.95	5.07	1,784	7.94
$9.51 to $14.265	1,005	11.80	6.72	525	11.07
$14.745 to $16.04	297	14.83	6.25	289	14.80

	4,674	$8.15	4.7	4,082	$7.62

Profit Sharing Plan – The Company has a qualified, noncontributory profit sharing plan (the “Plan”) covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $27,000, $30,000 and $29,000 for the years ended January 31, 2006, 2005 and 2004, respectively, under the Plan.

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

The following is a summary of rent expense under operating leases (amounts in thousands):

Years Ended January 31	Minimum Rentals	Gain Amortization		Sublease Income	Total

2006	$5,696	$		$(133)	$5,563
2005	6,453		(300)	(290)	5,863
2004	7,368		(645)	(370)	6,353

The Company is secondarily liable under certain lease arrangements when there is a sublessee. These arrangements arise out of the normal course of business when the Company decides to close stores prior to lease expiration. As of January 31, 2006, future minimum annual rentals on all leased locations and sublease income are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals	Sublease Income

2007	$5,214	$214
2008	3,612	220
2009	2,683	215
2010	1,246	142
2011	280	70
Thereafter	84	5

	$13,119	$866

At January 31, 2006, the Company has lease agreements, as landlord, for all or portions of 22 owned properties. At ten of these locations, the Company does not operate a retail store. The Company operates a store and leases a portion of the properties to tenants at ten properties. Subsequent to January 31, 2006, the Company closed two stores and leased the entire property. All of the leases are accounted for as operating leases. The Company recognized lease income of approximately $942,000, $809,000 and $858,000 in fiscals 2005, 2004 and 2003, respectively.

As of January 31, 2006, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals

2007	$1,349
2008	1,441
2009	1,304
2010	1,203
2011	972
Thereafter	250

$6,519

OTHER COMMITMENTS

On November 28, 2005, the Company entered into an agreement to purchase a convertible secured promissory note. The proceeds of the note will be used to capitalize a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The purchase of the note is expected to occur before June 1, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. The Company has obtained an irrevocable letter of credit of $5 million, the principal amount of the convertible secured promissory note, to secure the Company’s obligation to purchase the note. At January 31, 2006, the $5 million letter of credit remained outstanding.

On January 26, 2006, the Company entered into an agreement to invest $7.5 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The equity investment is expected to occur before July 1, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. The Company has obtained an irrevocable letter of credit of $7.5 million to secure the Company’s obligation to fund the equity investment. At January 31, 2006, the $7.5 million letter of credit remained outstanding.

See Note 12, Subsequent Event, for further discussion concerning letters of credit the Company has obtained.

9.	INCOME TAXES

The provision for income taxes from continuing operations for the years ended January 31, 2006, 2005 and 2004 consists of the following (amounts in thousands):

	2006	2005	2004

Federal:
Current	$7,532	$8,345	$4,836
Deferred	(1,520)	(15,239)	(6,948)

	6,012	(6,894)	(2,112)

State and Local:
Current	351	495	468
Deferred	1,035	(319)	20

	1,386	176	488

	$7,398	$(6,718)	$(1,624)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2006 and 2005 (amounts in thousands):

	2006	2005

Assets:
Deferral of service contract income	$8,311	$8,155
Accrued liabilities	2,075	2,509
Inventory accounting	3,968	4,722
Income from limited partnerships	1,252	3,534
Depreciation	1,627	910
AMT credit carryforward	23,006	19,022
Valuation allowance	(1,021)	(352)
Other items	174	407

Total net future income tax benefits	$39,392	$38,907

For the fiscal years ended January 31, 2006 and 2005, the Company was subject to the alternative minimum tax (“AMT”) rules due to the Section 29/45K tax credits generated from the limited partnerships (see Note 2). The Company’s AMT liability was approximately $5,231,000 and $4,875,000 for the years ended January 31, 2006 and 2005, respectively. The AMT liability in excess of the regular tax liability results in an AMT credit carryforward, which can be used to offset future regular income tax liabilities subject to certain limitations. Therefore, for financial statement purposes, the required AMT payment has been recorded as an AMT credit carryforward. The AMT credit carryforwards have no expiration date.

The Company has a state net operating loss carryforward of approximately $12.5 million, which will begin to expire in fiscal 2006.

The Company established an additional valuation allowance of $669,000 in fiscal 2005 as a result of the uncertainty of realizing certain future state tax benefits. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets. The Company must generate approximately $153 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

The Company has been allocated in aggregate approximately $47.7 million in Section 29/45K tax credits from its investment in two partnerships (see Notes 2 and 11). The Internal Revenue Service (IRS) has completed an audit of the Colona partnership and a closing agreement was signed with the IRS with no impact on tax credits generated. The IRS has also audited the Somerset partnership for a certain year reporting no changes on tax credits generated for that year.

The Company paid income taxes of $7,041,000, $4,809,000 and $2,710,000 in the years ended January 31, 2006, 2005 and 2004, respectively.

The effective income tax rate on consolidated pre-tax income differs from the federal income tax statutory rate for the years ended January 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004

Federal income tax at statutory rate	35.0%	35.0%	35.0%
Tax credits from investment in limited partnership	(17.6)	(37.4)	(27.7)
State and local taxes, net of federal tax benefit	2.0	(1.3)	0.3
Net provision (reduction) in valuation allowance	1.9	(29.4)	(13.6)
Other	(0.8)	1.8	(0.2)

	20.5%	(31.3)%	(6.2)%

10.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During fiscals 2005 and 2004, the Company closed nine and ten stores, respectively, in vacated markets. Accordingly, those stores and one store the Company closed subsequent to January 31, 2006 were classified as discontinued operations for all periods presented. Two of the closed stores are classified as assets held for sale. The net assets of those stores at January 31, 2006 were approximately $1,497,000. The Company expects to sell the assets related to these stores within the next 12 months through normal real estate channels. A loss of approximately $173,000 has been recognized, as the estimated net realizable value did not exceed the carrying values at one of the stores.

Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the years ended January 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004

Net sales and revenue	$8,034	$20,949	$25,784
Cost of merchandise sold	6,274	15,940	19,059
Loss before benefit for income taxes	905	1,311	894
Benefit for income taxes	317	459	313
Gain on disposal	192	348	—
Provision for income taxes	67	122	—
Net loss	$463	$626	$581

11.	CONTINGENCIES

The Company owned a minority interest in two entities (Somerset and Colona) that provided Section 29/45K credits to the Company in the current and prior years. The production and sale of the synthetic fuel from these facilities qualify for tax credits under Code Section 29/45K if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. The amount of Section 29/45K credits that the Company is allowed to claim in any year is limited by the amount of the Company’s regular income tax liability. Excess credits cannot be carried back or carried forward to offset the Company’s regular tax liability in any other tax year. In addition, synthetic fuel tax credits may not be utilized to offset the Company’s alternative minimum tax liability. Consequently, the Company may pay significant alterative minimum tax when utilizing synthetic fuel tax credits. To the extent the Company pays alternative minimum tax, the Company generates alternative minimum tax credits which are carried forward indefinitely. The Company has been allocated in the aggregate approximately $47.7 million, including $6.4 million for fiscal 2005, in Section 29/45K credits. Should the tax credits be denied on any future audit and the Company fails to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant impact on earnings and cash flows. In the Company’s opinion, the Somerset and Colona partnerships are complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the Partnership will prevail if challenged by the IRS on any credits taken.

The Company sold its entire interest, through a series of transactions, in three partnerships (Colona, Gillette and Somerset) that owned synthetic fuel facilities. As such, the Company will no longer be allocated Section 29/45K tax credits after fiscal 2005. In connection with the Colona and Somerset sales, the Company receives contingent payments based upon percentages of qualified Section 29/45K credits generated. In connection with the sale of the Gillette partnership, the Company is eligible to receive contingent payments based upon the amount of “qualified production.” The Company recognized $30.5 million in fiscal 2005 from these sales and expects to continue receiving payments through fiscal 2007. In the event that the synthetic fuel tax credits or production from the Colona, Gillette or Somerset facility is reduced, including an increase in the price of oil that could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sales could be significantly impacted.

As provided by the current Internal Revenue Code, the Code Section 29/45K tax credit program is expected to continue through December 31, 2007. Recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for one or more of the years following fiscal 2005. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the “Annual Average Price”) exceeds a certain threshold value (the “Threshold Price”), the Section 29/45K tax credits are subject to phase out. For calendar year 2005, the Threshold Price was $53.20 per barrel and the Phase Out Price was $66.78 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation.

The Company cannot determine the Annual Average Price for 2006 or beyond. Therefore, it cannot determine whether the price of oil will have a material effect on its synthetic fuel business after 2005. However, if during 2006 through 2007, oil prices remain at historically high levels or increase, the Company’s synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on the Company’s synthetic fuel results of operations. Based upon the price of oil to date, the Company estimates the tax credits would be subject to approximately a 35% phase out as of January 31, 2006. Proposed federal legislation would establish that both the 2006 Annual Average Price and 2006 Phase Out Price would be based on the previous calendar year. If the proposed legislation becomes law, the Company does not anticipate that it will reach the minimum phase-out levels in 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that the Company has no control or decision involvement with production levels, the Company cannot determine the impact of possible production reduction or elimination on the Company’s financial results.

The Permanent Subcommittee on Investigations of the U.S. Senate’s Committee on Government Affairs initiated an investigation on the subject of these income tax credits in October 2003. The Company cannot determine the outcome of this matter.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements.

12.	SUBSEQUENT EVENT

On March 17, 2006, the Company entered into an agreement to purchase a note in the principal amount of $14 million issued by a limited liability company organized to construct and operate an ethanol producing facility. The purchase of the note is subject to the limited liability company obtaining additional financing by September 18, 2006. The Company has obtained an irrevocable letter of credit in the face amount of the note to secure its purchase obligation. The note purchase agreement provides the Company rights to purchase an equity interest in the limited liability company.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

REX Stores Corporation

We have audited the accompanying consolidated balance sheets of REX Stores Corporation and subsidiaries (the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2006.  Our audits also included the consolidated financial statement schedule II listed in the Index at Item 15.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio

April 14, 2006

REX STORES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004 (Amounts in thousands)

		Additions	Deductions

	Balance Beginning of Year	Charged to Cost and Expenses	Charges for Which Reserves Were Created	Balance End of Year
2006:
Allowance for doubtful accounts	$157	$428	$426	$159

2005:
Allowance for doubtful accounts	$235	$346	$424	$157

2004:
Allowance for doubtful accounts	$200	$556	$521	$235

2006:
Inventory reserve	$5,476	$1,750	$2,015	$5,211

2005:
Inventory reserve	$5,386	$984	$894	$5,476

2004:
Inventory reserve	$5,726	$956	$1,296	$5,386

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2006 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2006 based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

REX Stores Corporation

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that REX Stores Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects,

based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2006 of the Company and our report dated April 14, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

 April 14, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 1, 2006, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 1, 2006 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 1, 2006 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 1, 2006 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 1, 2006 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX Stores Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2006 and 2005

Consolidated Statements of Income for the years ended January 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

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

(a)(3) Exhibits

See Exhibit Index at page 65 of this report.

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

Date: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STUART A. ROSE	Chairman of the Board	) )
	and Chief Executive	)
Stuart A. Rose	Officer (principal	)
executive officer))
)
/s/ DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial	)
	Officer and Treasurer (principal	)
Douglas L. Bruggeman	financial and accounting	)
officer))
)
LAWRENCE TOMCHIN*	Director	)
)April 14, 2006
Lawrence Tomchin		)
)
/s/ EDWARD M. KRESS	Secretary and Director	)
)
Edward M. Kress		)
)
ROBERT DAVIDOFF*	Director	)
)
Robert Davidoff		)
)
LEE FISHER*	Director	)
)
Lee Fisher		)
)
CHARLES A. ELCAN*	Director	)
)
Charles A. Elcan		)
)
DAVID S. HARRIS*	Director	)
)
David S. Harris		)

*By /s/ STUART A. ROSE

(Stuart A. Rose, Attorney-in-Fact)

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

4(a)

Amended and Restated Loan Agreement dated as of September 14, 2004 among Rex Radio and Television, Inc., as lead borrower, Kelly & Cohen Appliances, Inc., Rex Alabama, Inc., Rex Kansas, Inc., rexstores.com, Inc. and Stereo Town, Inc. (the “Borrowers”), the Lenders named therein, Fleet Retail Group, Inc. as agent for the Lenders and KeyBank National Association as syndication agent (incorporated by reference to Exhibit 4(a) to Form 8-K filed September 17, 2004, File No. 001-09097)

4(b)

First Amendment to Amended and Restated Loan Agreement and Consent Under Amended and Restated Parent Guaranty dated as of August 5, 2005 among the Borrowers, REX Stores Corporation, the Lenders named therein, Fleet Retail Group, LLC as agent for the Lenders and KeyBank National Association as syndication agent (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2005, File No. 001-09097)

4(c)

Second Amendment to Amended and Restated Loan Agreement dated as of January 26, 2006 among the Borrowers, REX Stores Corporation, the Lenders named therein, Bank of America, N.A. (f/k/a Fleet Retail Group, Inc.) as agent for the Lenders and KeyBank National Association as syndication agent

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of such instruments to the Commission upon request.

(10)	Material contracts:

	10(a)*	Employment Agreement dated November 29, 2005 between Rex Radio and Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 30, 2005, File No. 001-09097)

10(b)*

Employment agreement dated October 11, 2005 between Rex Radio and Television, Inc. and David L. Bearden (incorporated by reference to Exhibit 10(a) to Form 8-K filed October 12, 2005, File No. 001-09097)

10(c)*

Employment Agreement dated January 31, 2004 between Rex Radio and Television, Inc. and Lawrence Tomchin (incorporated by reference to Exhibit 10(b) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

10(d)*

Executive Stock Option dated October 14, 1998 granting Stuart Rose an option to purchase 500,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended October 31, 1998, File No. 001-09097)

10(e)*

Executive Stock Option dated October 14, 1998 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 10.4 to Form 10-Q for quarter ended October 31, 1998, File No. 001-09097)

10(f)*

Executive Stock Option dated April 17, 2001 granting Stuart Rose an option to purchase 500,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 10(g) to Form 10-K for fiscal year ended January 31, 2002, File No. 001-09097)

10(g)*

Executive Stock Option dated April 17, 2001 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended January 31, 2002, File No. 001-09097)

10(h)*

Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(i)*

Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(j)*

1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-81706)

10(k)*	1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended April 30, 2000, File No. 001-09097)

10(l)*

Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonqualified Stock Option)(incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

10(m)*

Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonemployee Director Stock Option)(incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

10(n)

Real Estate Purchase and Sale Agreement (the “Agreement”) dated March 8, 1989 between registrant as Guarantor, four of its subsidiaries (Rex Radio and Television, Inc., Stereo Town, Inc., Kelly & Cohen Appliances, Inc., and Rex Radio Warehouse Corporation) as Sellers and Holman/Shidler Investment Corporation as Buyer (incorporated by reference to Exhibit (b)(5)(1) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

The Table of Contents to the Agreement lists Exhibits A through P to the Agreement. Each of the following listed Exhibits to the Agreement is incorporated herein by reference as indicated below. The registrant will, upon request of the Commission, provide any of the additional Exhibits to the Agreement.

	10(o)	Form of Full Term Lease (incorporated by reference to Exhibit (b)(5)(2) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

	10(p)	Form of Divisible Lease (incorporated by reference to Exhibit (b)(5)(3) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

	10(q)	Form of Terminable Lease (incorporated by reference to Exhibit (b)(5)(4) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

	10(r)	Continuing Lease Guaranty (incorporated by reference to Exhibit (b)(5)(5) to Amendment No. 1 to Schedule 13E-4 filed March 15, 1989, File No. 5-35828)

10(s)

Agreement Regarding Leases and Amending Amended and Restated Real Property Purchase and Sale Agreement dated May 17, 1990 among Shidler/West Finance Partners I (Limited Partnership); Rex Radio and Television, Inc., Stereo Town, Inc., Kelly & Cohen Appliances, Inc. and Rex Radio Warehouse Corporation; and registrant (incorporated by reference to Exhibit (a)(10) to Form 10-Q for quarter ended April 30, 1990, File No. 0-13283)

10(t)

Lease dated December 12, 1994 between Stuart Rose/Beavercreek, Inc. and Rex Radio and Television, Inc. (incorporated by reference to Exhibit 10(q) to Form 10-K for fiscal year ended January 31, 1995, File No. 0-13283)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 (a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant

(23)	Consents of experts and counsel:

23

Consent of Deloitte & Touche LLP to use its report dated April 14, 2006 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-3836, 33-81706, 33-62645, 333-69081, 333-69089, 333-35118 and 333-69690)

(24)	Power of attorney:

	24	Powers of attorney of each person whose name is signed to this report on Form 10-K pursuant to a power of attorney

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX Stores Corporation, 2875 Needmore Road, Dayton, Ohio 45414.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.