Form 10-Q
period 2006-04-30
REX STORES CORP
filed 2006-06-09
CIK 744187

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-09097

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

(937) 276-3931
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At the close of business on June 8, 2006 the registrant had 10,331,913 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	April 30	January 31	April 30
	2006	2006	2005

		(In Thousands)
	Unaudited		Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,081	$20,096	$6,221
Escrow deposit	—	—	9,000
Accounts receivable, net	3,642	3,457	3,984
Synthetic fuel receivable	3,021	1,680	964
Merchandise inventory	108,516	97,371	131,547
Prepaid expenses and other	1,955	2,052	672
Future income tax benefits	9,339	9,361	10,929

Total current assets	141,554	134,017	163,317

PROPERTY AND EQUIPMENT, NET	123,639	125,245	129,330
ASSETS HELD FOR SALE	2,148	1,497	1,669
OTHER ASSETS	735	760	953
FUTURE INCOME TAX BENEFITS	29,671	30,031	27,978
RESTRICTED INVESTMENTS	2,337	2,318	2,277

Total assets	$300,084	$293,868	$325,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,432	$2,389	$2,881
Current portion of deferred income	10,658	10,883	9,886
Accounts payable, trade	25,340	19,129	47,064
Accrued income taxes	606	541	624
Accrued payroll and related items	4,025	7,183	4,264
Other current liabilities	5,784	5,863	5,974

Total current liabilities	48,845	45,988	70,693

LONG-TERM LIABILITIES:
Long-term mortgage debt	20,701	21,462	29,213
Deferred income	12,308	12,213	11,582

Total long-term liabilities	33,009	33,675	40,795

SHAREHOLDERS’ EQUITY:
Common stock	295	294	291
Paid-in capital	137,400	135,775	134,338
Retained earnings	242,387	240,898	218,729
Treasury stock	(161,852)	(162,762)	(139,322)

Total shareholders’ equity	218,230	214,205	214,036

Total liabilities and shareholders’ equity	$300,084	$293,868	$325,524

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

	Three Months Ended April 30,

	2006	2005

	(In Thousands, Except Per Share Amounts)

NET SALES AND REVENUE	$86,125	$87,934
Cost of sales	62,003	63,709

Gross profit	24,122	24,225
Selling, general and administrative expenses	23,325	22,447

OPERATING INCOME	797	1,778

INVESTMENT INCOME	292	74
INTEREST EXPENSE	(502)	(598)
INCOME FROM LIMITED PARTNERSHIPS	2,062	5,983

Income from continuing operations before provision for income taxes and discontinued operations	2,649	7,237

PROVISION FOR INCOME TAXES	999	1,096

Income from continuing operations	1,650	6,141
Loss from discontinued operations, net of tax	(161)	(166)
Gain on disposal of discontinued operations, net of tax	—	125

NET INCOME	$1,489	$6,100

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	10,145	11,156

Basic income per share from continuing operations	$0.16	$0.55
Basic loss per share from discontinued operations	(0.01)	(0.01)
Basic income per share on disposal of discontinued operations	—	0.01

BASIC NET INCOME PER SHARE	$0.15	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	11,543	12,771

Diluted income per share from continuing operations	$0.14	$0.48
Diluted loss per share from discontinued operations	(0.01)	(0.01)
Diluted income per share on disposal of discontinued operations	—	0.01

DILUTED NET INCOME PER SHARE	$0.13	$0.48

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares
	Issued		Treasury				Total
					Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

	(In Thousands)
Balance at January 31, 2006	29,390	$294	19,289	$(162,762)	$135,775	$240,898	$214,205

Net income						1,489	1,489

Stock options exercised and related tax effects	74	1	(108)	910	1,625		2,536

Balance at April 30, 2006	29,464	$295	19,181	$(161,852)	$137,400	$242,387	$218,230

	Common Shares
	Issued		Treasury				Total
					Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

	(In Thousands)
Balance at January 31, 2005	29,038	$290	17,865	$(137,839)	$133,474	$212,629	$208,554

Net income						6,100	6,100

Treasury stock acquired			120	(1,676)			(1,676)

Stock options exercised and related tax effects	36	1	(25)	193	864		1,058

Balance at April 30, 2005	29,074	$291	17,960	$(139,322)	$134,338	$218,729	$214,036

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Three Months Ended April 30,

	2006	2005

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,489	$6,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	985	1,082
Stock based compensation expense	566	—
Impairment charges	85	—
Income from limited partnerships	(2,062)	(5,983)
Loss on disposal of fixed assets	4	80
Deferred income	(130)	(667)
Excess tax benefits from stock option exercises	(22)	—
Deferred income tax	382	—
Changes in assets and liabilities:
Accounts receivable	(185)	1,476
Merchandise inventory	(11,145)	(7,359)
Prepaid expenses and other	913	558
Other long term assets	25	(112)
Accounts payable, trade	6,211	14,222
Other current liabilities	(3,172)	(3,160)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,056)	6,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(129)	(1,563)
Proceeds from sale of partnership interest	722	6,694
Proceeds from sale of real estate and fixed assets	10	1,111
Escrow deposit	—	(9,000)
Restricted investments	(19)	(7)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	584	(2,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(718)	(1,304)
Stock options exercised	1,153	1,058
Excess tax benefits from stock option exercises	22	—
Treasury stock acquired	—	(1,676)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	457	(1,922)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,015)	1,550

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,096	4,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,081	$6,221

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 30, 2006

Note 1. Consolidated Condensed Financial Statements

          The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2006, included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 (fiscal 2005). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 (fiscal 2005). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Note 2. Reclassifications

          The Company reclassified $0.2 million of lease income from selling, general and administrative expenses to net sales and revenue as of April 30, 2005 to conform to current year presentation.

Note 3. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses and income from synthetic fuel limited partnership sales and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

          The following table reflects the approximate percent of net sales for each major product group for the following periods:

	Three Months Ended April 30,

Product Category	2006	2005

Televisions	56.4%	55.1%
Appliances	23.2	20.3
Audio	8.5	11.3
Video	3.6	5.2
Other	8.3	8.1

	100.0%	100.0%

          Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold or expense incurred. Advertising costs are expensed as incurred.

          The Company recognizes income from synthetic fuel partnership sales as production is completed. The Company is paid for actual tax credits earned as the synthetic fuel is produced. The Company estimates the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 6 for a further discussion of synthetic fuel partnership sales.

          Cost of sales includes the cost of merchandise (net of vendor allowances), markdowns and inventory shrink, receiving, warehousing and freight charges to deliver merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling, general and administrative expenses. As a result of this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling, general and administrative expense.

          The Company includes stores expenses (such as payroll and occupancy costs), advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

          No interest was capitalized in the quarter ended April 30, 2006. Interest expense of $598,000 for the quarter ended April 30, 2005 is net of approximately $8,000 of interest capitalized. Cash paid for interest for the quarter ended April 30, 2006 and 2005 was approximately $490,000 and $589,000, respectively.

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

          The Company paid income taxes of approximately $0 and $1.3 million for the quarter ended April 30, 2006 and 2005, respectively.

          From time to time, in advance of making an investment in debt or equity securities of investees, such as the contingent investments the Company has in ethanol entities, the Company may enter into a commitment for such investment which is contingent upon future events occurring, including but not limited to, the investee raising additional financing and/or equity. These commitments may be backed by letters of credit or other means as mutually agreed to by the Company and the investee. Generally, because commitments are contingently exercisable and represent the potential acquisition of a minority position in the investee, the Company believes that it is not the primary beneficiary of the investee under the guidance in FASB Interpretation Number 46R (“FIN 46R”). When, and if the commitment is exercised and the Company makes its investment, the Company is required to re-evaluate whether the Company is the primary beneficiary under the guidance in FIN 46R.

          The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries that are not considered variable interest entities. The Company has not identified any variable interests in which the Company is the primary beneficiary. Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. All intercompany transactions between the consolidated subsidiaries are eliminated.

          Investments in debt securities are considered “held to maturity”, “available for sale”, or “trading securities” under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”.) Under SFAS 115, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated condensed balance sheets. The fair values of the Company’s investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis. The Company periodically evaluates its investments in debt securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying consolidated income statements for all or a portion of the unrealized loss, and a new cost basis in the investment is established. Restricted investments of $2.3 million, which are principally marketable debt securities of a federal government agency, are classified as held to maturity and are stated as cost plus accrued interest, which approximates market. The Company has the intent and ability to hold these securities to maturity.

Note 4. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”), and its related interpretations. The Company adopted SFAS 123(R) on February 1, 2006. The Company chose the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of February 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior periods have not been restated.

          On May 26, 2005, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company’s common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by executive officers, became immediately exercisable. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the consolidated statement of income upon the adoption of SFAS 123(R). As a result of the acceleration, stock option expense was reduced by approximately $181,000 ($112,000, net of tax) in the first quarter of fiscal 2006 under the MPA.

          Prior to its adoption of SFAS 123(R) the Company accounted for stock-based compensation in compliance with APB 25, under which no compensation cost was recognized. The Company provided disclosures based on the fair value as permitted by SFAS 123.

          In the first quarter of fiscal 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $566,000 ($351,000 net of tax, or $0.03 per basic and diluted share.) Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123(R), the Company revised its current year statement of cash flows presentation to report the excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were approximately $22,000 of excess tax benefits from the exercise of non-qualified stock options for the quarter ended April 30, 2006.

          SFAS 123 requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted under the fair value method of the original SFAS 123. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS 123, the Company’s net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

		Three Months Ended April 30, 2005

Net Income	As Reported	$6,100
	Compensation Cost, net of tax	838
	Pro forma	5,262

Basic net income per share	As Reported	$0.55
	Compensation Cost, net of tax	0.08
	Pro forma	0.47

Diluted net income per share	As Reported	$0.48
	Compensation Cost, net of tax	0.07
	Pro forma	0.41

          No options have been granted since fiscal 2004. The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended January 31, 2005 and 2004, respectively: risk-free interest rate of 4.7% and 4.3%, expected volatility of 65.4% and 65.9% and a weighted average stock option life of nine years for all years.

          The total intrinsic value of options exercised during the quarters ended April 30, 2006 and 2005 was approximately $1.8 million and $0.4 million, respectively, resulting in tax deductions to realize benefits of approximately $0.8 million and $0.2 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2006:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 31, 2006	4,673,721	$8.15
Exercised	(181,508)	$6.80
Outstanding at April 30, 2006	4,492,213	$8.21	4.5	$49,010
Exercisable at April 30, 2006	4,004,575	$7.67	4.1	$45,852

          At April 30, 2006, there was approximately $3.9 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

Note 5. Income Per Share from Continuing Operations

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended April 30, 2006			Three Months Ended April 30, 2005

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations	$1,650	10,145	$0.16	$6,141	11,156	$0.55

Effect of stock options		1,398			1,615

Diluted income per share from continuing operations	$1,650	11,543	$0.14	$6,141	12,771	$0.48

          For the three months ended April 30, 2006 and 2005, a total of 481,854 shares and 320,136 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 6. Synthetic Fuel

          Income from continuing operations for the first quarter of fiscal 2006 reflects the impact of the sales of the Company’s entire partnership interest in Colona SynFuel Limited Partnership, L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which produce synthetic fuel. The Company expects to receive payments from the three separate sales of its interests in Colona, on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. During the first quarter of fiscal 2006, the Company recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to the Company after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006. During the first quarter of fiscal 2005, the Company recorded approximately $448,000 of income which relates to a payment received for 2004 production. The 2004 production payments were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to the Company after the Internal Revenue Service published the 2004 income tax credit per ton amount in April of 2005.

          Effective October 1, 2005, the Company sold its entire ownership interest in the Somerset limited partnership that owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. The Company expects to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. During the first quarter of fiscal 2006, the Company recorded approximately $58,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $58,000 payment was made to the Company after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006.

          Income from synthetic fuel investments for the first quarter of fiscal 2006 also includes income related to the Company’s sale of its membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional income. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company is eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. Payments for qualified production occurring after January 31, 2006 through March 31, 2006 will be placed into escrow. Subject to certain conditions, the Company will receive any payments placed into escrow in calendar year 2007 after information necessary to calculate any phase out of Section 29/45K credits is published by the Department of Treasury. Payments for qualified production occurring after March 31, 2006, if any, may be paid directly to the Company.

          As provided by the current Internal Revenue Code, the Code Section 29/45K tax credit program is expected to continue through December 31, 2007; however, recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for 2006 and 2007. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the “Annual Average Price”) exceeds a certain threshold value (the “Threshold Price”), the Section 29/45K tax credits are subject to phase out. For calendar year 2005, the Threshold Price was $53.20 per barrel and the Phase Out Price was $66.78 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation and are published by the Internal Revenue Service in April of the following year.

          The Company cannot predict with absolute certainty the Annual Average Price for 2006 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2005. However, if during 2006 or 2007 oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, the Company’s synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse effect for those years could be material and could have an impact on the Company’s synthetic fuel results of operations. Based upon the price of oil to date and considering the NYMEX futures market, the Company estimates the tax credits would be subject to approximately a 75% phase out as of April 30, 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that the Company has no control or decision involvement with production levels, the Company cannot determine the impact of possible production reduction or elimination on the Company’s financial results.

          Subsequent to the end of the first quarter of fiscal 2006, Progress Energy, the purchaser of the Company’s partnership interest in the Colona synthetic fuel investments, announced that it had ceased production at its synthetic fuel facilities as higher oil prices have increased the likelihood that Section 29/45K tax credits would be reduced or phased out in 2006. Due to this announcement and similar announcements in the industry, the Company no longer anticipates additional income from the sale of its synthetic fuel interests. This could change, should operations resume and/or continue subject to the phase out provisions of Section 29/45K.

          Below is a table summarizing the income (loss) from the sales, net of certain expenses, of the Company’s interests in synthetic fuel entities:

	Three Months Ended April 30,

	2006	2005

	(In Thousands)
February 1, 1999 Colona sale	$259	$2,375
July 31, 2000 Colona sale	473	1,914
May 31, 2001 Colona sale	421	1,701
March 30, 2004 Gillette sale	423	(7)
October 1, 2005 Somerset sale	486	—

	$2,062	$5,983

Note 7. Discontinued Operations and Assets Held for Sale

          During the first three months of fiscal 2006 the Company closed two stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores, and certain other stores closed in previous periods were classified as discontinued operations for all periods presented. Three closed stores are classified as held for sale. The net assets of those stores at April 30, 2006 were approximately $2.1 million. The Company expects to sell the fixed assets related to these stores within the next 12 months through normal real estate channels. A charge of approximately $85,000 was recognized in the first quarter of fiscal 2006, as the estimated net realizable value of one property was less than the carrying value of the assets related to that particular store.

          Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.

	Three Months Ended April 30,

	2006	2005

	(In Thousands)
Net sales and revenue	$534	$3,345
Cost of sales	477	2,627
Loss before benefit for income taxes	248	255
Benefit for income taxes	87	89
Gain on disposal	—	192
Provision for income taxes	—	67
Net loss	$161	$41

Note 8. Commitments

          On November 28, 2005, the Company entered into a contingent agreement to purchase a convertible secured promissory note. The proceeds of the note will be used to capitalize a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The purchase of the note is expected to occur before December 31, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. The Company obtained an irrevocable $5 million letter of credit, the principal amount of the convertible secured promissory note, to secure the Company’s obligation to purchase the note. At April 30, 2006, the $5 million letter of credit remained outstanding.

          On January 26, 2006, the Company entered into a contingent agreement to invest $7.5 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The equity investment is expected to occur before July 1, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. The Company obtained a $7.5 million irrevocable letter of credit to secure the Company’s obligation to fund the equity investment. At April 30, 2006, the $7.5 million letter of credit remained outstanding. See Note 9 for a discussion of subsequent events affecting this commitment.

          On March 17, 2006, the Company entered into a contingent agreement to purchase a note in the principal amount of $14 million issued by a limited liability company organized to construct and, subsequently, operate an ethanol producing facility. The purchase of the note is subject to the limited liability company obtaining additional financing by September 18, 2006. The Company has obtained a $14 million irrevocable letter of credit in the face amount of the note to secure its purchase obligation. The note purchase agreement provides the Company rights to purchase an equity interest in the limited liability company in exchange for the note. At April 30, 2006, the $14 million letter of credit remained outstanding.

Note 9. Subsequent Events

          On May 26, 2006, the Company entered into a contingent agreement to invest $24.9 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The equity investment is expected to occur before June 30, 2007, subject to the limited liability company obtaining additional financing and certain other conditions.

          Subsequent to the end of the Company’s first quarter, the Company modified its November 28, 2005 contingent agreement to purchase a convertible secured promissory note from a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. This agreement required the Company’s investment to be made by June 1, 2006 subject to the limited liability company obtaining additional financing and certain other conditions. This agreement now requires the Company to make its $5 million investment by December 31, 2006 subject to the same terms and conditions that previously existed. In addition, the Company cancelled the $5 million letter of credit, as it is no longer required to secure its obligation to purchase the note.

          Subsequent to the end of the Company’s first quarter, the Company’s contingent agreement to invest $7.5 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility was cancelled by mutual agreement. The Company also canceled its $7.5 million irrevocable letter of credit to secure the Company’s obligation to fund the equity investment. The Company has no further commitment to fund this investment.

          On June 8, 2006, the Company entered into a contingent agreement to invest $16 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The equity investment is expected to occur before December 31, 2006, subject to the limited liability company obtaining additional financing and certain other conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          We are a specialty retailer in the consumer electronics/appliance industry. As of April 30, 2006 we operated 211 stores in 36 states, predominantly in small to medium-sized markets under the trade name “REX”.

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal 2006” means the period February 1, 2006 to January 31, 2007.

Results of Operations

          The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Three Months Ended April 30,

	2006	2005

Net sales and revenue	100.0%	100.0%
Cost of sales	72.0	72.5

Gross profit	28.0	27.5
Selling, general and administrative expenses	27.1	25.5

Operating income	0.9	2.0
Investment income	0.3	0.1
Interest expense	(0.5)	(0.7)
Income from synthetic fuel investments	2.4	6.8

Income from continuing operations before provision for income taxes and discontinued operations	3.1	8.2
Provision for income taxes	1.2	1.2

Income from continuing operations	1.9	7.0
Loss from discontinued operations, net of tax	(0.2)	(0.2)
Gain on disposal of discontinued operations, net of tax	—	0.1

Net income	1.7%	6.9%

Comparison of Three Months Ended April 30, 2006 and 2005

          Net sales and revenue in the quarter ended April 30, 2006 were $86.1 million compared to $87.9 million in the prior year’s first quarter, representing a decrease of $1.8 million or 2.1%. Net sales and revenue do not include sales from stores classified in discontinued operations.

          This decrease was primarily caused by a net reduction of 18 stores (seven of which were classified as discontinued operations) since the end of the first quarter of fiscal 2005. The reduction in stores accounted for approximately $2.1 million of the decrease. This was partially offset by an increase in comparable store sales of 0.5% for the first quarter of fiscal 2006 which represented an increase of approximately $0.4 million. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts.

          Our strongest product category for the first quarter of fiscal 2006 was the appliance category which positively impacted comparable store sales by 3.2%. This increase is related to an increased promotional effort and results from our stores serving the Gulf Coast region. The Gulf Coast stores experienced higher demand for appliances as a result of hurricanes in the fall of 2005. The television category positively impacted comparable store sales by 2.2% as we continue to experience growth in light engine, LCD and plasma sets. The audio category negatively impacted comparable store sales by 2.8%. The video category negatively impacted comparable store sales by 1.7%. Both the audio and video categories have been impacted by lower price points of their respective products, as these products are continuing to become more of a commodity item with very high levels of competition.

          The following table reflects the approximate percent of net sales and revenue for each major product group for the periods presented.

	Three Months Ended April 30,

Product Category	2006	2005

Televisions	56.4%	55.1%
Appliances	23.2	20.3
Audio	8.5	11.3
Video	3.6	5.2
Other	8.3	8.1

	100.0%	100.0%

          As of April 30, 2006 we operated 211 stores compared to 229 stores one year earlier. We did not open any stores and closed seven stores during the first three months of fiscal 2006. Of the seven stores closed, we have lease agreements, as landlord, for three of the locations and are marketing three of the locations for lease or sale. We abandoned one of the stores upon the expiration of our lease as lessee. We did not open any stores and closed five stores during the first three months of fiscal 2005.

          At April 30, 2006, we had lease agreements, as landlord/sub landlord, for all or parts of 25 properties. We own 22 of these properties and are the tenant/sub landlord for three of the properties. In nine of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in 13 of the owned properties. We have five owned properties that are vacant at April 30, 2006. The assets for three of these properties are classified as assets held for sale.

          Gross profit of $24.1 million (28.0% of net sales and revenue) in the first quarter of fiscal 2006 was approximately $0.1 million lower than the $24.2 million (27.5% of net sales and revenue) recorded in the first quarter of fiscal 2005. Gross profit margin for the first quarter of fiscal 2006 was negatively impacted by approximately $0.8 million as a result of having 18 fewer stores compared to the prior year. This decrease was partially offset by higher gross profit margin percentages of approximately 0.5%. This positively impacted gross profit by $0.4 million and was primarily caused by increased demand for light engine and plasma televisions. Lease income increased by approximately $0.2 million as a result of having more properties leased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

          Selling, general and administrative expenses for the first quarter of fiscal 2006 were $23.3 million (27.1% of net sales and revenue), an increase of $0.9 million or 3.9 % from $22.5 million

(25.5% of net sales and revenue) for the first quarter of fiscal 2005. The increase in expenses was primarily a result of stock based compensation expense of $0.6 million recognized as we adopted SFAS 123(R) during the first quarter of fiscal 2006.

          On May 26, 2005, our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of our common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by executive officers, became immediately exercisable. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the consolidated statement of income upon the adoption of SFAS 123(R). As a result of the acceleration, stock option expense was reduced by approximately $181,000 ($112,000, net of tax) in the first quarter of fiscal 2006. As a result of the acceleration, stock option expense will be reduced by approximately $723,000 ($470,000, net of tax) over the next two years.

          Operating income in the first quarter of fiscal 2006 was $0.8 million (0.9% of net sales and revenue), a decrease of $1.0 million or 55.2% from $1.8 million (2.0% of net sales and revenue) for the first quarter of fiscal 2005.

          Investment income was $292,000 and $74,000 for the first quarter of fiscal 2006 and 2005, respectively. The increase results primarily from larger amounts of excess cash invested in fiscal 2006 versus 2005.

          Interest expense was $502,000 (0.5% of net sales and revenue) for the first quarter of fiscal 2006 compared to $598,000 (0.7% of net sales and revenue) for the first quarter of fiscal 2005. Interest expense for the current year has been lowered due to the pay-off of approximately $9.0 million in mortgage debt since the end of the first quarter of fiscal 2005.

          Results for the first quarter of fiscals 2006 and 2005 reflect the impact of the sales of our investment in Colona SynFuel Limited Partnership, L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which produce synthetic fuel. We sold our ownership interest in the Colona limited partnership through a series of three sales. We expect to receive payments from the three separate sales of our interests in Colona, on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. During the first quarter of fiscal 2006, we recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to us after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006. During the first quarter of fiscal 2005, we recorded approximately $448,000 of income which relates to a payment received for 2004 production. The 2004 production payments were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to us after the Internal Revenue Service published the 2004 income tax credit per ton amount in April of 2005.

          Effective October 1, 2005, we sold our entire ownership interest in the Somerset limited partnership that owned two synthetic fuel facilities. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We expect to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. During the first quarter of fiscal 2006, we recorded approximately $58,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $58,000 payment was made to us after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006.

          Income from synthetic fuel investments for the first quarter of fiscal 2006 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. Payments for qualified production occurring after January 31, 2006 through March 31, 2006 will be placed into escrow. Subject to certain conditions, we will receive any payments placed into escrow in calendar year 2007 after information necessary to calculate any phase out of Section 29/45K credits is published by the Department of Treasury. Payments for qualified production occurring after March 31, 2006, if any, may be paid directly to us.

          As provided by the current Internal Revenue Code, the Code Section 29/45K tax credit program is expected to continue through December 31, 2007; however, recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for 2006 and 2007. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the “Annual Average Price” ) exceeds a certain threshold value (the “Threshold Price” ), the Section 29/45K tax credits are subject to phase out. For calendar year 2005, the Threshold Price was $53.20 per barrel and the Phase Out Price was $66.78 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation and are published by the Internal Revenue Service in April of the following year.

          We cannot predict with absolute certainty the Annual Average Price for 2006 or beyond. Therefore, we cannot predict whether the price of oil will have a material effect on our synthetic fuel business after 2005. However, if during 2006 or 2007, oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, our synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on our synthetic fuel results of operations. Based upon the price of oil to date and considering the NYMEX futures market, we estimate the tax credits would be subject to approximately a 75% phase out as of April 30, 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that we have no control or decision involvement with production levels, we cannot determine the impact of possible production reduction or elimination on our financial results.

          Subsequent to the end of the first quarter of fiscal 2006, Progress Energy, the purchaser of our partnership interest in the Colona synthetic fuel investments, announced that it had ceased production at its synthetic fuel facilities as higher oil prices have increased the likelihood that Section 29/45K tax credits would be reduced or phased out in 2006. Due to this announcement and similar announcements in the industry, we no longer anticipate additional income from the sale of our synthetic fuel interests. This could change, should operations resume and/or continue subject to the phase out provisions of Section 29/45K.

          Below is a table summarizing the income (loss) recognized from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Three Months Ended April 30

	2006	2005

	(In Thousands)
February 1, 1999 Colona sale	$259	$2,375
July 31, 2000 Colona sale	473	1,914
May 31, 2001 Colona sale	421	1,701
March 30, 2004 Gillette sale	423	(7)
October 1, 2005 Somerset sale	486	—

	$2,062	$5,983

          Our effective tax rate was 37.7% and 15.1% for the first quarter of fiscals 2006 and 2005, respectively, after reflecting our share of federal income tax credits earned during 2005 by the limited partnerships under Section 29/45K of the Internal Revenue Code. As we no longer earn federal income tax credits from synthetic fuel production, we expect our tax rate in fiscal 2006 to be in the range of 35% to 40%.

          During the quarter ended April 30, 2006 we closed two stores that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $0.2 million for the first quarters of fiscal 2006 and fiscal 2005.

          We sold one property during the first three months of fiscal 2005 that had been previously closed. As a result, we had a gain, net of tax expense, of $0.1 million for the first quarter of fiscal 2005.

          As a result of the foregoing, net income for the first quarter of fiscal 2006 was $1.5 million, a 75.6% decrease from $6.1 million for the first quarter of fiscal 2005.

Liquidity and Capital Resources

          Net cash used in operating activities was approximately $6.1 million for the first quarter of fiscal 2006, compared to $6.2 million provided by operating activities for the first quarter of fiscal 2005. For the first three months of fiscal 2006, cash was provided by net income of $1.5 million, adjusted for the impact of $2.1 million for gains on our installment sales of the limited partnership interests, non-cash items of $1.9 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $6.2 million, primarily a result of changes in inventory levels and prepaid expenses provided cash of $0.9 million. The primary use of cash was an increase in inventory of $11.1 million primarily due to seasonal fluctuations. The inventory increase from January 31, 2006 primarily results from higher television and air conditioner levels. The other use of cash was a decrease in other current liabilities of $3.2 million.

          For the first quarter of fiscal 2005, cash was provided by net income of $6.1 million, adjusted for the impact of $6.0 million for gains on our installment sales of the limited partnership interest, non-cash items of $3.2 million, which consisted of depreciation and amortization, accounts receivable, prepaid expenses and loss on disposal of fixed assets. In addition, accounts payable provided cash of $14.2 million, primarily a result of changes in inventory levels. The primary use of cash was an increase in inventory of $7.4 million primarily due to seasonal fluctuations. The other use of cash was a decrease in other current liabilities of $3.2 million.

          At April 30, 2006, working capital was $92.7 million compared to $88.0 million at January 31, 2006. This increase is primarily a result of greater cash proceeds from our synthetic fuel investments and retail operations and proceeds received from stock option exercises. The ratio of current assets to current liabilities was 2.9 to 1 at April 30, 2006 and January 31, 2006.

          Cash of $0.6 million was provided by investing activities for the first quarter of fiscal 2006, compared to cash used in investing activities of $2.8 million for the first quarter of fiscal 2005. During the first quarter of fiscal 2006, we received proceeds of $0.7 million from installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $0.1 million during the first quarter of fiscal 2006, primarily related to improvements at selected stores. We expect proceeds from installment sales of our ownership interests in synthetic fuel entities to be materially lower, compared to the prior year, for the remainder of fiscal 2006.

          During the first quarter of fiscal 2005, we received proceeds of $6.7 million from installment sales of our ownership interest in the Colona synfuel limited partnership. We had capital expenditures of approximately $1.6 million during the first quarter of fiscal 2005, primarily related to construction and remodeling of two stores damaged in hurricanes. We used $9 million of cash as we deposited funds into escrow for a possible investment in an ethanol producing facility.

          Cash provided by financing activities totaled approximately $0.5 million for the first quarter of fiscal 2006 compared to cash used in financing activities of $1.9 million for the first quarter of fiscal 2005. Cash was provided by stock option activity of $1.2 million. Cash of $0.7 million was used for scheduled payments of mortgage debt. On August 30, 2005, our Board of Directors increased our share repurchase authorization by an additional one million shares. We currently have approximately 496,645 authorized shares remaining available for purchase under the stock buy-back program.

          Cash used in financing activities totaled approximately $1.9 million for the first three months of fiscal 2005. Cash was provided by stock option activity of $1.1 million. Cash of $1.3 million was used for scheduled payments of mortgage debt. Cash of approximately $1.7 million was also used to acquire 120,000 shares of our common stock.

          On November 28, 2005, we entered into a contingent agreement to purchase a convertible secured promissory note. The proceeds of the note will be used to capitalize a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The purchase of the note is expected to occur before December 31, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. We obtained a $5 million irrevocable letter of credit, the principal amount of the convertible secured promissory note, to secure our obligation to purchase the note. At April 30, 2006, the $5 million letter of credit remained outstanding.

          On January 26, 2006, we entered into a contingent agreement to invest $7.5 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The equity investment is expected to occur before July 1, 2006, subject to the limited liability company obtaining additional financing and certain other conditions. We obtained a $7.5 million irrevocable letter of credit to secure our obligation to fund the equity investment. At April 30, 2006, the $7.5 million letter of credit remained outstanding. See Note 9 for a discussion of subsequent events affecting this commitment.

          On March 17, 2006, we entered into a contingent agreement to purchase a note in the principal amount of $14 million issued by a limited liability company organized to construct and operate an ethanol producing facility. The purchase of the note is subject to the limited liability company obtaining additional financing by September 18, 2006. We have obtained a $14 million irrevocable letter of credit to secure our purchase obligation. The note purchase agreement provides us rights to purchase an equity interest in the limited liability company.

          We believe we have sufficient resources to fund these ethanol investments. However, depending upon the timing of these and other potential ethanol investments and future results of retail operations and synthetic fuel investments, we may incur increased borrowings, and a corresponding increase in interest expense, or seek other sources of financing.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words “believes”, “estimates”, “plans”, “expects”, “intends”, “anticipates” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. These risks and uncertainties include among other things: the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes, new regulatory restrictions or tax law changes relating to the Company’s synthetic fuel investments, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interests in synthetic fuel investments, the uncertain amount of synthetic fuel production and resulting income received from time to time from the Company’s synthetic fuel investments, and the potential for Section 29/45K tax credits to phase out based on the price of crude oil adjusted for inflation. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          No material changes since January 31, 2006.

Item 4. Controls and Procedures

          Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          During the quarter ended April 30, 2006, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of shareholders of REX Stores Corporation was held on June 1, 2006, at which the following matter was submitted to a vote of shareholders:

          1. Election of seven directors.

Nominee	For	Withheld

Stuart A. Rose	6,683,828	1,606,025
Lawrence Tomchin	6,627,368	1,662,485
Robert Davidoff	8,192,040	97,813
Edward M. Kress	6,681,532	1,608,321
Lee Fisher	8,139,524	150,329
Charles A. Elcan	6,620,057	1,669,796
David S. Harris	8,141,071	148,782

Item 6. Exhibits.

The following exhibits are filed with this report:

4(a)

Third Amendment to Amended and Restated Loan Agreement dated as of May 4, 2006 among the Borrowers, REX Stores Corporation, the Lenders named therein, Bank of America, N.A. (f/k/a Fleet Retail Group, Inc.) as agent for the Lenders and KeyBank National Association as syndication agent

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board (Chief Executive Officer)	June 8, 2006

(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer (Chief Financial Officer)	June 8, 2006

(Douglas L. Bruggeman)