Form 10-Q
period 2006-07-31
REX STORES CORP
filed 2006-09-06
CIK 744187

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2006

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

                              --------------------

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer ( )     Accelerated filer (X)
Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

At the close of business on September 5, 2006 the registrant had 10,332,588 shares of Common Stock, par value $.01 per share, outstanding.


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

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................................................ 17

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ............................... 25

Item 4.      Controls and Procedures .................................................................. 26


PART II.  OTHER INFORMATION

Item 1A.     Risk Factors ............................................................................. 26

Item 6.      Exhibits ................................................................................. 26



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited                                                             July 31      January 31         July 31
                                                                        2006          2006             2005
                                                                        ----          ----             ----
                                                                                 (In Thousands)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $   5,481       $  20,096       $   1,744
   Accounts receivable, net                                           4,149           3,457           3,458
   Synthetic fuel receivable                                          3,171           1,680             786
   Note receivable, related party                                     5,595              --              --
   Merchandise inventory                                            123,349          97,371         133,759
   Prepaid expenses and other                                         2,226           2,052           2,807
   Future income tax benefits                                         9,354           9,361          10,929
                                                                  ---------       ---------       ---------
     Total current assets                                           153,325         134,017         153,483

PROPERTY AND EQUIPMENT, NET                                         121,994         125,245         128,700
ASSETS HELD FOR SALE                                                  2,822           1,497           1,669
OTHER ASSETS                                                            707             760             915
FUTURE INCOME TAX BENEFITS                                           29,228          30,031          27,978
RESTRICTED INVESTMENTS                                                2,367           2,318           2,290
                                                                  ---------       ---------       ---------
   Total assets                                                   $ 310,443       $ 293,868       $ 315,035
                                                                  =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                  $      --       $      --       $   4,031
   Current portion of long-term debt                                  2,476           2,389           2,919
   Current portion of deferred income and deferred gain
    on sale and leaseback                                            11,425          10,883           9,920
   Accounts payable, trade                                           31,557          19,129          35,599
   Accrued income taxes                                                 597             541              --
   Accrued payroll and related items                                  4,230           7,183           5,093
   Other current liabilities                                          6,469           5,863           6,623
                                                                  ---------       ---------       ---------
     Total current liabilities                                       56,754          45,988          64,185
                                                                  ---------       ---------       ---------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                                           20,117          21,462          28,490
   Deferred income and deferred gain on sale
     and leaseback                                                   12,812          12,213          11,387
                                                                  ---------       ---------       ---------
     Total long-term liabilities                                     32,929          33,675          39,877
                                                                  ---------       ---------       ---------

SHAREHOLDERS' EQUITY:
   Common stock                                                         295             294             293
   Paid-in capital                                                  138,238         135,775         135,496
   Retained earnings                                                243,884         240,898         227,450
   Treasury stock                                                  (161,657)       (162,762)       (152,266)
                                                                  ---------       ---------       ---------
   Total shareholders' equity                                       220,760         214,205         210,973
                                                                  ---------       ---------       ---------

     Total liabilities and shareholders' equity                   $ 310,443       $ 293,868       $ 315,035
                                                                  =========       =========       =========



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

                                                                        Three Months Ended             Six Months Ended
                                                                              July 31                       July 31
                                                                              -------                       -------
                                                                        2006           2005           2006          2005
                                                                        ----           ----           ----          ----
                                                                            (In Thousands, Except Per Share Amounts)

NET SALES AND REVENUE                                                  $  82,113      $  82,515      $ 167,802      $ 169,939
   Cost of sales                                                          59,543         57,968        121,241        121,311
                                                                       ---------      ---------      ---------      ---------
   Gross profit                                                           22,570         24,547         46,561         48,628
   Selling, general and administrative expenses                           22,361         23,730         45,554         46,037
                                                                       ---------      ---------      ---------      ---------
OPERATING INCOME                                                             209            817          1,007          2,591

INVESTMENT INCOME                                                            287             58            579            132
INTEREST EXPENSE                                                            (497)          (695)          (999)        (1,294)
GAIN ON SALE OF REAL ESTATE                                                1,735             --          1,735             --
INCOME FROM SYNTHETIC FUEL INVESTMENTS                                       722         10,398          2,785         16,380
                                                                       ---------      ---------      ---------      ---------

Income from continuing operations before provision
   for income taxes and discontinued operations                            2,456         10,578          5,107         17,809
PROVISION FOR INCOME TAXES                                                   892          1,652          1,892          2,746
                                                                       ---------      ---------      ---------      ---------

Income from continuing operations                                          1,564          8,926          3,215         15,063
Loss from discontinued operations, net of tax                                (67)          (205)          (229)          (367)
Gain on disposal of discontinued operations, net of tax                       --             --             --            125
                                                                       ---------      ---------      ---------      ---------

NET INCOME                                                             $   1,497      $   8,721      $   2,986      $  14,821
                                                                       =========      =========      =========      =========

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                                                       10,323         10,871         10,235         11,011
                                                                       =========      =========      =========      =========

Basic income per share from continuing operations                      $    0.15      $    0.82      $    0.31      $    1.37
Basic loss per share from discontinued operations                             --          (0.02)         (0.02)         (0.03)
Basic income per share on disposal of discontinued operations                 --             --             --           0.01
                                                                       ---------      ---------      ---------      ---------
BASIC NET INCOME PER SHARE                                             $    0.15      $    0.80      $    0.29      $    1.35
                                                                       =========      =========      =========      =========

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                                     11,575         12,437         11,607         12,602
                                                                       =========      =========      =========      =========

Diluted income per share from continuing operations                    $    0.13      $    0.72      $    0.28      $    1.20
Diluted loss per share from discontinued operations                           --          (0.02)         (0.02)         (0.03)
Diluted income per share on disposal of discontinued operations               --             --             --           0.01
                                                                       ---------      ---------      ---------      ---------
DILUTED NET INCOME PER SHARE                                           $    0.13      $    0.70      $    0.26      $    1.18
                                                                       =========      =========      =========      =========



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders' Equity
Unaudited


                                                    Common Shares
                                          Issued                  Treasury                                          Total
                                          ------                  --------            Paid-in       Retained     Shareholders'
                                    Shares      Amount     Shares       Amount        Capital       Earnings        Equity
                                    ------      ------     ------       ------        -------       --------        ------
                                                                    (In Thousands)
Balance at January 31, 2006         29,390        $294     19,289     $(162,762)      $135,775     $ 240,898       $214,205

Net income                                                                                             2,986          2,986

Share-based compensation                                                                   934                          934

Stock options exercised
  and related tax effects              101           1       (131)        1,105          1,529                        2,635
                                    ------        ----     ------     ---------       --------      --------       --------

Balance at July 31, 2006            29,491        $295     19,158     $(161,657)      $138,238      $243,884       $220,760
                                    ======        ====     ======     =========       ========      ========       ========



                                                    Common Shares
                                          Issued                  Treasury                                          Total
                                          ------                  --------            Paid-in       Retained     Shareholders'
                                    Shares      Amount     Shares       Amount        Capital       Earnings        Equity
                                    ------      ------     ------       ------        -------       --------        ------
                                                                    (In Thousands)
Balance at January 31, 2005         29,038        $290     17,865     $(137,839)      $133,474     $ 212,629       $208,554

Net income                                                                                            14,821         14,821

Treasury stock acquired                                     1,199       (17,533)                                   (17,533)

Stock options exercised
  and related tax effects              274           3       (400)        3,106          2,022                        5,131
                                    ------        ----     ------     ---------       --------      --------       --------

Balance at July 31, 2005            29,312        $293     18,664     $(152,266)      $135,496      $227,450       $210,973
                                    ======        ====     ======     =========       ========      ========       ========



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

                                                                                                    Six Months Ended
                                                                                                         July 31
                                                                                                         -------
                                                                                                 2006              2005
                                                                                                 ----              ----
                                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $ 2,986          $ 14,821
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                                1,946             2,174
   Stock based compensation expense                                                               934                --
   Impairment charges                                                                              85                --
   Income from limited partnerships                                                            (2,785)          (16,380)
   (Gain) loss on disposal of fixed assets                                                     (1,704)              185
   Deferred income                                                                                486              (828)
   Excess tax benefits from stock option exercises                                                (24)               --
   Deferred income tax                                                                            810                --
Changes in assets and liabilities:
   Accounts receivable                                                                           (692)            2,002
   Merchandise inventory                                                                      (25,978)           (9,571)
   Prepaid expenses and other                                                                     812            (1,577)
   Other long term assets                                                                          53               (74)
   Accounts payable, trade                                                                     12,428             2,757
   Other current liabilities                                                                   (2,291)           (2,306)
                                                                                               -------          -------
NET CASH USED IN OPERATING ACTIVITIES                                                         (12,934)           (8,797)
                                                                                               -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (331)           (2,158)
   Proceeds from sale of partnership interest                                                   1,294            17,269
   Purchase of note receivable                                                                 (5,595)               --
   Proceeds from sale of real estate and fixed assets                                           2,585             1,139
   Restricted investments                                                                         (49)              (20)
                                                                                               -------          -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                            (2,096)           16,230
                                                                                               -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                                        --            4,031
   Payments of long-term debt                                                                   (1,258)          (1,989)
   Stock options exercised                                                                       1,649            3,812
   Excess tax benefits from stock option exercises                                                  24               --
   Treasury stock acquired                                                                          --          (16,214)
                                                                                               -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                415          (10,360)
                                                                                               -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (14,615)          (2,927)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  20,096            4,671
                                                                                               -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 5,481          $ 1,744
                                                                                               =======          =======

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 31, 2006

Note 1. Consolidated Condensed Financial Statements

         The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2006 (fiscal
2005). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Note 2. Reclassifications

           The Company reclassified $0.2 million and $0.4 million of lease income from selling, general and administrative expenses to net sales and revenue for the quarter and six months ended July 31, 2005, respectively, to conform to current year presentation.

Note 3. Accounting Policies

         The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2005 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses and income from synthetic fuel limited partnership sales and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

         The following table reflects the approximate percent of net sales and revenue for each major product group for the periods presented.

                                                                       Three Months Ended               Six Months Ended
                                                                             July 31                          July 31
                                                                             -------                          -------
Product Category                                                       2006              2005           2006            2005
------------------                                                     ----              ----           ----            ----
Televisions...............................................            47.5%              49.1%          52.1%           52.2%
Appliances................................................             33.9              29.6           28.4            24.8
Audio.....................................................              6.9               8.8            7.7            10.1
Video.....................................................              3.8               5.0            3.7             5.1
Other.....................................................              7.9               7.5            8.1             7.8
                                                                     ------             -----          -----           -----
                                                                     100.0%             100.0%         100.0%          100.0%
                                                                     ======             =====          =====           =====

         Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold or expense incurred. Advertising costs are expensed as incurred.

         The Company recognizes income from synthetic fuel partnership sales as production is completed. The Company is paid for actual tax credits earned as the synthetic fuel is produced. The Company estimates the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 7 for a further discussion of synthetic fuel partnership sales.

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

         Interest expense was $999,000 for the six months ended July 31, 2006 and no interest was capitalized. Interest expense of $1,294,000 for the six months ended July 31, 2005 is net of approximately $15,000 of interest capitalized. Cash paid for interest for the six months ended July 31, 2006 and 2005 was approximately $966,000 and $1,214,000, respectively.

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

         The Company paid income taxes of approximately $0.1 million and $4.0 million for the six months ended July 31, 2006 and 2005, respectively.

         From time to time, in advance of making an investment in debt or equity securities of investees, such as the contingent investments the Company has in ethanol entities, the Company may enter into a commitment for such investment which is contingent upon future events occurring, including but not limited to, the investee raising additional financing and/or equity. These commitments may be backed by letters of credit or other means as mutually agreed to by the Company and the investee. Generally, because commitments are contingently exercisable and represent the potential acquisition of a minority position in the investee, the Company believes that it is not the primary beneficiary of the investee under the guidance in FASB Interpretation Number 46R ("FIN 46R"). When, and if the commitment is exercised and the Company makes its investment, the Company is required to re-evaluate whether the Company is the primary beneficiary under the guidance in FIN 46R.

         The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company's controlled subsidiaries that are not considered variable interest entities. The Company has not identified any variable interests in which the Company is the primary beneficiary. Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. All intercompany transactions between the consolidated subsidiaries are eliminated.

         Investments in debt securities are considered "held to maturity", "available for sale", or "trading securities" under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115".) Under SFAS 115, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated condensed balance sheets. The fair values of the Company's investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis. The Company periodically evaluates its investments in debt securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying consolidated income statements for all or a portion of the unrealized loss, and a new cost basis in the investment is established. Restricted investments of $2.4 million, which are principally marketable debt securities of a federal government agency, are classified as held to maturity, and are stated as cost plus accrued interest, which approximates market.

         A note receivable of $5.6 million, which is a debt security of Levelland/Hockley County Ethanol, LLC ("Levelland/Hockley") is classified as held to maturity and is stated at cost plus accrued interest, which approximates market. Levelland/Hockley is a development stage entity that intends to construct and operate an ethanol plant. The note is collateralized by all of the assets of Levelland/Hockley. The note is payable in full by December 31, 2006 and bears an annual interest rate of 12%. Levelland/Hockley is a related party as one of the Company's executive officers is on the board of directors of Levelland/Hockley. The Company has the intent and ability to hold this security to maturity. This note is not a component of the commitments to fund Levelland/Hockley, which is discussed in Note 9.

Recently Issued Accounting Standards

         In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning February 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

Note 4. Stock Option Plans

         The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), Share-Based Payment ("SFAS 123(R)"), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB25"), and its related interpretations. The Company adopted SFAS 123(R) on February 1, 2006. The Company chose the Modified Prospective Application ("MPA") method for implementing SFAS 123(R). Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of February 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior periods have not been restated.

         On May 26, 2005, the Company's Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers.

An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company's common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by executive officers, became immediately exercisable. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the consolidated statement of income upon the adoption of SFAS 123(R). As a result of the acceleration, stock option expense was reduced by approximately $362,000 ($224,000, net of tax) in the first six months of fiscal 2006 under the MPA.

         Prior to its adoption of SFAS 123(R), the Company accounted for stock-based compensation in compliance with APB 25, under which no compensation cost was recognized. The Company provided disclosures based on the fair value as permitted by SFAS 123.

         In the second quarter of fiscal 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $368,000 ($228,000 net of tax, or $0.02 per basic and diluted share.) In the first six months of fiscal 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $934,000 ($579,000 net of tax, or $0.06 per basic and $0.05 per diluted share.) Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123(R), the Company revised its current year statement of cash flows presentation to report the excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were approximately $24,000 of excess tax benefits from the exercise of non-qualified stock options for the six months ended July 31, 2006.

         SFAS 123 requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company's employee stock options had been accounted under the fair value method of the original SFAS 123. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                            Three Months          Six Months
                                                                                Ended                 Ended
                                                                            July 31, 2005         July 31, 2005
                                                                            -------------         -------------
Net Income                                                   As Reported        $8,721                $14,821
                                           Compensation Cost, net of tax         1,502                  2,340
                                                               Pro forma         7,219                 12,481

Basic net income per share
                                                             As Reported        $ 0.80                $  1.35
                                           Compensation Cost, net of tax          0.14                   0.22
                                                               Pro forma          0.66                   1.13

Diluted net income per share
                                                             As Reported        $ 0.70                $  1.18
                                           Compensation Cost, net of tax          0.12                   0.19
                                                               Pro forma          0.58                   0.99

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

         The total intrinsic value of options exercised during the six months ended July 31, 2006 and 2005 was approximately $2.3 million and $6.1 million, respectively, resulting in tax deductions to realize benefits of approximately $1.0 million and $1.6 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2006:

                                                                                Weighted Average        Aggregate
                                                           Weighted Average        Remaining         Intrinsic Value
                                               Shares       Exercise Price      Contractual Term     (in thousands)
Outstanding
at January 31, 2006                          4,673,721         $ 8.15
Exercised                                    (231,542)         $ 7.12
Forfeited                                      (4,200)         $12.69
                                               -------         ------
Outstanding at July 31, 2006                 4,437,979         $ 8.20                  4.3                $25,676
                                             =========         ======                  ===                =======
Exercisable at July 31, 2006                 4,038,720         $ 7.76                  4.0                $25,162
                                             =========         ======                  ===                =======

         At July 31, 2006, there was approximately $3.5 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.5 years.

Note 5.  Sale and Leaseback Transaction

         On July 28, 2006, the Company completed a transaction for the sale and leaseback of one of its stores under an initial three-year lease term. A pre-tax financial statement gain of $1.7 million (net of expenses) resulted from this sale. The Company has also deferred $0.7 million, which represents the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

Note 6.  Income Per Share from Continuing Operations

         The following table reconciles the basic and diluted net income per share from continuing operations computation for each period presented (in thousands, except per share amounts):

                                                      Three Months Ended                        Six Months Ended
                                                        July 31, 2006                            July 31, 2006
                                                        -------------                            -------------
                                                                           Per                                      Per
                                                Income       Shares       Share         Income       Shares        Share
                                                ------       ------       -----         ------       ------        -----
Basic income per share from continuing
operations                                      $1,564       10,323       $0.15         $3,215       10,235        $0.31
                                                                          =====                                    =====
Effect of stock options                                       1,252                                   1,372
                                                ------       ------                     ------       ------
Diluted income per share from continuing
operations                                      $1,564       11,575       $0.13         $3,215       11,607        $0.28
                                                ======       ======       =====         ======       ======        =====


                                                      Three Months Ended                        Six Months Ended
                                                        July 31, 2005                            July 31, 2005
                                                        -------------                            -------------
                                                                           Per                                      Per
                                                Income       Shares       Share         Income       Shares        Share
                                                ------       ------       -----         ------       ------        -----
Basic income per share from continuing
operations                                      $8,926       10,871       $0.82        $15,063       11,011        $1.37
                                                                          =====                                    =====
Effect of stock options                                       1,566                                   1,591
                                                ------       ------                    -------       ------
Diluted income per share from continuing
operations                                      $8,926       12,437       $0.72        $15,063        12,602       $1.20
                                                ======       ======       =====        =======        ======       =====


         For the three months ended July 31, 2006 and 2005, a total of 488,874 shares and 314,336 shares, respectively, and for the six months ended July 31, 2006 and 2005, a total of 488,874 shares and 314,336 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 7.  Synthetic Fuel

         Income from continuing operations for the second quarter and first six months of fiscal 2006 includes approximately $0.7 million and $2.8 million, respectively, of pre-tax investment income from the sales of the Company's entire partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., (Colona) and Somerset Synfuel, L.P. (Somerset), which produce synthetic fuel. The Company was to receive payments from the three separate sales of its interests in Colona, on a quarterly basis through 2007, ranging from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. The Company has agreed to accept payments for calendar year 2006 production in 2007 after the 2006 "Annual Adjustment Amount" is published by the Internal Revenue Service. During the first quarter of fiscal 2006, the Company recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to the Company after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006. During the first quarter of fiscal 2005, the Company recorded approximately $448,000 of income which relates to a payment received for 2004 production. The 2004 production payments were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to the Company after the Internal Revenue Service published the 2004 income tax credit per ton amount in April of 2005.

         Effective October 1, 2005, the Company sold its entire ownership interest in the Somerset limited partnership that owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. The Company expects to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. During the first quarter of fiscal 2006, the Company recorded approximately $58,000 of income which relates to 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $58,000 was recognized after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006.

         Income from synthetic fuel investments for the first six months of fiscal 2006 also includes income related to the Company's sale of its membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional income. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company is eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold through 2007. Payments for qualified production occurring after January 31, 2006 through March 31, 2006 have been placed into escrow. Subject to certain conditions, the Company may receive certain payments placed into escrow in calendar year 2007 after information necessary to calculate any phase out of Section 29/45K credits is published by the Department of Treasury. Payments for qualified production occurring after March 31, 2006, if any, may be paid directly to the Company.

         As provided by the current Internal Revenue Code, the Code Section 29/45K tax credit program is expected to continue through December 31, 2007; however, recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for 2006 and 2007. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the
Section 29/45K tax credits are subject to phase out. For calendar year 2005, the Threshold Price was $53.20 per barrel and the Phase Out Price was $66.78 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation and are published by the Internal Revenue Service in April of the following year.

The Company cannot predict with absolute certainty the Annual Average Price for 2006 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2005. However, if during 2006 or 2007 oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, the Company's synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse effect for those years could be material and could have an impact on the Company's synthetic fuel results of operations. Based upon the price of oil to date and considering the NYMEX futures market, the Company estimates the tax credits would be subject to approximately a 75% phase out as of July 31, 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that the Company has no control or decision involvement with production levels, the Company cannot determine the impact of possible production reduction or elimination on the Company's financial results. The Company does not anticipate receiving significant additional income from the sale of its synthetic fuel interests for the remainder of fiscal 2006. This could change, should operations resume and/or continue subject to the phase out provisions of Section 29/45K.

         Below is a table summarizing the income from the sales, net of certain expenses, of the Company's interests in synthetic fuel entities (in thousands):

                                                            Three Months Ended               Six Months Ended
                                                                 July 31,                         July 31,
                                                                 --------                         --------
                                                            2006          2005             2006           2005
                                                            ----          ----             ----           ----
February 1, 1999 Colona sale........................        $103         $2,148            $362          $4,522
July 31, 2000 Colona sale...........................          82          2,106             556           4,020
May 31, 2001 Colona sale............................          73          1,872             494           3,574
October 1, 2005 Somerset sale.......................         464             --             950              --
March 30, 2004 Gillette sale........................          --          4,272             423           4,264
                                                            ----        -------          ------         -------
                                                            $722        $10,398          $2,785         $16,380
                                                            ====        =======          ======         =======


Note 8.  Discontinued Operations and Assets Held for Sale

         During the first six months of fiscal 2006 the Company closed two stores in which the Company vacated the market or will not have a further continuing involvement with the related property. Those stores and certain other stores closed in previous periods or scheduled to be closed in the next twelve months were classified as discontinued operations for all periods presented. Four of the closed stores are classified as held for sale. The net assets of those stores at July 31, 2006 were approximately $2.8 million. The Company expects to sell the assets related to these stores within the next 12 months through normal real estate channels. A charge of $85,000 has been recognized, as the estimated net realizable value did not exceed the carrying value of one property.

         Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.

                                                            Three Months Ended              Six Months Ended
                                                                 July 31,                       July 31,
                                                                 --------                       --------
                                                            2006          2005            2006            2005
                                                            ----          ----            ----            ----
                                                                               (In Thousands)
Net sales and revenue................................       $445         $2,525          $1,414          $6,376
Cost of merchandise sold ............................        350          1,873           1,131           4,866
Loss before benefit for income taxes ................       (103)          (315)           (352)           (565)
Benefit for income taxes.............................         36            110             123             198
Net loss.............................................       $(67)         $(205)          $(229)          $(367)


Note 9.  Commitments

         On November 28, 2005, the Company entered into a contingent agreement with Levelland/Hockley County Ethanol, LLC ("Levelland/Hockley") to purchase a convertible secured promissory note in the principal amount of $5 million. The proceeds of the note will be used to capitalize Levelland/Hockley which intends to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 40 million gallons annually. The purchase of the note is expected to occur before December 31, 2006, subject to Levelland/Hockley obtaining additional financing and certain other conditions.

         On July 31, 2006, the Company entered into a contingent agreement with Levelland/Hockley to invest an additional $11.5 to $18.0 million. The additional investment, along with the $5 million convertible secured promissory note, enables the Company to secure a majority ownership interest in Levelland/Hockley.

         On March 17, 2006, the Company entered into a contingent agreement to purchase a note in the principal amount of $14 million issued by a limited liability company organized to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 100 million gallons annually. The purchase of the note is subject to the limited liability company obtaining additional financing by September 18, 2006. The Company has obtained a $14 million irrevocable letter of credit to secure its purchase obligation. The note purchase agreement provides the Company rights to purchase an equity interest in the limited liability company in exchange for the note. At July 31, 2006, the $14 million letter of credit remained outstanding.

         On May 26, 2006, the Company entered into a contingent agreement to invest $24.9 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 100 million gallons annually. The equity investment is expected to occur before June 30, 2007, subject to the limited liability company obtaining additional financing and certain other conditions.

         On June 8, 2006, the Company entered into a contingent agreement to invest $16 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 100 million gallons annually. The equity investment is expected to occur before December 31, 2006, subject to the limited liability company obtaining additional financing and certain other conditions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We are a specialty retailer in the consumer electronics/appliance industry. As of July 31, 2006 we operated 210 stores in 36 states, predominantly in small to medium-sized markets under the trade name "REX". Over the past eight years, we have also been active in several synthetic fuel investments and we currently have contingent agreements to invest in four ethanol producing plants.


Fiscal Year

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2006" means the period February 1, 2006 to January 31, 2007.

Results of Operations

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:


                                                                      Three Months              Six Months
                                                                         Ended                     Ended
                                                                        July 31                   July 31
                                                                        -------                   -------
                                                                  2006         2005          2006         2005
                                                                  ----         ----          ----         ----

Net sales and revenue..........................................   100.0%      100.0%        100.0%       100.0%
Cost of merchandise sold.......................................    72.5        70.3          72.3         71.4
                                                                  -----       -----         -----        -----
Gross profit...................................................    27.5        29.7          27.7         28.6
Selling, general and administrative expenses...................    27.2        28.7          27.1         27.1

Operating income...............................................     0.3         1.0           0.6          1.5
Investment income..............................................     0.3          --           0.3          0.1
Interest expense...............................................    (0.6)       (0.8)         (0.6)        (0.8)
Gain on sale of real estate....................................     2.1          --           1.0           --
Income from synthetic fuel investments.........................     0.9        12.6           1.7          9.6
                                                                  -----       -----         -----        -----
    Income from continuing operations before provision for
    income taxes and discontinued operations.................
                                                                    3.0        12.8           3.0         10.4
Provision for income taxes....................................      1.1         2.0           1.1          1.6
                                                                  -----       -----         -----        -----
Income from continuing operations..............................     1.9        10.8           1.9          8.8
Loss from discontinued operations, net of tax..................    (0.1)       (0.2)         (0.1)        (0.2)
Gain on disposal of discontinued operations, net of tax              --          --            --          0.1
                                                                  -----       -----         -----        -----
Net income.....................................................     1.8%       10.6%          1.8%         8.7%
                                                                  =====       =====         =====        =====


Comparison of Three Months and Six Months Ended July 31, 2006 and 2005

         Net sales and revenue in the quarter ended July 31, 2006 were $82.1 million compared to $82.5 million in the prior year's second quarter, representing a decrease of $0.4 million or 0.5%. Net sales and revenue do not include sales from stores classified in discontinued operations.

         This decrease was primarily caused by a net reduction of 19 stores (seven of which were classified as discontinued operations) since the end of the second quarter of fiscal 2005. The reduction in stores accounted for approximately $2.7 million of the decrease. This was partially offset by an increase in comparable store sales of 3.5% for the second quarter of fiscal 2006 which represents an increase of approximately $2.3 million. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts.

         Our strongest product category for the second quarter of fiscal 2006 was the appliance category which positively impacted comparable store sales by 6.6%. This increase is related to an increased promotional effort, an increase in the breadth of products offered and from our stores serving the Gulf Coast region. The Gulf Coast stores experienced higher demand for appliances as a result of hurricanes in the fall of 2005. The television category results were consistent with the prior year. We continue to experience growth in light engine, LCD and plasma sets, however, the growth was offset by declines in high definition projection sets. The audio category negatively impacted comparable store sales by 1.8%. The video category negatively impacted comparable store sales by 1.0%. Both the audio and video categories have been impacted by lower price points of their respective products, as these products are becoming more of a commodity item with very high levels of competition.

         Net sales and revenue for the first six months of fiscal 2006 were $167.8 million compared to $169.9 million for the first six months of fiscal 2005. This represents a decrease of $2.1 million or 1.3%. This decrease was primarily caused by a net reduction of 19 stores (seven of which were classified as discontinued operations) since the end of the second quarter of fiscal 2005. The reduction in stores accounted for approximately $4.4 million of the decrease. This was partially offset by an increase in comparable store sales of 2.0% for the first half of fiscal 2006.

         The appliance and television product categories positively impacted comparable store sales for the first six months of fiscal 2006 with the appliance category impact being 4.8% and the television category impact being 1.1%. The appliance category increase is related to an increased promotional effort, an increase in the breadth of products offered and from our stores serving the Gulf Coast region. The Gulf Coast stores experienced higher demand for appliances as a result of hurricanes in the fall of 2005. The television category increase results from demand for light engine, LCD and plasma televisions. The audio and video categories negatively impacted comparable store sales for the first half of fiscal 2006 by 2.3% and 1.4%, respectively, reflecting a continuing trend of lower price points of the respective products, as these products are becoming more of a commodity item with very high levels of competition.

         The following table reflects the approximate percent of net sales and revenue for each major product group for the periods presented.


                                                                          Three Months Ended               Six Months Ended
                                                                               July 31                          July 31
                                                                               -------                          -------
Product Category                                                       2006              2005           2006            2005
------------------                                                     ----              ----           ----            ----
Televisions...............................................             47.5%             49.1%          52.1%           52.2%
Appliances................................................             33.9              29.6           28.4            24.8
Audio.....................................................              6.9               8.8            7.7            10.1
Video.....................................................              3.8               5.0            3.7             5.1
Other.....................................................              7.9               7.5            8.1             7.8
                                                                      -----             -----          -----           -----
                                                                      100.0%            100.0%         100.0%          100.0%
                                                                      =====             =====          =====           =====



         As of July 31, 2006, we operated 210 stores compared to 228 stores one year earlier. We did not open any stores and closed eight stores during the first six months of fiscal 2006. Of the eight stores closed, we have lease agreements, as landlord, for three of the locations and are marketing three of the locations for lease or sale. We abandoned two of the stores upon the expiration of our lease as lessee. We did not open any stores and closed six stores during the first six months of fiscal 2005.

         At July 31, 2006, we had lease agreements, as landlord/sub landlord, for all or parts of 24 properties. We own 21 of these properties and are the tenant/sub landlord for three of the properties. In eight of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in 13 of the owned properties. We have five owned properties that are vacant at July 31, 2006. The assets for four of these properties are classified as assets held for sale.

         Gross profit of $22.6 million (27.5% of net sales and revenue) in the second quarter of fiscal 2006 was approximately $2.0 million lower than the $24.5 million (29.7% of net sales and revenue) recorded in the second quarter of fiscal 2005. Gross profit for the first six months of fiscal 2006 was $45.6 million (27.7 % of net sales and revenue) compared to $48.6 million (28.6 % of net sales and revenue) for the first six months of fiscal 2005. Gross profit margin for the second quarter and first half of fiscal 2006 was negatively impacted by approximately $0.7 million and $1.2 million, respectively, as a result of having 18 net fewer stores compared to the prior year. Lower gross profit margin percentages caused gross profit to decline for the second quarter and first half of fiscal 2006 by approximately $1.3 million and approximately $1.8 million, respectively. Gross profit margin for the second quarter and first six months of fiscal 2006 was negatively impacted by a higher percentage of appliance sales which tend to have lower gross profit margins than our other core products.

         Selling, general and administrative expenses for the second quarter of fiscal 2006 were $22.4 million (27.2% of net sales and revenue), a decrease of $1.3 million or 5.8% from $23.7 million (28.7% of net sales and revenue) for the second quarter of fiscal 2005. Selling, general and administrative expenses were $45.6 million (27.1% of net sales and revenue) for the first six months of fiscal 2006 representing a decrease of $0.4 million or 1.0% from $46.0 million (27.1% of net sales and revenue) for the first six months of fiscal 2005. The decrease in expenditures was primarily a result of lower advertising expenditures and lower corporate payroll cost due to lower profitability levels in the current year. These decreases were partially offset by a corresponding increase in payroll costs associated with higher commissions paid to sales personnel. In addition, we recognized stock based compensation expense in the second quarter and first half of fiscal 2006 of $0.3 million and $0.9 million, respectively as we adopted SFAS 123(R) during the first quarter of fiscal 2006.

         Operating income in the second quarter of fiscal 2006 was $0.2 million (0.3% of net sales and revenue), a decrease of $0.6 million (1%) from $0.8 million (1.0% of net sales and revenue) for the second quarter of fiscal 2005. Operating income in the first six months of fiscal 2006 was $1.0 million (0.6% of net sales and revenue), a decrease of $1.6 million (61.1%) from the $2.6 million (1.5% of net sales and revenue) for the first six months of fiscal 2005.

         Investment income was $287,000 and $58,000 for the second quarter of fiscal 2006 and 2005, respectively. Investment income for the first six months of fiscal 2006 was $579,000 compared to $132,000 for the first six months of fiscal 2005. A majority of the increase in investment income results from higher levels of excess cash invested and higher interest rates during fiscal 2006 as compared to fiscal 2005.

         Interest expense was $0.5 million (0.6% of net sales and revenue) for the second quarter of fiscal 2006 compared to $0.7 million (0.8% of net sales and revenue) for the second quarter of fiscal 2005. Interest expense was $1.0 million (0.6% of net sales and revenue) for the first six months of fiscal 2006 compared to $1.3 million (0.8% of net sales and revenue) for the first six months of fiscal

2005. Interest expense for the current year has been lowered due to lower average borrowings on the line of credit and the pay-off of approximately $1.3 million in mortgage debt since July 31, 2005.

         During the second quarter and six months ended July 31, 2006, we executed a sale and leaseback agreement for one owned property for a financial statement gain of approximately $1.7 million.

         Results for the second quarter and first six months of fiscal 2006 and 2005 reflect the impact of the sales of our investment in Colona SynFuel Limited Partnership, L.L.L.P. (Colona), and Somerset Synfuel, L.P. (Somerset), which produces synthetic fuels. We sold our ownership interest in the Colona limited partnership through a series of three sales. We were to receive payments from the three separate sales of our interests in Colona, on a quarterly basis through 2007, ranging from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. We have agreed to accept payments for calendar year 2006 production in 2007 after the 2006 "Annual Adjustment Amount" is published by the Internal Revenue Service. During the first quarter of fiscal 2006, we recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to us after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006. During the first quarter of fiscal 2005, we recorded approximately $448,000 of income which relates to a payment received for 2004 production. The 2004 production payments were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to us after the Internal Revenue Service published the 2004 income tax credit per ton amount in April of 2005.

         Effective October 1, 2005, we sold our entire ownership interest in the Somerset limited partnership that owned two synthetic fuel facilities. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We expect to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. During the first quarter of fiscal 2006, we recorded approximately $58,000 of income which relates to 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $58,000 was recognized after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006.

         Income from synthetic fuel investments for the first six months of fiscal 2006 and 2005 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold through 2007. Payments for qualified production occurring after January 31, 2006 through March 31, 2006 have been placed into escrow. Subject to certain conditions, we will receive any payments placed into escrow in calendar year 2007 after information necessary to calculate any phase out of Section 29/45K credits is published by the Department of Treasury. Payments for qualified production occurring after March 31, 2006, if any, may be paid directly to us.

         As provided by the current Internal Revenue Code, the Code Section 29/45K tax credit program is expected to continue through December 31, 2007; however, recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for 2006 and 2007. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the
Section 29/45K tax credits are subject to phase out. For calendar year 2005, the Threshold Price was $53.20 per barrel and the Phase Out Price was $66.78 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation and are published by the Internal Revenue Service in April of the following year.

         We cannot predict with absolute certainty the Annual Average Price for 2006 or beyond. Therefore, we cannot predict whether the price of oil will have a material effect on our synthetic fuel business after 2005. However, if during 2006 or 2007, oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, our synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on our synthetic fuel results of operations. Based upon the price of oil to date and considering the NYMEX futures market, we estimate the tax credits would be subject to approximately a 75% phase out as of July 31, 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that we have no control or decision involvement with production levels, we cannot determine the impact of possible production reduction or elimination on our financial results.

         We do not anticipate receiving significant additional income from the sale of our synthetic fuel interests for the remainder of fiscal 2006. This could change, should operations resume and/or continue subject to the phase out provisions of Section 29/45K.

         Below is a table summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities (in thousands):


                                                       Three Months Ended                Six Months Ended
                                                           July 31,                           July 31,
                                                           --------                           --------
                                                    2006             2005               2006             2005
                                                    ----             ----               ----             ----
February 1, 1999 Colona sale.................      $103             $2,148              $362            $4,522
July 31, 2000 Colona sale....................        82              2,106               556             4,020
May 31, 2001 Colona sale.....................        73              1,872               494             3,574
October 1, 2005 Somerset sale................       464                 --               950                --
March 30, 2004 Gillette sale.................        --              4,272               423             4,264
                                                   ----            -------            ------           -------
                                                   $722            $10,398            $2,785           $16,380
                                                   ====            =======            ======           =======


         Our effective tax rate was 36.3% and 15.6% for the second quarter of fiscal 2006 and 2005, respectively, after reflecting our share of federal income tax credits earned during 2005 by the limited partnerships under Section 29/45K of the Internal Revenue Code. Our effective tax rate was 37% and 15.4% for the first six months of fiscal 2006 and 2005, respectively, after reflecting our share of federal income tax credits earned during 2005 by the limited partnerships under Section 29/45K of the

Internal Revenue Code. As we no longer earn federal income tax credits from synthetic fuel production, we expect our tax rate in fiscal 2006 to be in the range of 35% to 40%.

         During the quarter and six months ended July 31, 2006 we closed or committed to close two and four stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $0.1 million for the second quarter of fiscal 2006, compared to a loss of $0.2 million for the second quarter of fiscal 2005. We had a loss from discontinued operations, net of tax benefit, of $0.2 million for the first six months of fiscal 2006 compared to $0.4 million for the first six months of fiscal 2005.

         We sold one property during the first six months of fiscal 2005 that had been previously closed. As a result, we had a gain, net of tax expense, of $0.1 million for the first quarter of fiscal 2005.

         As a result of the foregoing, net income for the second quarter of fiscal 2006 was $1.5 million, a 82.8% decrease from $8.7 million for the second quarter of fiscal 2005. Net income for the first six months of fiscal 2006 was $3.0 million, a 79.9% decrease from $14.8 million for the first six months of fiscal 2005.

Liquidity and Capital Resources

         Net cash used in operating activities was approximately $12.9 million for the first six months of fiscal 2006, compared to $8.8 million used in operating activities for the first six months of fiscal 2005. For the first six months of fiscal 2006, cash was provided by net income of $3.0 million, adjusted for the impact of $2.8 million for gains on our installment sales of the limited partnership interests, non-cash items of $2.5 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, deferred income and gain on disposal of fixed assets. In addition, accounts payable provided cash of $12.4 million, primarily a result of changes in inventory levels. The primary use of cash was an increase in inventory of $26.0 million primarily due to seasonal fluctuations. The inventory decline from July 31, 2005 primarily results from lower television levels. The other use of cash was a decrease in other current liabilities of $2.3 million.

         For the first half of fiscal 2005, cash was provided by net income of $14.8 million, adjusted for the impact of $16.4 million for gains on our installment sales of the limited partnership interests, non-cash items of $1.5 million, which consisted of depreciation and amortization, accounts receivable, deferred income, prepaid expenses and loss on disposal of fixed assets. In addition, accounts payable provided cash of $2.8 million, primarily a result of changes in inventory levels. The primary use of cash was an increase in inventory of $9.6 million primarily due to seasonal fluctuations. The other use of cash was a decrease in other current liabilities of $2.3 million.

         At July 31, 2006, working capital was $96.6 million compared to $88.0 million at January 31, 2006. This increase is primarily a result of inventory level fluctuations. The ratio of current assets to current liabilities was 2.7 to 1 at July 31, 2006 and 2.9 to 1 at January 31, 2006.

         Cash of $2.1 million was used in investing activities for the first six months of fiscal 2006, compared to cash provided by investing activities of $16.2 million for the first six months of fiscal

2005. We paid $5.6 million for a note investment in Levelland/Hockley and received proceeds of $2.6 million from the sale of real estate and fixed assets during the first half of fiscal 2006. Additionally, during the first half of fiscal 2006, we received proceeds of $1.3 million from installment sales of our ownership interests in synthetic fuel entities. We expect proceeds from installment sales of our ownership interests in synthetic fuel entities to be materially lower, compared to the prior year, for the remainder of fiscal 2006. We had capital expenditures of approximately $0.3 million during the first half of fiscal 2006, primarily related to improvements at selected stores.

         During the first six months of fiscal 2005, we received proceeds of approximately $17.3 million from installment sales of our ownership interest in the synthetic fuel entities. We had capital expenditures of approximately $2.2 million during the first six months of fiscal 2005, primarily related to the relocation of a store, the purchase of a store previously leased and improvements to a distribution center. We received proceeds of approximately $1.1 million from the sale of a store previously closed and reported as discontinued operations.

         Cash provided by financing activities totaled approximately $0.4 million for the first six months of fiscal 2006 compared to cash used in financing activities of $10.4 million for the first half of fiscal 2005. Cash was provided by stock option activity of $1.7 million. We also recorded a tax benefit of approximately $1.0 million during the first six months of fiscal 2006 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of $1.3 million was used for scheduled payments of mortgage debt.

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

         On November 28, 2005, we entered into a contingent agreement with Levelland/Hockley County Ethanol, LLC ("Levelland/Hockley") to purchase a convertible secured promissory note in the principal amount of $5 million. The proceeds of the note will be used to capitalize Levelland/Hockley which intends to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 40 million gallons annually. The purchase of the note is expected to occur before December 31, 2006, subject to Levelland/Hockley obtaining additional financing and certain other conditions.

         On July 31, 2006, we entered into a contingent agreement with Levelland/Hockley to invest an additional $11.5 to $18.0 million. The additional investment, along with the $5 million note, enables us to secure a majority ownership interest in Levelland/Hockley.

         On March 17, 2006, we entered into a contingent agreement to purchase a note in the principal amount of $14 million issued by a limited liability company organized to construct and operate an ethanol producing facility. The facility is expected to have a design capacity of 100 million gallons annually. The purchase of the note is subject to the limited liability company obtaining additional financing by September 18, 2006. We have obtained a $14 million irrevocable letter of credit to secure our purchase obligation. The note purchase agreement provides us rights to purchase an equity interest in the limited liability company. At July 31, 2006, the $14 million letter of credit remained outstanding.

         On May 26, 2006, we entered into a contingent agreement to invest $24.9 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 100 million gallons annually. The equity investment is expected to occur before June 30, 2007, subject to the limited liability company obtaining additional financing and certain other conditions.

         On June 8, 2006, we entered into a contingent agreement to invest $16 million in a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 100 million gallons annually. The equity investment is expected to occur before December 31, 2006, subject to the limited liability company obtaining additional financing and certain other conditions.

         We believe we have sufficient resources to fund these and other potential ethanol investments. However, depending upon the timing of these ethanol investments and future results of retail operations and synthetic fuel investments, we may incur increased borrowings, and a corresponding increase in interest expense, or seek other sources of financing.


Forward-Looking Statements

         This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "plans", "expects", "intends", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties. These risks and uncertainties include among other things: the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes, new regulatory restrictions or tax law changes relating to the Company's synthetic fuel investments, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interests in synthetic fuel investments, the uncertain amount of synthetic fuel production and resulting income received from time to time from the Company's synthetic fuel investments, and the potential for Section 29/45K tax credits to phase out based on the price of crude oil adjusted for inflation. As it relates to ethanol investments, risks and uncertainties include among other things: the uncertainty of constructing plants on time and on budget and the volatility of corn, dried distiller grains, ethanol, gasoline and natural gas prices. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (File No. 001-09097).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         No material changes since January 31, 2006.

Item 4.  Controls and Procedures

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors

         During the quarter and six months ended July 31, 2006, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2006.

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




                                            REX STORES CORPORATION
                                            Registrant




                Signature                              Title                                          Date
                ---------                              -----                                          ----

           /s/ Stuart A. Rose                                                                    September 6, 2006
           ------------------              Chairman of the Board
            (Stuart A. Rose)                 (Chief Executive Officer)

        /s/ Douglas L. Bruggeman
        ------------------------            Vice President, Finance and Treasurer                September 6, 2006
          (Douglas L. Bruggeman)              (Chief Financial Officer)
