Form 10-Q
period 2006-10-31
REX STORES CORP
filed 2006-12-08
CIK 744187

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 001-09097

                        --------------------------------

                             REX STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        --------------------------------

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

                        --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ( )   Accelerated filer (X)   Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

At the close of business on December 7, 2006 the registrant had 10,344,888 shares of Common Stock, par value $.01 per share, outstanding.

===============================================================================

                     REX STORES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Condensed Balance Sheets ............................. 3
          Consolidated Condensed Statements of Income ....................... 4
          Consolidated Condensed Statements of Shareholders' Equity ......... 5
          Consolidated Condensed Statements of Cash Flows ................... 6
          Notes to Consolidated Condensed Financial Statements .............. 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................ 20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....... 29

Item 4.   Controls and Procedures .......................................... 29


PART II.  OTHER INFORMATION

Item 1A.  Risk Factors ..................................................... 30

Item 6.   Exhibits ......................................................... 30

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED

                                                                October 31            January 31          October 31
                                                                   2006                   2006                2005
                                                                   ----                   ----                ----
                                                                                    (In Thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $  15,923             $  21,363           $  1,254
   Accounts receivable, net                                        3,757                 3,457              4,460
   Synthetic fuel receivable                                       7,592                 1,680              2,930
   Merchandise inventory                                         116,065                97,371            135,220
   Prepaid expenses and other                                      1,655                 2,052              1,555
   Future income tax benefits                                      9,588                 9,361             10,929
                                                                --------              --------           --------
     Total current assets                                        154,580               135,284            156,348

PROPERTY AND EQUIPMENT, NET                                      121,846               125,245            127,626
ASSETS HELD FOR SALE                                               1,497                 1,497              1,669
OTHER ASSETS                                                       7,193                   760                823
GOODWILL                                                             726                     -                  -
FUTURE INCOME TAX BENEFITS                                        28,397                30,031             27,978
INVESTMENTS                                                        5,000                     -                  -
RESTRICTED INVESTMENTS                                             2,384                 2,318              2,300
                                                                --------              --------           --------
   Total assets                                                 $321,623              $295,135           $316,744
                                                                ========              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                            $  2,354              $  2,389           $  2,958
   Current portion of deferred income and deferred gain
     on sale and leaseback                                        11,176                10,883             10,609
   Accounts payable, trade                                        23,153                20,396             38,919
   Accrued income taxes                                            1,587                   541                418
   Accrued payroll and related items                               4,302                 7,183              5,777
   Other current liabilities                                       6,300                 5,863              6,596
                                                                --------              --------           --------
     Total current liabilities                                    48,872                47,255             65,277
                                                                --------              --------           --------

LONG-TERM LIABILITIES:
   Long-term mortgage debt                                        21,454                21,462             27,774
   Deferred income and deferred gain on sale
     and leaseback                                                13,106                12,213             11,349
                                                                --------              --------           --------
     Total long-term liabilities                                  34,560                33,675             39,123
                                                                --------              --------           --------
MINORITY INTEREST                                                 12,119                     -                  -
                                                                --------              --------           --------
SHAREHOLDERS' EQUITY:
   Common stock                                                      295                   294                293
   Paid-in capital                                               138,700               135,775            134,985
   Retained earnings                                             248,699               240,898            234,332
   Treasury stock                                               (161,622)             (162,762)          (157,266)
                                                                --------              --------           --------
   Total shareholders' equity                                    226,072               214,205            212,344
                                                                --------              --------           --------

     Total liabilities and shareholders' equity                 $321,623              $295,135           $316,744
                                                                ========             =========           ========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
UNAUDITED

                                                                            Three Months Ended            Nine Months Ended
                                                                                October 31                   October 31
                                                                                ----------                   ----------
                                                                            2006           2005          2006          2005
                                                                            ----           ----          ----          ----
                                                                              (In Thousands, Except Per Share Amounts)
NET SALES AND REVENUE                                                     $85,215        $91,759      $251,495       $259,553
   Cost of sales                                                           62,702         66,380       182,722        186,132
                                                                          -------        -------      --------       --------
   Gross profit                                                            22,513         25,379        68,773         73,421
   Selling, general and administrative expenses                            23,284         24,102        68,485         69,578
                                                                          -------        -------      --------       --------
OPERATING (LOSS) INCOME                                                     (771)          1,277           288          3,843

INVESTMENT INCOME                                                             341             23           920            155
INTEREST EXPENSE                                                             (562)          (664)       (1,549)        (1,946)
GAIN ON SALE OF REAL ESTATE                                                   462            253         2,197            253
INCOME FROM SYNTHETIC FUEL INVESTMENTS                                      5,865          8,433         8,650         24,813
                                                                          -------        -------      --------       --------

Income from continuing operations before provision
   for income taxes and discontinued operations                             5,335          9,322        10,506         27,118
PROVISION FOR INCOME TAXES                                                  1,713          2,251         3,627          4,992
                                                                          -------        -------      --------       --------

Income from continuing operations                                           3,622          7,071         6,879         22,126
Income (loss) from discontinued operations, net of tax                        103           (189)         (168)          (548)
Gain on disposal of discontinued operations, net of tax                     1,090             -          1,090            125
                                                                          -------        -------      --------       --------
NET INCOME                                                                 $4,815         $6,882        $7,801        $21,703
                                                                          =======        =======      ========       ========

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC                                                        10,333         10,532        10,268         10,850
                                                                          =======        =======      ========       ========

Basic income per share from continuing operations                           $0.35          $0.67         $0.67          $2.04
Basic income (loss) per share from discontinued operations                   0.01          (0.02)        (0.02)         (0.05)
Basic income per share on disposal of discontinued operations                0.11              -          0.11           0.01
                                                                          -------        -------      --------       --------
BASIC NET INCOME PER SHARE                                                  $0.47          $0.65         $0.76          $2.00
                                                                          =======        =======      ========       ========

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED                                                      11,517         11,865        11,608         12,353
                                                                          =======        =======      ========       ========

Diluted income per share from continuing operations                         $0.31          $0.60         $0.59          $1.79
Diluted income (loss) per share from discontinued operations                 0.01          (0.02)        (0.01)         (0.04)
Diluted income per share on disposal of discontinued operations              0.10              -          0.09           0.01
                                                                          -------        -------      --------       --------
DILUTED NET INCOME PER SHARE                                                $0.42          $0.58         $0.67          $1.76
                                                                          =======        =======      ========       ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
UNAUDITED


                                                    Common Shares
                                            Issued                Treasury                                           Total
                                            ------                --------             Paid-in       Retained     Shareholders'
                                      Shares      Amount     Shares       Amount        Capital      Earnings          Equity
                                      ------      ------     ------       ------        -------       --------         ------
                                                                    (In Thousands)
Balance at January 31, 2006           29,390        $294     19,289    $(162,762)      $135,775     $ 240,898         $214,205

Net income                                                                                              7,801            7,801

Share-based compensation                                                                  1,297                          1,297

Stock options exercised
  and related tax effects                101           1       (135)       1,140          1,628                          2,769
                                      ------        ----     ------    ---------       --------     ---------         --------
Balance at October 31, 2006           29,491        $295     19,154    $(161,622)      $138,700      $248,699         $226,072
                                      ======        ====     ======    =========       ========      ========         ========

                                                    Common Shares
                                            Issued                Treasury                                           Total
                                            ------                --------             Paid-in       Retained     Shareholders'
                                      Shares      Amount     Shares       Amount        Capital      Earnings          Equity
                                      ------      ------     ------       ------        -------       --------         ------
                                                                    (In Thousands)
Balance at January 31, 2005           29,038        $290     17,865    $(137,839)      $133,474     $ 212,629         $208,554

Net income                                                                                             21,703           21,703

Treasury stock acquired                                       1,697      (24,383)                                      (24,383)

Stock options exercised
  and related tax effects                289           3       (627)       4,956          1,511                          6,470
                                      ------        ----     ------    ---------       --------     ---------         --------
Balance at October 31, 2005           29,327        $293     18,935    $(157,266)      $134,985      $234,332         $212,344
                                      ======        ====     ======    =========       ========      ========         ========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                                               Nine Months Ended
                                                                                                  October 31
                                                                                            2006               2005
                                                                                            ----               ----
                                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $ 7,801          $ 21,703
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                                 2,892             3,330
   Stock based compensation expense                                                              1,297                 -
   Impairment charges                                                                               85                 -
   Income from limited partnerships                                                             (8,650)          (24,813)
   Gain on disposal of fixed assets                                                             (3,778)              (46)
   Deferred income                                                                                 531              (177)
   Excess tax benefits from stock option exercises                                                 (24)                -
   Deferred income tax                                                                           1,407                 -
Changes in assets and liabilities:
   Accounts receivable                                                                            (276)            1,000
   Merchandise inventory                                                                       (18,694)          (11,032)
   Prepaid expenses and other                                                                      397              (325)
   Other long term assets                                                                         (198)               18
   Accounts payable, trade                                                                       2,180             6,077
   Other current liabilities                                                                      (412)           (1,231)
                                                                                              --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                                          (15,442)           (5,496)
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (438)           (2,390)
   Proceeds from sale of partnership interest                                                    2,738            23,558
   Purchase of equity investment in ethanol                                                     (5,000)                -
   Purchase of note receivable                                                                  (5,595)                -
   Repayment of note receivable                                                                  5,595                 -
   Acquisition, net of cash acquired                                                             1,665                 -
   Proceeds from sale of real estate and fixed assets                                            9,339             1,520
   Restricted investments                                                                          (66)              (30)
                                                                                              --------          --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                        8,238            22,658
                                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                                  3,092                 -
   Payments of long-term debt                                                                   (3,135)           (2,666)
   Stock options exercised                                                                       1,783             4,598
   Excess tax benefits from stock option exercises                                                  24                 -
   Treasury stock acquired                                                                           -           (22,511)
                                                                                              --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              1,764           (20,579)
                                                                                              --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (5,440)           (3,417)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  21,363             4,671
                                                                                              --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 15,923          $  1,254
                                                                                              ========          ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                     REX STORES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006

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

         Basis of Consolidation - The consolidated condensed financial statements in this report include the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries and all variable interest entities where the Company has been determined to be the primary beneficiary. Levelland/Hockley County Ethanol, LLC ("Levelland/Hockley") qualifies as a Variable Interest Entity ("VIE"), but not a Special Purpose Entity under FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities". The Company is the primary beneficiary of Levelland/Hockley, and in accordance with FIN 46R, the Company consolidated Levelland/Hockley effective with the third quarter of fiscal 2006. The Company includes the results of operations of Levelland/Hockley in its Consolidated Condensed Statement of Income on a delayed basis of one fiscal quarter.

NOTE 2. RECLASSIFICATIONS

         The Company reclassified $0.3 million and $0.7 million of lease income from selling, general and administrative expenses to net sales and revenue for the quarter and nine months ended October 31, 2005, respectively, to conform to current year presentation. The Company reclassified $1.3 million of outstanding checks from accounts payable to cash at January 31, 2006 to conform to current year presentation.

NOTE 3. ACCOUNTING POLICIES

         The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2005 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, income from synthetic fuel limited partnership sales and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

         The following table reflects the approximate percent of net sales and revenue for each major product group for the periods presented.

                                                                    Three Months Ended               Nine Months Ended
                                                                       October 31                       October 31
                                                                       ----------                       ----------
Product Category                                                       2006              2005           2006            2005
------------------                                                     ----              ----           ----            ----
Televisions...............................................             55.1%             56.6%          53.1%           53.7%
Appliances................................................             27.3              24.2           28.0            24.6
Audio.....................................................              5.9               7.6            7.1             9.2
Video.....................................................              3.6               4.5            3.7             4.9
Other.....................................................              8.1               7.1            8.1             7.6
                                                                      -----             -----          -----           -----
                                                                      100.0%            100.0%         100.0%          100.0%
                                                                      =====             =====          =====           =====

         Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold or expense incurred. Advertising costs are expensed as incurred.

         The Company recognizes income from synthetic fuel partnership sales as the synthetic fuel is produced and sold. The Company estimates the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 10 for a further discussion of synthetic fuel partnership sales.

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

         Interest expense was $1,549,000 for the nine months ended October 31, 2006 and no interest was capitalized. Interest expense of $1,946,000 for the nine months ended October 31, 2005 is net of approximately $15,000 of interest capitalized. Cash paid for interest for the nine months ended October 31, 2006 and 2005 was approximately $1,483,000 and $1,907,000, respectively.

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

         The Company paid income taxes of approximately $0.1 million and $4.5 million for the nine months ended October 31, 2006 and 2005, respectively.

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

         The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. See Note 4 for a further discussion of the acquisition of Levelland/Hockley. Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. An equity investment of $5 million in Big River Resources, LLC ("Big River") is accounted for using the equity method. The investment in Big River represents an ownership interest of 4.3%. Big River is an Iowa limited liability company and holding company for several entities including Big River Resources West Burlington, LLC which presently operates a 52 million gallon ethanol manufacturing facility. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. All intercompany transactions between the consolidated subsidiaries are eliminated.

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

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 in the third quarter of fiscal 2006 and there was no impact to the financial statements.

NOTE 4. BUSINESS COMBINATIONS

         On September 30, 2006, the Company acquired 47 percent of the outstanding membership units of Levelland/Hockley County Ethanol, LLC ("Levelland/Hockley"). The results of Levelland/Hockley's operations have not been included in the consolidated financial statements subsequent to the acquisition date as the Company records Levelland/Hockley' results of operations on a delayed basis of one fiscal quarter. The aggregate purchase price was $11.5 million, all of which was cash.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price to the assets and liabilities of the Levelland/Hockley acquisition is based upon preliminary estimates and is therefore subject to change.

(In thousands)

Cash                                                              $ 13,165
Accrued interest receivable                                             24
Property, plant and equipment                                        4,046
Intangible assets                                                    1,015
Deposits                                                             5,220
Goodwill                                                               726
                                                                  --------
            Total assets acquired                                   24,196
Current liabilities                                                   (577)
Minority interest                                                  (12,119)
                                                                  --------
Net purchase price                                                $ 11,500
                                                                  ========

         The intangible assets represent prepaid loan fees and have an estimated useful life of 6 years. None of the goodwill is expected to be deductible for income tax purposes. Levelland/Hockley is a development stage entity that plans to commence construction of an ethanol production facility in Levelland, Texas, which will have a design capacity of 40 million gallons of ethanol annually. The purchase, along with the Company's $5 million convertible secured promissory note commitment, enables the Company to secure a majority equity interest in Levelland/Hockley.

         The unaudited financial information in the table below summarizes the combined results of operations of the Company and Levelland/Hockley, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes adjustments to interest income and expense and related income tax effects.

(In thousands, except per share data)                 Quarter Ended                           Quarter Ended
                                                     October 31, 2006                        October 31, 2005
                                                     ----------------                        ----------------
Net sales and revenue                                     $ 85,215                               $ 91,759
Net income                                                $  4,536                               $  6,790
Basic net income per share                                $   0.44                               $   0.65
Diluted net income per share                              $   0.39                               $   0.57

(In thousands, except per share data)               Nine Months Ended                        Nine Months Ended
                                                    October 31, 2006                         October 31, 2005
                                                    -----------------                        ----------------
Net sales and revenue                                     $ 251,495                              $ 259,553
Net income                                                $   7,321                              $  21,387
Basic net income per share                                $    0.71                              $    1.97
Diluted net income per share                              $    0.63                              $    1.73

NOTE 5.  OTHER ASSETS

         The components of other assets at October 31, 2006 and 2005 are as follows (amounts in thousands):

                                                     2006          2005
                                                     ----          ----
Contract deposits                                  $5,220          $  -
Prepaid loan fees                                   2,057           712
Other                                                 221           111
                                                      ---           ---
Total                                               7,498           823
Less current portion                                  305             -
                                                   ------          ----
Long term                                          $7,193          $823
                                                   ======          ====

         Contract deposits represent amounts paid in advance for the contract to construct the facility in which Levelland/Hockley intends to produce ethanol. This amount will be depreciated over the estimated useful lives of the plant and equipment, which is expected to be ten to twenty years.

         Prepaid loans fees represent amounts paid to obtain both mortgage debt and borrowings under the Company's line of credit. Such amounts are amortized as interest expense. Future amortization expense is as follows (amounts in thousands):

YEAR ENDED
----------
Remainder of January 31, 2007          $148
January 31, 2008                       $459
January 31, 2009                       $456
January 31, 2010                       $342
January 31, 2011                       $190
Thereafter                             $462

NOTE 6. LONG TERM DEBT

         The Company borrowed $3.1 million by obtaining two mortgage loans during the third quarter of fiscal 2006. One of the mortgage loans had an original principal balance of $1.6 million bearing interest at a variable rate of prime minus 0.25 percent (presently 8.0%) and is payable over 5 years. The other mortgage loan had an original principal balance of $1.5 million bearing interest at a fixed rate of 8.0% and is payable over 15 years.

NOTE 7. STOCK OPTION PLANS

         The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), SHARE-BASED PAYMENT ("SFAS

123(R)"), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period.) SFAS 123(R) replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB25"), and its related interpretations. The Company adopted SFAS 123(R) on February 1, 2006. The Company chose the Modified Prospective Application ("MPA") method for implementing SFAS 123(R). Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of February 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior periods have not been restated.

         On May 26, 2005, the Company's Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company's common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by executive officers, became immediately exercisable. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the consolidated statement of income upon the adoption of SFAS 123(R). As a result of the acceleration, stock option expense was reduced by approximately $542,000 ($336,000 net of tax) in the first nine months of fiscal 2006 under the MPA.

         Prior to its adoption of SFAS 123(R), the Company accounted for stock-based compensation in compliance with APB 25, under which no compensation cost was recognized. The Company provided disclosures based on the fair value as permitted by SFAS 123.

         In the third quarter of fiscal 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $363,000 ($225,000 net of tax, or $0.02 per basic and diluted share.) In the first nine months of fiscal 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $1,297,000 ($804,000 net of tax, or $0.08 per basic and $0.07 per diluted share.) Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123(R), the Company revised its current year statement of cash flows presentation to report the excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were approximately $24,000 of excess tax benefits from the exercise of non-qualified stock options for the nine months ended October 31, 2006.

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

         Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                             Three Months              Nine Months
                                                                                Ended                     Ended
                                                                            October 31, 2005          October 31, 2005
                                                                            ----------------          ----------------
Net income                                                     As Reported      $6,882                    $21,703
                                             Compensation Cost, net of tax         625                      2,965
                                                                 Pro forma       6,257                     18,738

Basic net income per share                                     As Reported      $ 0.65                      $2.00
                                             Compensation Cost, net of tax        0.06                       0.27
                                                                 Pro forma        0.59                       1.73

Diluted net income per share                                   As Reported      $ 0.58                      $1.76
                                             Compensation Cost, net of tax        0.05                       0.24
                                                                 Pro forma        0.53                       1.52


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

         The total intrinsic value of options exercised during the nine months ended October 31, 2006 and 2005 was approximately $2.3 million and $8.2 million, respectively, resulting in tax deductions to realize benefits of approximately $1.0 million and $1.8 million, respectively.

         The following table summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2006:


                                                                                 Weighted Average      Aggregate
                                                           Weighted Average      Remaining             Intrinsic Value
                                               Shares      Exercise Price        Contractual Term      (in thousands)
Outstanding at January 31, 2006              4,673,721          $8.15
Exercised                                    (235,642)          $7.19
Forfeited                                      (4,200)         $12.69
                                             ---------         ------
Outstanding at October 31, 2006              4,433,879          $8.20                    4.0                 $38,079
                                             =========         ======                    ===                 =======
Exercisable at October 31, 2006              4,094,020          $7.83                    3.8                 $36,672
                                             =========         ======                    ===                 =======

         At October 31, 2006, there was approximately $3.2 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.

NOTE 8. SALE AND LEASEBACK TRANSACTION

         On July 28, 2006, the Company completed a transaction for the sale and leaseback of one of its stores under an initial three-year lease term. A pre-tax financial statement gain of $1.7 million (net of expenses) resulted from this sale. The Company has also deferred $0.6 million, which represents the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

NOTE 9. INCOME PER SHARE FROM CONTINUING OPERATIONS

         The following table reconciles the basic and diluted net income per share from continuing operations computation for each period presented (in thousands, except per share amounts):

                                                         Three Months Ended                        Nine Months Ended
                                                          October 31, 2006                         October 31, 2006
                                                          ----------------                         ----------------
                                                                              Per                                     Per
                                                  Income       Shares        Share         Income       Shares       Share
                                                  ------       ------        -----         ------       ------       -----
Basic income per share from continuing
operations                                         $3,622       10,333       $0.35         $6,879       10,268        $0.67
                                                                             =====                                    =====
Effect of stock options                                          1,184                                   1,340
                                                   ------       ------                     ------       ------
Diluted income per share from continuing
operations                                         $3,622       11,517       $0.31         $6,540       11,608        $0.59
                                                   ======       ======       =====         ======       ======        =====


                                                         Three Months Ended                        Nine Months Ended
                                                          October 31, 2005                         October 31, 2005
                                                          ----------------                         ----------------
                                                                              Per                                     Per
                                                  Income       Shares        Share         Income       Shares       Share
                                                  ------       ------        -----         ------       ------       -----
Basic income per share from continuing
operations                                          $7,071       10,532       $0.67        $22,126        10,850       $2.04
                                                                              =====                                    =====
Effect of stock options                                           1,333                                    1,503
                                                    ------       ------                    -------        ------
Diluted income per share from continuing
operations                                          $7,071       11,865       $0.60        $22,126        12,353       $1.79
                                                    ======       ======       =====        =======        ======       =====

         For the three months ended October 31, 2006 and 2005, a total of 620,820 shares and 303,502 shares, respectively, and for the nine months ended October 31, 2006 and 2005, a total of 354,820 shares and 303,502 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares was antidilutive.

NOTE 10. SYNTHETIC FUEL

         Income from continuing operations for the third quarter and first nine months of fiscal 2006 includes approximately $2.8 million and $4.2 million, respectively, of pre-tax investment income from the sales of the Company's entire partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., (Colona). The Company was to receive payments from the three separate sales of its interests in Colona, on a quarterly basis through 2007, ranging from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. The Company has agreed to accept payments for calendar year 2006 production in 2007 after the 2006 "Annual Adjustment Amount" is published by the Internal Revenue Service. During the first quarter of fiscal 2006, the Company recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to the Company after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006.

During the first quarter of fiscal 2005, the Company recorded approximately $448,000 of income which relates to a payment received for 2004 production. The 2004 production payments were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to the Company after the Internal Revenue Service published the 2004 income tax credit per ton amount in April of 2005. The Company recognized income of approximately $121,000 in the third quarter of fiscal 2006 that related to production occurring in the quarter. The Company recognized income of approximately $2,712,000 in the third quarter of fiscal 2006 that related to previously unrecognized income as a result of changes in the Company's estimates of the phase out of Section 29/45K credits as a result of the price of oil.

         Income from continuing operations for the third quarter and first nine months of fiscal 2006 includes approximately $2.4 million and $3.3 million, respectively, of pre-tax investment income from the sale of the Company's entire partnership interest in Somerset Synfuel, L.P. (Somerset), which produces synthetic fuel. Effective October 1, 2005, the Company sold its entire ownership interest in Somerset, which owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. The Company expects to receive quarterly payments through 2007 equal to 80% of the
Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. During the first quarter of fiscal 2006, the Company recorded approximately $58,000 of income which relates to 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $58,000 was recognized after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006. The Company recognized income of approximately $1,147,000 in the third quarter of fiscal 2006 that related to production occurring in the quarter. The Company recognized income of approximately $1,249,000 in the third quarter of fiscal 2006 that related to previously unrecognized income as a result of changes in the Company's estimates of the phase out of Section 29/45K credits as a result of the price of oil.

         Income from synthetic fuel investments for the third quarter and first nine months of fiscal 2006 also includes approximately $0.6 million and $1.1 million, respectively of pre-tax investment income from the sale of the Company's entire membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional income. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company is eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold through 2007. Payments for qualified production occurring after January 31, 2006 through March 31, 2006 have been placed into escrow. Subject to certain conditions, the Company may receive certain payments placed into escrow in calendar year 2007 after information necessary to calculate any phase out of Section 29/45K credits is published by the Department of Treasury. The Company recognized income of approximately $635,000 in the third quarter of fiscal 2006 that related to previously unrecognized income as a result of changes in the Company's estimates of the phase out of Section 29/45K credits as a result of the price of oil. During the third quarter of fiscal 2006, the Company entered into an agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the agreement, the Company may currently not be able to determine the likelihood of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the impact and timing of income recognition related to production occurring after September 30, 2006.

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

         The Company cannot predict with absolute certainty the Annual Average Price for 2006 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2005. However, if during 2006 or 2007 oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, the Company's synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse effect for those years could be material and could have an impact on the Company's synthetic fuel results of operations. Based upon the price of oil to date and considering the NYMEX futures market, the Company estimates the tax credits would be subject to approximately a 40% phase out as of October 31, 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that the Company has no control or decision involvement with production levels, the Company cannot determine the impact of possible production reduction or elimination on the Company's financial results.

         Below is a table summarizing the income from the sales, net of certain expenses, of the Company's interests in synthetic fuel entities (in thousands):


                                                                      Three Months Ended                Nine Months Ended
                                                                         October 31,                       October 31,
                                                                         -----------                       -----------
                                                                   2006             2005               2006             2005
                                                                   ----             ----               ----             ----
February 1, 1999 Colona sale................................      $1,130           $2,149             $1,492           $ 6,670
July 31, 2000 Colona sale...................................         902            2,058              1,457             6,079
May 31, 2001 Colona sale....................................         802            1,829              1,296             5,403
October 1, 2005 Somerset sale...............................       2,396            1,178              3,347             1,178
March 30, 2004 Gillette sale................................         635            1,219              1,058             5,483
                                                                  ------           ------             ------           -------
                                                                  $5,865           $8,433             $8,650           $24,813
                                                                  ======           ======             ======           =======

NOTE 11. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

         During the first nine months of fiscal 2006 the Company closed eight stores in which the Company vacated the market or will not have a further continuing involvement with the related property. Those stores and certain other stores closed in previous periods or scheduled to be closed in the next twelve months were classified as discontinued operations for all periods presented. Two of the closed stores are classified as held for sale. The net assets of those stores at October 31, 2006 were approximately $1.5 million. The Company expects to sell the assets related to these stores within the next 12 months through normal real estate channels.

         Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.

                                                                      Three Months Ended        Nine Months Ended
                                                                         October 31,              October 31,
                                                                         ----------               ----------
                                                                         2006       2005        2006       2005
                                                                         ----       ----        ----       ----
                                                                                       (In Thousands)
Net sales and revenue..........................................         $1,298      $3,637     $4,233     $12,157
Cost of merchandise sold ......................................          1,138       2,759      3,490       9,183
Income (loss) before income taxes .............................            159       (291)      (258)       (843)
(Provision) benefit for income taxes...........................           (56)         102         90         295
Net income (loss)..............................................           $103      $(189)     $(168)      $(548)


NOTE 12. COMMITMENTS

         On November 28, 2005, the Company entered into a contingent agreement with Levelland/Hockley to purchase a convertible secured promissory note in the principal amount of $5 million. The proceeds of the note will be used to capitalize Levelland/Hockley which intends to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 40 million gallons annually. The purchase of the note is expected to occur before December 31, 2006, subject to certain conditions.

         On July 27, 2006, the Company entered into a contingent agreement with Levelland/Hockley to make an equity investment ranging from $11.5 to $18.0 million. The Company has funded $11.5 million of this commitment. The Company may, subject to certain conditions, invest up to an additional $6.5 million.

         On March 17, 2006, the Company entered into a contingent agreement to purchase a note in the principal amount of $14 million to be issued by Millennium Ethanol, LLC ("Millennium") which has commenced construction of an ethanol producing facility in Marion, South Dakota. The facility is expected to have a design capacity of 100 million gallons annually. The Company expects to fund the note in December 2006 as all conditions necessary for the Company to fund the note have been satisfied. The Company has obtained a $14 million irrevocable letter of credit to secure its purchase obligation. The note purchase agreement provides the Company rights to purchase a minority equity interest in Millennium in exchange for the note. At October 31, 2006, the $14 million letter of credit remained outstanding.

         On May 26, 2006, the Company entered into a contingent agreement to invest $24.9 million in One Earth Energy, LLC ("One Earth") which was organized to construct and, subsequently, operate an ethanol producing facility in Gibson City, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The equity investment is expected to occur before June 30, 2007, subject to One Earth obtaining additional financing and certain other conditions.

         On June 8, 2006, the Company entered into a contingent agreement to invest $16 million in Patriot Renewable Fuels, LLC ("Patriot") which has commenced construction of an ethanol producing facility in Annawon, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The equity investment is expected to occur before December 31, 2006, subject to Patriot obtaining additional financing and certain other conditions. See Note 13 for a discussion of subsequent events affecting this commitment.

         On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River Resources, LLC ("Big River".) The Company has funded $5 million of this investment in exchange for a 4.3% ownership interest. The remaining $15 million investment is expected to occur in fiscal 2007, subject to certain conditions. The Company's final ownership percentage will be determined once Big River has obtained all funding.

NOTE 13. SUBSEQUENT EVENTS

         In November 2006, the Company entered into 12 mortgage loan agreements to borrow approximately $10.0 million. The loans are secured by real estate, payable over 10 years and bear interest at a fixed rate of 7.31%.

         On November 29, 2006, the Company received notice that all conditions necessary for the Company to fund $16 million in Patriot have been satisfied. The Company funded the equity investment on December 4, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We are a specialty retailer in the consumer electronics/appliance industry. As of October 31, 2006 we operated 207 stores in 36 states, predominantly in small to medium-sized markets under the trade name "REX". Over the past eight years, we have also been active in several synthetic fuel investments and as of October 31, 2006, we had funded two ethanol producing entities and had contingent agreements to fund three additional ethanol producing entities.

FISCAL YEAR

         All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal 2006" means the period February 1, 2006 to January 31, 2007.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

                                                                      Three Months              Nine Months
                                                                         Ended                     Ended
                                                                       October 31                October 31
                                                                       ----------                ----------
                                                                  2006         2005          2006         2005
                                                                  ----         ----          ----         ----
Net sales and revenue..........................................  100.0%       100.0%        100.0%       100.0%
Cost of merchandise sold.......................................   73.6         72.3          72.7         71.7
                                                                 -----        -----         -----        -----
Gross profit...................................................   26.4         27.7          27.3         28.3
Selling, general and administrative expenses...................   27.3         26.3          27.2         26.8
                                                                 -----        -----         -----        -----
Operating (loss) income........................................   (0.9)         1.4           0.1          1.5
Investment income..............................................    0.4           -            0.4           -
Interest expense...............................................   (0.6)        (0.7)         (0.6)        (0.7)
Gain on sale of real estate....................................    0.5          0.3           0.9          0.1
Income from synthetic fuel investments.........................    6.9          9.2           3.4          9.5
                                                                 -----        -----         -----        -----
    Income from continuing operations before provision for
    income taxes and discontinued operations.................
                                                                   6.3         10.2           4.2         10.4
Provision for income taxes....................................     1.9          2.5           1.5          1.9
                                                                 -----        -----         -----        -----
Income from continuing operations..............................    4.4          7.7           2.7          8.5
Loss from discontinued operations, net of tax..................     -          (0.2)           -          (0.2)
Gain on disposal of discontinued operations, net of tax            1.3           -            0.4          0.1
                                                                 -----        -----         -----        -----
Net income.....................................................    5.7%         7.5%          3.1%         8.4%
                                                                 =====        =====         =====        =====


COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2006 AND 2005

         Net sales and revenue in the quarter ended October 31, 2006 were $85.2 million compared to $91.8 million in the prior year's third quarter, representing a decrease of $6.6 million or 7.2%. Net sales and revenue do not include sales from stores classified in discontinued operations.

         This decrease was primarily caused by a decrease in comparable store sales of 5.6% for the third quarter of fiscal 2006, which accounted for approximately $3.4 million of the decrease. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts. In addition, the decrease was caused by a net reduction of 19 stores (11 of which were classified as discontinued operations) since the end of the third quarter of fiscal 2005. The reduction in stores accounted for approximately $3.2 million of the decrease.

         Our strongest product category for the third quarter of fiscal 2006 was the appliance category which positively impacted comparable store sales by 1.7%. This increase is primarily related to an increased promotional effort and an increase in the breadth of products offered. The television category negatively impacted comparable store sales by 3.8%. We continue to experience growth in LCD and plasma sets, however, the growth was offset by declines in other television sets. The audio category negatively impacted comparable store sales by 1.7%. The video category negatively impacted comparable store sales by 1.0%. Both the audio and video categories have been impacted by lower price points of their respective products, as these products are becoming more of a commodity item with very high levels of competition.

         Net sales and revenue for the first nine months of fiscal 2006 were $251.5 million compared to $259.6 million for the first nine months of fiscal 2005. This represents a decrease of $8.1 million or 3.1%. This decrease was primarily caused by a net reduction of 19 stores (11 of which were classified as discontinued operations) since the end of the third quarter of fiscal 2005. The reduction in stores accounted for approximately $8.0 million of the decrease. This decrease was also caused by a decrease in comparable store sales of 0.7% for the first nine months of fiscal 2006.

         The appliance category positively impacted comparable store sales for the first nine months of fiscal 2006 by 3.7%. The appliance category increase is primarily related to an increased promotional effort and an increase in the breadth of products offered. The television, audio and video categories negatively impacted comparable store sales for the first nine months of fiscal 2006 by 0.6%, 2.2% and 1.3%, respectively. We experienced growth in LCD and plasma sets, however, the growth was offset by declines in other television sets. Both the audio and video categories reflect a continuing trend of lower price points of the respective products, as these products are becoming more of a commodity item with very high levels of competition.

         The following table reflects the approximate percent of net sales and revenue for each major product group for the periods presented.

                                                     Three Months Ended               Nine Months Ended
                                                         October 31                       October 31
                                                         ----------                       ----------
Product Category                                    2006              2005           2006            2005
------------------                                  ----              ----           ----            ----
Televisions....................................     55.1%             56.6%          53.1%           53.7%
Appliances.....................................     27.3              24.2           28.0            24.6
Audio..........................................      5.9               7.6            7.1             9.2
Video..........................................      3.6               4.5            3.7             4.9
Other..........................................      8.1               7.1            8.1             7.6
                                                   -----             -----          -----           -----
                                                   100.0%            100.0%         100.0%          100.0%
                                                   =====             =====          =====           =====


         As of October 31, 2006, we operated 207 stores compared to 226 stores one year earlier. We did not open any stores and closed 11 stores during the first nine months of fiscal 2006. Of the 11 stores closed, we have lease agreements, as landlord, for four of the locations. We abandoned three of the stores upon the expiration of our lease as lessee and sold four of the stores we owned. We did not open any stores and closed eight stores during the first nine months of fiscal 2005.

         At October 31, 2006, we had lease agreements, as landlord/sub landlord, for all or parts of 24 properties. We own 21 of these properties and are the tenant/sub landlord for three of the properties. In eight of the owned locations, we operate a store and lease a portion of the property to another party.

We do not operate a store in 13 of the owned properties. We have two owned properties that are vacant and classified as assets held for sale at October 31, 2006.

         Gross profit of $22.5 million (26.4% of net sales and revenue) in the third quarter of fiscal 2006 was approximately $2.9 million lower than the $25.4 million (27.7% of net sales and revenue) recorded in the third quarter of fiscal 2005. Gross profit for the first nine months of fiscal 2006 was $68.8 million (27.3% of net sales and revenue) compared to $73.4 million (28.3% of net sales and revenue) for the first nine months of fiscal 2005. Gross profit margin for the third quarter and first nine months of fiscal 2006 was negatively impacted by approximately $0.7 million and $1.9 million, respectively, as a result of having 19 net fewer stores compared to the prior year. Gross profit margin for the third quarter and first nine months of fiscal 2006 was negatively impacted by a change in product mix, a competitive market environment, and a focused effort to sell slow moving or aged inventory.

         Selling, general and administrative expenses for the third quarter of fiscal 2006 were $23.3 million (27.3% of net sales and revenue), a decrease of $0.8 million or 3.3% from $24.1 million (26.3% of net sales and revenue) for the third quarter of fiscal 2005. Selling, general and administrative expenses were $68.5 million (27.2% of net sales and revenue) for the first nine months of fiscal 2006 representing a decrease of $1.1 million or 1.6% from $69.6 million (26.8% of net sales and revenue) for the first nine months of fiscal 2005. The decrease in expenditures was primarily a result of lower advertising expenditures. These decreases were partially offset by an increase in payroll costs associated with higher commissions paid to sales personnel. In addition, we recognized stock based compensation expense in the third quarter and first nine months of fiscal 2006 of $0.4 million and $1.3 million, respectively as we adopted SFAS 123(R) during the first quarter of fiscal 2006.

         Operating loss in the third quarter of fiscal 2006 was $0.8 million (0.9% of net sales and revenue), a decrease of $2.1 million (161.5%) from operating income of $1.3 million (1.4% of net sales and revenue) for the third quarter of fiscal 2005. Operating income in the first nine months of fiscal 2006 was $0.3 million (0.1% of net sales and revenue), a decrease of $3.5 million (92.1%) from the $3.8 million (1.5% of net sales and revenue) for the first nine months of fiscal 2005.

         Investment income was $341,000 and $23,000 for the third quarter of fiscal 2006 and 2005, respectively. Investment income for the first nine months of fiscal 2006 was $920,000 compared to $155,000 for the first nine months of fiscal 2005. A majority of the increase in investment income results from higher levels of excess cash invested and higher interest rates during fiscal 2006 as compared to fiscal 2005.

         Interest expense was $0.6 million (0.6% of net sales and revenue) for the third quarter of fiscal 2006 compared to $0.7 million (0.7% of net sales and revenue) for the third quarter of fiscal 2005. Interest expense was $1.5 million (0.6% of net sales and revenue) for the first nine months of fiscal 2006 compared to $1.9 million (0.7% of net sales and revenue) for the first nine months of fiscal 2005. Interest expense for the current year has been lowered primarily due to lower average borrowings on the line of credit.

         We sold one property, classified in continuing operations, during the third quarter of fiscal 2006 for a gain of $0.5 million. In addition, during the nine months ended October 31, 2006, we executed a sale and leaseback agreement for one owned property for a gain of approximately $1.7 million. During the third quarter and nine months ended October 31, 2005, we sold one parcel of land attached to an owned property for a gain of approximately $0.3 million.

         Results for the third quarter and first nine months of fiscal 2006 include approximately $2.8 million and $4.2 million, respectively, from the sales of our investment in Colona SynFuel Limited Partnership, L.L.L.P. (Colona), which produces synthetic fuel. We sold our ownership interest in the Colona limited partnership through a series of three sales. We were to receive payments from the sales of our interests in Colona, on a quarterly basis through 2007, ranging from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. We have agreed to accept payments for calendar year 2006 production in 2007 after the 2006 "Annual Adjustment Amount" is published by the Internal Revenue Service. During the first quarter of fiscal 2006, we recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to us after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006. During the first quarter of fiscal 2005, we recorded approximately $448,000 of income which relates to a payment received for 2004 production. The 2004 production payments were based upon estimated income tax credits per ton of coal produced. The $448,000 payment was made to us after the Internal Revenue Service published the 2004 income tax credit per ton amount in April of 2005. We recognized income of approximately $121,000 in the third quarter of fiscal 2006 that related to production occurring in the quarter. We recognized income of approximately $2,712,000 in the third quarter of fiscal 2006 that related to previously unrecognized income as a result of changes in our estimates of the phase out of Section 29/45K credits as a result of the price of oil.

         Results for the third quarter and first nine months of fiscal 2006 include approximately $2.4 million and $3.3 million, respectively, from the sale of our investment in Somerset SynFuel L.P. (Somerset), which produces synthetic fuel. Effective October 1, 2005, we sold our entire ownership interest in Somerset, which owned two synthetic fuel facilities. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We expect to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. During the first quarter of fiscal 2006, we recorded approximately $58,000 of income which relates to 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $58,000 was recognized after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006. We recognized income of approximately $1,147,000 in the third quarter of fiscal 2006 that related to production occurring in the quarter. We recognized income of approximately $1,249,000 in the third quarter of fiscal 2006 that related to previously unrecognized income as a result of changes in our estimates of the phase out of Section 29/45K credits as a result of the price of oil.

         Income from synthetic fuel investments for the third quarter and first nine months of fiscal 2006 also includes approximately $0.6 million and $1.1 million, respectively of pre-tax investment income from the sale of our entire membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of "qualified production" produced by the facility and sold through 2007. Payments for qualified production occurring after January 31, 2006 through March 31, 2006 have been placed into escrow. Subject to certain conditions, we will receive any payments placed into escrow in calendar year 2007 after information necessary to calculate any phase out of Section 29/45K credits is published by the Department of Treasury. We recognized income of approximately $635,000 in the third quarter of fiscal 2006 that related to previously unrecognized income as a result of changes in our estimates of the phase out of Section 29/45K credits as a result of the price of oil. During the third quarter of fiscal 2006, we entered into an agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the agreement, including the timing of the receipt of payments, we may not be able to currently determine the likelihood of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the impact and timing of the receipt of payments and income recognition related to production occurring after September 30, 2006.

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

         We cannot predict with absolute certainty the Annual Average Price for 2006 or beyond. Therefore, we cannot predict whether the price of oil will have a material effect on our synthetic fuel business after 2005. However, if during 2006 or 2007, oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, our synthetic fuel business may be adversely affected for those years, and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on our synthetic fuel results of operations. Based upon the price of oil to date and considering the NYMEX futures market, we estimate the tax credits would be subject to approximately a 40% phase out as of October 31, 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that we have no control or decision involvement with production levels, we cannot determine the impact of possible production reduction or elimination on our financial results.

         Below is a table summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities (in thousands):

                                                                  Three Months Ended               Nine Months Ended
                                                                      October 31                       October 31
                                                                      ----------                       ----------
                                                                    2006            2005           2006        2005
                                                                    ----            ----           ----        ----
February 1, 1999 Colona sale................................      $1,130           $2,149         $1,492       $ 6,670
July 31, 2000 Colona sale...................................         902            2,058          1,457         6,079
May 31, 2001 Colona sale....................................         802            1,829          1,296         5,403
October 1, 2005 Somerset sale...............................       2,396            1,178          3,347         1,178
March 30, 2004 Gillette sale................................         635            1,219          1,058         5,483
                                                                  ------           ------         ------       -------
                                                                  $5,865           $8,433         $8,650       $24,813
                                                                  ======           ======         ======       =======

         Our effective tax rate was 32.1% and 24.1% for the third quarter of fiscal 2006 and 2005, respectively, after reflecting our share of federal income tax credits earned during 2005 by the limited partnerships under Section 29/45K of the Internal Revenue Code. Our effective tax rate was 34.5% and 18.4% for the first nine months of fiscal 2006 and 2005, respectively, after reflecting our share of federal income tax credits earned during 2005 by the limited partnerships under Section 29/45K of the Internal Revenue Code. As we no longer earn federal income tax credits from synthetic fuel production, we expect our tax rate in fiscal 2006 to be in the range of 32% to 40%.

         During the quarter and nine months ended October 31, 2006 we closed or committed to close four and eight stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had income from discontinued operations, net of tax, of $0.1 million for the third quarter of fiscal 2006, compared to a loss of $0.2 million for the third quarter of fiscal 2005. We had a loss from discontinued operations, net of tax benefit, of $0.2 million for the first nine months of fiscal 2006 compared to $0.5 million for the first nine months of fiscal 2005.

         We sold six properties, classified in discontinued operations, during the third quarter and first nine months of fiscal 2006 resulting in a gain, net of tax expense, of $1.1 million.

         As a result of the foregoing, net income for the third quarter of fiscal 2006 was $4.8 million, a 30.4% decrease from $6.9 million for the third quarter of fiscal 2005. Net income for the first nine months of fiscal 2006 was $7.8 million, a 64.1% decrease from $21.7 million for the first nine months of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $15.4 million for the first nine months of fiscal 2006, compared to $5.5 million used in operating activities for the first nine months of fiscal 2005.

         For the first nine months of fiscal 2006, cash was provided by net income of $7.8 million, adjusted for the impact of $8.7 million for gains on our installment sales of the limited partnership interests, non-cash items of $2.4 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, deferred income, gain on disposal of fixed assets, and the deferred income tax provision. In addition, accounts payable provided cash of $2.2 million, primarily a result of the timing of vendor payments. The primary use of cash was an increase in inventory of $18.7 million primarily due to seasonal fluctuations. The inventory decline from October 31, 2005 primarily results from lower television and audio levels.

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

         At October 31, 2006, working capital was $105.7 million compared to $88.0 million at January 31, 2006. This increase is primarily a result of inventory level fluctuations and synthetic fuel receivables. The ratio of current assets to current liabilities was 3.2 to 1 at October 31, 2006 and 2.9 to 1 at January 31, 2006.

         Cash of $8.2 million was provided by investing activities for the first nine months of fiscal 2006, compared to cash provided by investing activities of $22.7 million for the first nine months of fiscal 2005. We paid $5.0 million for an equity investment in Big River and received proceeds of $9.3 million from the sale of real estate and fixed assets during the first nine months of fiscal 2006. The acquisition and resulting consolidation of Levelland/Hockley provided cash of $1.7 million as Levelland Hockley's cash balance of $13.2 million exceeded the purchase price of $11.5 million. Additionally, during the first nine months of fiscal 2006, we received proceeds of $2.7 million from installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $0.4 million during the first nine months of fiscal 2006, primarily related to improvements at selected stores.

         During the first nine months of fiscal 2005, we received proceeds of approximately $23.6 million from installment sales of our ownership interest in the synthetic fuel entities. We had capital expenditures of approximately $2.4 million during the first nine months of fiscal 2005, primarily related to the relocation of a store, the purchase of a store previously leased and improvements to a distribution center. We received proceeds of approximately $1.5 million from the sale of a store previously closed and reported as discontinued operations and the sale of one parcel of land attached to an owned property.

         Cash provided by financing activities totaled approximately $1.8 million for the first nine months of fiscal 2006 compared to cash used in financing activities of $20.6 million for the first nine months of fiscal 2005. Cash was provided by stock option activity of $1.8 million. We also recorded a tax benefit of approximately $1.0 million during the first nine months of fiscal 2006 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of $3.1 million was used for scheduled payments of mortgage debt and cash of $3.1 million was provided by new borrowings.

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

         On November 28, 2005, we entered into a contingent agreement with Levelland/Hockley to purchase a convertible secured promissory note in the principal amount of $5 million. The proceeds of the note will be used to capitalize Levelland/Hockley which intends to construct and, subsequently, operate an ethanol producing facility. The facility is expected to have a design capacity of 40 million gallons annually. The purchase of the note is expected to occur before December 31, 2006, subject to certain conditions.

         On July 27, 2006, we entered into a contingent agreement with Levelland/Hockley to make an equity investment ranging from $11.5 to $18.0 million. We have funded $11.5 million of this commitment. We may, subject to certain conditions, fund up to an additional $6.5 million.

         On March 17, 2006, we entered into a contingent agreement to purchase a note in the principal amount of $14 million to be issued by Millennium Ethanol, LLC ("Millennium") which has commenced construction of an ethanol producing facility in Marion, South Dakota. The facility is expected to have a design capacity of 100 million gallons annually. We expect to fund the note in December 2006 as all conditions necessary for us to fund the note have been satisfied. We have obtained a $14 million irrevocable letter of credit to secure our purchase obligation. The note purchase agreement provides us rights to purchase a minority equity interest in Millennium in exchange for the note. At October 31, 2006, the $14 million letter of credit remained outstanding.

         On May 26, 2006, we entered into a contingent agreement to invest $24.9 million in One Earth Energy, LLC ("One Earth") which was organized to construct and, subsequently, operate an ethanol producing facility in Gibson City, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The equity investment is expected to occur before June 30, 2007, subject to One Earth obtaining additional financing and certain other conditions.

         On June 8, 2006, we entered into a contingent agreement to invest $16 million in Patriot Renewable Fuels, LLC ("Patriot") which has commenced construction of an ethanol producing facility in Annawon, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. We funded this equity investment on December 4, 2006.

         On October 1, 2006, we entered into a contingent agreement to invest $20 million in Big River Resources, LLC ("Big River".) We have funded $5 million of this investment in exchange for a 4.3% ownership interest. The remaining $15 million investment is expected to occur in fiscal 2007, subject to certain conditions. Our final ownership percentage will be determined once Big River has obtained all funding.

         We believe we have sufficient resources to fund these and other potential ethanol investments. However, depending upon the timing of these ethanol investments and future results of retail operations and synthetic fuel investments, we may incur increased borrowings, and a corresponding increase in interest expense, or seek other sources of financing.

         In November 2006, we entered into 12 mortgage loan agreements to borrow approximately $10.0 million. The loans are secured by real estate, payable over 10 years and bear interest at a fixed rate of 7.31%.


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

         We acquired Levelland/Hockley County Ethanol, LLC on September 30, 2006. Levelland/Hockley is a development stage entity that plans to commence construction of an ethanol production facility in Levelland, Texas. It is a separate control environment. We have excluded this business from management's evaluation of internal control over financial reporting, as permitted by the SEC, for the quarter ended October 31, 2006.

                           PART II. OTHER INFORMATION


ITEM 1A. RISK FACTORS

         During the quarter and nine months ended October 31, 2006, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2006.


ITEM 6. EXHIBITS.

         The following exhibits are filed with this report:

              4(a) Fourth Amendment to Amended and Restated Loan Agreement dated as of August 18, 2006 among the Borrowers, REX Stores Corporation, the Lenders named therein, Bank of America, N.A. (f/k/a Fleet Retail Group, Inc.) as agent for the Lenders and KeyBank National Association as syndication agent

              31      Rule 13a-14(a)/15d-14(a) Certifications

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


                                   REX STORES CORPORATION
                                   Registrant


                SIGNATURE                            TITLE                                    DATE
                ---------                            -----                                    ----
           /s/ Stuart A. Rose              Chairman of the Board                         December 8, 2006
           ------------------                (Chief Executive Officer)
            (Stuart A. Rose)

        /s/ Douglas L. Bruggeman            Vice President, Finance and Treasurer        December 8, 2006
        ------------------------              (Chief Financial Officer)
          (Douglas L. Bruggeman)
