Form 10-K
period 2007-01-31
REX STORES CORP
filed 2007-04-16
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2007	COMMISSION FILE NO. 001-09097

________________
REX STORES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)
________________

Registrant’s telephone number, including area code (937) 276-3931

________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered

Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes __   No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes __   No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ✓   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ___          Accelerated filer  ✓          Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes __   No  ✓

At the close of business on July 31, 2006 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,281,183 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $125,361,959.

There were 10,492,355 shares of the registrant’s Common Stock outstanding as of April 13, 2007.

Documents Incorporated by Reference

Portions of REX Stores Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 31, 2007 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

REX was incorporated in Delaware in 1984 as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc., Stereo Town, Inc. and Kelly & Cohen Appliances, Inc., which were formed in 1980, 1981 and 1983, respectively. Our principal offices are located at 2875 Needmore Road, Dayton, Ohio 45414. Our telephone number is (937) 276-3931. We are a specialty retailer in the consumer electronics and appliance industry, presently serving over 160 small to medium-sized towns and communities. Since 1980, when our first four stores were acquired, we have expanded into a national chain operating 164 stores in 35 states under the “REX” trade name. In 1998, we entered the synthetic fuel industry with investments in two synthetic fuel plants. We recently entered the ethanol industry with investments in several entities that operate or plan to operate ethanol producing plants.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. See Note 17 of the Notes to the Consolidated Financial Statements for information regarding the net sales and revenues for each of our business segments for the fiscal years ended January 31, 2007, 2006 and 2005.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal 2006” means the period February 1, 2006 to January 31, 2007. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Retail Overview

Our stores average approximately 11,300 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, major household appliances, video and audio equipment and ready to assemble furniture.

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

Our strategy is to operate stores in small to medium sized markets. We focus on markets with a newspaper circulation that can efficiently and cost-effectively utilize our print advertising materials and where we believe we can become a dominant retailer.

Retail Business Strategy

Our objective is to be a leading consumer electronics/appliance retailer in each of our markets. The key elements of our retail business strategy include:

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

Capitalizing on Our Opportunistic Buying

When available, we may purchase large quantities of products directly from manufacturers on an opportunistic basis at favorable prices. We believe this buying strategy makes us an attractive customer for manufacturers seeking to sell cancelled orders and excess inventory, enabling us to develop strong relationships and extended trade credit support with vendors. We also collaborate with key suppliers to insure a steady and seasonal supply of key product categories and items.

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

Store Operations

Stores. We locate our stores in the general vicinity of major retail shopping districts and design our stores to generate their own traffic. At January 31, 2007, 143 stores were located in free-standing buildings, with the balance situated in strip shopping centers and regional malls. Stores located in malls generally have exterior access and signage rights.

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

Our existing stores average approximately 11,300 square feet, including approximately 7,800 square feet of selling space and approximately 3,500 square feet of storage. Stores are open seven days and six nights per week, except for certain holidays. Hours of operation are 10:00 a.m. to 8:00 p.m. Monday through Saturday and 12:00 p.m. to 6:00 p.m., or 1:00 p.m. to 5:00 p.m. in some states, on Sunday.

Our retail business is seasonal. Our net retail sales and net income historically have been highest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth quarter accounted for approximately 30% and 33% of our net sales and revenue, and 31% and 23% of our net income in fiscal 2006 and 2005, respectively.

Prior to April 1, 2007, our operations were divided into regional districts, containing up to 11 stores whose manager’s reported to a district manager. Our 35 district managers reported to one of five regional vice presidents. The regional vice presidents reported to the President and Chief Operating Officer. We restructured our store operations on April 1, 2007. Our operations are now divided into seven regions, containing up to 28 stores and one district containing ten stores. The seven regional vice presidents and the one district manager report to the President and Chief Operating Officer. Each store is staffed with a full-time manager and one or two assistant managers, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and have the opportunity to earn bonuses based upon their store’s sales and gross margins. Sales personnel work on a commission basis.

We evaluate the performance of our stores on a regular basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, may close any store which is not adequately contributing to our profitability. We closed 25, 16 and 14 stores during fiscal 2006, 2005 and 2004, respectively. Subsequent to January 31, 2007, we have closed an additional 29 stores.

Store Locations. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2007:

State	Number of Stores	State	Number of Stores

Alabama	10	New Mexico	1
Arkansas	1	New York	15
Colorado	3	North Carolina	6
Florida	24	North Dakota	3
Georgia	5	Ohio	18
Idaho	5	Oklahoma	3
Illinois	8	Pennsylvania	13
Indiana	1	South Carolina	7
Iowa	8	South Dakota	1
Kansas	1	Tennessee	6
Kentucky	2	Texas	7
Louisiana	2	Vermont	1
Maryland	1	Virginia	2
Michigan	5	Washington	3
Mississippi	11	West Virginia	5
Missouri	3	Wisconsin	4
Montana	5	Wyoming	2
Nebraska	1

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

We accept MasterCard, Visa, Discover and American Express. We estimate that, during fiscal 2006, approximately 48.3% of our total sales were made on these credit cards, and approximately 15.4% were made on revolving or installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We offer a REX private label credit card in all of our stores which makes up the bulk of customer financing.

Merchandising

Products. We offer a broad selection of brand name consumer electronics and home appliance products at a range of price points. We emphasize depth of product selection within selected key product categories. During fiscal 2006, we sold approximately 1,400 products produced by approximately 50 manufacturers. Our product categories include:

Televisions	Video	Audio	Appliances	Other

TVs	VCRs	Stereo Systems	Air Conditioners	Extended Service
Big Screen	Camcorders	Receivers	Microwave Ovens	Contracts
TVs	Digital Satellite	Compact Disc	Washers	Ready to Assemble
TV/VCR/	Systems	Players	Dryers	Furniture
DVD	DVD Players	Tape Decks	Ranges	Recordable Tapes
Combos	DVD Recorders	Speakers	Dishwashers	Audio/Video
Plasma/LCD	DVD/VCR	Car Stereos	Refrigerators	Accessories
TVs	Combos	Portable Radios	Freezers	Radar Detectors
	Digital Cameras	Turntables	Dehumidifiers
Home Theater
Systems
Satellite Radio

Among the leading brands sold by us during fiscal 2006, in alphabetical order, were Frigidaire, Hitachi, Panasonic, Samsung, Sharp, Sony, Toshiba, Westinghouse and Whirlpool.

All our stores carry a broad range of televisions, video and audio products, microwave ovens and air conditioners. In addition, all but one store carries major appliances.

The following table shows the approximate percent of net sales and revenue for each major product group for the last three fiscal years:

	Fiscal Year

Product Category	2006	2005	2004

Televisions	55%	56%	55%
Appliances	26	22	19
Audio	7	9	11
Video	4	6	7
Other	8	7	8
	100%	100%	100%

Pricing. Our policy is to offer our products at guaranteed lowest prices combined with frequent special sales and promotions. Our retail prices are established by our merchandising department, but each store manager is responsible for monitoring the prices offered by competitors and has authority to adjust prices to meet local market conditions. Our commitment to offer the lowest prices is supported by our guarantee to refund 125% of the difference in price if, within 30 days of purchase, a customer can locate the same item offered by a local competitor at a lower price.

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

Advertisements are concentrated principally in newspapers and preprinted newspaper inserts, which are produced by our internal advertising department. Advertisements are complemented by in-store signage highlighting special values, including “Value Every Day,” “Best Value,” and “Top of the Line.” Our advertising strategy includes preferred customer private mailers, special events such as “Moonlight Madness Sales” and coupon sales to provide shopping excitement and generate traffic.

Purchasing. Our merchandise purchasing and opportunistic buying are performed predominantly by four members of management. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal 2006, nine vendors accounted for approximately 86% of our purchases, with three vendors representing approximately 45% of our inventory purchases. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

We utilize a vendor financing arrangement for certain products. Under this arrangement, payment to the vendor is not due until the product is sold. Legal title to the products does not pass to us until we have paid the vendor. See Note 1 of the Notes to the Consolidated Financial Statements for a further discussion.

e-Commerce

We sell selected televisions, audio and video products and appliances on our retail store Web site at www.rexstores.com. We also use the site to support our retail sales by listing our advertisements and our store locations.

Distribution

Our stores are supplied by three regional distribution centers. The distribution centers consist of:

  a 470,000 square foot owned facility in Dayton, Ohio;

  a 180,000 square foot owned facility in Pensacola, Florida; and

  a 145,000 square foot owned facility in Cheyenne, Wyoming.

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

Competition

Our business is characterized by substantial competition. Our competitors include national and regional large format merchandisers and superstores such as Best Buy Co., Inc., Lowe’s Corporation, Home Depot, Inc. and Circuit City Stores, Inc., other specialty electronics retailers including RadioShack Corporation, department and discount stores such as Sears, Roebuck and Co. and Wal-Mart Stores, Inc., furniture stores, warehouse clubs, home improvement retailers and Internet and store-based retailers who sell competitive products online. We also compete with small chains and specialty single-store operators in some markets, as well as Sears’ dealer-operated units. Some of our competitors have greater financial and other resources than us, which may increase their ability to purchase inventory at a lower cost, better withstand economic downturns or engage in aggressive price competition. Competition within the consumer electronics/appliance retailing industry is based upon price, breadth of product selection, product quality, customer service and credit availability. We expect competition within the industry to increase.

Real Estate Operations

As part of our continuous evaluation of retail store performance, we explore alternative uses of owned properties. We consider factors such as the local real estate market, recent and pending commercial development and recent store profitability. We may close a retail store if we believe we can execute a real estate transaction that is more profitable to us than the continuing operation of the retail store. At January 31, 2007, we had lease agreements, as landlord, for all or parts of 23 owned properties. In seven of the locations, we operate a store and lease a portion of the property to another party. We do not operate a store in 16 of the owned properties.

A typical lease agreement has an initial term of three to five years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance. During fiscal 2006, we recognized approximately $1,778,000 of lease revenue.

We have five owned properties that are vacant at January 31, 2007. Two of these assets and a property to be sold subsequent to January 31, 2007 are classified as assets held for sale. Subsequent to January 31, 2007, we closed 29 of our retail stores. Of these properties, 26 were owned and three were leased. One of the owned properties was sold; we intend to market the remaining 25 owned properties for lease or sale (21 are currently included in the Purchase and Sale Agreement with Coventry Real Estate Investments, LLC).

Coventry Sale and Leaseback

On February 8, 2007, we entered into a Purchase and Sale Agreement with Coventry Real Estate Investments, LLC. Pursuant to the Agreement, we have agreed to sell 94 of our current and former store locations for approximately $84.0 million, before selling expenses, and to leaseback a minimum of 40 of the properties for an initial lease term expiring January 31, 2010. The leases will contain renewal options for up to 15 additional years. Either party may terminate a lease after the initial six months of the initial lease term on 23 to 30 of the sites as selected by us.

We are in the process of analyzing the allocation of the purchase price to individual properties which have a carrying value of approximately $66.5 million, thus, the resulting gain to be recognized cannot currently be determined. We intend to use the proceeds from the sale to pay off approximately $17 to $19 million in mortgage debt related to these properties, to fund our alternative energy projects and for other general corporate purposes.

Closing of the transaction is subject to customary conditions, including title commitments, surveys and, on certain properties, environmental and site inspections. Either party has the right to terminate the Agreement if a threshold number of stores, or mix of locations, is not met. The Agreement also contains customary non-solicitation provisions. The closing is scheduled to occur on or before April 30, 2007.

Alternative Energy Overview

As part of our ongoing efforts to diversify and increase our earnings, we invested in the ethanol industry during fiscal 2006. Our business strategy focuses on partnering with farmer groups, local groups, or farmer-controlled cooperatives to develop ethanol production plants. We seek to identify quality ethanol plant opportunities characterized by strong plant construction partners and plant management, located near adequate feedstock supply with good transportation capabilities or other economically beneficial attributes, and that utilize leading ethanol production technology. Our partnership model enables farmer groups to retain local management of the project, including control of their crops as a supplier to the project, while we provide capital and additional business administration experience.

We intend to follow a flexible model for our investments in ethanol plants, taking both minority and majority ownership positions. The form and structure of our investments will be tailored to the specific needs and goals of each project and the local farmer group with whom we are partnering. We intend to actively participate in the development and management of our projects through our membership on the board of managers of the limited liability companies that own the plants.

Alternative Energy Strategy

The key elements of our alternative energy business strategy include:

Investing in Plants that Meet our Investment Criteria. We have stringent and structured criteria to evaluate our plant investments. We focus on identifying projects with efficient cost structure, superior infrastructure and logistics and quality partners. We evaluate the projects using the following criteria:

Partners. We judge our partners on the strength of their connection with the local community, ability to support the plant through construction and when in operation, as well as their willingness and desire for an outside partner.

Plant Location. We generally look for locations in areas that are near large quantities of feedstock which we believe will be important to procure commodities cost effectively as demand for key feedstock commodities increases. We also look for accessibility to rail, highways or waterways for ease of transportation of ethanol and distillers grains and feedstock.

Technology and Construction. We look for plants that are built or will be built using the latest but proven production technology in order to facilitate cost efficient conversion of raw material into ethanol. All of our plants are being designed and built by leading plant builder and design firms, such as Fagen, Inc. or ICM, Inc.

Marketing Alliance. Each project independently chooses its own marketing alliance. We prefer marketing partners that we believe have strong positions in the industry based on their experience and national reach, which we believe will become increasingly important as ethanol becomes a more available alternative to petroleum based fuels.

Grow Capacity to Meet both Mandated and Non-mandated Demand. We continuously look for opportunities to partner with farmer-controlled ethanol plants throughout the United States. We believe that new production facilities will need to be constructed to meet both the mandated and non-mandated demand for ethanol and that we are well positioned to rapidly grow our capacity.

Adding Value to Our Partnerships. We will look for ways to add to the operational characteristics of our projects by being a source of development support and information on practices in the ethanol industry. The diversification of our investments in terms of geography, ownership, management, plant size and financial and operational agreements will allow us to provide our partners with value added information with respect to risk management, feedstock procurement, plant management and ethanol and co-products marketing.

Ethanol Investments

We have invested in four entities as of January 31, 2007 utilizing both debt and equity investments. We expect three of the entities to begin generating operating revenue approximately 14 to 20 months after construction of the plants has begun. Big River Resource, LLC, has a 52 million gallon dry-mill ethanol manufacturing facility and is currently generating operating revenue. We continue to evaluate other potential ethanol investments. The following table is a summary of our ethanol investments (amounts in thousands, except ownership percentages):

	Equity	Ownership	Debt	Contingent
Entity	Investment	Percentage	Investment	Commitment
Levelland/Hockley County Ethanol,
LLC	$11,500	47.1%	$5,000	-
Millennium Ethanol, LLC	-	-	$14,000
Big River Resources, LLC (a)	$5,000	4.3%	-	$10,000
Patriot Renewable Fuels, LLC	$16,000	23.3%	-	-
One Earth Energy, LLC	-	-	-	$24,900

(a)

On January 25, 2007, we invested an additional $5.0 million in Big River Resources, LLC (included in other assets). This investment was effective February 1, 2007, increasing our equity investment to $10.0 million, and our ownership percentage increased from 4.3% to 6.9%.

Levelland/Hockley County Ethanol, LLC

On September 30, 2006, we acquired 47.1% of the outstanding membership units of Levelland/Hockley County Ethanol, LLC, or Levelland/Hockley, for $11.5 million. On December 29, 2006, we purchased a $5.0 million convertible secured promissory note from Levelland/Hockley. The conversion of the note into equity would increase our ownership percentage to approximately 56%. We consolidate Levelland/Hockley with our financial results and are included in our alternative energy segment. We have funded the majority of the at risk equity, therefore, under FIN 46R, we are considered to be the primary beneficiary.

Levelland/Hockley has commenced construction of an ethanol producing facility in Levelland, Texas. ICM, Inc. is providing construction, process design and engineering services for the plant. The plant is expected to begin ethanol production by early 2008 and has a design capability of 40 million gallons of ethanol and 135,000 tons of dried distillers grains per year. Levelland/Hockley has reached an agreement with Lansing Trade Group, LLC to provide corn origination, ethanol and DDG marketing services for Levelland/Hockley.

Millennium Ethanol, LLC

On December 18, 2006, we purchased a $14.0 million secured promissory note from Millennium Ethanol, LLC, or Millennium. We have the right to convert the note, with additional funds of $4.0 million, into an approximately 33% ownership interest in Millennium.

Millennium has commenced construction of an ethanol producing facility in Marion, South Dakota. Fagen, Inc. and ICM, Inc. are providing construction, process design and engineering services for the plant. The plant is expected to begin ethanol production by early 2008 and has a design capacity of 100 million gallons of ethanol and 320,000 tons of dried distillers grains per year. Millennium has reached an agreement with Archer Daniels Midland Company to market ethanol produced by Millennium.

Millennium was organized and is owned by over 900 South Dakota investors including FREMAR Farmers Cooperative, Inc., a grain procurement and grain terminal operator in the region.

Big River Resources, LLC

On October 1, 2006, we agreed to invest $20 million in Big River Resources, LLC, or Big River. We have funded $5 million of this commitment in exchange for a 4.3% ownership interest. On January 25, 2007, we invested an additional $5 million which increased our ownership percentage to 6.9% effective February 1, 2007. The remaining $10 million investment is expected to occur in fiscal 2007, subject to certain conditions.

Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates a 52 million gallon dry-mill ethanol manufacturing facility in West Burlington, Iowa. The facility has been in operation since 2004. Big River Resources West Burlington, LLC is expanding the plant to produce approximately 80 million gallons per year. Fagen, Inc. and ICM, Inc. are providing construction, process design and engineering services for the expansion project which is expected to be completed in late 2007. Big River, through interests in other entities, intends to develop additional production plants.

Patriot Renewable Fuels, LLC

On December 4, 2006, we acquired a 23.3% ownership interest in Patriot Renewable Fuels, LLC, or Patriot, for $16 million. Patriot has commenced construction of an ethanol producing facility in Annawan, Illinois. The facility has a design capacity of 100 million gallons of ethanol and 320,000 tons of dried distillers grains per year. Fagen, Inc. and ICM, Inc. are providing construction, process design and engineering services for the plant. The plant is expected to begin ethanol production in early 2008. Murex N.A. Ltd. will market the plant’s ethanol.

One Earth Energy, LLC

On May 26, 2006, we entered into a contingent agreement to invest $24.9 million in One Earth Energy, LLC, or One Earth, which intends to construct an ethanol producing facility in Gibson City, Illinois. The facility is expected to have a design capacity of 100 million gallons of ethanol and 320,000 tons of dried distillers grains per year. Our equity investment is expected to occur before June 30, 2007, subject to One Earth obtaining additional financing and certain other conditions.

Ethanol Industry

Ethanol is a renewable fuel source produced by processing corn and other biomass through a fermentation process that creates combustible alcohol that can be used as an additive or replacement to fossil fuel based gasoline. The majority of ethanol produced in the United States is made from corn because of its relatively low cost compared to other feedstocks, wide availability and ease of convertibility from large amounts of carbohydrates into glucose, the key ingredient in producing alcohol that is used in the fermentation process. Ethanol production can also use feedstocks such as grain sorghum, switchgrass, wheat, barley, potatoes and sugarcane as carbohydrate sources.

Most ethanol plants have been located near large corn production areas, such as Illinois, Iowa, Minnesota, Nebraska, Ohio and South Dakota. Proximity to sufficient low-cost corn as well as other inputs such as natural gas or coal and transportation provides a competitive advantage for ethanol producers. Railway access and interstate access are vital for ethanol facilities due to the large amount of demand in the east- and west-coast markets, primarily as a result of the stricter air quality requirements in large parts of those markets, and the limited ethanol production facilities.

According to the Renewable Fuels Association, or RFA, the United States fuel ethanol industry has experienced record growth and expansion, increasing from 1.3 billion gallons produced in 1997 to 4.9 billion gallons produced in 2006. As of January 2007, the total number of ethanol plants increased to 110, up from 54 in 2000 and are located in 21 states.

The domestic production of ethanol is relatively fragmented except for the top five producers who accounted for approximately 36% of the industry’s total estimated production capacity as of January 2007. The remaining production is generated by more than 89 smaller producers and farmer-owned cooperatives, most with production of 50 million gallons per year (mgy) or less. Farmer owned plants have increased from 18 in 2000 to 46 in 2007 and the percentage of total capacity has increased from 19% in 2000 to 39% in 2007, according to the RFA.

Typical ethanol facilities take approximately 14 to 18 months from groundbreaking to operation, enabling estimates of capacity additions for up to 18 months going forward. As of January 2007, the RFA estimates ethanol facilities with capacity of an additional 5.6 billion gallons per year were under construction.

Ethanol Production

The plants we have invested in will use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, ammonia and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with approximately 5.0% denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed and recovers a significant portion of the total corn cost.

The Primary Uses of Ethanol

Blend component. The U.S. continues to have increased demand for automotive fuel and, in turn, a greater dependence on foreign sources for crude oil. Today, much of the ethanol blending in the U.S. is done for the purpose of extending the volume of fuel sold at the gas pump. Blending ethanol allows refiners to produce more fuel from a given barrel of oil. Currently, refiners typically blend ethanol at 5.7% to 10.0% of volume in 46% of the U.S. gasoline fuel supply, according to the RFA. Going forward, the industry is attempting to expand the E-85 market, blend ethanol with diesel fuel and use ethanol as a fuel source for hydrogen for fuel cells.

Clean air additive. Ethanol is employed by the refining industry as a fuel oxygenate, which when blended with gasoline, allows engines to combust fuel more completely and reduce emissions from motor vehicles. Ethanol contains 35% oxygen, approximately twice that of Methyl Tertiary Butyl Ether, or MTBE, an alternative oxygenate to ethanol, the use of which is being phased out because of environmental and health concerns. The additional oxygen in ethanol results in more complete combustion of the fuel in the engine cylinder. Ethanol is non-toxic, water soluble and quickly biodegradable.

Octane enhancer. Ethanol increases the octane rating of gasoline with which it is blended. As such, ethanol is used by gasoline suppliers as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks and for upgrading regular gasoline to premium grades.

Legislation

The United States ethanol industry is highly dependent upon federal and state legislation. See Item 1A. Risk Factors for a discussion of legislation affecting the U.S. ethanol industry.

Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P. and Somerset Synfuel, L.P. which own facilities producing synthetic fuel. The partnerships earn federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We have sold our entire interest in the Colona partnership (through a series of transactions) and expect to receive payments from the sales, on a quarterly basis, through 2007, subject to production levels. On October 14, 2005, we sold our entire interest in the Somerset Synfuel partnership for $1,200,000, net of commissions, along with a secured contingent payment note. We expect to receive payments from the sale, on a quarterly basis, through 2007, subject to production levels. On September 5, 2002, we purchased an additional synthetic fuel facility in Gillette, Wyoming. We sold our membership interest in the entity that owned the Gillette facility on March 30, 2004 for $2,750,000 along with a secured contingent payment note. The plant was subsequently sold and during the third quarter of fiscal 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006.

In 2003, the Internal Revenue Service (IRS) questioned the scientific validity of the testing procedures used to support synthetic fuel credits. The IRS has completed its review of these procedures and resumed issuing letter rulings based on its previous requirements. The IRS has completed an audit on the Colona partnership with no impact on related tax credits generated. The IRS has completed an audit of the Somerset partnership for calendar year 2001 as part of its normal audit program of the general partner. The audit resulted in no impact on related tax credits generated. REX has been allocated income tax credits of approximately $48.0 million. In addition, REX has recognized investment income of approximately $122.5 million from the sales of its partnership interests, including $10.8 million for fiscal 2006.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 and 16 of the Notes to the Consolidated Financial Statements for further discussions.

Facilities

We owned 131 of our stores operated at January 31, 2007. The remaining 62 stores operated on leased premises, with the unexpired terms of the leases ranging from less than one year to 20 years, inclusive of options to renew. For fiscal 2006, the total net rent expense for our leased facilities was approximately $4.6 million.

At January 31, 2007, we owned 15 properties that were not operated as stores and were leased to outside, unrelated parties. These properties are former store sites for which we have closed the retail store. There were also five properties vacant that we were attempting to either lease or sell.

Levelland Hockley County Ethanol, LLC began construction of a 40 million gallon ethanol plant during fiscal 2006. We expect that plant construction will be completed during the latter part of fiscal 2007 or in the early part of fiscal 2008.

Employees

At January 31, 2007, we had approximately 130 hourly and salaried employees and approximately 688 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good. We restructured our store operations on April 1, 2007. See Store Operations for a further discussion.

Service Marks

We have registered our rights in our service marks “REX” and “Farmers Energy” with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service marks.

Item 1A. Risk Factors

We encourage you to carefully consider the risks described below and other information contained in this report when considering an investment decision in REX common stock. Additional risks and uncertainties not presently known to management, or that management currently deems immaterial, may also impair our business operations. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, our results of operations, financial condition or cash flows could be materially adversely affected. In this instance, the trading price of REX stock could decline, and investors might lose all or part of their investment.

Risks Related to our Retail Business

We face significant competition from other retailers many of whom have greater financial resources. This could result in a decline of our sales and profitability.

We face significant competition from a diverse group of retailers. Our competitors include national and regional large format merchandisers and superstores such as Best Buy Co., Inc., Lowe’s Corporation, Home Depot, Inc. and Circuit City Stores, Inc., other specialty electronics retailers including RadioShack Corporation, department and discount stores such as Sears, Roebuck and Co. and Wal-Mart Stores, Inc., furniture stores, warehouse clubs, home improvement retailers and Internet and store-based retailers who sell consumer electronics and home appliance products online. We also compete with small chains and specialty single-store operators in some markets, as well as Sears’ dealer-operated units. Some of our competitors have greater financial resources than us, which may increase their ability to purchase inventory at a lower cost, better withstand economic downturns or engage in aggressive price competition.

We expect competition within the consumer electronics/appliance retailing industry to increase. National merchandisers continue to expand their geographic markets and enter markets traditionally served by us. In the event that competitors enter markets we serve, we may experience pricing pressures, reduced gross margins and declines in comparable store sales.

A decline in economic conditions could lead to reduced consumer demand for the products we sell.

Demand for consumer electronics and home appliance products is dependent upon various economic factors outside of our control. These factors include:

  general economic conditions;

  consumer confidence;

  consumer spending patterns and preferences; and

  new housing starts.

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

Furthermore, the introduction or expected introduction of new products may depress sales of existing products and technologies. Government mandates for such areas as high definition television tuners can increase production costs and lead to higher retail prices that could reduce product acceptance. Other mandates include the Department of Energy compliance mandates for major appliances that will be in effect in 2007. This could also lead to higher retail prices and a slowdown in overall product demand.

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

"Comparable store sales" is a term we use to compare the year over year sales performance of our stores. We consider a store to be comparable after it has been open six full fiscal quarters.

A number of factors have historically affected and will continue to affect our comparable store sales, including the following:

  competition;

  national and regional economic conditions;

  consumer trends;

  new product introductions;

  weather conditions which can impact store traffic as well as sales of seasonal products such as air conditioners;

  changes in our product mix and availability of products from key vendors;

  duration of the holiday selling season;

  timing of promotional events; and

  attracting and retaining qualified sales personnel.

Comparable store sales are often followed closely by the investment community and significant fluctuations in these results could cause the price of our common stock to fluctuate substantially.

Our quarterly operating results are subject to seasonality. Our profitability would be adversely affected by lower than expected fourth quarter results.

Our retail business is seasonal. Our net retail sales and net income historically have been highest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth quarter accounted for approximately 30% and 33% of our net sales and revenue, and 31% and 23% of our net income in fiscal 2006 and 2005, respectively. Our annual financial results would be adversely impacted if our sales were to fall substantially below what we normally expect during this period.

We depend on our suppliers for products and our business could be adversely affected if we do not maintain relationships with our key vendors.

Our success depends to a significant degree upon our suppliers of consumer electronics and home appliance products. We do not have any long-term supply agreements or exclusive arrangements with vendors. We typically order merchandise by issuing individual purchase orders to vendors. We rely significantly on a few suppliers. Our nine largest suppliers accounted for approximately 86% of our purchases during fiscal 2006, with three suppliers representing approximately 45% of our inventory purchases in fiscal 2006. The loss of any of these key vendors, our failure to establish and maintain relationships with our vendors, or any prolonged disruptions in product supply, could have a material adverse impact on our business.

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

Risks Related to our Synthetic Fuel Investments

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

We sold our interest in the Colona partnership in three separate sale transactions and expect to receive cash payments from the sales on a quarterly basis through 2007, subject to production levels. We reported income from the sales of approximately $5.3 million and $22.8 million in fiscal 2006 and 2005, respectively, which accounted for approximately 33% and 63% of our income from continuing operations before income taxes in those years. The loss of this income will significantly reduce our net income.

We also sold our interest in the limited liability company that owned the Gillette facility and received $2.75 million at the time of the sale in March 2004 along with a secured contingent payment note that could provide additional investment income to us. This plant was dismantled and relocated. The facility resumed commercial operations in the second quarter of 2005 and we received an additional $3.5 million. We are also eligible to receive $1.50 per ton of "qualified production" fuel produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We reported income from the sale of approximately $1.1 million and $6.1 million in fiscal 2006 and 2005, respectively. The loss of this income will significantly reduce our net income.

Effective October 1, 2005, we sold our entire ownership interest in the Somerset partnership. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We expect to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. We reported income from the sale of approximately $4.4 million and $1.6 million in fiscal 2006 and 2005, respectively. The loss of this income will significantly reduce our net income.

The current Section 29/45K tax credit program expires on December 31, 2007. If not renewed by Congress, we will not receive income related to Section 29/45K tax credits for the production and sale of synthetic fuel after that date.

We face synthetic fuel risks as future IRS audits may result in the disallowance of previously recognized tax credits.

We have been allocated in total approximately $48 million in Section 29/45K credits. Should the tax credits be denied on any future audit and we fail to prevail through the Internal Revenue Service (IRS) or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant adverse impact on earnings and cash flows.

The production and sale of synthetic fuel qualifies for Section 29/45K tax credits if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce the synthetic fuel and that the fuel was produced from a facility placed in service before July 1, 1998.

We face synthetic fuel risks associated with crude oil prices as such our income could decrease significantly.

Recent increases in the price of oil could limit the amount of Section 29/45K tax credits or eliminate them altogether following fiscal 2006. Section 29/45K provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the Section 29/45K tax credits are subject to phase out. For calendar year 2006, the Threshold Price was $56.71 per barrel and the Phase Out Price was $71.19 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation. We cannot determine, with absolute certainty, the Annual Average Price for 2007. Therefore, we cannot determine whether the price of oil will have a material effect on our synthetic fuel income after fiscal 2006. However, if during fiscal 2007 oil prices remain at historically high levels or increase, our synthetic fuel income may be adversely affected. Based upon the price of oil to date, we estimate the tax credits and related income, for calendar year 2007 would not be subject to phase out as of January 31, 2007. Because synthetic fuel is not economical to produce absent the associated tax credits, and we have no control or decision involvement with production levels, we cannot determine the impact of possible production reduction or elimination on our financial results.

We may not be able to generate sufficient taxable income to realize our deferred tax assets.

We have approximately $35.4 million of deferred tax assets recorded on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is unlikely that we will generate sufficient taxable income to fully utilize our deferred tax assets, we would then be required to establish a valuation allowance against such deferred tax assets by increasing our income tax expense in the amount of tax benefit we do not expect to realize. This would reduce our net income and could have a material adverse effect on our results of operations.

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

Risks Related to our Alternative Energy Business

Our ethanol investments are subject to the risks of a development stage business which could adversely affect the returns on our ethanol investments and our results of operations.

We do not have an established record for investing in the ethanol industry. We entered into our first agreement to invest in an ethanol plant in November 2005. At January 31, 2007, we have invested in four entities. Three entities have begun construction of ethanol production facilities and one is expanding its current ethanol production facilities. Our ethanol investments have been managed by our Chief Executive Officer, our Vice President and our Chief Financial Officer. We do not otherwise have a dedicated ethanol development staff. As a consequence, our ethanol investments are subject to all of the risks associated with a development stage company, including an unproven business model, a lack of operating history and an undeveloped operating structure. These development stage risks could result in our making investments in ethanol plants that perform substantially below our expectations, which would adversely affect our results of operations and financial condition.

We invest in new construction of ethanol plants and significant expansion of existing plants. As a result, we face significant project development risks that may adversely affect our investment returns.

In each of our investments, we are investing in the new construction of a plant or a significant expansion of an existing plant. As a result, our investments face risks of construction delays and cost over-runs that could delay or reduce our investment returns. In addition, the new plants are development-stage operations that must obtain necessary permits and complete arrangements for transportation, natural gas and marketing of the ethanol before production can begin. The failure to obtain any of these necessary elements in a timely manner or on commercially acceptable terms could adversely affect the profitability of each plant. Once the new plants or expansions begin production, they face uncertainties of whether they will perform to specifications and whether they will achieve anticipated operating results.

We depend on our partners to operate our ethanol investments.

We may not directly operate the ethanol plants in which we invest. Our investments currently represent minority equity positions or debt, and day-to-day operating control of each plant remains with the local farmers’ cooperative or group that has promoted the plant. We may not have the ability to directly modify the operations of each plant in response to changes in the business environment or in response to any deficiencies in local operations of the plants. In addition, local plant operators, who also represent the primary suppliers of corn and other crops to the plants, may have interests, such as the price and sourcing of corn, that may differ from our interest, which is based solely on the operating profit of the plant. The limitations on our ability to control day-to-day plant operations could adversely affect plant results of operations.

We may not successfully acquire or develop additional ethanol investments.

The growth of our ethanol business depends on our ability to identify and develop new ethanol investments. Our ethanol development strategy depends on referrals, and introductions, to new investment opportunities from industry participants, such as ethanol plant builders, marketing agents and others. We must continue to maintain favorable relationships with these industry participants, and a material disruption in these sources of referrals would adversely affect our ability to expand our ethanol investments. In addition, we face significant competition for new ethanol investment opportunities. There are many enterprises seeking to participate in the ethanol industry. Some enterprises, such as Andersons, Inc., provide financial support similar to our business model. Other enterprises seek to acquire or develop plants which they will directly own and operate. As a consequence, there is increasing competition for suitable sites for new or expanded plants. Many of our competitors for these sites are larger and have greater financial resources and name recognition than we do. We must compete for investment opportunities based on our strategy of supporting and enhancing local development of ethanol plant opportunities. We may not be successful in competing for investment opportunities based on our strategy.

We face risks that our funding commitments will not become investments positions in ethanol plants.

We have structured our investments in ethanol plants as agreements to purchase secured notes or equity in the limited liability companies that are developing each plant. Our obligation to fund the investment commitment is subject to a number of conditions, including completing an equity financing to a specified level, obtaining senior debt financing and executing a plant construction agreement with a specified builder. We will not begin to realize any returns on ethanol investments until these conditions to funding are satisfied. Any delay or failure in satisfying the funding conditions would adversely affect the development of our ethanol investments.

The financial returns on our ethanol investments are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

The financial returns on our ethanol investments are substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. As a result of the volatility of the prices for these items, these returns may fluctuate substantially and our investments could experience periods of declining prices for their products and increasing costs for their raw materials, which could result in operating losses at our ethanol plants.

Our returns on ethanol investments are highly sensitive to corn prices. The principal raw material our ethanol plants use to produce ethanol and co-products is corn. As a result, changes in the price of corn can significantly affect their businesses. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, our ethanol plants generally will be unable to pass along increase corn costs to their customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Over the ten-year period from 1997 through 2006, corn prices (based on the Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $3.90 per bushel in 2006 with prices averaging $2.32 per bushel during this period. At January 31, 2007, the CBOT price per bushel of corn was $4.04.

The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants. In addition, our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require our ethanol plants to suspend operations until corn is available at economical terms which would have a material adverse effect on the financial returns on our ethanol investments. The price the ethanol plants pay for corn at a facility could increase if an additional ethanol production facility is built in the same vicinity.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels. The gross margin at our ethanol plants depends principally on the spread between ethanol and corn prices. During the five-year period from 2002 to 2006, ethanol prices (based on average U.S. ethanol rack prices from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.94 per gallon to a high of $3.98 per gallon, averaging $1.70 per gallon during this period. In recent periods, the spread between ethanol and corn prices has been at historically high levels, driven in large part by high oil prices and historically low corn prices. However, this spread has fluctuated widely and fluctuations are likely to continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect the results of operations at our ethanol plants.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that our ethanol plants use in their manufacturing process. Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by the factors beyond the ethanol plants’ control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair the ethanol plants’ ability to manufacture ethanol for their customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect results of operations and financial position at our ethanol plants.

Fluctuations in the selling price and production costs of gasoline may reduce profit margins at our ethanol plants. Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our results of operations and financial position may be materially adversely affected if gasoline demand or price decreases.

If the expected increase in ethanol demand does not occur, or if the demand for ethanol otherwise decreases, there may be excess capacity in the ethanol industry.

Domestic capacity has increased steadily from 1.7 billion gallons per year in January 1999 to 5.5 billion gallons per year at January 2007. In addition, there is a significant amount of capacity being added to the industry. According to the RFA, as of January 2007 approximately 5.6 billion gallons per year of production capacity was under construction. This capacity is being added to address anticipated increased demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. If the ethanol industry has excess capacity and such excess capacity results in a fall in prices, it will have an adverse impact on the results of operations, cash flows and financial condition of our ethanol plants. Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as United States gasoline prices have increased.

The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The elimination or significant reduction in the blenders’ credit could have a material adverse effect on the results of our ethanol investments. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.054 per gallon less tax, which equated to an incentive of $0.54 per gallon of ethanol. The $0.54 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on the results of our ethanol investments.

Ethanol can be imported into the U.S. duty-free from some countries which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for the ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which our ethanol plants sell their ethanol. In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2008. Any changes in the tariff or exemption from the tariff could have a material adverse effect on the results of our ethanol investments. In addition, the North American Free Trade Agreement, or NAFTA, which entered into force on January 1, 1994, allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon.

The effect of the RFS in the Energy Policy Act is uncertain. The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The Energy Policy Act, however, eliminated the mandated use of oxygenates and established minimum annual nationwide levels of renewable fuels to be included in gasoline. The annual requirement grows to 7.5 billion gallons by 2012. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the renewable fuel standard or RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on the results of our ethanol investments. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. As the rules for implementation of the RFS and the energy bill are under development, the impact of legislation is still uncertain.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on the results of our ethanol investments. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or U.S. EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on the results of our ethanol investments.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Company

     Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	52	Chairman of the Board and Chief Executive Officer*
David Bearden	56	President and Chief Operating Officer
Douglas Bruggeman	46	Vice President-Finance, Chief Financial Officer and
		Treasurer
Edward Kress	57	Secretary*
David Fuchs	53	Vice President-Management Information Systems
Philip Kellar	52	Vice President-Store Operations
Keith Magby	48	Vice President-Operations
Zafar Rizvi	57	Vice President

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

Zafar Rizvi has been our Vice President since 2006. From 1991 to 2006, Mr. Rizvi was our Vice President – Loss Prevention. Mr. Rizvi is also responsible for identifying, evaluating and managing our alternative energy investments. From 1986 to 1991, Mr. Rizvi was employed in the video retailing industry in a variety of management positions.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter ended	High	Low

April 30, 2005	$15.50	$12.60
July 31, 2005	16.65	13.21
October 31, 2005	16.08	12.55
January 31, 2006	17.37	13.20

April 30, 2006	$19.95	$14.15
July 31, 2006	20.23	13.17
October 31, 2006	17.14	13.38
January 31, 2007	18.49	15.68

As of April 13, 2007, there were 153 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

Under our revolving credit agreement, we are permitted to pay dividends only if the bank determines that we have and will maintain at least $25 million of excess borrowing availability for the 12 months immediately preceding and following the dividend payment. We did not pay dividends in the current or prior years.

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of selected publicly traded consumer electronics retailers (*) for the period commencing January 31, 2002 and ended January 31, 2007. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2002 and reinvestment of all dividends.

* The peer group is comprised of Best Buy Co., Inc. Tweeter Home Entertainment Group, Inc., Circuit City Stores, Inc. and Conn’s, Inc.

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. Prior period amounts applicable to the statement of operations have been adjusted to recognize the reclassification of the results of certain stores to discontinued operations as a result of store closings and certain other reclassifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of income from synthetic fuel investments and long-term debt. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per	Years Ended January 31,
Share Amounts)	2007	2006	2005	2004	2003

Net sales and revenue	$347,334	$374,451	$358,098	$370,150	$376,973

Income from continuing operations	$10,865	$28,814	$28,355	$28,005	$22,199

Net income	$11,351	$28,269	$27,549	$27,440	$22,932

Basic income per share from
continuing operations	$1.06	$2.69	$2.56	$2.58	$1.83

Diluted income per share from
continuing operations	$0.94	$2.36	$2.23	$2.21	$1.56

Basic net income per share	$1.10	$2.64	$2.49	$2.53	$1.89

Diluted net income per share	$0.98	$2.31	$2.17	$2.17	$1.61

Total assets	$335,208	$295,245	$310,951	$313,411	$310,922

Long-term debt, net of current
maturities	$31,236	$21,462	$30,501	$53,548	$64,426

Quarterly Financial Data (Unaudited)

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2006	2006	2006	2007

Net sales and revenue (a)	$81,872	$78,631	$82,390	$104,441
Cost of sales (a)	58,899	56,997	60,618	77,489
Net income	1,489	1,497	4,815	3,550
Basic net income per share (b)	$0.15	$0.15	$0.47	$0.34
Diluted net income per share	$0.13	$0.13	$0.42	$0.30

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2005	2005	2005	2006

Net sales and revenue (a)	$83,745	$78,691	$88,507	$123,508
Cost of sales (a)	60,700	55,220	63,994	91,042
Net income	6,100	8,721	6,882	6,566
Basic net income per share	$0.55	$0.80	$0.65	$0.64
Diluted net income per share (b)	$0.48	$0.70	$0.58	$0.57

a)

Amounts differ from those previously reported as a result of certain stores being reclassified into discontinued operations and certain other reclassifications. See Note 15 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)

The total of the quarterly net income per share amounts is greater than the annual net income per share amount primarily due to the impact of more shares and options outstanding earlier in the year resulting in greater dilution from stock options versus the full year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Retail

We are a specialty retailer in the consumer electronics/appliance industry. As of January 31, 2007, we operated 193 stores in 35 states under the "REX" trade name. By offering a broad selection of brand name products at guaranteed lowest prices, we believe we have become a leading consumer electronics/appliance retailer in our markets.

Our comparable store sales decreased 5.0% for fiscal 2006, increased 5.0% for fiscal 2005, and decreased 2.0% for fiscal 2004. We believe our comparable store sales have recently been negatively affected by increased competition and rapid change in television technology, resulting in the loss of CRT and projection television sales. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts or sales from stores classified in discontinued operations.

Our extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.4% of net sales and revenue for fiscal 2006, 2.9% of net sales and revenue for fiscal 2005 and 3.4% of net sales and revenue for fiscal 2004. Service contract repair costs are charged to operations as incurred.

Investments in Alternative Energy

In fiscal 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. As we continue to seek to diversify sources of revenue and earnings we have invested in four entities as of January 31, 2007 utilizing both debt and equity investments. We expect three of the entities to begin generating operating revenue approximately 14 to 20 months after construction of the plants has begun. Big River Resources, LLC has a 52 million gallon dry-mill ethanol manufacturing facility and is currently generating operating revenue. We continue to evaluate other potential ethanol investments. The following table is a summary of our ethanol investments (amounts in thousands, except ownership percentages):

	Equity	Ownership	Debt	Contingent
Entity	Investment	%	Investment	Commitment

Levelland/Hockley County Ethanol, LLC	$11,500	47.1%	$5,000	-

Millennium Ethanol, LLC	-	-	$14,000	-

Big River Resources, LLC (a)	$5,000	4.3%	-	$10,000

Patriot Renewable Fuels, LLC	$16,000	23.3%	-	-

One Earth Energy, LLC	-	-	-	$24,900

(a)

On January 25, 2007, we invested an additional $5.0 million in Big River Resources, LLC (included in other assets). This investment was effective February 1, 2007 and our ownership percentage increased from 4.3% to 6.9%.

Investment in Synthetic Fuel Partnerships

In fiscal 1998, we invested in two limited partnerships which owned four facilities producing synthetic fuel. The partnerships earn federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. Under current law, credits under Section 29/45K are available for qualified fuels sold before January 1, 2008. The tax credits begin to phase out if the reference price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2006 phase-out started at $56.71 per barrel and based upon the price of oil to date, we estimated the phase out for calendar 2006 to be approximately 40%. See Notes 4 and 16 of the Notes to the Consolidated Financial Statements for further discussion.

We initially held a 30% interest in Colona Synfuel Limited Partnership, L.L.L.P. (Colona) and an 18.75% interest in Somerset Synfuel, L.P. (Somerset). We sold our ownership in the Colona and Somerset partnerships as described below.

Effective February 1, 1999, we sold 13% of our interest in the Colona partnership, reducing our ownership percentage from 30% to 17%. Payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations. The maximum amount of cash that can be received varies by year. The maximum that can be received for calendar 2007 is approximately $9.9 million. Effective July 31, 2000, we sold an additional portion of our interest in the Colona partnership, reducing our ownership percentage from 17% to 8%. Effective May 31, 2001, we sold our remaining 8% ownership in the Colona partnership. For the 2000 and 2001 sales, payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the interest sold subject to annual limitations or 74.25% of the federal income tax credits amounts attributable to the interest sold with no annual limitations.

Because the purchase price for the Colona sales is based on the value of Section 29/45K tax credits generated, they are subject to production levels and to possible reduction or elimination to the extent the credit is limited.

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

On September 5, 2002, we purchased a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualifies for tax credits under Section 29/45K of the Internal Revenue Code. We obtained a Private Letter Ruling from the Internal Revenue Service, which allowed for the disassembly, and reconstruction, of the facility. On March 30, 2004, we sold our membership interest in the limited liability company that owned the Gillette facility to an outside party. We received $2,750,000 at the time of sale, resulting in pre-tax income of approximately $468,000 along with a secured contingent payment note that could provide additional investment income. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility. The plant was subsequently sold and during the third quarter of fiscal 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. Our proceeds are subject to possible reduction to the extent future production decreases. At January 31, 2007, we estimate that there is approximately 1.8 million tons of production for which we did not recognize income.

Tax credits generated from the Somerset partnership were applied to reduce tax expense in the amounts of approximately $0.2 million, $6.4 million and $8.0 million in fiscal 2006, 2005 and 2004, respectively.

Although the Section 29/45K tax credit program is expected to continue through calendar year 2007, recent market conditions and events have increased the volatility and level of oil prices that could limit the amount of those credits or eliminate them entirely for calendar year 2007. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the Section 29/45K tax credits are subject to phase out. For calendar year 2006, the Threshold Price was $56.71 per barrel and the Phase Out Price was $71.19 per barrel. This resulted in a partial tax credit phase out for calendar year 2006 which we estimate to be 40%. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation.

We cannot determine the Annual Average Price for 2007. Therefore, we cannot determine, with absolute certainty, whether the price of oil will have a material effect on our synthetic fuel business after 2006. However, if during 2007, oil prices remain at historically high levels or increase, our synthetic fuel income may be adversely affected. Based upon the price of oil to date, we estimate the tax credits and related income for calendar 2007 would not be subject to a phase out as of January 31, 2007. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that we have no control or decision involvement with production levels, we cannot determine the impact of possible production reduction or elimination on our financial results.

See Item 1A Risk Factors for further discussion of the risks involved with our synthetic fuel investments.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Years Ended January 31,
	2007	2006	2005

Net sales and revenue	100.0%	100.0%	100.0%
Cost of sales	73.1	72.4	71.8

Gross profit	26.9	27.6	28.2
Selling, general and administrative expenses	26.2	25.6	26.3

Interest income	0.6	0.1	-
Interest expense	(0.5)	(0.6)	(0.9)
Loss on early termination of debt	-	-	(0.2)
Gain on sale of real estate	0.6	0.1	0.1
Equity in unconsolidated affiliates	0.1	-	-
Income from synthetic fuel investments	3.1	8.1	5.2
Income from continuing operations before income
taxes and discontinued operations	4.6	9.7	6.1

Provision (benefit) for income taxes	1.5	2.0	(1.8)

Income from continuing operations	3.1	7.7	7.9

Loss from discontinued operations, net of tax	(0.1)	(0.2)	(0.3)
Gain on disposal of discontinued operations, net of tax	0.3	-	0.1

Net income	3.3%	7.5%	7.7%

Business Segment Results

As discussed in Note 17 of the Notes to the Consolidated Financial Statements our chief operating decision maker (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

The following table sets forth, for the periods indicated, sales and profits by segments for the periods indicated (amounts in thousands):

	Years Ended January 31,
	2007	2006	2005
Net sales and revenues:
Retail	$347,334	$374,451	$358,098
Alternative energy	-	-	-
Total net sales and revenues	$347,334	$374,451	$358,098

Segment profit:
Retail segment profit	$7,818	$11,965	$9,892
Alternative energy segment profit	168	-	-
Corporate expenses	(2,138)	(3,896)	(3,229)
Interest expense	(1,893)	(2,650)	(3,740)
Interest income	1,521	308	178
Income from synthetic fuel investments	10,764	30,515	18,615
Income from continuing operations before income taxes	$16,240	$36,242	$21,716

Comparison of Fiscal Years Ended January 31, 2007 and 2006

Net Sales and Revenue – All of our net sales and revenue was generated by our retail segment, as the only ethanol entity we consolidate did not have an operating plant in fiscal 2006. Net sales and revenue in fiscal 2006 were $347.3 million, a 7.2% decrease from $374.5 million in fiscal 2005. This decrease was due to a decrease in comparable store sales of 5.0% for fiscal 2006. In addition, the decrease was caused by a reduction of 25 stores (14 of which were classified as discontinued operations) since the end of the fiscal 2005. The reduction in stores accounted for approximately $5.7 million of the decrease. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts. We closed 25 stores (14 of which were classified as discontinued operations) during fiscal 2006 and 16 stores during fiscal 2005. We did not open any new stores in fiscal years 2006 and 2005. We had 193 stores open at January 31, 2007 compared to 218 stores at January 31, 2006.

The appliance category was our strongest product category for fiscal 2006, positively impacting comparable store sales by 3.5%. The appliance category performance was primarily due to improved sales across most of the appliance category products as we continue to emphasize a broader selection of appliance products. The television category negatively impacted comparable store sales by 4.0%. This resulted from gains in LCD and plasma television sales being offset by declines in high definition projection, light engine and traditional tube televisions. The audio and video categories negatively impacted comparable store sales by 2.2% and 1.8%, respectively. Both the audio and video categories have been impacted by lower price points of their respective products and these products becoming more of a commodity item with very high levels of competition.

The following table reflects the approximate percent of net sales and revenue for each product group for the periods presented:

	Fiscal Year

Product Category	2006	2005	2004

Televisions	55%	56%	55%
Appliances	26	22	19
Audio	7	9	11
Video	4	6	7
Other	8	7	8
	100%	100%	100%

Lease income was approximately $1.8 million, a 100% increase from $0.9 million in fiscal 2005. The increase resulted primarily from more properties being leased during fiscal 2006.

Gross Profit – Gross profit was $93.3 million in fiscal 2006, or 26.9% of net sales and revenue, versus $103.5 million for fiscal 2005 or 27.6% of net sales and revenue. Gross profit for fiscal 2006 was negatively impacted by approximately $4.0 million as a result of having 11 fewer stores classified in continuing operations compared to fiscal 2005. Gross profit margin for fiscal 2006 was negatively impacted by a change in product mix, a competitive market environment and a focused effort to sell slow moving or aged inventory at a discount.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for 2006 were $91.0 million, or 26.2% of net sales and revenue, a $4.8 million decrease from $95.8 million, or 25.6% of net sales and revenue, for fiscal 2005. The decrease in expenditures was primarily due to an impairment charge of $1.2 million related to company owned real estate incurred in fiscal 2005, lower advertising expenses of $1.7 million as we had fewer markets to serve after our store closings, an emphasis on cost control this year and lower accruals for executive incentive pay of $1.2 million associated with lower profitability levels in the current year. This was partially offset as we recognized stock based compensation expense in fiscal 2006 of $1.7 million.

Interest Income – Interest income increased to $2,374,000, or 0.6% of net sales and revenue, for fiscal 2006 from $308,000, or 0.1% of net sales and revenue for fiscal 2005 primarily as a result of more excess cash available for investment in fiscal 2006 and $853,000 of interest income from our ethanol investments in Millennium and Levelland/Hockley.

Interest Expense – Interest expense decreased to $1.9 million, or 0.5% of net sales and revenue, for fiscal 2006 from $2.5 million, or 0.6% of net sales and revenue, for fiscal 2005. The decline in interest expense was primarily caused by a reduction in the average amount of mortgage debt outstanding and the capitalization of $373,000 of interest related to our equity investments in ethanol entities.

Loss on Early Termination of Debt – During fiscal 2005, we completed the early payoff of mortgages for 14 retail locations totaling approximately $6.9 million. We incurred a charge of approximately $22,000 related to this termination of debt.

Gain on Sale of Real Estate – During fiscal 2006, we completed a sale and leaseback for one property and sold one additional property for a total gain of $2,197,000. In fiscal 2005, we sold one parcel of land attached to an owned property for a gain of $253,000.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal 2006, we recognized income of $499,000 from our equity investment in an ethanol producing facility, Big River Resources, LLC.

Income from Synthetic Fuel Investments – Results for fiscal years 2006 and 2005 reflect the impact of our equity investment in two limited partnerships, Colona Synfuel Limited Partnership L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which produce synthetic fuels. We expect to receive payments from the three separate sales of our interests in Colona through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. We expect to receive payments of approximately $5.9 million related to 2006 production which were deferred based upon an agreement with the owner and operator of the facility.

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

Income from synthetic fuel investments for fiscal years 2006 and 2005 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. At January 31, 2007, we estimate that there is approximately 1.8 million tons of production for which we did not recognize income. Because the purchase price of all our synthetic fuel sales is based on the value of Section 29/45K tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited.

Below is a table (amounts in thousands) summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Years Ended January 31,

	2007	2006

February 1, 1999 Colona sale	$1,928	$8,516
July 31, 2000 Colona sale	1,805	7,552
May 31, 2001 Colona sale	1,604	6,713
March 30, 2004 Gillette sale	1,058	6,125
October 1, 2005 Somerset sale	4,369	1,609
Total	$10,764	$30,515

Income Taxes – Our effective tax rate was 33.1% and 20.5% for fiscal years 2006 and 2005, respectively, after reflecting our share of federal tax credits earned by the Somerset limited partnership. Our effective tax rate increased for fiscal 2006, as we no longer receive federal tax credits for synthetic fuel produced subsequent to September 30, 2005. We received $6.4 million in tax credits generated by Somerset for fiscal 2005 and recognized $0.2 million in fiscal 2006 based upon final published IRS rates for 2005.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was $10.9 million for fiscal 2006 versus $28.8 million for fiscal 2005.

Discontinued Operations – During fiscal 2006, we closed 14 stores that were classified as discontinued operations. In addition, we closed three stores subsequent to January 31, 2007 that are also classified as discontinued operations. As a result of these underperforming stores, we had a loss from discontinued operations, net of tax benefit, of $620,000 in fiscal 2006 compared to $754,000 in fiscal 2005. We sold six store locations classified as discontinued operations in fiscal 2006 compared to selling two properties in fiscal 2005. As a result, we had a gain from disposal of discontinued operations, net of a tax provision, of $1,106,000 in fiscal 2006 compared to $209,000 in fiscal 2005.

Net Income – As a result of the foregoing, net income was $11.4 million for fiscal 2006 versus $28.3 million for fiscal 2005.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other.

Retail

The retail segments includes all of our store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

The net sales and revenue are discussed under Net Sales and Revenue—Comparison of Fiscal Years Ended January 31, 2007 and 2006.

Segment profit declined $4.2 million (35.0%) to $7.8 million in fiscal 2006 from $12.0 million in fiscal 2005. The decline in segment profit was primarily related to lower gross profit of $10.3 million. Selling, general and administrative expenses of $87.7 million in fiscal 2006 were $4.2 million (4.6%) lower than the $91.9 million in fiscal 2005. Lower advertising expenditures were the primary reason for the decline in selling, general and administrative expenses. During fiscal 2006, we completed a sale and leaseback for one property and sold one additional property for a total gain of $2.2 million. Approximately $0.7 million of the gain from the sale and leaseback transaction was deferred. In fiscal 2005, we sold one parcel of land attached to an owned property for a gain of $0.2 million.

Alternative Energy

The alternative energy segment includes the consolidated financial statements of Levelland/Hockley County Ethanol, LLC, our other investments in ethanol facilities, the interest income related to those investments and certain administrative expenses. No sales or revenue is attributable to this segment as Levelland/Hockley is a development stage enterprise and income related to equity method investments is not reported as sales or revenue.

Interest income attributable to alternative energy increased to $0.8 million in fiscal 2006; while equity in unconsolidated affiliates increased $0.5 million in fiscal 2006. Expenses were $1.2 in fiscal 2006, which represented $1.0 million of allocated general and administrative expenses and $0.2 million of expenses from Levelland/Hockley County Ethanol, LLC.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense, interest income not directly allocated to the retail or alternative energy segments and income from synthetic fuel investments.

Income from synthetic fuel investments declined $19.8 million as production was halted at the Gillette and Colona facilities for a majority of fiscal 2006. Selling, general and administrative expenses were $2.1 million in fiscal 2006, compared to $3.9 million in fiscal 2005, primarily a result of lower executive incentive payroll expense. Unallocated interest income was $1.5 million in fiscal 2006, compared to $0.3 million in fiscal 2005.

Comparison of Fiscal Years Ended January 31, 2006 and 2005

Net Sales and Revenue—Net sales and revenue in fiscal 2005 were $374.5 million, a 4.6% increase from $358.1 million in fiscal 2004. This increase was primarily due to an increase in comparable store sales of 5.0% for fiscal 2005, which was partially offset by a reduction in store count. We believe that our fiscal 2005 comparable store sales were positively affected by hurricanes, our increased efforts on expanding appliance product selection and consumer demand for flat screen and light engine televisions. We closed 16 stores during fiscal 2005 and 14 stores during fiscal 2004. We did not open any new stores in fiscal years 2005 and 2004. We had 218 stores open at January 31, 2006 compared to 234 stores at January 31, 2005.

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

Lease income was approximately $942,000, a 16.4% increase from $809,000 in fiscal 2004. The increase results primarily from more properties being leased during fiscal 2005.

Gross Profit—Gross profit was $103.5 million in fiscal 2005, or 27.6% of net sales and revenue, versus $100.8 million for fiscal 2004 or 28.2% of net sales and revenue. The primary factors impacting the gross profit margin have been an increase in promotional activity and recognizing a reduced amount of extended service contracts sales, which generally have higher gross profit margin associated with them. Demand for extended service contracts has declined, which is partially due to lower prices on many products we sell.

Selling, General and Administrative Expenses—Selling, general and administrative expenses for fiscal 2005 were $95.8 million, or 25.6% of net sales and revenue, a 1.5% increase from $94.4 million, or 26.3% of net sales and revenue, for fiscal 2004. The increase in expenditures was primarily due to an impairment charge of $1.2 million related to company owned real estate, higher payroll costs of $1.8 million, reflecting higher commission cost to the sales staff due to higher sales and higher accruals for executive incentive pay associated with higher corporate profitability. These increases were partially offset by lower advertising costs of $1.5 million as we had fewer markets to serve after our store closings and we emphasized cost control this year.

Interest Income—Interest income increased to $308,000 in fiscal 2005 from $178,000 in fiscal 2004 primarily as a result of more excess cash available for investment in the latter half of fiscal 2005.

Interest Expense—Interest expense decreased to $2.5 million, or 0.6% of net sales and revenue, for fiscal 2005 from $3.1 million, or 0.9% of net sales and revenue, for fiscal 2004. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding.

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

Income from Synthetic Fuel Investments—Results for fiscal years 2005 and 2004 reflect the impact of our equity investment in two limited partnerships, Colona Synfuel Limited Partnership L.L.L.P. and Somerset Synfuel, L.P., which produce synthetic fuels. We expect to receive payments from the three separate sales of our interests in Colona, on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold, subject to production levels.

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

Below is a table (amounts in thousands) summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Years Ended January 31,

	2006	2005

February 1, 1999 Colona sale	$8,516	$7,181
July 31, 2000 Colona sale	7,552	5,831
May 31, 2001 Colona sale	6,713	5,134
March 30, 2004 Gillette sale	6,125	469
October 1, 2005 Somerset sale	1,609	-
Total	$30,515	$18,615

Income Taxes – Our effective tax rate was approximately 20.5% and (30.6%) for fiscal years 2005 and 2004, respectively, after reflecting our share of federal tax credits earned by the Somerset limited partnership. Our effective tax rate increased for fiscal 2005, as we no longer receive federal tax credits for synthetic fuel produced subsequent to September 30, 2005. We received $6.4 million in tax credits generated by Somerset for fiscal 2005. Our effective tax rate was reduced for fiscal 2004 as a result of $8.0 million in tax credits generated by Somerset and a $6.6 million net reduction in our valuation allowance on the alternative minimum tax carryforwards due to the favorable resolution of the IRS audits of the Somerset limited partnership and of REX.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was $28.8 million for fiscal 2005 versus $28.4 million for fiscal 2004.

Discontinued Operations – During fiscal 2005, we closed nine stores that were classified as discontinued operations. In addition, we closed one store subsequent to January 31, 2006 that was classified as discontinued operations. As a result of these underperforming stores, we had a loss from discontinued operations, net of tax benefit, of $754,000 in fiscal 2005 compared to $1,036,000 in fiscal 2004. We sold two of these store locations and as a result had a gain from disposal of discontinued operations, net of a tax provision, of $209,000 in fiscal 2005 compared to $230,000 in fiscal 2004.

Net Income – As a result of the foregoing, net income was $28.3 million for fiscal 2005 versus $27.5 million for fiscal 2004.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other.

Retail

The net sales and revenue are discussed under Net Sales and Revenue—Comparison of Fiscal Years Ended January 31, 2006 and 2005.

Segment profit increased $2.0 million (20.2%) to $11.9 million in fiscal 2005 from $9.9 million in fiscal 2004. The increase in segment profit was primarily related to higher gross profit of $2.8 million. Selling, general and administrative expenses of $91.9 million in fiscal 2005 were $0.7 million (0.8%) higher than the $91.0 million in fiscal 2004. Higher sales commissions were the primary reason for the increase in selling, general and administrative expenses.

Corporate and Other

Income from synthetic fuel investments increased $11.9 million as a result of higher production at all plants. Selling, general and administrative expenses were $3.9 million in fiscal 2005, compared to $3.2 million in fiscal 2004, primarily a result of higher executive incentive payroll expense.

Liquidity and Capital Resources

Our primary sources of financing have been income from operations and our investment in synthetic fuel limited partnerships, supplemented by mortgages on owned properties. We also use borrowings under our revolving line of credit to fund our seasonal working capital needs.

Outlook – We consider our inventory balance of $70.1 million at January 31, 2007 to be a lower than normal balance for that time of the year excluding the impact of possible store closings. Based upon industry conditions, we managed our inventory at lower than normal in late fiscal 2006. In addition, we are carrying a lower level of air conditioners. Our inventory levels are subject to seasonal fluctuations, with January 31 traditionally a time of lower inventory levels. Our cash levels will tend to fluctuate inversely with our inventory levels.

Our pending ethanol investments could require a significant amount, if not all, of our available cash. Consequently, we may be forced to borrow amounts under our revolving line of credit exceeding our historically normal levels. This would result in our incurring additional interest expense. We cannot estimate the potential impact of the phase-out of Section 29/45K tax credits, and the resulting reduction in our income, cannot be accurately determined. Should our income from synthetic fuel investments decline significantly, then we anticipate a resulting increase in amounts borrowed under our revolving line of credit and a corresponding increase in interest expense.

On February 8, 2007, we entered into a Purchase and Sale Agreement with Coventry Real Estate Investments, LLC. Pursuant to the Agreement, we have agreed to sell 94 of our current and former store locations for approximately $84.0 million, before selling expenses, and to leaseback a minimum of 40 of the properties for an initial lease term expiring January 31, 2010. The leases will contain renewal options for up to 15 additional years. Either party may terminate a lease after the initial six months of the initial lease term on 23 to 30 of the sites as selected by us.

We are in the process of analyzing the allocation of the purchase price to individual properties which have a carrying value of approximately $66.5 million, thus, the resulting gain to be recognized cannot currently be determined.

Cash of approximately $17.1 million held by Levelland/Hockley will be used primarily to fund the construction of a 40 million gallon ethanol plant and to provide working capital until the plant commences operations. In addition, Levelland/Hockley intends to borrow up to $43.7 million to fund construction costs.

Operating Activities – Net cash provided by operating activities was $31.8 million for fiscal 2006 compared to $19.0 million in fiscal 2005. For fiscal 2006, operating cash flow was provided by net income of $11.4 million adjusted for the impact of a $10.8 million gain on sales of partnership interest, $1.7 million of stock based compensation expense and non-cash items of $5.8 million, which consist of deferred income, the deferred income tax provision, impairment charges, gain on disposal of fixed assets, income from ethanol investments and depreciation and amortization. Cash was provided by a decrease in inventory of $27.3 million, primarily due to managing our inventory at lower than normal in late fiscal 2006. In addition, we are carrying a lower level of air conditioners. Additionally, cash was provided by a decrease in accounts receivable of $1.5 million and an increase in accounts payable of $2.3 million. The largest uses of cash were an increase in other assets of $4.1 million and a decrease in other liabilities of $3.2 million.

For fiscal 2005, operating cash flow was provided by net income of $28.3 million adjusted for the impact of a $30.5 million gain on sales of partnership interest and non-cash items of $6.5 million, which consist of deferred income, the deferred income tax provision, impairment charges and depreciation and amortization. Cash was provided by a decrease in inventory of $26.8 million, primarily due to a shortage in the supply of certain televisions and lower levels of air conditioners. Additionally, cash was provided by a decrease in accounts receivable of $2.0 million. The largest use of cash was a decrease in accounts payable of $12.5 million. Cash was also used by an increase in other assets of $0.7 million and a decrease in other liabilities of $0.4 million.

Investing Activities – Net cash was used by investing activities of $22.2 million for fiscal 2006. We paid $16.0 million and $5.0 million for equity investments in Patriot and Big River, respectively. We paid $14.0 million for a debt investment in Millennium. The acquisition and resulting consolidation of Levelland/Hockley provided cash of $1.7 million as Levelland/Hockley’s cash balance of $13.2 million exceeded the purchase price of $11.5 million which resulted in us to acquiring a 47.1% ownership interest in Levelland/Hockley. Cash of $3.7 million was provided by proceeds from the sale of our partnership interest in synthetic fuel and $9.3 million from the sale of real estate and buildings. Capital expenditures in fiscal 2006 totaled $1.7 million. Expenditures included approximately $1.0 million for the construction of the Levelland/Hockley ethanol plant and $0.5 million of improvements to existing stores.

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

Financing Activities – Cash provided by financing activities was $12.1 million for fiscal 2006. During fiscal 2006, we borrowed $13.8 million in long term mortgage debt. Scheduled repayments of debt totaled $3.7 million during fiscal 2006. Stock option exercises in fiscal 2006 generated cash of $2.6 million.

Cash used in financing activities was $32.2 million for fiscal 2005. During fiscal 2005, we acquired 1,956,400 shares of our common stock in open market transactions for approximately $28.3 million. During fiscal 2004, we acquired 717,435 shares of our common stock in open market transactions for approximately $7.5 million.

At January 31, 2007, we had a remaining authorization from our Board of Directors to purchase 496,645 shares of our common stock. All acquired shares will be held in treasury for possible future use.

At January 31, 2007, we had approximately $33.9 million of mortgage debt outstanding at a weighted average interest rate of 7.14%, with maturities from February 1, 2008 to December 28, 2021. During fiscal 2006, we paid off $3.7 million of long-term mortgage debt from scheduled repayments. During fiscal 2005, we paid off $9.5 million of long-term mortgage debt from scheduled repayments and the early extinguishment of debt for 14 retail locations.

We received proceeds of approximately $2.6 million and $5.7 million for fiscal years 2006 and 2005, respectively, from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $1.0 million and $2.2 million for fiscal years 2006 and 2005, respectively, which was reflected as an increase in additional paid-in capital.

On September 14, 2004, we entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with four banks. The Loan Agreement provides for a $115,000,000 five-year revolving credit facility, with a $50,000,000 sub-limit for letters of credit, through September 14, 2009. Amounts available for borrowing are based upon the sum of specific percentages of eligible accounts receivable, eligible inventories, and certain real estate assets as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement accrue interest at prime minus .50% or LIBOR plus 1.75%. Borrowings are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. Aggregate commitments under the loan agreement may be increased by up to an additional $50,000,000. This loan agreement replaced our prior $130,000,000 bank credit facility. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. We are in compliance with all covenants at January 31, 2007.

We had no borrowings outstanding on the line of credit at January 31, 2007 or January 31, 2006. A total of approximately $52.2 million was available at January 31, 2007, net of letters of credit outstanding of $0.9 million. Borrowing levels vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2006 were approximately $3.2 million. The weighted average interest rate was 7.4% (261.3% including commitment fees) for fiscal 2006.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include those related to purchasing inventory, mortgaging and leasing retail space. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2007 (amounts in thousands):

	Payment due by period
		Less
		than 1	1-3	3-5	More than
Contractual Obligations (a)	Total	Year	Years	Years	5 Years

Operating lease obligations	$9,817	$4,212	$4,904	$701	$-
Long-term debt obligations	33,914	2,678	7,462	7,929	15,845
Inventory purchase orders	16,948	16,948	-	-	-
Interest on variable rate debt	794	266	359	169
Interest on fixed rate debt	13,053	2,159	3,760	2,845	4,289
Other (b)	56,550	56,550	-	-	-

Total	$131,076	$82,813	$16,485	$11,644	$20,134

(a)

Contractual obligations exclude contingent commitments to invest in three ethanol entities. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion of these commitments.

(b)	Amounts represent construction and related commitments of Levelland/Hockley County Ethanol, LLC for construction of its ethanol producing plant.

Seasonality and Quarterly Fluctuations

Our retail business is seasonal. As is the case with many other retailers, our net sales and revenue and net income are generally greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 30.1% and 33.0% of net sales and revenue for fiscal 2006 and 2005, respectively. The fourth fiscal quarter accounted for 31.3% and 23.2% of net income in fiscal 2006 and 2005, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions, the timing of new ethanol investments and fluctuations in synthetic fuel production.

Impact of Inflation

The impact of inflation has not been material to our results of operations for the past three fiscal years.

Critical Accounting Policies

We believe the application of the following accounting policies, which are important to our financial position and results of operations, require significant assumptions, judgments and estimates on the part of management. We base our assumptions, judgments and estimates on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented in accordance with generally accepted accounting principles (GAAP). However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Further, if different assumptions, judgments and estimates had been used, the results could have been different and such differences could be material. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to the Consolidated Financial Statements. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

We recognize income from synthetic fuel partnership sales as the synthetic fuel is produced and sold except for operations at the Gillette facility as we do not believe that collection of our proceeds is reasonably assured. We estimate the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 4 of the Notes to the Consolidated Financial Statements for a further discussion of synthetic fuel partnership sales.

We include income from our real estate leasing activities in net sales and revenue. We account for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

Goodwill – Goodwill represents the cost in excess of the fair value of net assets acquired. Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) we are required to identify reporting units for purposes of assessing impairment of goodwill. We conduct impairment assessments annually or when events indicate a triggering event has occurred.

Investments - From time to time, in advance of making an investment in debt or equity securities of investees, such as the investments we have in ethanol entities, we may enter into a commitment for such investment which is contingent upon future events occurring, including but not limited to, the investee raising additional financing and/or equity. These commitments may be backed by letters of credit or other means as mutually agreed to by us and the investee. Generally, because commitments are contingently exercisable and represent the potential acquisition of a minority position in the investee, we believe that we are not the primary beneficiary of the investee under the guidance in FASB Interpretation Number 46R (“FIN 46R”). When, and if the commitment is exercised and we make our investment, we are required to re-evaluate whether we are the primary beneficiary under the guidance in FIN 46R.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which we are the primary beneficiary. The evaluation of consolidation under FIN 46R is complex and requires judgments to be made. We have concluded that we are the primary beneficiary of Levelland/Hockley. See Note 5 of the Notes to the Consolidated Financial Statements for a further discussion of the acquisition of Levelland/Hockley. Investments in businesses that we do not control, or maintain a majority voting interest or maintain a primary beneficial interest, but we have the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

Investments in debt securities are considered “held to maturity”, “available for sale”, or “trading securities” under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The fair values of our investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis.

We periodically evaluate our investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If we determine that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying consolidated income statements for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, and the offsetting adjustments to be recorded to beginning retained earnings. SFAS 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. We adopted the provisions of SFAS 154 as applicable, at the beginning of fiscal year 2006, and its adoption had no effect on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. The Company adopted SFAS 123(R) on February 1, 2006. We chose the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of February 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior periods have not been restated.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning February 1, 2007. We estimate the effect of adopting FIN 48 will result in a decrease to beginning retained earnings of less than $1 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement initially applies, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. We anticipate adopting this standard as of February 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We applied the provisions of SAB 108 in the third quarter of fiscal 2006 and there was no impact to the financial statements.

There were no other new accounting standards issued during fiscal 2006 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2007, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

The revolving credit agreement is with four banks through September 14, 2009, with interest at prime minus .50% or LIBOR plus 1.75% and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are based upon the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined, and certain real estate assets. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. At January 31, 2007, a total of approximately $52.2 million was available for borrowings under the revolving credit agreement, net of one letter of credit outstanding of $0.9 million. We had no outstanding borrowings under the revolving credit agreement at January 31, 2007.

Approximately $30.3 million of the mortgage debt consists of fixed rate debt. The interest rates range from 3.7% to 8.5%. The remaining $3.6 million of mortgage debt is variable rate mortgage debt. In general, the rate on the variable rate debt ranges from the one month LIBOR plus 1.75% to prime less 0.25%. If the variable interest rate increased 1%, we estimate our annual interest cost would increase approximately $36,000 for the variable rate mortgage debt. Principal and interest are payable monthly over terms which generally range from 5 to 15 years. The fair value of our long-term debt at January 31, 2007 was approximately $34.1 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities.

We anticipate managing our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and other similar instruments. Levelland Hockley has agreements with Lansing Trade Group, LLC (“Lansing”) for grain procurement and distillers grains marketing and consulting services. Levelland will have the ability to determine grain purchase prices through cash grain forward sales contracts with Lansing. Distillers grains sales prices will be determined through cash forward distillers sales contracts entered into with Lansing. There are no outstanding forward purchase or sales contracts at January 31, 2007.

Item8.  Financial Statements and Supplementary Data

REX STORES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2007 AND 2006
(Amounts in thousands)

ASSETS	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$43,008	$21,363
Accounts receivable—net of allowance for doubtful accounts of $116 and $159 in
2007 and 2006, respectively	1,975	3,457
Synthetic fuel receivable	8,838	1,680
Merchandise inventory—Net	70,078	97,371
Prepaid expenses and other	2,915	2,052
Future income tax benefits	9,192	9,361
Total current assets	136,006	135,284
PROPERTY AND EQUIPMENT—Net	122,769	125,245
ASSETS HELD FOR SALE—Net	2,009	1,497
OTHER ASSETS	8,752	760
GOODWILL	1,322	-
FUTURE INCOME TAX BENEFITS	26,245	30,031
INVESTMENTS	35,699	-
RESTRICTED INVESTMENTS	2,406	2,318

TOTAL ASSETS	$335,208	$295,135

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,678	$2,389
Accounts payable—trade	23,254	20,396
Accrued income taxes	593	541
Current portion of deferred income	11,473	10,883
Accrued payroll and related items	4,528	7,183
Other current liabilities	5,389	5,863
Total current liabilities	47,915	47,255
LONG-TERM LIABILITIES:
Long-term mortgage debt	31,236	21,462
Deferred income	13,825	12,213
Total long-term liabilities	45,061	33,675
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	11,443	-
SHAREHOLDERS' EQUITY:
Common stock, 45,000 shares authorized, 29,513 and 29,390 shares issued at par	295	294
Paid-in capital	139,337	135,775
Retained earnings	252,249	240,898
Treasury stock, 19,089 and 19,289 shares	(161,092)	(162,762)

Total shareholders' equity	230,789	214,205

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$335,208	$295,135

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005
(Amounts in Thousands, Except Per Share Amounts)	2007	2006	2005

NET SALES AND REVENUE	$347,334	$374,451	$358,098

COST OF SALES (EXCLUDING DEPRECIATION)	254,003	270,956	257,276

GROSS PROFIT	93,331	103,495	100,822

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(91,032)	(95,783)	(94,405)

INTEREST INCOME	2,374	308	178

INTEREST EXPENSE	(1,893)	(2,524)	(3,061)

LOSS ON EARLY TERMINATION OF DEBT	-	(22)	(679)

GAIN ON SALE OF REAL ESTATE	2,197	253	246

EQUITY IN INCOME OF UNCONSOLIDATED ETHANOL AFFILIATES	499	-	-

INCOME FROM SYNTHETIC FUEL INVESTMENTS	10,764	30,515	18,615

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,240	36,242	21,716

PROVISION (BENEFIT) FOR INCOME TAXES	5,375	7,428	(6,639)

INCOME FROM CONTINUING OPERATIONS	10,865	28,814	28,355

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(620)	(754)	(1,036)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX	1,106	209	230

NET INCOME	$11,351	$28,269	$27,549

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	10,291	10,688	11,081

BASIC INCOME PER SHARE FROM CONTINUING OPERATIONS	$1.06	$2.69	$2.56
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.06)	(0.07)	(0.09)
BASIC GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	0.10	0.02	0.02
BASIC NET INCOME PER SHARE	$1.10	$2.64	$2.49

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	11,576	12,220	12,714

DILUTED INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.94	$2.36	$2.23
DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.05)	(0.06)	(0.08)
DILUTED GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	0.09	0.01	0.02
DILUTED NET INCOME PER SHARE	$0.98	$2.31	$2.17

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2007, 2006 AND 2005
(Amounts in thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,351	$28,269	$27,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,190	4,645	4,158
Stock based compensation expense	1,660	-	-
Impairment charges	346	1,345	875
Income from equity method investments	(499)	-	-
Minority interest in consolidated subsidiaries	(6)	-	-
Income from synthetic fuel investments	(10,764)	(30,515)	(18,615)
Gain on disposal of real estate and property and equipment	(3,775)	(375)	(60)
Loss on early termination of debt	-	22	284
Deferred income	1,548	961	(871)
Excess tax benefits from stock option exercises	(27)	-	-
Deferred income tax	3,955	(485)	(15,559)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,507	2,003	(654)
Merchandise inventory	27,293	26,817	(7,433)
Other current assets	151	(844)	(33)
Other long term assets	(4,199)	81	2,636
Accounts payable—trade	2,281	(12,446)	97
Other current liabilities	(3,187)	(435)	(600)
Net cash provided by (used in) operating activities	31,825	19,043	(8,226)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,668)	(2,171)	(6,919)
Proceeds from sale of synthetic fuel investments	3,716	30,510	20,038
Purchase of investments	(40,795)	-	-
Repayment of note receivable and sale of investments	5,595	-	7,000
Acquisition, net of cash acquired	1,665	-	-
Proceeds from sale of real estate and property and equipment	9,339	1,523	1,346
Restricted investments	(88)	(48)	(13)
Net cash (used in) provided by investing activities	(22,236)	29,814	21,452
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	13,812	-	-
Payments of long-term debt	(3,749)	(9,547)	(25,408)
Loan fees	(593)	-	-
Stock options exercised	2,559	5,696	4,557
Excess tax benefits from stock option exercises	27	-	-
Treasury stock acquired	-	(28,314)	(7,484)
Net cash provided by (used in) financing activities	12,056	(32,165)	(28,335)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,645	16,692	(15,109)
CASH AND CASH EQUIVALENTS—Beginning of year	21,363	4,671	19,780
CASH AND CASH EQUIVALENTS—End of year	$43,008	$21,363	$4,671

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005
(Amounts in thousands)

	Common Shares						Total
	Issued		Treasury		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE—February 1, 2005	28,308	$283	17,214	$(127,555)	126,124	$185,080	$183,932

Net income						27,549	27,549

Treasury stock acquired			902	(12,174)			(12,174)

Stock options exercised
and related tax effects	730	7	(251)	1,890	7,350	-	9,247

BALANCE—January 31, 2005	29,038	290	17,865	(137,839)	133,474	212,629	208,554

Net income						28,269	28,269

Treasury stock acquired			2,088	(30,186)			(30,186)

Stock options exercised
and related tax effects	352	4	(664)	5,263	2,301	-	7,568

BALANCE—January 31, 2006	29,390	294	19,289	(162,762)	135,775	240,898	214,205

Net income						11,351	11,351

Stock based compensation					1,660		1,660

Stock options exercised
and related tax effects	123	1	(200)	1,670	1,902	-	3,573

BALANCE—January 31, 2007	29,513	$295	19,089	$(161,092)	139,337	$252,249	$230,789

See notes to consolidated financial statements

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation, its wholly-owned subsidiaries and entities in which REX maintains a primary beneficial interest (the “Company”). All significant intercompany balances and transactions have been eliminated. As of January 31, 2007, the Company operated 193 retail consumer electronics and appliance stores under the REX name in 35 states and maintains ownership interests in three ethanol entities. The Company operates in two reportable segments, retail and alternative energy.

Reclassifications – The Company reclassified $1.3 million of outstanding checks from accounts payable to cash at January 31, 2006 to conform to current year presentation.

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

Merchandise Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis and includes certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. In the fourth quarter of fiscal 2006, the Company changed its method of accounting for inventory of an acquired subsidiary, Kelly & Cohen (K&C) from the last-in, first-out (“LIFO”) method to the FIFO method (see note 2). Nine suppliers accounted for approximately 86% of the Company’s purchases in fiscal 2006. Eleven suppliers accounted for approximately 81% of the Company’s purchases in fiscal 2005. Three suppliers represented approximately 45% and 40% of the Company’s inventory purchases in fiscal 2006 and 2005, respectively. The Company has reserves for obsolete inventory of $5,107,000 and $5,211,000 at January 31, 2007 and 2006, respectively.

The Company has inventory that it does not have legal title but maintains constructive title to of $2,825,000 at January 31, 2007. This inventory is subject to a product financing agreement with one vendor. This agreement transfers the risk and rewards of ownership to the Company. Such inventory cannot be encumbered or otherwise pledged as collateral by the Company.

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

The components of property and equipment at January 31, 2007 and 2006 are as follows (amounts in thousands):

	2007	2006

Land	$36,304	$38,269
Buildings and improvements	99,001	103,525
Fixtures and equipment	16,397	17,431
Leasehold improvements	7,067	8,296
Construction in progress	6,834	-

	165,603	167,521
Less: accumulated depreciation	(42,834)	(42,276)

	$122,769	$125,245

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge included in selling, general and administrative expenses in the accompanying consolidated statements of income of $168,000, $1,200,000 and $875,000 in the fiscal years ended January 31, 2007, 2006 and 2005, respectively. In addition, the Company recorded an impairment charge included in discontinued operations in the accompanying consolidated statements of income of $85,000, $100,000 and $0 in the fiscal years ended January 31, 2007, 2006 and 2005 respectively.

Goodwill – Goodwill represents the cost in excess of the fair value of net assets acquired. Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) the Company is required to identify reporting units for purposes of assessing impairment of goodwill. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred.

Investments – Restricted investments, which are principally marketable debt securities of a federal government agency, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2007 and 2006 are required by two states to cover possible future claims under product service contracts. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified the investments as held-to-maturity. The investments had maturity dates of less than one year at January 31, 2007 and 2006. The Company has the intent and ability to hold these securities to maturity.

From time to time, in advance of making an investment in debt or equity securities of investees, such as the contingent investments the Company has in ethanol entities, the Company may enter into a commitment for such investment which is contingent upon future events occurring, including but not limited to, the investee raising additional financing and/or equity. These commitments may be backed by letters of credit or other means as mutually agreed to by the Company and the investee. Generally, because commitments are contingently exercisable and represent the potential acquisition of a minority position in the investee, the Company believes that it is not the primary beneficiary of the investee under the guidance in FASB Interpretation Number 46R (“FIN 46R”). When, and if the commitment is exercised and the Company makes its investment, it is required to re-evaluate whether it is the primary beneficiary under the guidance in FIN 46R.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company has concluded that it is the primary beneficiary of Levelland/Hockley. Results for Levelland/Hockley are accounted for on a one month lag. See Note 5 for a further discussion of the acquisition of Levelland/Hockley. Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

Investments in debt securities are considered “held to maturity”, “available for sale”, or “trading securities” under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The fair values of investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying consolidated income statements for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

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

The Company recognizes amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the income statement. Amounts classified as selling, general and administrative expense were $2,885,000, $3,192,000 and $3,281,000 in fiscal 2006, 2005 and 2004, respectively.

Merchandise sold under interest-free financing arrangements is recorded as a sale when the customer receives the merchandise. In general, the Company receives payment within three to ten business days from the third-party lender. The amount the Company receives from the third-party lender is generally discounted for the interest free financing option, which is recorded as a marketing expense in selling, general and administrative expense. The net expense for third party financing was approximately $1,071,000, $1,191,000, and $1,490,000 in fiscal 2006, 2005 and 2004, respectively.

The Company recognizes income from synthetic fuel partnership sales as production is completed and collectibility of receipts is reasonably assured. The Company is paid for actual tax credits earned as the synthetic fuel is produced with the exception of production at the Pine Mountain (Gillette) facility. The Company estimates the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 4 for a further discussion of synthetic fuel partnership sales.

The Company includes income from its real estate leasing activities in net sales and revenue. The Company accounts for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

Costs of Sales – Cost of sales includes the cost of merchandise, inventory reserves and inventory shortage, receiving, warehousing and freight charges to get merchandise to retail stores, service repair bills as well as cash discounts and rebates. Due to this classification, the Company’s gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling, general and administrative expense. The Company classifies purchasing costs as selling, general and administrative expenses.

Selling, General and Administrative Expenses – The Company includes store expenses (such as payroll and occupancy costs), advertising, buying, depreciation, insurance and overhead costs in selling, general and administrative expenses.

Vendor Allowances and Advertising Costs – Vendors often fund, up front, certain advertising costs, display allowances and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold. Advertising costs are expensed as incurred. Advertising expense was approximately $21,560,000, $23,238,000 and $25,287,000 for the years ended January 31, 2007, 2006 and 2005, respectively and was not offset by vendor allowances.

Interest Cost – Interest expense of $1,893,000, $2,524,000 and $3,061,000 for the years ended January 31, 2007, 2006 and 2005, respectively, is net of approximately $373,000, $15,000 and $37,000 of interest capitalized related to equity investments, store, ethanol plant or warehouse construction. Cash paid for interest in fiscal years 2006, 2005 and 2004 was approximately $2,118,000, $2,525,000 and $3,392,000, respectively; such amounts include $0, $0 and $394,000 of prepayment penalties recorded as loss on early termination of debt for fiscal 2006, 2005 and 2004, respectively.

Loss on Early Termination of Debt – Unamortized deferred financing costs and associated prepayment penalties related to the early payoff of loans are charged to loss on early termination of debt.

Deferred Financing Costs – Direct expenses and fees associated with obtaining notes payable or long-term mortgage debt are capitalized and amortized to interest expense over the life of the loan using the effective interest method.

Store Opening and Closing Costs – Store opening costs are expensed as incurred. Store opening costs incurred in the fiscal years ended January 31, 2007, 2006 and 2005 were not material. The costs associated with closing stores are accrued when the decision is made to close a location. Expenses related to store closing incurred in the fiscal years ended January 31, 2007, 2006 and 2005 were not material.

Stock Compensation – The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. The Company adopted SFAS 123(R) on February 1, 2006. The Company chose the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of February 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior periods have not been restated.

Prior to its adoption of SFAS 123(R), the Company accounted for stock-based compensation in compliance with APB 25, under which no compensation cost was recognized. The Company provided disclosures based on the fair value as permitted by SFAS 123. In fiscal 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $1,660,000 ($1,112,000 net of tax, or $0.11 per basic share and $0.10 per diluted share). Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123(R), the Company revised its current year statement of cash flows presentation to report the excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were approximately $27,000 of excess tax benefits from the exercise of non-qualified stock options for the year ended January 31, 2007.

SFAS 123(R) also requires the Company to establish the beginning balance of the additional paid in capital pool (“APIC pool”) related to actual tax deductions from the exercise of stock options. This APIC pool is available to absorb tax shortfalls (actual tax deductions less than recognized compensation expense) recognized subsequent to the adoption of SFAS 123(R). On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FASB Staff Position provided companies with the option to use either the transition method prescribed by SFAS 123(R) or a simplified alternative method described in the staff position. The Company chose to utilize the transition method prescribed by SFAS 123(R), which requires the calculation of the APIC pool as if the Company had adopted SFAS 123 for fiscal years beginning after December 15, 1994.

SFAS 123 requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted under the fair value method of the original SFAS 123. Had compensation cost for these plans been determined at fair value consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, 2006, and 2005 (amounts in thousands, except per-share amounts):

		2006	2005

Net income	As reported	$28,269	$27,549
Compensation cost, net of tax		3,590	3,370
	Pro forma	24,679	24,179

Basic net income per share	As reported	$2.64	$2.49
Compensation cost, net of tax		0.33	0.31
	Pro forma	2.31	2.18

Diluted net income per share	As reported	$2.31	$2.17
Compensation cost, net of tax		0.29	0.27
	Pro forma	2.02	1.90

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year ended January 31, 2005: risk-free interest rate of 4.7%, expected volatility of 65.4% and a weighted average stock option life of nine years. No options were granted in the fiscal years ended January 31, 2007 or January 31, 2006. In accordance with the provisions of SFAS 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts.

The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2007:

	2007
		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(000's)	Price	(in years)	(000's)

Outstanding—Beginning of year	4,674	$8.15
Granted	-	-
Exercised	(323)	7.69
Canceled or expired	(14)	12.65

Outstanding—End of year	4,337	$8.18	3.8	$ 36,018

Exercisable—End of year	4,007	$7.81	3.5	$ 34,753

The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004, was approximately $3.0 million, $9.1 million and $8.6 million, respectively, resulting in tax deductions to realize benefits of approximately $1.0 million, $2.2 million and $3.0 million, respectively.

At January 31, 2007, there was approximately $2.8 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Extended Service Contracts – Extended service contract revenues, net of sales commissions, are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers' warranty periods. Terms of coverage, including the manufacturers' warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 3.4%, 2.9% and 3.4% of net sales and revenue for fiscal 2006, 2005 and 2004, respectively. Service contract repair costs are charged to operations as incurred.

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

New Accounting Pronouncements – In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. The Company adopted the provisions of SFAS 154, as applicable, at the beginning of fiscal 2006, and its adoption had no effect on the Company’s financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning February 1, 2007. The Company expects the adoption of FIN 48 to reduce beginning retained earnings by less than $1 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement initially applies, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The Company anticipates adopting this standard as of February 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 in the third quarter of fiscal 2006 and there was no impact to the financial statements.

2.      ACCOUNTING CHANGES

During the fourth quarter of fiscal 2006, the Company changed its method of accounting for the inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (“K&C”). K&C inventory was historically valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company changed its method of accounting for the inventory of K&C from the LIFO method to the first-in, first-out (“FIFO”) method. The Company believes the FIFO method is preferable because it conforms all of the Company’s inventory to a single costing method and it is comparable with its major competitors. In accordance with FAS 154, “Accounting Changes and Error Corrections” (FAS 154), the change from the LIFO method has been applied retrospectively. However, the change to the FIFO method for the K&C inventory does not result in either a current period or retrospective adjustment to any historical consolidated balance sheets, statements of income or statements of cash flow as the lower of cost or market inventory value using the LIFO method has been equivalent to the lower of cost or market inventory value using the FIFO method for all periods presented.

3.      INVESTMENTS

The Company has debt and equity investments. The debt investments are accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (FAS 115) while the equity investments are accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18).

The following tables summarize investments at January 31, 2007 and 2006 (amounts in thousands):

Debt Securities January 31, 2007

	Coupon			Fair Market	Carrying
Investment	Rate	Maturity	Classification	Value	Amount

Federal National Mortgage
Association Note	5.04%	2/16/2007	Held to Maturity	$1,473	$1,473

Millennium Ethanol, LLC
Convertible Note	15.60%	4/1/2015	Available for Sale	14,000	14,000

Total Debt Securities				$15,473	$15,473

Debt Securities January 31, 2006

				Fair
	Coupon			Market	Carrying
Investment	Rate	Maturity	Classification	Value	Amount

Federal Home Loan
Bank Note	3.95%	2/10/2006	Held to Maturity	$1,406	$1,406

Total Debt Securities				$1,406	$1,406

There were no realized or unrealized holding gains or losses in fiscal 2006 and 2005.

On March 17, 2006, the Company entered into an agreement to purchase a note in the principal amount of $14 million to be issued by Millennium Ethanol, LLC (“Millennium”) which has commenced construction of an ethanol producing facility in Marion, South Dakota. The facility is expected to have a design capacity of 100 million gallons annually. The Company funded the note on December 18, 2006. The note agreement provides the Company rights to purchase a minority equity interest in Millennium in exchange for the note. Monthly payments of principal and interest are scheduled to begin on the earlier of the date the ethanol plant is certified ready for production or April 1, 2008. Accrued interest receivable was $256,000 at January 31, 2007.

The Company has $933,000 and $912,000 at January 31, 2007 and 2006, respectively, on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 5.7% and 3.2% at January 31, 2007 and 2006, respectively.

Equity Securities January 31, 2007:

	Ownership	Carrying	Initial
Entity	Percentage	Amount	Investment

Big River Resources, LLC	4.3%	$5,499	$5,000

Patriot Renewable Fuels, LLC	23.3%	16,200	16,000

Total Equity Securities		$21,699	$21,000

On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River Resources, LLC (“Big River”). Big River is an Iowa limited liability company and holding company for several entities including Big River Resources West Burlington, LLC which presently operates a 52 million gallon ethanol manufacturing facility. The Company has funded $5 million of this investment in exchange for a 4.3% ownership interest. On January 25, 2007, the Company advanced an additional $5.0 million to Big River Resources, LLC (see Note 6). This investment was effective February 1, 2007 and increased the Company’s ownership percentage from 4.3% to 6.9%. The remaining $10 million investment is expected to occur in fiscal 2007. The Company’s final ownership percentage will be determined once Big River has obtained all funding. During fiscal 2006, the Company recorded income of $499,000 as its share of earnings from Big River.

On June 8, 2006, the Company entered into an agreement to invest $16 million in Patriot Renewable Fuels, LLC (“Patriot”) which has commenced construction of an ethanol producing facility in Annawon, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The Company funded this investment on December 4, 2006 in exchange for a 23.3% ownership interest. Patriot is a development stage enterprise; the Company has capitalized interest of $200,000 at January 31, 2007 as Patriot is constructing its ethanol plant.

4.      SYNTHETIC FUEL LIMITED PARTNERSHIPS

During fiscal 1998, the Company invested in two limited partnerships that produce synthetic fuels. The limited partnerships earned Federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the quantity and content of synthetic fuel production and sales. Under current law, credits under Section 29/45K are available for qualified fuels sold before January 1, 2008 (see Note 16). The Company accounts for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $200,000, $6,400,000, and $8,000,000 in fiscal 2006, 2005 and 2004, respectively (see Note 14).

Effective February 1, 1999, the Company sold a 13% interest in Colona Synfuel Limited Partnership, L.L.L.P (Colona) reducing its initial 30% ownership interest to 17%. The Company expects to receive cash payments from the sale on a quarterly basis through December 31, 2007, subject to production levels. These payments are contingent upon and equal to 75% of the federal income tax credits attributable to the 13% interest sold and are subject to certain annual limitations, as specified in the sale agreement. The Company earned and reported as income approximately $1.9 million, $8.5 million and $7.2 million for fiscal years 2006, 2005 and 2004, respectively. The maximum that can be received for calendar 2007 is approximately $9.5 million.

Effective July 31, 2000, the Company sold an additional portion of its interest in the Colona partnership, reducing its ownership percentage from 17% to 8%. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007, subject to production levels. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 9% interest sold subject to annual limitations or 74.25% of the federal income tax credits attributable to the 9% interest sold with no annual limitations. The amount earned and reported as income was approximately $1.8 million, $7.6 million and $5.8 million for fiscal 2006, 2005 and 2004, respectively.

Effective May 31, 2001, the Company sold its remaining 8% ownership in the Colona partnership. The Company expects to receive payments from the sale on a quarterly basis through December 31, 2007, subject to production levels. These payments are contingent upon and equal to the greater of 82.5% of the federal income tax credits attributable to the 8% interest sold, subject to annual limitations or 74.25% of the federal income tax credits attributable to the 8% interest sold with no annual limitations. The amount earned and reported as income was approximately $1.6 million, $6.7 million and $5.1 million for fiscal 2006, 2005 and 2004, respectively.

Effective October 1, 2005, the Company sold its entire ownership interest in Somerset Synfuel, L.P., a limited partnership that owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. The Company expects to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. The amount earned and reported as income was approximately $4.4 million and $1.6 million for fiscal 2006 and 2005, respectively. With this sale, the Company has divested all of its ownership interests in facilities that produce synthetic fuel which qualifies for Section 29/45K tax credits.

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

Income from synthetic fuel investments also includes income related to the sale of the Company’s membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million (resulting in $0.5 million in pre tax investment income) at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company is eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. The Company recognized approximately $1.1 million and $6.1 million of pre-tax investment income from this sale during fiscal 2006 and 2005, respectively.

5.      BUSINESS COMBINATIONS

On September 30, 2006, the Company acquired 47 percent of the outstanding membership units of Levelland/Hockley County Ethanol, LLC (“Levelland/Hockley”). Levelland/Hockley is a development stage entity that has commenced construction of an ethanol production facility in Levelland, Texas, which will have a design capacity of 40 million gallons of ethanol annually. The purchase, along with the Company’s $5 million convertible secured promissory note investment, enables the Company to secure a majority equity interest in Levelland/Hockley.

The results of Levelland/Hockley’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. The Company has funded the majority of the at risk equity, therefore, under FIN 46R, the Company is considered to be the primary beneficiary. The aggregate purchase price was $11.5 million, all of which was cash.

The acquisition was recorded by allocating the total purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair values of the assets acquired and liabilities assumed was recorded as goodwill. The acquired goodwill of $1.3 million was the only change in goodwill for the years ended January 31, 2007, 2006 and 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Cash	$13,165
Accrued interest receivable	24
Property, plant and equipment	595
Prepaid loan fees	3,200
Deposits	5,220
Goodwill	1,322
Total assets acquired	23,526
Current liabilities	(577)
Minority interest	(11,449)
Net purchase price	$11,500

Prepaid loan fees and have an estimated useful life of 6 years. None of the goodwill is expected to be deductible for income tax purposes.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Levelland/Hockley, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share amounts):

	Years Ended
	January 31,
	2007	2006

Net sales and revenue	$347,334	$374,451
Net income	10,871	27,870
Basic net income per share	1.06	2.61
Diluted net income per share	0.94	2.28

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes adjustments to interest income and expense and related income tax effects.

6.      OTHER ASSETS

The components of other assets at January 31, 2007 and 2006 are as follows (amounts in thousands):

	January 31,
	2007	2006

Prepaid loan fees	$4,377	646
Advance equity investment	5,000	-
Other	155	237
Total	9,532	883
Less current portion	780	123
Long term	$8,752	$760

Advance equity investment represents a payment made to Big River Resources, LLC in January 2007, and effective February 1, 2007; this increased the Company’s ownership percentage in Big River from 4.3% to 6.9%. Prepaid loan fees represent amounts paid to obtain both mortgage debt and borrowings under the Company’s and Levelland/Hockley’s line of credit. Such amounts are amortized as interest expense. Future amortization expense is as follows (amounts in thousands):

Year Ended January 31,	Amortization

2008	$780
2009	984
2010	830
2011	632
2012	579
Thereafter	572
Total	$4,377

7.     NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the average trading price of the Company’s common stock for fiscal 2006, 2005 and 2004.

The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for the years ended January 31, 2007, 2006, and 2005 (amounts in thousands, except per-share amounts):

	2007

	Income	Shares	Per Share

Basic net income per share from continuing operations	$10,865	10,291	$1.06
Effect of stock options		1,285

Diluted net income per share from continuing operations	$10,865	11,576	$0.94

	2006

	Income	Shares	Per Share

Basic net income per share from continuing operations	$28,814	10,688	$2.69
Effect of stock options		1,532

Diluted net income per share from continuing operations	$28,814	12,220	$2.36

	2005

	Income	Shares	Per Share

Basic net income per share from continuing operations	$28,355	11,081	$2.56
Effect of stock options		1,633

Diluted net income per share from continuing operations	$28,355	12,714	$2.23

For the years ended January 31, 2007, 2006 and 2005, a total of 468,779, 296,702 and 325,136 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company’s common stock for those periods. Equivalent shares information herein was also used for purposes of determining earnings per share related to discontinued operations.

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

9.      COMMON STOCK

During the years ended January 31, 2007, 2006 and 2005, the Company purchased 0 shares, 2,088,671 shares and 901,529 shares, respectively, of its common stock for $0, $30,186,000 and $12,174,000, respectively. Included in these amounts are shares the Company received totaling 0, 132,271 and 184,094 for the years ended January 31, 2007, 2006 and 2005, respectively, as tenders of the exercise price of stock options exercised by the Company’s Chief Executive Officer, all pursuant to the Stock-for-Stock and Cashless Option Exercise Rules and Procedures adopted by the Company on June 4, 2001. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $0, $1,872,000 and $2,800,000 for the years ended January 31, 2007, 2006 and 2005, respectively. At January 31, 2007, the Company was authorized by its Board of Directors to purchase, in open market transactions, an additional 496,645 shares of its common stock.

10.    REVOLVING LINE OF CREDIT

The $115,000,000 revolving credit agreement is with four banks and expires on September 14, 2009. Amounts available for borrowing under the loan agreement are subject to a borrowing base equal to the sum of 85% of net appraised liquidation value of eligible inventory, 85% of eligible receivables and 60% of the fair market value of certain real estate assets. Borrowings accrue interest at prime minus 0.5% or LIBOR plus 1.75%. Borrowings are guaranteed by the Company and are presently secured by all of the Company’s inventory, receivables, certain real estate assets and the capital stock of the Company’s subsidiaries. Aggregate commitments under the loan agreement may be increased by up to an additional $50,000,000. The loan agreement does not contain any financial covenants. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. The Company was in compliance with all covenants as of January 31, 2007.

There were no borrowings outstanding on the line of credit at January 31, 2007 or January 31, 2006. A total of approximately $52.2 million was available at January 31, 2007, net of one letter of credit outstanding of $0.9 million at that time.

Borrowing levels vary during the course of a year based upon seasonal working capital needs. The maximum direct borrowings outstanding during fiscal 2006 were approximately $3.2 million. The weighted average interest rate was 7.4% (261.3% including commitment fees) for fiscal 2006.

11.    LONG-TERM MORTGAGE DEBT

Long-term mortgage debt consists of notes payable secured by certain land, buildings and leasehold improvements. Interest rates ranged from 3.7% to 8.5% in fiscal years 2006 and 2005. Principal and interest are payable monthly over terms that generally range from 5 to 15 years. The following provides information on rates segregated as fixed or variable and by term for fiscal 2006 and fiscal 2005:

	Fiscal 2006
		Balance
Interest Rates	Maturity	(in thousands)

	Variable
7.07% - 8.00%	Within five years	$3,642

	Fixed
6.75% - 8.50%	Within five years	$5,790
3.70% - 8.40%	Five to ten years	22,264
7.75% - 7.95%	Ten to fifteen years	2,218
	Total fixed	$30,272

	Fiscal 2005
		Balance
Interest Rates	Maturity	(in thousands)

	Variable
6.26% - 7.25%	Within five years	$4,932
7.75%	Five to ten years	782
	Total variable	$5,714

	Fixed
5.75% - 8.50%	Within five years	$5,139
3.70% - 8.40%	Five to ten years	12,157
6.85%	Ten to fifteen years	841
	Total fixed	$18,137

Maturities of long-term debt are as follows (amounts in thousands):

Years Ending
January 31,

2008	$2,678
2009	3,420
2010	4,042
2011	4,768
2012	3,161
Thereafter	15,845
$33,914

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

The fair value of the Company’s long-term debt at January 31, 2007 and 2006 was approximately $34.1 million and $24.1 million, respectively.

On September 27, 2006, Levelland/Hockley entered into a construction and term loan agreement with Merrill Lynch Capital (“MLC”) for a principal sum up to $43.7 million. Advances are available monthly at a minimum of $2 million each, with usage restrictions limited to actual costs incurred for items agreed upon. The construction and term loan bears interest at a floating rate of 400 basis points above the LIBO rate, adjusted monthly through the maturity date. The construction loan will be converted into a term loan on March 31, 2008, or earlier if certain terms of the construction and term loan agreement are fulfilled.

Interest accrues upon the initial draw request through the conversion date, payments will be required monthly for accrued interest only. Beginning with the first monthly payment date following the conversion date, payments will be due in 59 equal monthly payments of principal and accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date for the remaining unpaid principal balance with accrued interest. The maturity date for the term loan will be the fifth anniversary of the conversion date.

The construction and term loan is secured by all property of Levelland/Hockley. As of January 31, 2007, no amounts were drawn on the construction and term loan. Levelland/Hockley paid approximately $3.2 million for various fees associated with the construction and term loan agreement. This is recorded as prepaid loan fees and will be amortized ratably over the loan term.

12.    EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the Omnibus Plans). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2007, 108,011 and 2,038,032 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

On October 14, 1998, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $4.42, which represented the market price on the date of grant. These options are fully vested as of December 31, 2003. On January 31, 2007, 904,332 of these options remained outstanding.

On April 17, 2001, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These are fully vested as of December 31, 2005. All of these options remained outstanding at January 31, 2007.

On May 26, 2005, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company’s common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by executive officers, became immediately exercisable. As a result of the acceleration, stock option expense was reduced by approximately $723,000, ($470,000, net of tax) during fiscal 2006 and will be reduced by approximately $181,000, ($118,000, net of tax) during fiscal 2007.

The following summarizes stock option activity for the years ended January 31, 2007, 2006 and 2005 (amounts in thousands, except per-share amounts):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000's)	Price	(000's)	Price	(000's)	Price

Outstanding—Beginning of year	4,674	$8.15	5,751	$7.70	6,391	$7.24
Granted	-	-	-	-	369	12.42
Exercised	(323)	7.69	(1,016)	5.29	(981)	6.37
Canceled or expired	(14)	12.65	(61)	12.75	(28)	12.36

Outstanding—End of year	4,337	$8.18	4,674	$8.15	5,751	$7.70

Exercisable—End of year	4,007	$7.81	4,082	$7.62	4,183	$6.52

Weighted average fair value of
options granted	-		-		$9.51

Price ranges and other information for stock options outstanding as of January 31, 2007 were as follows (amounts in thousands, except per share amounts):

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Shares	Exercise	Remaining	Shares	Exercise
Prices	(000's)	Price	Life	(000's)	Price

$4.42 to $6.63	1,390	$4.64	1.60	1,390	$4.64
$8.01 to $12.02	2,043	8.30	4.07	2,043	8.30
$12.04 to $16.04	904	13.32	6.46	574	13.70

	4,337	$8.18	3.78	4,007	$7.81

Profit Sharing Plan – The Company has a qualified, noncontributory profit sharing plan (the “Plan”) covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $26,000, $27,000 and $30,000 for the years ended January 31, 2007, 2006 and 2005, respectively, under the Plan.

13.    LEASES AND COMMITMENTS

The Company is committed under operating leases for certain retail store locations. The lease agreements are for varying terms through 2012 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases.

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

The following is a summary of rent expense under operating leases (amounts in thousands):

Years Ended	Minimum	Gain	Sublease
January 31	Rentals	Amortization	Income	Total

2007	$4,843	$(50)	$(218)	$4,575
2006	5,104	-	(133)	4,971
2005	6,169	(300)	(290)	5,579

The Company is secondarily liable under certain lease arrangements when there is a sublessee. These arrangements arise out of the normal course of business when the Company decides to close stores prior to lease expiration. As of January 31, 2007, future minimum annual rentals on all leased locations and sublease income are as follows (amounts in thousands):

Years Ended	Minimum	Sublease
January 31	Rentals	Income

2008	$4,212	$221
2009	3,205	215
2010	1,699	135
2011	495	70
2012	206	5

	$9,817	$646

At January 31, 2007, the Company has lease agreements, as landlord, for all or portions of 23 owned properties. At 16 of these locations, the Company does not operate a retail store. The Company operates a store and leases a portion of the properties to tenants at seven properties. Subsequent to January 31, 2007, the Company closed one store, which remains partially leased to a tenant. All of the leases are accounted for as operating leases. The Company recognized lease income of approximately $1,778,000, $942,000 and $809,000 in fiscal years 2006, 2005 and 2004, respectively.

As of January 31, 2007, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended	Minimum
January 31	Rentals

2008	$1,670
2009	1,549
2010	1,452
2011	1,221
2012	514
Thereafter	1,047

$7,453

OTHER COMMITMENTS

On May 26, 2006, the Company entered into an agreement to invest $24.9 million in One Earth Energy, LLC (“One Earth”), a limited liability company that intends to construct and, subsequently, operate an ethanol producing facility. The equity investment is expected to occur before June 30, 2007, subject to One Earth obtaining additional financing and certain other conditions.

On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River Resources, LLC (“Big River”). The Company has funded $5 million of this investment in exchange for a 4.3% ownership interest and made an advance payment of $5 million for an additional ownership interest of 2.6%, effective February 1, 2007.

In June 2006, Levelland/Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is $58 million, subject to adjustments as provided by the general conditions of the agreement.

On July 25, 2002 Levelland/Hockley entered into an agreement with RIO Technical Services, Inc. (“RIO”) regarding the planning, financing, design, construction, and operation of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland/Hockley. The Company estimates that fees for these services will be approximately $4 million. Of this amount, $1 million was paid and recorded as construction in process at January 31, 2007.

In addition, Levelland/Hockley paid RIO approximately $3.6 million as compensation for RIO’s evaluation and assistance for Levelland/Hockley to obtain financing. These costs are recorded as either prepaid loan fees or equity issuance costs.

14.    INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended January 31, 2007, 2006 and 2005 consists of the following (amounts in thousands):

	2007	2006	2005
Federal:
Current	$1,339	$7,561	$8,420
Deferred	4,109	(1,520)	(15,239)

	5,448	6,041	(6,819)
State and Local:
Current	81	352	499
Deferred	(154)	1,035	(319)

	(73)	1,387	180

	$5,375	$7,428	$(6,639)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2007 and 2006 (amounts in thousands):

	2007	2006

Assets:
Deferral of service contract income	$8,938	$8,311
Accrued liabilities	1,808	2,075
Inventory accounting	2,693	3,968
Income from synthetic fuel investments	1,297	3,033
Installment sales of limited partnerships	(2,614)	(1,781)
Depreciation	968	1,627
AMT credit carryforward	22,322	23,006
Valuation allowance	(959)	(1,021)
Other items	984	174

Total net future income tax benefits	$35,437	$39,392

The Company paid approximately $5,231,000 and $4,875,000 of alternative minimum tax (“AMT”) for the years ended January 31, 2006 and 2005, respectively. The AMT liability in excess of the regular tax liability results in an AMT credit carryforward, which can be used to offset future regular income tax liabilities subject to certain limitations. Therefore, for financial statement purposes, the required AMT payment has been recorded as an AMT credit carryforward. The AMT credit carryforwards have no expiration date.

The Company has state net operating loss carryforwards of approximately $17.6 million, which will begin to expire in fiscal 2007.

The Company reduced the valuation allowance by $62,000 and $3,595,000 in fiscal 2006 and 2004, respectively. The Company established an additional valuation allowance of $669,000 in fiscal 2005. Adjustments in fiscal 2006 and 2005 are a result of the uncertainty of realizing certain future state tax benefits. The adjustment in fiscal 2004 is a result of IRS audits being completed on certain years that the Company was uncertain as to the realization of income tax credits. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets. The Company must generate approximately $149 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

Since fiscal 1998, the Company has been allocated in aggregate approximately $47.9 million in Section 29/45K tax credits from its investment in two partnerships (see Notes 4 and 16). The Internal Revenue Service (IRS) has completed an audit of the Colona partnership and a closing agreement was signed with the IRS with no impact on tax credits generated. The IRS has also audited the Somerset partnership for a certain year reporting no changes on tax credits generated for that year.

The Company paid income taxes of $1,210,000, $7,041,000 and $4,809,000 in the years ended January 31, 2007, 2006 and 2005, respectively.

The effective income tax rate on consolidated pre-tax income differs from the federal income tax statutory rate for the years ended January 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005

Federal income tax at statutory rate	34.0%	35.0%	35.0%
Tax credits from investment in limited partnership	(1.4)	(17.6)	(37.0)
State and local taxes, net of federal tax benefit	(0.4)	1.9	(1.3)
Net provision (reduction) in valuation allowance	0.3	1.8	(29.0)
Other	0.6	(0.6)	1.7

	33.1%	20.5%	(30.6)%

15.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

All amounts reported as discontinued operations and assets held for sale relate to the Company’s retail segment. During fiscal years 2006 and 2005, the Company closed 14 and nine stores, respectively, in vacated markets. Accordingly, those stores were classified as discontinued operations for all periods presented. Three of the closed stores are classified as assets held for sale. The Company expects to sell the assets related to these stores within the next 12 months through normal real estate channels. Subsequent to January 31, 2007, the Company closed three stores classified as discontinued operations.

Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the years ended January 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005

Net sales and revenue	$16,618	$29,615	$41,874
Cost of merchandise sold	12,762	22,039	31,159
Loss before benefit for income taxes	939	1,142	1,570
Benefit for income taxes	319	388	534
Gain on disposal	1,676	317	348
Provision for income taxes	570	108	118
Net income (loss)	$486	$(545)	$(806)

16.    CONTINGENCIES

The Company owned a minority interest in two entities (Somerset and Colona) that provided Section 29/45K credits to the Company in the current and prior years. The production and sale of the synthetic fuel from these facilities qualify for tax credits under Code Section 29/45K if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. The amount of Section 29/45K credits that the Company is allowed to claim in any year is limited by the amount of the Company's regular income tax liability. Excess credits cannot be carried back or carried forward to offset the Company’s regular tax liability in any other tax year. In addition, synthetic fuel tax credits may not be utilized to offset the Company’s alternative minimum tax liability. Consequently, the Company may pay significant alterative minimum tax when utilizing synthetic fuel tax credits. To the extent the Company pays alternative minimum tax, the Company generates alternative minimum tax credits which are carried forward indefinitely. The Company has been allocated in the aggregate approximately $47.9 million, including $6.4 million for fiscal 2005, in Section 29/45K credits. Should the tax credits be denied on any future audit and the Company fails to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant impact on earnings and cash flows. In the Company's opinion, the Somerset and Colona partnerships are complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the partnerships will prevail if challenged by the IRS on any credits taken.

The Company sold its entire interest, through a series of transactions, in three partnerships (Colona, Gillette and Somerset) that owned synthetic fuel facilities. As such, the Company will no longer be allocated Section 29/45K tax credits after fiscal 2005. In connection with the Colona and Somerset sales, the Company receives contingent payments based upon percentages of qualified Section 29/45K credits generated. In connection with the sale of the Gillette partnership, the Company is eligible to receive contingent payments based upon the amount of "qualified production." The Company recognized $10.8 million in fiscal 2006 from these sales. In the event that the synthetic fuel tax credits or production from the Colona, Gillette or Somerset facility is reduced, including an increase in the price of oil that could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sales could be significantly impacted.

As provided by the current Internal Revenue Code, the Code Section 29/45K tax credit program is expected to continue through December 31, 2007. Recent increases in the price of oil could limit the amount of those credits or eliminate them altogether. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the Section 29/45K tax credits are subject to phase out. For calendar year 2006, the Threshold Price was $56.71 per barrel and the Phase Out Price was $71.19 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation.

The Company cannot determine the Annual Average Price for 2006 or beyond. If during 2007, oil prices remain at historically high levels or increase, the Company's synthetic fuel income may be adversely affected. Based upon the price of oil to date, the Company estimates the tax credits and related income would be subject to approximately a 40% phase out for calendar year 2006. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that the Company has no control or decision involvement with production levels, the Company cannot determine the impact of possible production reduction or elimination on the Company’s financial results.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements.

17.    SEGMENT REPORTING

The Company has two reportable segments, consumer electronics and appliance retailing (“retail”) and alternative energy. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Amounts in the other category below include business activities that are not separately reportable and income from synthetic fuel investments (amounts in thousands):

	Years Ended January 31,
	2007	2006	2005
Net sales and revenues:
Retail	$347,334	$374,451	$358,098
Alternative energy	-	-	-
Total net sales and revenues	$347,334	$374,451	$358,098

Segment profit:
Retail segment profit	$7,818	$11,861	$9,892
Alternative energy segment profit	168	-	-
Corporate expenses	(2,138)	(3,896)	(3,229)
Interest expense	(1,893)	(2,546)	(3,740)
Interest income	1,521	308	178
Income from synthetic fuel investments	10,764	30,515	18,615
Income from continuing operations before income taxes	$16,240	$36,242	$21,716

Interest income:
Retail	$-	$-	$-
Alternative energy	853	-	-
Unallocated	1,521	308	178
Total interest income	$2,374	$308	$178

Depreciation and amortization expense:
Retail	$4,190	$4,645	$4,158
Alternative energy	-	-	-
Total depreciation and amortization expense	$4,190	$4,645	$4,158

Equity in unconsolidated affiliates:
Retail	$-	$-	$-
Alternative energy	498	-	-
Total equity in unconsolidated affiliates:	$498	$-	$-

Additions to property and equipment:
Retail	$848	$2,171	$6,919
Alternative energy	820	-	-
Total additions to property and equipment	$1,668	$2,171	$6,919

Assets:
Retail	$223,432	$254,063	$270,369
Alternative energy	67,653	-	-
Corporate	44,123	41,182	40,582
Total assets	$335,208	$295,245	$310,951

	Years Ended January 31,
	2007	2006	2005
Sales of products:
Retail	$333,661	$362,482	$344,993
Alternative energy	-	-	-
Total sales of products	$333,661	$362,482	$344,993

Sales of services:
Retail	$13,673	$11,969	$13,104
Alternative energy	-	-	-
Total sales of services	$13,673	$11,969	$13,104

Additions to other long lived assets:
Retail		-	-
Alternative energy	42,021	-	-
Total additions to other long lived assets	$42,021	-	-

Additions to other long lived assets represent primarily equity method investments and goodwill.

Certain corporate costs and expenses, including information technology, employee benefits, and other shared services, are allocated to the business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily synthetic fuel accounts receivable and deferred income tax benefits.

Cash, except for cash held by Levelland/Hockley is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $17.1 million held by Levelland/Hockley will be used primarily to fund the construction of a 40 million gallon ethanol plant and to provide working capital until the plant commences operations.

18.    SUBSEQUENT EVENTS

On February 8, 2007, the Company entered into a Purchase and Sale Agreement with Coventry Real Estate Investments, LLC. Pursuant to the Agreement, the Company has agreed to sell 94 of its current and former store locations for approximately $84.0 million, before selling expenses, and to leaseback a minimum of 40 of the properties for an initial lease term expiring January 31, 2010. The leases will contain renewal options for up to 15 additional years. Either party may terminate a lease after the initial six months of the initial lease term on 23 to 30 of the sites as selected by the Company.

The Company is in the process of analyzing the allocation of the purchase price to individual properties which have a carrying value of approximately $66.5 million, thus, the resulting gain to be recognized cannot currently be determined. The Company intends to use the proceeds from the sale to pay off approximately $17 to $19 million in mortgage debt related to these properties, to fund its alternative energy projects and for other general corporate purposes.

Closing of the transaction is subject to customary conditions, including title commitments, surveys and, on certain properties, environmental and site inspections. Either party has the right to terminate the Agreement if a threshold number of stores, or mix of locations, is not met. The Agreement also contains customary non-solicitation provisions. The closing is scheduled to occur on or before April 30, 2007.

Subsequent to January 31, 2007, the Company closed 29 of its retail stores. Of these properties, 26 were owned and three were leased. One of the owned properties was sold; the Company intends to market the remaining 25 owned properties for lease or sale (21 are currently included in the Purchase and Sale Agreement with Coventry Real Estate Investments, LLC). Costs associated with closing the 29 retail stores were insignificant.

Effective February 1, 2007, the Company’s ownership percentage in Big River Resources, LLC increased from 4.3% to 6.9% as the Company funded an equity investment of $5 million in January 2007 resulting in the contingent commitment being reduced to $10 million.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX Stores Corporation

     We have audited the accompanying consolidated balance sheets of REX Stores Corporation and subsidiaries (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (Revised 2004), Shared Based Payments, effective February 1, 2006.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP

Cincinnati, Ohio

April 16, 2007

REX STORES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005
(Amounts in thousands)

		Additions	Deductions
	Balance	Charged to	Charges for	Balance
	Beginning	Cost and	Which Reserves	End
	of Year	Expenses	Were Created	of Year

2007:
Allowance for doubtful accounts	$159	$296	$339	$116

2006:
Allowance for doubtful accounts	$157	$428	$426	$159

2005:
Allowance for doubtful accounts	$235	$346	$424	$157

2007:
Inventory reserve	$5,211	$2,130	$2,234	$5,107

2006:
Inventory reserve	$5,476	$1,750	$2,015	$5,211

2005:
Inventory reserve	$5,386	$984	$894	$5,476

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2007 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2007 based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.      Other Information

          None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX Stores Corporation

     We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that REX Stores Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 31, 2007 of the Company and our report dated April 16, 2007 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R) (Revised 2004), Shared Based Payments in 2006.

Deloitte & Touche LLP

Cincinnati, Ohio

April 16, 2007

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on May 31, 2007, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.      Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 31, 2007 and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 31, 2007 and is incorporated herein by reference.

Item 13.      Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 31, 2007 and is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 31, 2007 and is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

          (a)(1) Financial Statements

The following consolidated financial statements of REX Stores Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

          Consolidated Balance Sheets as of January 31, 2007 and 2006

          Consolidated Statements of Income for the years ended January 31, 2007, 2006 and 2005

          Consolidated Statements of Cash Flows for the years ended January 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2007, 2006 and 2005

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

(a)(3) Exhibits

See Exhibit Index at page 85 of this report.

Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION

By	STUART A. ROSE Stuart A. Rose Chairman of the Board, President and Chief Executive Officer

Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE	Chairman of the Board, President
Stuart A. Rose	and Chief Executive Officer
	(principal executive officer)	April 16, 2007

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
	(principal financial and accounting	April 16, 2007
officer)

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	April 16, 2007

EDWARD M. KRESS
Edward M. Kress	Director	April 16, 2007

ROBERT DAVIDOFF
Robert Davidoff	Director	April 16, 2007

CHARLES A. ELCAN
Charles A. Elcan	Director	April 16, 2007

DAVID S. HARRIS
David S. Harris	Director	April 16, 2007

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 16, 2007

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to
Exhibit 3(a) to Form 10-K for fiscal year ended January 31, 1994, File No. 0-
13283)

	3(b)(1)	By-Laws, as amended (incorporated by reference to Registration Statement
No. 2-95738, Exhibit 3(b), filed February 8, 1985)

	3(b)(2)	Amendment to By-Laws adopted June 29, 1987 (incorporated by reference to
Exhibit 4.5 to Form 10-Q for quarter ended July 31, 1987, File No. 0-13283)

(4)	Instruments defining the rights of security holders, including indentures:

	4(a)	Amended and Restated Loan Agreement dated as of September 14, 2004
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
Inc.) as agent for the Lenders and KeyBank National Association as syndication agent (incorporated by reference to Exhibit 4 (c) to Form 10-K for fiscal year ended January 31, 2006, File No. 001-09097)

	4(d)	Third Amendment to Amended and Restated Loan Agreement dated as of
May 4, 2006 among the Borrowers, REX Stores Corporation, the Lenders named therein, Bank of America, N.A. (f/k/a Fleet Retail Group, Inc.) as
agent for the Lenders and KeyBank National Association as syndication agent (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended April 30, 2006, File No. 001-09097)

	4(e)	Fourth Amendment to Amended and Restated Loan Agreement dated as of
August 18, 2006 among the Borrowers, REX Stores Corporation, the Lenders named therein, Bank of America, N.A. (f/k/a Fleet Retail Group, Inc.) as
agent for the Lenders and KeyBank National Association as syndication agent (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended October 31, 2006, File No. 001-09097)

	4(f)	Construction and Term Loan Agreement dated as of September 27, 2006 among Merrill Lynch Capital, a division of Merrill Lynch Business Financial
Services Inc., as Administrative Agent, the Lenders party thereto and
Levelland/Hockley County Ethanol, LLC

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed as an exhibit to this Form 10-K certain instruments with respect to long-
term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of such instruments to the Commission upon request.

(10)	Material contracts:

	10(a)*	Employment Agreement dated November 29, 2005 between Rex Radio and
Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10(a)
to Form 8-K filed November 30, 2005, File No. 001-09097)

	10(b)*	Amendment No. 1 to Employment Agreement dated December 20, 2006 between Rex Radio and Television, Inc. and Stuart A. Rose

	10(c)*	Employment agreement dated October 11, 2005 between Rex Radio and
Television, Inc. and David L. Bearden (incorporated by reference to Exhibit
10(a) to Form 8-K filed October 12, 2005, File No. 001-09097)

	10(d)*	Executive Stock Option dated October 14, 1998 granting Stuart Rose an option to purchase 500,000 shares of registrant’s Common Stock
(incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended
October 31, 1998, File No. 001-09097)

	10(e)*	Executive Stock Option dated October 14, 1998 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant’s Common Stock
(incorporated by reference to Exhibit 10.4 to Form 10-Q for quarter ended
October 31, 1998, File No. 001-09097)

	10(f)*	Executive Stock Option dated April 17, 2001 granting Stuart Rose an option to purchase 500,000 shares of registrant's Common Stock (incorporated by reference to Exhibit 10(g) to Form 10-K for fiscal year ended January 31,
2002, File No. 001-09097)

	10(g)*	Executive Stock Option dated April 17, 2001 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant's Common Stock
(incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended January 31, 2002, File No. 001-09097)

	10(h)*	Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989,
File No. 0-13283)

	10(i)*	Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989,
File No. 0-13283)

	10(j)*	1995 Omnibus Stock Incentive Plan, as amended and restated effective June
2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective
Amendment No. 1 to Form S-8 Registration Statement No. 33-81706)

	10(k)*	1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit
10(a) to Form 10-Q for quarter ended April 30, 2000, File No. 001-09097)

	10(l)*	Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan
(Nonqualified Stock Option) (incorporated by reference to Exhibit 10(a) to
Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

	10(m)*	Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan
(Nonemployee Director Stock Option) (incorporated by reference to Exhibit
10(b) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

	10(n)	Lease dated December 12, 1994 between Stuart Rose/Beavercreek, Inc. and
Rex Radio and Television, Inc. (incorporated by reference to Exhibit 10(q) to
Form 10-K for fiscal year ended January 31, 1995, File No. 0-13283)

	10(o)	Purchase and Sale Agreement dated February 8, 2007 among Rex Radio and
Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc., REX
Stores Corporation and Coventry Real Estate Investments, LLC

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14
(a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(18)	Letter re change in accounting principles:

18(a) Letter from Deloitte & Touche LLP dated April 16, 2007 regarding change in method of accounting for inventory of Kelly & Cohen Appliances, Inc. from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant

(23)	Consents of experts and counsel:

	23	Consent of Deloitte & Touche LLP to use its report dated April 16, 2007 included in this annual report on Form 10-K into registrant’s Registration
Statements on Form S-8 (Registration Nos. 33-3836, 33-81706, 33-62645,
333-69081, 333-69089, 333-35118 and 333-69690)

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX Stores Corporation, 2875
Needmore Road, Dayton, Ohio 45414.

          Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.