Form 10-Q
period 2007-04-30
REX STORES CORP
filed 2007-06-08
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-09097

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

(937) 276-3931
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act . (Check one): Large accelerated filer ( )           Accelerated filer (X)           Non- accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

At the close of business on June 7, 2007 the registrant had 10,607,325 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Condensed Balance Sheets	3
	Consolidated Condensed Statements of Income	4
	Consolidated Condensed Statements of Shareholders' Equity	5
	Consolidated Condensed Statements of Cash Flows	6
	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	April 30,	January 31,	April 30,
	2007	2007	2006
ASSETS	(In Thousands)
CURRENT ASSETS:
Cash and cash equivalents	$105,355	$43,008	$15,081
Accounts receivable, net	3,439	1,975	3,642
Synthetic fuel receivable	5,485	8,838	3,021
Merchandise inventory, net	90,427	70,078	108,516
Prepaid expenses and other	1,428	2,915	1,955
Future income tax benefits	7,288	9,192	9,339
Total current assets	213,422	136,006	141,554
PROPERTY AND EQUIPMENT, NET	74,426	122,769	123,639
ASSETS HELD FOR SALE, NET	1,676	2,009	2,148
OTHER ASSETS	13,590	18,986	10,354
GOODWILL	1,322	1,322	-
FUTURE INCOME TAX BENEFITS	26,290	26,245	29,671
INVESTMENTS	41,936	35,699	-
RESTRICTED INVESTMENTS	2,425	2,406	2,337
Total assets	$375,087	$345,442	$309,703

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,013	$2,678	$2,432
Deferred income – extended warranties	15,322	15,641	14,549
Accounts payable, trade	45,461	23,254	25,340
Current portion of deferred gain on sale and leaseback	5,420	101	-
Other current liabilities	8,606	10,510	10,415
Total current liabilities	76,822	52,184	52,736
LONG-TERM LIABILITIES:
Long-term mortgage debt	20,627	31,236	20,701
Deferred income – extended warranties	18,677	19,286	18,036
Deferred gain on sale and leaseback	6,748	504	-
Other	940	-	-
Total long-term liabilities	46,992	51,026	38,737
MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY	11,618	11,443	-
SHAREHOLDERS' EQUITY:
Common stock	295	295	295
Paid-in capital	140,264	139,337	137,400
Retained earnings	259,496	252,249	242,387
Treasury stock	(160,400)	(161,092)	(161,852)
Total shareholders' equity	239,655	230,789	218,230
Total liabilities and shareholders' equity	$375,087	$345,442	$309,703

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

	Three Months Ended
	April 30,
	2007	2006
	(In Thousands, Except Per Share Amounts)

NET SALES AND REVENUE	$57,933	$66,049
COST OF SALES (EXCLUDING DEPRECIATION)	40,365	47,774
GROSS PROFIT	17,568	18,275
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(16,907)	(18,310)
INTEREST INCOME	1,293	292
INTEREST EXPENSE	(165)	(401)
LOSS ON EARLY TERMINATION OF DEBT	(651)	-
GAINS ON SALE OF REAL ESTATE, NET	984	-
EQUITY IN INCOME OF UNCONSOLIDATED
ETHANOL AFFILIATES	1,110	-
INCOME FROM SYNTHETIC FUEL INVESTMENTS	6,733	2,062
INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES, MINORITY
INTEREST AND DISCONTINUED OPERATIONS	9,965	1,918
PROVISION FOR INCOME TAXES	3,846	743
MINORITY INTEREST	(95)	-
INCOME FROM CONTINUING OPERATIONS	6,024	1,175
(LOSS) INCOME FROM DISCONTINUED OPERATIONS,
NET OF TAX	(758)	314
GAINS ON DISPOSAL OF DISCONTINUED OPERATIONS, NET
OF TAX	2,268	-
NET INCOME	$7,534	$1,489

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	10,468	10,145

BASIC INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.57	$0.12
BASIC (LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS	(0.07)	0.03
BASIC INCOME PER SHARE ON DISPOSAL OF DISCONTINUED OPERATIONS	0.22	-
BASIC NET INCOME PER SHARE	$0.72	$0.15
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	11,799	11,543
DILUTED INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.51	$0.10
DILUTED (LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS	(0.06)	0.03
DILUTED INCOME PER SHARE ON DISPOSAL OF DISCONTINUED OPERATIONS	0.19	-
DILUTED NET INCOME PER SHARE	$0.64	$0.13

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares						Total
	Issued		Treasury		Paid-in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)

Balance at January 31, 2007	29,513	$295	19,089	$(161,092)	$139,337	$252,249	$230,789

Net income						7,534	7,534

Cumulative effect of
adopting FIN 48						(287)	(287)

Stock based compensation					364		364

Stock options exercised
and related tax effects	4		(80)	692	563		1,255

Balance at April 30, 2007	29,517	$295	19,009	$(160,400)	$140,264	$259,496	$239,655

	Common Shares						Total
	Issued		Treasury		Paid-in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)

Balance at January 31, 2006	29,390	$294	19,289	$(162,762)	$135,775	$240,898	$214,205

Net income						1,489	1,489

Stock based compensation					566		566

Stock options exercised
and related tax effects	74	1	(108)	910	1,059		1,970

Balance at April 30, 2006	29,464	$295	19,181	$(161,852)	$137,400	$242,387	$218,230

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Three Months Ended
	April 30,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,534	$1,489
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	721	985
Stock based compensation expense	364	566
Impairment charges	65	85
Capitalized interest	(499)	-
Income from equity method investments	(1,110)	-
Minority interest	175	-
Income from synthetic fuel investments	(6,733)	(2,062)
(Gain) loss on disposal of real estate and property and equipment	(4,536)	4
Dividends received from equity method investees	175	-
Deferred income	(955)	198
Loss on early termination of debt	620	-
Excess tax benefits from stock option exercises	(19)	(22)
Deferred income tax	1,859	382
Changes in assets and liabilities:
Accounts receivable	(1,464)	(185)
Merchandise inventory	(20,349)	(11,145)
Prepaid expenses and other	867	913
Other long term assets	396	(303)
Accounts payable, trade	18,207	6,211
Other current liabilities	(1,251)	(3,172)
NET CASH USED IN OPERATING ACTIVITIES	(5,933)	(6,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,063)	(129)
Proceeds from sale of synthetic fuel investments	10,086	722
Proceeds from sale of real estate and property and equipment	77,276	10
Restricted investments	(19)	(19)
NET CASH PROVIDED BY INVESTING ACTIVITIES	78,280	584

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(16,258)	(718)
Proceeds from long-term debt	4,984	-
Stock options exercised	1,255	1,153
Excess tax benefits from stock option exercises	19	22
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,000)	457

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,347	(5,015)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,008	20,096
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,355	$15,081

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 30, 2007

Note 1. Consolidated Condensed Financial Statements

          The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2007 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 (fiscal year 2006). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

          Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX Stores Corporation and its wholly-owned subsidiaries and all variable interest entities where the Company has been determined to be the primary beneficiary. Levelland/Hockley County Ethanol, LLC (“Levelland/Hockley”) qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary of Levelland/Hockley, and in accordance with FIN 46R, the Company consolidated Levelland/Hockley effective with the third quarter of fiscal year 2006. The Company includes the results of operations of Levelland/Hockley in its Consolidated Condensed Statement of Income on a delayed basis of one month.

Note 2. Reclassifications

          The Company reclassified $10.2 million and $9.6 million of prepaid commissions from current and long term portion of deferred income on extended warranties to other assets at January 31, 2007 and April 30, 2006, respectively, to conform to current year presentation.

Note 3. Accounting Policies

           The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2006 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses and income from synthetic fuel limited partnership sales and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

          The following table reflects the approximate percent of net sales for each major product group for the following periods:

	Three Months Ended
	April 30,
Product Category	2007	2006
Televisions	52.4%	56.4%
Appliances	29.8	23.2
Audio	5.6	8.5
Video	2.6	3.6
Extended warranties	5.4	3.9
Other	4.2	4.4
	100.0%	100.0%

          Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold or expense incurred. Advertising costs are expensed as incurred.

          The Company’s policy is to exclude taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction from revenue on a net reporting basis.

          The Company recognizes income from synthetic fuel partnership sales as production is completed and collectibility of receipts is reasonably assured. The Company is paid for actual tax credits earned as the synthetic fuel is produced with the exception of production at the Pine Mountain (Gillette) facility. The Company estimates the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 11 for a further discussion of synthetic fuel partnership sales.

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

          Interest expense of $165,000 for the quarter ended April 30, 2007 is net of approximately $499,000 of interest capitalized. No interest was capitalized in the quarter ended April 30, 2006. Cash paid for interest for the quarter ended April 30, 2007 and 2006 was approximately $734,000 and $490,000, respectively.

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $107,000 and $0 for the quarter ended April 30, 2007 and 2006, respectively. See Note 13 for a discussion of the adoption of FIN 48.

          Restricted investments, which are principally marketable debt securities of a federal government agency, are stated at cost plus accrued interest, which approximates market. Restricted investments at April 30, 2007 and 2006 are required by two states to cover possible future claims under product service contracts. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company has classified the investments as held-to-maturity. The investments had maturity dates of less than one year at April 30, 2007 and 2006. The Company has the intent and ability to hold these securities to maturity.

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

          The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary (see Note 6 for a further discussion of the acquisition of Levelland/Hockley). Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

          Investments in debt securities are considered “held to maturity”, “available for sale”, or “trading securities” under SFAS 115. Under SFAS 115, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The fair values of investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis.

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

Recently Issued Accounting Standards

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provision of FIN 48 at the beginning of the first quarter of fiscal year 2007, and the details of the adoption of FIN 48 are described in Note 13.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement initially applies, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company anticipates adopting this standard as of February 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

Note 4. Accounting Changes

          During the fourth quarter of fiscal year 2006, the Company changed its method of accounting for the inventory of an acquired subsidiary, Kelly & Cohen Appliances, Inc. (“K&C”). K&C inventory was historically valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company changed its method of accounting for the inventory of K&C from the LIFO method to the first-in, first-out (“FIFO”) method. The Company believes the FIFO method is preferable because it conforms all of the Company’s inventory to a single costing method and it is comparable with its major competitors. In accordance with SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”), the change from the LIFO method has been applied retrospectively. However, the change to the FIFO method for the K&C inventory did not result in either a current period or retrospective adjustment to any historical consolidated balance sheets, statements of income or statements of cash flow as the lower or cost or market inventory value using the LIFO method has been equivalent to the lower of cost or market inventory value using the FIFO method for all periods presented.

Note 5. Sale and Leaseback Transaction and Other Leases

          On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”), formerly referred to as Coventry Real Estate Investments, LLC (“Coventry”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either the Company or Klac may terminate a lease after the initial six months of the initial lease term on 28 of the leases. The Company also entered into license agreements with Klac for 15 of the properties that allow the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company must vacate the property.

          A pre-tax financial statement gain of $3.2 million (net of expenses and losses) resulted from this sale. Of this gain, $2.2 million was classified as discontinued operations and the remaining $1.0 million was classified as continuing operations. The Company has also deferred $11.6 million, which represents the present value of the minimum lease payments and the gain associated with stores that the Company has continuing involvement with, as defined in SFAS 98, “Accounting for Leases”. The deferred gain will be amortized as a reduction to lease expense over the lease or license periods or recognized as gain on disposal at the end of the lease or license period. The leases have been accounted for as operating leases. Future minimum annual rentals on the properties leased back are $3.0 million, $4.1 million and $4.4 million for the fiscal years ended January 31, 2008, 2009 and 2010, respectively, subject to earlier termination of individual leases.

The following table summarizes the components of the sale and leaseback transaction (amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	31	$-	$3,026

Licensed	15	3,307	(580)

Leased until January 31, 2010	12	4,235	(216)

Leased until January 31, 2010

(6 month kickout clause)	28	4,048	986

Total	86	$11,590	$3,216

          In addition to the leaseback transaction described above, the Company is committed under operating leases for certain retail store locations. The lease agreements are for varying terms through 2011 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases.

          The following table is a summary of rental activity under operating leases (amounts in thousands):

Years Ended	Minimum	Gain	Sublease
January 31	Rentals	Amortization	Income	Total

Remainder of
January 31, 2008	$7,132	$(4,917)	$(221)	$1,994

2009	7,134	(2,113)	(215)	4,806

2010	6,134	(2,113)	(135)	3,886

2011	495	(641)	(70)	(216)

2012	206	(641)	(5)	(440)

Thereafter	-	(1,768)	-	(1,768)

Total	$21,101	$(12,193)	$(646)	$8,262

Note 6. Business Combinations

          On September 30, 2006, the Company acquired 47 percent of the outstanding membership units of Levelland/Hockley County Ethanol, LLC (“Levelland/Hockley”). The results of Levelland/Hockley’s operations have been included in the consolidated financial statements subsequent to the acquisition date. The aggregate purchase price was $11.5 million, all of which was cash.

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

          Prepaid loan fees have an estimated useful life of 6 years. None of the goodwill is expected to be deductible for income tax purposes. Levelland/Hockley is a development stage entity that has commenced construction of an ethanol production facility in Levelland, Texas, which will have a design capacity of 40 million gallons of ethanol annually. The purchase, along with the Company’s $5 million convertible secured promissory note, enables the Company to secure a majority equity interest in Levelland/Hockley.

          The unaudited financial information in the table below summarizes the combined results of operations of the Company and Levelland/Hockley, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented.

The pro forma financial information for the period presented includes adjustments to interest income and expense and related income tax effects (in thousands, except per share data):

Quarter Ended
April 30, 2006

Net sales and revenue	$66,049
Net income	$1,390
Basic net income per share	$0.14
Diluted net income per share	$0.12

Note 7. Other Assets

          The components of other assets at April 30, 2007, January 31, 2007 and April 30, 2006 are as follows (amounts in thousands):

	April 30,	January 31,	April 30,
	2007	2007	2006
Prepaid loan fees	$4,074	$4,377	613
Prepaid commissions	9,959	10,234	9,619
Advance equity investment	-	5,000	-
Other	131	155	334
Total	14,164	19,766	10,566
Less current portion	574	780	212
Long term	$13,590	$18,986	$10,354

          Advance equity investment represents a payment made to Big River Resources, LLC in January 2007 and was effective February 1, 2007; this increased the Company’s ownership percentage in Big River from 4.3% to 6.9% . Prepaid loan fees represent amounts paid to obtain mortgage debt, borrowings under the Company’s line of credit and an ethanol construction loan. Such amounts are amortized as interest expense. Future amortization expense is as follows (amounts in thousands):

Year Ended

Remainder of January 31, 2008	$574
January 31, 2009	899
January 31, 2010	788
January 31, 2011	644
January 31, 2012	591
Thereafter	578
Total	$4,074

Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold. Future amortization is as follows (amounts in thousands):

Year Ended

Remainder of January 31, 2008	$3,216
January 31, 2009	3,490
January 31, 2010	1,925
January 31, 2011	963
January 31, 2012	358
Thereafter	7
Total	$9,959

Note 8. Long Term Debt

          The Company borrowed $5.0 million by obtaining one mortgage loan secured by five properties during the first quarter of fiscal year 2007. The mortgage loan bears interest at a variable rate of LIBOR plus 1.85% (presently 7.2%) and is payable over 5 years.

          The Company paid off 28 mortgage loans that had a principal balance of $15.6 million in connection with the sale and leaseback transaction (see Note 5). In addition, the Company incurred prepayment penalties and the write off of prepaid loan fees, totaling $0.7 million, classified as loss on early termination of debt.

Note 9. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

          No options have been granted since fiscal 2004. The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year ended January 31, 2005: risk-free interest rate of 4.7%, expected volatility of 65.4% and a weighted average stock option life of nine years for all years.

          The total intrinsic value of options exercised during the quarters ended April 30, 2007 and 2006 was approximately $0.6 million and $1.8 million, respectively, resulting in tax deductions to realize benefits of approximately $0.2 million and $0.8 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2007:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)

Outstanding at January 31, 2007	4,336,893	$8.18
Exercised	(84,076)	$9.83
Forfeited	(43,200)	$12.67
Outstanding at April 30, 2007	4,209,617	$8.10	3.5	$36,178
Exercisable at April 30, 2007	3,992,453	$7.76	3.2	$35,017

          At April 30, 2007, there was approximately $2.4 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Note 10. Income Per Share from Continuing Operations

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	April 30, 2007			April 30, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic income per share from
continuing operations	$6,024	10,468	$0.57	$1,175	10,145	$0.12
Effect of stock options		1,331			1,398
Diluted income per share from
continuing operations	$6,024	11,799	$0.51	$1,175	11,543	$0.10

          For the three months ended April 30, 2007 and 2006, a total of 274,704 shares and 481,854 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 11. Synthetic Fuel

          Income from continuing operations for the first quarter of fiscal year 2007 includes approximately $4.9 million of pre-tax investment income from the sales of the Company’s entire partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., (Colona). The Company expects to receive payments from the three separate sales of its interests in Colona, on a quarterly basis through 2007, ranging from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. During the first quarter of fiscal year 2007, the Company recorded approximately $909,000 of income which relates to 2006 production and a change in the estimated Section 29/45K phase out. The 2006 production payments were based upon estimated income tax credits per ton of coal produced. The payment was made to the Company after the Internal Revenue Service published the 2006 income tax credit per ton amount in April of 2007. During the first quarter of fiscal year 2006, the Company recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to the Company after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006.

          Income from continuing operations for the first quarter of fiscal year 2007 includes approximately $1.9 million of pre-tax investment income from the sale of the Company’s entire partnership interest in Somerset Synfuel, L.P. (Somerset), which produces synthetic fuel. Effective October 1, 2005, the Company sold its entire ownership interest in Somerset, which owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. The Company expects to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels.

          The Company sold its entire membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming on March 30, 2004. The Company received $2.8 million at the time of sale along with a secured contingent payment note that could provide additional income. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company is eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the impact and timing of income recognition, if any, related to production occurring after September 30, 2006.

          As provided by the current Internal Revenue Code, the Code Section 29/45K tax credit program is expected to continue through December 31, 2007; however, recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for 2007. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the “Annual Average Price”) exceeds a certain threshold value (the “Threshold Price”), the Section 29/45K tax credits are subject to phase out. For calendar year 2006, the Threshold Price was $55.06 per barrel and the Phase Out Price was $69.12 per barrel, resulting in a phase out of 33% for calendar year 2006. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation and are published by the Internal Revenue Service in April of the following year.

          The Company cannot predict with absolute certainty the Annual Average Price for 2007. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2006. However, if during 2007 oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, the Company’s synthetic fuel business may be adversely affected for 2007, and, depending on the magnitude of such increases in oil prices, the adverse effect for 2007 could be material and could have an impact on the Company’s synthetic fuel income. Based upon the price of oil to date and considering the NYMEX futures market, the Company estimates the tax credits would not be subject to a phase out as of April 30, 2007. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that the Company has no control or decision involvement with production levels, the Company cannot determine the impact of possible production reduction or elimination on the Company’s financial results.

          Below is a table summarizing the income from the sales, net of certain expenses, of the Company’s interests in synthetic fuel entities (in thousands):

	Three Months Ended
	April 30,
	2007	2006

February 1, 1999 Colona sale	$1,945	$259
July 31, 2000 Colona sale	1,552	473
May 31, 2001 Colona sale	1,379	421
October 1, 2005 Somerset sale	1,857	423
March 30, 2004 Gillette sale	-	486
	$6,733	$2,062

Note 12. Investments

          The following tables summarize investments at April 30, 2007, January 31, 2007 and 2006 (amounts in thousands):

Debt Securities April 30, 2007
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal National
Mortgage			Held to
Association Note	5.13%	5/16/2007	Maturity	$1,492	$1,492
Millennium
Ethanol, LLC			Available for
Convertible Note	15.60%	4/1/2015	Sale	14,000	14,000

Total Debt
Securities				$15,492	$15,492

Debt Securities January 31, 2007

				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal National
Mortgage			Held to
Association Note	5.04%	2/16/2007	Maturity	$1,473	$1,473
Millennium
Ethanol, LLC			Available for
Convertible Note	15.60%	4/1/2015	Sale	14,000	14,000

Total Debt
Securities				$15,473	$15,473

Debt Securities April 30, 2006
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal Home
Loan Mortgage			Held to
Corp Note	4.51%	5/9/2006	Maturity	$1,420	$1,420

Total Debt
Securities				$1,420	$1,420

          There were no material realized or unrealized holding gains or losses in fiscal year 2007 or 2006.

          On March 17, 2006, the Company entered into an agreement to purchase a note in the principal amount of $14 million to be issued by Millennium Ethanol, LLC (“Millennium”) which has commenced construction of an ethanol producing facility in Marion, South Dakota. The facility is expected to have a design capacity of 100 million gallons annually. The Company funded the note on December 18, 2006. The note agreement provides the Company rights to purchase a minority equity interest in Millennium in exchange for the note. Monthly payments of principal and interest are scheduled to begin on the earlier of the date the ethanol plant is certified ready for production or April 1, 2008. Accrued interest receivable was approximately $819,000 at April 30, 2007. See Note 17 for a discussion of a subsequent event related to the Millennium note.

          The Company has approximately $933,000, $933,000 and $917,000 at April 30, 2007, January 31, 2007 and April 30, 2006, respectively, on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 4.9%, 5.7% and 3.5% at April 30, 2007, January 31, 2007 and April 30, 2006, respectively.

The following table summarizes equity method investments at April 30, 2007 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	6.9%	$11,393	$10,000
Patriot Renewable Fuels, LLC	23.3%	16,543	16,000

Total Equity Securities		$27,936	$26,000

The following table summarizes equity method investments at January 31, 2007 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	4.3%	$5,499	$5,000
Patriot Renewable Fuels,LLC	23.3%	16,200	16,000

Total Equity Securities		$21,699	$21,000

          On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River Resources, LLC (“Big River”). Big River is an Iowa limited liability company and holding company for several entities including Big River Resources West Burlington, LLC which presently operates a 52 million gallon ethanol manufacturing facility. The Company has funded $10 million of this investment in exchange for a 6.9% ownership interest. The remaining $10 million investment is expected to occur in fiscal year 2007. The Company’s final ownership percentage will be determined once Big River has obtained all funding. During the first quarter of fiscal year 2007, the Company recorded income of $1,070,000 as its share of earnings from Big River.

          On June 8, 2006, the Company entered into an agreement to invest $16 million in Patriot Renewable Fuels, LLC (“Patriot”) which has commenced construction of an ethanol producing facility in Annawon, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The Company funded this investment on December 4, 2006 in exchange for a 23.3% ownership interest. Patriot is a development stage enterprise; the Company has capitalized interest of $503,000 at April 30, 2007 as Patriot is constructing its ethanol plant. During the first quarter of fiscal year 2007, the Company recorded income of $40,000 as its share of earnings from Patriot.

          Undistributed earnings of equity method investees totaled approximately $1.4 million at April 30, 2007.

Note 13. Income Taxes

          The effective tax rate on consolidated pre-tax income was 38.6% for the quarter ended April 30, 2007, 33.1% for the year ended January 31, 2007 and 38.7% for the quarter ended April 30, 2006. An adjustment for recognizing the benefit of Section 29/45K tax credits of (1.4)% is reflected in the effective rate for the year ended January 31, 2007. The provision for state taxes is approximately 3% and 6% for the quarters ended April 30, 2007 and 2006, respectively. The provision for state taxes is approximately (0.4)% for the year ended January 31, 2007.

          The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended before January 31, 2002.

          The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of February 1, 2007, total unrecognized tax benefits were $639,000, and accrued penalties and interest were $301,000. If the company were to prevail on all unrecognized tax benefits recorded, approximately $639,000 of the reserve would benefit the effective tax rate. There were no unrecognized tax benefits that represented temporary differences. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

          On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to the recorded liability for unrecognized tax benefits during the first quarter of fiscal year 2007, other than those made in connection with the adoption of FIN 48 that are described above.

          It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the

Company does not expect the change to have a significant effect on results of operations or financial position.

Note 14. Discontinued Operations and Assets Held for Sale

          During the first three months of fiscal year 2007 the Company closed 25 stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores, and certain other stores closed in previous periods were classified as discontinued operations for all periods presented. One closed store and one store to be closed are classified as held for sale. The net assets of those stores at April 30, 2007 were approximately $1.7 million. The Company expects to sell the fixed assets related to these stores within the next 12 months through normal real estate channels.

          Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.

	Three Months Ended
	April 30,
	2007	2006
	(In Thousands)
Net sales and revenue	$11,789	$20,609
Cost of sales	9,326	14,706
(Loss) income before income taxes	(1,166)	483
Benefit (provision) for income taxes	408	(169)
Gain on disposal	3,490	-
Provision for income taxes	(1,222)	-
Net income	$1,510	$314

Note 15. Commitments

          On May 26, 2006, the Company entered into a contingent agreement to invest $24.9 million in One Earth Energy, LLC (“One Earth”) which was organized to construct and, subsequently, operate an ethanol producing facility in Gibson City, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The current agreement calls for the equity investment to occur before June 30, 2007, subject to One Earth obtaining additional financing and certain other conditions.

          On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River Resources, LLC (“Big River”.) The Company has funded $10 million of this investment in exchange for a 6.9% ownership interest. The remaining $10 million investment is expected to occur in fiscal year 2007, subject to certain conditions. The Company’s final ownership percentage will be determined once Big River has obtained all funding.

Note 16. Segment Reporting

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

          Amounts in the other category below include business activities that are not separately reportable and income from synthetic fuel investments (amounts in thousands):

	Quarters Ended April 30,
	2007	2006
Net sales and revenue:
Retail	$57,933	$66,049
Alternative energy	-	-
Total net sales and revenues	$57,933	$66,049

Segment profit:
Retail segment profit	$2,725	$940
Alternative energy segment profit	1,656	(440)
Corporate expense	(864)	(535)
Interest expense	(815)	(401)
Interest income	530	292
Income from synthetic fuel investments	6,733	2,062
Income from continuing operations before income taxes	$9,965	$1,918

	April 30,	January 31,	April 30,
	2007	2007	2006
Assets:
Retail	$261,785	$233,666	$267,672
Alternative energy	74,239	67,653	-
Corporate	39,063	44,123	42,031
Total assets	$375,087	$345,442	$309,703

          Certain corporate costs and expenses, including information technology, employee benefits and other shared services are allocated to the business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily synthetic fuel accounts receivable and deferred income tax benefits.

          Cash, except for cash held by Levelland/Hockley, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $7.7 million held by Levelland/Hockley will be used primarily to fund the construction of a 40 million gallon ethanol plant and to provide working capital until the plant commences operations.

Note 17. Subsequent Events

          On May 31, 2007, the Company entered into an agreement with U.S. BioEnergy Corporation and Millennium Ethanol, LLC (“Millennium”) for the conversion of the Company’s $14 Million Convertible Secured Promissory Note including accrued interest, and Related Purchase Rights (“the Note”) issued by Millennium. Pursuant to the Note, funded in December 2006, the Company’s interest will convert to 33.92% of the membership interests in Millennium.

          US BioEnergy Corporation, has agreed to acquire Millennium for approximately $135 million (before certain expenses) payable in US BioEnergy common stock, cash, or any combination thereof at US BioEnergy’s election; provided that, in no event will US BioEnergy issue more then 11.5 million shares of stock in the transaction. If US BioEnergy would otherwise be required to issue more than 11.5 million shares of stock to provide approximately $135 million of value, US BioEnergy will pay the balance of the consideration in cash. If, however, the closing price of US BioEnergy’s common stock for the ten trading days immediately prior to the Special Meeting of Millennium’s members to approve the merger is greater than or equal to $15.88 per share, the aggregate consideration payable to Millennium’s members will be 8.5 million shares of US BioEnergy common stock. Should US Bio Energy elect to issue shares as full consideration for the acquisition, the Company would expect to receive approximately 3.3 million shares of US BioEnergy common stock, based upon the closing price of US BioEnergy common stock at May 31, 2007.

          The proposed transaction is subject to customary closing conditions and regulatory approvals, including the affirmative vote of all Classes of Millennium’s members. The transaction is expected to close in the third quarter of this year and has been unanimously approved by the governing boards of US BioEnergy and Millennium, respectively.

          On May 31, 2007, the Company’s Board of Directors increased the authorized number of shares that can be repurchased to 1 million shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          We are a specialty retailer in the consumer electronics/appliance industry. As of April 30, 2007 we operated 164 stores in 35 states, predominantly in small to medium-sized markets under the trade name "REX".

          In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. As we continue to seek to diversify sources of revenue and earnings, we have invested in four entities as of April 30, 2007, utilizing both debt and equity investments.

          Since fiscal year 1998, we invested in three entities which owned facilities producing synthetic fuel. These entities earn federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to related parties. We have sold our entire ownership interest in these entities in prior years, and as a result, receive payments in connection with current production of synthetic fuel.

Fiscal Year

          All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal year 2007" means the period February 1, 2007 to January 31, 2008.

Results of Operations

          The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Three Months Ended
	April 30,
	2007	2006

Net sales and revenue	100.0%	100.0%
Cost of sales	69.7	72.3
Gross profit	30.3	27.7
Selling, general and administrative expenses	29.1	27.7
Interest income	2.2	0.4
Interest expense	(0.3)	(0.6)
Loss on early termination of debt	(1.1)	-
Gain on sale of real estate	1.7	-
Equity in income of unconsolidated ethanol affiliates	1.9	-
Income from synthetic fuel investments	11.6	3.1
Income from continuing operations before
provision for income taxes, minority interest and
discontinued operations	17.2	2.9
Provision for income taxes	6.6	1.1
Minority interest	(0.2)	-
Income from continuing operations	10.4	1.8
(Loss) income from discontinued operations, net of tax	(1.3)	0.5
Gain on disposal of discontinued operations, net of tax	3.9	-
Net income	13.0%	2.3%

Business Segment Results

          As discussed in Note 16, our chief operating decision maker (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Quarters Ended April 30,
	2007	2006
Net sales and revenue:
Retail	$57,933	$66,049
Alternative energy	-	-
Total net sales and revenues	$57,933	$66,049

Segment profit:
Retail segment profit	$2,725	$940
Alternative energy segment profit	1,656	(440)
Corporate expense	(864)	(535)
Interest expense	(815)	(401)
Interest income	530	292
Income from synthetic fuel investments	6,733	2,062
Income from continuing operations
before income taxes	$9,965	$1,918

Comparison of Three Months Ended April 30, 2007 and 2006

          All of our net sales and revenue was generated by our retail segment, as the only ethanol entity we consolidate did not have an operating plant in the first quarter of fiscal year 2007 or 2006. Net sales and revenue in the quarter ended April 30, 2007 were $57.9 million compared to $66.0 million in the prior year’s first quarter, representing a decrease of $8.1 million or 12.3% . Net sales and revenue do not include sales from stores classified in discontinued operations.

          This decrease was primarily caused by a decrease in comparable store sales of 10.0% for the first quarter of fiscal year 2007. The decrease in comparable store sales accounted for approximately $4.7 million of the decrease in net sales and revenue. In addition, the decrease was caused by a reduction of 47 stores (36 of which were classified as discontinued operations) since the end of the first quarter of fiscal year 2006. The reduction in stores accounted for approximately $3.4 million of the decrease. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts.

          Our strongest product category for the first quarter of fiscal year 2007 was the appliance category which positively impacted comparable store sales by 4.2% . The appliance category performance was primarily due to improved sales across most of the appliance category products as we continue to emphasize a broader selection of appliance products. The television category negatively impacted comparable store sales by 9.1% . This resulted from gains in LCD and plasma television sales being offset by declines in high definition projection, light engine and traditional tube televisions. The audio category negatively impacted comparable store sales by 3.3% . The video category negatively impacted comparable store sales by 1.2% . Both the audio and video categories have been impacted by lower price points of their respective products, as these products are continuing to become more of a commodity item with very high levels of competition.

          The following table reflects the approximate percent of net sales for each major product group for the following periods:

	Three Months Ended
	April 30,
Product Category	2007	2006
Televisions	52.4%	56.4%
Appliances	29.8	23.2
Audio	5.6	8.5
Video	2.6	3.6
Extended warranties	5.4	3.9
Other	4.2	4.4
	100.0%	100.0%

          As of April 30, 2007, we operated 164 stores compared to 211 stores one year earlier. We did not open any stores and closed 29 stores during the first three months of fiscal year 2007. We are marketing five of the closed locations for lease or sale. We sold 21 of the closed stores and abandoned three of the stores upon the expiration of our lease as tenant. We did not open any stores and closed five stores during the first three months of fiscal year 2006.

           At April 30, 2007, we had lease agreements, as landlord/sub landlord, for all or parts of 15 properties. We own 12 of these properties and are the tenant/sub landlord for three of the properties. In five of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in seven of the owned properties. We have seven owned properties that are vacant at April 30, 2007. The assets for one of these properties are classified as assets held for sale.

          Gross profit of $17.6 million (30.3% of net sales and revenue) in the first quarter of fiscal year 2007 was approximately $0.7 million lower than the $18.3 million (27.7% of net sales and revenue) recorded in the first quarter of fiscal year 2006. Gross profit for the first quarter of fiscal year 2007 was negatively impacted by lower sales compared to the prior year. This decrease was partially offset by higher gross profit margin percentage of approximately 2.6%. Gross profit was also positively impacted by a higher percentage of extended warranty sales, which have a higher gross profit margin, in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006.

          Selling, general and administrative expenses for the first quarter of fiscal year 2007 were $16.9 million (29.1% of net sales and revenue), a decrease of $1.4 million or 7.7 % from $18.3 million (27.7% of net sales and revenue) for the first quarter of fiscal year 2006. The decrease in expenses was primarily a result of lower advertising expenses of $1.0 million as we had fewer markets to serve after our store closings.

          Interest income was $1,293,000 (2.2% of net sales and revenue) for the first quarter of fiscal year 2007 compared to $292,000 (0.4% of net sales and revenue) for the first quarter of fiscal year 2006. The increase results primarily from larger amounts of excess cash invested in fiscal year 2007 versus 2006 and interest income from our alternative energy segment of $759,000.

          Interest expense was $165,000 for the first quarter of fiscal year 2007 compared to $401,000 for the first quarter of fiscal year 2006. Interest expense for the current year has been lowered due to capitalizing interest on certain of our ethanol investments.

          We paid off approximately $15.6 million of debt in connection with the sale and leaseback transaction with Klac. As a result, we incurred prepayment penalties and the write off of prepaid loan fees totaling approximately $651,000.

          On April 30, 2007, we completed a transaction for the sale of 86 of our current and former store locations to Klac for $74.5 million in cash, before selling expenses. We also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Both we and Klac may terminate a lease after the initial six months of the initial lease term on 28 of the leases. We also entered into license agreements with Klac for 15 of the properties that allow us to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, we must vacate the property.

          A pre-tax financial statement gain of $3.2 million (net of expenses and losses) resulted from this sale. Of this gain, $2.2 million was classified as discontinued operations and the remaining $1.0 million was classified as continuing operations. We also deferred $11.6 million, which represents the present value of the minimum lease payments and the gain associated with stores that we have continuing involvement with, as defined in SFAS 98, “Accounting for Leases”. The deferred gain will be amortized as a reduction to lease expense over the lease or license periods or recognized as gain on disposal at the end of the lease or license period. The leases have been accounted for as operating leases. Future minimum annual rentals on the properties leased back are $3.0 million, $4.1 million and $4.4 million for the fiscal years ended January 31, 2008, 2009 and 2010, respectively, subject to earlier termination of individual leases.

The following table summarizes the components of the sale and leaseback transaction amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain
Vacated	31	$-	$3,026

Licensed	15	3,307	(580)

Leased until January 31, 2010	12	4,235	(216)

Leased until January 31, 2010

(6 month kickout clause)	28	4,048	986

Total	86	$11,590	$3,216

          During the first quarter of fiscal year 2007, we recognized income of approximately $1,070,000 and $40,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively.

           Results for the first quarter of fiscal years 2007 and 2006 reflect the impact of the sales of our investment in Colona SynFuel Limited Partnership, L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which produce synthetic fuel. We sold our ownership interest in the Colona limited partnership through a series of three sales. We expect to receive payments from the three separate sales of our interests in Colona, on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. During the first quarter of fiscal year 2007, we recorded approximately $909,000 of income which relates to a payment received for 2006 production. The 2006 production payments were based upon estimated income tax credits per ton of coal produced. The $909,000 payment was made to us after the Internal Revenue Service published the 2006 income tax credit per ton amount in April of 2007. During the first quarter of fiscal year 2006, we recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to us after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006.

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

          We sold our entire membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us.

The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the agreement, we are not currently able to determine the likelihood of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the impact and timing of income recognition related to production occurring after September 30, 2006. At April 30, 2007, we estimate that there is approximately 3.1 million tons of production for which we did not recognize income.

          As provided by the current Internal Revenue Code, the Code Section 29/45K tax credit program is expected to continue through December 31, 2007; however, recent increases in the price of oil could limit the amount of those credits or eliminate them altogether for 2007. This possibility is due to a provision of Section 29/45K that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the “Annual Average Price”) exceeds a certain threshold value (the “Threshold Price”), the Section 29/45K tax credits are subject to phase out. For calendar year 2006, the Threshold Price was $55.06 per barrel and the Phase Out Price was $69.12 per barrel. The Threshold Price and the Phase Out Price are adjusted annually as a result of inflation and are published by the Internal Revenue Service in April of the following year.

          We cannot predict with absolute certainty the Annual Average Price for 2007. Therefore, we cannot predict whether the price of oil will have a material effect on our synthetic fuel income after 2006. However, if during 2007 oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, our synthetic fuel income may be adversely affected for 2007, and, depending on the magnitude of such increases in oil prices, the adverse affect for 2007 could be material and could have an impact on our synthetic fuel income. Based upon the price of oil to date and considering the NYMEX futures market, we estimate the tax credits would not be subject to a phase out as of April 30, 2007. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that we have no control or decision involvement with production levels, we cannot determine the impact of possible production reduction or elimination on our financial results.

          Below is a table summarizing the income (loss) recognized from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Three Months Ended
	April 30
	2007	2006
	(In Thousands)
February 1, 1999 Colona sale	$1,945	$259
July 31, 2000 Colona sale	1,552	473
May 31, 2001 Colona sale	1,379	421
October 1, 2005 Somerset sale	1,857	423
March 30, 200 Gillette sale	-	486
	$6,733	$2,062

          Our effective tax rate was 38.6% and 38.7% for the first quarter of fiscal years 2007 and 2006, respectively.

          Minority interest of $95,000 represents the owners’ (other than us) share of the income of Leveland/Hockley County Ethanol, LLC.

          During the quarter ended April 30, 2007 we closed 29 stores that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $0.8 million for the first quarter of fiscal year 2007 compared to income of $0.3 million for the first quarter of fiscal year 2006.

          As a result of the previously discussed sale and leaseback with Klac and the sale of two properties that had been previously closed, we had a gain from discontinued operations, net of tax expense, of approximately $2.3 million for the first quarter of fiscal year 2007.

          As a result of the foregoing, net income for the first quarter of fiscal year 2007 was $7.5 million, an increase of $6.0 million from $1.5 million for the first quarter of fiscal year 2006.

Liquidity and Capital Resources

          Net cash used in operating activities was approximately $5.9 million for the first quarter of fiscal year 2007, compared to $6.1 million for the first quarter of fiscal year 2006. For the first three months of fiscal year 2007, cash was provided by net income of $7.5 million, adjusted for the impact of $6.7 million for gains on our installment sales of the limited partnership interests, the gain on the disposal of real estate and property and equipment of $4.5 million and non-cash items of $2.1 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $18.2 million, primarily a result of changes in inventory levels and extended terms from vendors. The primary use of cash was an increase in inventory of $20.3 million primarily due to seasonal fluctuations. The inventory increase from January 31, 2007 primarily results from higher television levels. The other use of cash was a decrease in other current liabilities of $1.3 million.

          For the first three months of fiscal year 2006, cash was provided by net income of $1.5 million, adjusted for the impact of $2.1 million for gains on our installment sales of the limited partnership interests, non-cash items of $1.9 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $6.2 million, primarily a result of changes in inventory levels and prepaid expenses provided cash of $0.9 million. The primary use of cash was an increase in inventory of $11.1 million primarily due to seasonal fluctuations. The other use of cash was a decrease in other current liabilities of $3.2 million.

          At April 30, 2007, working capital was $136.6 million compared to $83.8 million at January 31, 2007. This increase is primarily a result of the sale and leaseback transaction with Klac and greater cash proceeds from our synthetic fuel investments. The ratio of current assets to current liabilities was 2.8 to 1 and 2.6 to 1 at April 30, 2007 and January 31, 2007, respectively.

          Cash of $78.3 million was provided by investing activities for the first quarter of fiscal year 2007, compared to $1.0 million for the first quarter of fiscal year 2006. During the first quarter of fiscal year 2007, we received proceeds of $77.3 million from the sale and leaseback transaction with Klac and other real estate sales and $10.1 million from the installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $9.1 million during the first quarter of fiscal year 2007, primarily related to the Levelland/Hockley County Ethanol, LLC ethanol plant construction.

          Cash of $0.6 million was provided by investing activities for the first quarter of fiscal year 2006. During the first quarter of fiscal year 2006, we received proceeds of $0.7 million from installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $0.1 million during the first quarter of fiscal year 2006, primarily related to improvements at selected stores.

          Cash used in financing activities totaled approximately $10,000,000 for the first quarter of fiscal year 2007 compared to cash provided by financing activities of $457,000 for the first quarter of fiscal year 2006. Cash was provided by new debt borrowings of $5.0 million and stock option activity of $1.3 million. Cash of $16.3 million was used for scheduled and early payments of mortgage debt. On May 31, 2007, our Board of Directors increased our share repurchase authorization to one million shares.

          Cash provided by financing activities totaled approximately $0.5 million for the first quarter of fiscal year 2006. Cash was provided by stock option activity of $1.2 million. Cash of $0.7 million was used for scheduled payments of mortgage debt.

          On October 1, 2006, we entered into an agreement to invest $20 million in Big River Resources, LLC (“Big River”). Big River is an Iowa limited liability company and holding company for several entities including Big River Resources West Burlington, LLC which presently operates a

52 million gallon ethanol manufacturing facility. We have funded $10 million of this investment in exchange for a 6.9% ownership interest. The remaining $10 million investment is expected to occur in fiscal year 2007. Our final ownership percentage will be determined once Big River has obtained all funding. Big River intends to expand the plant to produce approximately 80 million gallons annually and intends to develop additional ethanol production plants.

          On May 26, 2006, we entered into a contingent agreement to invest $24.9 million in One Earth Energy, LLC (“One Earth”) which was organized to construct and, subsequently, operate an ethanol producing facility in Gibson City, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The current agreement calls for the equity investment to occur before June 30, 2007, subject to One Earth obtaining additional financing and certain other conditions.

          We believe we have sufficient resources to fund these and other potential ethanol investments.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and among other things: risks and uncertainties relating to the proposed acquisition of REX Stores' interest in Millennium Ethanol, LLC by U.S. BioEnergy Corporation including, but not limited to the satisfaction of conditions to closing; including receipt of member, regulatory and other consents and approvals; delays in consummating the proposed transaction; uncertainty of the financial performance of U.S. BioEnergy Corporation following completion of the proposed transaction; fluctuations in the market prices and trading volumes of U.S. BioEnergy Corporation common stock; the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes, changes in real estate market conditions, new regulatory restrictions or tax law changes relating to the Company’s synthetic fuel investments, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interest in a synthetic fuel investment, the potential for Section 29/45K tax credits to phase out based on the price of crude oil adjusted for inflation, and the uncertain amount of synthetic fuel production and resulting income received from time to time from the Company’s synthetic fuel investments. As it relates to ethanol investments, risks and uncertainties include among other things: the uncertainty of constructing plants on time and on budget, the price volatility of corn, dried distiller grains, ethanol, gasoline and natural gas, and the ability to remain in compliance with related debt covenants. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          No material changes since January 31, 2007.

Item 4. Controls and Procedures

          Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          During the quarter ended April 30, 2007, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of shareholders of REX Stores Corporation was held on May 31, 2007, at which the following matter was submitted to a vote of shareholders:

          1. Election of seven directors.

Nominee	For	Withheld

Stuart A. Rose	7,394,636	2,006,790
Lawrence Tomchin	7,200,479	2,200,947
Robert Davidoff	9,029,455	371,971
Edward M. Kress	7,201,154	2,200,272
Charles A. Elcan	6,995,392	2,406,034
David S. Harris	9,030,613	370,813
Mervyn L. Alphonso	9,202,680	198,746

Item 6. Exhibits.

          The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	June 8, 2007
(Stuart A. Rose)	(Chief Executive Officer)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	June 8, 2007
(Douglas L. Bruggeman)	(Chief Financial Officer)