Form 10-Q
period 2007-07-31
REX STORES CORP
filed 2007-09-06
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________

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
Yes (  )   No (X)
At the close of business on September 5, 2007 the registrant had 10,416,825 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets	3
	Consolidated Condensed Statements of Income	4
	Consolidated Condensed Statements of Shareholders' Equity	5
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	July 31,	January 31,	July 31,
	2007	2007	2006
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,293	$43,008	$5,481
Accounts receivable, net	3,128	1,975	4,149
Synthetic fuel receivable	3,851	8,838	3,171
Note receivable, related party	-	-	5,595
Merchandise inventory, net	84,256	70,078	123,349
Prepaid expenses and other	2,932	2,915	2,226
Future income tax benefits	6,562	9,192	9,354
Total current assets	191,022	136,006	153,325
PROPERTY AND EQUIPMENT, NET	78,575	122,769	121,994
ASSETS HELD FOR SALE, NET	1,064	2,009	2,822
OTHER ASSETS	23,595	18,986	10,580
GOODWILL	1,322	1,322	-
FUTURE INCOME TAX BENEFITS	23,533	26,245	29,228
INVESTMENTS	60,887	35,699	-
RESTRICTED INVESTMENTS	2,443	2,406	2,367
Total assets	$382,441	$345,442	$320,316
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,183	$2,678	$2,476
Deferred income – extended warranties	15,085	15,641	15,401
Accounts payable, trade	42,923	23,254	31,557
Current portion of deferred gain on sale and leaseback	2,068	101	101
Other current liabilities	9,381	10,510	11,296
Total current liabilities	71,640	52,184	60,831
LONG-TERM LIABILITIES:
Long-term mortgage debt	19,122	31,236	20,117
Deferred income – extended warranties	17,653	19,286	18,054
Deferred gain on sale and leaseback	6,163	504	554
Other	940	-	-
Total long-term liabilities	43,878	51,026	38,725
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	11,764	11,443	-
SHAREHOLDERS' EQUITY:
Common stock	298	295	295
Paid-in capital	143,214	139,337	138,238
Retained earnings	265,106	252,249	243,884
Treasury stock	(163,176)	(161,092)	(161,657)
Accumulated other comprehensive income, net of tax	9,717	-	-
Total shareholders' equity	255,159	230,789	220,760
Total liabilities and shareholders' equity	$382,441	$345,442	$320,316

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$56,264	$63,583	$113,955	$129,572
Cost of sales (Excluding depreciation)	38,666	45,822	78,577	92,964
Gross profit	17,598	17,761	35,378	36,608
Selling, general and administrative expenses	(17,013)	(17,645)	(33,834)	(35,936)
Interest income	1,976	287	3,269	579
Interest expense	(121)	(398)	(286)	(799)
Loss on early termination of debt	-	-	(651)	-
Gains on sale of real estate, net	72	1,735	842	1,735
Equity in income of unconsolidated ethanol affiliates	412	-	1,522	-
Income from synthetic fuel investments	3,406	723	10,139	2,785
Income from continuing operations before provision for income taxes and minority interest	6,330	2,463	16,379	4,972
Provision for income taxes	2,578	895	6,454	1,845
Minority interest	54	-	(41)	-
Income from continuing operations	3,806	1,568	9,884	3,127
Loss from discontinued operations, net of tax	(573)	(71)	(1,525)	(141)
Gain on disposal of discontinued operations, net of tax	2,577	-	4,985	-

NET INCOME	$5,810	$1,497	$13,344	$2,986

WEIGHTED AVERAGE SHARES
OUTSTANDING – BASIC	10,625	10,323	10,548	10,235

Basic income per share from continuing operations	$0.36	$0.15	$0.94	$0.30
Basic loss per share from discontinued operations	(0.05)	-	(0.14)	(0.01)
Basic income per share on disposal of discontinued operations	0.24	-	0.47	-
BASIC NET INCOME PER SHARE	$0.55	$0.15	$1.27	$0.29

WEIGHTED AVERAGE SHARES
OUTSTANDING – DILUTED	11,989	11,575	11,911	11,607

Diluted income per share from continuing operations	$0.32	$0.13	$0.83	$0.27
Diluted loss per share from discontinued operations	(0.05)	-	(0.13)	(0.01)
Diluted income per share on disposal of discontinued
operations	0.21	-	0.42	-
DILUTED NET INCOME PER SHARE	$0.48	$0.13	$1.12	$0.26

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares						Accumulated	Total
	Issued		Treasury		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
			(In Thousands)
Balance at January 31, 2007	29,513	$295	19,089	$(161,092)	$139,337	$252,249	$-	$230,789

Net income						13,344		13,344

Cumulative effect of adopting FIN 48						(287)		(287)

Treasury stock acquired			195	(3,780)				(3,780)

Stock based compensation					717			717

Stock options exercised and related tax effects	238	3	(198)	1,696	3,160			4,859

Minority interest distribution						(200)		(200)

Unrealized holding gains, net of tax							9,717	9,717

Balance at July 31, 2007	29,751	$298	19,086	$(163,176)	$143,214	$265,106	$9,717	$255,159

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares						Total
	Issued		Treasury		Paid-in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
			(In Thousands)
Balance at January 31, 2006	29,390	$294	19,289	$(162,762)	$135,775	$240,898	$214,205
Net income						2,986	2,986
Stock based compensation					934		934
Stock options exercised
and related tax effects	101	1	(131)	1,105	1,529		2,635
Balance at July 31, 2006	29,491	$295	19,158	$(161,657)	$138,238	$243,884	$220,760

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Six Months Ended
	July 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,344	$2,986
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,501	1,946
Stock based compensation expense	717	934
Impairment charges	65	85
Capitalized interest	(911)	-
Income from equity method investments	(1,522)	-
Minority interest	121	-
Income from synthetic fuel investments	(10,139)	(2,785)
Gain on disposal of real estate and property and equipment	(8,992)	(1,704)
Dividends received from equity method investees	525	-
Deferred income	(2,772)	486
Excess tax benefits from stock option exercises	(19)	(24)
Deferred income tax	(616)	810
Changes in assets and liabilities:
Accounts receivable	(1,153)	(692)
Merchandise inventory	(14,178)	(25,978)
Prepaid expenses and other	(17)	812
Other long term assets	(9,609)	53
Accounts payable, trade	16,318	12,428
Other current liabilities	(476)	(2,291)
NET CASH USED IN OPERATING ACTIVITIES	(17,813)	(12,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,203)	(331)
Proceeds from sale of synthetic fuel investments	15,126	1,294
Purchase of note receivable	(3,000)	(5,595)
Proceeds from sale of real estate and property and equipment	79,723	2,585
Restricted investments	(37)	(49)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	76,609	(2,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(17,593)	(1,258)
Proceeds from long-term debt	4,984	-
Stock options exercised	4,859	1,649
Treasury stock acquired	(3,780)	-
Excess tax benefits from stock option exercises	19	24
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,511)	415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,285	(14,615)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,008	20,096
CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,293	$5,481
Non cash investing activities – Accrued capital expenditures	$3,351	-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2007

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

     Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX Stores Corporation, its wholly and majority owned subsidiaries and all variable interest entities where the Company has been determined to be the primary beneficiary. During the second quarter of fiscal year 2007, the Company acquired additional membership units giving it a majority ownership in Levelland/Hockley County Ethanol, LLC (“Levelland/Hockley”). Levelland/Hockley qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary of Levelland/Hockley, and in accordance with FIN 46R, the Company consolidated Levelland/Hockley effective with the third quarter of fiscal year 2006. The Company includes the results of operations of Levelland/Hockley in its Consolidated Condensed Statement of Income on a delayed basis of one month.

Note 2. Reclassifications

     The Company reclassified $10.2 million and $9.9 million of prepaid commissions from current and long term portion of deferred income on extended warranties to other assets at January 31, 2007 and July 31, 2006, respectively, to conform to current year presentation.

Note 3. Accounting Policies

     The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2006 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, the fair value of investments classified as available for sale, income from synthetic fuel investments and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

The following table reflects the approximate percent of net sales for each major product group for the following periods:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
Product Category	2007	2006	2007	2006
Televisions	48.5%	47.5%	50.6%	52.1%
Appliances	35.4	33.9	32.4	28.4
Audio	4.0	6.9	4.9	7.7
Video	2.5	3.8	2.6	3.7
Extended warranties	5.7	3.7	5.2	3.5
Other	3.9	4.2	4.3	4.6
	100.0%	100.0%	100.0%	100.0%

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

     The Company recognizes income from synthetic fuel partnership sales as production is completed and collectibility of receipts is reasonably assured. The Company is paid for actual tax credits earned as the synthetic fuel is produced with the exception of production at the Pine Mountain (Gillette) facility. The Company estimates the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 12 for a further discussion of synthetic fuel partnership sales.

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

     Interest expense of $286,000 for the six months ended July 31, 2007 is net of approximately $911,000 of interest capitalized. No interest was capitalized in the six months ended July 31, 2006. Cash paid for interest for the six months ended July 31, 2007 and 2006 was approximately $1,228,000 and $966,000, respectively.

     The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $7.1 million and $0.1 million for the six months ended July 31, 2007 and 2006, respectively. See Note 14 for a discussion of the adoption of FIN 48.

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

     Restricted investments, which are principally marketable debt securities of a federal government agency, are stated at cost plus accrued interest, which approximates market. Restricted investments at July 31, 2007 and 2006 are required by two states to cover possible future claims under product service contracts. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company has classified the investments as held-to-maturity. The investments had maturity dates of less than one year at July 31, 2007 and 2006. The Company has the intent and ability to hold these securities to maturity.

     From time to time, in advance of making an investment in debt or equity securities of investees, such as the contingent investments the Company has in ethanol entities, the Company may enter into a commitment for such investment which is contingent upon future events occurring, including but not limited to, the investee raising additional financing and/or equity. These commitments may be backed by letters of credit or other means as mutually agreed to by the Company and the investee. Generally, because commitments are contingently exercisable, the Company believes that it is not the primary beneficiary of the investee under the guidance in FASB

Interpretation Number 46R (“FIN 46R”). When, and if the commitment is exercised and the Company makes its investment, it is required to re-evaluate whether it is the primary beneficiary under the guidance in FIN 46R.

     The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary (see Note 7 for a further discussion of the acquisition of Levelland/Hockley). Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

Recently Issued Accounting Standards

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

Note 5. Comprehensive Income

     Comprehensive income includes net income and unrecognized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended

	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006

Net income	$5,810	$1,497	$13,344	$2,986
Unrealized holding gains on available for sale securities (net of $5,956 of tax)	9,717	-	9,717	-
Total comprehensive income	$15,527	$1,497	$23,061	$2,986

Note 6. Sale and Leaseback Transaction and Other Leases

     On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”), formerly referred to as Coventry Real Estate Investments, LLC (“Coventry”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either the Company or Klac may terminate a lease after the initial six months of the initial lease term on 28 of the leases, one of which was terminated in the second quarter of fiscal year 2007. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the 15 properties.

     A pre-tax gain of $3.2 million (net of expenses and losses) resulted from this sale in the first quarter of fiscal year 2007. Of this gain, $2.2 million was classified as discontinued operations and the remaining $1.0 million was classified as continuing operations. The Company also deferred $11.6 million, which represented the present value of the minimum lease payments and a portion of the gain associated with stores that the Company had continuing involvement with, as defined in SFAS 98, “Accounting for Leases”. The deferred gain will be amortized as a reduction to lease expense over the lease or license periods or recognized as gain on disposal at the end of the lease or license period. Approximately $3.9 million of the deferred gain was recognized during the second quarter of fiscal

2007. Of this gain $3.3 million was classified as discontinued operations and the remaining $0.6 million was classified as continuing operations. The leases have been accounted for as operating leases. Future minimum annual rentals on the properties leased back are $2.0 million, $4.0 million and $4.4 million for the fiscal years ended January 31, 2008, 2009 and 2010, respectively, subject to earlier termination of individual leases.

The following table summarizes the components of the sale and leaseback transaction (amounts in thousands):

	Number of		Recognized Gain
Property Category	Properties	Deferred Gain	(Loss)

Vacated	47	$-	$5,833
Leased until January 31, 2010	12	4,087	(68)
Leased until January 31, 2010
(6 month kickout clause)	27	3,590	1,363
Total	86	$7,677	$7,128

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

     The following table is a summary of rental activity under operating leases (amounts in thousands):

Years Ended	Minimum	Gain	Sublease
January 31	Rentals	Amortization	Income	Total
Remainder of
January 31, 2008	$3,990	$(1,048)	$(110)	$2,832
2009	7,044	(2,068)	(215)	4,761
2010	6,034	(2,068)	(135)	3,831
2011	495	(637)	(70)	(212)
2012	206	(637)	(5)	(436)
Thereafter	-	(1,773)	-	(1,773)
Total	$17,769	$(8,231)	$(535)	$9,003

Note 7. Business Combinations

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

     Effective July 1, 2007 the Company converted its $5.0 million convertible secured promissory note, which increased its ownership interest in Levelland/Hockley to 56%. There was a $200,000 premium over book value related to the conversion; the premium was recorded as a distribution to minority interest holders on the statement of shareholders’ equity.

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

     The pro forma financial information for the period presented includes adjustments to interest income and expense and related income tax effects (in thousands, except per share data):

	Quarter Ended	Six Months
	July 31, 2006	July 31, 2006

Net sales and revenue	$63,583	$129,572
Net income	$1,399	$2,789
Basic net income per share	$0.14	$0.27
Diluted net income per share	$0.12	$0.24

Note 8. Other Assets

     The components of other assets at July 31, 2007, January 31, 2007 and July 31, 2006 are as follows (amounts in thousands):

	July 31,	January 31,	July 31,
	2007	2007	2006

Prepaid loan fees	$4,166	$4,377	$619
Prepaid commissions	9,557	10,234	9,873
Advance equity investment	10,000	5,000	-
Other	121	155	223
Total	23,844	19,766	10,715
Less current portion	249	780	135
Long term	$23,595	$18,986	$10,580

     Advance equity investment at July 31, 2007, represents a payment made to Big River Resources, LLC in July 2007 and will be effective August 1, 2007; this increased the Company’s ownership percentage in Big River from 6.9% to 9.8% . Advance equity investment at January 31, 2007, represents a payment made to Big River Resources, LLC in January 2007 and was effective February 1, 2007; this increased the Company’s ownership percentage in Big River from 4.3% to 6.9% . Prepaid loan fees represent amounts paid to obtain mortgage debt, borrowings under the Company’s line of credit and an ethanol construction loan. Such amounts are amortized as interest expense.

Future amortization expense of prepaid loan fees is as follows (amounts in thousands):

Year Ended

Remainder of January 31, 2008	$439
January 31, 2009	894
January 31, 2010	785
January 31, 2011	640
January 31, 2012	586
Thereafter	822
Total	$4,166

     Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold.

Future amortization of prepaid commissions is as follows (amounts in thousands):

Year Ended

Remainder of January 31, 2008	$2,145
January 31, 2009	3,698
January 31, 2010	2,155
January 31, 2011	1,083
January 31, 2012	441
Thereafter	35
Total	$9,557

Note 9. Long Term Debt

     The Company borrowed $5.0 million by obtaining one mortgage loan secured by five properties during the first six months of fiscal year 2007. The mortgage loan bears interest at a variable rate of LIBOR plus 1.85% (presently 7.2%) and is payable over 5 years.

     The Company paid off 29 mortgage loans that had a principal balance of $16.5 million in connection with the sale and leaseback transaction (see Note 6) and other real estate sales. In addition, the Company incurred prepayment penalties and the write off of prepaid loan fees, totaling $0.7 million, classified as loss on early termination of debt.

Note 10. Stock Option Plans

     The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

     No options have been granted since fiscal year 2004. The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year ended January 31, 2005: risk-free interest rate of 4.7%, expected volatility of 65.4% and a weighted average stock option life of nine years for all grants.

     The total intrinsic value of options exercised during the six months ended July 31, 2007 and 2006 was approximately $4.4 million and $2.3 million, respectively, resulting in tax deductions of approximately $1.7 million and $1.0 million, respectively. The following table summarizes options exercised and canceled or expired during the six months ended July 31, 2007:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 31, 2007	4,336,893	$ 8.18
Exercised	(436,596)	$ 7.18
Forfeited	(48,200)	$12.67
Outstanding at July 31, 2007	3,852,097	$ 8.23	3.4	$ 46,645
Exercisable at July 31, 2007	3,634,778	$ 7.96	3.2	$ 44,981

     At July 31, 2007, there was approximately $2.1 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

Note 11. Income Per Share from Continuing Operations

     The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	July 31, 2007			July 31, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic income per share from continuing operations	$3,806	10,625	$0.36	$9,884	10,548	$0.94
Effect of stock options		1,364			1,363
Diluted income per share from continuing operations	$3,806	11,989	$0.32	$9,884	11,911	$0.83

	Three Months Ended			Six Months Ended
	July 31, 2006			July 31, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic income per share from continuing operations	$1,568	10,323	$0.15	$3,127	10,235	$0.30
Effect of stock options		1,252			1,372
Diluted income per share from continuing operations	$1,568	11,575	$0.13	$3,127	11,607	$0.27

     For the three months ended July 31, 2007 and 2006, a total of 117,719 shares and 488,874 shares, respectively, and for the six months ended July 31, 2007 and 2006, a total of 217,319 shares and 488,874 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 12. Synthetic Fuel

     Income from continuing operations for the second quarter and first six months of fiscal year 2007 includes approximately $2.4 million and $7.3 million, respectively, of pre-tax investment income from the sales of the Company’s entire partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., (Colona). The Company expects to receive payments from the three separate sales of its interests in Colona, on a quarterly basis through 2007, ranging from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. During the first quarter of fiscal year 2007, the Company recorded approximately $909,000 of income which relates to 2006 production and a change in the estimated Section 29/45K phase out. The 2006 production payments were based upon estimated income tax credits per ton of coal produced. The payment was made to the Company after the Internal Revenue Service published the 2006 income tax credit per ton amount in April of 2007. During the first quarter of fiscal year 2006, the Company recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to the Company after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006.

     Income from continuing operations for the second quarter and first six months of fiscal year 2007 includes approximately $1.0 million and $2.9 million, respectively, of pre-tax investment income from the sale of the Company’s entire partnership interest in Somerset Synfuel, L.P. (Somerset), which produces synthetic fuel. Effective October 1, 2005, the Company sold its entire ownership interest in Somerset, which owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. The Company expects to receive quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels.

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

     The Company cannot predict with absolute certainty the Annual Average Price for 2007. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2006. However, if during 2007 oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, the Company’s synthetic fuel business may be adversely affected for 2007, and, depending on the magnitude of such increases in oil prices, the adverse effect for 2007 could be material and could have an impact on the Company’s synthetic fuel income. Based upon the price of oil to date and considering the NYMEX futures market, the Company estimates the tax credits would be subject to a 25% phase out as of July 31, 2007. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that the Company has no control or decision involvement with production levels, the Company cannot determine the impact of possible production reduction or elimination on the Company’s financial results.

     Below is a table summarizing the income from the sales, net of certain expenses, of the Company’s interests in synthetic fuel entities (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

February 1, 1999 Colona sale	$949	$103	$2,894	$362
July 31, 2000 Colona sale	757	82	2,309	556
May 31, 2001 Colona sale	673	73	2,052	494
October 1, 2005 Somerset sale	1,027	465	2,884	950
March 30, 2004 Gillette sale	-	-	-	423
	$3,406	$723	$10,139	$2,785

Note 13. Investments

The following tables summarize investments at July 31, 2007, January 31, 2007 and July 31, 2006 (amounts in thousands):

Debt Securities July 31, 2007
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal National
Mortgage			Held to
Association Note	5.17%	8/15/2007	Maturity	$1,511	$1,511
Millennium
Ethanol, LLC			Available for
Convertible Note	15.60%	4/1/2015	Sale	29,675	29,675
One Earth
Energy, LLC			Held to
Promissory Note	9.00%	12/1/2007	Maturity	3,000	3,000

Total Debt
Securities				$34,186	$34,186

Debt Securities January 31, 2007
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal National
Mortgage			Held to
Association Note	5.04%	2/16/2007	Maturity	$1,473	$1,473
Millennium
Ethanol, LLC			Available for
Convertible Note	15.60%	4/1/2015	Sale	14,000	14,000

Total Debt
Securities				$15,473	$15,473

Debt Securities July 31, 2006
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal Home
Loan Mortgage			Held to
Corp Note	4.94%	8/8/2006	Maturity	$1,434	$1,434

Total Debt
Securities				$1,434	$1,434

      Unrealized holding gains were $15.7 million (pre tax) in fiscal year 2007 compared to no unrealized holding gains or losses in fiscal year 2006.

      On March 17, 2006, the Company entered into an agreement to purchase a note in the principal amount of $14 million to be issued by Millennium Ethanol, LLC (“Millennium”) which has commenced construction of an ethanol producing facility in Marion, South Dakota. The facility is expected to have a design capacity of 100 million gallons annually. The Company funded the note on December 18, 2006. The note agreement provides the Company rights to purchase a minority equity interest in Millennium in exchange for the note. Monthly payments of principal and interest are scheduled to begin on the earlier of the date the ethanol plant is certified ready for production or April 1, 2008. Accrued interest receivable was approximately $1.4 million at July 31, 2007. Pursuant to the note, funded in December 2006, the Company’s interest will convert to 33.92% of the membership interests in Millennium. See Note 18 for a discussion of a subsequent event related to the Millennium note.

     On May 31, 2007, the Company entered into an agreement with U.S. BioEnergy Corporation and Millennium Ethanol, LLC (“Millennium”) for the conversion of the Company’s $14 Million Convertible Secured Promissory Note including accrued interest, and Related Purchase Rights (“the Note”) issued by Millennium.

     US BioEnergy Corporation, has agreed to acquire Millennium for approximately $135 million (before certain expenses) payable in US BioEnergy common stock, cash, or any combination thereof at US BioEnergy’s election; provided that, in no event will US BioEnergy issue more then 11.5 million shares of stock in the transaction. If US BioEnergy would otherwise be required to issue more than 11.5 million shares of stock to provide approximately $135 million of value, US BioEnergy will pay the balance of the consideration in cash. If, however, the closing price of US BioEnergy’s common stock for the ten trading days immediately prior to the Special Meeting of Millennium’s members to approve the merger is greater than or equal to $15.88 per share, the aggregate consideration payable to Millennium’s members will be 8.5 million shares of US BioEnergy common stock. (See note 18 for further discussion.)

     The Company has approximately $932,000 at July 31, 2007, January 31, 2007 and July 31, 2006 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 4.3%, 5.7% and 3.5% at July 31, 2007, January 31, 2007 and July 31, 2006, respectively.

      The following table summarizes equity method investments at July 31, 2007 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources,
LLC	6.9%	$11,352	$10,000
Patriot Renewable Fuels,
LLC	23.3%	16,860	16,000

Total Equity Securities		$28,212	$26,000

      The following table summarizes equity method investments at January 31, 2007 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources,
LLC	4.3%	$5,499	$5,000
Patriot Renewable Fuels,
LLC	23.3%	16,200	16,000

Total Equity Securities		$21,699	$21,000

      On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River Resources, LLC (“Big River”). Big River is an Iowa limited liability company and holding company for several entities including Big River Resources West Burlington, LLC which presently operates a 52 million gallon ethanol manufacturing facility. The Company has funded $10 million of this investment in exchange for a 6.9% ownership interest. On July 31, 2007 the Company advanced an additional $10 million to Big River (see Note 8). This investment was effective August 1, 2007 and increased the Company’s ownership percentage from 6.9% to 9.8% . During the first six months of fiscal year 2007, the Company recorded income of $1,379,000 as its share of earnings from Big River.

     On June 8, 2006, the Company entered into an agreement to invest $16 million in Patriot Renewable Fuels, LLC (“Patriot”) which has commenced construction of an ethanol producing facility in Annawon, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The Company funded this investment on December 4, 2006 in exchange for a 23.3% ownership interest. Patriot is a development stage enterprise; the Company has capitalized interest of $503,000 at July 31, 2007 as Patriot is constructing its ethanol plant. During the first six months of fiscal year 2007, the Company recorded income of $143,000 as its share of earnings from Patriot.

      Undistributed earnings of equity method investees totaled approximately $1.5 million at July 31, 2007.

Note 14. Income Taxes

     The effective tax rate on consolidated pre-tax income was 39.4% for the six months ended July 31, 2007, 33.1% for the year ended January 31, 2007 and 37.1% for the six months ended July 31, 2006. An adjustment for recognizing the benefit of Section 29/45K tax credits of 1.4% is reflected in the effective rate for the year ended January 31, 2007. The provision for state taxes is approximately 4.0% and 3.8% for the six months ended July 31, 2007 and 2006, respectively. The provision for state taxes is approximately (0.4)% for the year ended January 31, 2007.

     The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended before January 31, 2002.

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

     On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to the recorded liability for unrecognized tax benefits during the first six months of fiscal year 2007, other than those made in connection with the adoption of FIN 48 that are described above.

     It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position.

Note 15. Discontinued Operations and Assets Held for Sale

     During the first six months of fiscal year 2007, the Company closed 46 stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores, and certain other stores closed in previous periods were classified as discontinued operations for all periods presented. One closed store is classified as held for sale. The net assets of this store at July 31, 2007 were approximately $1.1 million. The Company expects to sell the fixed assets related to this store within the next 12 months through normal real estate channels.

     Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In Thousands)
Net sales and revenue	$ 4,837	$ 18,727	$ 16,919	$ 39,189
Cost of sales	4,568	14,071	14,350	29,409
Loss before income taxes	(882)	(109)	(2,346)	(216)
Benefit for income taxes	309	38	821	75
Gain on disposal	3,965	-	7,669	-
Provision for income taxes	(1,388)	-	(2,684)	-
Net income (loss)	$ 2,004	$ (71)	$ 3,460	$ (141)

Note 16. Commitments

     On June 15, 2007, the Company entered into a contingent agreement to subscribe for a minimum of $35.1 million and a maximum of $62.4 million of membership units of One Earth Energy, LLC (“One Earth”) in a registered offering. This replaced the Company’s prior commitment to fund $24.9 million in One Earth. One Earth intends to commence construction, beginning in 2007, of an ethanol manufacturing facility with an annual production capacity of 100 million gallons in Gibson City, Illinois. The Company’s commitment will enable it to secure a majority ownership interest in One Earth.

     In addition, the Company has entered into a conditional agreement with One Earth to fund up to an additional $6.0 million in interim financing in the form of secured debt, bearing an interest rate of 9% per annum. As of July 31, 2007, the Company has funded $3.0 million of the interim financing.

     In June 2006, Levelland/Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $58.4 million, of which $17.4 million has been spent through July 31, 2007.

     On July 25, 2002, Levelland/Hockley entered into an agreement with RIO Technical Services, Inc., (“RIO”) regarding the planning, financing, design and construction of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland/Hockley. The Company estimates that fees for these services will be approximately $3.0 million, of which approximately $1.0 million has been spent through July 31, 2007.

     In addition, Levelland/Hockley paid RIO approximately $3.6 million as compensation for RIO’s evaluation and assistance for Levelland/Hockley to obtain financing. These costs are recorded as either prepaid loan fees or equity issuance costs.

Note 17. Segment Reporting

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

     Amounts in the other category below include business activities that are not separately reportable and income from synthetic fuel investments (amounts in thousands):

	Quarters Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales and revenue:
Retail	$56,264	$63,583	$113,955	$129,572
Alternative energy	-	-	-	-
Total net sales and revenues	$56,264	$63,583	$113,955	$129,572

Segment profit:
Retail segment profit	$1,951	$2,584	$4,702	$3,700
Alternative energy segment profit (loss)	746	(379)	2,112	(402)
Corporate expense	(865)	(354)	(1,476)	(889)
Interest expense	(121)	(398)	(937)	(799)
Interest income	1,213	287	1,839	577
Income from synthetic fuel investments	3,406	723	10,139	2,785
Income from continuing operations
before income taxes	$6,330	$2,463	$16,379	$4,972

	July 31,	January 31,	July 31,
	2007	2007	2006
Assets:
Retail	$243,882	$233,666	$272,897
Alternative energy	104,613	67,653	5,666
Corporate	33,946	44,123	41,753
Total assets	$382,441	$345,442	$320,316

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

     Cash, except for cash held by Levelland/Hockley, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $1.8 million held by Levelland/Hockley will be used primarily to fund the construction of a 40 million gallon ethanol plant and to provide working capital until the plant commences operations.

Note 18. Subsequent Events

     On August 21, 2007, the Company entered into a conditional agreement with Levelland/Hockley to fund up to an additional $2.1 million in the form of either subordinated debt or equity.

     On August 29, 2007, US BioEnergy Corporation completed the acquisition of Millennium Ethanol, LLC (“Millennium”). In connection with the acquisition, the Company received 3,693,858 shares of US BioEnergy Common Stock and approximately $4.8 million of cash as total consideration for its interest in Millennium Ethanol, LLC based upon the conversion of the Company’s $14 million convertible secured promissory Note, accrued interest and related purchase rights.

     On August 29, 2007, KLAC REX, LLC (“Klac”) notified the Company that Klac was exercising its right to terminate nine leases with the Company. The Company must vacate the properties no later than October 30, 2007. At July 31, 2007, the Company operated a retail store at each of these locations.

     On September 5, 2007, the Company sold seven properties for approximately $10.4 million. These properties had a book value of approximately $6.1 million and related notes payable balances of approximately $3.1 million at July 31, 2007. The Company has thirty days from the closing date of the transaction to vacate the properties, all of which were operated as retail stores at July 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We are a specialty retailer in the consumer electronics/appliance industry. As of July 31, 2007 we operated 142 stores in 35 states, predominantly in small to medium-sized markets under the trade name "REX".

     In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. As we continue to seek to diversify sources of revenue and earnings, we have invested in five entities as of July 31, 2007, utilizing both debt and equity investments.

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

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Three Months		Six Months
	Ended		Ended
	July 31		July 31
	2007	2006	2007	2006
Net sales and revenue	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	68.7	72.0	69.0	71.7
Gross profit	31.3	28.0	31.0	28.3
Selling, general and administrative expenses	30.1	27.8	29.7	27.7
Interest income	3.5	0.5	2.9	0.4
Interest expense	(0.2)	(0.6)	(0.2)	(0.6)
Loss on early termination of debt	-	-	(0.6)	-
Gains on sale of real estate	0.1	2.7	0.7	1.3
Equity in income of unconsolidated ethanol affiliates	0.7	-	1.3	-
Income from synthetic fuel investments	6.0	1.1	8.9	2.1
Income from continuing operations before provision
for income taxes, minority interest and discontinued
operations	11.3	3.9	14.3	3.8
Provision for income taxes	4.6	1.4	5.7	1.4
Income from continuing operations	6.7	2.5	8.6	2.4
Minority interest	-	-	-	-
Loss from discontinued operations, net of tax	(1.0)	(0.1)	(1.3)	(0.1)
Gain on disposal of discontinued operations, net of tax	4.6	-	4.4	-
Net income	10.3%	2.4%	11.7%	2.3%

Business Segment Results

      As discussed in Note 17, our chief operating decision maker (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

      Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

      The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Quarters Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales and revenue:
Retail	$56,264	$63,583	$113,955	$129,572
Alternative energy	-	-	-	-
Total net sales and revenues	$56,264	$63,583	$113,955	$129,572

Segment profit:
Retail segment profit	$1,951	$2,584	$4,702	$3,700
Alternative energy segment profit (loss)	746	(379)	2,112	(402)
Corporate expense	(865)	(354)	(1,476)	(889)
Interest expense	(121)	(398)	(937)	(799)
Interest income	1,213	287	1,839	577
Income from synthetic fuel investments	3,406	723	10,139	2,785
Income from continuing operations
before income taxes	$6,330	$2,463	$16,379	$4,972

Comparison of Three Months and Six Months Ended July 31, 2007 and 2006

      All of our net sales and revenue was generated by our retail segment, as the only ethanol entity we consolidate did not have an operating plant in the first six months of fiscal year 2007 or 2006. Net sales and revenue in the quarter ended July 31, 2007 were $56.3 million compared to $63.6 million in the prior year’s second quarter, representing a decrease of $7.3 million or 11.5% . Net sales and revenue do not include merchandise sales from stores classified as discontinued operations.

     This decrease was primarily caused by a decrease in comparable store sales of 12.0% for the second quarter of fiscal year 2007. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts.

     The appliance category negatively impacted comparable store sales by 1.7% . The appliance category performance was primarily due to lower sales of air conditioners. The television category negatively impacted comparable store sales by 5.5% . This resulted from gains in LCD television sales being more than offset by declines in plasma, light engine and traditional tube televisions. The audio category negatively impacted comparable store sales by 2.9% . The video category negatively impacted comparable store sales by 1.6% . Both the audio and video categories have been impacted by lower price points of their respective products, as these products are continuing to become more of a commodity item with very high levels of competition.

      Net sales and revenue for the first six months of fiscal year 2007 were $114.0 million compared to $129.6 million for the first six months of fiscal year 2006. This represents a decrease of $15.6 million or 12.0% . This decrease was primarily caused by a decrease in comparable store sales of 11.0% for the first half of fiscal year 2007.

      The appliance product category positively impacted comparable store sales for the first six months of fiscal 2007 by 1.3% . The appliance category increase is related to an increased promotional effort and an increase in the breadth of products offered. These positive trends were offset by a decline in air conditioner sales. The television, audio and video categories negatively impacted comparable store sales for the first six months of fiscal year 2007 by 7.4%, 3.1% and 1.4%, respectively. The television category decrease results from gains in LCD television sales being more than offset by declines in plasma, light engine and traditional tube televisions. The audio and video categories results reflect a continuing trend of lower price points of the respective products, as these products are becoming more of a commodity item with very high levels of competition.

      The following table reflects the approximate percent of net sales for each major product group for the following periods:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
Product Category	2007	2006	2007	2006
Televisions	48.5%	47.5%	50.6%	52.1%
Appliances	35.4	33.9	32.4	28.4
Audio	4.0	6.9	4.9	7.7
Video	2.5	3.8	2.6	3.7
Extended warranties	5.7	3.7	5.2	3.5
Other	3.9	4.2	4.3	4.6
	100.0%	100.0%	100.0%	100.0%

     As of July 31, 2007, we operated 142 stores compared to 210 stores one year earlier. We did not open any stores and closed 51 stores during the first six months of fiscal year 2007. We are marketing five of the closed locations for lease or sale. We sold 39 of the closed stores and abandoned seven of the stores upon the expiration of our lease as tenant. We did not open any stores and closed eight stores during the first six months of fiscal year 2006.

      At July 31, 2007, we had lease agreements, as landlord/sub landlord, for all or parts of 15 properties. We own 12 of these properties and are the tenant/sub landlord for three of the properties. In five of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in seven of the owned properties. We have seven owned properties that are vacant at July 31, 2007. The assets for one of these properties are classified as assets held for sale.

     Gross profit in the second quarter of fiscal year 2007 was $17.6 million (31.3% of net sales and revenue) compared to $17.8 million (28.0% of net sales and revenue) recorded in the second quarter of fiscal year 2006. This represents a decrease of $0.2 million or 1.1% . Gross profit for the first six months of fiscal year 2007 was $35.4 million (31.0 % of net sales and revenue) compared to $36.6 million (28.3 % of net sales and revenue) for the first six months of fiscal year 2006. Gross profit margin for the second quarter and first half of fiscal year 2007 was negatively impacted by approximately $0.6 million and $1.5 million, respectively, as a result of having 68 net fewer stores compared to the prior year. Gross profit margin for the second quarter and first six months of fiscal year 2006 was positively impacted by a higher percentage of recognized extended warranty income, which has higher gross margins than other revenue categories.

     Selling, general and administrative expenses for the second quarter of fiscal year 2007 were $17.0 million (30.1% of net sales and revenue), a decrease of $0.5 million or 2.9% from $17.5 million (27.8% of net sales and revenue) for the second quarter of fiscal year 2006. Selling, general and administrative expenses were $33.9 million (29.7% of net sales and revenue) for the first six months of fiscal year 2007 representing a decrease of $2.0 million or 5.6% from $35.9 million (27.7% of net sales and revenue) for the first six months of fiscal year 2006. The decrease in expenses was primarily a result of lower advertising expenses as we had fewer markets to serve after our store closings.

     Interest income was $1,976,000 and $287,000 for the second quarter of fiscal years 2007 and 2006 respectively. Excess cash, primarily from the sale of real estate accounted for approximately $1,015,000 of the increase while ethanol investments accounted for approximately $711,000 of the increase.

     Interest income was $3,269,000 and $579,000 for the first six months of fiscal years 2007 and 2006 respectively. Excess cash, primarily from the sale of real estate accounted for approximately $1,268,000 of the increase while ethanol investments accounted for approximately $1,408,000 of the increase.

     Interest expense was $121,000 for the second quarter of fiscal year 2007 compared to $398,000 for the second quarter of fiscal year 2006. Interest expense was $286,000 for the first six months of fiscal year 2007 compared to $799,000 for the first six months of fiscal year 2006. Interest expense for the current year has been lowered due to capitalizing interest on certain of our ethanol investments.

      We paid off approximately $15.6 million of debt in connection with the real estate sale and leaseback transaction with Klac. As a result, we incurred prepayment penalties and the write off of prepaid loan fees totaling approximately $651,000.

      On April 30, 2007, we completed a transaction for the sale of 86 of our current and former store locations to Klac for $74.5 million in cash, before selling expenses. We also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Both parties may terminate a lease after the initial six months of the initial lease term on 28 of the leases. We also entered into license agreements with Klac for 15 of the properties that allowed us to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, we vacated the 15 properties.

     A pre-tax gain of $3.2 million (net of expenses and losses) resulted from this sale in the first quarter of fiscal year 2007. Of this gain, $2.2 million was classified as discontinued operations and the remaining $1.0 million was classified as continuing operations. We also deferred $11.6 million, which represented the present value of the minimum lease payments and a portion of the gain associated with stores that we had continuing involvement with, as defined in SFAS 98, “Accounting for Leases”. We had a gain from the disposal of discontinued operations, net of tax expense, of approximately $2.6 million for the second quarter of fiscal year 2007 and approximately $5.0 million for the first six months of fiscal year 2007.

     The following table summarizes the components of the sale and leaseback transaction (amounts in thousands):

	Number of		Recognized Gain
Property Category	Properties	Deferred Gain	(Loss)

Vacated	47	$-	$5,833
Leased until January 31, 2010	12	4,087	(68)
Leased until January 31, 2010
(6 month kickout clause)	27	3,590	1,363
Total	86	$7,677	$7,128

     During the second quarter and six months ended July 31, 2006, we completed a sale and leaseback agreement for one owned property for a pre-tax gain of approximately $1.7 million.

     During the second quarter of fiscal year 2007, we recognized income of approximately $309,000 and $103,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively. During the first six months of fiscal year 2007, we recognized income of approximately $1,379,000 and $143,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively.

      Results for the second quarter and first six months of fiscal years 2007 and 2006 reflect the impact of the sales of our investment in Colona SynFuel Limited Partnership, L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which produce synthetic fuel. We sold our ownership interest in the Colona limited partnership through a series of three sales. During the first quarter of fiscal year 2007, we recorded approximately $909,000 of income which relates to a payment received for 2006 production. The 2006 production payments were based upon estimated income tax credits per ton of coal produced. The $909,000 payment was made to us after the Internal Revenue Service published the 2006 income tax credit per ton amount in April of 2007. During the first quarter of fiscal year 2006, we recorded approximately $504,000 of income which relates to a payment received for 2005 production. The 2005 production payments were based upon estimated income tax credits per ton of coal produced. The $504,000 payment was made to us after the Internal Revenue Service published the 2005 income tax credit per ton amount in April of 2006. Effective October 1, 2005, we sold our entire ownership interest in the Somerset limited partnership that owned two synthetic fuel facilities.

     We also sold our entire membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the agreement, we are not currently able to determine the likelihood of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the impact and timing of income recognition related to production occurring after September 30, 2006. At July 31, 2007, we estimate that there is approximately 4.0 million tons of production for which we did not recognize income. See Note 12 for further discussion of income from synthetic fuel sales.

     Below is a table summarizing the income (loss) recognized from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
February 1, 1999 Colona sale	$949	$103	$2,894	$362
July 31, 2000 Colona sale	757	82	2,309	556
May 31, 2001 Colona sale	673	73	2,052	494
October 1, 2005 Somerset sale	1,027	465	2,884	950
March 30, 2004 Gillette sale	-	-	-	423
	$3,406	$723	$10,139	$2,785

     Our effective tax rate was 40.7% and 36.3% for the second quarter of fiscal years 2007 and 2006, respectively. Our effective tax rate was 39.4% and 37.1% for the first six months of fiscal years 2007 and 2006, respectively.

     Minority interest of $54,000 for the quarter ended July 31, 2007 and ($41,000) for the six months ended July 31, 2007, represents the owners’ (other than us) share of the income of Levelland/Hockley County Ethanol, LLC.

     During the quarter and six months ended July 31, 2007 we closed 21 and 46 stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $0.6 million for the second quarter of fiscal year 2007 compared to $0.1 million for the second quarter of fiscal year 2006. We had a loss from discontinued operations, net of tax benefit, of $1.5 million for the first six months of fiscal year 2007 compared to $0.1 million for the first six months of fiscal year 2006.

     As a result of the foregoing, net income for the second quarter of fiscal year 2007 was $5.8 million, an increase of $4.3 million from $1.5 million for the second quarter of fiscal year 2006. Net income for the first six months of fiscal year 2007 was $13.3 million, an increase of $10.3 million from $3.0 million for the first six months of fiscal year 2006.

Liquidity and Capital Resources

     Net cash used in operating activities was approximately $17.8 million for the first six months of fiscal year 2007, compared to $12.9 million for the first six months of fiscal year 2006. For the first six months of fiscal year 2007, cash was provided by net income of $13.3 million, adjusted for the impact of $10.1 million for gains on our installment sales of the limited partnership interests, the gain on the disposal of real estate and property and equipment of $9.0 million and non-cash items of $2.3 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, income and dividends from equity method investments, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $16.3 million, primarily a result of changes in inventory levels and extended terms from certain vendors. The primary use of cash was an increase in inventory of $14.2 million primarily due to seasonal fluctuations. The inventory increase from January 31, 2007 primarily results from higher television and air conditioner levels. The other use of cash was an increase in other assets of $9.6 million.

     For the first six months of fiscal year 2006, cash was provided by net income of $3.0 million, adjusted for the impact of $2.8 million for gains on our installment sales of the limited partnership interests, non-cash items of $2.5 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, deferred income and gain on disposal of fixed assets. In addition, accounts payable provided cash of $12.4 million, primarily a result of changes in inventory levels. The primary use of cash was an increase in inventory of $26.0 million primarily due to seasonal fluctuations. The other use of cash was a decrease in other current liabilities of $2.3 million.

     At July 31, 2007, working capital was $119.4 million compared to $83.8 million at January 31, 2007. This increase is primarily a result of the real estate sale and leaseback transaction and greater cash proceeds from our synthetic fuel investments. The ratio of current assets to current liabilities was 2.7 to 1 and 2.6 to 1 at July 31, 2007 and January 31, 2007, respectively.

     Cash of $76.6 million was provided by investing activities for the first six months of fiscal year 2007, compared to cash used of $2.1 million for the first six months of fiscal year 2006. During the first six months of fiscal year 2007, we received proceeds of $79.7 million from the sale and leaseback transaction with Klac and other real estate sales and $15.1 million from the installment sales of our ownership interests in synthetic fuel entities. We purchased an ethanol related note of $3.0 million during the first six months of fiscal year 2007. We had capital expenditures of approximately $15.2 million during the first six months of fiscal year 2007, primarily related to the Levelland/Hockley County Ethanol, LLC ethanol plant construction.

     Cash of $2.1 million was used in investing activities for the first six months of fiscal year 2006. We paid $5.6 million for a note investment in Levelland/Hockley and received proceeds of $2.6 million from the sale of real estate and fixed assets during the first half of fiscal year 2006. Additionally, during the first half of fiscal year 2006, we received proceeds of $1.3 million from installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $0.3 million during the first half of fiscal 2006, primarily related to improvements at selected stores.

     Cash used in financing activities totaled approximately $11.5 million for the first six months of fiscal year 2007 compared to cash provided by financing activities of $0.4 million for the first six months of fiscal year 2006. Cash of approximately $17.6 million was used to repay mortgage debt. Cash was provided by new debt borrowings of $5.0 million and stock option activity of $4.9 million. Cash of approximately $3.8 million was also used to acquire 195,000 shares of our common stock. As of July 31, 2007, we had approximately 805,000 authorized shares remaining available for purchase under the stock buy-back program.

     Cash provided by financing activities totaled approximately $0.4 million for the first six months of fiscal year 2006. Cash was provided by stock option activity of $1.6 million. Cash of $1.2 million was used for scheduled payments of mortgage debt.

     On June 15, 2007, we entered into a contingent agreement to subscribe for a minimum of $35.1 million and a maximum of $62.4 million of membership units of One Earth in a registered offering. This replaced our prior commitment to fund $24.9 million in One Earth. One Earth intends to commence construction, beginning in 2007, of an ethanol manufacturing facility in Gibson City, Illinois, with an annual production capacity of 100 million gallons. Our commitment will enable us to secure a majority ownership interest in One Earth.

     In addition, we have entered into a conditional agreement with One Earth to fund up to an additional $6.0 million in interim financing in the form of secured debt, bearing an interest rate of 9% per annum. As of July 31, 2007, we have funded $3.0 million of the interim financing.

     We believe we have sufficient resources to fund these and other potential ethanol investments.

     In June 2006, Levelland/Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $58.4 million, of which $17.4 million has been spent through July 31, 2007.

     On July 25, 2002, Levelland/Hockley entered into an agreement with RIO Technical Services, Inc., (“RIO”) regarding the planning, financing, design and construction of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland/Hockley. The Company estimates that fees for these services will be approximately $3.0 million, of which approximately $1.0 million has been spent through July 31, 2007.

     We believe that Levelland/Hockley will begin borrowing on its construction loan during the third quarter of fiscal 2007; thus, we anticipate incurring additional interest expense subsequent to July 31, 2007.

Forward-Looking Statements

     This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and among other things: risks and uncertainties relating to the acquisition of REX Stores' interest in Millennium Ethanol, LLC by U.S. BioEnergy Corporation including, but not limited to the uncertainty of the financial performance of U.S. BioEnergy Corporation following completion of the transaction; fluctuations in the market prices and trading volumes of U.S. BioEnergy Corporation common stock; the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes, changes in real estate market conditions, new regulatory restrictions or tax law changes relating to the Company’s synthetic fuel investments, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interest in a synthetic fuel investment, the potential for Section 29/45K tax credits to phase out based on the price of crude oil adjusted for inflation, and the uncertain amount of synthetic fuel production and resulting income received from time to time from the Company’s synthetic fuel investments. As it relates to ethanol investments, risks and uncertainties include among other things: the uncertainty of constructing plants on time and on budget, the price volatility of corn, dried distiller grains, ethanol, gasoline and natural gas, and the ability to remain in compliance with related debt covenants. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (File No. 001-09097).

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

      During the quarter ended July 31, 2007, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs (1)	or Programs (1)
May 1-31, 2007	-	$-	-	496,645
June 1-30, 2007	126,600	$18.70	126,600	873,400
July 1-31, 2007	68,800	$20.53	68,800	804,600
Total	195,400	$19.34	195,400	804,600

(1)	On June 1, 2007, the Company announced it had increased the authorization to purchase shares of its common stock from 496,645 to 1,000,0000 shares from time to time in private or market transactions at prevailing market prices. At July 31, 2007, a total of 804,600 shares remained available to purchase under this authorization.

Item 6.  Exhibits.

     The following exhibits are filed with this report:

          31     Rule 13a-14(a)/15d-14(a) Certifications

          32     Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	September 6, 2007
(Stuart A. Rose)	(Chief Executive Officer)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	September 6, 2007
(Douglas L. Bruggeman)	(Chief Financial Officer)