Form 10-Q
period 2007-10-31
REX STORES CORP
filed 2007-12-07
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number 001-09097
_________________________

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

(937) 276-3931
(Registrant's telephone number, including area code)
_________________________

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

At the close of business on December 6, 2007 the registrant had 10,128,775 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	3
	Consolidated Condensed Statements of Income	4
	Consolidated Condensed Statements of Shareholders' Equity	5
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Consolidated Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6.	Exhibits	42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	October 31,	January 31,	October 31,
	2007	2007	2006
ASSETS		(In Thousands)
CURRENT ASSETS:
Cash and cash equivalents	$102,966	$43,008	$15,923
Accounts receivable, net	1,317	1,975	3,757
Synthetic fuel receivable	1,683	8,838	7,592
Merchandise inventory, net	78,427	70,078	116,065
Prepaid expenses and other	1,550	2,915	1,655
Future income tax benefits	6,619	9,192	9,588
Total current assets	192,562	136,006	154,580
PROPERTY AND EQUIPMENT, NET	91,634	122,769	121,846
ASSETS HELD FOR SALE, NET	522	2,009	1,497
OTHER ASSETS	14,630	18,986	17,305
GOODWILL	1,322	1,322	726
FUTURE INCOME TAX BENEFITS	25,943	26,245	28,397
INVESTMENTS	66,936	35,699	5,000
RESTRICTED INVESTMENTS	2,462	2,406	2,384
Total assets	$396,011	$345,442	$331,735
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$1,510	$-	$-
Current portion of long-term debt	2,231	2,678	2,354
Deferred income	14,472	15,641	15,287
Accounts payable, trade	35,411	23,254	23,153
Deferred gain on sale and leaseback	1,730	101	101
Other current liabilities	13,315	10,510	12,189
Total current liabilities	68,669	52,184	53,084
LONG-TERM LIABILITIES:
Long-term mortgage debt	24,218	31,236	21,454
Deferred income	16,958	19,286	18,477
Deferred gain on sale and leaseback	5,187	504	529
Other	619	-	-
Total long-term liabilities	46,982	51,026	40,460
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	28,568	11,443	12,119
SHAREHOLDERS' EQUITY:
Common stock	298	295	295
Paid-in capital	143,682	139,337	138,700
Retained earnings	279,772	252,249	248,699
Treasury stock	(171,960)	(161,092)	(161,622)
Total shareholders' equity	251,792	230,789	226,072
Total liabilities and shareholders' equity	$396,011	$345,442	$331,735

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$58,765	$61,113	$162,848	$178,968
Cost of sales (Excluding depreciation)	42,292	44,561	113,759	128,904
Gross profit	16,473	16,552	49,089	50,064
Selling, general and administrative expenses	(15,612)	(17,151)	(46,995)	(50,444)
Interest income	1,503	341	4,772	920
Interest expense	(59)	(387)	(199)	(1,084)
Loss on early termination of debt	-	-	(651)	-
Gains on sale of real estate, net	901	462	1,446	2,197
Equity in income of unconsolidated ethanol affiliates	535	-	2,057	-
Realized and unrealized investment gains, net	17,118	-	17,118	-
Income (loss) from synthetic fuel investments	(1,860)	5,865	8,279	8,650
Income from continuing operations before provision
for income taxes and minority interest	18,999	5,682	34,916	10,303
Provision for income taxes	7,374	1,834	13,665	3,556
Minority interest	32	-	(12)	-
Income from continuing operations	11,657	3,848	21,239	6,747
Loss from discontinued operations, net of tax	(413)	(123)	(1,830)	(36)
Gain on disposal of discontinued operations, net of tax	3,422	1,090	8,601	1,090

NET INCOME	$14,666	$4,815	$28,010	$7,801

WEIGHTED AVERAGE SHARES
OUTSTANDING – BASIC	10,433	10,333	10,509	10,268

Basic income per share from continuing operations	$1.12	$0.37	$2.02	$0.66
Basic loss per share from discontinued operations	(0.04)	(0.01)	(0.17)	(0.01)
Basic income per share on disposal of discontinued
operations	0.33	0.11	0.82	0.11
BASIC NET INCOME PER SHARE	$1.41	$0.47	$2.67	$0.76

WEIGHTED AVERAGE SHARES
OUTSTANDING – DILUTED	11,750	11,517	11,864	11,608

Diluted income per share from continuing operations	$0.99	$0.33	$1.79	$0.58
Diluted loss per share from discontinued operations	(0.03)	(0.01)	(0.15)	-
Diluted income per share on disposal of discontinued
operations	0.29	0.10	0.72	0.09
DILUTED NET INCOME PER SHARE	$1.25	$0.42	$2.36	$0.67

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited (In Thousands)

	Common Shares						Accumulated	Total
	Issued		Treasury		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance at
January 31,
2007	29,513	$295	19,089	($161,092)	$139,337	$252,249	$-	$230,789

Net income						28,010		28,010

Cumulative
effect of
adopting
FIN 48						(287)		(287)

Treasury stock
acquired			682	(12,870)				(12,870)

Stock based
compensation					1,065			1,065

Stock options
exercised and
related tax
effects	244	3	(234)	2,002	3,280			5,285

Minority
interest
distribution						(200)		(200)

Unrealized
holding gains,
net of tax							9,717	9,717

Reclassification
adjustment for
net gains
included in net
income, net
of tax							(9,717)	(9,717)

Balance at
October 31,
2007	29,757	$298	19,537	($171,960)	$143,682	$279,772	$-	$251,792

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited (In Thousands)

	Common Shares						Total
	Issued		Treasury		Paid-in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 31, 2006	29,390	$294	19,289	($162,762)	$135,775	$240,898	$214,205

Net income						7,801	7,801

Stock based compensation					1,297		1,297

Stock options exercised
and related tax effects	101	1	(135)	1,140	1,628		2,769

Balance at
October 31, 2006	29,491	$295	19,154	($161,622)	$138,700	$248,699	$226,072

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Nine Months Ended
	October 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,010	$7,801
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,043	2,977
Stock based compensation expense	1,065	1,297
Income from equity method investments	(2,057)	-
Minority interest	92	-
Income from synthetic fuel investments	(8,279)	(8,650)
Realized and unrealized gains on investments	(17,118)	-
Gain on disposal of real estate and property and equipment	(15,182)	(3,778)
Dividends received from equity method investees	525	-
Deferred income	(4,577)	531
Excess tax benefits from stock option exercises	(29)	(24)
Deferred income tax	2,875	1,407
Changes in assets and liabilities, excluding affects of acquisitions:
Accounts receivable	658	(276)
Merchandise inventory	(8,349)	(18,694)
Prepaid expenses and other	83	397
Other long term assets	5,368	(198)
Accounts payable, trade	5,852	2,180
Other current liabilities	4,916	(412)
NET CASH USED IN OPERATING ACTIVITIES	(4,104)	(15,442)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,194)	(438)
Proceeds from sale of synthetic fuel investments	15,434	2,738
Purchase of note receivable	(5,000)	(5,595)
Repayment of note receivable	5,000	5,595
Purchase of equity investment in ethanol	(15,000)	(5,000)
Acquisition, net of cash acquired	8,546	1,665
Proceeds from sale of real estate and property and equipment	92,911	9,339
Proceeds from sale of investments	4,782	-
Restricted investments	(56)	(66)
NET CASH PROVIDED BY INVESTING ACTIVITIES	80,423	8,238
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(22,646)	(3,135)
Proceeds from long-term debt	15,681	3,092
Stock options exercised	3,445	1,783
Treasury stock acquired	(12,870)	-
Excess tax benefits from stock option exercises	29	24
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16,361)	1,764
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,958	(5,440)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,008	21,363
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,966	$15,923
Non cash investing activities– Accrued capital expenditures	$4,446	$-
Non cash operating activities– Non cash proceeds from investment sale	$38,194	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2007

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

          During the third quarter of fiscal year 2007, the Company acquired a majority ownership interest in One Earth Energy, LLC (“One Earth”). The Company includes the results of operations of One Earth in its Consolidated Condensed Statement of Income on a delayed basis of one month.

Note 2.   Reclassifications

          The Company reclassified $10.2 million and $10.1 million of prepaid commissions from current and long-term portion of deferred income on extended warranties to other assets at January 31, 2007 and October 31, 2006, respectively, to conform to current year presentation.

Note 3.   Accounting Policies

           The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2006 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, income from synthetic fuel investments and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

           The following table reflects the approximate percent of net sales for each major product group for the following periods:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
Product Category	2007	2006	2007	2006
Televisions	56.8%	55.1%	52.6%	53.1%
Appliances	28.3	27.3	31.1	28.0
Audio	3.7	5.9	4.5	7.1
Video	2.1	3.6	2.4	3.7
Extended warranties	5.4	3.7	5.3	3.6
Other	3.7	4.4	4.1	4.5
	100.0%	100.0%	100.0%	100.0%

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

          The Company recognizes income from synthetic fuel partnership sales as production is completed, the synthetic fuel is sold and collectibility of receipts is reasonably assured. The Company is paid for actual tax credits earned as the synthetic fuel is produced and sold with the exception of production at the Pine Mountain (Gillette) facility. The Company estimates the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 12 for a further discussion of synthetic fuel partnership sales.

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

          Interest expense of $199,000 for the nine months ended October 31, 2007 is net of approximately $1,261,000 of interest capitalized. No interest was capitalized in the nine months ended October 31, 2006. Cash paid for interest for the nine months ended October 31, 2007 and 2006 was approximately $1,624,000 and $1,483,000, respectively.

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $9.4 million and $0.1 million for the nine months ended October 31, 2007 and 2006, respectively. See Note 14 for a discussion of the adoption of FIN 48.

          Investments in debt securities and marketable equity securities are considered “held to maturity”, “available for sale”, or “trading securities” under SFAS 115. Under SFAS 115, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets, trading securities are required to be carried at their fair value, with unrealized gains and losses, recorded in net income. The fair values of investments in debt securities and marketable equity securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis.

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

          Restricted investments, which are principally marketable debt securities of a federal government agency, are stated at cost plus accrued interest, which approximates market. Restricted investments at October 31, 2007 and 2006 are required by two states to cover possible future claims under product service contracts. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company has classified the investments as held-to-maturity. The investments had maturity dates of less than one year at October 31, 2007 and 2006. The Company has the intent and ability to hold these securities to maturity.

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

          The method of accounting applied to long-term investments, whether consolidated, equity, cost or fair value, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary (see Note 7 for a further discussion of the acquisition of Levelland/Hockley). Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method or the fair value method.

          The Company expects that the forward cash purchase contracts of sorghum entered into by Levelland/Hockley will meet the definition of a derivative under SFAS No. 133, but will qualify for the normal purchases exception to fair value accounting. These contracts provide for the purchase of sorghum that will be delivered in quantities expected to be used over a reasonable period in the normal course of business. The Company expects these contracts to be accounted for as executory contracts under the accrual method of accounting and not recorded as fair value. Accordingly, the Company expects that costs related to purchases will be recorded as cost of goods sold.

          The Company expects that the interest rate swap entered into by Levelland/Hockley will be considered a free-standing derivative. As such, the Company expects that the fair value of the swap will be recorded as an asset or a liability on the Company’s consolidated balance sheet (included in Other Assets or Other Liabilities), with any resulting change in value recorded as a component of net income (loss).

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

          In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

          The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended

	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2006

Net income	$14,666	$4,815	$28,010	$7,801
Unrealized holding gains on
available for sale securities (net of
$5,956 of tax)	-	-	9,717	-
Reclassification adjustment for net
gains included in net income (net
of $5,956 of tax)	(9,717)	-	(9,717)	-
Total comprehensive income	$4,949	$4,815	$28,010	$7,801

Note 6.   Sale and Leaseback Transactions and Other Leases

          On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”), formerly referred to as Coventry Real Estate Investments, LLC for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either the Company or Klac may terminate a lease after the initial six months of the initial lease term on 28 of the leases, one of which was terminated in the second quarter of fiscal year 2007 and nine were terminated in the third quarter of fiscal year 2007. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the 15 properties.

          A pre-tax gain of $3.2 million (net of expenses and losses) resulted from the Klac sale in the first quarter of fiscal year 2007. Of this gain, $2.2 million was classified as discontinued operations and the remaining $1.0 million was classified as continuing operations. The Company also deferred $11.6 million, which represented the present value of the minimum lease payments and a portion of the gain associated with stores that the Company had continuing involvement with, as defined in SFAS 98, “Accounting for Leases”. The deferred gain will be amortized as a reduction to lease expense over the lease or license periods or recognized as gain on disposal at the end of the lease or license period. Approximately $1.0 million of the deferred gain was recognized during the third quarter of fiscal year 2007. Of this gain, $0.5 million was classified as discontinued operations and the remaining $0.5 million was classified as continuing operations. Approximately $8.4 million of the deferred gain was recognized during the first nine months of fiscal year 2007. Of this gain, $6.9 million was classified as discontinued operations and the remaining $1.5 million was classified as continuing operations. The leases have been accounted for as operating leases.

The following table summarizes the components of the sale and leaseback transaction (amounts in thousands):

	Number of	Deferred	Recognized
Property Category	Properties	Gain	Gain

Vacated	56	$-	$6,150
Leased until January 31, 2010	12	3,953	66
Leased until January 31, 2010
(6 month kickout clause)	18	2,409	2,227
Total	86	$6,362	$8,443

          On September 29, 2007, the Company completed a transaction for the sale and leaseback of one of its stores. The lease is a month to month term and shall expire no later than January 31, 2008. A pre-tax gain, classified as discontinued operations, of $951,000 (net of expenses) resulted from this sale. The Company has also deferred $36,000, which represents the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

          In addition to the leaseback transactions described above, the Company is committed under operating leases for certain retail store locations. The lease agreements are for varying terms through 2011 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases.

          The following table is a summary of rental activity under operating leases (amounts in thousands):

Years Ended	Minimum	Gain	Sublease
January 31	Rentals	Amortization	Income	Total

Remainder of
January 31, 2008	$2,476	$(454)	$(55)	$1,967
2009	5,916	(1,710)	(215)	3,991
2010	4,899	(1,710)	(135)	3,054
2011	495	(640)	(70)	(215)
2012	206	(640)	(5)	(439)
Thereafter	-	(1,763)	-	(1,763)
Total	$13,992	$(6,917)	$(480)	$6,595

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

          Effective July 1, 2007 the Company converted its $5.0 million convertible secured promissory note, which increased its ownership interest in Levelland/Hockley to 56%. There was a $200,000 premium over book value related to the conversion; the premium was recorded as a non-cash distribution to minority interest holders on the statement of shareholders’ equity.

          On October 30, 2007, the Company acquired 74 percent of the outstanding membership units of One Earth Energy, LLC (“One Earth”). The results of One Earth’s operations have been included in the consolidated financial statements subsequent to the acquisition date. The aggregate purchase price was $50.8 million, all of which was cash.

           The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price to the assets and liabilities of the One Earth acquisition is based upon preliminary estimates and is therefore subject to change:

(In thousands)

Cash	$59,313
Property, plant and equipment	9,899
Prepaid expenses	307
Prepaid loan fees	1,012
Total assets acquired	70,531
Current liabilities	(1,922)
Long term debt	(1,010)
Minority interest	(16,832)
Net purchase price	$50,767

          Prepaid loan fees have an estimated useful life of 6 years. One Earth is a development stage entity that has commenced construction of an ethanol production facility in Gibson City, Illinois, which will have a design capacity of 100 million gallons of ethanol annually.

          The unaudited financial information in the table below summarizes the combined results of operations of the Company, Levelland/Hockley, and One Earth, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented.

          The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented (in thousands, except per share data):

	Quarter Ended	Quarter Ended
	October 31, 2007	October 31, 2006

Net sales and revenue	$58,765	$61,113
Net income	$14,582	$4,448
Basic net income per share	$1.40	$0.43
Diluted net income per share	$1.24	$0.39

	Nine Months Ended	Nine Months Ended
	October 31, 2007	October 31, 2006

Net sales and revenue	$162,848	$178,968
Net income	$27,804	$7,089
Basic net income per share	$2.65	$0.69
Diluted net income per share	$2.34	$0.61

Note 8.   Other Assets

          The components of other assets at October 31, 2007, January 31, 2007 and October 31, 2006 are as follows (amounts in thousands):

	October 31,	January 31,	October 31,
	2007	2007	2006

Prepaid loan fees	$5,071	$4,377	$2,057
Prepaid commissions	9,221	10,234	10,112
Advance equity investment	-	5,000	-
Construction deposit	-	-	5,220
Other	338	155	221
Total	14,630	19,766	17,610
Less current portion	-	780	305
Long term	$14,630	$18,986	$17,305

          Prepaid loan fees represent amounts paid to obtain mortgage debt, borrowings under the Company’s line of credit and ethanol construction loans. Such amounts are amortized as interest expense. The advance equity investment at January 31, 2007, represents a payment made to Big River Resources, LLC in January 2007 and was effective February 1, 2007.

          Future amortization expense of prepaid loan fees is as follows (amounts in thousands):

Year Ended

Remainder of January 31, 2008	$384
January 31, 2009	895
January 31, 2010	922
January 31, 2011	855
January 31, 2012	785
Thereafter	1,230
Total	$5,071

          Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold.

          Future amortization of prepaid commissions is as follows (amounts in thousands):

Year Ended

Remainder of January 31, 2008	$1,065
January 31, 2009	3,837
January 31, 2010	2,420
January 31, 2011	1,254
January 31, 2012	549
Thereafter	96
Total	$9,221

Note 9.   Long Term Debt

          The Company borrowed $6.6 million by obtaining two mortgage loans secured by seven properties during the first nine months of fiscal year 2007. The mortgage loans bear interest at a variable rate of LIBOR plus 1.85% (7.0% at October 31, 2007) and are payable over 5 years. The Company borrowed $8.6 million under its construction loan for Levelland/Hockley. The construction loan bears interest at a variable rate of LIBOR plus 4.0% (presently 9.2%) and will be converted into a term loan on March 31, 2008, or earlier if certain terms of the construction and term loan agreement are fulfilled. The term loan bears interest at a variable rate of LIBOR plus 4.0% and is payable over five years.

          The Company paid off 35 mortgage loans that had a principal balance of $21.1 million in connection with the sale and leaseback transaction (see Note 6) and other real estate sales. In addition, the Company incurred prepayment penalties and the write off of prepaid loan fees, totaling $0.7 million, classified as loss on early termination of debt.

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

          The total intrinsic value of options exercised during the nine months ended October 31, 2007 and 2006 was approximately $4.9 million and $2.3 million, respectively, resulting in tax deductions of approximately $1.7 million and $1.0 million, respectively.

          The following table summarizes options exercised and canceled or expired during the nine months ended October 31, 2007:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)

Outstanding at January 31, 2007	4,336,893	$8.18
Exercised	(477,896)	$7.38
Forfeited	(51,000)	$12.67
Outstanding at October 31, 2007	3,807,997	$8.21	3.1	$36,424
Exercisable at October 31, 2007	3,642,878	$8.02	3.0	$35,566

          At October 31, 2007, there was approximately $1.7 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

Note 11.   Income Per Share from Continuing Operations

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	October 31, 2007			October 31, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic income per share from
continuing operations	$11,657	10,433	$1.12	$21,239	10,509	$2.02
Effect of stock options		1,317			1,355
Diluted income per share from
continuing operations	$11,657	11,750	$0.99	$21,239	11,864	$1.79

	Three Months Ended			Nine Months Ended
	October 31, 2006			October 31, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic income per share from
continuing operations	$3,848	10,333	$0.37	$6,747	10,268	$0.66
Effect of stock options		1,184			1,340
Diluted income per share from
continuing operations	$3,848	11,517	$0.33	$6,747	11,608	$0.58

          For the three months ended October 31, 2007 and 2006, a total of 165,119 shares and 620,820 shares, respectively, and for the nine months ended October 31, 2007 and 2006, a total of 165,119 shares and 354,820 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 12.   Synthetic Fuel

          Income from continuing operations for the third quarter and first nine months of fiscal year 2007 includes approximately $(1.9) million and $5.4 million, respectively, of pre-tax investment income (loss) from the sales of the Company’s entire partnership interest in Colona SynFuel Limited Partnership, L.L.L.P., (Colona). The Company expects one final settlement for 2007 production and sales to occur in fiscal year 2008 from the three separate sales of its interests in Colona ranging from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels.

          Income from continuing operations for the third quarter and first nine months of fiscal year 2007 includes approximately $(10,000) and $2,874,000, respectively, of pre-tax investment income (loss) from the sale of the Company’s entire partnership interest in Somerset Synfuel, L.P. (Somerset), which produces synthetic fuel. Effective October 1, 2005, the Company sold its entire ownership interest in Somerset, which owned two synthetic fuel facilities. The Company received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. The Company expects to receive fixed quarterly payments through 2007 and one final settlement for 2007 production and sales to occur in fiscal year 2008, based upon 80% of the attributable tax credits.

          Effective March 30, 2004, the Company sold its entire membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million at the time of sale along with a secured contingent payment note that could provide additional income. The facility resumed commercial operations during the second quarter of fiscal year 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company is eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the impact and timing of income recognition, if any, related to production occurring after September 30, 2006.

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

          The Company cannot predict with absolute certainty the Annual Average Price for 2007. Therefore, it cannot predict whether the price of oil will have a material effect on its synthetic fuel business after 2006. However, if during 2007 oil prices remain at historically high levels or increase, such that the Annual Average Price exceeds the Threshold Price, the Company’s synthetic fuel business may be adversely affected for 2007, and, depending on the magnitude of such increases in oil prices, the adverse effect for 2007 could be material and could have an impact on the Company’s synthetic fuel income. Based upon the price of oil to date and considering the NYMEX futures market, the Company estimates the tax credits would be subject to a 60% phase out as of October 31, 2007. Because synthetic fuel is not economical to produce absent the associated tax credits and the fact that the Company has no control or decision involvement with production levels, the Company cannot determine the impact of possible production reduction or elimination on the Company’s financial results. During the third quarter of fiscal year 2007, the Company received notice that the Colona plants had ceased production as a result of high oil prices.

          Below is a table summarizing the income (loss) from the sales, net of certain expenses, of the Company’s interests in synthetic fuel entities (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

February 1, 1999 Colona sale	$(738)	$1,130	$2,156	$1,492
July 31, 2000 Colona sale	(589)	902	1,720	1,457
May 31, 2001 Colona sale	(523)	802	1,529	1,296
October 1, 2005 Somerset sale	(10)	2,396	2,874	3,347
March 30, 2004 Gillette sale	-	635	-	1,058
	$(1,860)	$5,865	$8,279	$8,650

Note 13.   Investments

          The following tables summarize investments at October 31, 2007, January 31, 2007 and October 31, 2006 (amounts in thousands):

Debt Securities October 31, 2007
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal National
Mortgage			Held to
Association Note	5.37%	11/29/2007	Maturity	$1,530	$1,530

Total Debt
Securities				$1,530	$1,530

Debt Securities January 31, 2007
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal National
Mortgage			Held to
Association Note	5.04%	2/16/2007	Maturity	$1,473	$1,473

Millennium
Ethanol, LLC			Available for
Convertible Note	15.60%	4/1/2015	Sale	14,000	14,000

Total Debt
Securities				$15,473	$15,473

Debt Securities October 31, 2006
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal Home
Loan Mortgage			Held to
Corp Note	5.24%	11/14/2006	Maturity	$1,452	$1,452

Total Debt
Securities				$1,452	$1,452

There were no unrealized holding gains or losses in fiscal year 2007 or 2006.

          The Company has approximately $932,000 at October 31, 2007, January 31, 2007 and October 31, 2006 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 5.5%, 5.7% and 5.3% at October 31, 2007, January 31, 2007 and October 31, 2006, respectively and are classified as restricted investments in the consolidated condensed balance sheet.

          On August 29, 2007, US BioEnergy Corporation completed the acquisition of Millennium Ethanol, LLC (“Millennium”). In connection with the acquisition, the Company received 3,693,858 shares of US BioEnergy Common Stock and approximately $4.8 million of cash as total consideration for its interest in Millennium based upon the conversion of the Company’s $14 million convertible secured promissory note, accrued interest and related purchase rights. The Company recorded a realized gain (pre-tax) of $27.4 million as a result of this transaction. During the remainder of the third quarter of fiscal year 2007, the Company recorded an unrealized loss (pre-tax) of $10.3 million related to its holdings of US BioEnergy common stock. See Note 18 for a further discussion of the Company’s investment in US BioEnergy Corporation.

          The following table summarizes common stock investments at October 31, 2007 (amounts in thousands):

Entity	Number of Shares	Fair Value

US BioEnergy Corporation	3,694	$27,926

The following table summarizes equity method investments at October 31, 2007 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	9.8%	$21,936	$20,000
Patriot Renewable Fuels, LLC	23.3%	17,074	16,000
Total Equity Securities		$39,010	$36,000

The following table summarizes equity method investments at January 31, 2007 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	4.3%	$5,499	$5,000
Patriot Renewable Fuels, LLC	23.3%	16,200	16,000
Total Equity Securities		$21,699	$21,000

The following table summarizes equity method investments at October 31, 2006 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	4.3%	$5,000	$5,000

Total Equity Securities		$5,000	$5,000

          On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River Resources, LLC (“Big River”). Big River is an Iowa limited liability company and holding company for several entities including Big River Resources West Burlington, LLC which presently operates a 52 million gallon ethanol manufacturing facility. This facility is being expanded to a 90 million gallon facility, expected to be completed by January 31, 2008. In addition, Big River has commenced construction of a 100 million gallon facility, expected to be completed during fiscal year 2009. The Company has funded $20 million of this investment in exchange for a 9.8% ownership interest. During the first nine months of fiscal year 2007, the Company recorded income of $2.0 million as its share of equity method earnings from Big River.

          On June 8, 2006, the Company entered into an agreement to invest $16 million in Patriot Renewable Fuels, LLC (“Patriot”) which has commenced construction of an ethanol producing facility in Annawon, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The Company funded this investment on December 4, 2006 in exchange for a 23.3% ownership interest. Patriot is a development stage enterprise; the Company has capitalized interest of $980,000 at October 31, 2007 as Patriot is constructing its ethanol plant. During the first nine months of fiscal year 2007, the Company recorded income of $94,000 as its share of equity method earnings from Patriot.

          Undistributed earnings of equity method investees totaled approximately $2.0 million at October 31, 2007.

Note 14.   Income Taxes

          The effective tax rate on consolidated pre-tax income was 39.1% for the nine months ended October 31, 2007, 33.1% for the year ended January 31, 2007 and 34.5% for the nine months ended October 31, 2006. An adjustment for recognizing the benefit of Section 29/45K tax credits of 1.4% is reflected in the effective rate for the year ended January 31, 2007. The provision for state taxes is approximately 4.0% and 1.0% for the nine months ended October 31, 2007 and 2006, respectively. The provision for state taxes is approximately (0.4)% for the year ended January 31, 2007.

          The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended before January 31, 2002.

          The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of October 31, 2007, total unrecognized tax benefits were $360,000, and accrued penalties and interest were $259,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $360,000 of the reserve would benefit the effective tax rate. There were no unrecognized tax benefits that represented temporary differences. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

          On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. The Company prevailed on an unrecognized tax benefit of $279,000 that was recorded during the third quarter of fiscal year 2007. Accordingly, the liability for the unrecognized tax benefit of $279,000 and related penalties and interest of $42,000 were reduced during the third quarter of fiscal year 2007.

          It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position.

Note 15.   Discontinued Operations and Assets Held for Sale

          During the first nine months of fiscal year 2007, the Company closed 58 stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores, and certain other stores closed in previous periods, were classified as discontinued operations for all periods presented. One closed store is classified as held for sale. The net assets of this store at October 31, 2007 were approximately $0.5 million. The Company expects to sell the fixed assets related to this store within the next 12 months through normal real estate channels.

          Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(In Thousands)
Net sales and revenue	$5,266	$25,113	$31,773	$75,939
Cost of sales	4,511	19,276	25,964	57,301
Loss before income taxes	(635)	(189)	(2,815)	(55)
Benefit for income taxes	222	66	985	19
Gain on disposal	5,265	1,677	13,232	1,677
Provision for income taxes	(1,843)	(587)	(4,631)	(587)
Net income	$3,009	$967	$6,771	$1,054

Note 16.   Commitments

          In August 2007, the Company entered into a conditional agreement to fund up to an additional $2.1 million in Levelland/Hockley in the form of either subordinated debt or equity.

          In June 2006, Levelland/Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $58.4 million, of which $34.2 million has been spent through October 31, 2007.

          On July 25, 2002, Levelland/Hockley entered into an agreement with RIO Technical Services, Inc., (“RIO”) regarding the planning, financing, design and construction of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland/Hockley. The Company estimates that fees for these services will be approximately $3.0 million, of which approximately $1.3 million has been spent through October 31, 2007.

          In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120.2 million, of which $1.0 million has been spent through October 31, 2007.

          In June 2007, One Earth entered into a design/build agreement for the installation of a rail system for the plant. The contract price is approximately $1.6 million, none of which has been spent through October 31, 2007.

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

          The following table summarizes segment business activities in the periods presented (amounts in thousands):

	Quarters Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales and revenue:
Retail	$58,765	$61,113	$162,848	$178,968
Alternative energy	-	-	-	-
Total net sales and revenues	$58,765	$61,113	$162,848	$178,968

Segment profit:
Retail segment profit	$3,161	$1,016	$7,110	$4,729
Alternative energy segment profit (loss)	16,911	(80)	19,020	(530)
Corporate expense	(328)	(679)	(1,701)	(1,567)
Interest expense	(103)	(581)	(838)	(1,615)
Interest income	1,218	141	3,046	636
Income (loss) from synthetic fuel
investments	(1,860)	5,865	8,279	8,650
Income from continuing operations
before income taxes	$18,999	$5,682	$34,916	$10,303

	October 31,	January 31,	October 31,
	2007	2007	2006
Assets:
Retail	$183,102	$233,666	$256,962
Alternative energy	178,664	67,653	29,196
Corporate	34,245	44,123	45,577
Total assets	$396,011	$345,442	$331,735

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

          Cash, except for cash held by Levelland/Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $0.2 million and $59.3 million held by Levelland/Hockley and One Earth, respectively, at October 31, 2007, will be used primarily to fund the construction of ethanol plants and to provide working capital until the plants commence operations.

Note 18.   Subsequent Events

          On November 15, 2007, One Earth Energy, LLC entered into an interest rate swap agreement with a financial institution. The swap becomes effective July 31, 2009 and is for an initial notional amount of $50,000,000. The effect of the swap will result in One Earth paying a fixed rate of interest of 7.9% on $50,000,000 of its anticipated $100,000,000 term loan.

          In November of 2007, Levelland/Hockley County Ethanol, LLC entered into three forward purchase agreements for approximately 830,000 bushels of sorghum. The contracts call for Levelland/Hockley to pay based upon the March futures rate for sorghum delivery quoted on the Chicago Board of Trade.

          On November 29, 2007, VeraSun Energy Corp and US BioEnergy Corporation announced that they had entered into a definitive merger agreement which has been unanimously approved by the board of directors of each company. Under the merger agreement, 0.81 shares of VeraSun common stock will be issued for each outstanding share of US BioEnergy common stock. As of October 31, 2007, the Company held 3,693,858 shares of US BioEnergy common stock. The merger is anticipated to close during the first quarter of 2008, pending shareholder approval, anti-trust regulatory clearance and the completion of other customary conditions.

          Subsequent to October 31, 2007, the Company sold approximately 2.2 million shares of US BioEnergy common stock for proceeds totaling approximately $18.4 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

          We are a specialty retailer in the consumer electronics/appliance industry. As of October 31, 2007 we operated 124 stores in 34 states, predominantly in small to medium-sized markets under the trade name "REX". In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants.

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

Results of Operations

          The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Three Months		Nine Months
	Ended		Ended
	October 31		October 31
	2007	2006	2007	2006
Net sales and revenue	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	72.0	72.9	69.9	72.0
Gross profit	28.0	27.1	30.1	28.0
Selling, general and administrative expenses	(26.6)	(28.1)	(28.9)	(28.1)
Interest income	2.6	0.6	2.9	0.5
Interest expense	(0.1)	(0.6)	(0.1)	(0.6)
Loss on early termination of debt	-	-	(0.4)	-
Gains on sale of real estate	1.5	0.7	0.9	1.2
Equity in income of unconsolidated ethanol affiliates.	0.9	-	1.3	-
Realized and unrealized investment gains, net	29.1	-	10.5	-
Income (loss) from synthetic fuel investments	(3.1)	9.6	5.1	4.8
Income from continuing operations before provision for
income taxes, minority interest and discontinued
operations	32.3	9.3	21.4	5.8
Provision for income taxes	12.5	3.0	8.4	2.0
Income from continuing operations	19.8	6.3	13.0	3.8
Minority interest	0.1	-	-	-
Loss from discontinued operations, net of tax	(0.7)	(0.2)	(1.1)	-
Gain on disposal of discontinued operations, net of tax	5.8	1.8	5.3	0.6
Net income	25.0%	7.9%	17.2%	4.4%

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

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Quarters Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales and revenue:
Retail	$58,765	$61,113	$162,848	$178,968
Alternative energy	-	-	-	-
Total net sales and revenues	$58,765	$61,113	$162,848	$178,968

Segment profit:
Retail segment profit	$3,161	$1,016	$7,110	$4,729
Alternative energy segment profit (loss)	16,911	(80)	19,020	(530)
Corporate expense	(328)	(679)	(1,701)	(1,567)
Interest expense	(103)	(581)	(838)	(1,615)
Interest income	1,218	141	3,046	636
Income (loss) from synthetic fuel
investments	(1,860)	5,865	8,279	8,650
Income from continuing operations
before income taxes	$18,999	$5,682	$34,916	$10,303

Comparison of Three Months and Nine Months Ended October 31, 2007 and 2006

          All of our net sales and revenue was generated by our retail segment, as the only ethanol entities we consolidate did not have an operating plant in the first nine months of fiscal year 2007 or 2006. Net sales and revenue in the quarter ended October 31, 2007 were $58.8 million compared to $61.1 million in the prior year’s third quarter, representing a decrease of $2.3 million or 3.8% . Net sales and revenue do not include merchandise sales from stores classified as discontinued operations.

          This decrease was primarily caused by a decrease in comparable store sales of 8.0% for the third quarter of fiscal year 2007. This decrease was partially offset by a higher percentage of the quarterly net sales and revenue being derived from extended service contracts. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts.

          The television category negatively impacted comparable store sales by 5.3% . This resulted from gains in LCD television sales being more than offset by declines in plasma, light engine and traditional tube televisions. The audio category negatively impacted comparable store sales by 2.0% . The audio category decline is consistent with industry trends away from traditional audio products. The video category negatively impacted comparable store sales by 1.5% . The video category has generally been impacted by lower price points, as many of these products continue to become more of a commodity item with very high levels of competition. The appliance category positively impacted comparable store sales by 1.2% . The appliance category performance was primarily due to an increased promotional effort and an increase in the breadth of products offered.

          Net sales and revenue for the first nine months of fiscal year 2007 were $162.8 million compared to $179.0 million for the first nine months of fiscal year 2006. This represents a decrease of $16.2 million or 9.1% . This decrease was primarily caused by a decrease in comparable store sales of 10.0% for the first nine months of fiscal year 2007.

          The appliance product category positively impacted comparable store sales for the first nine months of fiscal year 2007 by 1.4% . The appliance category increase is related to an increased promotional effort and an increase in the breadth of products offered. These positive trends were offset by a decline in air conditioner sales. The television, audio and video categories negatively impacted comparable store sales for the first nine months of fiscal year 2007 by 6.7%, 2.9% and 1.4%, respectively. The television category decrease results from gains in LCD television sales being more than offset by declines in plasma, light engine and traditional tube televisions. The video category has generally been impacted by lower price points, as many of these products continue to become more of a commodity item with very high levels of competition. The audio category decline is consistent with industry trends away from traditional audio products.

          The following table reflects the approximate percent of net sales for each major product group for the following periods:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
Product Category	2007	2006	2007	2006
Televisions	56.8%	55.1%	52.6%	53.1%
Appliances	28.3	27.3	31.1	28.0
Audio	3.7	5.9	4.5	7.1
Video	2.1	3.6	2.4	3.7
Extended warranties	5.4	3.7	5.3	3.6
Other	3.7	4.4	4.1	4.5
	100.0%	100.0%	100.0%	100.0%

          As of October 31, 2007, we operated 124 stores compared to 207 stores one year earlier. We did not open any stores and closed 69 stores during the first nine months of fiscal year 2007. We are marketing five of the closed locations for lease or sale. We sold 46 of the closed stores and abandoned 18 of the stores upon the expiration of our lease as tenant. We did not open any stores and closed 11 stores during the first nine months of fiscal year 2006.

          At October 31, 2007, we had lease agreements, as landlord/sub landlord, for all or parts of 12 properties. We own nine of these properties and are the tenant/sub landlord for three of the properties. In two of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in the seven remaining leased properties. We have six owned properties that are vacant at October 31, 2007. The assets for one of these properties are classified as assets held for sale.

          Gross profit in the third quarter of fiscal year 2007 was $16.5 million (28.0% of net sales and revenue) compared to $16.6 million (27.1% of net sales and revenue) recorded in the third quarter of fiscal year 2006. This represents a decrease of $0.1 million or 0.6% . Gross profit for the first nine months of fiscal year 2007 was $49.1 million (30.1% of net sales and revenue) compared to $50.1 million (28.0% of net sales and revenue) for the first nine months of fiscal year 2006. Gross profit margin for the third quarter and first nine months of fiscal year 2007 was positively impacted by a higher percentage of recognized extended warranty income, which has higher gross margins than other revenue categories.

          Selling, general and administrative expenses for the third quarter of fiscal year 2007 were $15.6 million (26.6% of net sales and revenue), a decrease of $1.6 million or 9.3% from $17.2 million (28.1% of net sales and revenue) for the third quarter of fiscal year 2006. Selling, general and administrative expenses were $47.0 million (28.9% of net sales and revenue) for the first nine months of fiscal year 2007 representing a decrease of $3.4 million or 6.7% from $50.4 million (28.1% of net sales and revenue) for the first nine months of fiscal year 2006. The decrease in expenses was primarily a result of lower advertising expenses as we had fewer markets to serve after our store closings and lower payroll expenses as we eliminated numerous positions during the first nine months of fiscal year 2007 and overall lower commission levels.

          Interest income was $1,503,000 and $341,000 for the third quarter of fiscal years 2007 and 2006 respectively. Excess cash, primarily from the sale of real estate accounted for approximately $1,059,000 of the increase while ethanol investments accounted for approximately $103,000 of the increase.

          Interest income was $4,772,000 and $920,000 for the first nine months of fiscal years 2007 and 2006 respectively. Excess cash, primarily from the sale of real estate accounted for approximately $2,413,000 of the increase while ethanol investments accounted for approximately $1,439,000 of the increase.

          Interest expense was $59,000 for the third quarter of fiscal year 2007 compared to $387,000 for the third quarter of fiscal year 2006. Interest expense was $199,000 for the first nine months of fiscal year 2007 compared to $1,084,000 for the first nine months of fiscal year 2006. Interest expense for the current year has been lowered due to capitalizing interest on certain of our ethanol investments and paying off mortgage debt related to store real estate sales.

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

          A pre-tax gain of $3.2 million (net of expenses and losses) resulted from the Klac sale in the first quarter of fiscal year 2007. Of this gain, $2.2 million was classified as discontinued operations and the remaining $1.0 million was classified as continuing operations. We also deferred $11.6 million, which represented the present value of the minimum lease payments and a portion of the gain associated with stores that we had continuing involvement with, as defined in SFAS 98, “Accounting for Leases”. Approximately $1.0 million of the deferred gain was recognized during the third quarter of fiscal year 2007. Of this gain, $0.5 million was classified as discontinued operations and the remaining $0.5 million was classified as continuing operations. Approximately $8.4 million of the deferred gain was recognized during the first nine months of fiscal year 2007. Of this gain, $6.9 million was classified as discontinued operations and the remaining $1.5 million was classified as continuing operations. The leases have been accounted for as operating leases.

          The following table summarizes the components of the sale and leaseback transaction (amounts in thousands):

	Number of		Recognized Gain
Property Category	Properties	Deferred Gain	(Loss)

Vacated	56	$-	$6,150
Leased until January 31, 2010	12	3,953	66
Leased until January 31, 2010
(6 month kickout clause)	18	2,409	2,227
Total	86	$6,362	$8,443

          During the third quarter and nine months ended October 31, 2007, we completed a sale and leaseback of one of our stores. The lease has a month to month term and shall expire no later than January 31, 2008. A pre-tax gain of $951,000 (net of expenses) resulted from this sale. We deferred $36,000, which represents the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

          During the third quarter of fiscal year 2007, we recognized income of approximately $584,000 and a loss of approximately $49,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively. During the first nine months of fiscal year 2007, we recognized income of approximately $1,963,000 and $94,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively.

          On August 29, 2007, US BioEnergy Corporation completed the acquisition of Millennium Ethanol, LLC (“Millennium”). In connection with the acquisition, we received 3,693,858 shares of US BioEnergy Common Stock and approximately $4.8 million of cash as total consideration for our interest in Millennium Ethanol, LLC based upon the conversion of our $14 million convertible secured promissory note, accrued interest and related purchase rights. We recorded a realized gain (pre- tax) of $27.4 million and an unrealized loss (pre-tax) of $10.3 million related to our holdings of US BioEnergy common stock during the third quarter of fiscal year 2007.

           Results for the third quarter and first nine months of fiscal years 2007 and 2006 reflect the impact of the sales of our investment in Colona SynFuel Limited Partnership, L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which produce synthetic fuel. We sold our ownership interest in the Colona limited partnership through a series of three sales. Effective October 1, 2005, we sold our entire ownership interest in the Somerset limited partnership that owned two synthetic fuel facilities.

          Effective March 30, 2004, we sold our entire membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal year 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the agreement, we are not currently able to determine the likelihood of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the impact and timing of income recognition related to production occurring after September 30, 2006. At October 31, 2007, we estimate that there is approximately 4.0 million tons of production for which we did not recognize income and which is subject to phase outs as a result of higher oil prices during fiscal year 2007. See Note 12 for further discussion of income from synthetic fuel sales.

          Below is a table summarizing the income (loss) recognized from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

February 1, 1999 Colona sale	$(738)	$1,130	$2,156	$1,492
July 31, 2000 Colona sale	(589)	902	1,720	1,457
May 31, 2001 Colona sale	(523)	802	1,529	1,296
October 1, 2005 Somerset sale	(10)	2,396	2,874	3,347
March 30, 2004 Gillette sale	-	635	-	1,058
	$(1,860)	$5,865	$8,279	$8,650

          Our effective tax rate was 38.8% and 32.2% for the third quarter of fiscal years 2007 and 2006, respectively. Our effective tax rate was 39.1% and 34.5% for the first nine months of fiscal years 2007 and 2006, respectively.

          Minority interest of $32,000 for the quarter ended October 31, 2007 and ($12,000) for the nine months ended October 31, 2007, represents the owners’ (other than us) share of the income or loss of Levelland/Hockley County Ethanol, LLC.

          During the quarter and nine months ended October 31, 2007 we closed 13 and 58 stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $0.4 million for the third quarter of fiscal year 2007 compared to $0.1 million for the third quarter of fiscal year 2006. We had a loss from discontinued operations, net of tax benefit, of $1.8 million for the first nine months of fiscal year 2007 compared to $0.1 million for the first nine months of fiscal year 2006.

          We had a gain from the disposal of discontinued operations, net of tax expense, of approximately $3.4 million for the third quarter of fiscal year 2007 compared to $1.1 million for the third quarter of fiscal year 2006. We had a gain from the disposal of discontinued operations, net of tax expense, of approximately $8.6 million for the first nine months of fiscal year 2007 compared to $1.1 million for the third quarter of fiscal year 2006.

          As a result of the foregoing, net income for the third quarter of fiscal year 2007 was $14.7 million, an increase of $9.9 million from $4.8 million for the third quarter of fiscal year 2006. Net income for the first nine months of fiscal year 2007 was $28.0 million, an increase of $20.2 million from $7.8 million for the first nine months of fiscal year 2006.

Critical Accounting Policies and Estimates

          In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue and sales, net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the change to our income tax policy that is discussed in “Income Taxes - Adoption of FIN 48” below, we believe that during the first nine months of fiscal year 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in the Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.

Income Taxes - Adoption of FIN 48

          We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on February 1, 2007. See Note 14 to the financial statements. As a result of our adoption of FIN 48, we recognize and measure benefits for uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.

          We expect that the forward cash purchase contracts of sorghum entered into by Levelland/Hockley will meet the definition of a derivative under SFAS No. 133, but will qualify for the normal purchases exception to fair value accounting. These contracts provide for the purchase of sorghum that will be delivered in quantities expected to be used over a reasonable period in the normal course of business. We expect these contracts to be accounted for as executory contracts under the accrual method of accounting and not recorded as fair value. Accordingly, we expect that costs related to purchases will be recorded as cost of goods sold.

          We expect that the interest rate swap entered into by Levelland/Hockley will be considered a free-standing derivative. As such, we expect that the fair value of the swap will be recorded as an asset or a liability on our consolidated balance sheet (included in Other Assets or Other Liabilities), with any resulting change in value recorded as a component of net income (loss).

Liquidity and Capital Resources

          Net cash used in operating activities was approximately $4.1 million for the first nine months of fiscal year 2007, compared to $15.4 million for the first nine months of fiscal year 2006. For the first nine months of fiscal year 2007, cash was provided by net income of $28.0 million, adjusted for the impact of $8.3 million for gains on our installment sales of the limited partnership interests, $17.1 million for realized and unrealized gains on investments, the gain on the disposal of real estate and property and equipment of $15.2 million, dividends received from equity method investees of $0.5 million and non-cash items of $0.7 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, income from equity method investments, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $5.9 million, primarily a result of changes in inventory levels and extended terms from certain vendors. The primary use of cash was an increase in inventory of $8.3 million primarily due to seasonal fluctuations. The inventory increase from January 31, 2007 primarily results from higher television and air conditioner levels. The other sources of cash were a decrease in other assets of $5.4 million, a decrease in accounts receivable of $0.7 million and an increase in other current liabilities of $4.9 million.

            For the first nine months of fiscal year 2006, cash was provided by net income of $7.8 million, adjusted for the impact of $8.7 million for gains on our installment sales of the limited partnership interests, non-cash items of $2.4 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, deferred income, gain on disposal of fixed assets, and the deferred income tax provision. In addition, accounts payable provided cash of $2.2 million, primarily a result of the timing of vendor payments. The primary use of cash was an increase in inventory of $18.7 million primarily due to seasonal fluctuations.

          At October 31, 2007, working capital was $123.9 million compared to $83.8 million at January 31, 2007. This increase is primarily a result of the real estate sale and leaseback transaction and greater cash proceeds from our synthetic fuel investments. The ratio of current assets to current liabilities was 2.8 to 1 and 2.6 to 1 at October 31, 2007 and January 31, 2007, respectively.

          Cash of $80.4 million was provided by investing activities for the first nine months of fiscal year 2007, compared to $8.2 million for the first nine months of fiscal year 2006. During the first nine months of fiscal year 2007, we received proceeds of $92.9 million from the sale and leaseback transaction with Klac and other real estate sales, $15.4 million from the installment sales of our ownership interests in synthetic fuel entities and $4.8 million from the sale of our interest in Millennium. The acquisition of One Earth provided cash of $8.6 million as One Earth’s cash balance of $59.3 million exceeded the purchase price of $50.7 million. We purchased an equity investment in Big River of $15.0 million during the first nine months of fiscal year 2007. We had capital expenditures of approximately $26.2 million during the first nine months of fiscal year 2007, primarily related to Levelland/Hockley ethanol plant construction.

          Cash of $8.2 million was provided by investing activities for the first nine months of fiscal year 2006. We paid $5.0 million for an equity investment in Big River and received proceeds of $9.3 million from the sale of real estate and fixed assets during the first nine months of fiscal year 2006. The acquisition and resulting consolidation of Levelland/Hockley provided cash of $1.7 million as Levelland Hockley’s cash balance of $13.2 million exceeded the purchase price of $11.5 million. Additionally, during the first nine months of fiscal year 2006, we received proceeds of $2.7 million from installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $0.4 million during the first nine months of fiscal year 2006, primarily related to improvements at selected stores.

          Cash used in financing activities totaled approximately $16.4 million for the first nine months of fiscal year 2007 compared to cash provided by financing activities of $1.8 million for the first nine months of fiscal year 2006. Cash of approximately $22.6 million was used to repay mortgage debt. Cash was provided by new debt borrowings of $15.7 million and stock option activity of $3.4 million. We also recorded a tax benefit of approximately $1.8 million during the first nine months of fiscal year 2007 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of approximately $12.9 million was also used to acquire 682,000 shares of our common stock. As of October 31, 2007, we had approximately 318,000 authorized shares remaining available for purchase under the stock buy-back program.

          Cash provided by financing activities totaled approximately $1.8 million for the first nine months of fiscal year 2006. Cash was provided by stock option activity of $1.8 million. We also recorded a tax benefit of approximately $1.0 million during the first nine months of fiscal year 2006 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of $3.1 million was used for scheduled payments of mortgage debt and cash of $3.1 million was provided by new borrowings.

          In August 2007, we entered into a conditional agreement to fund up to an additional $2.1 million in Levelland/Hockley in the form of either subordinated debt or equity.

          We believe we have sufficient resources to fund this and other potential alternative energy investments.

          In June 2006, Levelland/Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $58.4 million, of which $34.2 million has been spent through October 31, 2007.

          On July 25, 2002, Levelland/Hockley entered into an agreement with RIO Technical Services, Inc., (“RIO”) regarding the planning, financing, design and construction of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland/Hockley. The Company estimates that fees for these services will be approximately $3.0 million, of which approximately $1.3 million has been spent through October 31, 2007.

          Levelland/Hockley began borrowing on its construction loan during the third quarter of fiscal year 2007; thus, we anticipate incurring additional interest charges subsequent to October 31, 2007.

          In May, 2007, One Earth entered into a design/build contract with a designer/builder for the design and construction of One Earth’s ethanol plant for $120.2 million, exclusive of any change orders the Company may approve. One Earth paid a $1 million non-refundable commitment fee which will be credited against the contract price.

          In June 2007, One Earth entered into a design/build agreement for the installation of a rail system for the plant. The contract price is approximately $1.6 million, none of which has been spent through October 31, 2007.

          See Note 18 to the financial statements for events affecting our investment in US BioEnergy Corporation.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and among other things: risks and uncertainties relating to the uncertainty of the financial performance of US BioEnergy Corporation; fluctuations in the market prices and trading volumes of US BioEnergy Corporation common stock; the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes, changes in real estate market conditions, new regulatory restrictions or tax law changes relating to the Company’s synthetic fuel investments, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interest in a synthetic fuel investment, the potential for Section 29/45K tax credits to phase out based on the price of crude oil adjusted for inflation, and the uncertain amount of synthetic fuel production and resulting income received from time to time from the Company’s synthetic fuel investments. As it relates to ethanol investments, risks and uncertainties include among other things: the uncertainty of constructing plants on time and on budget, the price volatility of corn, dried distiller grains, ethanol, gasoline and natural gas, and the ability to remain in compliance with related debt covenants. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (File No. 001-09097).

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

PART II. OTHER INFORMATION

Item 1A.   Risk Factors

          During the quarter ended October 31, 2007, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs (1)	or Programs (1)
August 1-31, 2007	259,300	$19.24	259,300	545,300
September 1-30, 2007	22,500	$18.82	22,500	522,800
October 1-31, 2007	205,200	$17.92	205,200	317,600
Total	487,000	$18.67	487,000	317,600

(1)	On May 31, 2007, our Board of Directors increased our share repurchase authorization to 1,000,000 shares of common stock, inclusive of prior authorizations. At October 31, 2007, a total of 317,600 shares remained available to purchase under this authorization.

Item 6.   Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	December 7, 2007
(Stuart A. Rose)	(Chief Executive Officer)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	December 7, 2007
(Douglas L. Bruggeman)	(Chief Financial Officer)