Form 10-K
period 2008-01-31
REX STORES CORP
filed 2008-04-14
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2008	COMMISSION FILE NO. 001-09097

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered

Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

At the close of business on July 31, 2007 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,242,886 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $191,653,426.

There were 10,737,051 shares of the registrant’s Common Stock outstanding as of April 11, 2008.

Documents Incorporated by Reference

Portions of REX Stores Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 3, 2008 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

REX was incorporated in Delaware in 1984 as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc., Stereo Town, Inc. and Kelly & Cohen Appliances, Inc., which were formed in 1980, 1981 and 1983, respectively. Our principal offices are located at 2875 Needmore Road, Dayton, Ohio 45414. Our telephone number is (937) 276-3931. We are a specialty retailer in the consumer electronics and appliance industry, presently serving over 100 small to medium-sized towns and communities, and an investor in various alternative energy entities. We are leveraging our experience from our investments in synthetic fuel partnerships into the ethanol (alternative energy) industry. We closed 78 retail stores during fiscal year 2007 and invested $60.8 million in ethanol entities as we continue seeking diversified revenue and earnings sources. During fiscal year 2008, we anticipate additional retail store closings as we seek to close unprofitable or marginally profitable retail stores, although we have not established a targeted number of stores. We do not anticipate opening additional retail stores. We have historically owned a majority of our retail stores and we monetized a portion of our real estate investment by selling approximately 60% of our owned retail and vacant stores in fiscal year 2007. We have no definitive plans, beyond our existing commitments, but will continue to consider additional investments in the alternative energy segment. We do not intend to invest or otherwise deploy significant amounts of capital into the retail segment for additional stores. While we have no established timeframe to divest our retail stores, our strategy will be to close unprofitable or marginally profitable stores upon the expiration of the retail store’s lease or upon successfully marketing company owned real estate for sale or lease. In addition, we intend to consider and evaluate strategic alternatives for our businesses, including opportunities to monetize our real estate portfolio.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. See Note 17 of the Notes to the Consolidated Financial Statements for information regarding the net sales and revenues for each of our business segments for the fiscal years ended January 31, 2008, 2007 and 2006.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2007” means the period February 1, 2007 to January 31, 2008. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Retail Overview

Our stores average approximately 11,300 square feet and offer a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, major household appliances, video and audio equipment and ready to assemble furniture.

Our business strategy emphasizes depth of selection within key product categories. Brand name products are offered at everyday low prices combined with frequent special sales and promotions. We concentrate our stores in small and medium sized markets where we believe that by introducing a high volume, low price merchandising concept, we can become a dominant retailer. We support our merchandising strategy with extensive newspaper advertising in each of our local markets and maintain a knowledgeable sales force which focuses on customer service. We believe our low price policy and attention to customer satisfaction provide customers with superior value.

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

Maintaining Guaranteed Low Prices

We actively monitor prices at competing stores and adjust our prices as necessary to meet or beat the competition. We guarantee a low price on our products through a policy of refunding 125% of the difference between our price and a competitor’s price on the same item.

Offering a Broad Selection of Brand Name Products

We offer a broad selection of brand name products within key product categories. We carry many major brands of consumer electronics and several major brands of appliances. We offer merchandise in each of our product categories at a range of price points and generally maintain sufficient product stock for immediate delivery to customers.

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

Striving to be the Low Cost Operator in Our Markets

Our current prototype store is approximately 11,300 square feet and provides us with cost and space efficiencies. Our market selection criteria and operating philosophy allow us to minimize both occupancy and labor costs. Generally, all of our store employees, including our store managers, sell products, unload trucks, stock merchandise and process sales, which helps minimize employee count and overhead within each store. Most stores are staffed with between three and six employees.

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

Store Operations

Stores. We locate our stores in the general vicinity of major retail shopping districts and design our stores to generate their own traffic. At January 31, 2008, 74 stores were located in free-standing buildings, with the balance situated in strip shopping centers and regional malls. Stores located in malls generally have exterior access and signage rights.

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

Our existing stores average approximately 11,300 square feet, including approximately 7,800 square feet of selling space and approximately 3,500 square feet of storage. Stores are open seven days and six nights per week, except for certain holidays. Generally, hours of operation are 10:00 a.m. to 8:00 p.m. Monday through Saturday and 12:00 p.m. to 6:00 p.m., or 1:00 p.m. to 5:00 p.m. in some states, on Sunday.

Our retail business is seasonal. Our net retail sales and revenue and net income historically have been highest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth quarter accounted for approximately 32% and 30% of our net sales and revenue, and 30% and 29% of our gross profit in fiscal years 2007 and 2006, respectively.

Our operations are divided into seven regions, containing up to 21 stores and one district containing two stores. The seven regional vice presidents and the one district manager report to the President and Chief Operating Officer. Each store is staffed with a full-time manager and one or two assistant managers, commissioned sales personnel and, in higher-traffic stores, seasonal support personnel. Store managers are paid on a commission basis and earn bonuses based upon their store’s sales and gross margins. Sales personnel work on a commission basis.

We evaluate the performance of our stores on a regular basis and, based on an assessment of overall profitability, future cash flows and other factors we deem relevant, may close any store which is not adequately contributing to our profitability. We closed 78, 25 and 16 stores during fiscal years 2007, 2006 and 2005, respectively. Subsequent to January 31, 2008, we have closed an additional four stores.

Store Locations. The following table shows the states in which we operated stores and the number of stores in each state as of January 31, 2008:

State	Number of Stores	State	Number of Stores

Alabama	8	New Mexico	1
Arkansas	1	New York	4
Colorado	1	North Carolina	2
Florida	12	North Dakota	1
Georgia	3	Ohio	15
Idaho	3	Oklahoma	2
Illinois	4	Pennsylvania	7
Indiana	1	South Carolina	4
Iowa	3	South Dakota	1
Kansas	1	Tennessee	5
Kentucky	1	Texas	5
Louisiana	2	Vermont	1
Maryland	1	Virginia	2
Michigan	3	Washington	2
Mississippi	7	West Virginia	5
Missouri	1	Wisconsin	2
Montana	2	Wyoming	2

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

We also have a manager-in-training program that consists of on-the-job training of the assistant manager at the store. Our policy is to staff store management positions with personnel promoted from within REX.

Services. Virtually all of the products we sell carry manufacturers’ warranties. Except for our least expensive items, we offer extended service contracts to customers which typically provide, inclusive of manufacturers’ warranties, one to five years of extended warranty coverage. We offer maintenance and repair services for most of the products we sell. These services are subcontracted to independent repair firms.

Our return policy provides that most merchandise may be returned for exchange or refund within seven days of purchase if accompanied by original packaging material and verification of sale.

We accept MasterCard, Visa, Discover and American Express. We estimate that, during fiscal year 2007, approximately 47.9% of our total sales were made on these credit cards, and approximately 16.9% were made on revolving or installment credit contracts arranged through banks or independent finance companies which bear the credit risk of these contracts. We offer a REX private label credit card in all of our stores which makes up the bulk of customer financing. We estimate that, during fiscal year 2007, approximately 35.2% of our total sales were made by payment of cash or check.

Merchandising

Products. We offer a broad selection of brand name consumer electronics and home appliance products at a range of price points. We emphasize depth of product selection within selected key product categories. During fiscal year 2007, we sold approximately 1,000 products produced by approximately 44 manufacturers.

Our product categories include:

Televisions	Video	Audio	Appliances	Other

TVs	Camcorders	Stereo Systems	Air Conditioners	Extended Service
Big Screen	DVD Players	Receivers	Microwave Ovens	Contracts
TVs	DVD Recorders	Compact Disc	Washers	Ready to Assemble
TV/VCR/	DVD/VCR	Players	Dryers	Furniture
DVD	Combos	Speakers	Ranges	Audio/Video
Combos		Car Stereos	Dishwashers	Accessories
Plasma/LCD		Portable Radios	Refrigerators
TVs		Home Theater	Freezers
Light Engine TVs		Systems	Dehumidifiers

Among the leading brands sold by us during fiscal year 2007, in alphabetical order, were Frigidaire, Hitachi, Panasonic, Samsung, Sharp, Sony, Toshiba and Whirlpool.

All our stores carry a broad range of televisions, video and audio products, major appliances, microwave ovens and air conditioners.

The following table shows the approximate percent of net sales and revenue for each major product group for the last three fiscal years:

	Fiscal Year

Product Category	2007	2006	2005

Televisions	56%	55%	56%
Appliances	28	26	22
Audio	4	7	9
Video	3	4	6
Extended warranties	6	5	5
Other	3	3	2

Total	100%	100%	100%

Pricing. Our policy is to offer our products at guaranteed low prices combined with frequent special sales and promotions. Our retail prices are established by our merchandising department, but each store manager is responsible for monitoring the prices offered by competitors and has authority to adjust prices to meet local market conditions. Our commitment to offer low prices is supported by our guarantee to refund 125% of the difference in price if, within 30 days of purchase, a customer can locate the same item offered by a local competitor at a lower price.

Advertising. We use a “price and item” approach in our advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of our advertising is our Guaranteed Low Price.

Our guarantee states:

“Our low prices are guaranteed in writing. If you find any other local store (excluding Internet) stocking and offering to sell for less the identical item in a factory sealed box within 30 days after your REX purchase, we’ll refund the difference plus an additional 25% of the difference. The Price Guarantee does not apply to our or our competitor’s free offers, limited hours sale, limited quantity items, open box items, clearance items, mail-in offers, financing or bundle offers. For other exclusions, see store for details.”

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

Purchasing. Our merchandise purchasing and opportunistic buying are performed predominantly by three members of management. By purchasing merchandise in large volume, we are able to obtain quality products at competitive prices and advertising subsidies from vendors to promote the sale of their products. For fiscal year 2007, 10 vendors accounted for approximately 86% of our purchases, with four vendors representing approximately 50% of our inventory purchases. We typically do not maintain long-term purchase contracts with vendors and operate principally on an order-by-order basis.

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

Real Estate Operations

As part of our continuous evaluation of retail store performance, we explore alternative uses of owned properties. We consider factors such as the local real estate market, recent and pending commercial development and recent store profitability. We may close a retail store if we believe we can execute a real estate transaction that is more profitable to us than the continuing operation of the retail store. At January 31, 2008, we had lease agreements, as landlord, for all or parts of ten owned properties. In two of the locations, we operate a store and lease a portion of the property to another party. We do not operate a store in eight of the owned properties. We own four properties that are completely vacant at January 31, 2008 and five properties that are partially vacant. These properties are being marketed for sale or lease.

A typical lease agreement has an initial term of three to five years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance. We recognized approximately $492,000 and approximately $588,000 of lease revenue during fiscal years 2007 and 2006, respectively.

Alternative Energy Overview

As part of our ongoing efforts to diversify and increase our earnings, we began investing in the ethanol industry during fiscal year 2006. Our business strategy focuses on partnering with farmer groups, local groups, or farmer-controlled cooperatives to develop ethanol production plants. We seek to identify quality ethanol plant opportunities characterized by strong plant construction partners and plant management, located near adequate feedstock supply with good transportation capabilities or other economically beneficial attributes, and that utilize leading ethanol production technology. Our partnership model generally enables farmer groups to retain local management of the project, including control of their crops as a supplier to the project, while we provide capital and additional business administration experience.

We intend to follow a flexible model for our investments in ethanol plants, taking both minority and majority ownership positions. The form and structure of our investments will be tailored to the specific needs and goals of each project and the local farmer group or investor with whom we are partnering. We intend to actively participate in the development and management of our projects through our membership on the board of managers of the limited liability companies that own the plants.

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

Plant Location. We generally look for locations in areas that are near large quantities of feedstock which we believe will be important to procure commodities cost effectively as demand for key feedstock commodities increases. We also look for accessibility to rail, highways or waterways for ease of transportation of ethanol and distillers grains and feedstock. Access to utilities such as water and natural gas are also important considerations for our plant locations.

Technology and Construction. We look for plants that are built or will be built using the latest but proven production technology in order to facilitate cost efficient conversion of raw material into ethanol. All of our plants are being designed and built by leading plant builder and design firms, such as Fagen, Inc. or ICM, Inc.

Marketing Alliance. Each project independently chooses its own marketing alliance. We prefer marketing partners that have strong positions in the industry based on their experience and national reach, which we believe will become increasingly important as ethanol becomes a more available alternative to petroleum based fuels.

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

Ethanol Investments

We have invested in five entities, four of which we remain invested in as of January 31, 2008, utilizing both debt and equity investments. We sold our investment in Millennium Ethanol, LLC during fiscal year 2007. Three of the entities are development stage enterprises and we expect them to begin generating operating revenue approximately 14 to 20 months after construction of the plants has begun. Big River Resources, LLC, currently has a 92 million gallon dry-mill ethanol manufacturing facility and is generating operating revenue.

The following table is a summary of our ethanol investments at January 31, 2008 (amounts in thousands, except ownership percentages):

Entity	Initial Equity Investment	Ownership Percentage	Debt Investment	Contingent Commitment

Levelland Hockley County Ethanol, LLC	$16,500	56%	$308	$2,100
Big River Resources, LLC	20,000	10%	—	—
Patriot Renewable Fuels, LLC	16,000	23%	—	—
One Earth Energy, LLC	50,765	74%	—	—

Total	$103,265		$308	$2,100

Levelland Hockley County Ethanol, LLC

On September 30, 2006, we acquired 47% of the outstanding membership units of Levelland Hockley County Ethanol, LLC, or Levelland Hockley, for $11.5 million. On December 29, 2006, we purchased a $5.0 million convertible secured promissory note from Levelland Hockley. On July 1, 2007, we converted the note into equity and increased our ownership percentage to approximately 56%. On February 20, 2008, we purchased an additional $5.0 million convertible secured promissory note from Levelland Hockley. The conversion of the note into equity would increase our ownership percentage to approximately 62%. With this note purchase, we have no further commitment to provide funding. We consolidate Levelland Hockley with our financial results and include them in our alternative energy segment.

Levelland Hockley has commenced construction of an ethanol producing facility in Levelland, Texas. ICM, Inc. is providing construction, process design and engineering services for the plant. The plant is expected to begin ethanol production by May of 2008 and has a design capacity of 40 million gallons of ethanol and 135,000 tons of dried distillers grains (“DDG”) per year. Levelland Hockley has reached an agreement with a marketing company to provide corn or other grain origination, ethanol and DDG marketing services.

Big River Resources, LLC

We have invested $20 million in Big River Resources, LLC, or Big River, for a 10% ownership interest. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates a recently expanded 92 million gallon dry-mill ethanol manufacturing facility in West Burlington, Iowa. The facility has been in operation since 2004, previously as a 52 million gallon plant.

Big River has begun construction of its second plant which has a design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. This plant will be located in Galva, Illinois and construction of the plant is expected to be completed by August of 2009.

Patriot Renewable Fuels, LLC

On December 4, 2006, we acquired a 23% ownership interest in Patriot Renewable Fuels, LLC, or Patriot, for $16 million. Patriot has commenced construction of an ethanol producing facility in Annawan, Illinois. The facility has a design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. Fagen, Inc. and ICM, Inc. are providing construction, process design and engineering services for the plant. The plant is expected to begin ethanol production by the fall of 2008. Patriot has reached an agreement with a marketing company to provide corn or other grain origination, ethanol and DDG marketing.

One Earth Energy, LLC

On October 30, 2007, we acquired 74% of the outstanding membership units of One Earth Energy, LLC, or One Earth, for $50.8 million. We consolidate One Earth with our financial results and include them in our alternative energy segment. One Earth has commenced construction of an ethanol producing facility in Gibson City, Illinois. Fagen, Inc. and ICM, Inc. are providing construction process design and engineering services for the plant. The facility is expected to begin ethanol production by mid-year 2009 and has a design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. One Earth has reached an agreement with a marketing company to provide corn or other grain origination, ethanol and DDG marketing.

Ethanol Industry

Ethanol is a renewable fuel source produced by processing corn and other biomass through a fermentation process that creates combustible alcohol that can be used as an additive or replacement to fossil fuel based gasoline. The majority of ethanol produced in the United States is made from corn because of its wide availability and ease of convertibility from large amounts of carbohydrates into glucose, the key ingredient in producing alcohol that is used in the fermentation process. Ethanol production can also use feedstocks such as grain sorghum, switchgrass, wheat, barley, potatoes and sugarcane as carbohydrate sources.

Most ethanol plants have been located near large corn production areas, such as Illinois, Indiana, Iowa, Minnesota, Nebraska, Ohio and South Dakota. Proximity to sufficient corn as well as other inputs such as natural gas, water and transportation provides a competitive advantage for ethanol producers. Railway access and interstate access are vital for ethanol facilities due to the large amount of demand in the east- and west-coast markets, primarily as a result of the stricter air quality requirements in large parts of those markets, and the limited ethanol production facilities.

According to the Renewable Fuels Association, or RFA, the United States fuel ethanol industry has experienced record growth and expansion, increasing from 1.4 billion gallons produced in 1998 to 6.5 billion gallons produced in 2007. As of January 2008, the total number of ethanol plants increased to 139, up from 54 in 2000 and are located in 21 states.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 establishes new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered conventional biofuels which will be subject to a renewable fuel standard (“RFS”) of at least 9.0 billion gallons per year in 2008, expected to increase to at least 15.0 billion gallons per year by 2015. Advanced biofuels includes ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuels RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022.

The domestic production of ethanol is relatively fragmented except for the top four producers who accounted for approximately 40% of the industry’s total estimated production capacity as of January 2008. The remaining production is generated by approximately 90 smaller producers and farmer-owned cooperatives, many with production of 50 million gallons per year (mgy) or less. Farmer owned plants have increased from 18 in 2000 to 49 in 2008 and the percentage of total capacity has increased from 19% in 2000 to 28% in 2008, according to the RFA.

Typical ethanol facilities take approximately 14 to 20 months from groundbreaking to operation, enabling estimates of capacity additions up to 20 months going forward. As of January 2008, the RFA estimates ethanol facilities with capacity of an additional 5.5 billion gallons per year were under construction.

Ethanol Production

The plants we have invested in will use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, ammonia and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed and recovers a significant portion of the total corn cost.

The Primary Uses of Ethanol

Blend component. The U.S. continues to have increased demand for automotive fuel and, in turn, a greater dependence on foreign sources for crude oil. Today, much of the ethanol blending in the U.S. is done for the purpose of extending the volume of fuel sold at the gas pump. Blending ethanol allows refiners to produce more fuel from a given barrel of oil. Currently, ethanol is blended into more than 50% of the gasoline sold in the United States, the majority as E10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, blend ethanol with diesel fuel and use ethanol as a fuel source for hydrogen for fuel cells.

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

Octane enhancer.Ethanol increases the octane rating of gasoline with which it is blended. As such, ethanol is used by gasoline suppliers as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks and for upgrading regular gasoline to premium grades.

Legislation

The United States ethanol industry is highly dependent upon federal and state legislation. See Item 1A. Risk Factors for a discussion of legislation affecting the U.S. ethanol industry.

Synthetic Fuel Partnerships

In fiscal year 1998, we invested in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P. and Somerset Synfuel, L.P. which own facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We have sold our entire interest in the Colona partnership (through a series of transactions) and received payments from the sales, on a quarterly basis, through 2007, subject to production levels. On October 14, 2005, we sold our entire interest in the Somerset Synfuel partnership for $1,200,000, net of commissions, along with a secured contingent payment note. We received payments from the sale, on a quarterly basis, through 2007, subject to production levels. On September 5, 2002, we purchased an additional synthetic fuel facility in Gillette, Wyoming. We sold our membership interest in the entity that owned the Gillette facility on March 30, 2004 for $2,750,000 along with a secured contingent payment note. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006.

The IRS has completed an audit on the Colona partnership with no impact on related tax credits generated. The IRS has completed an audit of the Somerset partnership for calendar year 2001 as part of its normal audit program of the general partner. The audit resulted in no impact on related tax credits generated. REX has been allocated income tax credits of approximately $25.0 million and recognized investment income of approximately $97.6 million from the sales of its partnership interests in years subsequent to these audits. Although we believe the retroactive disallowance of our synthetic fuel credits is unlikely, any such disallowance could result in a significant liability for income tax credits previously taken or income recognized. The Section 29/45K tax credit program expired on December 31, 2007. We will not receive income related to Section 29/45K tax credits for the production and sale of synthetic fuel after that date.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 and 16 of the Notes to the Consolidated Financial Statements for further discussions.

Facilities

We owned 39 of our stores operated at January 31, 2008. The remaining 76 stores operated on leased premises, with the unexpired terms of the leases ranging from less than one year to 19 years, inclusive of options to renew. For fiscal year 2007, the total net rent expense for our leased facilities was approximately $4.7 million.

At January 31, 2008, we owned six properties that were not operated as stores and were leased to outside, unrelated parties. These properties are former store sites on which we have closed the retail store. There were also six completely or partially vacant properties that we were attempting to either lease or sell.

Levelland Hockley County Ethanol, LLC began construction of a 40 million gallon ethanol plant during fiscal year 2006. We expect that plant construction will be completed by May 2008.

One Earth Energy, LLC began construction of a 100 million gallon ethanol plant during fiscal year 2007. We expect that plant construction will be completed during the second quarter of fiscal year 2009.

Employees

At January 31, 2008, we had approximately 91 hourly and salaried employees and approximately 421 commission-based sales employees. We also employ additional personnel during peak selling seasons. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

At January 31, 2008, Levelland Hockley had 27 employees. We anticipate this will increase to approximately 30 employees once the plant is operational.

At January 31, 2008, One Earth had two employees. We do not anticipate this employment level to change significantly until construction of the plant is substantially completed.

Service Marks

We have registered our service mark “REX”, and we own an application to register the mark “Farmers Energy”, with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service marks.

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

We have concentrations of cash deposits at financial institutions that exceed federal insurance limits.

We generally have cash deposits that exceed federal insurance limits. Should the financial institutions we deposit our cash at experience insolvency or other financial difficulty, our access to cash deposits could be limited. In extreme cases, we could lose our cash deposits entirely. This would negatively impact our liquidity and results of operations.

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

Furthermore, the introduction or expected introduction of new products may depress sales of existing products and technologies. Government mandates for such areas as high definition television tuners can increase production costs and lead to higher retail prices that could reduce product acceptance. Other mandates include the Department of Energy compliance mandates for major appliances that went into effect in 2007. This could also lead to higher retail prices and a slowdown in overall product demand.

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

Our retail business is seasonal. Our net retail sales and net income historically have been highest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth quarter accounted for approximately 32% and 30% of our net sales and revenue, and 30% and 29% of our gross profit in fiscal year 2007 and

2006, respectively. Our annual financial results would be adversely impacted if our sales were to fall substantially below what we normally expect during this period.

We depend on our suppliers for products and our business could be adversely affected if we do not maintain relationships with our key vendors.

Our success depends to a significant degree upon our suppliers of consumer electronics and home appliance products. We do not have any long-term supply agreements or exclusive arrangements with vendors. We typically order merchandise by issuing individual purchase orders to vendors. We rely significantly on a few suppliers. Our 10 largest suppliers accounted for approximately 86% of our purchases during fiscal year 2007, with four suppliers representing approximately 50% of our inventory purchases in fiscal year 2007. The loss of any of these key vendors, our failure to establish and maintain relationships with our vendors, or any prolonged disruptions in product supply, could have a material adverse impact on our business.

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

In fiscal year 1998, we invested in two limited partnerships, Colona Synfuel Limited Partnership, L.L.L.P. (Colona) and Somerset Synfuel, L.P. (Somerset), which own facilities producing synthetic fuel. In fiscal year 2002, we purchased a plant located in Gillette, Wyoming (Gillette) designed and constructed for the production of synthetic fuel. The entities earned federal income tax credits under Section 29/45K of the Internal Revenue Code based on the quantity and content of synthetic fuel production and sales.

We sold our interest in the Colona partnership in three separate sale transactions and received cash payments from the sales on a quarterly basis through 2007, subject to production levels. We reported income from the sales of approximately $4.2 million and $5.3 million in fiscal years 2007 and 2006, respectively, which accounted for approximately 11% and 35% of our income from continuing operations before income taxes and minority interest in those years. The loss of this income will significantly reduce our net income.

We also sold our interest in the limited liability company that owned the Gillette facility and received $2.75 million at the time of the sale in March 2004. This plant was dismantled and relocated. The facility resumed commercial operations in the second quarter of 2005 and we received an additional $3.5 million. We were also eligible to receive $1.50 per ton of “qualified production” fuel produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006.

Effective October 1, 2005, we sold our entire ownership interest in the Somerset partnership. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We received quarterly payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. We reported income from the sale of approximately $2.8 million and $4.4 million in fiscal years 2007 and 2006, respectively. The loss of this income will significantly reduce our net income.

The Section 29/45K tax credit program expired on December 31, 2007. We will not receive income related to Section 29/45K tax credits for the production and sale of synthetic fuel after that date.

We face synthetic fuel risks as future IRS audits may result in the disallowance of previously recognized tax credits.

We have been allocated approximately $25.0 million of Section 29/45K tax credits and recognized investment income of approximately $97.6 million from the sales of its partnership interests from years that the partnerships have not been audited by the Internal Revenue Service (IRS). Should the tax credits be denied on any future audit and we fail to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits or previously recognized income with a significant adverse impact on earnings and cash flows.

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

We have approximately $32.5 million of deferred tax assets recorded on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is unlikely that we will generate sufficient taxable income to fully utilize our deferred tax assets, we would then be required to establish a valuation allowance against such deferred tax assets. We would increase our income tax expense by the amount of the tax benefit we do not expect to realize. This would reduce our net income and could have a material adverse effect on our results of operations.

We may realize capital losses related to our sales of synthetic fuel ownership interests.

We have, for income tax purposes, recognized capital gain in the year of sale for certain sales of our ownership interests in synthetic fuel entities. Should we, in subsequent years, realize a capital loss for income tax purposes, we may be required to carry the loss back to prior years. This could result in the write down of previously used Section 29/45K tax credits. This would reduce our net income and could have a material adverse effect on our results of operations.

Risks Related to our Alternative Energy Business

Our ethanol investments are subject to the risks of a development stage business which could adversely affect the returns on our ethanol investments and our results of operations.

We do not have an established record for investing in the ethanol industry. We entered into our first agreement to invest in an ethanol plant in November 2005. At January 31, 2008, we remain invested in four entities. Three entities have begun construction of ethanol production facilities and one recently completed an expansion of its ethanol production facility. Our ethanol investments have been managed by our Chief Executive Officer, our Vice President and our Chief Financial Officer. We do not otherwise have a dedicated ethanol development staff. As a consequence, our ethanol investments are subject to all of the risks associated with a development stage company, including an unproven business model, a lack of operating history and an undeveloped operating structure. These development stage risks could result in our making investments in ethanol plants that perform substantially below our expectations, which would adversely affect our results of operations and financial condition.

We invest in new construction of ethanol plants and significant expansion of existing plants. As a result, we face significant project development risks that may adversely affect our investment returns.

In each of our investments, we are investing in the new construction of a plant or a significant expansion of an existing plant. As a result, our investments face risks of construction delays and cost overruns that could delay or reduce our investment returns. Significant delays in the construction schedule, or material variations between estimated versus actual construction cost, could prevent commencement of plant operations as expected and adversely impact the ability of the plant to operate profitably.

In addition, the new plants are development-stage operations that must obtain environmental and other permits, complete arrangements for transportation, water, natural gas and marketing of the ethanol, and hire and train employees before production can begin. In some cases, development of infrastructure outside of our control will be required, including additional rail capacity, adequate water supply, additional ethanol storage facilities and increases in truck fleets to transport ethanol within local markets. The failure to obtain any of these necessary elements in a timely manner or on commercially acceptable terms could adversely affect the profitability of each plant. Once the new plants or expansions begin production, they face uncertainties of whether they will perform to specifications and whether they will achieve anticipated operating results.

If cash flow from operations of our ethanol plants is not sufficient to service its debt, the plant could fail and we could lose our entire investment.

We expect our ethanol plants to finance approximately 60% of plant construction cost with debt. The ability of each company owning the plant to repay borrowings incurred will depend upon the plant’s financial and operating performance. The cash flows and capital resources of an ethanol plant may be insufficient to repay its debt obligations. If a plant cannot service its debt, it may be forced to reduce or delay capital expenditures, sell assets, restructure its indebtedness or seek additional capital. If unable to do so, the value of our investment could decline significantly.

The institutional senior lenders to the companies which own and operate our ethanol plants hold liens on the plant’s assets. If a company fails to make its debt service payments, the senior lender will have the right to repossess the plant’s assets in addition to other remedies, which are superior to our rights as an equity investor or subordinated lender. Such action could have a materially adverse impact on our investment in the ethanol plant.

We depend on our partners to operate our ethanol investments.

Our investments currently represent both majority and minority equity positions or debt, and day-to-day operating control of each plant generally remains with the local farmers’ cooperative or investor group that has promoted the plant. We may not have the ability to directly modify the operations of the plants in response to changes in the business environment or in response to any deficiencies in local operations of the plants. In addition, local plant operators, who also represent the primary suppliers of corn and other crops to the plants, may have interests, such as the price and sourcing of corn and other crops, that may differ from our interest, which is based solely on the operating profit of the plant. The limitations on our ability to control day-to-day plant operations could adversely affect plant results of operations.

We may not successfully acquire or develop additional ethanol investments.

The growth of our ethanol business depends on our ability to identify and develop new ethanol investments. Our ethanol development strategy depends on referrals, and introductions, to new investment opportunities from industry participants, such as ethanol plant builders, financial institutions, marketing agents and others. We must continue to maintain favorable relationships with these industry participants, and a material disruption in these sources of referrals would adversely affect our ability to expand our ethanol investments.

Any expansion strategy will depend on prevailing market conditions for the price of ethanol and the costs of corn and natural gas and the expectations of future market conditions. The significant expansion of ethanol production capacity currently underway in the United States could impede any expansion strategy. There is increasing competition for suitable sites for ethanol plants. Even if suitable sites or opportunities are identified, we may not be able to secure the services and products from contractors, engineering firms, construction firms and equipment suppliers necessary to build or expand ethanol plants on a timely basis or on acceptable economic terms. Construction costs associated with expansion may increase to levels that would make a new plant too expensive to complete or unprofitable to operate. Additional financing may also be necessary to implement any expansion strategy, which may not be accessible or available on acceptable terms.

We face significant competition in the ethanol industry.

We face significant competition for new ethanol investment opportunities. There are many enterprises seeking to participate in the ethanol industry. Some enterprises provide financial support similar to our business model. Other enterprises seek to acquire or develop plants which they will directly own and operate. Many of our competitors are larger and have greater financial resources and name recognition than we do. We must compete for investment opportunities based on our strategy of supporting and enhancing local development of ethanol plant opportunities. We may not be successful in competing for investment opportunities based on our strategy.

There is a consolidation trend in the ethanol industry. As a result, firms are growing in size and scope. Larger firms offer efficiencies and economics of scale, resulting in lower costs of production. Absent significant growth and diversification, our ethanol plants may not be able to operate profitably in a more competitive environment. No assurance can be given that our ethanol plants will be able to compete successfully or that competition from larger companies with greater financial resources will not have a materially adverse affect on the results of our ethanol investments.

The financial returns on our ethanol investments are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

The financial returns on our ethanol investments are substantially dependent on commodity prices, especially prices for corn or other feedstock, natural gas, ethanol and unleaded gasoline. As a result of the volatility of the prices for these items, the returns may fluctuate substantially and our investments could experience periods of declining prices for their products and increasing costs for their raw materials, which could result in operating losses at our ethanol plants.

Our returns on ethanol investments are highly sensitive to grain prices. Corn or sorghum is the principal raw material our ethanol plants use or plan to use to produce ethanol and co-products. As a result, changes in the price of corn or sorghum can significantly affect their businesses. Rising corn or sorghum prices result in higher cost of ethanol and co-products. Because ethanol competes with non-corn-based fuels, our ethanol plants generally will be unable to pass along increased grain costs to their customers. At certain levels, grain prices may make ethanol uneconomical to use in fuel markets. Over the ten-year period from 1998 through 2007, corn prices (based on the Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $4.55 per bushel in 2007, with prices averaging $2.42 per bushel during this period.

The ethanol industry has experienced significantly higher corn prices beginning in the fourth quarter of 2006, which have remained high in 2007 at substantially higher levels than in 2006. During 2007, CBOT corn prices ranged from a low of $3.10 per bushel to a high of $4.55 per bushel, with prices averaging $3.73 per bushel. At January 31, 2008, the CBOT price per bushel of corn for March delivery was $5.01. If these high corn prices continue, they may have a material adverse effect on our ethanol plants’ business, results of operations and financial position.

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, the value of the U.S. dollar and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. In 2006, corn bought by ethanol plants represented approximately 18% of the total corn supply for that year according to results reported by the National Corn Growers Association, and this percentage is expected to increase as additional ethanol capacity comes online, rising to more than 30% of the total corn supply by 2009/2010 according to the United States Department of Agriculture. In addition, the price our ethanol plants pay for corn at a facility could increase if an additional ethanol production facility is built in the same general vicinity.

Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require our ethanol plants to suspend operations until corn is available at economical terms which would have a material adverse effect on the financial returns on our ethanol investments.

The spread between ethanol and corn prices can vary significantly and may not return to recent high levels. The gross margin at our ethanol plants depends principally on the spread between ethanol and corn prices. During the five-year period from 2003 to 2007, ethanol prices (based on average U.S. ethanol rack prices from Bloomberg, L.P., or Bloomberg) have ranged from a low of $1.11 per gallon to a high of $3.98 per gallon, averaging $1.90 per gallon during this period. For 2007, ethanol prices averaged $2.12 per gallon, reaching a high of $2.50 per gallon and a low of $1.69 per gallon (based on the daily closing prices from Bloomberg). In early 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by oil companies removing a competitive product, MTBE, from the fuel stream and replacing it with ethanol in a relatively short time period. However, this spread has fluctuated widely and narrowed significantly during 2007. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the results of operations at our ethanol plants.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that our ethanol plants use in their manufacturing process. Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed as fuel in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond the ethanol plants’ control, such as weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair the ethanol plants’ ability to manufacture ethanol for their customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect results of operations and financial position at our ethanol plants.

Fluctuations in the selling price and production costs of gasoline may reduce profit margins at our ethanol plants. Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our ethanol plants’ results of operations and financial position may be materially adversely affected if gasoline demand or price decreases.

New plants under construction or decreases in demand for ethanol may result in excess production capacity in the ethanol industry, which may cause the price of ethanol and/or distillers grains to decrease.

According to the Renewable Fuels Association, or RFA, domestic ethanol production capacity has increased from 1.9 billion gallons per year in January 2001 to approximately 7.9 billion gallons per year at January 2008. The RFA estimates that, as of January 2008, approximately 5.5 billion gallons per year of additional production capacity is under construction. The ethanol industry in the U.S. now consists of more than 130 production facilities. Excess capacity in the ethanol industry would have an adverse effect on the results of our ethanol investments. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

Excess capacity may also result from decreases in the demand for ethanol, which could result from a number of factors, including, but not limited to, regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage or acquire hybrid vehicles. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increased.

In addition, because ethanol production produces distillers grains as a co-product, increased ethanol production will also lead to increased supplies of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our ethanol plants’ distillers grains production. A decline in the price of distillers grains or the distillers grains market generally could have a material adverse effect on the results of our ethanol investments.

Our ethanol plants may be adversely affected by technological advances and efforts to anticipate and employ such technological advances may prove unsuccessful.

The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive, cellulosic sources such as wheat, oat or barley straw could have an adverse effect on our ethanol plants, because those facilities are designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol.

Any advances in technology which require significant unanticipated capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on the results of our ethanol investments.

In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol. It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol, and the results of our ethanol investments may be materially adversely affected.

The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The elimination or significant reduction in the blenders’ credit could have a material adverse effect on the results of our ethanol investments. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The federal excise tax incentive program currently allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell. If the fuel is blended with 10% ethanol, the refiner/marketer pays $0.051 per gallon less tax, which equates to an incentive of $0.51 per gallon of ethanol. The $0.51 per gallon incentive for ethanol is scheduled to be reduced to $0.46 per gallon in 2009 and to expire in 2010. The blenders’ credits could be eliminated or reduced at any time through an act of Congress and may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive that is available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which our ethanol plants sell ethanol. Although the $0.54 per gallon tariff has been extended through December 31, 2008, bills were previously introduced in both the U.S. House of Representatives and U.S. Senate to repeal the tariff. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration. Any changes in the tariff or exemption from the tariff could have a material adverse effect on the results of our ethanol investments. In addition, the North America Free Trade Agreement, or NAFTA, which entered into force on January 1, 1994, allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon.

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), further increasing to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. Increased competition from other types of biofuels could have a material adverse effect on the results of our ethanol investments.

The RFS program and the 2007 Act also include provisions allowing “credits” to be granted to fuel producers who blend in their fuel more than the required percentage of renewable fuels in a given year. These credits may be used in subsequent years to satisfy RFS production percentage and volume standards and may be traded to other parties. The accumulation of excess credits could further reduce the impact of the RFS mandate schedule and result in a lower ethanol price or could result in greater fluctuations in demand for ethanol from year to year, both of which could have a material adverse effect on the results of our ethanol investments.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on the results of our ethanol investments. Under the RFS as passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or EPA, determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. In addition, the 2007 Act allows any other person subject to the requirements of the RFS or the EPA Administrator to file a petition for such a waiver. Any waiver of the RFS with respect to one or more states could adversely offset demand for ethanol and could have a material adverse effect on the results of our ethanol investments.

Various studies have criticized the efficiency of ethanol, in general, and corn-based ethanol in particular, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol or otherwise negatively impact public perception and acceptance of ethanol as an alternative fuel.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and as potentially depleting water resources. Other studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing prices for dairy, meat and other foodstuffs from livestock that consume corn to increase. If these views gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of these measures. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

Changes in interest rates could have a material adverse effect on the results of our ethanol investments.

Levelland Hockley, One Earth and Patriot all have forward interest rate swaps at January 31, 2008. During fiscal year 2007, we recognized an unrealized loss on these swaps of approximately $3.5 million. Further reductions in interest rates could reduce the fair market value of the interest rate swaps, requiring us to record additional expense. Such expense could be material.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information required by this Item 2 is set forth in Item 1 of this report under “Store Operations—Stores and Store Locations,” “Distribution,” “Real Estate Operations” and “Facilities” and is incorporated herein by reference.

Item 3.	Legal Proceedings

We are involved in various legal proceedings incidental to the conduct of our business. We believe that these proceedings will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

          Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	53	Chairman of the Board and Chief Executive Officer*
David Bearden	57	President and Chief Operating Officer
Douglas Bruggeman	47	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	58	Secretary*
David Fuchs	54	Vice President-Management Information Systems
Keith Magby	49	Vice President-Operations
Zafar Rizvi	58	Vice President, and President of Farmers Energy Incorporated

* Also serves as a director.

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

David Bearden has been our President and Chief Operating Officer since 2005. Mr. Bearden joined us from Panasonic Company where he held several senior management positions over 24 years, most recently as Group President of Panasonic’s Consumer Electronics Sales Group.

Douglas Bruggeman has been our Vice President – Finance and Treasurer since 1989 and was elected Chief Financial Officer in 2003. From 1987 to 1989, Mr. Bruggeman was our Manager of Corporate Accounting. Mr. Bruggeman was employed with the accounting firm of Ernst & Young prior to joining us in 1986.

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

Zafar Rizvi has been our Vice President, and President of Farmers Energy Incorporated, our alternative energy investment subsidiary, since 2006. From 1991 to 2006, Mr. Rizvi was our Vice President – Loss Prevention. From 1986 to 1991, Mr. Rizvi was employed in the video retailing industry in a variety of management positions.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter ended	High	Low

April 30, 2006	$19.95	$14.15
July 31, 2006	20.23	13.17
October 31, 2006	17.14	13.38
January 31, 2007	18.49	15.68

April 30, 2007	$18.15	$14.62
July 31, 2007	21.52	15.66
October 31, 2007	22.68	15.88
January 31, 2008	19.00	14.62

As of April 11, 2008, there were 144 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

Under our revolving credit agreement, we are permitted to pay dividends only if the bank determines that we have and will maintain at least $25 million of excess borrowing availability for the 12 months immediately preceding and following the dividend payment. We did not pay dividends in the current or prior years.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

November 1-30, 2007	86,200	$17.18	86,200	231,400
December 1-31, 2007	15,800	$14.95	15,800	215,600
January 1-31, 2008	186,919	$18.50	—	215,600

Total	288,919	$17.91	102,000	215,600

(1)

A total of 186,919 shares of common stock were purchased by us other than through a publicly announced plan or program. These shares were acquired on January 29, 2008 in payment of the exercise price of stock options exercised by Stuart A. Rose, our Chairman and Chief Executive Officer pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $18.50 per share.

(2)

On May 31, 2007, our Board of Directors increased our share repurchase authorization up to 1,000,000 shares. At January 31, 2008, a total of 215,600 shares remained available to purchase under this authorization.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and two peer groups comprised of selected publicly traded consumer electronics retailers and ethanol producers (*) for the period commencing January 31, 2003 and ended January 31, 2008. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2003 and reinvestment of all dividends.

* The retail peer group is comprised of Best Buy Co., Inc., Circuit City Stores, Inc. and Conn’s, Inc. In prior years, the retail peer group included Tweeter Home Entertainment Group, Inc. Tweeter filed for Chapter 11 reorganization in June 2007 and has been removed from the retail peer group.

* The ethanol peer group (and the date the companies went public) is comprised of Pacific Ethanol, Inc. (March 2005), Aventine Renewable Energy Holdings, Inc. (June 2006), VeraSun Energy Corporation (June 2006) and BioFuel Energy Corp. (June 2007). Returns for the ethanol peer group are included upon a full year’s return being available as of January 31.

Item 6.  Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. Prior period amounts applicable to the statement of operations have been adjusted to recognize the reclassification of the results of certain stores to discontinued operations as a result of store closings or real estate sales and certain other reclassifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of income from synthetic fuel, ethanol investments, gain on sale of real estate and long-term debt. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)	Years Ended January 31,

	2008	2007	2006	2005	2004

Net sales and revenue (a)	$223,975	$235,701	$244,831	$232,930	$239,227
Income from continuing operations (a)	$25,924	$10,043	$27,258	$26,835	$26,693
Net income	$33,867	$11,351	$28,269	$27,549	$27,440
Basic income per share from continuing operations (a)	$2.49	$0.97	$2.55	$2.42	$2.46
Diluted income per share from continuing operations (a)	$2.21	$0.87	$2.23	$2.11	$2.11
Basic net income per share	$3.25	$1.10	$2.64	$2.49	$2.53
Diluted net income per share	$2.89	$0.98	$2.31	$2.17	$2.17
Total assets (a)	$408,978	$345,442	$304,535	$319,182	$322,368
Long-term debt, net of current maturities	$35,224	$31,236	$21,462	$30,501	$53,548
Long term deferred gain on sale and leaseback	$4,493	$504	$—	$—	$—
Derivative financial instrument liability	$2,601	$—	$—	$—	$—

a)

Amounts differ from those previously reported as a result of certain stores being reclassified into discontinued operations and certain other reclassifications. See Note 15 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

Quarterly Financial Data (Unaudited)

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008

Net sales and revenue (a)	$48,888	$48,247	$55,416	$71,424
Gross profit (a)	15,481	15,316	15,696	19,462
Net income	7,534	5,810	14,666	5,857
Basic net income per share (b)	$0.72	$0.55	$1.41	$0.58
Diluted net income per share	$0.64	$0.48	$1.25	$0.52

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007

Net sales and revenue (a)	$54,871	$53,253	$56,221	$71,356
Gross profit (a)	15,735	15,129	15,366	19,077
Net income	1,489	1,497	4,815	3,550
Basic net income per share (b)	$0.15	$0.15	$0.47	$0.34
Diluted net income per share	$0.13	$0.13	$0.42	$0.30

a)

Amounts differ from those previously reported as a result of certain stores being reclassified into discontinued operations and certain other reclassifications. See Note 15 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)	The total of the quarterly net income per share amounts is greater than the annual net income per share amount due to rounding.

Item7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty retailer in the consumer electronics and appliance industry, presently serving over 100 small to medium-sized towns and communities, and an investor in various alternative energy companies. We are leveraging our experience from our investments in synthetic fuel partnerships into the ethanol (alternative energy) industry. We closed 78 retail stores during fiscal year 2007 and invested $60.8 million in ethanol entities as we continue to seek diversified revenue and earnings sources. During fiscal year 2008, we anticipate additional retail store closings as we seek to close unprofitable or marginally profitable retail stores, although we have not established a targeted number of stores. We do not anticipate opening additional retail stores. We have historically owned a majority of our retail stores and we monetized a portion of our real estate investment by selling approximately 60% of our owned retail and vacant stores in fiscal year 2007. We have no definitive plans, beyond our existing commitments, but will continue to consider additional investments in the alternative energy segment. We do not intend to invest or otherwise deploy significant amounts of capital into the retail segment for additional stores. While we have no established timeframe to divest our retail stores, our strategy will be to close unprofitable or marginally profitable stores upon the expiration of the retail store’s lease or upon taking opportunities to market company owned real estate for sale or lease. In addition, we intend to consider and evaluate strategic alternatives for our businesses, including opportunities to monetize our real estate portfolio.

Retail

We are a specialty retailer in the consumer electronics/appliance industry. As of January 31, 2008, we operated 115 stores in 34 states under the “REX” trade name. By offering a broad selection of brand name products at guaranteed low prices, we believe we have become a leading consumer electronics/appliance retailer in our markets.

Our comparable store sales decreased 6.7% for fiscal year 2007, decreased 5.0% for fiscal year 2006, and increased 5.0% for fiscal year 2005. We believe our comparable store sales have recently been negatively affected by increased competition and rapid change in television technology, resulting in the loss of CRT and projection television sales. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts or sales from stores classified in discontinued operations.

In recent years, we have continued to experience declines in our audio and video product groups of our retail business. These two product groups are subject to high levels of competition and have become a commodity business. We believe the market for flat screen televisions will remain strong during fiscal year 2008 as more consumers transition to digital technology. Although we are seeing gains in flat screen television units sold, the average selling price of televisions continues to decline. We believe the market for large projection televisions will continue to decline, as there is a limited availability of such product. We expect sales of our audio products to decline as customers have opted for portable audio products that we do not sell. We expect sales of appliances to be consistent with recent sales and the demand for appliance products to remain stable in the markets we serve.

Our extended service contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Terms of coverage, including the manufacturers’ warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 6.1% of net sales and revenue for fiscal year 2007, 5.2% of net sales and revenue for fiscal year 2006 and 4.8% of net sales and revenue for fiscal year 2005. Service contract repair costs are charged to operations as incurred.

Investments in Alternative Energy

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. As we continue to seek to diversify sources of revenue and earnings we have invested in five entities, four of which we remain invested in as of January 31, 2008 utilizing both debt and equity investments. We sold our investment in Millennium Ethanol, LLC during fiscal year 2007.

Through January 31, 2008, we have invested approximately $103.3 million in the four ethanol entities. We had a contingent commitment to invest $2.1 million in Levelland Hockley during fiscal year 2008 and actually funded $5.0 million through a convertible promissory note on February 20, 2008. We have no definitive plans, beyond our existing commitments, but will continue to consider additional investments in the alternative energy segment.

The following table is a summary of our ethanol investments (amounts in thousands, except ownership percentages):

Entity	Initial Equity Investment	Ownership Percentage	Debt Investment	Contingent Commitment

Levelland Hockley County Ethanol, LLC	$16,500	56%	$308	$2,100
Big River Resources, LLC	20,000	10%	—	—
Patriot Renewable Fuels, LLC	16,000	23%	—	—
One Earth Energy, LLC	50,765	74%	—	—

Total	$103,265		$308	$2,100

Annual ethanol production of Levelland Hockley is expected to be approximately 40 million gallons, while annual ethanol production of Patriot and One Earth are expected to be approximately 100 million gallons each. We expect the construction cost of the plants and initial working capital requirements to be approximately $1.70 to $2.00 per gallon of expected annual ethanol production. We expect the plants to finance approximately 60% of the plant construction cost. Once the plants are operational, we will begin to recognize interest expense on this debt. We expect a majority, if not all, of the interest incurred while the plants are being constructed to be capitalized.

Big River Resources recently expanded its 52 million gallon dry-mill ethanol manufacturing facility to a 92 million gallon dry-mill facility in fiscal year 2007. Big River has begun construction of its second plant which has a design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. The plant will be located in Galva, Illinois and construction of the plant is expected to be completed by August of 2009.

We expect the Levelland Hockley, Patriot and One Earth facilities to be operational by May 2008, September 2008 and July 2009, respectively. Each plant has hired a commodities marketing company to assist in managing risks in the ethanol industry. Income from our ethanol facilities, once operational, is highly dependent on the price of corn or sorghum, the price of natural gas and the selling price of ethanol. These items are commodities subject to rapid price changes. For much of fiscal year 2006, the spread between ethanol and corn prices were at historically high levels, driven in large part by high oil prices and historically low corn prices resulting from continuing record corn yields and acreage. For the majority of 2007, the price of ethanol declined and the cost of corn rose sharply, however, ethanol prices did increase during the fourth quarter. On December 31, 2007, the Chicago spot price per gallon of ethanol was $2.36, whereas on December 29, 2006, the Chicago spot price per gallon of ethanol was $2.45. Over the same period, corn prices (based on CBOT daily futures data) rose to $4.55 per bushel on December 31, 2007, from $3.90 per bushel on December 29, 2006. The spread between the price of a gallon of ethanol and the cost of the corn required to produce a gallon of ethanol will likely continue to fluctuate. We expect that all of our ethanol plants will generate approximately 2.8 gallons of ethanol per bushel of grain used. We estimate that natural gas consumption will be 0.03 million British Thermal Units per gallon of ethanol produced. We anticipate using a combination of hedges and energy specialists to assist us with our natural gas purchasing.

Investment in Synthetic Fuel Partnerships

Income from synthetic fuel investments declined approximately $3.8 million as a result of a partial phase out of Section 29/45K tax credits and the halting of production at Colona. Credits under Section 29/45K are only available for qualified fuels sold before January 1, 2008. In fiscal year 1998, we invested in two limited partnerships which owned four facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. Our share of the credits generated may be used to reduce our federal income tax liability down to the alternative minimum tax (AMT) rate. The tax credits begin to phase out if the reference price of a barrel of oil exceeds certain levels adjusted annually for inflation. The 2007 phase-out started at $56.77 per barrel and based upon the price of oil to date, we estimated the phase out for calendar 2007 to be approximately 70%. We do not expect to receive income from our Colona and Somerset synthetic fuel investments for production beyond fiscal year 2007, as the Section 29/45K tax credit program expired on December 31, 2007. However, we may realize income from our Gillette synthetic fuel investment as payments for production subsequent to September 30, 2006 through December 31, 2007 are expected to be made after January 31, 2008. We expect any such payments to be made within the next four years. We have not recognized this income and will recognize income upon receipt of payments or upon our ability to reasonably assure ourselves of the timing and collectibility of the payments.

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

Effective October 1, 2005, we sold our entire ownership interest in the Somerset partnership. We received $1.2 million, net of commissions, at closing along with a secured contingent payment note that could provide additional investment income. We received payments through 2007 equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold. Because the purchase price is based on the value of Section 29/45K tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited.

On September 5, 2002, we purchased a plant located in Gillette, Wyoming designed and constructed for the production of synthetic fuel, which qualified for tax credits under Section 29/45K of the Internal Revenue Code. We obtained a Private Letter Ruling from the Internal Revenue Service, which allowed for the disassembly, and reconstruction, of the facility. On March 30, 2004, we sold our membership interest in the limited liability company that owned the Gillette facility to an outside party. We received $2,750,000 at the time of sale, resulting in pre-tax income of approximately $468,000 along with a secured contingent payment note that could provide additional investment income. The facility resumed commercial operations during the second quarter of fiscal year 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we were eligible to receive $1.50 per ton of “qualified production” produced by the facility. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. The modified agreement calls for us to receive payments related to production occurring after September 30, 2006, only after the related Section 29/45K tax credits are allowed under IRS audit, or the applicable statute of limitations for an IRS audit have expired. We cannot reasonably assure ourselves of collectibility of these payments, thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. Our proceeds from production occurring subsequent to September 30,

2006 are subject to possible reduction based upon the price of oil and to the extent future production decreases. At January 31, 2008, we estimate that there is approximately 6.0 million tons of production (occurring after September 30, 2006) for which we did not recognize income nor receive payment. We estimate this could result in approximately $2.3 million of future income and cash receipts after the effects of phase-out.

Tax credits generated from the Somerset partnership were applied to reduce tax expense in the amounts of approximately $0.2 million and $6.4 million in fiscal years 2006 and 2005, respectively.

See Item 1A Risk Factors for further discussion of the risks involved with our synthetic fuel investments.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Years Ended January 31,

	2008	2007	2006

Net sales and revenue	100.0%	100.0%	100.0%
Cost of sales	(70.6)	(72.3)	(71.0)

Gross profit	29.4	27.7	29.0
Selling, general and administrative expenses	(27.4)	(27.4)	(27.2)
Interest income	2.6	1.0	0.1
Interest expense	(0.1)	(0.5)	(0.6)
Loss on early termination of debt	(0.3)	—	—
Gain on sale of real estate	0.2	0.7	0.1
Equity in income of unconsolidated ethanol affiliates	0.7	0.2	—
Realized investment gains	10.7	—	—
Income from synthetic fuel investments	3.1	4.6	12.4
Unrealized loss on derivative financial instruments	(1.2)	—	—

Income from continuing operations before taxes and minority interest	17.7	6.3	13.8

Provision for income taxes	(6.6)	(2.1)	(2.7)
Minority interest in loss of consolidated subsidiaries	0.4	—	—

Income from continuing operations	11.5	4.2	11.1

(Loss) income from discontinued operations, net of tax	(1.0)	—	0.3
Gain on disposal of discontinued operations, net of tax	4.6	0.6	0.1

Net income	15.1%	4.8%	11.5%

Business Segment Results

As discussed in Note 17 of the Notes to the Consolidated Financial Statements our chief operating decision maker (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) is our chief executive officer, who evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables the chief operating decision maker to evaluate business segment operating performance based upon current economic conditions.

The following table sets forth, for the periods indicated, sales and profits by segments for the periods indicated (amounts in thousands):

	Years Ended January 31,

	2008	2007	2006

Net sales and revenues:
Retail	$223,975	$235,701	$244,831
Alternative energy	—	—	—

Total net sales and revenues	$223,975	$235,701	$244,831

Segment profit:
Retail segment profit	$9,795	$5,801	$8,562
Alternative energy segment profit	22,404	168	—
Corporate expenses	(2,077)	(2,138)	(3,896)
Interest expense	(869)	(1,121)	(1,605)
Interest income	3,575	1,521	308
Income from synthetic fuel investments	6,945	10,764	30,515

Income from continuing operations before income taxes and minority interest	$39,773	$14,995	$33,884

Comparison of Fiscal Years Ended January 31, 2008 and 2007

Net Sales and Revenue – All of our net sales and revenue was generated by our retail segment, as the ethanol entities we consolidate did not have an operating plant in fiscal year 2007. Net sales and revenue in fiscal year 2007 were $224.0 million, a 5.0% decrease from $235.7 million in fiscal year 2006. This decrease was due to a decrease in comparable store sales of 6.7% for fiscal year 2007. This decrease was partially offset by revenue from extended service contracts which was $13.7 million in fiscal year 2007 compared to $12.4 million in fiscal year 2006. The increase in revenue from extended service contracts primarily results from higher accretion of revenue from extended service contracts sold in previous years when our merchandise sales levels were higher. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts. We closed 78 stores (67 of which were classified as discontinued operations for all periods presented) during fiscal year 2007 and 25 stores during fiscal year 2006. We did not open any new stores in fiscal years 2007 and 2006. We had 115 stores open at January 31, 2008 compared to 193 stores at January 31, 2007.

The television category negatively impacted comparable store sales by 3.1%. This resulted from gains in LCD television sales being more than offset by declines in plasma, light engine and traditional tube televisions. The audio category negatively impacted comparable store sales by 3.0%. The audio category decline is consistent with industry trends away from traditional audio products to portable digital media which we do not sell. The video category negatively impacted comparable store sales by 1.6%. The video category has generally been impacted by lower price points, as many of these products continue to become more of a commodity item with very high levels of competition. The appliance category positively impacted comparable store sales by 1.0%. The appliance category performance was primarily due to an increased promotional effort and an increase in the breadth of products offered.

The following table reflects the approximate percent of net sales and revenue for each product group for the periods presented:

	Fiscal Year

Product Category	2007	2006	2005

Televisions	56%	55%	56%
Appliances	28	26	22
Audio	4	7	9
Video	3	4	6
Extended warranties	6	5	5
Other	3	3	2

Total	100%	100%	100%

Lease income was approximately $0.5 million in fiscal year 2007, consistent with $0.6 million in fiscal year 2006.

Gross Profit – Gross profit was $66.0 million in fiscal year 2007, or 29.4% of net sales and revenue, versus $65.3 million for fiscal year 2006 or 27.7% of net sales and revenue. Merchandise gross profit in fiscal year 2007 was $54.4 million (25.9% of merchandise sales) compared to $55.2 million (24.8% of merchandise sales) in fiscal year 2006. Lower merchandise sales in fiscal year 2007 were the primary cause of the gross profit dollar decline. In addition, extended service contracts contributed gross profit of $11.0 million in fiscal year 2007 compared to $9.5 million in fiscal year 2006, reflecting higher accretion of revenue from extended service contracts sold in previous years. Our direct warranty repair costs were approximately 19% and 23% of extended service contract revenue in fiscal years 2007 and 2006, respectively.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2007 were $61.3 million, or 27.4% of net sales and revenue, a $3.3 million decrease from $64.6 million, or 27.4% of net sales and revenue, for fiscal year 2006. The decrease in expenditures was primarily due to lower advertising expenses of $2.3 million as we had fewer markets to serve after our store closings and we continued to emphasize cost control. In addition, we incurred lower payroll expenses of $1.3 million primarily reflecting lower store personnel payroll costs for fiscal year 2007.

Interest Income – Interest income increased to $5.7 million, or 2.6% of net sales and revenue, for fiscal year 2007 from $2.4 million, or 1.0% of net sales and revenue for fiscal year 2006. Approximately $2.4 million of the increase results from more excess cash available for investment in fiscal year 2007 and $1.0 million of interest income from our ethanol investments in Millennium, Levelland Hockley and One Earth.

Interest Expense – Interest expense decreased to $0.2 million, or 0.1% of net sales and revenue, for fiscal year 2007 from $1.1 million, or 0.5% of net sales and revenue, for fiscal year 2006. The decline in interest expense was primarily caused by capitalizing $1.6 million in interest related to plant construction at Levelland Hockley and One Earth and our equity method investment in Patriot in fiscal year 2007. We capitalized $0.4 million of interest related to our equity investments in ethanol entities in fiscal year 2006.

Loss on Early Termination of Debt – During fiscal year 2007, we completed the early payoff of mortgages for 10 retail locations totaling approximately $7.1 million and modified the collateral securing the revolving line of credit. We incurred a charge of approximately $0.6 million related to this termination of debt.

Gain on Sale of Real Estate – During fiscal year 2007, we completed a sale and leaseback for thirteen properties classified in continuing operations for a net gain of $365,000. During fiscal year 2006, we completed a sale and leaseback for one property classified in continuing operations for a gain of $1,734,000. A portion of the gains was deferred, based upon the present value of the minimum lease payments.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal year 2007, we recognized income of $1,601,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC. Big River Resources, LLC has an operating ethanol facility while Patriot Renewable Fuels, LLC is currently constructing an ethanol facility. Income from Big River was $2,379,000 in fiscal year 2007 while we recorded a loss of $778,000 from Patriot in fiscal year 2007. The loss from Patriot includes a charge of $849,000 representing our share of unrealized losses on derivative financial instruments (an interest rate swap). In fiscal year 2006, we recognized income of $499,000 from our equity investment in Big River Resources, LLC.

Realized Investment Gains – On August 29, 2007, US BioEnergy Corporation (“US BioEnergy”) completed the acquisition of Millennium Ethanol, LLC (“Millennium”). In connection with the acquisition, we received 3,693,858 shares of US BioEnergy common stock and approximately $4.8 million of cash as total consideration for our interest in Millennium based upon the conversion of our $14 million convertible secured promissory note, accrued interest and related purchase rights. We sold all of the US BioEnergy common stock during fiscal year 2007 and recorded a gain of $24.0 million related to the sale of our Millennium investment and subsequent holdings of US BioEnergy common stock and cash proceeds received from US BioEnergy.

Income from Synthetic Fuel Investments – Results for fiscal years 2007 and 2006 reflect the impact of our equity investment in two limited partnerships, Colona Synfuel Limited Partnership L.L.L.P. (“Colona”) and Somerset Synfuel, L.P. (“Somerset”), which produced synthetic fuels. We recognized income from the three separate sales of our interests in Colona ranging from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold subject to certain annual limitations and production levels. We recognized income from the sale of our interest in Somerset equal to 80% of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. The Section 29/45K tax credit program expired on December 31, 2007. We do not anticipate income or loss from the Colona or Somerset sales to be significant beyond fiscal year 2007.

Income from synthetic fuel investments for fiscal year 2006 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We are eligible to receive $1.50 per ton of “qualified production” (subject to phase out) produced by the facility and sold through 2007. During the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. At January 31, 2008, we estimate that there is approximately 6.0 million tons of production for which we did not recognize income nor receive payment. We estimate this could result in approximately $2.3 million (net of phase out) of future income and cash receipts.

Below is a table (amounts in thousands) summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Years Ended January 31,

	2008	2007

February 1, 1999 Colona sale	$1,673	$1,928
July 31, 2000 Colona sale	1,335	1,805
May 31, 2001 Colona sale	1,186	1,604
March 30, 2004 Gillette sale	—	1,058
October 1, 2005 Somerset sale	2,751	4,369

Total	$6,945	$10,764

Unrealized Loss on Derivative Financial Instruments – We recognized an unrealized loss of $2.6 million related to forward starting interest rate swaps that Levelland Hockley and One Earth entered into during fiscal year 2007 due to interest rate changes. Levelland Hockley’s unrealized loss was $0.9 million and One Earth’s unrealized loss was $1.7 million.

Income Taxes – Our effective tax rate was 36.9% and 33.0% for fiscal years 2007 and 2006, respectively, after reflecting our share of federal tax credits earned by the Somerset limited partnership for fiscal year 2006. Our effective tax rate increased, as we no longer receive federal tax credits for synthetic fuel produced subsequent to September 30, 2005. We recognized $0.2 million of tax credits in fiscal year 2006 based upon final published IRS rates for 2005. State tax expense, net of federal tax benefit, increased during fiscal year 2007 as a result of income from our sale and leaseback transaction and ethanol activities generating state taxable income that exceeded available net operating losses in certain states.

Minority Interest – Minority interest of $841,000 represents the owners’ (other than us) share of the loss of Levelland Hockley County Ethanol, LLC and One Earth Energy, LLC. Minority interest of Levelland Hockley and One Earth Energy was $454,000 and $387,000, respectively.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was $25.9 million for fiscal year 2007 versus $10.0 million for fiscal year 2006.

Discontinued Operations – During fiscal year 2007, we closed 67 stores that were classified as discontinued operations. In addition, we closed four stores subsequent to January 31, 2008 that are also classified as discontinued operations. As a result of these underperforming stores, we had a loss from discontinued operations, net of tax benefit, of $2.3 million in fiscal year 2007 compared to $0.1 million in fiscal year 2006. We sold 70 store locations classified as discontinued operations in fiscal year 2007 compared to selling seven properties in fiscal year 2006. As a result, we had a gain from disposal of discontinued operations, net of a tax provision, of $10.2 million in fiscal year 2007 compared to $1.4 million in fiscal year 2006.

Net Income – As a result of the foregoing, net income was $33.9 million for fiscal year 2007 versus $11.4 million for fiscal year 2006.

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

	Years Ended January 31,

	2008	2007	2006

Net sales and revenues:
Retail	$223,975	$235,701	$244,831
Alternative energy	—	—	—

Total net sales and revenues	$223,975	$235,701	$244,831

Segment profit:
Retail segment profit	$9,795	$5,801	$8,562
Alternative energy segment profit	22,404	168	—
Corporate expenses	(2,077)	(2,138)	(3,896)
Interest expense	(869)	(1,121)	(1,605)
Interest income	3,575	1,521	308
Income from synthetic fuel investments	6,945	10,764	30,515

Income from continuing operations before income taxes	$39,773	$14,995	$33,884

Retail

The retail segment includes all of our store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

The net sales and revenue are discussed under Net Sales and Revenue—Comparison of Fiscal Years Ended January 31, 2008 and 2007.

Segment profit increased $4.0 million (69.0%) to $9.8 million in fiscal year 2007 from $5.8 million in fiscal year 2006. The increase in segment profit was primarily related to lower selling, general and administrative expenses of $4.7 million. Payroll expenditures declined $3.6 million from fiscal year 2006 as we utilized a sales commission program during fiscal year 2007 that emphasized cost control. Furthermore, we utilized a higher incentive program for our sales force during fiscal year 2006 designed to reduce selected inventory items. Gross profit increased $0.6 million in fiscal year 2007, primarily the result of extended service contracts as higher amounts of revenue were recognized primarily related to extended service contracts sold in prior years.

Alternative Energy

The alternative energy segment includes the consolidated financial statements of Levelland Hockley County Ethanol, LLC and One Earth Energy, LLC, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses. No sales or revenue is attributable to this segment as

Levelland Hockley and One Earth are development stage enterprises and income related to equity method investments is not reported as sales or revenue.

Segment profit increased $22.2 million to $22.4 million in fiscal year 2007 from $0.2 million in fiscal year 2006. Realized investment gains increased to $24.0 million in fiscal year 2007, as a result of the acquisition of our interest in Millennium Ethanol, LLC by US BioEnergy Corporation, while equity in unconsolidated affiliates increased $1.1 million to $1.6 million in fiscal year 2007. Income from Big River Resources, LLC was $2.4 million in fiscal year 2007 while we recorded a loss of $0.8 million from Patriot Renewable Fuels, LLC in fiscal year 2007. The loss from Patriot Renewable Fuels, LLC includes a charge of $0.8 million representing our share of unrealized losses on derivative financial instruments. In fiscal year 2006, we recognized income of $0.5 million from our equity investment in Big River Resources, LLC. Interest income increased to $2.1 million in fiscal year 2007 from $0.9 million in fiscal year 2006. Interest income from our debt investment in Millennium Ethanol, LLC accounted for a majority of the increase in interest income. Selling, general and administrative expenses were $2.7 million in fiscal year 2007, an increase of $1.6 million from fiscal year 2006. Allocated compensation expense accounted for $1.3 million of this increase, primarily reflecting higher executive incentive compensation related to alternative energy.

We recognized an unrealized loss of $2.6 million related to forward interest rate swaps that Levelland Hockley and One Earth entered into during fiscal year 2007 due to interest rate changes. Levelland Hockley’s unrealized loss was $0.9 million and One Earth’s unrealized loss was $1.7 million.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the retail or alternative energy segments and income from synthetic fuel investments.

Income from synthetic fuel investments declined to $6.9 million in fiscal year 2007 from $10.8 million in fiscal year 2006 as the impact of the phase out of Section 29/45K credits was estimated to be 70% in calendar year 2007 compared to an estimate of 40% in calendar year 2006 and production at the Colona facility was halted in fiscal year 2007. As the Section 29/45K tax credit program expired on December 31, 2007, we do not anticipate income or loss from the Colona or Somerset sales to be significant beyond fiscal year 2007. During the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the Gillette synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. At January 31, 2008, we estimate that there is approximately 6.0 million tons of production for which we did not recognize income nor receive payment. We estimate this could result in approximately $2.3 million (net of phase out) of future income and cash receipts.

Selling, general and administrative expenses were $2.1 million in fiscal year 2007, consistent with fiscal year 2006. Unallocated interest income was $3.6 million in fiscal year 2007, compared to $1.5 million in fiscal year 2006. The increase resulted from having more excess cash available for investment in fiscal year 2007.

Comparison of Fiscal Years Ended January 31, 2007 and 2006

Net Sales and Revenue – All of our net sales and revenue was generated by our retail segment, as the only ethanol entity we consolidate did not have an operating plant in fiscal year 2006. Net sales and revenue in fiscal year 2006 were $235.7 million, a 3.7% decrease from $244.8 million in fiscal year 2005. This decrease was primarily a result of a decrease in comparable store sales of 5.0% for fiscal year 2006. This decrease was partially offset by revenue from extended service contracts which was $12.4 million in fiscal year 2006 compared to $11.8 million in fiscal year 2005. The increase in revenue from extended service contracts results from higher accretion of revenue from extended service contracts sold in previous years. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales results do not include sales of extended service contracts. We closed 25 stores (22 of which were classified as discontinued operations) during fiscal year 2006 and 16 stores during fiscal year 2005. We did not open any new stores in fiscal years 2006 and 2005. We had 193 stores open at January 31, 2007 compared to 218 stores at January 31, 2006.

The appliance category was our strongest product category for fiscal year 2006, positively impacting comparable store sales by 3.5%. The appliance category performance was primarily due to improved sales across most of the appliance category products as we continue to emphasize a broader selection of appliance products. The television category negatively impacted comparable store sales by 4.0%. This resulted from gains in LCD and plasma television sales being offset by declines in high definition projection, light engine and traditional tube televisions. The audio and video categories negatively impacted comparable store sales by 2.2% and 1.8%, respectively. Both the audio and video categories have been impacted by lower price points of their respective products as these products have become more of a commodity item with very high levels of competition.

Revenue from extended service contracts in fiscal year 2006 was approximately $12.4 million, a 5.0% increase from $11.8 million in fiscal year 2005.

Lease income was approximately $588,000, a 7.7% increase from $546,000 in fiscal year 2005. The increase results primarily from more properties being leased during fiscal year 2006.

Gross Profit – Gross profit was approximately $65.3 million in fiscal year 2006, or 27.7% of net sales and revenue, versus approximately $71.1 million for fiscal year 2005 or 29.0% of net sales and revenue. Gross profit margin for fiscal year 2006 was negatively impacted by a change in product mix, a competitive market environment and a focused effort to sell slow moving or aged inventory at a discount. In addition, extended service contracts contributed gross profit of $9.5 million in fiscal year 2006, compared to $9.2 million in fiscal year 2005, generally reflecting the income recognition of extended service contracts sold in prior years. Our direct warranty repair costs were approximately 23% and 22% of extended service contract revenue in fiscal years 2006 and 2005, respectively.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2006 were approximately $64.6 million, or 27.4% of net sales and revenue, a 3.1% decrease from approximately $66.7 million, or 27.2% of net sales and revenue, for fiscal year 2005. The decrease in expenditures was primarily due to an impairment charge of $1.2 million related to company owned real estate incurred in fiscal year 2005. In addition, we had lower advertising expenses for fiscal year 2006 of $0.8 million as we had fewer markets to serve after our store closings and an emphasis on cost control. During fiscal year 2006, we also experienced lower accruals for executive incentive compensation of $1.2 million associated with lower profitability levels. These decreases in expenses were partially offset as we recognized stock based compensation expense in fiscal year 2006 of $1.7 million.

Interest Income – Interest income increased to approximately $2,374,000 or 1.0% of net sales and revenue, for fiscal year 2006 from approximately $308,000 or 0.1% of net sales and revenue for fiscal year 2005. The increase is primarily a result of having more excess cash available for investment in fiscal year 2006 and $853,000 of interest income from our ethanol investments in Millennium and Levelland Hockley.

Interest Expense – Interest expense decreased to approximately $1.1 million, or 0.5% of net sales and revenue, for fiscal year 2006 from approximately $1.6 million, or 0.6% of net sales and revenue, for fiscal year 2005. The decline in interest expense was primarily caused by a reduction in the amount of mortgage debt outstanding and the capitalization of approximately $373,000 of interest related to our equity investments in ethanol entities.

Gain on Sale of Real Estate – During fiscal year 2006, we completed a sale and leaseback for one property for a gain of approximately $1,734,000. During fiscal year 2005, we sold one parcel of land attached to an owned property for a gain of $253,000.

Income from Synthetic Fuel Investments – Results for fiscal years 2006 and 2005 reflect the impact of our equity investment in two limited partnerships, Colona Synfuel Limited Partnership L.L.L.P. and Somerset Synfuel, L.P., which produce synthetic fuels. We expect to receive payments from the three separate sales of our interests in Colona, on a quarterly basis through 2007, which will range from 74.25% to 82.5% of the federal income tax credits attributable to the interest sold, subject to production levels. We expect to receive payments of approximately $5.9 million during fiscal year 2007 related to 2006 production which were deferred based upon an agreement with the owner and operator of the facility.

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

Income from synthetic fuel investments for fiscal year 2006 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We received $2.8 million at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income to us. The facility resumed commercial operations during the second quarter of fiscal year 2005; as such, we received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, we are eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. At January 31, 2007, we estimate that there is approximately 1.8 million tons of production for which we did not recognize income. Because the purchase price of all our synthetic fuel sales is based on the value of Section 29/45K tax credits generated, it is subject to production levels and to possible reduction or elimination to the extent the credit is limited.

Below is a table (amounts in thousands) summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities:

	Years Ended January 31,

	2007	2006

February 1, 1999 Colona sale	$1,928	$8,516
July 31, 2000 Colona sale	1,805	7,552
May 31, 2001 Colona sale	1,604	6,713
March 30, 2004 Gillette sale	1,058	6,125
October 1, 2005 Somerset sale	4,369	1,609

Total	$10,764	$30,515

Income Taxes – Our effective tax rate was approximately 33.0% and 19.6% for fiscal years 2006 and 2005, respectively, after reflecting our share of federal tax credits earned by the Somerset limited partnership. Our effective tax rate increased for fiscal year 2006, as we no longer receive federal tax credits for synthetic fuel produced subsequent to September 30, 2005. We received $6.4 million in tax credits generated by Somerset for fiscal year 2005 and recognized $0.2 million in fiscal year 2006 based upon final published IRS rates for 2005.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $10.0 million for fiscal year 2006 versus approximately $27.3 million for fiscal year 2005.

Discontinued Operations – During fiscal year 2006, we closed 22 stores that were classified as discontinued operations. As a result of these underperforming stores, we had a loss from discontinued operations, net of tax benefit, of approximately $103,000 in fiscal year 2006 compared to income, net of tax provision of approximately $802,000 in fiscal year 2005. We sold seven of these store locations and as a result had a gain from disposal of discontinued operations, net of a tax provision, of approximately $1,411,000 in fiscal year 2006 compared to approximately $209,000 in fiscal year 2005.

Net Income – As a result of the foregoing, net income was approximately $11.4 million for fiscal year 2006 versus approximately $28.3 million for fiscal year 2005.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other.

Retail

The net sales and revenue are discussed under Net Sales and Revenue—Comparison of Fiscal Years Ended January 31, 2007 and 2006.

Segment profit decreased $2.8 million (32.6%) to $5.8 million in fiscal year 2006 from $8.6 million in fiscal year 2005. The decrease in segment profit was primarily related to lower gross profit of $5.8 million. Selling, general and administrative expenses of $61.2 million in fiscal year 2006 were $1.6 million (2.5%) lower than the $62.8 million in fiscal year 2005. Lower advertising expenditures and impairment charges were the primary reason for the decrease in selling, general and administrative expenses. During fiscal year 2006, we completed a sale and leaseback for one property for a gain of $1.7 million. Approximately $0.7 million of the gain from the sale and leaseback transaction was deferred. In fiscal year 2006, we sold one parcel of land attached to an owned property for a gain of $0.3 million.

Alternative Energy

The alternative energy segment includes the consolidated financial statements of Levelland Hockley County Ethanol, LLC, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses. No sales or revenue is attributable to this segment as Levelland Hockley is a development stage enterprise and income related to equity method investments is not reported as sales or revenue.

Interest income attributable to alternative energy increased to $0.8 million in fiscal year 2006, while equity in unconsolidated affiliates increased $0.5 million in fiscal year 2006. Expenses were $1.2 million in fiscal year 2006, which represented $1.0 million of allocated general and administrative expenses and $0.2 million of expenses from Levelland Hockley County Ethanol, LLC.

Corporate and Other

Income from synthetic fuel investments declined $19.8 million as production was halted at the Gillette and Colona facilities for a majority of fiscal year 2006. Selling, general and administrative expenses were approximately $2.1 million in fiscal year 2006, compared to approximately $3.9 million in fiscal year 2005, primarily a result of lower executive incentive payroll expense. Unallocated interest income was approximately $1.5 million in fiscal year 2006, compared to approximately $0.3 million in fiscal year 2005. Interest income increased as a result of having more excess cash available for investment during fiscal year 2006.

Liquidity and Capital Resources

Our primary sources of financing have been income from operations and our investment in synthetic fuel limited partnerships, supplemented by mortgages on owned properties. In fiscal year 2007, we also generated cash from our sale of Millennium and the subsequent sale of US BioEnergy common stock. Historically, we have used borrowings under our revolving line of credit to fund our seasonal working capital needs. In addition, we monetized a significant portion of our real estate portfolio in fiscal year 2007, generating approximately $71 million in net cash receipts. Our primary uses of cash have been debt and equity investments in ethanol entities, long term debt repayments and stock repurchases.

Outlook – We consider our inventory of $49.9 million at January 31, 2008 to be a normal level for that time of the year based upon our current store count. Our inventory levels are subject to seasonal fluctuations, with January 31 traditionally a time of lower inventory levels. Our cash levels will tend to fluctuate inversely with our inventory levels.

Our cash balance of $127,716,000 includes $30,251,000 held by One Earth which will be used primarily to fund the construction of a 100 million gallon ethanol plant and to provide working capital until the plant commences operations. Levelland Hockley held $5,000 of cash at January 31, 2008. In addition, One Earth intends to borrow up to $111 million over the next two years to fund construction costs and provide working capital. Levelland Hockley intends to borrow up to an additional $19.8 million during fiscal year 2008 to fund construction costs and provide working capital. Currently, we do not have definitive plans to make additional investments in the alternative energy segment during fiscal year 2008, other than to assist in funding working capital needs of Levelland Hockley. We have not identified specific uses of our excess cash. Possible uses of the cash are to pay down long term mortgage debt and repurchase our common stock.

Operating Activities – Net cash provided by operating activities was $14.8 million for fiscal year 2007 compared to $31.8 million in fiscal year 2006. For fiscal year 2007, operating cash flow was provided by net income of $33.9 million adjusted for the impact of a $24.0 million gain on sale of investments, a $6.9 million gain on sales of partnership interest, $1.4 million of stock based compensation expense and non-cash items of $15.7 million, which consist of deferred income, the deferred income tax provision, minority interest, impairment charges, gain on disposal of fixed assets, income from ethanol investments, unrealized loss on derivatives and depreciation and amortization. Cash was provided by a decrease in inventory of $20.1 million, primarily due to store closings during fiscal year 2007. Additionally, cash was provided by a decrease in other assets of $5.2 million, primarily a result of a $5.0 million advance equity deposit being used for an equity investment at January 31, 2008. Other liabilities increased $4.2 million, primarily a result of an accrual for amounts owed related to synthetic fuel production as payments received from our synthetic fuel partnership sales exceeded our estimated amounts due us. Accounts payable, excluding accrued capital expenditures for ethanol related construction in process, decreased $3.0 million, primarily the result of the timing of inventory purchases and payments.

For fiscal year 2006, operating cash flow was provided by net income of $11.4 million adjusted for the impact of a $10.8 million gain on sales of partnership interest, $1.7 million of stock based compensation expense and non-cash items of $5.8 million, which consist of deferred income, the deferred income tax provision, impairment charges, gain on disposal of fixed assets, income from ethanol investments and depreciation and amortization. Cash was provided by a decrease in inventory of $27.3 million, primarily due to managing our inventory at lower than normal in late fiscal year 2006. In addition, we are carrying a lower level of air conditioners. The inventory levels of air conditioners fluctuate significantly based upon sales and vendor arrangements. We experienced relatively higher sales of air conditioners in fiscal year 2006 compared to fiscal year 2005. Additionally, cash was provided by a decrease in accounts receivable of $1.5 million and an increase in accounts payable of $2.3 million. The decrease in accounts receivable is primarily a result of the timing of settlements with our credit card merchant processor. The increase in accounts payable is primarily a result of a vendor financing arrangement for appliance inventory. The largest uses of cash were an increase in other assets of $4.1 million and a decrease in other liabilities of $3.2 million. Other assets increased primarily as a result of a $5.0 million advance equity investment in Big River. Other liabilities decreased partially as a result of lower accruals for executive bonus compensation.

Investing Activities – Net cash provided by investing activities was $79.4 million for fiscal year 2007. We paid $10.0 million for an equity investment in Big River. The acquisition and resulting consolidation of One Earth provided cash of $8.7 million as One Earth’s cash balance exceeded the purchase price of $50.8 million which resulted in us acquiring a 74% ownership interest in One Earth. Cash of $15.2 million was provided by proceeds from the sale of our partnership interests in synthetic fuel and $94.8 million was provided by proceeds from the sale of real estate and property and equipment. The acquisition of our interest in Millennium Ethanol by US BioEnergy Corporation and the subsequent sale of their stock provided proceeds of $39.5 million. Capital expenditures in fiscal year 2007 totaled $68.8 million. Expenditures included approximately $68.6 million for the construction of ethanol plants and $0.2 million of improvements to existing stores.

Net cash was used by investing activities of $22.2 million for fiscal year 2006. We paid $16.0 million and $5.0 million for equity investments in Patriot and Big River, respectively. We paid $14.0 million for a debt investment in Millennium. The acquisition and resulting consolidation of Levelland Hockley provided cash of $1.7 million as Levelland Hockley’s cash balance of $13.2 million exceeded the purchase price of $11.5 million which resulted in us acquiring a 47% ownership interest in Levelland Hockley. Cash of $3.7 million was provided by proceeds from the sale of our partnership interest in synthetic fuel and $9.3 million from the sale of real estate and property and equipment. Capital expenditures in fiscal year 2006 totaled $1.7 million. Expenditures included approximately $1.0 million for the construction of the Levelland Hockley ethanol plant and $0.5 million of improvements to existing stores.

Financing Activities – Cash used in financing activities was $9.5 million for fiscal year 2007. During fiscal year 2007, we borrowed $25.4 million in long term debt. Levelland Hockley accounted for $23.9 million of the borrowing as they used loan proceeds to construct their ethanol plant during fiscal year 2007. Repayments of debt totaled $26.0 million during fiscal year 2007. Stock option exercises in fiscal year 2007 generated cash of $5.6 million. During fiscal year 2007, we purchased approximately 784,000 shares of our common stock for $14.6 million in open market transactions.

Cash provided by financing activities was $12.1 million for fiscal year 2006. During fiscal year 2006, we borrowed $13.8 million in long term mortgage debt. Scheduled repayments of debt totaled $3.7 million during fiscal year 2006. Stock option exercises in fiscal year 2006 generated cash of $2.6 million.

At January 31, 2008, we had a remaining authorization from our Board of Directors to purchase 215,600 shares of our common stock. All acquired shares will be held in treasury for possible future use.

At January 31, 2008, we had approximately $39.3 million of debt outstanding at a weighted average interest rate of 8.34%, with maturities from February 1, 2008 to November 20, 2016. During fiscal year 2007, we paid off $26.0 million of long-term mortgage debt from scheduled repayments and early payoffs. During fiscal year 2006, we paid off $3.7 million of long-term mortgage debt from scheduled repayments.

We received proceeds of approximately $5.6 million and $2.6 million for fiscal years 2007 and 2006, respectively, from the exercise of stock options by employees and directors. The exercise of non-qualified stock options resulted in a tax benefit of approximately $2.0 million and $1.0 million for fiscal years 2007 and 2006, respectively, which was reflected as an increase in additional paid-in capital.

On September 14, 2004, we entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with four banks. The Loan Agreement provided for a $115,000,000 five-year revolving credit facility, with a $50,000,000 sub-limit for letters of credit, through September 14, 2009. Effective July 17, 2007, we exercised our right to reduce the revolving credit commitment to $75,000,000. This reduction also reduced the sub-limit for letters of credit to $32.6 million. Amounts available for borrowing are based upon the sum of specific percentages of eligible accounts receivable, eligible inventories, and certain real estate assets as defined. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings on the revolving credit agreement accrue interest at prime minus .50% or LIBOR plus 1.75% (at our discretion). Borrowings are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. We are in compliance with all covenants at January 31, 2008.

We had no borrowings outstanding on the line of credit at January 31, 2008 or January 31, 2007. A total of approximately $33.8 million was available at January 31, 2008, net of letters of credit outstanding of $0.4 million. Borrowing levels may vary during the course of a year based upon our seasonal working capital needs. The maximum direct borrowings outstanding during fiscal year 2007 were approximately $0.5 million. The weighted average interest rate was 6.9% (537.6% including commitment fees) for fiscal year 2007.

To pay a dividend, we must notify the Agent Bank and the Agent Bank must have determined that, at the time of making the dividend payment and after giving effect thereto, Excess Availability on the line of credit for the 12 months preceding the payment and on a projected pro-forma basis for the 12 months following the payment is greater than $25,000,000. At January 31, 2008, we estimate that the maximum dividend we could pay without violating the restriction in the revolving loan agreement is $8.4 million plus available cash.

On September 27, 2006, Levelland Hockley entered into a construction and term loan agreement with Merrill Lynch Capital for a principal sum of up to $43.7 million (including accrued interest). Advances are available monthly at a minimum of $2 million each, with usage restrictions limited to actual costs incurred for items agreed upon. The construction and term loan bears interest at a floating rate of 400 basis points above LIBOR, adjusted monthly through the maturity date. The construction loan will be converted into a term loan on May 31, 2008, or earlier if certain terms of the construction and term loan agreement are fulfilled.

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

Borrowings are secured by all property of Levelland Hockley. As of January 31, 2008, approximately $23.9 million had been drawn on the construction loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. Levelland Hockley was in compliance with all covenants at January 31, 2008. Levelland Hockley paid approximately $3.5 million for various fees associated with the construction and term loan agreement. These fees are recorded as prepaid loan fees and will be amortized ratably over the loan term. At January 31, 2008, our proportionate share of restricted assets related to Levelland Hockley was approximately $14.1 million. Such assets are restricted per the terms of the loan agreement with Merrill Lynch Capital.

In September 2007, One Earth Energy entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. During the construction period, One Earth will be required to make interest payments quarterly on the outstanding principal amount at a variable interest rate equal to LIBOR plus 310 basis points. The construction loan will be converted into a term loan upon completion of plant construction. The term loan will bear interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points and is payable over five years.

Borrowings are secured by all property of One Earth Energy. As of January 31, 2008, no amounts were drawn on the construction and term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at January 31, 2008. One Earth has paid approximately $1,174,000 in financing costs. These costs are recorded as prepaid loan fees and will be amortized ratably over the loan term. Upon One Earth borrowing money under this loan agreement, our proportionate share of One Earth’s net assets will be restricted pursuant to the terms of the loan agreement.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, mortgaging, interest rate management, and leasing retail space.

The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2008 (amounts in thousands):

	Payment due by period

Contractual Obligations (a)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations (b)	$21,554	$6,127	$7,241	$4,328	$3,858
Long-term debt obligations	39,325	4,101	9,366	8,130	17,728
Inventory purchase orders	8,978	8,978	—	—	—
Interest on variable rate debt (c)	8,766	2,034	3,734	2,730	268
Interest on fixed rate debt	4,116	812	1,340	889	1,075
Other (d)	104,485	92,840	11,645	—	—

Total (e)	$187,224	$114,892	$33,326	$16,077	$22,929

(a)

Contractual obligations exclude contingent commitments to invest in one ethanol entity and certain forward purchase contracts of grain. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion of these commitments.

(b)

Amounts include minimum rentals related to lease renewal options assumed to be exercised in the amounts of $2,061,000 for the fiscal years ended January 31, 2011, 2012 and 2013 and $3,858,000 for years subsequent to January 31, 2014.

(c)	The interest rates effective as of January 31, 2008 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(d)	Amounts represent construction and related commitments of Levelland Hockley County Ethanol, LLC and One Earth Energy, LLC for construction of their ethanol producing plants.

(e)

We are not able to determine the likely settlement period for uncertain tax positions, accordingly $1,394,000 of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement period for interest rate swaps, accordingly $2,601,000 of liabilities for derivative financial instruments have been excluded from the table above.

Seasonality and Quarterly Fluctuations

Our retail business is seasonal. As is the case with many other retailers, our net sales and revenue and net income are generally greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 32% and 30% of net sales and revenue for fiscal years 2007 and 2006, respectively. The fourth fiscal quarter accounted for 30% and 29% of gross profit in fiscal years 2007 and 2006, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions, the timing of new ethanol investments and fluctuations in synthetic fuel production.

Impact of Inflation

The impact of inflation has not been material to our results of operations for the past three fiscal years.

Critical Accounting Policies

We believe the application of the following accounting policies, which are important to our financial position and results of operations, require significant assumptions, judgments and estimates on the part of management. We base our assumptions, judgments, and estimates on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented in accordance with generally accepted accounting principles (GAAP). However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Further, if different assumptions, judgments and estimates had been used, the results could have been different and such differences could be material. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to the Consolidated Financial Statements. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – We recognize sales of products upon receipt by the customer. We will honor returns from customers within seven days from the date of sale. We establish liabilities for estimated returns at the point of sale. Such liabilities are immaterial in all years presented.

We also sell product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Amortization of deferred contract revenues is included in net sales and revenue while amortization of deferred sales commissions is included in selling, general and administrative expenses. We retain the obligation to perform warranty service and such costs are charged to operations as incurred.

We recognize income from synthetic fuel partnership sales as the synthetic fuel is produced and sold except for operations at the Gillette facility as we do not believe that collection of our proceeds for production occurring subsequent to September 30, 2006 is reasonably assured from that plant. We estimate the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. We use available market data concerning crude oil prices to determine the phase out. We estimate the tax credits and related income will be subject to a phase out of approximately 70% for calendar year 2007. This phase out resulted in approximately $13.6 million of potential income not being recognized in fiscal year 2007. We estimate the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 4 of the Notes to the Consolidated Financial Statements for a further discussion of synthetic fuel partnership sales.

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

Investments – From time to time, in advance of making an investment in debt or equity securities of investees, such as the investments we have in ethanol entities, we may enter into a commitment for such investment which is contingent upon future events occurring, including but not limited to, the investee raising additional financing and/or equity. These commitments may be backed by letters of credit or other means as mutually agreed to by the investee and us. Generally, because commitments are contingently exercisable and represent the potential acquisition of a minority position in the investee, we believe that we are not the primary beneficiary of the investee under the guidance in FASB Interpretation Number 46R (“FIN 46R”). When, and if the commitment is exercised and we make our investment, we are required to re-evaluate whether we are the primary beneficiary under the guidance in FIN 46R.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which we are the primary beneficiary. The evaluation of consolidation under FIN 46R is complex and requires judgments to be made. We consolidate the results of two majority owned subsidiaries, Levelland Hockley and One Earth, on a one month lag. See Note 5 of the Notes to the Consolidated Financial Statements for a further discussion of the acquisitions of Levelland Hockley and One Earth. Investments in businesses that we do not control, or maintain a majority voting interest or maintain a primary beneficial interest, but we have the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

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

We periodically evaluate our investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If we determine that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying consolidated statements of income for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Vendor allowances – Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold.

Inventory Reserves – Inventory is recorded at the lower of cost or market, net of reserves established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide an inventory reserve for specifically identified inventory items that have a cost greater than net realizable value, aged and slow moving inventory and non-saleable or defective inventory items. The inventory reserve was approximately $4.1 million and $5.2 million at January 31, 2008 and January 31, 2007, respectively. Fluctuations in the inventory reserve generally relate to the levels and composition of such inventory at a given point in time. Assumptions we use to estimate the necessary reserve have not significantly changed over the last three fiscal years. Such assumptions include our ability to return defective products to vendors for credit and the estimated salvage value of defective inventory items if we are unable to return such items to the vendor for credit.

Financial Instruments – Forward grain purchase and ethanol sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of grain and sales of ethanol that will be delivered in quantities expected to be used by us over a reasonable period time in the normal course of business. We use derivative financial instruments to manage our balance of fixed and variable rate debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Our swap agreements were not designated for hedge accounting pursuant to SFAS No. 133. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the accompanying statements of consolidated income.

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes, including the outcome of tax credits under Section 29/45K of the Internal Revenue Code. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards and other deferred tax assets. The valuation allowance was approximately $0.8 million and $1.0 million at January 31, 2008 and January 31, 2007, respectively. Should estimates of future income differ significantly from our prior estimates, we could be required to make a material change to our deferred tax valuation allowance. The primary assumption used to estimate the valuation allowance has been estimates of future state taxable income. Such estimates can have material variations from year to year based upon expected levels of retail income and projected capital gains. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

We adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, we recorded a $287,000 decrease to retained earnings. As of January 31, 2008, total unrecognized tax benefits were $1,171,000, and accrued penalties and interest were $223,000. If we were to prevail on all unrecognized tax benefits recorded, approximately $417,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on results of operations or financial position.

On a quarterly and annual basis, we accrue for the effects of open uncertain tax positions and the related potential penalties and interest. Should future estimates of open uncertain tax positions differ from our current estimates, we could be required to make a material change to our accrual for uncertain tax positions. In addition, new income tax audit findings could also require us to make a material change to our accrual for uncertain tax positions.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions. We anticipate adopting this standard as of February 1, 2008. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays our February 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until February 1, 2009. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities —An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In January 2008, the FASB cleared SFAS 133 Implementation Issue E23, Clarification of the Application of the Shortcut Method (“Issue E23”). Issue E23 amends SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities would not be precluded from assuming no ineffectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

There were no other new accounting standards issued during fiscal year 2007 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2008, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a revolving credit agreement, ethanol construction loans and various mortgage notes payable secured by certain land, buildings and leasehold improvements.

The revolving credit agreement is with four banks through September 14, 2009, with interest at prime minus .50% or LIBOR plus 1.75% (at our discretion) and commitment fees of 1/4% payable on the unused portion. Amounts available for borrowing are based upon the sum of specific percentages of eligible accounts receivable and eligible inventories, as defined, and certain real estate assets. Amounts available for borrowing are reduced by any letter of credit commitments outstanding. Borrowings are secured by certain fixed assets, accounts receivable, inventories and the capital stock of our subsidiaries. At January 31, 2008, a total of approximately $33.8 million was available for borrowings under the revolving credit agreement, net of one letter of credit outstanding of $0.4 million. We had no outstanding borrowings under the revolving credit agreement at January 31, 2008.

Approximately $11.8 million of our debt consists of fixed rate debt. The interest rates range from 3.7% to 8.4%. The remaining $27.5 million of debt is variable rate debt. In general, the rate on the variable rate debt ranges from the one month LIBOR plus 4.1% to prime less 0.25%. If the variable interest rate increased 1%, we estimate our annual interest cost would increase approximately $275,000 for the variable rate debt. Principal and interest are payable monthly over terms which generally range from 5 to 10 years. The fair value of our long-term debt at January 31, 2008 was approximately $39.7 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities. Including the impact of the interest rate swap agreements, approximately 91% of our indebtedness was based on fixed interest rates at January 31, 2008.

We anticipate managing a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and other similar instruments. Levelland Hockley has purchase commitments for 760,000 bushels of sorghum, the expected principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum by April 2008. Levelland Hockley has forward sales commitments for 1.0 million gallons of ethanol and 500 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distillers grains by April 2008.

Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap fixed the variable interest rate of the term loan, subsequent to the plant completion date, at 7.89%. The swap settlements commence as of April 30, 2008 and terminate on April 30, 2010. At January 31, 2008, we recorded a liability of $879,000 related to the fair value of the swap. The change in fair value was recorded as “unrealized loss on derivative financial instruments” in the accompanying consolidated statements of income.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the First National Bank of Omaha (as required under the loan agreement) during fiscal year 2007. The swap fixed a portion of the variable interest rate of the term loan, subsequent to the plant completion date, at 7.9%. The swap settlements commence as of July 31, 2009 and terminate on July 8, 2014. At January 31, 2008, we recorded a liability of $1,722,000 related to the fair value of the swap. The change in fair value was recorded as “unrealized loss on derivative financial instruments in the accompanying consolidated statements of income. A hypothetical 10% change (for example, from 7.0% to 6.3%) in market interest rates at January 31, 2008 would change the fair value of the interest rate swap contracts by approximately $1.5 million.

Item 8. Financial Statements and Supplementary Data
REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	January 31,

	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,716	$43,008
Accounts receivable-net	1,877	1,975
Synthetic fuel receivable	573	8,838
Merchandise inventory- net	49,933	70,078
Prepaid expenses and other	2,492	2,915
Deferred taxes	10,599	9,192

Total current assets	193,190	136,006
Property and equipment-net	136,505	122,769
Assets held for sale-net	—	2,009
Other assets	14,803	18,986
Goodwill	1,322	1,322
Deferred taxes	21,929	26,245
Equity method investments	38,748	21,699
Investments in debt instruments	—	14,000
Restricted investments	2,481	2,406

TOTAL ASSETS	$408,978	$345,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$4,101	$2,678
Accounts payable –trade	27,253	23,254
Deferred income	14,448	15,641
Deferred gain on sale and leaseback	1,436	101
Other current liabilities	13,617	10,510

Total current liabilities	60,855	52,184

LONG TERM LIABILITIES:
Long term debt	35,224	31,236
Deferred income	17,172	19,286
Deferred gain on sale and leaseback	4,493	504
Derivative financial instruments	2,601	—
Other	4,313	—

Total long term liabilities	63,803	51,026

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	27,729	11,443

SHAREHOLDERS’ EQUITY:
Common stock, 45,000 shares authorized, 29,813 and 29,513 shares issued at par	298	295
Paid in capital	141,357	139,337
Retained earnings	285,629	252,249
Treasury stock, 19,094 and 19,089 shares	(170,693)	(161,092)

Total shareholders’ equity	256,591	230,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$408,978	$345,442

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Amounts)

	Year Ended January 31,

	2008	2007	2006

Net sales and revenue	$223,975	$235,701	$244,831
Cost of sales	158,020	170,394	173,752

Gross profit	65,955	65,307	71,079
Selling, general and administrative expenses	(61,288)	(64,562)	(66,666)
Interest income	5,714	2,374	308
Interest expense	(242)	(1,121)	(1,583)
Loss on early termination of debt	(627)	—	(22)
Gain on sale of real estate	365	1,734	253
Equity in income of unconsolidated ethanol affiliates	1,601	499	—
Realized investment gains	23,951	—	—
Income from synthetic fuel investments	6,945	10,764	30,515
Unrealized loss on derivative financial instruments	(2,601)	—	—

Income from continuing operations before income taxes and minority interest	39,773	14,995	33,884
Provision for income taxes	(14,690)	(4,952)	(6,626)
Minority interest in loss of consolidated subsidiaries	841	—	—

Income from continuing operations	25,924	10,043	27,258
(Loss) income from discontinued operations, net of tax	(2,272)	(103)	802
Gain on disposal of discontinued operations, net of tax	10,215	1,411	209

Net income	$33,867	$11,351	$28,269

Weighted average shares outstanding – basic	10,420	10,291	10,688

Basic income per share from continuing operations	$2.49	$0.97	$2.55
Basic (loss) income per share from discontinued operations	(0.22)	(0.01)	0.07
Basic gain per share on disposal of discontinued operations	0.98	0.14	0.02

Basic net income per share	$3.25	$1.10	$2.64

Weighted average shares outstanding – diluted	11,721	11,576	12,220

Diluted income per share from continuing operations	$2.21	$0.87	$2.23
Diluted (loss) income per share from discontinued operations	(0.19)	(0.01)	0.06
Diluted gain per share on disposal of discontinued operations	0.87	0.12	0.02

Diluted net income per share	$2.89	$0.98	$2.31

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended January 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,867	$11,351	$28,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,428	4,190	4,645
Stock based compensation expense	1,413	1,660	—
Impairment charges	158	346	1,345
Income from equity method investments	(1,601)	(499)	—
Dividends received from equity method investments	525	—	—
Minority interest in consolidated subsidiaries	(841)	(6)	—
Income from synthetic fuel investments	(6,945)	(10,764)	(30,515)
Unrealized loss on derivative financial instruments	2,601	—	—
Gain on sale of investments	(23,951)	—	—
Gain on disposal of real estate and property and equipment	(16,584)	(3,775)	(375)
Deferred income	(4,819)	1,548	961
Excess tax benefits from stock option exercises	(69)	(27)	—
Deferred income tax	2,909	3,955	(485)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	126	1,507	2,003
Merchandise inventory	20,145	27,293	26,817
Other current assets	(859)	151	(844)
Other long term assets	5,195	(4,199)	103
Accounts payable-trade	(3,041)	2,281	(12,446)
Other liabilities	4,172	(3,187)	(435)

Net cash provided by operating activities	14,829	31,825	19,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,754)	(1,668)	(2,171)
Proceeds from sale of synthetic fuel investments	15,210	3,716	30,510
Purchase of investments	(10,000)	(40,795)	—
Proceeds of note receivable and sale of investments	39,541	5,595	—
Acquisition, net of cash acquired	8,703	1,665	—
Proceeds from sale of real estate and property and equipment	94,775	9,339	1,523
Restricted investments	(75)	(88)	(48)

Net cash provided by (used in) investing activities	79,400	(22,236)	29,814

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	25,424	13,812	—
Payments of long term debt	(26,023)	(3,749)	(9,547)
Loan fees	—	(593)	—
Stock options exercised	5,596	2,559	5,696
Excess tax benefits from stock option exercises	69	27	—
Treasury stock acquired	(14,587)	—	(28,314)

Net cash (used in) provided by financing activities	(9,521)	12,056	(32,165)

NET INCREASE IN CASH AND CASH EQUIVALENTS	84,708	21,645	16,692
CASH AND CASH EQUIVALENTS-Beginning of year	43,008	21,363	4,671

CASH AND CASH EQUIVALENTS-End of year	$127,716	$43,008	$21,363

Non cash investing activities– Accrued capital expenditures	$8,100	$131	$—

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006
(Amounts in thousands)

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance at February 1, 2005	29,038	$290	17,865	($137,839)	$133,474	$212,629	$—	$208,554

Net income						28,269		28,269

Treasury stock acquired			2,088	(30,186)				(30,186)

Stock options exercised and related tax effects	352	4	(664)	5,263	2,301			7,568

Balance at January 31, 2006	29,390	294	19,289	(162,762)	135,775	240,898	—	214,205

Net income						11,351		11,351

Stock based compensation					1,660			1,660

Stock options exercised and related tax effects	123	1	(200)	1,670	1,902			3,573

Balance at January 31, 2007	29,513	$295	19,089	($161,092)	$139,337	$252,249	$—	$230,789

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006
(Amounts in thousands)

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2007	29,513	$295	19,089	($161,092)	$139,337	$252,249	$—	$230,789

Net income						33,867		33,867

Cumulative effect of adopting FIN 48						(287)		(287)

Treasury stock acquired			971	(18,045)				(18,045)

Stock based compensation					1,413			1,413

Stock options exercised and related tax effects	300	3	(966)	8,444	607			9,054

Minority interest distribution						(200)		(200)

Unrealized holding gains, net of tax							9,717	9,717

Reclassification adjustment for net gains included in net income, net of tax							(9,717)	(9,717)

Balance at January 31, 2008	29,813	$298	19,094	($170,693)	$141,357	$285,629	$—	$256,591

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation, its wholly-owned and majority owned subsidiaries and entities in which REX maintains a primary beneficial interest (the “Company”). All significant intercompany balances and transactions have been eliminated. As of January 31, 2008, the Company operated 115 retail consumer electronics and appliance stores under the REX name in 34 states and maintains ownership interests in four ethanol entities. The Company operates in two reportable segments, retail and alternative energy.

Reclassifications – The Company reclassified $10.2 million and $9.3 million of prepaid commissions from current and long-term portion of deferred income on extended warranties to other assets at January 31, 2007 and 2006, respectively to conform to current year presentation.

Fiscal Year – All references in these consolidated financial statements to a particular fiscal year are to the Company’s fiscal year ended January 31. For example, “fiscal year 2007” means the period February 1, 2007 to January 31, 2008.

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

Merchandise Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis and includes certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. In the fourth quarter of fiscal year 2006, the Company changed its method of accounting for inventory of an acquired subsidiary, Kelly & Cohen (K&C) from the last-in, first-out (“LIFO”) method to the FIFO method (see note 2). Ten suppliers accounted for approximately 86% of the Company’s purchases in fiscal year 2007. Nine suppliers accounted for approximately 86% of the Company’s purchases in fiscal year 2006. Three suppliers represented approximately 40% and 45% of the Company’s inventory purchases in fiscal years 2007 and 2006, respectively. The Company has reserves for obsolete inventory of $4,100,000 and $5,107,000 at January 31, 2008 and 2007, respectively.

The Company has inventory that it does not have legal title but maintains constructive title to of $4.4 million and $2.8 million at January 31, 2008 and 2007, respectively. This inventory is subject to a product financing agreement with one vendor. This agreement transfers the risk and rewards of ownership to the Company upon receipt of the goods. Such inventory cannot be encumbered or otherwise pledged as collateral by the Company.

Property and Equipment – Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and

3 to 12 years for fixtures and equipment. Leasehold improvements are depreciated over the initial lease term and one renewal term when exercise of the renewal term is reasonably assured, or the life of the improvement, whichever is shorter.

The components of property and equipment at January 31, 2008 and 2007 are as follows (amounts in thousands):

	2008	2007

Land	$13,683	$36,304
Buildings and improvements	39,567	99,001
Fixtures and equipment	10,596	16,397
Leasehold improvements	5,500	7,067
Construction in progress	91,689	6,834

	161,035	165,603
Less: accumulated depreciation	(24,530)	(42,834)

	$136,505	$122,769

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge included in selling, general and administrative expenses in the consolidated statements of income of $158,000, $346,000 and $1,345,000 in the fiscal years ended January 31, 2008, 2007 and 2006, respectively. The impairment charges all relate to individual stores in the Company’s retail segment. These impairment charges are primarily related to increased competition in local markets and/or unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis for individual store locations and represent management’s estimate of the excess of net book value over estimated future cash flows. Long- lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from a retail store operation or deterioration in local real estate market conditions are indicators of possible impairment. Impairment charges result from the Company’s management performing a discounted cash flow analysis for individual store locations and represent management’s estimate of the excess of net book value over estimated discounted future cash flows.

Goodwill – Goodwill represents the cost in excess of the fair value of net assets acquired. Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company is required to identify reporting units for purposes of assessing impairment of goodwill. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred.

Investments – Restricted investments, which are principally marketable debt securities of a federal government agency, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2008 and 2007 are required by two states to cover possible future claims under product service contracts. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at January 31, 2008 and 2007. The Company has the intent and ability to hold these securities to maturity.

From time to time, in advance of making an investment in debt or equity securities of investees, such as the contingent investments the Company has in an ethanol entity, the Company may enter into a commitment for such investment which is contingent upon future events occurring, including but not limited to, the investee raising additional financing and/or equity. These commitments may be backed by letters of credit or other means as mutually agreed to by the Company and the investee. Generally, because commitments are contingently exercisable and represent the potential acquisition of a minority position in the investee, the Company believes that it is not the primary beneficiary of the investee under the guidance in FASB Interpretation Number 46R (“FIN 46R”). When, and if the commitment is exercised and the Company makes its investment, it is required to re-evaluate whether it is the primary beneficiary under the guidance in FIN 46R.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, Levelland Hockley and One Earth, on a one month lag. See Note 5 for a further discussion of the acquisitions of Levelland Hockley and One Earth. Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

Investments in debt securities are considered “held to maturity”, “available for sale”, or “trading securities” under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. The fair values of investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the consolidated statements of income for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Revenue Recognition – The Company recognizes sales of products upon receipt by the customer. The Company will honor returns from customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale. Such liabilities are immaterial for all periods presented.

The Company also sells product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Amortization of deferred contract revenues is included in net sales and revenue while amortization of deferred sales commissions is included in selling, general and administrative expenses. The Company retains the obligation to perform warranty service and such costs are charged to operations as incurred. Extended service contract revenues represented 6.1%, 5.2% and 4.8% of net sales and revenue for fiscal years 2007, 2006 and 2005, respectively.

The Company recognizes amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the consolidated statements of income. Amounts classified as selling, general and administrative expense were $1,944,000, $1,951,000 and $2,079,000 in fiscal years 2007, 2006 and 2005, respectively.

Merchandise sold under interest-free financing arrangements is recorded as a sale when the customer receives the merchandise. In general, the Company receives payment within three to ten business days from the third-party lender. The amount the Company receives from the third-party lender is generally discounted for the interest free financing option, which is recorded as a marketing expense in selling, general and administrative expense. The net expense for third party financing was approximately $976,000, $749,000, and $769,000 in fiscal years 2007, 2006 and 2005, respectively.

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

Vendor Allowances and Advertising Costs – Vendors often fund, up front, certain advertising costs, display allowances and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold. Advertising costs are expensed as incurred. Advertising expense was approximately $11,403,000, $13,654,000 and $14,445,000 for fiscal years 2007, 2006 and 2005, respectively and was not offset by vendor allowances.

Interest Cost – Interest expense of approximately $242,000, $1,121,000 and $1,583,000 for fiscal years 2007, 2006 and 2005, respectively, is net of approximately $1,565,000, $373,000 and $15,000 of interest capitalized related to equity investments, store, ethanol plant or warehouse construction. Cash paid for interest in fiscal years 2007, 2006 and 2005 was approximately $2,017,000, $2,118,000 and $2,525,000, respectively.

Deferred Financing Costs – Direct expenses and fees associated with obtaining notes payable or long-term debt are capitalized and amortized to interest expense over the life of the loan using the effective interest method.

Financial Instruments – Forward grain purchase and ethanol sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by us and sales of ethanol quantities expected to be produced by us over a reasonable period of time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to SFAS No. 133. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the statements of consolidated income.

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

Prior to its adoption of SFAS 123(R), the Company accounted for stock-based compensation in compliance with APB 25, under which no compensation cost was recognized. The Company provided disclosures based on the fair value as permitted by SFAS 123. In fiscal year 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of approximately $1,660,000 ($1,112,000 net of tax, or $0.11 per basic share and $0.10 per diluted share). Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123(R), the Company revised its current year statement of cash flows presentation to report the excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were approximately $69,000 and $27,000 of excess tax benefits from the exercise of non-qualified stock options for fiscal years 2007 and 206, respectively.

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

SFAS 123 requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted under the fair value method of the original SFAS 123. Had compensation cost for these plans been determined at fair value consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share would have been reduced to the following pro forma amounts for the fiscal year ended January 31, 2006 (amounts in thousands, except per-share amounts):

Net income
As reported	$28,269
Compensation cost, net of tax	3,590

Pro forma	24,679

Basic net income per share
As reported	$2.64
Compensation cost, net of tax	0.33

Pro forma	2.31

Diluted net income per share
As reported	$2.31
Compensation cost, net of tax	0.29

Pro forma	2.02

No options were granted in the fiscal years ended January 31, 2008, January 31, 2007 or January 31, 2006. In accordance with the provisions of SFAS 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts.

The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2008:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding—Beginning of year	4,337	$8.18
Granted	—	—
Exercised	(1,266)	5.64
Canceled or expired	(55)	12.67

Outstanding—End of year	3,016	$9.16	3.4	$28,298

Exercisable—End of year	2,854	$8.96	3.3	$27,329

The total intrinsic value of options exercised in the fiscal years ended January 31, 2008, 2007 and 2006, was approximately $14.6 million, $3.0 million and $9.1 million, respectively, resulting in tax deductions to realize benefits of approximately $2.1 million, $1.0 million and $2.2 million, respectively. All outstanding options are expected to vest.

At January 31, 2008, there was approximately $1.4 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.1 years.

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

The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of January 31, 2008, total unrecognized tax benefits were $1,171,000, and accrued penalties and interest were $223,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $417,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. Should future estimates of open uncertain tax positions differ from our current estimates, the Company could be required to make a material change to its accrual for uncertain tax positions. In addition, new income tax audit findings could also require the Company to make a material change to its accrual for uncertain tax positions.

Discontinued Operations – The Company classifies closed or sold stores in discontinued operations when the operations and cash flows of the store have been (or will be) eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors, including, but not limited to, proximity to remaining open stores and estimates of sales migration from the closed store to any stores remaining open. The estimated sales migration is based on the Company’s historical estimates of sales migration upon opening a new store in a similar market and geographical considerations. For purposes of reporting the operations of stores meeting the criteria for discontinued operations, the Company reports net sales and revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those stores operations as discontinued operations. Certain corporate level charges, such as general office expense, certain interest expense, and other “fixed” expenses are not allocated to discontinued operations because the Company believes that these expenses are not specific to the store’s operations.

New Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement initially applies, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The Company anticipates adopting this standard as of February 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions. The Company anticipates adopting this standard as of February 1, 2008. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the February 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until February 1, 2009. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities —An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

In January 2008, the FASB cleared SFAS 133 Implementation Issue E23, Clarification of the Application of the Shortcut Method (“Issue E23”). Issue E23 amends SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities would not be precluded from assuming no ineffectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

2.	ACCOUNTING CHANGES

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

The Company has debt and equity investments. The debt investments are accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (FAS 115) while the equity investments are accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18). The following tables summarize investments at January 31, 2008 and 2007 (amounts in thousands):

Debt Securities January 31, 2008

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

United States Treasury Bill	2.82%	2/28/2008	Held to Maturity	$1,548	$1,548

Total Debt Securities				$1,548	$1,548

Debt Securities January 31, 2007

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

Federal National Mortgage Association Note	5.04%	2/16/2007	Held to Maturity	$1,473	$1,473

Millennium Ethanol, LLC Convertible Note	15.60%	4/1/2015	Available for Sale	14,000	14,000

Total Debt Securities				$15,473	$15,473

There were no unrealized holding gains or losses at January 31, 2008 or 2007.

On August 29, 2007, US BioEnergy Corporation completed the acquisition of Millennium Ethanol, LLC (“Millennium”). In connection with the acquisition, the Company received 3,693,858 shares of US BioEnergy common stock and approximately $4.8 million of cash as total consideration for its interest in Millennium based upon the conversion of the Company’s $14 million convertible secured promissory note, accrued interest and related purchase rights. The Company sold all of its shares of US BioEnergy common stock during fiscal year 2007. The Company recorded a realized gain (pre-tax) of $24.0 million as a result of this transaction.

The Company has $933,000 at January 31, 2008 and 2007 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 6.3% and 5.7% at January 31, 2008 and 2007, respectively.

Equity Securities January 31, 2008:

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$22,353	$20,000

Patriot Renewable Fuels, LLC	23%	16,395	16,000

Total Equity Securities		$38,748	$36,000

Equity Securities January 31, 2007:

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	4%	$5,499	$5,000

Patriot Renewable Fuels, LLC	23%	16,200	16,000

Total Equity Securities		$21,699	$21,000

On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River Resources, LLC (“Big River”). Big River is an Iowa limited liability company and holding company for several entities including Big River Resources West Burlington, LLC which presently operates a 92 million gallon ethanol manufacturing facility. Big River has begun construction of its second plant, which has design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. The plant will be located in Galva, Illinois, and construction of the plant is expected to be completed by August of 2009. The Company funded this investment in exchange for a 10% ownership interest. The Company recorded income of $2,379,000 and $499,000 as its share of earnings from Big River during fiscal years 2007 and 2006, respectively.

On June 8, 2006, the Company entered into an agreement to invest $16 million in Patriot Renewable Fuels, LLC (“Patriot”) which has commenced construction of an ethanol producing facility in Annawon, Illinois. The facility is expected to have a design capacity of 100 million gallons annually. The Company funded this investment on December 4, 2006 in exchange for a 23% ownership interest. Patriot is a development stage enterprise; the Company has capitalized interest of $1,173,000 and $200,000 at January 31, 2008 and January 31, 2007, respectively, as Patriot is constructing its ethanol plant. The Company recorded a loss of $778,000 and $0 as its share of loss from Patriot during fiscal years 2007 and 2006, respectively.

Undistributed earnings of equity method investees totaled approximately $2.4 million at January 31, 2008.

4.	SYNTHETIC FUEL LIMITED PARTNERSHIPS

During fiscal year 1998, the Company invested in two limited partnerships that produced synthetic fuels. The limited partnerships earned Federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the quantity and content of synthetic fuel production and sales. Credits under Section 29/45K are available for qualified fuels sold before January 1, 2008 (see Note 16). The Company accounted for its share of the income tax credits as a reduction of the income tax provision in the period earned and such credits totaled approximately $0, $200,000, and $6,400,000 in fiscal years 2007, 2006 and 2005, respectively (see Note 14).

Through a series of sales, the Company sold its ownership interest in Colona Synfuel Limited Partnership L.L.L.P (Colona), a limited partnership that owned a synthetic fuel facility and generally received cash payments from the sales on a quarterly basis through fiscal year 2007. These payments were contingent upon and equal to approximately 75% of the federal income tax credits attributable to the interest sold, subject to certain adjustments. The Company earned and reported as income approximately $4.2 million, $5.3 million and $22.8 million for fiscal years 2007, 2006 and 2005, respectively.

The Company sold its entire ownership interest in Somerset Synfuel, L.P., (Somerset), a limited partnership that owned two synthetic fuel facilities and generally received cash payments from the sales on a quarterly basis through fiscal year 2007. These payments were contingent upon and equal to approximately 80% of the federal income tax credits attributable to the ownership interest sold. The Company earned and reported as income approximately $2.8 million, $4.4 million and $1.6 million for fiscal years 2007, 2006 and 2005, respectively.

The Section 29/45K tax credit program expired, under current law, at the end of 2007. Thus, the Company will not receive any income or loss from the Colona and Somerset sales beyond fiscal year 2007, except for a final adjustment expected in the first quarter of fiscal year 2008, once the IRS publishes the final credit per ton and phase out amounts.

Income from synthetic fuel investments also includes income related to the sale of the Company’s membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The Company received $2.8 million (resulting in $0.5 million in pre tax investment income) at the time of sale on March 30, 2004 along with a secured contingent payment note that could provide additional investment income. The facility resumed commercial operations during the second quarter of fiscal years 2005; as such, the Company received $3.5 million as a one-time payment per the terms of the purchase agreement. In addition, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. The Company recognized approximately $0, $1.1 million and $6.1 million of pre-tax investment income from this sale during fiscal years 2007, 2006 and 2005, respectively.

At January 31, 2008 and 2007, the Company had a liability of approximately $4.3 million and $0, respectively, for overpayments related to production at the Colona facility, commissions and certain distributions owed which is included in other current liabilities on the consolidated balance sheet.

5.	BUSINESS COMBINATIONS

On September 30, 2006, the Company acquired 47 percent of the outstanding membership units of Levelland Hockley County Ethanol, LLC (“Levelland Hockley”). Levelland Hockley is a development stage entity that has commenced construction of an ethanol production facility in Levelland, Texas, which will have a design capacity of 40 million gallons of ethanol annually.

The results of Levelland Hockley’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. The aggregate purchase price was $11.5 million, all of which was cash.

The acquisition was recorded by allocating the total purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair values of the assets acquired and liabilities assumed was recorded as goodwill. There was no change in goodwill for the year ended January 31, 2008. The acquired goodwill of $1.3 million was the only change in goodwill for the years ended January 31, 2007 and 2006.

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

Effective July 1, 2007, the Company converted its $5.0 million convertible secured promissory note, which increased its ownership interest in Levelland Hockley to 56%. There was a $200,000 premium over book value related to the conversion; the premium was recorded as a non-cash distribution to minority interest holders on the consolidated statement of shareholders’ equity.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Levelland Hockley, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented (in thousands, except per share amounts):

Year Ended January 31, 2007

Net sales and revenue	$235,701
Net income	10,871
Basic net income per share	1.06
Diluted net income per share	0.94

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

The unaudited financial information in the table below summarizes the combined results of operations of the Company and One Earth, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share amounts):

	Years Ended January 31,

	2008	2007

Net sales and revenue	$223,975	$235,701
Net income	33,661	11,075
Basic net income per share	3.23	1.08
Diluted net income per share	2.87	0.96

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

6.	OTHER ASSETS

The components of other assets at January 31, 2008 and 2007 are as follows (amounts in thousands):

	January 31,

	2008	2007

Prepaid loan fees	$5,187	$4,377
Advance equity investment	—	5,000
Prepaid commissions	9,208	10,234
Equipment deposit	293	—
Other	115	155

Total	14,803	19,766
Less current portion	—	780

Long term	$14,803	$18,986

Advance equity investment represents a payment made to Big River Resources, LLC in January 2007, and effective February 1, 2007; this increased the Company’s ownership percentage in Big River from 4.3% to 6.9%. Prepaid loan fees represent amounts paid to obtain both mortgage debt and borrowings under the Company’s, Levelland Hockley’s and One Earth’s lines of credit. Such amounts are amortized as interest expense. Future amortization expense is as follows (amounts in thousands):

Year Ended January 31,	Amortization

2009	$1,046
2010	1,130
2011	944
2012	834
2013	695
Thereafter	538

Total	$5,187

Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold. Future amortization of prepaid commissions is as follows (amounts in thousands):

Year Ended January 31,	Amortization

2009	$3,934
2010	2,829
2011	1,529
2012	698
2013	218
Thereafter	—

Total	$9,208

7.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased under the treasury stock method. The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for fiscal years 2007, 2006, and 2005 (amounts in thousands, except per-share amounts):

	2007

	Income	Shares	Per Share

Basic net income per share from continuing operations	$25,924	10,420	$2.49
Effect of stock options		1,301

Diluted net income per share from continuing operations	$25,924	11,721	$2.21

	2006

	Income	Shares	Per Share

Basic net income per share from continuing operations	$10,043	10,291	$0.97
Effect of stock options		1,285

Diluted net income per share from continuing operations	$10,043	11,576	$0.87

	2005

	Income	Shares	Per Share

Basic net income per share from continuing operations	$27,258	10,688	$2.55
Effect of stock options		1,532

Diluted net income per share from continuing operations	$27,258	12,220	$2.23

For fiscal years 2007, 2006 and 2005, a total of 162,719, 468,779 and 296,702 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the exercise prices were above the average trading price of the Company’s common stock for those periods. Equivalent shares information herein was also used for purposes of determining earnings per share related to discontinued operations.

8.	SALE AND LEASEBACK TRANSACTIONS AND OTHER LEASES

On September 29, 2007, the Company completed a transaction for the sale and leaseback of one of its stores. The lease term was month to month and expired on January 31, 2008. A pre-tax gain, classified as discontinued operations, of approximately $951,000 (net of expenses) resulted from this sale.

On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”), formerly referred to as Coventry Real Estate Investments, LLC for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either the Company or Klac may terminate a lease after the initial six months of the initial lease term on 28 of the leases, 14 of which were terminated in fiscal year 2007. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the 15 properties.

This transaction resulted in a gain (realized and deferred) of $14.8 million. The Company recognized a pre-tax gain on sale of real estate of $8.0 million (net of expenses and losses) in fiscal year 2007. Of this gain, $7.6 million was classified as discontinued operations and the remaining $0.4 million was classified as continuing operations. Approximately $1.4 million of the deferred gain was recognized as a reduction of lease expense during fiscal year 2007. Of this gain, $0.3 million was classified as discontinued operations and the remaining $1.1 million was classified as continuing operations. The leases have been accounted for as operating leases. The Company has a deferred gain of $5.4 million at January 31, 2008 based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period.

The following table summarizes the components of the April 30, 2007 sale and leaseback transaction (amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	60	$—	$7,548
Leased until January 31, 2010	12	3,818	201

Leased until January 31, 2010 (6 month kickout clause)	14	1,608	1,630

Total	86	$5,426	$9,379

Future amortization of the deferred gain is as follows (amounts in thousands):

Year Ended January 31,	Amortization

2009	$1,343
2010	1,343
2011	539
2012	539
2013	539
Thereafter	1,123

Total	$5,426

On July 28, 2006, the Company completed a transaction for the sale and leaseback of one of its stores under an initial three-year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.7 million (net of expenses) resulted from this sale. The Company has also deferred $0.5 million at January 31, 2008, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

In addition to the leaseback transactions described above, the Company is committed under operating leases for certain retail store locations. The lease agreements are for varying terms through fiscal year 2011 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases.

The following is a summary of rent expense under operating leases (amounts in thousands):

Years Ended January 31	Minimum Rentals	Gain Amortization	Sublease Income	Total

2008	$6,042	$(1,142)	$(224)	$4,676
2007	3,470	(50)	(218)	3,202
2006	3,602	—	(133)	3,469

The Company is secondarily liable under lease arrangements when there is a sublessee. These arrangements arise out of the normal course of business when the Company decides to close stores prior to lease expiration and is able to sublease the facility. As of January 31, 2008, future minimum annual rentals on all leased locations and sublease income are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals	Sublease Income

2009	$6,127	$218
2010	4,541	134
2011 (a)	2,700	70
2012 (a)	2,267	5
2013 (a)	2,061	—
Thereafter (a)	3,858	—

	$21,554	$427

(a) Amounts include minimum rentals related to lease renewal options assumed to be exercised in the amounts of $2,061,000 for the fiscal years ended January 31, 2011, 2012 and 2013 and $3,858,000 for the thereafter category.

At January 31, 2008, the Company has lease agreements, as landlord, for all or portions of 10 owned properties. At eight of these locations, the Company does not operate a retail store. The Company operates a store and leases a portion of the properties to tenants at two properties. All of the leases are accounted for as operating leases. The Company recognized lease income of approximately $492,000, $588,000 and $546,000 in fiscal years 2007, 2006 and 2005, respectively. As of January 31, 2008, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals

2009	$446
2010	419
2011	372
2012	265
2013	226
Thereafter	390

$2,118

9.	COMMON STOCK

During fiscal years 2007, 2006 and 2005, the Company purchased 971,319 shares, 0 shares and 2,088,671 shares, respectively, of its common stock for $18,045,000, $0 and $30,186,000, respectively. Included in these amounts are shares the Company received totaling 186,919, 0 and 132,271 for the years ended January 31, 2008, 2007 and 2006, respectively, as tenders of the exercise price of stock options exercised by the Company’s Chief Executive Officer. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $3,458,000, $0 and $1,872,000 for fiscal years 2007, 2006 and 2005, respectively. At January 31, 2008, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 215,600 shares of its common stock.

Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31, 2008	January 31, 2007

Authorized shares	45,000	45,000
Issued shares	29,813	29,513
Outstanding shares	10,719	10,424

10.	REVOLVING LINE OF CREDIT

During fiscal year 2007, the Company modified its revolving line of credit agreement, reducing the total available line from $115,000,000 to $75,000,000. The revolving credit agreement is with four banks and expires on September 14, 2009. Amounts available for borrowing under the loan agreement are subject to a borrowing base equal to the sum of 85% of net appraised liquidation value of eligible inventory, 85% of eligible receivables and 60% of the fair market value of certain real estate assets. Borrowings accrue interest at prime minus 0.5% or LIBOR plus 1.75% (at the discretion of the Company). Borrowings are guaranteed by the Company and are presently secured by all of the Company’s inventory, receivables, certain real estate assets and the capital stock of the Company’s subsidiaries. The loan agreement does not contain any financial covenants. The loan agreement requires the maintenance of excess borrowing availability of 10% of the borrowing base, contains covenants limiting indebtedness, liens, mergers and permitted acquisitions, asset divestitures, dividends, loans, investments and transactions with affiliates, and contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. The Company was in compliance with all covenants as of January 31, 2008.

To pay a dividend, the Company must notify the Agent Bank and the Agent Bank must have determined that, at the time of making the dividend payment and after giving effect thereto, Excess Availability on the line of credit for the 12 months preceding the payment and on a projected pro-forma basis for the 12 months following the payment is greater than $25,000,000. At January 31, 2008, the Company estimates that the maximum dividend it could pay without violating the restriction in the revolving loan agreement is $8.4 million plus available cash.

There were no borrowings outstanding on the line of credit at January 31, 2008 or January 31, 2007. A total of approximately $33.8 million was available at January 31, 2008, net of one letter of credit outstanding of $0.4 million.

Borrowing levels may vary during the course of a year based upon seasonal working capital needs. The maximum direct borrowings outstanding during fiscal year 2007 were approximately $0.5 million. The weighted average interest rate was 6.9% (537.6% including commitment fees) for fiscal year 2007.

11.	LONG-TERM DEBT AND INTEREST RATE SWAPS

Long-term debt consists of notes payable secured by certain land, buildings and leasehold improvements. Interest rates ranged from 3.7% to 8.7% in fiscal years 2007 and 2006. Principal and interest are payable monthly over terms that generally range from 5 to 10 years. The following provides information on rates segregated as fixed or variable and by term for fiscal years 2007 and 2006:

Fiscal Year 2007

Interest Rates	Maturity	Balance (in thousands)

	Variable
5.68% - 8.69%	Within five years	$27,540

	Fixed
6.75% - 7.21%	Within five years	$2,836
3.70% - 8.40%	Five to ten years	8,949

	Total fixed	$11,785

Fiscal Year 2006

Interest Rates	Maturity	Balance (in thousands)

	Variable
7.07% - 8.00%	Within five years	$3,642

	Fixed
6.75% - 8.50%	Within five years	$5,790
3.70% - 8.40%	Five to ten years	22,264
7.75% - 7.95%	Ten to fifteen years	2,218

	Total fixed	$30,272

Maturities of long-term debt are as follows (amounts in thousands):

Years Ending January 31,

2009	$4,101
2010	4,169
2011	5,197
2012	4,036
2013	4,094
Thereafter	17,728

$39,325

In fiscal year 2007, the Company paid off approximately $22.5 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost and prepayment penalties of approximately $0.6 million as loss on early termination of debt.

In fiscal year 2005, the Company paid off approximately $6.9 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost of approximately $22,000 as loss on early termination of debt.

The fair value of the Company’s long-term debt at January 31, 2008 and 2007 was approximately $39.7 million and $34.1 million, respectively.

On September 27, 2006, Levelland Hockley entered into a construction and term loan agreement with Merrill Lynch Capital (“MLC”) for a principal sum up to $43.7 million (including accrued interest). Advances are available monthly at a minimum of $2 million each, with usage restrictions limited to actual costs incurred for items agreed upon. The construction and term loan bears interest at a floating rate of 400 basis points above LIBOR, adjusted monthly through the maturity date. The construction loan will be converted into a term loan on May 31, 2008, or earlier if certain terms of the construction and term loan agreement are fulfilled.

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

Borrowings are secured by all of the property of Levelland Hockley. As of January 31, 2008, approximately $23.9 million had been drawn on the construction loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. Levelland Hockley was in compliance with all covenants at January 31, 2008. Levelland Hockley paid approximately $3.5 million for various fees associated with the construction and term loan agreement. These fees are recorded as prepaid loan fees and will be amortized ratably over the loan term. At January 31, 2008, the Company’s proportionate share of restricted assets related to Levelland Hockley was approximately $14.1 million. Such assets are restricted per the terms of the loan agreement with Merrill Lynch Capital.

Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million with MLC during fiscal year 2007. The swap fixed the variable interest rate of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commence as of April 30, 2008 and terminate on April 30, 2010. At January 31, 2008, the Company recorded a liability of $879,000 related to the fair value of the swap. The change in fair value was recorded in the consolidated statements of income.

In September 2007, One Earth Energy entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). During the construction period, One Earth will be required to make interest payments quarterly on the outstanding principal amount at a variable interest rate equal to LIBOR plus 310 basis points. The construction loan will be converted into a term loan upon plant construction being completed. The term loan will bear interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points and is payable over five years. Upon One Earth borrowing money under this loan agreement, the Company’s proportionate share of One Earth’s net assets will be restricted pursuant to the terms of the loan agreement.

Borrowings are secured by all of the property of One Earth Energy. As of January 31, 2008, no amounts were drawn on the construction and term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at January 31, 2008. One Earth has paid approximately $1,174,000 in financing costs. These costs are recorded as prepaid loan fees and will be amortized ratably over the loan term.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the Bank (as required under the loan agreement) during fiscal year 2007. The swap settlements commence as of July 31, 2009 and terminate on July 8, 2014. The swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9%. At January 31, 2008, the Company recorded a liability of $1,722,000 related to the fair value of the swap. The change in fair value was recorded in the consolidated statements of income.

12.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the Omnibus Plans). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2008, 108,011 and 2,092,432 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

On October 14, 1998, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $4.42, which represented the market price on the date of grant. These options became fully vested as of December 31, 2003. On January 31, 2008, 169,921 of these options remained outstanding.

On April 17, 2001, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These became fully vested as of December 31, 2005. All of these options remained outstanding at January 31, 2008.

On May 26, 2005, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company’s common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by non director executive officers, became immediately exercisable. As a result of the acceleration, stock option expense was reduced by approximately $181,000, ($118,000, net of tax) during fiscal year 2007 and $723,000, ($470,000, net of tax) during fiscal year 2006.

The following summarizes stock option activity for fiscal years 2007, 2006 and 2005 (amounts in thousands, except per-share amounts):

	2007		2006		2005

	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding—Beginning of year	4,337	$8.18	4,674	$8.15	5,751	$7.70
Granted	—	—	—	—	—	—
Exercised	(1,266)	5.64	(323)	7.69	(1,016)	5.29
Canceled or expired	(55)	12.67	(14)	12.65	(61)	12.75

Outstanding—End of year	3,016	$9.16	4,337	$8.18	4,674	$8.15

Exercisable—End of year	2,854	$8.96	4,007	$7.81	4,082	$7.62

Price ranges and other information for stock options outstanding as of January 31, 2008 were as follows (amounts in thousands, except per share amounts):

	Outstanding			Exercisable

Range of Exercise Prices	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares (000’s)	Weighted Average Exercise Price

$4.42 to $6.63	308	$4.78	0.79	308	$4.78
$8.01 to $12.02	1,964	8.26	3.09	1,964	8.26
$12.04 to $16.04	744	13.34	5.44	582	13.55

	3,016	$9.16	3.44	2,854	$8.96

Profit Sharing Plan – The Company has a qualified, noncontributory profit sharing plan (the “Plan”) covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $18,000, $26,000 and $27,000 for fiscal years 2007, 2006 and 2005, respectively, under the Plan.

13.	COMMITMENTS

In June 2006, Levelland Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $58 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $49 million has been spent through January 31, 2008.

In July 2002, Levelland Hockley entered into an agreement with RIO Technical Services, Inc. (“RIO”) regarding the planning, financing, design, construction, and operation of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland Hockley. The Company estimates that fees for these services will be approximately $3.0 million, of which approximately $2.1 million has been spent through January 31, 2008. In addition, Levelland Hockley paid RIO approximately $3.6 million as compensation for RIO’s evaluation and assistance for Levelland Hockley to obtain financing. These costs are recorded as either prepaid loan fees or equity issuance costs.

Levelland Hockley has forward purchase contracts for 760,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum by April 2008. The unrealized gain or loss of such contracts is immaterial at January 31, 2008.

Levelland Hockley has sales commitments for 1.0 million gallons of ethanol and 500 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distiller grains by April 2008. The unrealized gain or loss of such contracts is immaterial at January 31, 2008.

In August 2007, the Company entered into a conditional agreement to fund up to an additional $2.1 million in Levelland Hockley in the form of either subordinated debt or equity.

In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $30 million has been spent through January 31, 2008. One Earth has also entered other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of January 31, 2008. The total of other incomplete construction and facility related contracts is approximately $4 million, of which approximately $1 million has been spent through January 31, 2008.

14.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations for fiscal years 2007, 2006 and

2005 consists of the following (amounts in thousands):

	2007	2006	2005

Federal:
Current	$11,528	$940	$6,794
Deferred	2,685	4,109	(1,520)

	14,213	5,049	5,274

State and Local:
Current	253	57	317
Deferred	224	(154)	1,035

	477	(97)	1,352

	$14,690	$4,952	$6,626

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2008 and 2007 (amounts in thousands):

	2008	2007

Assets:
Deferral of service contract income	$8,023	$8,938
Accrued liabilities	1,851	1,808
Inventory accounting	1,949	2,693
Income from synthetic fuel investments	1,333	1,297
Installment sales of limited partnerships	1,297	(2,614)
Sale and leaseback accounting	2,283	—
Derivative accounting	678	—
Stock based compensation	1,153	601
Depreciation	1,255	968
AMT credit carryforward	12,595	22,322
Valuation allowance	(809)	(959)
Other items	920	383

Total deferred taxes	$32,528	$35,437

The Company has approximately $12,595,000 and $22,322,000 of alternative minimum tax (“AMT”) credit carryforwards as of January 31, 2008 and 2007, respectively. The AMT credit carryforwards can be used to offset future regular income tax liabilities subject to certain limitations. The AMT credit carryforwards have no expiration date. The Company must generate approximately $84 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

The Company has state net operating loss carryforwards of approximately $7.0 million, which will begin to expire in fiscal year 2008.

The Company has a valuation allowance of approximately $809,000 at January 31, 2008. The Company reduced the valuation allowance by $150,000 and $62,000 in fiscal years 2007 and 2006, respectively. The Company established an additional valuation allowance of $669,000 in fiscal year 2005. These adjustments to the valuation allowance in fiscal years 2007, 2006 and 2005 are a result of estimates of realizing certain future state tax benefits.

The Company has been allocated, from two synthetic fuel partnerships, approximately $25 million in Section 29/45K credits in years that the partnerships have not been audited by the IRS (see Notes 4 and 16).

The Company paid income taxes of $13,429,000, $1,210,000 and $7,041,000 in fiscal years 2007, 2006 and 2005, respectively.

The effective income tax rate on consolidated pre-tax income differs from the federal income tax statutory rate for fiscal years 2007, 2006 and 2005 as follows:

	2007	2006	2005

Federal income tax at statutory rate	35.0%	34.0%	35.0%
Tax credits from investment in limited partnership	—	(1.5)	(18.8)
State and local taxes, net of federal tax benefit	2.2	(0.4)	2.1
Net provision (reduction) in valuation allowance	(0.4)	0.3	2.0
Uncertain tax positions	(0.8)	—	—
Minority interest	0.8	—	—
Other	0.1	0.6	(0.7)

Total	36.9%	33.0%	19.6%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2004 and prior.

The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of January 31, 2008, total unrecognized tax benefits were $1,171,000, and accrued penalties and interest were $223,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $417,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. The Company prevailed on an unrecognized tax benefit of $279,000 that was recorded during fiscal year 2007. Accordingly, the liability for the unrecognized tax benefit of $279,000 and related penalties and interest of $42,000 were reduced during fiscal year 2007.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (dollars in thousands):

Unrecognized tax benefits, February 1, 2007	$940
Changes for tax positions for prior years	(321)
Changes for current year tax positions	775

Unrecognized tax benefits, January 31, 2008	$1,394

15.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

All amounts reported as discontinued operations and assets held for sale relate to the Company’s retail segment. During fiscal years 2007 and 2006, the Company closed 67 and 14 stores, respectively, in vacated markets. Accordingly, those stores were classified as discontinued operations for all periods presented. Subsequent to January 31, 2008, the Company closed four stores which were classified as discontinued operations.

Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for fiscal years 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005

Net sales and revenue	$47,082	$128,251	$159,235

Cost of merchandise sold	$37,535	$96,371	$119,243

(Loss) income before benefit/provision for income taxes	($3,513)	($156)	$1,216
Benefit (provision) for income taxes	1,241	53	(414)

(Loss) income from discontinued operations, net of tax	($2,272)	($103)	$802

Gain on disposal before provision for income taxes	$15,797	$2,139	$317
Provision for income taxes	(5,582)	(728)	(108)

Gain on disposal of discontinued operations, net of tax	$10,215	$1,411	$209

16.	CONTINGENCIES

The Company owned a minority interest in two entities (Somerset and Colona) that provided Section 29/45K credits to the Company in prior years. The production and sale of the synthetic fuel from these facilities qualify for tax credits under Code Section 29/45K if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. The amount of Section 29/45K credits that the Company was allowed to claim in any year was limited by the amount of the Company’s regular income tax liability. Excess credits could not be carried back or carried forward to offset the Company’s regular tax liability in any other tax year. In addition, synthetic fuel tax credits were not allowed to offset the Company’s alternative minimum tax liability. Consequently, the Company paid significant alterative minimum tax when utilizing synthetic fuel tax credits. To the extent the Company paid alternative minimum tax, the Company generated alternative minimum tax credits which are carried forward indefinitely. The Company has been allocated approximately $25 million in Section 29/45K credits in years that the partnerships have not been audited by the IRS. Should the tax credits be denied on any future audit and the Company fails to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant impact on earnings and cash flows. In the Company’s opinion, the Somerset and Colona partnerships are complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the partnerships will prevail if challenged by the IRS on any credits taken.

The Company sold its entire interest, through a series of transactions, in three partnerships (Colona, Gillette and Somerset) that owned synthetic fuel facilities. As such, the Company was no longer allocated Section 29/45K tax credits after fiscal year 2005. In connection with the Colona and Somerset sales, the Company received contingent payments based upon percentages of qualified Section 29/45K credits generated. In connection with the sale of the Gillette partnership, the Company was eligible to receive contingent payments based upon the amount of “qualified production.” The Company has recognized $97.6 million of income from these sales from years the partnerships have not been audited by the IRS. In the event that the synthetic fuel tax credits are reduced as a result of IRS audits, the amount of proceeds realized from the sales could be significantly impacted.

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

	Years Ended January 31,

	2008	2007	2006

Net sales and revenues:
Retail	$223,975	$235,701	$244,831
Alternative energy	—	—	—

Total net sales and revenues	$223,975	$235,701	$244,831

Segment profit:
Retail segment profit	$9,795	$5,801	$8,562
Alternative energy segment profit	22,404	168	—
Corporate expenses	(2,077)	(2,138)	(3,896)
Interest expense	(869)	(1,121)	(1,605)
Interest income	3,575	1,521	308
Income from synthetic fuel investments	6,945	10,764	30,515

Income from continuing operations before income taxes and minority interest	$39,773	$14,995	$33,884

	Years Ended January 31,

	2008	2007	2006

Sales of products retail segment:
Televisions	56%	55%	56%
Appliances	28%	26%	22%
Audio	4%	7%	9%
Video	3%	4%	6%
Other	3%	3%	2%

Total	94%	95%	95%

Sales of services retail segment:
Extended service contracts	6%	5%	5%

Interest income:
Retail	$—	$—	$—
Alternative energy	2,142	853	—
Unallocated	3,572	1,521	308

Total interest income	$5,714	$2,374	$308

Depreciation and amortization expense:
Retail	$1,831	$2,358	$2,568
Alternative energy	—	—	—

Total depreciation and amortization expense	$1,831	$2,358	$2,568

Equity in unconsolidated affiliates:
Retail	$—	$—	$—
Alternative energy	1,601	499	—

Total equity in unconsolidated affiliates:	$1,601	$499	$—

	Years Ended January 31,

	2008	2007	2006

Additions to property and equipment:
Retail	$199	$848	$2,171
Alternative energy	68,555	820	—

Total additions to property and equipment	$68,754	$1,668	$2,171

Assets:
Retail	$120,711	$233,666	$263,353
Alternative energy	167,070	67,653	—
Corporate	121,197	44,123	41,182

Total assets	$408,978	$345,442	$304,535

Additions to other long lived assets:
Retail	$—	$—	$—
Alternative energy	1,103	42,021	—

Total additions to other long lived assets	$1,103	$42,021	$—

Additions to other long lived assets represent primarily equity method investments, goodwill and prepaid loan fees.

Certain corporate costs and expenses, including information technology, employee benefits, and other shared services, are allocated to the business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash, synthetic fuel accounts receivable and deferred income tax benefits.

Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $30.3 million held by One Earth will be used primarily to fund the construction of a 100 million gallon ethanol plant and to provide working capital until the plant commences operations.

18.	SUBSEQUENT EVENTS

Subsequent to January 31, 2008, the Company closed four of its retail stores. All of these properties were leased. The results of operations from these four stores have been classified as discontinued operations.

On February 20, 2008, the Company purchased a $5.0 million secured promissory note from Levelland Hockley. The note provides the Company rights to convert the note into an equity ownership position. With the purchase of this note, the Company has no further commitments to provide additional debt or equity financing for Levelland Hockley.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX Stores Corporation

          We have audited the accompanying consolidated balance sheets of REX Stores Corporation and subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, effective February 1, 2007, and Statement of Financial Accounting Standards No. 123(R) (Revised 2004), Shared Based Payments, effective February 1, 2006.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Cincinnati, Ohio

April 14, 2008

REX STORES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006 (Amounts in thousands)

		Additions	Deductions

	Balance Beginning of Year	Charged to Cost and Expenses	Charges for Which Reserves Were Created	Balance End of Year

2008:
Allowance for doubtful accounts	$116	$169	$201	$84

2007:
Allowance for doubtful accounts	$159	$296	$339	$116

2006:
Allowance for doubtful accounts	$157	$428	$426	$159

2008:
Inventory reserve	$5,107	$571	$1,578	$4,100

2007:
Inventory reserve	$5,211	$2,130	$2,234	$5,107

2006:
Inventory reserve	$5,476	$1,750	$2,015	$5,211

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2008 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2008 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STUART A. ROSE	Chairman of the Board and Chief Executive
Stuart A. Rose	Officer (principal executive officer)	April 14, 2008

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
	(principal financial and accounting officer)	April 14, 2008

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX Stores Corporation

          We have audited the internal control over financial reporting of REX Stores Corporation and subsidiaries (the “Company”) as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 31, 2008 of the Company and our report dated April 14, 2008 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, in 2007, and Statement of Financial Accounting Standards No. 123 (R) (Revised 2004), Shared Based Payments, in 2006.

Deloitte & Touche LLP

Cincinnati, Ohio

April 14, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2008, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2008 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX Stores Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2008 and 2007

Consolidated Statements of Income for the years ended January 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended January 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2008, 2007 and 2006

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

(a)(3) Exhibits

See Exhibit Index at page 95 of this report.

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

Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE	Chairman of the Board
Stuart A. Rose	and Chief Executive Officer
	(principal executive officer)	April 14, 2008

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
	(principal financial and accounting	April 14, 2008
officer)

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	April 14, 2008

EDWARD M. KRESS
Edward M. Kress	Director	April 14, 2008

ROBERT DAVIDOFF
Robert Davidoff	Director	April 14, 2008

CHARLES A. ELCAN
Charles A. Elcan	Director	April 14, 2008

DAVID S. HARRIS
David S. Harris	Director	April 14, 2008

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 14, 2008

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for fiscal year ended January 31, 1994, File No. 0-13283)

	3(b)(1)	By-Laws, as amended (incorporated by reference to Registration Statement No. 2-95738, Exhibit 3(b), filed February 8, 1985)

	3(b)(2)	Amendment to By-Laws adopted June 29, 1987 (incorporated by reference to Exhibit 4.5 to Form 10-Q for quarter ended July 31, 1987, File No. 0-13283)

(4)	Instruments defining the rights of security holders, including indentures:

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

Fifth Amendment to Amended and Restated Loan Agreement dated as of April 24, 2007 among the Borrowers, REX Stores Corporation, the Lenders named therein, Bank of America, N.A. (f/k/a Fleet Retail Group, Inc.) as agent for the Lenders and KeyBank National Association as syndication agent (incorporated by reference to Exhibit 4(a) to Form 8-K filed July 18, 2007, File No. 001-09097)

4(g)

Notice of Reduction of Commitments dated July 17, 2007 from Rex Radio and Television, Inc. as Lead Borrower, to Bank of America, N.A. as agent for the Lenders (incorporated by reference to Exhibit 4(b) to Form 8-K filed July 18, 2007, File No. 001-09097)

4(h)

Construction and Term Loan Agreement dated as of September 27, 2006 among Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, the Lenders party thereto and Levelland Hockley County Ethanol, LLC (incorporated by reference to Exhibit 4(f) to Form 10-K for fiscal year ended January 31, 2007, File No. 001-09097)

(4i)

First Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of August 10, 2007 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent

4(j)

Second Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of February 15, 2008 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent

4(k)

Third Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of February 19, 2008 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent

4(l)

Construction Loan Agreement dated as of September 20, 2007 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of such instruments to the Commission upon request.

(10)	Material contracts:

10(a)*	Employment Agreement dated November 29, 2005 between Rex Radio and Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 30, 2005, File No. 001-09097)

10(b)*	Amended and Restated Amendment No. 1 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose

10(c)*	Amendment No. 2 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose

10(d)*

Employment Agreement dated October 11, 2005 between Rex Radio and Television, Inc. and David L. Bearden (incorporated by reference to Exhibit 10(a) to Form 8-K filed October 12, 2005, File No. 001-09097)

10(e)*	Amendment No. 1 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and David L. Bearden

10(f)*	Amendment No. 2 to Employment Agreement dated March 6, 2008 between Rex Radio and Television, Inc. and David L. Bearden

10(g)*

Executive Stock Option dated October 14, 1998 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 10.4 to Form 10-Q for quarter ended October 31, 1998, File No. 001-09097)

10(h)*

Executive Stock Option dated April 17, 2001 granting Stuart Rose an option to purchase 500,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 10(g) to Form 10-K for fiscal year ended January 31, 2002, File No. 001-09097)

10(i)*

Executive Stock Option dated April 17, 2001 granting Lawrence Tomchin an option to purchase 150,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended January 31, 2002, File No. 001-09097)

10(j)*

Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(k)*

Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(l)*

1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4© to Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-81706)

10(m)*	1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended April 30, 2000, File No. 001-09097)

10(n)*

Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonqualified Stock Option) (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

10(o)*

Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonemployee Director Stock Option) (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

10(p)

Lease dated December 12, 1994 between Stuart Rose/Beavercreek, Inc. and Rex Radio and Television, Inc. (incorporated by reference to Exhibit 10(q) to Form 10-K for fiscal year ended January 31, 1995, File No. 0-13283)

10(q)

Purchase and Sale Agreement dated February 8, 2007 among Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc., REX Stores Corporation and Coventry Real Estate Investments, LLC (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended January 31, 2007, File No. 001-09097)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14(a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant

(23)	Consents of experts and counsel:

23

Consent of Deloitte & Touche LLP to use its report dated April 14, 2008 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-3836, 33-81706, 33-62645, 333-69081, 333-69089, 333-35118 and 333-69690)

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