Form 10-Q
period 2008-04-30
REX STORES CORP
filed 2008-06-09
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ______________________________________

Commission File Number 001-09097
___________________________

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)
___________________________

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

(937) 276-3931
(Registrant's telephone number, including area code)
___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X)
At the close of business on June 6, 2008 the registrant had 10,699,451 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets	3
	Consolidated Condensed Statements of Income	4
	Consolidated Condensed Statements of Shareholders' Equity	5
	Consolidated Condensed Statements of Cash Flows	6
	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits	39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	April 30,	January 31,	April 30,
	2008	2008	2007
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$106,301	$127,716	$105,355
Accounts receivable, net	3,025	1,877	3,439
Synthetic fuel receivable	-	573	5,485
Inventory, net	56,800	49,933	90,427
Prepaid expenses and other	2,204	2,492	1,428
Deferred taxes	10,399	10,599	7,288
Total current assets	178,729	193,190	213,422
Property and equipment, net	168,359	136,505	74,426
Assets held for sale, net	-	-	1,676
Other assets	14,098	14,803	13,590
Goodwill	1,322	1,322	1,322
Deferred taxes	21,929	21,929	26,290
Equity method investments	39,509	38,748	27,936
Investments in debt instruments	-	-	14,000
Restricted investments	2,491	2,481	2,425
Total assets	$426,437	$408,978	$375,087
Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,352	$4,101	$2,013
Accounts payable, trade	39,409	27,253	45,461
Deferred income	13,708	14,448	15,322
Deferred gain on sale and leaseback	1,436	1,436	5,420
Other current liabilities	5,928	13,617	8,606
Total current liabilities	65,833	60,855	76,822
Long-term liabilities:
Long-term debt and capital lease obligations	45,276	35,224	20,627
Deferred income	16,282	17,172	18,677
Deferred gain on sale and leaseback	4,132	4,493	6,748
Derivative financial instruments	2,129	2,601	-
Other	6,485	4,313	940
Total long-term liabilities	74,304	63,803	46,992
Minority interest in consolidated subsidiaries	27,512	27,729	11,618
Shareholders’ equity:
Common stock	298	298	295
Paid-in capital	141,867	141,357	140,264
Retained earnings	287,155	285,629	259,496
Treasury stock	(170,532)	(170,693)	(160,400)
Total shareholders' equity	258,788	256,591	239,655
Total liabilities and shareholders’ equity	$426,437	$408,978	$375,087

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

	Three Months Ended
	April 30,
	2008	2007
	(In Thousands, Except Per
	Share Amounts)

Net sales and revenue	$47,101	$48,888
Cost of sales (excluding retail segment depreciation)	33,653	33,410
Gross profit	13,448	15,478
Selling, general and administrative expenses	(14,405)	(14,629)
Interest income	857	1,293
Interest expense	(121)	(74)
Loss on early termination of debt	-	(598)
Losses on sale of real estate, net	-	(10)
Equity in income of unconsolidated ethanol affiliates	1,048	1,110
Income from synthetic fuel investments	670	6,733
Unrealized gain on derivative financial instruments	472	-
Income from continuing operations before provision for
income taxes, minority interest and discontinued operations	1,969	9,303
Provision for income taxes	(522)	(3,589)
Minority interest	217	(95)
Income from continuing operations	1,664	5,619
Loss from discontinued operations, net of tax	(138)	(961)
Gains on disposal of discontinued operations, net of tax	-	2,876
Net income	$1,526	$7,534

Weighted average shares outstanding - basic	10,729	10,468

Basic income per share from continuing operations	$0.15	$0.54
Basic loss per share from discontinued operations	(0.01)	(0.09)
Basic income per share on disposal of discontinued operations	-	0.27
Basic net income per share	$0.14	$0.72

Weighted average shares outstanding – diluted	11,620	11,799

Diluted income per share from continuing operations	$0.14	$0.48
Diluted loss per share from discontinued operations	(0.01)	(0.08)
Diluted income per share on disposal of discontinued operations	-	0.24
Diluted net income per share	$0.13	$0.64

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares						Total
	Issued		Treasury		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)
Balance at January 31, 2008	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$256,591
Net income						1,526	1,526
Stock based compensation					348		348
Stock options exercised
and related tax effects	-	-	(18)	161	162	-	323
Balance at April 30, 2008	29,813	$298	19,076	$(170,532)	$141,867	$287,155	$258,788

	Common Shares						Total
	Issued		Treasury		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(In Thousands)
Balance at January 31, 2007	29,513	$295	19,089	$(161,092)	$139,337	$252,249	$230,789
Net income						7,534	7,534
Cumulative effect of
adopting FIN 48						(287)	(287)
Stock based compensation					364		364
Stock options exercised
and related tax effects	4	-	(80)	692	563	-	1,255
Balance at April 30, 2007	29,517	$295	19,009	$(160,400)	$140,264	$259,496	$239,655

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Three Months Ended
	April 30,
	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income	$1,526	$7,534
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	623	721
Stock based compensation expense	348	364
Impairment charges	-	65
Capitalized interest	-	(499)
Income from equity method investments	(1,048)	(1,110)
Minority interest	(217)	175
Income from synthetic fuel investments	(670)	(6,733)
Gain on disposal of real estate and property and equipment	(2)	(4,536)
Dividends received from equity method investees	400	175
Deferred income	(1,991)	(955)
Unrealized gain on derivative financial instruments	(472)	-
Loss on early termination of debt	-	620
Excess tax benefits from stock option exercises	(2)	(19)
Deferred income tax	200	1,859
Changes in assets and liabilities:
Accounts receivable	(1,148)	(1,464)
Merchandise inventory	(6,867)	(20,349)
Prepaid expenses and other	288	867
Other long term assets	705	396
Accounts payable, trade	11,567	18,207
Other liabilities	(8,455)	(1,251)
Net cash used in operating activities	(5,215)	(5,933)
Cash flows from investing activities:
Capital expenditures	(28,666)	(9,063)
Proceeds from sale of synthetic fuel investments	1,243	10,086
Proceeds from sale of real estate and property and equipment	10	77,276
Restricted investments	(10)	(19)
Net cash (used in) provided by investing activities	(27,423)	78,280
Cash flows from financing activities:
Payments of long-term debt	(1,038)	(16,258)
Proceeds from long-term debt	11,936	4,984
Stock options exercised	323	1,255
Excess tax benefits from stock option exercises	2	19
Net cash provided by (used in) financing activities	11,223	(10,000)
Net (decrease) increase in cash and cash equivalents	(21,415)	62,347
Cash and cash equivalents, beginning of period	127,716	43,008
Cash and cash equivalents, end of period	$106,301	$105,355

Non cash investing activities – Accrued capital expenditures	$3,508	$-
Non cash investing activities – Assets acquired by capital leases	$405	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
April 30, 2008

Note 1. Consolidated Condensed Financial Statements

          The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2008 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008 (fiscal year 2007). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

          Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX Stores Corporation and its wholly and majority owned subsidiaries and all variable interest entities where the Company has been determined to be the primary beneficiary. During the second quarter of fiscal year 2007, the Company acquired additional membership units giving it a majority ownership interest in Levelland Hockley County Ethanol, LLC (“Levelland Hockley”). Levelland Hockley qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary of Levelland Hockley, and in accordance with FIN 46R, the Company consolidated Levelland Hockley effective with the third quarter of fiscal year 2006. The Company includes the results of operations of Levelland Hockley in its Consolidated Condensed Statement of Income on a delayed basis of one month. Levelland Hockley commenced operations during the first quarter of fiscal year 2008 and, therefore, is no longer a development stage enterprise.

          During the third quarter of fiscal year 2007, the Company acquired a majority ownership interest in One Earth Energy, LLC (“One Earth”). The Company includes the results of operations of One Earth in its Consolidated Condensed Statement of Income on a delayed basis of one month.

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2007 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, reserves for inventory obsolescence and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended
	April 30,
Product Category	2008	2007
Televisions	51.4%	50.4%
Appliances	28.1	28.7
Audio	4.1	5.3
Video	1.8	2.6
Extended warranties	7.1	7.0
Ethanol and related by products	2.5	-
Other	5.0	6.0
	100.0%	100.0%

Revenue Recognition

           The Company recognizes sales of retail products upon receipt by the customer. The Company will honor returns from retail customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale. Such liabilities are immaterial for all periods presented. The Company sells retail product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Amortization of deferred contract revenues is included in net sales and revenue while amortization of deferred sales commissions is included in selling, general and administrative expenses. The Company retains the obligation to perform warranty service and such costs are charged to operations as incurred.

          The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, generally upon shipment from our plant. Shipping and handling charges to ethanol customers are included in net sales and revenue.

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

Cost of Sales

          Retail cost of sales includes the cost of merchandise (net of vendor allowances), markdowns and inventory shrink, receiving, warehousing and freight charges to deliver merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling, general and administrative expenses. As a result of this classification, the Company’s retail gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling, general and administrative expense.

           Ethanol cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

Vendor Allowances and Advertising Costs

          Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold or expense incurred. Advertising costs are expensed as incurred.

Selling, General and Administrative Expenses

          The Company includes stores expenses from its retail segment (such as payroll and occupancy costs), advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

          The Company includes non-production related costs from its alternative energy segment such as utilities, property taxes and certain payroll in selling, general and administrative expenses.

Interest Cost

          Interest expense of $121,000 for the quarter ended April 30, 2008 is net of approximately $875,000 of interest capitalized. Interest expense of $74,000 for the quarter ended April 30, 2007 is net of approximately $499,000 of interest capitalized. Cash paid for interest for the quarter ended April 30, 2008 and 2007 was approximately $301,000 and $734,000, respectively.

Financial Instruments

          Forward grain purchase and ethanol and distiller grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to SFAS 133. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Income.

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $634,000 and $107,000 for the quarter ended April 30, 2008 and 2007, respectively. See Note 12 for a discussion of the adoption of FIN 48.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Retail segment inventory includes certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. The components of inventory at April 30,

2008, January 31, 2008 and April 30, 2007 are as follows (amounts in thousands):

	April 30,	January 31,	April 30,
	2008	2008	2007

Retail merchandise	$51,541	$49,933	$90,427
Ethanol	2,286	-	-
Corn and other raw materials	2,181	-	-
Distiller grains and other finished goods	792	-	-
Total	$56,800	$49,933	$90,427

Investments

          The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying Consolidated Condensed Statements of Income for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Recently Issued Accounting Standards

          During the three months ended April 30, 2008, the Company did not change any of its existing accounting policies with the exception of adopting SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on February 1, 2008.

          SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement initially applies, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected to defer application of SFAS 157 for non-recurring fair value measurements of non financial assets and liabilities, consistent with FSP FAS 157-2.

          SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. There was no impact on the Company’s financial statement as a result of adopting SFAS 159 because the Company did not elect to apply the fair value option to any eligible financial assets or financial liabilities at that time.

          Effective February 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents and derivative assets and liabilities at fair value.

          Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

          Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally or corroborated by observable market data.

          Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methods, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Unobservable inputs shall be developed based on the best information available, which may include the Company’s own data.

          The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. For more information on the fair value of the Company’s financial instruments see Note 4.

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial condition or results of operations.

Note 3. Sale and Leaseback Transaction and Other Leases

          On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”), formerly referred to as Coventry Real Estate Investments, LLC (“Coventry”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either the Company or Klac may terminate a lease after the initial six months of the initial lease term on 28 of the leases, 14 of which were terminated in fiscal year 2007. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the properties.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $0.3 million and $3.2 million was recognized in the first quarter of fiscal years 2008 and 2007, respectively. The Company had a deferred gain of $5.1 million and $11.6 million at April 30, 2008 and 2007, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains and losses recognized during the first quarters of fiscal years 2008 and 2007 (amounts in thousands):

	Three Months Ended	Three Months Ended
Classification of Gain (Loss)	April 30, 2008	April 30, 2007

Continuing Operations	$336	$(10)
Discontinued Operations	-	3,225

Total Pre-Tax Gain	$336	$3,215

The following table summarizes the components of the sale and leaseback transaction (dollar amounts in thousands):

	Number of
Property Category	Properties	Deferred Gain	Recognized Gain

Vacated	60	$-	$7,548
Leased until January 31, 2010	12	3,683	336
Leased until January 31, 2010
(6 month kickout clause)	14	1,407	1,831

Total	86	$5,090	$9,715

          Future amortization of the deferred gain is as follows (amounts in thousands):

Year Ended
January 31,	Amortization

Remainder of 2009	$1,007
2010	1,343
2011	539
2012	539
2013	539
Thereafter	1,123
Total	$5,090

          On July 28, 2006, the Company completed a transaction for the sale and leaseback of one store under an initial three-year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.7 million (net of expenses) resulted from this sale. The Company has also deferred approximately $0.5 million of the gain at April 30, 2008, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

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

          The following table is a summary of rental activity under operating leases (amounts in thousands):

Years Ended	Minimum	Gain	Sublease
January 31	Rentals	Amortization	Income	Total

Remainder of
January 31, 2009	$4,555	$(1,082)	$(162)	$3,311
2010 (a)	4,541	(1,443)	(134)	2,964
2011 (a)	2,700	(640)	(70)	1,990
2012 (a)	2,267	(640)	(5)	1,622
2013 (a)	2,061	(640)	-	1,421
Thereafter (a)	3,858	(1,123)	-	2,735
Total	$19,982	$(5,568)	$(371)	$14,043

(a)	Amounts include minimum rentals related to lease renewal options assumed to be exercised in the amounts of $2,061,000 for the fiscal years ended January 31, 2011, 2012 and 2013 and $3,858,000 for the thereafter category.

Note 4. Fair Value

          Effective January 1, 2008, the Company adopted SFAS 157, which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting SFAS 157 because the Company held no financial instruments in which a gain or loss at inception was deferred. For additional information on how the Company measures fair value, see Note 2. Financial assets and liabilities measured at fair value on a recurring basis are summarized below

(amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash Equivalents	$99,293	$-	$-	$99,293
Total Assets	$99,293	$-	$-	$99,293
Derivative Liabilities	$-	$2,129	$-	$2,129
Total Liabilities	$-	$2,129	$-	$2,129

Note 5. Business Combination

          On October 30 2007, the Company acquired 74% of the outstanding membership units of One Earth Energy, LLC (“One Earth”). The results of One Earth’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. The aggregate purchase price was $50.8 million, all of which was cash. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

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

          The unaudited financial information in the table below summarizes the combined results of operations of the Company and One Earth, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented (in thousands, except per share amounts):

Three Months Ended
April 30, 2007

Net sales and revenue	$48,888
Net income	$7,480
Basic net income per share	$0.71
Diluted net income per share	$0.63

Note 6. Other Assets

          The components of other assets at April 30, 2008, January 31, 2008 and April 30, 2007 are as follows (amounts in thousands):

	April 30,	January 31,	April 30,
	2008	2008	2007

Prepaid loan fees	$5,088	$5,187	$4,074
Prepaid commissions	8,813	9,208	9,959
Equipment deposit	-	293	-
Other	197	115	131
Total	14,098	14,803	14,164
Less current portion	-	-	574
Long term	$14,098	$14,803	$13,590

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

Note 7. Long Term Debt and Interest Rate Swaps

          During the first quarter of fiscal year 2008, Levelland Hockley borrowed $11.9 million under its construction loan agreement to fund construction of its ethanol plant. See note 16 for a discussion of a subsequent event affecting the Levelland Hockley construction loan.

          Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap effectively fixed the variable interest rate of the term loan subsequent to the plant completion date at 7.89% . The swap settlements commence as of May 31, 2008 and terminate on May 31, 2010. At April 30, 2008, the Company has recorded a liability of $718,000 related to the fair value of the swap. The change in fair value was recorded in the Consolidated Condensed Statements of Income.

          One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with First National Bank of Omaha during fiscal year 2007. The swap effectively fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% . The swap settlements commence as of July 31, 2009 and terminate on July 8, 2014. At April 30, 2008, the Company has recorded a liability of $1,411,000 related to the fair value of the swap. The change in fair value was recorded in the Consolidated Condensed Statements of Income.

Note 8. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

          No options have been granted since fiscal 2004. The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year ended January 31, 2005: risk-free interest rate of 4.7%, expected volatility of 65.4% and a weighted average stock option life of nine years for all option grants.

          The total intrinsic value of options exercised during the quarters ended April 30, 2008 and 2007 was approximately $0.2 million and $0.6 million, respectively, resulting in tax deductions to realize benefits of approximately $0.2 million and $0.2 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2008:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at January 31, 2008	3,016,422	$9.16
Exercised	(18,120)	$5.95
Forfeited	(1,200)	$12.64
Outstanding at April 30, 2008	2,997,102	$9.18	3.2	$21,020
Exercisable at April 30, 2008	2,835,583	$8.98	3.0	$20,437

          At April 30, 2008, there was approximately $1.0 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 0.9 years.

Note 9. Income Per Share from Continuing Operations

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	April 30, 2008			April 30, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic income per share from
continuing operations	$1,664	10,729	$0.15	$5,619	10,468	$0.54
Effect of stock options		891			1,331
Diluted income per share from
continuing operations	$1,664	11,620	$0.14	$5,619	11,799	$0.48

          For the three months ended April 30, 2008 and 2007, a total of 143,400 shares and 274,704 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 10. Synthetic Fuel

           Income from continuing operations for the first quarter of fiscal year 2008 includes approximately $0.7 million of pre-tax investment income from the sales of the Company’s entire partnership interests in Colona SynFuel Limited Partnership, L.L.L.P., (Colona) and Somerset Synfuel, L.P. (Somerset). This income represents the estimated final settlements for calendar year 2007 production as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, the Company does not expect significant additional income from these sales. During the first quarter of fiscal year 2007, the Company recorded approximately $6.7 million of pre-tax investment income from these sales.

           The Company also sold its membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. The Company did not recognize any income from this sale during the first quarter of fiscal years 2008 or 2007.

          Below is a table summarizing the income from the sales, net of certain expenses, of the

Company’s interests in synthetic fuel entities (in thousands):

	Three Months
	Ended
	April 30,
	2008	2007

February 1, 1999 Colona sale	$186	$1,945
July 31, 2000 Colona sale	149	1,552
May 31, 2001 Colona sale	132	1,379
October 1, 2005 Somerset sale	203	1,857
Total	$670	$6,733

Note 11. Investments

          The following tables summarize investments at April 30, 2008, January 31, 2008 and April 30, 2007 (amounts in thousands):

Debt Securities April 30, 2008
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

United States			Held to
Treasury Bill	1.76%	5/29/2008	Maturity	$1,558	$1,558

Total Debt Securities				$1,558	$1,558

Debt Securities January 31, 2008
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

United States			Held to
Treasury Bill	2.82%	2/28/2008	Maturity	$1,548	$1,548

Total Debt Securities				$1,548	$1,548

Debt Securities April 30, 2007
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal National
Mortgage
Association			Held to
Note	5.13%	5/16/2007	Maturity	$1,492	$1,492

Millennium
Ethanol, LLC
Convertible			Available for
Note	15.60%	4/1/2015	Sale	14,000	14,000

Total Debt
Securities				$15,492	$15,492

          There were no material realized or unrealized holding gains or losses at April 30, 2008 or 2007.

          The Company has approximately $933,000 at April 30, 2008, January 31, 2008 and April 30, 2007, respectively, on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 5.9%, 6.3% and 4.9% at April 30, 2008, January 31, 2008 and April 30, 2007, respectively.

          The following table summarizes equity method investments at April 30, 2008, January 31, 2008 and April 30, 2007 (amounts in thousands):

Equity Method Investments April 30, 2008
	Ownership
Entity	Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$22,960	$20,000
Patriot Renewable Fuels, LLC	23%	16,549	16,000

Total Equity Securities		$39,509	$36,000

Equity Method Investments January 31, 2008

	Ownership
Entity	Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$22,353	$20,000
Patriot Renewable Fuels, LLC	23%	16,395	16,000

Total Equity Securities		$38,748	$36,000

Equity Method Investments April 30, 2007

	Ownership
Entity	Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	7%	$11,393	$10,000
Patriot Renewable Fuels, LLC	23%	16,543	16,000

Total Equity Securities		$27,936	$26,000

          During the first quarter of fiscal years 2008 and 2007, the Company recorded income of $1,007,000 and $1,070,000, respectively as its share of earnings from Big River.

          The Company has capitalized interest included in equity method investments of $1,286,000 and $503,000 at April 30, 2008 and 2007, respectively as Patriot is constructing its ethanol plant. During the first quarter of fiscal years 2008 and 2007, the Company recorded income of $41,000 and $40,000, respectively as its share of earnings from Patriot.

          Undistributed earnings of equity method investees totaled approximately $2.2 million and $1.4 million at April 30, 2008 and 2007, respectively.

Note 12. Income Taxes

          The effective tax rate on consolidated pre-tax income from continuing operations was 26.5% for the quarter ended April 30, 2008, 36.9% for the year ended January 31, 2008 and 38.6% for the quarter ended April 30, 2007. An adjustment for recognizing the benefit of certain statutes of limitations expiring relating to uncertain tax positions of (13.1)% is reflected in the effective rate for the quarter ended April 30, 2008. In addition, a benefit of (6.3)% was recognized for a federal tax credit which is earned by Levelland Hockley as a small ethanol producer. The provision for state taxes is approximately 5% and 3% for the quarters ended April 30, 2008 and 2007, respectively. The provision for state taxes was approximately 2% for the year ended January 31, 2008. The effective tax rate was increased by 4.4% from the loss of pass-through entities (Levelland Hockley and One Earth) that is allocated to non-controlling interests.

          The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2004 and prior.

          The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of April 30, 2008, total unrecognized tax benefits were $1,014,000 and accrued penalties and interest were $122,000. If the company were to prevail on all unrecognized tax benefits recorded, approximately $260,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

          On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. The Company recognized a benefit of approximately $266,000 during the first quarter of fiscal year 2008, related to statutes of limitations expiring in certain states.

          It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on results of operations or financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

Unrecognized tax benefits, February 1, 2008	$1,394
Changes for tax positions for prior years, net	(258)
Changes for current year tax positions	-
Unrecognized tax benefits, April 30, 2008	$1,136

Note 13. Discontinued Operations

          During the first three months of fiscal year 2008 the Company closed four stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores, and certain other stores closed in previous periods, were classified as discontinued operations for all periods presented.

          Below is a table reflecting certain items of the Consolidated Condensed Statements of

Income that were reclassified as discontinued operations for the period indicated.

	Three Months Ended
	April 30,
	2008	2007
	(In Thousands)
Net sales and revenue	$587	$20,835
Cost of sales	590	16,281
Loss before income taxes	(215)	(1,498)
Benefit for income taxes	77	537
Gain on disposal	-	4,483
Provision for income taxes	-	(1,607)
Net (loss) income	$(138)	$1,915

Note 14. Commitments

          In June 2006, Levelland Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $59.0 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $51.9 million has been spent through April 30, 2008. At March 31, 2008, the ethanol plant was in production as construction was substantially completed, however, there are ongoing disputes with one contractor concerning the performance of certain water treatment equipment.

          In July 2002, Levelland Hockley entered into an agreement with RIO Technical Services, Inc. (“RIO”) regarding the planning, financing, design, construction, and operation of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland Hockley. The Company estimates that fees for these services will be approximately $3.0 million, of which approximately $2.3 million has been spent through April 30, 2008. In addition, Levelland Hockley paid RIO approximately $3.6 million as compensation for RIO’s evaluation and assistance for Levelland Hockley to obtain financing. These costs are recorded as either prepaid loan fees or equity issuance costs.

          Levelland Hockley has forward purchase contracts for 3,605,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum through December 2008. The unrealized gain of such contracts was approximately $1.0 million at March 31, 2008.

          Levelland Hockley has sales commitments for 5.9 million gallons of ethanol and 10,500 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distiller grains through September 2008. The unrealized loss of such contracts was approximately $1.0 million at March 31, 2008.

          In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $54 million has been spent through April 30, 2008. One Earth has also entered other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of April 30, 2008. The total of other incomplete construction and facility related contracts is approximately $8 million, of which approximately $7 million has been spent through April 30, 2008.

Note 15. Segment Reporting

          The Company has two reportable segments, consumer electronics and appliance retailing (“retail”) and alternative energy. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains on derivative financial instruments.

          The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended April 30,
	2008	2007
Net sales and revenue:
Retail	$45,934	$48,888
Alternative energy	1,167	-
Total net sales and revenues	$47,101	$48,888

Segment profit:
Retail segment profit	$865	$1,920
Alternative energy segment profit	428	1,680
Corporate expense	(537)	(888)
Interest expense	(121)	(672)
Interest income	664	530
Income from synthetic fuel investments	670	6,733
Income from continuing operations
before income taxes	$1,969	$9,303

	April 30,	January 31,	April 30,
	2008	2008	2007
Assets:
Retail	$112,449	$120,711	$261,785
Alternative energy	192,323	167,070	74,239
Corporate	121,665	121,197	39,063
Total assets	$426,437	$408,978	$375,087

	Three Months Ended April 30,
	2008	2007
Sales of products retail segment:
Televisions	53%	50%
Appliances	29%	29%
Audio	4%	5%
Video	2%	3%
Other	5%	6%
Total	93%	93%

Sales of services retail segment:
Extended service contracts	7%	7%

Total retail segment sales	100%	100%

Sales of products alternative energy segment:
Ethanol and related by products	100%	-

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

          Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $5.8 million held by Levelland Hockley will be used to fund remaining construction costs and provide working capital. Cash of $10.5 million held by One Earth will be used primarily to fund the construction of a 100 million gallon ethanol plant and to provide working capital until the plant commences operations.

Note 16. Subsequent Events

          Effective June 1, 2008, Levelland Hockley’s construction loan agreement with GE

Business Financial Services, Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.) was converted into a term loan. Payments will be due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date for the remaining unpaid principal balance.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

          We are a specialty retailer in the consumer electronics/appliance industry. As of April 30, 2008, we operated 111 stores in 34 states, predominantly in small to medium-sized markets under the trade name "REX". We recently initiated a strategic alternative review process for our retail segment. We expect to consider and evaluate a broad range of alternatives during this process.

          In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. As we continue to seek to diversify sources of revenue and earnings, we have current investments in four entities as of April 30, 2008, utilizing both debt and equity investments.

          Since fiscal year 1998, we invested in three entities which owned facilities producing synthetic fuel. These entities earn federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to related parties. We have sold our entire ownership interest in these entities in prior years, and as a result; receive payments in connection with production of synthetic fuel. These entities are no longer eligible to receive Section 25/45K income tax credits subsequent to December 31, 2007 and the facilities have permanently ceased operations.

Fiscal Year

          All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal year 2008" means the period February 1, 2008 to January 31, 2009.

Results of Operations

          The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Three Months Ended
	April 30,
	2008	2007

Net sales and revenue	100.0%	100.0%
Cost of sales	71.4	68.4
Gross profit	28.6	31.6
Selling, general and administrative expenses	(30.5)	(29.9)
Interest income	1.8	2.6
Interest expense	(0.3)	(0.2)
Loss on early termination of debt	-	(1.2)
Equity in income of unconsolidated ethanol affiliates	2.2	2.3
Income from synthetic fuel investments	1.4	13.8
Unrealized gain on derivative financial instruments	1.0	-
Income from continuing operations before
provision for income taxes, minority interest and
discontinued operations	4.2	19.0
Provision for income taxes	(1.1)	(7.3)
Minority interest	0.4	(0.2)
Income from continuing operations	3.5	11.5
Loss from discontinued operations, net of tax	(0.3)	(2.0)
Gain on disposal of discontinued operations, net of tax	-	5.9
Net income	3.2%	15.4%

Business Segment Results

          As discussed in Note 15, our chief operating decision maker (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit includes realized and unrealized gains on derivative financial instruments. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

          Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months April 30,
	2008	2007
Net sales and revenue:
Retail	$45,934	$48,888
Alternative energy	1,167	-
Total net sales and revenues	$47,101	$48,888

Segment profit:
Retail segment profit	$865	$1,920
Alternative energy segment profit	428	1,680
Corporate expense	(537)	(888)
Interest expense	(121)	(672)
Interest income	664	530
Income from synthetic fuel investments	670	6,733
Income from continuing operations
before income taxes and minority interest	$1,969	$9,303

Retail

          The retail segment includes all of our store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          The net sales and revenue from our retail segment are discussed in the Comparison of Three Months Ended April 30, 2008 and 2007 discussion below.

          Segment profit decreased $1.0 million (52.6%) to $0.9 million in the first quarter of fiscal year 2008 from $1.9 million in the first quarter of fiscal year 2007. The decrease in segment profit was primarily related to lower gross profit of approximately $2.0 million, generally reflecting lower sales and lower gross margin percentages. This unfavorable result was partially offset by lower professional fees and payroll expenses. Professional fees declined approximately $0.7 million reflecting higher fees incurred in the first quarter of fiscal year 2007 related to the sale leaseback transaction we completed in the first quarter of fiscal year 2007. In addition we had lower payroll expenses of $0.5 million, reflecting the restructuring of our retail operations completed in fiscal year 2007.

Alternative Energy

          The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses.

          Net sales and revenue increased to $1.2 million as Levelland Hockley commenced production operations late in the first quarter of fiscal year 2008. Gross profit from these sales was approximately $0.1 million during the first quarter of fiscal year 2008. Gross profit was negatively affected by inefficiencies and costs associated with initial plant production and testing efforts. We expect Levelland’s gross margins to improve beginning in the second quarter of fiscal year 2008.

          Segment profit decreased $1.3 million (75%) in the first quarter of fiscal year 2008 from $1.7 million in the first quarter of fiscal year 2007. The decrease in segment profit was primarily related to increased operating expenses of approximately $1.2 million in the first quarter of fiscal year 2008. The increase results from $0.9 million in increased expenses at Levelland Hockley and $0.2 million in increased expenses at One Earth. Levelland Hockley commenced production operations late in the first quarter of fiscal year 2008 and was a development stage enterprise in the first quarter of fiscal year 2007. We purchased One Earth, a development stage enterprise, during the third quarter of fiscal year 2007; thus, there were no expenses attributable to One Earth in the first quarter of fiscal year 2007 included in segment profit. Income from equity method investments of $1.0 million in the first quarter of fiscal year 2008 was comparable to the $1.1 million recognized in the first quarter of fiscal year 2007.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the retail or alternative energy segments and income from synthetic fuel investments.

          Income from synthetic fuel investments declined to $0.7 million in the first quarter of fiscal year 2008 from $6.7 million in the first quarter of fiscal year 2007. Current year income represents the estimated final settlements as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, we do not expect significant additional income from these sales. We sold our entire membership interest in an entity that operated a synthetic fuel facility in Gillette, Wyoming. During the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility in Gillette, Wyoming. Based on the terms of the modified agreement, we are not currently able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the first quarter of fiscal years 2008 or 2007.

          Selling, general and administrative expenses were $0.5 million in the first quarter of fiscal year 2008, compared to $0.9 million in the first quarter of fiscal year 2007. The decrease in expenses was primarily related to lower professional fees in the current year and lower executive compensation attributable to the decline in synthetic fuel income in the first quarter of fiscal year 2008.

Comparison of Three Months Ended April 30, 2008 and 2007

          The majority of our net sales and revenue were generated by our retail segment, as Levelland Hockley commenced operations late in the first quarter of fiscal year 2008. Net sales and revenue in the quarter ended April 30, 2008 were $47.1 million compared to $48.9 million in the prior year’s first quarter, representing a decrease of $1.8 million or 3.7% . Net sales and revenue do not include sales from stores classified in discontinued operations.

          This decrease was primarily caused by a decrease in closed stores that are classified as continuing operations. Sales from these stores declined by $2.7 million in the first quarter of fiscal year 2008 compared to fiscal year 2007. This decrease was partially offset by an increase in sales from Levelland Hockley of $1.2 million in the first quarter of fiscal year 2008 compared to $0 in fiscal year 2007 as Levelland Hockley began production late in the first quarter of fiscal year 2008. Comparable store sales in the first quarter of fiscal year 2008 declined $0.1 million (0.3%) compared to the first quarter of fiscal year 2007. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts.

          Our strongest product category for the first quarter of fiscal year 2008 was the television category which positively impacted comparable store sales by 2.2% . The television category performance was primarily due to improved sales of LCD and plasma televisions offsetting declines in projection and analog televisions. The audio category negatively impacted comparable store sales by 1.2% . The audio category decline is consistent with industry trends away from traditional audio products to portable digital media which we do not sell. The video category negatively impacted comparable store sales by 0.8% . The video category has generally been impacted by lower price points as many of these products continue to become more of a commodity item with very high levels of competition. The appliance category negatively impacted comparable store sales by 0.4% .

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended
	April 30,
Product Category	2008	2007
Televisions	51.4%	50.4%
Appliances	28.1	28.7
Audio	4.1	5.3
Video	1.8	2.6
Extended warranties	7.1	7.0
Ethanol and related by products	2.5	-
Other	5.0	6.0
	100.0%	100.0%

          At April 30, 2008, we operated 111 stores compared to 164 stores one year earlier. We did not open any stores and closed four stores, upon the expiration of our lease as tenant, during the first three months of fiscal year 2008. We did not open any stores and closed 29 stores during the first three months of fiscal year 2007.

           At April 30, 2008, we had lease agreements, as landlord/sub landlord, for all or parts of 13 properties. We own 10 of these properties and are the tenant/sub landlord for three of the properties. In two of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in eight of the owned properties. We have four owned properties that are vacant at April 30, 2008. We are marketing these vacant properties to lease or sell.

          Gross profit of $13.4 million (28.6% of net sales and revenue) in the first quarter of fiscal year 2008 was approximately $2.1 million lower than the $15.5 million (31.6% of net sales and revenue) recorded in the first quarter of fiscal year 2007. Gross profit for the first quarter of fiscal year 2008 was negatively impacted by lower sales and vendor support pricing compared to the prior year. In addition, low margins at Levelland contributed to the decline in gross profit margin as Levelland’s start up and testing activities generated only $0.1 million of gross profit on sales of $1.2 million during the first quarter of fiscal year 2008. We expect Levelland’s gross margins to improve beginning in the second quarter of fiscal year 2008. Extended service contracts contributed gross profit of $2.6 million in the first quarter of fiscal year 2008 compared to $2.9 million in the first quarter of fiscal year 2007. Our direct warranty repair costs were approximately 23% and 22% of extended service contract revenue in the first quarter of fiscal years 2008 and 2007, respectively.

          Selling, general and administrative expenses for the first quarter of fiscal year 2008 were $14.4 million (30.5% of net sales and revenue), a decrease of $0.2 million or 1.4% from $14.6 million (29.9% of net sales and revenue) for the first quarter of fiscal year 2007. The decrease in expenses was primarily a result of lower professional fees of $0.7 million primarily related to fees incurred in connection with the sale leaseback transaction we completed during the first quarter of fiscal year 2007. In addition, we had lower retail payroll expenses of $0.5 million, reflecting the restructuring of our retail operations completed in fiscal year 2007. These decreases were partially offset by an increase in selling, general and administrative expenses from Levelland Hockley of $0.9 million as Levelland Hockley began operations during the first quarter of fiscal year 2008.

          Interest income was $0.9 million (1.8% of net sales and revenue) for the first quarter of fiscal year 2008 compared to $1.3 million (2.6% of net sales and revenue) for the first quarter of fiscal year 2007. The decrease results primarily from interest income related to a note receivable from Millennium Ethanol, LLC which generated $0.6 million in interest income in the first quarter of fiscal year 2007. The note was converted into equity, and subsequently sold, in fiscal year 2007 thus; no interest income was recognized subsequent to the conversion.

          Interest expense was $121,000 for the first quarter of fiscal year 2008, consistent with $74,000 for the first quarter of fiscal year 2007.

          During the first quarter of fiscal year 2007, we paid off approximately $15.6 million of debt in connection with the sale and leaseback transaction with Klac. As a result, we incurred prepayment penalties and the write off of prepaid loan fees totaling approximately $598,000.

          On April 30, 2007, we completed a transaction for the sale of 86 of our current and former store locations to Klac for $74.5 million in cash, before selling expenses. We also entered into agreements to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either Klac or REX may terminate a lease after the initial six months of the initial lease term on 28 of the leases, 14 of which were terminated in fiscal year 2007. We also entered into license agreements with Klac for 15 of the properties that allowed us to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, we vacated the 15 properties.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $0.3 million and $3.2 million was recognized in the first quarter of fiscal years 2008 and 2007, respectively. We had a deferred gain of $5.1 million and $11.6 million at April 30, 2008 and 2007, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains and losses recognized during the first quarters of fiscal years 2008 and 2007 (amounts in thousands):

	Quarter Ended	Quarter Ended
Classification of Gain (Loss)	April 30, 2008	April 30, 2007

Continuing Operations	$336	$ (10)
Discontinued Operations	-	3,225

Total Pre- Tax Gain	$336	$3,215

          The following table summarizes the components of the sale and leaseback transaction (dollar amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	60	$ -	$7,548

Leased until
January 31, 2010	12	3,683	336

Leased until
January 31, 2010
(6 month kickout	14	1,407	1,831
clause)

Total	86	$5,090	$9,715

          During the first quarter of fiscal year 2008, we recognized income of approximately $1,007,000 and $41,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively. During the first quarter of fiscal year 2007, we recognized income of approximately $1,070,000 and $40,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively.

           Income from continuing operations for the first quarter of fiscal year 2008 includes approximately $0.7 million of pre-tax investment income from the sales of the Company’s entire partnership interests in Colona SynFuel Limited Partnership, L.L.L.P., (Colona) and Somerset Synfuel, L.P. (Somerset). This income represents the estimated final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, the Company does not expect additional income from these sales. During the first quarter of fiscal year 2007, the Company recorded approximately $6.7 million of pre-tax investment income from these sales.

          We also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the first quarter of fiscal years 2008 or 2007.

          Below is a table summarizing the income recognized from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Three Months Ended
	April 30
	2008	2007
	(In Thousands)
February 1, 1999 Colona sale	$186	$1,945
July 31, 2000 Colona sale	149	1,552
May 31, 2001 Colona sale	132	1,379
October 1, 2005 Somerset sale	203	1,857
	$670	$6,733

          We recognized an unrealized gain of $472,000 during the first quarter of fiscal year 2008, related to forward starting interest rate swap agreements that Levelland Hockley and One Earth entered into during fiscal year 2007. Levelland Hockley’s unrealized gain was $161,000 and One Earth’s unrealized gain was $311,000. These agreements were entered into subsequent to the first quarter of fiscal year 2007.

          Our effective tax rate was 26.5% and 38.6% for the first quarter of fiscal years 2008 and 2007, respectively. The decrease is primarily a result of a reduction in the reserve for uncertain tax positions during fiscal year 2008, related to the expiration of the statute of limitations in certain states and the recognition of a federal tax credit that is earned by Levelland Hockley as a small ethanol producer. The effective tax rate was increased by 4.4% from the loss of pass-through entities (Levelland Hockley and One Earth) that is allocated to non-controlling interests. We expect our effective tax rate to be in a range between 30% and 35% for the remainder of fiscal year 2008.

          Minority interest income (loss) of $217,000 and ($95,000) represents the owners’ (other than REX) share of the income or loss of Levelland Hockley and One Earth for the quarters ended April 30, 2008 and 2007, respectively.

          During the quarter ended April 30, 2008 we closed four stores that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $0.1 million for the first quarter of fiscal year 2008 compared to $1.0 million for the first quarter of fiscal year 2007.

          No properties classified as discontinued operations were sold during the first quarter of fiscal year 2008. As a result of the previously discussed sale and leaseback with Klac we had a gain from discontinued operations, net of tax expense, of approximately $2.9 million for the first quarter of fiscal year 2007.

          As a result of the foregoing, net income for the first quarter of fiscal year 2008 was $1.5 million, a decrease of $6.0 million from $7.5 million for the first quarter of fiscal year 2007.

Liquidity and Capital Resources

          Net cash used in operating activities was approximately $5.2 million for the first quarter of fiscal year 2008, compared to $5.9 million for the first quarter of fiscal year 2007. For the first three months of fiscal year 2008, cash was provided by net income of $1.5 million, adjusted for the impact of $0.7 million for gains on our installment sales of the limited partnership interests, the unrealized gain on derivative financial instruments of $0.5 million and non-cash items of $2.1 million, which consisted of depreciation and amortization, stock based compensation expense, income from equity method investments, minority interest, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $11.6 million, primarily a result of changes in inventory levels and extended terms from vendors. The primary use of cash was a decrease in other liabilities of $8.5 million, primarily a result of incentive compensation and other payroll and sales tax payments being made in the first quarter of fiscal year 2008. The increase in inventory of $6.9 million was primarily due to seasonal fluctuations in our retail segment and Levelland Hockley commencing operations.

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

           At April 30, 2008, working capital was $112.9 million compared to $132.3 million at January 31, 2008. This decrease is primarily a result of the ethanol plant construction expenditures at the Levelland Hockley and One Earth facilities. The ratio of current assets to current liabilities was 2.7 to 1 and 3.2 to 1 at April 30, 2008 and January 31, 2008, respectively.

          Cash of $27.4 million was used in investing activities for the first quarter of fiscal year 2008, compared to $78.3 million of cash provided during the first quarter of fiscal year 2007. During the first quarter of fiscal year 2008, we received proceeds of $1.2 million from the installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $28.7 million during the first quarter of fiscal year 2008, primarily related to construction at the Levelland Hockley and One Earth ethanol plants.

          Cash of $78.3 million was provided by investing activities for the first quarter of fiscal year 2007. During the first quarter of fiscal year 2007, we received proceeds of $77.3 million from the sale and leaseback transaction with Klac and other real estate sales and $10.1 million from the installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $9.1 million during the first quarter of fiscal year 2007, primarily related to the Levelland Hockley County Ethanol, LLC ethanol plant construction.

          Cash provided by financing activities totaled approximately $11.2 million for the first quarter of fiscal year 2008 compared to cash used of $10.0 million for the first quarter of fiscal year 2007. Cash was provided by debt borrowings of $11.9 million and stock option activity of $0.3 million. Cash of $1.0 million was used for scheduled payments of mortgage debt.

          Cash used in financing activities totaled approximately $10.0 million for the first quarter of fiscal year 2007. Cash was provided by new debt borrowings of $5.0 million and stock option activity of $1.3 million. Cash of $16.3 million was used for scheduled and early payments of mortgage debt.

          In June 2006, Levelland Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $59.0 million, of which $51.9 million has been spent through April 30, 2008.

          On July 25, 2002, Levelland Hockley entered into an agreement with RIO Technical Services, Inc., (“RIO”) regarding the planning, financing, design and construction of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland Hockley. The Company estimates that fees for these services will be approximately $3.0 million, of which approximately $2.3 million has been spent through April 30, 2008.

          We believe Levelland Hockley has sufficient working capital and credit availability to fund these commitments.

          In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120.2 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $54.4 million has been spent through April 30, 2008. One Earth has also entered other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of April 30, 2008. The total of other incomplete construction and facility related contracts is approximately $8.3 million, of which approximately $7.4 million has been spent through April 30, 2008.

          We believe One Earth has sufficient working capital and credit availability to fund these commitments.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes and changes in real estate market conditions, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interest in its synthetic fuel investments, and the uncertain amount of synthetic fuel production and resulting income received from time to time from the Company’s synthetic fuel investments. As it relates to ethanol investments, risks and uncertainties include among other things: the uncertainty of constructing plants on time and on budget, the price volatility of corn, sorghum, distiller grains, ethanol, gasoline and natural gas and the plants operating efficiently and according to forecasts and projections. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          No material changes since January 31, 2008.

Item 4. Controls and Procedures

          Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the implementation of controls at Levelland Hockley related to production commencing in the first quarter of fiscal year 2008.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          During the quarter ended April 30, 2008, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of shareholders of REX Stores Corporation was held on June 3, 2008, at which the following matter was submitted to a vote of shareholders:

          1. Election of seven directors.
Nominee	For	Withheld

Stuart A. Rose	6,576,277	2,977,602
Lawrence Tomchin	6,436,785	3,117,094
Robert Davidoff	8,996,058	557,821
Edward M. Kress	6,437,745	3,116,134
Charles A. Elcan	6,046,899	3,506,980
David S. Harris	8,892,133	661,746
Mervyn L. Alphonso	9,142,993	410,886

Item 6. Exhibits.

          The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	June 9, 2008
(Stuart A. Rose)	(Chief Executive Officer)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	June 9, 2008
(Douglas L. Bruggeman)	(Chief Financial Officer)