Form 10-Q
period 2008-07-31
REX STORES CORP
filed 2008-09-09
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-09097
____________________________

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)
____________________________
Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

(937) 276-3931
(Registrant's telephone number, including area code)

____________________________

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
Yes ( ) No (X)

At the close of business on September 8, 2008 the registrant had 10,087,216 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	July 31,	January 31,	July 31,
	2008	2008	2007
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$79,608	$127,716	$90,293
Restricted cash	2,774	-	-
Accounts receivable, net	3,509	1,877	3,128
Synthetic fuel receivable	-	573	3,851
Inventory, net	59,457	49,933	84,256
Prepaid expenses and other	2,432	2,492	2,932
Deferred taxes	10,312	10,599	6,562
Total current assets	158,092	193,190	191,022
Property and equipment, net	202,193	136,505	78,575
Assets held for sale, net	92	-	1,064
Other assets	13,578	14,803	23,595
Goodwill	1,322	1,322	1,322
Deferred taxes	21,929	21,929	23,533
Equity method investments	40,505	38,748	28,212
Investments in debt instruments	-	-	32,675
Restricted investments	2,496	2,481	2,443
Total assets	$440,207	$408,978	$382,441
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,609	$4,101	$2,183
Accounts payable, trade	49,688	27,253	42,923
Deferred income	13,144	14,448	15,085
Deferred gain on sale and leaseback	1,389	1,436	2,068
Other current liabilities	7,140	13,617	9,381
Total current liabilities	77,970	60,855	71,640
Long-term liabilities:
Long-term debt and capital lease obligations	62,127	35,224	19,122
Deferred income	15,173	17,172	17,653
Deferred gain on sale and leaseback	3,746	4,493	6,163
Derivative financial instruments	839	2,601	-
Other	1,152	4,313	940
Total long-term liabilities	83,037	63,803	43,878
Minority interest in consolidated subsidiaries	27,539	27,729	11,764
Shareholders’ equity:
Common stock	299	298	298
Paid-in capital	142,584	141,357	143,214
Retained earnings	288,361	285,629	265,106
Treasury stock	(179,583)	(170,693)	(163,176)
Accumulated other comprehensive income, net of tax	-	-	9,717
Total shareholders' equity	251,661	256,591	255,159
Total liabilities and shareholders' equity	$440,207	$408,978	$382,441

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

	Three Months		Six Months
	Ended		Ended
	July 31,		July 31,

	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$67,370	$47,915	$114,198	$96,485
Cost of sales (excluding retail segment depreciation)	54,078	32,694	87,531	65,867
Gross profit	13,292	15,221	26,667	30,618
Selling, general and administrative expenses	(13,192)	(14,690)	(27,524)	(29,253)
Interest income	519	1,976	1,373	3,269
Interest expense	(897)	(34)	(1,018)	(108)
Loss on early termination of debt	-	-	-	(607)
Gains on sale of real estate, net	-	72	-	62
Equity in income of unconsolidated ethanol affiliates	874	412	1,922	1,522
Income from synthetic fuel investments	-	3,406	670	10,139
Unrealized and realized gains on derivative financial instruments, net	960	-	1,428	-
Income from continuing operations before provision for
income taxes, minority interest and discontinued operations	1,556	6,363	3,518	15,642
Provision for income taxes	468	2,563	994	6,168
Minority interest	(36)	54	187	(41)
Income from continuing operations	1,052	3,854	2,711	9,433
Loss from discontinued operations, net of tax	(41)	(587)	(173)	(1,510)
Gain on disposal of discontinued operations, net of tax	195	2,543	194	5,421

Net income	$1,206	$5,810	$2,732	$13,344

Weighted average shares outstanding – basic	10,510	10,625	10,618	10,548

Basic income per share from continuing operations	$0.10	$0.36	$0.26	$0.90
Basic loss per share from discontinued operations	-	(0.05)	(0.02)	(0.14)
Basic income per share on disposal of discontinued operations	0.01	0.24	0.02	0.51
Basic net income per share	$0.11	$0.55	$0.26	$1.27

Weighted average shares outstanding – diluted	11,146	11,989	11,396	11,911

Diluted income per share from continuing operations	$0.09	$0.32	$0.24	$0.79
Diluted loss per share from discontinued operations	-	(0.05)	(0.02)	(0.13)
Diluted income per share on disposal of discontinued operations	0.02	0.21	0.02	0.46
Diluted net income per share	$0.11	$0.48	$0.24	$1.12

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares						Total
	Issued		Treasury		Paid-in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
			(In Thousands)
Balance at January 31, 2008	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$256,591
Net income						2,732	2,732
Treasury stock acquired			706	(9,052)			(9,052)
Stock based compensation					686		686
Stock options exercised
and related tax effects	40	1	(18)	162	541	-	704
Balance at July 31, 2008	29,853	$299	19,782	$(179,583)	$142,584	$288,361	$251,661

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares						Accumulated	Total
	Issued		Treasury		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
			(In Thousands)
Balance at
January 31, 2007	29,513	$295	19,089	$(161,092)	$139,337	$252,249	$-	$230,789

Net income						13,344		13,344

Cumulative effect
of adopting FIN 48						(287)		(287)

Treasury stock
acquired			195	(3,780)				(3,780)

Stock based
compensation					717			717

Stock options
exercised and
related tax effects	238	3	(198)	1,696	3,160			4,859

Minority interest
distribution						(200)		(200)

Unrealized holding
gains, net of tax	-	-	-	-	-	-	9,717	9,717

Balance at July 31, 2007	29,751	$298	19,086	$(163,176)	$143,214	$265,106	$9,717	$255,159

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Six Months Ended
	July 31,
	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income	$2,732	$13,344
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,075	1,501
Income from equity method investments	(1,922)	(1,522)
Income from synthetic fuel investments	(670)	(10,139)
Gain on disposal of real estate and property and equipment	(228)	(8,992)
Dividends received from equity method investees	400	525
Deferred income	(4,097)	(2,772)
Unrealized gains on derivative financial instruments	(1,334)	-
Other	537	(27)
Deferred income tax	287	(616)
Changes in assets and liabilities:
Accounts receivable	(1,632)	(1,153)
Inventory	(9,524)	(14,178)
Prepaid expenses and other	432	(17)
Other long term assets	1,225	(9,609)
Accounts payable, trade	18,016	16,318
Other liabilities	(9,972)	(476)
Net cash used in operating activities	(3,675)	(17,813)
Cash flows from investing activities:
Capital expenditures	(61,681)	(15,203)
Proceeds from sale of synthetic fuel investments	1,243	15,126
Purchase of note receivable	-	(3,000)
Proceeds from sale of real estate and property and equipment	1,107	79,723
Restricted cash	(2,774)	-
Restricted investments	(15)	(37)
Net cash (used in) provided by investing activities	(62,120)	76,609
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(2,233)	(17,593)
Proceeds from long-term debt	28,722	4,984
Stock options exercised	332	4,859
Treasury stock acquired	(9,052)	(3,780)
Realized losses on derivative financial instruments	(94)	-
Excess tax benefits from stock option exercises	12	19
Net cash provided by (used in) financing activities	17,687	(11,511)
Net (decrease) increase in cash and cash equivalents	(48,108)	47,285
Cash and cash equivalents, beginning of period	127,716	43,008
Cash and cash equivalents, end of period	$79,608	$90,293

Non cash investing activities – Accrued capital expenditures	$4,419	$3,351
Non cash investing activities – Assets acquired by capital leases	$2,922	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2008

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

Note 2. Accounting Policies

     The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company's 2007 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, inventory reserves, the fair value of derivative financial instruments, reserves for litigation and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Selling, General and Administrative Expenses

     The Company includes stores expenses from its retail segment (such as payroll and occupancy costs), as well as advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

     The Company includes non-production related costs from its alternative energy segment such as utilities, property taxes and certain payroll in selling, general and administrative expenses.

Interest Cost

     Interest expense of $1,018,000 for the six months ended July 31, 2008 is net of approximately $503,000 of interest capitalized. Interest expense of $108,000 for the six months ended July 31, 2007 is net of approximately $911,000 of interest capitalized. Cash paid for interest for the six months ended July 31, 2008 and 2007 was approximately $829,000 and $1,228,000, respectively.

Financial Instruments

     Forward grain purchase and ethanol and distiller grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period of time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to SFAS 133. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Income.

Income Taxes

     The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $0.7 million and $7.1 million for the six months ended July 31, 2008 and 2007, respectively. See Note 13 for a discussion of the adoption of FIN 48.

Restricted Cash

     Cash of $2.8 million has been deposited into an escrow account for payment of retainage and other related liabilities associated with the construction of the Levelland Hockley ethanol plant. The Company expects to pay these amounts from the escrow account within the next twelve months.

Inventories

     Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Retail segment inventory includes certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. The components of inventory at July 31, 2008, January 31, 2008 and July 31, 2007 are as follows (amounts in thousands):

	July 31,	January 31,	July 31,
	2008	2008	2007

Retail merchandise, net	$55,393	$49,933	$84,256
Ethanol and other finished goods, net	2,253	-	-
Work in process, net	865	-	-
Grain and other raw materials	946	-	-
Total	$59,457	$49,933	$84,256

Investments

     The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying Consolidated Condensed Statements of Income for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Recently Issued Accounting Standards

     During the six months ended July 31, 2008, the Company did not change any of its existing accounting policies with the exception of adopting SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial

Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on February 1, 2008.

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

     SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. There was no impact on the Company’s financial statement as a result of adopting SFAS 159 because the Company did not elect to apply the fair value option to eligible financial assets or financial liabilities at that time.

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

     The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. For more information on the fair value of the Company’s financial instruments see Note 5.

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

     In June 2008, the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-3 to have a material impact on its financial condition or results of operations.

Note 3. Comprehensive Income

     Comprehensive income includes net income and unrecognized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

Net income	$1,206	$5,810	$2,732	$13,344
Unrealized holding gains on
available for sale securities (net of
$5,956 of tax)	-	9,717	-	9,717
Total comprehensive income	$1,206	$15,527	$2,732	$23,061

Note 4. Sale and Leaseback Transaction and Other Leases

     On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former retail store locations to KLAC REX, LLC (“Klac”), formerly referred to as Coventry Real Estate Investments, LLC (“Coventry”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either the Company or Klac may terminate a lease after the initial six months of the initial lease term on 28 of the leases, 14 of which were terminated in fiscal year 2007 and one of which was terminated in fiscal year 2008. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the properties.

     This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $0.4 million and $4.0 million was recognized in the second quarter of fiscal years 2008 and 2007, respectively. During the first six months of fiscal years 2008 and 2007, the Company recognized $0.7 million and $7.1 million, respectively of the gain. The Company had a deferred gain of $4.7 million and $7.7 million at July 31, 2008 and 2007, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains and losses recognized during the second quarter and first six months of fiscal years 2008 and 2007 (amounts in thousands):

	Three Months Ended		Six Months Ended
Classification of Gain	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

Continuing Operations	$335	$475	$659	$1,154
Discontinued Operations	74	3,527	86	5,974
Total Pre-Tax Gain	$409	$4,002	$745	$7,128

     The following table summarizes the components of the sale and leaseback transaction at July 31, 2008 (dollar amounts in thousands):

	Number of
Property Category	Properties	Deferred Gain	Recognized Gain

Vacated	61	$-	$7,680
Leased until January 31, 2010	12	3,548	470
Leased until January 31, 2010
(6 month kickout clause)	13	1,133	1,974

Total	86	$4,681	$10,124

     Future amortization of the deferred gain is as follows (amounts in thousands):

Years Ended
January 31,	Amortization

Remainder of 2009	$647
2010	1,294
2011	539
2012	539
2013	539
Thereafter	1,123
Total	$4,681

     On July 28, 2006, the Company completed a transaction for the sale and leaseback of one store under an initial three-year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.7 million (net of expenses) resulted from this sale. The Company has also deferred approximately $0.5 million of the gain at July 31, 2008, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

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

     The following table is a summary of future rental activity under operating leases (amounts in thousands):

Years Ended	Minimum	Gain	Sublease
January 31	Rentals	Amortization	Income	Total

Remainder of
January 31, 2009	$3,061	$(697)	$(106)	$2,258
2010(a)	4,518	(1,395)	(134)	2,989
2011(a)	2,700	(640)	(70)	1,990
2012(a)	2,267	(640)	(5)	1,622
2013(a)	2,061	(640)	-	1,421
Thereafter (a)	3,858	(1,123)	-	2,735
Total	$18,465	$(5,135)	$(315)	$13,015

(a)	Amounts include minimum rentals related to lease renewal options assumed to be exercised in the amounts of $2,061,000 for the fiscal years ended January 31, 2011, 2012 and 2013 and $3,858,000 for the thereafter category.

Note 5. Fair Value

      Effective January 1, 2008, the Company adopted SFAS 157, which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting SFAS 157 because the Company held no financial instruments in which a gain or loss at inception was deferred. For additional information on how the Company measures fair value, see Note 2. Financial assets and liabilities measured at fair value at July 31, 2008 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash Equivalents	$70,334	$-	$-	$70,334
Restricted Investments	1,563	$-	$-	1,563
Total Assets	$71,897	$-	$-	$71,897

Derivative Liabilities	$-	$1,074	$-	$1,074
Total Liabilities	$-	$1,074	$-	$1,074

Note 6. Business Combinations

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

	Three Months Ended	Six Months Ended
	July 31, 2007	July 31, 2007

Net sales and revenue	$47,915	$96,485
Net income	$5,742	$13,222
Basic net income per share	$0.54	$1.25
Diluted net income per share	$0.48	$1.11

Note 7. Other Assets

      The components of other assets at July 31, 2008, January 31, 2008 and July 31, 2007 are as follows (amounts in thousands):

	July 31,	January 31,	July 31,
	2008	2008	2007

Prepaid loan fees	$5,033	$5,187	$4,166
Prepaid commissions	8,345	9,208	9,557
Advance equity investment	-	-	10,000
Equipment deposit	-	293	-
Other	200	115	121
Total	13,578	14,803	23,844
Less current portion	-	-	249
Long term	$13,578	$14,803	$23,595

      Prepaid loan fees represent amounts paid to obtain mortgage debt, borrowings under the Company’s line of credit and ethanol construction loans. Such amounts are amortized as interest expense.

     Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s retail sale staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold.

     Advance equity investment at July 31, 2007, represents a payment made to Big River Resources, LLC (“Big River”) in July 2007 and was effective August 1, 2007; this increased the Company’s ownership percentage in Big River from 6.9% to 9.8%.

Note 8. Long Term Debt and Interest Rate Swaps

     During the first six months of fiscal year 2008, Levelland Hockley borrowed $19.8 million under its construction loan agreement to fund construction of its ethanol plant. During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment, due June 30, 2008, payments will be due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR, adjusted monthly through the maturity date.

     During the first six months of fiscal year 2008, One Earth borrowed $8.9 million under its construction loan agreement to fund construction of its ethanol plant.

     Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million during fiscal year 2007. The swap effectively fixed the variable interest rate, for the first two years, of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commence as of May 31, 2008 and terminate on May 31, 2010. At July 31, 2008, the Company has recorded a liability of $431,000 related to the fair value of the swap. The change in fair value was recorded in the Consolidated Condensed Statements of Income.

     One Earth entered into a forward interest rate swap in the notional amount of $50.0 million during fiscal year 2007. The swap effectively fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9%. The swap settlements commence as of July 31, 2009 and terminate on July 8, 2014. At July 31, 2008, the Company has recorded a liability of $643,000 related to the fair value of the swap. The change in fair value was recorded in the Consolidated Condensed Statements of Income.

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

     The total intrinsic value of options exercised during the six months ended July 31, 2008 and 2007 was approximately $0.7 million and $4.4 million, respectively, resulting in tax deductions of approximately $0.3 million and $1.7 million, respectively. The following table summarizes options exercised and canceled or expired during the six months ended July 31, 2008:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 31, 2008	3,016,422	$9.16
Exercised	(58,620)	$5.64
Forfeited	(1,200)	$12.64
Outstanding at July 31, 2008	2,956,602	$9.23	3.0	$9,796
Exercisable at July 31, 2008	2,854,434	$9.10	2.9	$9,795

      At July 31, 2008, there was approximately $0.7 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 0.7 years.

Note 10. Income Per Share from Continuing Operations

     The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):
	Three Months Ended			Six Months Ended
	July 31, 2008			July 31, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic income per share from
continuing operations	$1,052	10,510	$0.10	$2,711	10,618	$0.26
Effect of stock options		636			778
Diluted income per share from
continuing operations	$1,052	11,146	$0.09	$2,711	11,396	$0.24

	Three Months Ended			Six Months Ended
	July 31, 2007			July 31, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic income per share from
continuing operations	$3,854	10,625	$0.36	$9,433	10,548	$0.90
Effect of stock options		1,364			1,363
Diluted income per share from
continuing operations	$3,854	11,989	$0.32	$9,433	11,911	$0.79

     For the three months ended July 31, 2008 and 2007, a total of 286,936 shares and 117,719 shares, respectively, and for the six months ended July 31, 2008 and 2007, a total of 66,836 shares and 217,319 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 11. Synthetic Fuel

     Income from continuing operations for the first six months of fiscal year 2008 includes approximately $0.7 million of pre-tax investment income from the sales of the Company’s entire partnership interests in Colona SynFuel Limited Partnership, L.L.L.P., (Colona) and Somerset Synfuel, L.P. (Somerset). This income represents the estimated final settlements for calendar year 2007 production as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, the Company does not expect significant additional income from these sales. During the second quarter and first six months of fiscal year 2007, the Company recorded approximately $3.4 million and $10.1 million, respectively, of pre-tax investment income from these sales.

     The Company also sold its membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. The Company did not recognize any income from this sale during the first six months of fiscal years 2008 or 2007.

     Below is a table summarizing the income from the sales, net of certain expenses, of the Company’s interests in synthetic fuel entities (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

February 1, 1999 Colona sale	$-	$949	$186	$2,894
July 31, 2000 Colona sale	-	757	149	2,309
May 31, 2001 Colona sale	-	673	132	2,052
October 1, 2005 Somerset sale	-	1,027	203	2,884
	$-	$3,406	$670	$10,139

Note 12. Investments

The following tables summarize investments at July 31, 2008, January 31, 2008 and July 31, 2007 (amounts in thousands):

Debt Securities July 31, 2008
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

United States			Held to
Treasury Bill	1.83%	9/4/2008	Maturity	$1,563	$1,563

Total Debt
Securities				$1,563	$1,563

Debt Securities January 31, 2008
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

United States			Held to
Treasury Bill	2.82%	2/28/2008	Maturity	$1,548	$1,548

Total Debt
Securities				$1,548	$1,548

Debt Securities July 31, 2007
				Fair Market	Carrying
Investment	Coupon Rate	Maturity	Classification	Value	Amount

Federal National
Mortgage			Held to
Association Note	5.17%	8/15/2007	Maturity	$1,511	$1,511
Millennium
Ethanol, LLC			Available for
Convertible Note	15.60%	4/1/2015	Sale	29,675	29,675
One Earth
Energy, LLC			Held to
Promissory Note	9.00%	12/1/2007	Maturity	3,000	3,000

Total Debt
Securities				$34,186	$34,186

     There were no unrealized holding gains or losses in fiscal year 2008 compared to an unrealized holding gain of $15.7 million at July 31, 2007.

     The Company has approximately $933,000 at July 31, 2008, January 31, 2008 and July 31,

2007 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 4.0%, 6.3% and 4.3% at July 31, 2008, January 31, 2008 and July 31, 2007, respectively.

     The following table summarizes equity method investments at July 31, 2008, January 31, 2008 and July 31, 2007 (amounts in thousands):

Equity Method Investments July 31, 2008

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources,
LLC	10%	$23,759	$20,000
Patriot Renewable Fuels,
LLC	23%	16,746	16,000
Total Equity Method
Investments		$40,505	$36,000

Equity Method Investments January 31, 2008

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources,
LLC	10%	$22,353	$20,000
Patriot Renewable Fuels,
LLC	23%	16,395	16,000
Total Equity Method
Investments		$38,748	$36,000

Equity Method Investments July 31, 2007

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources,
LLC	7%	$11,352	$10,000
Patriot Renewable Fuels,
LLC	23%	16,860	16,000
Total Equity Method
Investments		$28,212	$26,000

     During the second quarter of fiscal years 2008 and 2007, the Company recorded income of $799,000 and $309,000, respectively as its share of earnings from Big River. During the first six months of fiscal years 2008 and 2007, the Company recorded income of $1,806,000 and $1,379,000 respectively as its share of earnings from Big River.

     The Company has capitalized interest included in equity method investments of $1,408,000 and $716,000 at July 31, 2008 and 2007, respectively as Patriot is constructing its ethanol plant. During the second quarter of fiscal years 2008 and 2007, the Company recorded income of $75,000 and $103,000, respectively as its share of earnings from Patriot. During the first six months of fiscal years 2008 and 2007, the Company recorded income of $116,000 and $143,000 respectively as its share of earnings from Patriot. Undistributed earnings of equity method investees totaled approximately $4.0 million and $1.5 million at July 31, 2008 and 2007, respectively.

Note 13. Income Taxes

     The effective tax rate on consolidated pre-tax income from continuing operations was 28.3% for the six months ended July 31, 2008, 36.9% for the year ended January 31, 2008 and 39.4% for the six months ended July 31, 2007. An adjustment for recognizing the benefit of certain statutes of limitations expiring relating to uncertain tax positions of (6.9)% is reflected in the effective rate for the six months ended July 31, 2008. In addition, a benefit of (8.4)% was recognized for a federal tax credit which is earned by Levelland Hockley as a small ethanol producer. The provision for state taxes is approximately 5% and 3% for the six months ended July 31, 2008 and 2007, respectively. The provision for state taxes was approximately 2% for the year ended January 31, 2008. The effective tax rate was increased for the first six months of fiscal year 2008 by approximately 1.8% from the loss of pass-through entities (Levelland Hockley and One Earth) that is allocated to non-controlling interests.

      The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2004 and prior.

     The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of July 31, 2008, total unrecognized tax benefits were $1,019,000 and accrued penalties and interest were $133,000. If the company were to prevail on all unrecognized tax benefits recorded, approximately $265,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

     On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. The Company recognized a benefit of approximately $266,000 during the first six months of fiscal year 2008, related to statutes of limitations expiring in certain states.

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

Unrecognized tax benefits, February 1, 2008	$1,394
Changes for tax positions for prior years, net	(242)
Changes for current year tax positions	-
Unrecognized tax benefits, July 31, 2008	$1,152

Note 14. Discontinued Operations and Assets Held for Sale

     During the first six months of fiscal year 2008, the Company closed five stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores, and certain other stores closed in previous periods were classified as discontinued operations for all periods presented. Vacant land adjacent to a closed store is classified as held for sale. The net assets of the land at July 31, 2008 were approximately $0.1 million. The Company expects to sell the land within the next 12 months through normal real estate channels.

     Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In Thousands)
Net sales and revenue	$255	$13,185	$1,115	$34,338
Cost of sales	230	10,542	1,021	27,060
Loss before income taxes	(64)	(916)	(279)	(2,390)
Benefit for income taxes	23	329	106	880
Gain on disposal	305	3,965	305	8,449
Provision for income taxes	(110)	(1,422)	(111)	(3,028)
Net income (loss)	$154	$1,956	$21	$3,911

Note 15. Commitments and Contingencies

     In June 2006, Levelland Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $58.5 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $56.4 million has been spent through July 31, 2008. The Company expects to pay the remaining amount due from a restricted cash account held in escrow. At March 31, 2008, the ethanol plant was in production as construction was substantially completed, however, there are ongoing disputes with Layne Christensen Company (“Layne”) concerning the performance of certain water treatment equipment.

     On May 2, 2008, Layne filed a lawsuit against Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) in the United States District Court of Kansas at Kansas City, KS. On May 19, 2008, Layne amended its original complaint.

Levelland Hockley entered into a lease agreement with Layne for certain water treatment equipment for its ethanol plant. Layne is suing Levelland Hockley for interest on late lease payments, repossession of the water treatment facility that is the subject of the lease and that all lease payments due under the lease should be accelerated and be immediately due and payable. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend against them.

     In July 2002, Levelland Hockley entered into an agreement with RIO Technical Services, Inc. (“RIO”) regarding the planning, financing, design, construction, and operation of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland Hockley. The Company estimates that fees for these services will be approximately $3.0 million, of which approximately $2.3 million has been spent through July 31, 2008. The Company expects to pay the remaining amount due from a restricted cash account held in escrow. In addition, Levelland Hockley paid RIO approximately $3.6 million as compensation for RIO’s evaluation and assistance for Levelland Hockley to obtain financing. These costs are recorded as either prepaid loan fees or equity issuance costs.

     Levelland Hockley has forward purchase contracts for approximately 2,161,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum through December 2008. The unrealized gain of such contracts was approximately $2.7 million at June 30, 2008.

     Levelland Hockley has sales commitments for approximately 5,000 gallons of ethanol and approximately 40,700 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distiller grains through September 2008. The unrealized loss of such contracts was approximately $0.9 million at June 30, 2008.

     In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120.2 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $69.2 million has been spent through July 31, 2008. One Earth has also entered into other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of July 31, 2008. The total of other incomplete construction and facility related contracts is approximately $11.7 million, of which approximately $6.4 million has been spent through July 31, 2008.

Note 16. Segment Reporting

     The Company has two reportable segments, consumer electronics and appliance retailing (“retail”) and alternative energy. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains and losses on derivative financial instruments.

     The following tables summarize segment business activities in the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales and revenue:
Retail	$42,513	$47,915	$88,174	$96,485
Alternative energy	24,857	-	26,024	-
Total net sales and revenues	$67,370	$47,915	$114,198	$96,485

Segment gross profit:
Retail	$12,658	$15,221	$25,977	$30,618
Alternative energy	634	-	690	-
Total gross profit	$13,292	$15,221	$26,667	$30,618

Segment profit:
Retail segment profit	$774	$1,897	$1,635	$3,711
Alternative energy segment profit	983	746	1,406	2,152
Corporate expense	(579)	(865)	(1,112)	(1,476)
Interest expense	(100)	(34)	(221)	(723)
Interest income	478	1,213	1,140	1,839
Income from synthetic fuel investments	-	3,406	670	10,139
Income from continuing operations
before income taxes and minority
interest	$1,556	$6,363	$3,518	$15,642

	July 31,	January 31,	July 31,
	2008	2008	2007
Assets:
Retail	$114,238	$120,711	$156,634
Alternative energy	217,994	167,070	104,613
Corporate	107,975	121,197	121,194
Total assets	$440,207	$408,978	$382,441

Long- term debt and capital lease
obligations:
Retail	$-	$-	$-
Alternative energy	49,877	22,072	-
Corporate	12,250	13,152	19,122
Total long-term debt and capital lease
obligations	$62,127	$35,224	$19,122

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Sales of products retail segment:
Televisions	46%	46%	50%	49%
Appliances	37%	36%	33%	32%
Audio	6%	6%	5%	6%
Video	2%	3%	2%	3%
Other	2%	2%	3%	3%
Total	93%	93%	93%	93%

Sales of services retail segment:
Extended service contracts	7%	7%	7%	7%

Total retail segment sales	100%	100%	100%	100%

Sales of products alternative energy
segment:
Ethanol and related by products	100%	-	100%	-

     Certain corporate costs and expenses, including information technology, employee benefits and other shared services are allocated to the business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash and equivalents, synthetic fuel accounts receivable and deferred income tax benefits.

     Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $6.0 million held by Levelland Hockley will be used to fund remaining construction costs and provide working capital.

Note 17. Subsequent Events

     Subsequent to June 30, 2008, the end of the second quarter for Levelland Hockley, ethanol prices declined significantly. At June 30, 2008, the fair market value of ethanol per gallon was approximately $2.89. At July 31, 2008, the fair market value of ethanol per gallon was approximately $2.33. At June 30, 2008, the fair market value of corn and sorghum per bushel was approximately $6.50. At July 31, 2008, the fair market value of corn and sorghum per bushel was approximately $7.60.

     On August 4, 2008, the Company’s Board of Directors increased the authorized number of shares that can be repurchased by 500,000 shares.

     On September 5, 2008 the Company sold vacant land adjacent to its Cheyenne, Wyoming warehouse for approximately $848,000. The carrying value of this land is approximately $140,000.

     In September 2008, Hurricane Gustav caused damage to a minimum of two of the Company’s stores. The Company is evaluating the related damage to other stores in the area. The Company does not believe that the impact of business interruption or required repairs to damaged stores will have a material impact on future results of operations. However, until the Company is able to complete a thorough evaluation of storm damage to all of its stores, it cannot estimate the impact of the storm damage on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We are a specialty retailer in the consumer electronics/appliance industry. As of July 31, 2008, we operated 110 stores in 33 states, predominantly in small to medium-sized markets under the trade name "REX". We recently initiated a strategic alternative review process for our retail segment. We expect to consider and evaluate a broad range of alternatives during this process.

     In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. As we continue to seek to diversify sources of revenue and earnings, we have current investments in four entities as of July 31, 2008, utilizing both debt and equity investments.

     Since fiscal year 1998, we invested in three entities which owned facilities producing synthetic fuel. These entities earned federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We have sold our entire ownership interest in these entities in prior years, and as a result, receive payments in connection with production of synthetic fuel. These entities are no longer eligible to receive Section 25/45K income tax credits subsequent to December 31, 2007 and the facilities have permanently ceased operations.

Fiscal Year

     All references in this report to a particular fiscal year are to REX's fiscal year ended January 31. For example, "fiscal year 2008" means the period February 1, 2008 to January 31, 2009.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Three Months		Six Months
	Ended		Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net sales and revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.3	68.2	76.6	68.3
Gross profit	19.7	31.8	23.4	31.7
Selling, general and administrative expenses	(19.6)	(30.7)	(24.1)	(30.3)
Interest income	0.8	4.1	1.2	3.4
Interest expense	(1.3)	(0.1)	(0.9)	(0.1)
Loss on early termination of debt	-	-	-	(0.6)
Gains on sale of real estate	-	0.2	-	0.1
Equity in income of unconsolidated ethanol affiliates	1.3	0.9	1.7	1.5
Income from synthetic fuel investments	-	7.1	0.6	10.5
Unrealized and realized gains on derivative financial
instruments, net	1.4	-	1.2	-
Income from continuing operations before
provision for income taxes, minority interest and
discontinued operations	2.3	13.3	3.1	16.2
Provision for income taxes	0.7	5.3	0.9	6.4
Minority interest	-	-	0.2	-
Income from continuing operations	1.6	8.0	2.4	9.8
Loss from discontinued operations, net of tax	(0.1)	(1.2)	(0.2)	(1.6)
Gain on disposal of discontinued operations, net of tax	0.3	5.3	0.2	5.6
Net income	1.8%	12.1%	2.4%	13.8%

Business Segment Results

     As discussed in Note 16, our chief operating decision maker (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit includes realized and unrealized gains and losses on derivative financial instruments. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

     Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

     The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales and revenue:
Retail	$42,513	$47,915	$88,174	$96,485
Alternative energy	24,857	-	26,024	-
Total net sales and revenues	$67,370	$47,915	$114,198	$96,485

Segment gross profit:
Retail	$12,658	$15,221	$25,977	$30,618
Alternative energy	634	-	690	-
Total gross profit	$13,292	$15,221	$26,667	$30,618

Segment profit:
Retail segment profit	$774	$1,897	$1,635	$3,711
Alternative energy segment profit	983	746	1,406	2,152
Corporate expense	(579)	(865)	(1,112)	(1,476)
Interest expense	(100)	(34)	(221)	(723)
Interest income	478	1,213	1,140	1,839
Income from synthetic fuel investments	-	3,406	670	10,139
Income from continuing operations
before income taxes and minority
interest	$1,556	$6,363	$3,518	$15,642

Retail

     The retail segment includes all of our store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

     The net sales and revenue from our retail segment are discussed in the Comparison of Three Months and Six Months Ended July 31, 2008 and 2007 discussion below.

     Retail segment profit decreased $1.1 million (59.2%) to $0.8 million in the second quarter of fiscal year 2008 from $1.9 million in the second quarter of fiscal year 2007. The decrease in segment profit was primarily related to lower gross profit of approximately $2.6 million, generally reflecting lower sales and lower gross margin percentages. Gross profit percentages were 29.8% and 31.8% for the quarters ended July 31, 2008 and 2007, respectively. This unfavorable result was partially offset by lower payroll expenses of approximately $1.0 million and lower advertising expenses of approximately $0.4 million.

The decline in sales led to lower sales commissions paid during the second quarter of fiscal year 2008. Advertising expenses were lower in the second quarter as a result of our continuing emphasis to decrease spending in response to the lower sales.

     Retail segment profit decreased $2.1 million (55.9%) to $1.6 million in the first six months of fiscal year 2008 from $3.7 million in the first six months of fiscal year 2007. The decrease in segment profit was primarily related to lower gross profit of approximately $4.7 million, generally reflecting lower sales and lower gross margin percentages. Gross profit percentages were 29.5% and 31.7% for the six months ended July 31, 2008 and 2007, respectively. This unfavorable result was partially offset by lower occupancy related expenses of approximately $0.5 million, payroll expenses of approximately $1.5 million and lower advertising expenses of approximately $0.4 million. Lower store counts during fiscal year 2008, primarily from the sale and leaseback transaction with Klac and other store closings, were the primary reasons for the decline in occupancy related expenses. The restructuring of our retail operations completed in fiscal year 2007 and lower sales commissions caused payroll expenses to decline during fiscal year 2008. Advertising expenses were lower as a result of our continuing emphasis to decrease spending in response to the lower sales.

Alternative Energy

     The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses.

     Levelland Hockley commenced production operations late in the first quarter of fiscal year 2008, resulting in net sales and revenue in the second quarter of fiscal year 2008 increasing to approximately $24.9 million. Gross profit from these sales was approximately $0.6 million during the second quarter of fiscal year 2008. Gross profit was negatively affected by high grain prices. In addition, the spread between ethanol and grain prices was lower than expected.

     Net sales and revenue for the first six months of fiscal year 2008 were approximately $26.0 million. Gross profit from these sales was approximately $0.7 million. Gross profit was negatively affected by high grain prices. In addition, the spread between ethanol and grain prices was lower than expected. Levelland Hockley is currently attempting to develop improved grain purchasing opportunities during the third quarter of fiscal year 2008.

     The following table summarizes sales from Levelland Hockley by product group (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Ethanol	$20,713	$-	$21,590	$-
Dried distiller grains	2,592	-	2,703	-
Wet distiller grains	1,520	-	1,699	-
Other	32	-	32	-
Total	$24,857	$-	$26,024	$-

     The following table summarizes operating data from Levelland Hockley:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Average selling price per gallon of ethanol	$2.32	$-	$2.31	$-
Average selling price per ton of dried
distiller grains	$182	$-	$182	$-
Average selling price per ton of wet
distiller grains	$48	$-	$48	$-
Average cost per bushel of grain	$5.78	$-	$5.78	$-
Average cost of natural gas (per mmbtu)	$10.52	$-	$10.36	$-

     Segment profit increased $0.2 million (32%) in the second quarter of fiscal year 2008 from $0.7 million in the second quarter of fiscal year 2007. The increase in segment profit was primarily related to unrealized and realized gains on derivative financial instruments of $1.0 million and an increase in income from equity method investments of $0.5 million. These positive results were generally offset by an increase in interest expense of $0.8 million, as Levelland Hockley ceased capitalizing interest on its construction loan upon the commencement of operations in fiscal year 2008, and a decrease in interest income of $0.7 million. The decline in interest income results from our disposition in the third quarter of fiscal year 2007 of our convertible note receivable in Millennium Ethanol, LLC.

     Segment profit decreased $0.8 million (34.7%) to $1.4 million in the first six months of fiscal year 2008 from $2.2 million in the first six months of fiscal year 2007. The decrease in segment profit was primarily related to an increase in interest expense of $0.8 million, as Levelland Hockley ceased capitalizing interest on its construction loan upon the commencement of operations in fiscal year 2008, and a decrease in interest income of $0.7 million. The decline in interest income results from our disposition in the third quarter of fiscal year 2007 of our convertible note receivable in Millennium Ethanol, LLC. Selling, general and administrative expenses increased $1.4 million. The increase results from $1.2 million in increased expenses at Levelland Hockley and $0.2 million in increased expenses at

One Earth. Levelland Hockley commenced production operations late in the first quarter fiscal year 2008 and was a development stage enterprise in the first six months of fiscal year 2007. We purchased One Earth, a development stage enterprise, during the third quarter of fiscal year 2007; thus, there were no expenses attributable to One Earth in the first six months of fiscal year 2007 included in segment profit. Unrealized and realized gains on derivative financial instruments were $1.4 million during the first six months of fiscal year 2008.

Corporate and Other

     Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the retail or alternative energy segments and income from synthetic fuel investments.

     We did not recognize income from synthetic fuel investments in the second quarter of fiscal year 2008 compared to $3.4 million in the second quarter of fiscal year 2007. The decline in current year income results from all synthetic fuel production ceasing during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, we do not expect significant additional income from these sales. We sold our entire membership interest in an entity that operated a synthetic fuel facility in Gillette, Wyoming. During the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility in Gillette, Wyoming. Based on the terms of the modified agreement, we are not currently able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the second quarter of fiscal years 2008 or 2007.

     Selling, general and administrative expenses were $0.6 million in the second quarter of fiscal year 2008, compared to $0.9 million in the second quarter of fiscal year 2007. The decrease in expenses was primarily related to lower executive incentive compensation expense associated with the decline in synthetic fuel income in the second quarter of fiscal year 2008.

     Interest income was $0.5 million in the second quarter of fiscal year 2008 compared to $1.2 million in the second quarter of fiscal year 2007. The decline generally results from lower levels of excess cash in the current year compared to the prior year.

     Income from synthetic fuel investments declined to $0.7 million in the first six months of fiscal year 2008 from $10.1 million in the first six months of fiscal year 2007. Current year income represents the estimated final settlements as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, we do not expect significant additional income from these sales.

     Selling, general and administrative expenses were $1.1 million in the first six months of fiscal year 2008, compared to $1.5 million in the first six months of fiscal year 2007. The decrease in expenses was primarily related to lower executive incentive compensation expense associated with the decline in synthetic fuel income in the first six months of fiscal year 2008.

      Interest income was $1.1 million in the first six months of fiscal year 2008 compared to $1.8 million in the first six months of fiscal year 2007. The decline generally results from lower levels of excess cash in the current year compared to the prior year.

     Interest expense was $0.2 million in the first six months of fiscal year 2008 compared to $0.7 million in the first six months of fiscal year 2007. The decline generally results from charges incurred with the early termination of debt in fiscal year 2007.

Comparison of Three Months and Six Months Ended July 31, 2008 and 2007

     Net sales and revenue in the quarter ended July 31, 2008 were $67.4 million compared to $47.9 million in the prior year’s second quarter, representing an increase of $19.5 million or 40.7%. Net sales and revenue do not include sales from stores classified as discontinued operations.

     The increase was primarily caused by $24.9 million of sales from our alternative energy segment as Levelland Hockley commenced operations late in the first quarter of fiscal year 2008. This positive trend was partially offset by a decrease in closed stores that are classified as continuing operations. Sales from these stores declined by $2.8 million in the second quarter of fiscal year 2008 compared to fiscal year 2007. In addition, we experienced a decrease in comparable store sales of 3.9% for the second quarter of fiscal year 2008. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts.

     The appliance category negatively impacted comparable store sales by 0.5%. The appliance category performance was primarily due to lower sales of air conditioners. The audio category negatively impacted comparable store sales by 0.6%. The video category negatively impacted comparable store sales by 0.8%. Both the audio and video categories have been impacted by lower price points of their respective products, as these products are continuing to become more of a commodity item with very high levels of competition. The television category negatively impacted comparable store sales by 2.0%. Declines in projection and analog television sets outpaced the gains we made in plasma and LCD television sets.

     Net sales and revenue for the first six months of fiscal year 2008 were $114.2 million compared to $96.5 million for the first six months of fiscal year 2007. This represents an increase of $17.7 million or 18.3%. This increase was primarily caused by $26.0 million of sales from our alternative energy segment as Levelland Hockley commenced operations late in the first quarter of fiscal year 2008. This positive trend was partially offset by a decrease in closed stores that are classified as continuing operations. Sales from these stores declined by $5.5 million in the first six months of fiscal year 2008 compared to fiscal year 2007. In addition, we experienced a decrease in comparable store sales of 2.1% for the first six months of fiscal year 2008. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales do not include sales of extended service contracts.

     The appliance product category negatively impacted comparable store sales for the first six months of fiscal 2008 by 0.4%. The appliance category performance was primarily due to lower sales of air conditioners. The audio and video categories negatively impacted comparable store sales for the first six months of fiscal year 2008 by 0.9% and 0.8%, respectively. The audio and video categories results reflect a continuing trend of lower price points of the respective products, as these products are becoming more of a commodity item with very high levels of competition. The television category performance was consistent with the prior year.

     As of July 31, 2008, we operated 110 stores compared to 142 stores one year earlier. We did not open any stores and closed five stores during the first six months of fiscal year 2008. We did not open any stores and closed 51 stores during the first six months of fiscal year 2007.

      At July 31, 2008, we had lease agreements, as landlord/sub landlord, for all or parts of 12 properties. We own nine of these properties and are the tenant/sub landlord for three of the properties. In two of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in seven of the owned properties. We have four owned properties that are vacant at July 31, 2008. We are marketing these vacant properties to lease or sell.

     Gross profit in the second quarter of fiscal year 2008 was $13.3 million (19.7% of net sales and revenue) compared to $15.2 million (31.8% of net sales and revenue) recorded in the second quarter of fiscal year 2007. This represents a decrease of $1.9 million or 12.5%. Gross profit for the quarter ended July 31, 2008, from our retail segment was 29.8% of retail segment sales compared to 31.8% for the quarter ended July 31, 2007. Gross profit for the quarter ended July 31, 2008, from our alternative energy segment was 2.6% of alternative energy segment sales. Gross profit for the first six months of fiscal year 2008 was $26.7 million (23.4% of net sales and revenue) compared to $30.6 million (31.7% of net sales and revenue) for the first six months of fiscal year 2007. Gross profit for the six months ended July 31, 2008, from our retail segment was 29.5% of retail segment sales compared to 31.7% for the six months ended July 31, 2007. Gross profit for the six months ended July 31, 2008, from our alternative energy segment was 2.7% of alternative energy segment sales. Gross profit from our alternative energy segment has been lower than expected as a result of the spread between ethanol and grain prices. Gross profit margin for the second quarter and first half of fiscal year 2008 was negatively impacted by approximately $0.8 million and $1.5 million, respectively, as a result of having 11 net fewer stores compared to the prior year. Extended service contracts contributed gross profit of $2.5 million in the second quarter of fiscal year 2008 compared to $2.8 million in the second quarter of fiscal year 2007. Extended service contracts contributed gross profit of $5.1 million in the first six months of fiscal year 2008 compared to $5.7 million in the first six months of fiscal year 2007. Our direct warranty repair costs were approximately 23% and 16% of extended service contract revenue in the first six months of fiscal years 2008 and 2007, respectively. Warranty repair costs increased during fiscal year 2008, as fiscal year 2007 results include reductions to warranty reserves which fiscal year 2008 results do not include and lower levels of vendor support during the current fiscal year.

     Selling, general and administrative expenses for the second quarter of fiscal year 2008 were $13.2 million (19.6% of net sales and revenue), a decrease of $1.5 million or 10.2% from $14.7 million (30.7% of net sales and revenue) for the second quarter of fiscal year 2007. Selling, general and administrative expenses were $27.5 million (24.1% of net sales and revenue) for the first six months of fiscal year 2008 representing a decrease of $1.8 million or 5.9% from $29.3 million (30.3% of net sales and revenue) for the first six months of fiscal year 2007. The decrease in expenses was primarily a result of lower retail payroll expenses of $1.6 million, reflecting the restructuring of our retail operations completed in fiscal year 2007 and lower sales commissions associated with the sales decline. In addition, we had lower professional fees of $0.7 million primarily related to fees incurred in connection with the sale leaseback transaction we completed during the first quarter of fiscal year 2007 and lower advertising expenses of $0.4 million, reflecting our continued emphasis on cost reduction. These decreases were partially offset by an increase in selling, general and administrative expenses from Levelland Hockley of $0.3 million as Levelland Hockley began operations during the first quarter of fiscal year 2008. Rent expense was $0.4 million higher during the first six months of fiscal year 2008, reflecting a full six months of rent from the sale leaseback transaction we completed in fiscal year 2007.

     Interest income was $519,000 and $1,976,000 for the second quarter of fiscal years 2008 and 2007 respectively. Lower levels of excess cash accounted for approximately $848,000 of the decrease while our disposition in the third quarter of fiscal year 2007 of our convertible note receivable in Millennium Ethanol, LLC accounted for approximately $585,000 of the decrease.

     Interest income was $1,373,000 and $3,269,000 for the first six months of fiscal years 2008 and 2007 respectively. Our disposition in the third quarter of fiscal year 2007 of our convertible note receivable in Millennium Ethanol, LLC accounted for approximately $1,149,000 of the decrease. Lower levels of excess cash accounted for approximately $742,000 of the decrease.

     Interest expense was $897,000 for the second quarter of fiscal year 2008 compared to $34,000 for the second quarter of fiscal year 2007. The quarterly increase results from ceasing of interest capitalization on the Levelland Hockley credit facility subsequent to the commencement of operations at that plant. Interest expense was $1,018,000 for the first six months of fiscal year 2008 compared to $108,000 for the first six months of fiscal year 2007. Interest expense for the first six months of fiscal year 2008 has increased, primarily from the ceasing of interest capitalization on the Levelland Hockley credit facility subsequent to the commencement of operations at that plant.

      We paid off approximately $15.6 million of debt in connection with the real estate sale and leaseback transaction with Klac. As a result, we incurred prepayment penalties and the write off of prepaid loan fees totaling approximately $607,000 during the first six months of fiscal year 2007.

     On April 30, 2007, we completed a transaction for the sale of 86 of our current and former store locations to Klac for $74.5 million in cash, before selling expenses. We also entered into agreements to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either Klac or REX may terminate a lease after the initial six months of the initial lease term on 28 of the leases, 14 of which were terminated in fiscal year 2007 and one of which was terminated in fiscal year 2008. We also entered into license agreements with Klac for 15 of the properties that allowed us to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, we vacated the 15 properties.

     This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $0.4 million and $4.0 million was recognized in the second quarter of fiscal years 2008 and 2007, respectively. During the first six months of fiscal years 2008 and 2007, we recognized $0.7 million and $7.1 millions, respectively of the gain. We had a deferred gain of $4.7 million and $7.7 million at July 31, 2008 and 2007, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains and losses recognized during the second quarter and first six months of fiscal years 2008 and 2007 (amounts in thousands):

	Three Months Ended		Six Months Ended
Classification of Gain	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

Continuing Operations	$335	$475	$659	$1,154
Discontinued Operations	74	3,527	86	5,974

Total Pre-Tax Gain	$409	$4,002	$745	$7,128

     The following table summarizes the components of the sale and leaseback transaction (amounts in thousands):

	Number of
Property Category	Properties	Deferred Gain	Recognized Gain

Vacated	61	$-	$7,680
Leased until January 31, 2010	12	3,548	470

Leased until January 31, 2010
(6 month kickout clause)	13	1,133	1,974
Total	86	$4,681	$10,124

     During the second quarter of fiscal years 2008 and 2007, we recognized income of approximately $874,000 and $412,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively. During the first six months of fiscal years 2008 and 2007, we recognized income of approximately $1,922,000 and $1,522,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively.

     Income from continuing operations for the first six months of fiscal year 2008 includes approximately $0.7 million of income from the sales of our entire partnership interests in Colona SynFuel Limited Partnership, L.L.L.P., (Colona) and Somerset Synfuel, L.P. (Somerset). This income represents the estimated final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, we do not expect additional income from these sales. During the second quarter and first six months of fiscal year 2007, we recorded approximately $3.4 million and $10.1 million, respectively of pre-tax investment income from these sales.

     We also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the first six months of fiscal years 2008 or 2007.

     Below is a table summarizing the income recognized from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Three Months Ended		Six Months Ended

	July 31,		July 31,
	2008	2007	2008	2007

February 1, 1999 Colona sale	$-	$949	$186	$2,894
July 31, 2000 Colona sale	-	757	149	2,309
May 31, 2001 Colona sale	-	673	132	2,052
October 1, 2005 Somerset sale	-	1,027	203	2,884
	$-	$3,406	$670	$10,139

     Our effective tax rate was 30.1% and 40.3% for the second quarter of fiscal years 2008 and 2007, respectively. Our effective tax rate was 28.3% and 39.4% for the first six months of fiscal years 2008 and 2007, respectively. The decrease is primarily a result of a reduction in the reserve for uncertain tax positions during fiscal year 2008, related to the expiration of the statute of limitations in certain states and the recognition of a federal tax credit that is earned by Levelland Hockley as a small ethanol producer. We expect our effective tax rate to be in a range between 28% and 35% for the remainder of fiscal year 2008.

     Minority interest of ($36,000) and $54,000 for the quarters ended July 31, 2008 and 2007, respectively and $187,000 and ($41,000) for the six months ended July 31, 2008 and 2007, respectively, represents the owners’ (other than REX) share of the income or loss of Levelland Hockley County Ethanol, LLC and One Earth Energy, LLC.

     During the quarter and six months ended July 31, 2008 we closed one and five stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $41,000 for the second quarter of fiscal year 2008 compared to $587,000 for the second quarter of fiscal year 2007. We had a loss from discontinued operations, net of tax benefit, of $173,000 for the first six months of fiscal year 2008 compared to $1,510,000 for the first six months of fiscal year 2007.

     One property classified as discontinued operations was sold during the second quarter of fiscal year 2008, resulting in a gain, net of tax expense of $0.2 million for the quarter and six months ended July 31, 2008. Primarily as a result of the previously discussed sale and leaseback with Klac we had a gain from discontinued operations, net of tax expense, of approximately $2.5 million for the second quarter of fiscal year 2007 and approximately $5.4 million for the first six months of fiscal year 2007.

     As a result of the foregoing, net income for the second quarter of fiscal year 2008 was $1.2 million, a decrease of $4.6 million from $5.8 million for the second quarter of fiscal year 2007. Net income for the first six months of fiscal year 2008 was $2.7 million, a decrease of $10.6 million from $13.3 million for the first six months of fiscal year 2007.

Liquidity and Capital Resources

     Net cash used in operating activities was approximately $3.7 million for the first six months of fiscal year 2008, compared to $17.8 million for the first six months of fiscal year 2007. For the first six months of fiscal year 2008, cash was provided by net income of $2.7 million, adjusted for the impact of $0.7 million for gains on our installment sales of the limited partnership interests, the gain on the disposal of real estate and property and equipment of $0.2 million and non-cash items of $4.5 million, which consisted of depreciation and amortization, income from equity method investments, deferred income, unrealized gains on derivative financial instruments, other items and the deferred income tax provision. In addition, accounts payable provided cash of $18.0 million, primarily a result of changes in inventory levels and extended terms from certain vendors in our retail segment and Levelland Hockley commencing operations in the current fiscal year. The increase in inventory of $9.5 million was primarily due to seasonal fluctuations in our retail segment and Levelland Hockley commencing operations in the current fiscal year. The primary use of cash was a decrease in other liabilities of $10.0 million; primarily a result of payments related to synthetic fuel obligations, incentive compensation and other payroll and sales tax payments being made in the first quarter of fiscal year 2008.

     For the first six months of fiscal year 2007, cash was provided by net income of $13.3 million, adjusted for the impact of $10.1 million for gains on our installment sales of the limited partnership interests, the gain on the disposal of real estate and property and equipment of $9.0 million and non-cash items of $3.4 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $16.3 million, primarily a result of changes in inventory levels and extended terms from certain vendors. The primary use of cash was an increase in inventory of $14.2 million primarily due to seasonal fluctuations. The inventory increase from January 31, 2007 primarily results from higher television and air conditioner levels. Accounts receivable increased $1.2 million, primarily a result of the timing of customer payments. The other use of cash was an increase in other assets of $9.6 million.

     At July 31, 2008, working capital was $80.1 million compared to $132.3 million at January 31, 2008. This decrease is primarily a result of the ethanol plant construction expenditures at the Levelland Hockley and One Earth facilities and treasury stock purchases. The ratio of current assets to current liabilities was 2.0 to 1 and 3.2 to 1 at July 31, 2008 and January 31, 2008, respectively.

     Cash of $62.1 million was used in investing activities for the first six months of fiscal year 2008, compared to cash provided of $76.6 million for the first six months of fiscal year 2007. During the first six months of fiscal year 2008, we received proceeds of $1.2 million from the installment sales of our ownership interests in synthetic fuel entities and $1.1 million from the sale of real estate and property and equipment. We had capital expenditures of approximately $61.7 million during the first six months of fiscal year 2008, primarily related to construction at the Levelland Hockley and

One Earth ethanol plants. We deposited $2.8 million in escrow accounts (restricted cash) in connection with the final draw on Levelland Hockley’s construction loan.

     Cash of $76.6 million was provided by investing activities for the first six months of fiscal year 2007. We received proceeds of $79.7 million from the sale and leaseback transaction with Klac and other real estate sales and $15.1 million from the installment sales of our ownership interests in synthetic fuel entities. We purchased an ethanol related note of $3.0 million during the first six months of fiscal year 2007. We had capital expenditures of approximately $15.2 million during the first six months of fiscal year 2007, primarily related to the Levelland/Hockley County Ethanol, LLC ethanol plant construction.

     Cash provided by financing activities totaled approximately $17.7 million for the first six months of fiscal year 2008 compared to cash used of $11.5 million for the first six months of fiscal year 2007. Cash of approximately $2.2 million was used to repay debt and capital lease obligations. Cash was provided by new debt borrowings at Levelland Hockley and One Earth of $28.7 million. Cash of approximately $9.1 million was also used to acquire 706,000 shares of our common stock. As of July 31, 2008, we had approximately 9,000 authorized shares remaining available for purchase under the stock buy-back program. Subsequent to the end of the second quarter of fiscal year 2008, our board of directors authorized us to repurchase an additional 500,000 shares of our common stock.

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

     In June 2006, Levelland Hockley entered into an agreement with a designer/builder for the construction of Levelland’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $58.5 million, of which $56.4 million has been spent through July 31, 2008. We expect to pay the remaining amounts due from our restricted cash which is deposited in an escrow account.

     On July 25, 2002, Levelland Hockley entered into an agreement with RIO Technical Services, Inc., (“RIO”) regarding the planning, financing, design and construction of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland Hockley. We estimate that fees for these services will be approximately $3.0 million, of which approximately $2.3 million has been spent through July 31, 2008. We expect to pay the remaining amounts due from our restricted cash which is deposited in an escrow account.

     We believe Levelland Hockley has sufficient working capital and credit availability to fund these commitments.

     Subsequent to June 30, 2008, the end of the second quarter for Levelland Hockley, ethanol prices declined significantly. At June 30, 2008, the fair market value of ethanol per gallon was approximately $2.89. At July 31, 2008, the fair market value of ethanol per gallon was approximately $2.33.

At June 30, 2008, the fair market value of corn and sorghum per bushel was approximately $6.50. At July 31, 2008, the fair market value of corn and sorghum per bushel was approximately $7.60.

     In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120.2 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $69.2 million has been spent through July 31, 2008. One Earth has also entered other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of July 31, 2008. The total of other incomplete construction and facility related contracts is approximately $11.7 million, of which approximately $6.4 million has been spent through July 31, 2008.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On May 2, 2008, Layne filed a lawsuit against Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) in the United States District Court of Kansas at Kansas City, KS. On May 19, 2008, Layne amended its original complaint. Levelland Hockley entered into a lease agreement with Layne for certain water treatment equipment for its ethanol plant. Layne is suing Levelland Hockley for interest on late lease payments, repossession of the water treatment facility that is the subject of the lease and that all lease payments due under the lease should be accelerated and be immediately due and payable. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend against them.

Item 1A. Risk Factors

     During the quarter ended July 31, 2008, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs (1)	or Programs (1)
May 1-31, 2008	73,600	$15.94	73,600	142,000
June 1-30, 2008	244,800	$13.48	244,800	397,200
July 1-31, 2008	388,061	$11.80	388,061	9,139
Total	706,461	$12.81	706,461	9,139

(1)	On June 20, 2008, we completed the purchase of our common stock under a previously announced authorization. On June 23, 2008, we announced we had authorization to purchase up to 500,0000 shares from time to time in private or market transactions at prevailing market prices. At July 31, 2008, a total of 9,139 shares remained available to purchase under this authorization. On August 4, 2008 the Company announced its Board of Directors had authorized the Company to purchase up to an additional 500,000 shares from time to time in private or market transactions at prevailing market prices.

Item 6. Exhibits.

     The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	September 9, 2008
(Stuart A. Rose)	(Chief Executive Officer)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	September 9, 2008
(Douglas L. Bruggeman)	(Chief Financial Officer)