Form 10-Q
period 2008-10-31
REX STORES CORP
filed 2008-12-09
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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
Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X)

At the close of business on December 8, 2008, the registrant had 9,541,310 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	October 31, 2008	January 31, 2008	October 31, 2007

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$66,215	$127,716	$102,966
Restricted cash	1,318	-	-
Accounts receivable, net	4,643	1,877	1,317
Synthetic fuel receivable	-	573	1,683
Inventory, net	56,554	49,933	78,427
Prepaid expenses and other	3,677	2,492	1,550
Deferred taxes	9,801	10,599	6,619

Total current assets	142,208	193,190	192,562
Property and equipment, net	221,967	136,505	91,634
Assets held for sale, net	92	-	522
Other assets	12,861	14,803	14,630
Goodwill	-	1,322	1,322
Deferred taxes	21,929	21,929	25,943
Equity method investments	41,549	38,748	39,010
Investments in marketable equity securities	-	-	27,926
Restricted investments	2,503	2,481	2,462

Total assets	$443,109	$408,978	$396,011

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,393	$4,101	$3,741
Accounts payable, trade	38,539	27,253	35,411
Deferred income	12,485	14,448	14,472
Deferred gain on sale and leaseback	1,655	1,436	1,730
Other current liabilities	6,715	13,617	13,315

Total current liabilities	65,787	60,855	68,669

Long-term liabilities:
Long-term debt and capital lease obligations	84,517	35,224	24,218
Deferred income	14,250	17,172	16,958
Deferred gain on sale and leaseback	3,886	4,493	5,187
Derivative financial instruments	1,359	2,601	-
Other	1,176	4,313	619

Total long-term liabilities	105,188	63,803	46,982

Minority interest in consolidated subsidiaries	25,659	27,729	28,568
Shareholders’ equity:
Common stock	299	298	298
Paid-in capital	142,310	141,357	143,682
Retained earnings	287,711	285,629	279,772
Treasury stock	(183,845)	(170,693)	(171,960)

Total shareholders’ equity	246,475	256,591	251,792

Total liabilities and shareholders’ equity	$443,109	$408,978	$396,011

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Income
Unaudited

	Three Months Ended October 31,		Nine Months Ended October 31,

	2008	2007	2008	2007

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$63,679	$53,402	$175,788	$146,852
Cost of sales (excluding retail segment depreciation)	54,038	38,210	140,032	101,933

Gross profit	9,641	15,192	35,756	44,919
Selling, general and administrative expenses	(13,671)	(14,165)	(40,505)	(42,612)
Interest income	363	1,503	1,732	4,772
Interest expense	(1,074)	(47)	(2,093)	(147)
Loss on early termination of debt	(9)	-	(9)	(557)
Gains on sale of real estate, net	2,279	125	2,279	876
Equity in income of unconsolidated ethanol affiliates	1,044	535	2,966	2,057
Realized and unrealized investment gains, net	-	17,118	-	17,118
Income (loss) from synthetic fuel investments	21	(1,860)	691	8,279
Unrealized and realized (losses) gains on derivative financial instruments, net	(947)	-	481	-

(Loss) income from continuing operations before benefit (provision) for income taxes, minority interest and discontinued operations	(2,353)	18,401	1,298	34,705
Benefit (provision) for income taxes	50	(7,119)	(970)	(13,380)
Minority interest	1,878	32	2,070	(12)

(Loss) income from continuing operations	(425)	11,314	2,398	21,313
Loss from discontinued operations, net of tax	(225)	(535)	(507)	(2,171)
Gain on disposal of discontinued operations, net of tax	-	3,887	191	8,868

Net (loss) income	$(650)	$14,666	$2,082	$28,010

Weighted average shares outstanding – basic	9,937	10,433	10,389	10,509

Basic (loss) income per share from continuing operations	$(0.05)	$1.08	$0.23	$2.03
Basic loss per share from discontinued operations	(0.02)	(0.04)	(0.05)	(0.20)
Basic income per share on disposal of discontinued operations	-	0.37	0.02	0.84

Basic net (loss) income per share	$(0.07)	$1.41	$0.20	$2.67

Weighted average shares outstanding – diluted	9,937	11,750	11,029	11,864

Diluted (loss) income per share from continuing operations	$(0.05)	$0.96	$0.22	$1.79
Diluted loss per share from discontinued operations	(0.02)	(0.04)	(0.05)	(0.18)
Diluted income per share on disposal of discontinued operations	-	0.33	0.02	0.75

Diluted net (loss) income per share	$(0.07)	$1.25	$0.19	$2.36

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

			(In Thousands)
Balance at January 31, 2008	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$256,591

Net income						2,082	2,082

Treasury stock acquired			1,332	(15,496)			(15,496)

Stock based compensation					967		967

Stock options exercised and related tax effects	40	1	(259)	2,344	(14)	-	2,331

Balance at October 31, 2008	29,853	$299	20,167	$(183,845)	$142,310	$287,711	$246,475

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Shareholders’ Equity
Unaudited

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2007	29,513	$295	19,089	$(161,092)	$139,337	$252,249	$-	$230,789

Net income						28,010		28,010

Cumulative effect of adopting FIN 48						(287)		(287)

Treasury stock acquired			682	(12,870)				(12,870)

Stock based compensation					1,065			1,065

Stock options exercised and related tax effects	244	3	(234)	2,002	3,280			5,285

Minority interest distribution						(200)		(200)

Unrealized holding gains, net of tax							9,717	9,717

Reclassification adjustment for net gains included in net income, net of tax	-	-	-	-	-	-	(9,717)	(9,717)

Balance at October 31, 2007	29,757	$298	19,537	$(171,960)	$143,682	$279,772	$-	$251,792

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Nine Months Ended October 31,

	2008	2007

	(In Thousands)
Cash flows from operating activities:
Net income	$2,082	$28,010
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,551	2,043
Income from equity method investments	(2,966)	(2,057)
Income from synthetic fuel investments	(691)	(8,279)
Realized and unrealized gains on investments	-	(17,118)
Gain on disposal of real estate and property and equipment	(3,279)	(15,182)
Dividends received from equity method investees	400	525
Deferred income	(5,273)	(4,577)
Realized and unrealized gains on derivative financial instruments, net	(735)	-
Other	369	1,128
Deferred income tax	798	2,875
Changes in assets and liabilities:
Accounts receivable	(2,766)	658
Inventory	(6,621)	(8,349)
Other assets	1,635	5,451
Accounts payable, trade	(1,490)	5,852
Other liabilities	(10,547)	4,916

Net cash used in operating activities	(26,533)	(4,104)

Cash flows from investing activities:
Capital expenditures	(75,903)	(26,194)
Proceeds from sale of synthetic fuel investments	1,264	15,434
Purchase of investments	-	(20,000)
Repayment of note receivable	-	5,000
Acquisition, net of cash acquired	-	8,546
Proceeds from sale of real estate and property and equipment	6,379	92,911
Proceeds from sale of investments	-	4,782
Restricted cash and investments	(1,340)	(56)

Net cash (used in) provided by investing activities	(69,600)	80,423

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(4,425)	(22,646)
Proceeds from long-term debt	53,088	15,681
Stock options exercised	1,453	3,445
Treasury stock acquired	(15,496)	(12,870)
Other	12	29

Net cash provided by (used in) financing activities	34,632	(16,361)

Net (decrease) increase in cash and cash equivalents	(61,501)	59,958
Cash and cash equivalents, beginning of period	127,716	43,008

Cash and cash equivalents, end of period	$66,215	$102,966

Non cash investing activities – Accrued capital expenditures	$12,776	$4,446
Non cash investing activities – Assets acquired by capital leases	$2,922	$-
Non cash investing activities – Non cash proceeds from investment sale	$-	$38,194

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2008

Note 1. Consolidated Condensed Financial Statements

          The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2008 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008 (fiscal year 2007). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

          Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX Stores Corporation and its wholly and majority owned subsidiaries and all variable interest entities where the Company has been determined to be the primary beneficiary. During the second quarter of fiscal year 2007, the Company acquired additional membership units giving it a majority ownership interest in Levelland Hockley County Ethanol, LLC (“Levelland Hockley”). Levelland Hockley qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary of Levelland Hockley, and in accordance with FIN 46R, the Company consolidated Levelland Hockley effective with the third quarter of fiscal year 2006. The Company includes the results of operations of Levelland Hockley in its Consolidated Condensed Statement of Income on a delayed basis of one month. Levelland Hockley commenced operations during the first quarter of fiscal year 2008.

          During the third quarter of fiscal year 2007, the Company acquired a majority ownership interest in One Earth Energy, LLC (“One Earth”). The Company includes the results of One Earth in its Consolidated Condensed Statement of Income on a delayed basis of one month.

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, inventory reserves, the fair value of derivative financial instruments, reserves for litigation and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

          The Company recognized income from synthetic fuel partnership sales as production was completed and collectibility of receipts was reasonably assured. The Company was paid for actual tax credits earned as the synthetic fuel was produced with the exception of production at the Pine Mountain (Gillette) facility. The Company estimated the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 11 for a further discussion of synthetic fuel partnership sales.

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

Vendor Allowances and Advertising Costs

          Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold or advertising expense when the related product is sold or expense incurred. Advertising costs are expensed as incurred.

Selling, General and Administrative Expenses

          The Company includes store expenses from its retail segment (such as payroll and occupancy costs), as well as advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

          The Company includes non-production related costs from its alternative energy segment such as utilities, property taxes and certain payroll in selling, general and administrative expenses.

Interest Cost

          Interest expense of $2,093,000 for the nine months ended October 31, 2008 is net of approximately $736,000 of interest capitalized. Interest expense of $147,000 for the nine months ended October 31, 2007 is net of approximately $1,261,000 of interest capitalized. Cash paid for interest for the nine months ended October 31, 2008 and 2007 was approximately $1,592,000 and $1,624,000, respectively.

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

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $0.7 million and $9.4 million for the nine months ended October 31, 2008 and 2007, respectively. See Note 13 for a discussion of FIN 48.

Restricted Cash

          Cash of $1.3 million has been deposited into an escrow account for payment of retainage and other related liabilities associated with the construction of the Levelland Hockley ethanol plant. The Company expects to pay these amounts from the escrow account within the next twelve months.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Retail segment inventory includes certain costs associated with purchasing, warehousing and transporting merchandise. Reserves are established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. The components of inventory at October 31, 2008, January 31, 2008 and October 31, 2007 are as follows (amounts in thousands):

	October 31, 2008	January 31, 2008	October 31, 2007

Retail merchandise, net	$54,730	$49,933	$78,427
Ethanol and other finished goods, net	453	-	-
Work in process, net	533	-	-
Grain and other raw materials	838	-	-

Total	$56,554	$49,933	$78,427

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

Goodwill

          Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are reviewed at least annually for impairment. SFAS 142 requires that goodwill be tested for impairment annually using the “fair value” methodology. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

          As a result of continuing losses incurred by Levelland Hockley and the decreasing spread between ethanol and grain prices, which negatively impacted profitability, the Company performed an interim goodwill impairment analysis during the third quarter of fiscal year 2008. Based upon this interim review of goodwill, the Company recorded an impairment charge of $1.3 million during the third quarter of fiscal year 2008, which represented the entire goodwill balance. The impairment charge is included in selling, general and administrative expenses in the Consolidated Condensed Statement of Income and relates to the Company’s alternative energy segment.

Recently Issued Accounting Standards

          During the nine months ended October 31, 2008, the Company did not change any of its existing accounting policies with the exception of adopting SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”) on February 1, 2008.

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

          Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement will not have a significant effect on its financial condition or results of operations.

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

Note 3. Comprehensive (Loss) Income

          Comprehensive (loss) income includes net (loss) income and unrecognized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive (loss) income are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007

Net (loss) income	$(650)	$14,666	$2,082	$28,010
Unrealized holding gains on available for sale securities (net of $5,956 of tax)	-	-	-	9,717
Reclassification adjustment for net gains included in net income (net of $5,956 of tax)	-	(9,717)	-	(9,717)

Total comprehensive (loss) income	$(650)	$4,949	$2,082	$28,010

Note 4. Sale and Leaseback Transaction and Other Leases

          On September 16, 2008, the Company completed a transaction for the sale and partial leaseback of its Cheyenne, Wyoming distribution center under a three year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.6 million (net of expenses) resulted from this sale. The Company has also deferred approximately $0.8 million of the gain at October 31, 2008, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

          On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former retail store locations to KLAC REX, LLC (“Klac”), formerly referred to as Coventry Real Estate Investments, LLC (“Coventry”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either the Company or Klac may terminate a lease after the initial six months of the initial lease term (with two months notice) on 28 of the leases, 14 of which were terminated in fiscal year 2007 and two of which were terminated in fiscal year 2008. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the properties. The Company and Klac modified the lease agreement during fiscal year 2008 for one store which eliminated the two month early termination clause.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $0.3 million and $1.3 million was recognized in the third quarter of fiscal years 2008 and 2007, respectively. During the first nine months of fiscal years 2008 and 2007, the Company recognized $1.1 million and $8.4 million, respectively of the gain. The Company had a deferred gain of $4.4 million and $6.4 million at October 31, 2008 and 2007, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains recognized for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
Classification of Gain	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007

Continuing Operations	$323	$491	$971	$1,357
Discontinued Operations	-	825	97	7,086

Total Pre-Tax Gain	$323	$1,316	$1,068	$8,443

          The following table summarizes the components of the sale and leaseback transaction at October 31, 2008 (dollar amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	62	$-	$7,711
Leased until January 31, 2010	13	3,529	876
Leased until January 31, 2010 (2 month termination clause)	11	829	1,860

Total	86	$4,358	$10,447

          Future amortization of the deferred gain is as follows (amounts in thousands):

Years Ended January 31,	Amortization

Remainder of 2009	$324
2010	1,294
2011	539
2012	539
2013	539
Thereafter	1,123

Total	$4,358

          On July 28, 2006, the Company completed a transaction for the sale and leaseback of one store under an initial three-year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.7 million (net of expenses) resulted from this sale. The Company has also deferred approximately $0.4 million of the gain at October 31, 2008, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

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

          The following table is a summary of future rental activity under operating leases (amounts in thousands):

Years Ended January 31	Minimum Rentals	Gain Amortization	Sublease Income	Total

Remainder of January 31, 2009	$1,567	$(415)	$(50)	$1,102
2010	4,695	(1,662)	(134)	2,899
2011 (a)	3,141	(906)	(70)	2,165
2012 (a)	2,591	(795)	(5)	1,791
2013 (a)	2,214	(640)	-	1,574
Thereafter (a)	4,163	(1,123)	-	3,040

Total	$18,371	$(5,541)	$(259)	$12,571

(a)

Amounts include minimum rentals related to lease renewal options assumed to be exercised in the amounts of $2,214,000 for the fiscal years ended January 31, 2011, 2012 and 2013 and $4,163,000 for the thereafter category.

Note 5. Fair Value

          Effective February 1, 2008, the Company adopted SFAS 157, which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting SFAS 157 because the Company held no financial instruments in which a gain or loss at inception was deferred. For additional information on how the Company measures fair value, see Note 2. Financial assets and liabilities measured at fair value at October 31, 2008 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$65,284	$-	$-	$65,284
Restricted Investments	1,571	-	-	1,571

Total Assets	$66,855	$-	$-	$66,855

Derivative Liabilities	$-	$1,866	$-	$1,866

Total Liabilities	$-	$1,866	$-	$1,866

Note 6. Business Combinations

          On October 30, 2007, the Company acquired 74% of the outstanding membership units of One Earth Energy, LLC (“One Earth”). The results of One Earth’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. The aggregate purchase price was $50.8 million, all of which was cash. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Cash	$59,313
Property, plant and equipment	9,899
Prepaid expenses	307
Prepaid loan fees	1,012

Total assets acquired	70,531
Current liabilities	(1,922)
Long term debt	(1,010)
Minority interest	(16,832)

Net purchase price	$50,767

          Prepaid loan fees have an estimated useful life of 6 years. One Earth is a development stage entity that has commenced construction of an ethanol production facility in Gibson City, Illinois, which has a design capacity of 100 million gallons of ethanol annually. The Company expects One Earth to begin ethanol production by the second quarter of fiscal year 2009.

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

	Three Months Ended October 31, 2007	Nine Months Ended October 31, 2007

Net sales and revenue	$53,402	$146,852
Net income	$14,582	$27,804
Basic net income per share	$1.40	$2.65
Diluted net income per share	$1.24	$2.34

Note 7. Other Assets

          The components of other assets at October 31, 2008, January 31, 2008 and October 31, 2007 are as follows (amounts in thousands):

	October 31, 2008	January 31, 2008	October 31, 2007

Prepaid loan fees	$4,761	$5,187	$5,071
Prepaid commissions	7,896	9,208	9,221
Equipment deposit	-	293	-
Other	204	115	338

Total	$12,861	$14,803	$14,630

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

Note 8. Long Term Debt and Interest Rate Swaps

          During the first nine months of fiscal year 2008, Levelland Hockley borrowed $19.8 million under its construction loan agreement to fund construction of its ethanol plant. During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments will be due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (7.1% at October 31, 2008), adjusted monthly through the maturity date.

          Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million during fiscal year 2007. The swap effectively fixed the variable interest rate, for the first two years, of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commenced as of May 31, 2008 and terminate on May 31, 2010. At October 31, 2008, the Company has recorded a liability of $407,000 related to the fair value of the swap. The change in fair value was recorded in the Consolidated Condensed Statements of Income.

          During the first nine months of fiscal year 2008, One Earth borrowed $32.8 million under its construction loan agreement to fund construction of its ethanol plant.

          One Earth entered into a forward interest rate swap in the notional amount of $50.0 million during fiscal year 2007. The swap effectively fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9%. The swap settlements commence as of July 31, 2009 and terminate on July 8, 2014. At October 31, 2008, the Company has recorded a liability of $1,459,000 related to the fair value of the swap. The change in fair value was recorded in the Consolidated Condensed Statements of Income.

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

          The total intrinsic value of options exercised during the nine months ended October 31, 2008 and 2007 was approximately $2.2 million and $4.9 million, respectively, resulting in tax deductions of approximately $0.9 million and $1.7 million, respectively. The following table summarizes options exercised and canceled or expired during the nine months ended October 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2008	3,016,422	$9.16
Exercised	(299,021)	$4.86
Forfeited	(2,400)	$12.64

Outstanding at October 31, 2008	2,715,001	$9.63	3.0	$1,548
Exercisable at October 31, 2008	2,661,033	$9.57	2.9	$1,548

          At October 31, 2008, there was approximately $0.4 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 0.6 years.

Note 10. (Loss) Income Per Share from Continuing Operations

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended October 31, 2008			Nine Months Ended October 31, 2008

	(Loss)	Shares	Per Share	Income	Shares	Per Share

Basic (loss) income per share from continuing operations	$(425)	9,937	$(0.05)	$2,398	10,389	$0.23

Effect of stock options					640

Diluted (loss) income per share from continuing operations	$(425)	9,937	$(0.05)	$2,398	11,029	$0.22

	Three Months Ended October 31, 2007			Nine Months Ended October 31, 2007

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations	$11,314	10,433	$1.08	$21,313	10,509	$2.03

Effect of stock options		1,317			1,355

Diluted income per share from continuing operations	$11,314	11,750	$0.96	$21,313	11,864	$1.79

          For the three months ended October 31, 2008 and 2007, a total of 2,715,001 shares and 165,119 shares, respectively, and for the nine months ended October 31, 2008 and 2007, a total of 286,536 shares and 165,119 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 11. Synthetic Fuel

          Income from continuing operations for the first nine months of fiscal year 2008 includes approximately $0.7 million of pre-tax investment income from the sales of the Company’s entire partnership interests in Colona SynFuel Limited Partnership, L.L.L.P., (Colona) and Somerset Synfuel, L.P. (Somerset). This income represents the estimated final settlements for calendar year 2007 production as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, the Company does not expect significant additional income from these sales. During the third quarter and first nine months of fiscal year 2007, the Company recorded approximately $1.9 million of loss and $8.3 million of income, respectively, from these sales.

          The Company also sold its membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. The Company did not recognize any income from this sale during the first nine months of fiscal years 2008 or 2007.

          Below is a table summarizing the income (loss) from the sales, net of certain expenses, of the Company’s interests in synthetic fuel entities (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

February 1, 1999 Colona sale	$-	$(738)	$186	$2,156
July 31, 2000 Colona sale	-	(589)	149	1,720
May 31, 2001 Colona sale	-	(523)	132	1,529
October 1, 2005 Somerset sale	21	(10)	224	2,874

	$21	$(1,860)	$691	$8,279

Note 12. Investments

          The following tables summarize investments at October 31, 2008, January 31, 2008 and October 31, 2007 (amounts in thousands):

Debt Securities October 31, 2008
Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

United States Treasury Bill	1.55%	12/11/2008	Held to Maturity	$1,571	$1,571

Debt Securities January 31, 2008
Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

United States Treasury Bill	2.82%	2/28/2008	Held to Maturity	$1,548	$1,548

Debt Securities October 31, 2007
Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

United States Treasury Bill	4.24%	11/29/2007	Held to Maturity	$1,530	$1,530

          There were no unrealized holding gains or losses in fiscal year 2008. On August 29, 2007, US BioEnergy Corporation completed the acquisition of Millennium Ethanol, LLC (“Millennium”). In connection with the acquisition, the Company received 3,693,858 shares of US BioEnergy Common Stock and approximately $4.8 million of cash as total consideration for its interest in Millennium based upon the conversion of the Company’s $14 million convertible secured promissory note, accrued interest and related purchase rights. The Company recorded a realized gain (pre-tax) of $27.4 million as a result of this transaction. During the remainder of the third quarter of fiscal year 2007, the Company recorded an unrealized loss (pre-tax) of $10.3 million related to its holdings of US BioEnergy common stock.

          The Company has approximately $933,000 at October 31, 2008, January 31, 2008 and October 31, 2007 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 3.1%, 6.3% and 5.5% at October 31, 2008, January 31, 2008 and October 31, 2007, respectively.

          The following table summarizes the carrying value of equity method investments at October 31, 2008, January 31, 2008 and October 31, 2007 (amounts in thousands):

Entity	October 31, 2008	January 31, 2008	October 31, 2007

Big River Resources, LLC	$25,357	$22,353	$21,936
Patriot Renewable Fuels, LLC	16,192	16,395	17,074

Total Equity Method Investments	$41,549	$38,748	$39,010

          The Company owns 10% of Big River and 23% of Patriot based upon its capital investment of $20 million in Big River and $16 million in Patriot.

          During the third quarter of fiscal years 2008 and 2007, the Company recorded income of $1,598,000 and $583,000, respectively as its share of earnings from Big River. During the first nine months of fiscal years 2008 and 2007, the Company recorded income of approximately $3.4 million and $2.0 million, respectively, as its share of earnings from Big River.

          The Company has capitalized interest included in equity method investments of $1,408,000 and $980,000 at October 31, 2008 and 2007, respectively, as Patriot completed the construction of its ethanol plant and commenced production operations during the second quarter of fiscal year 2008. During the third quarter of fiscal years 2008 and 2007, the Company recorded a loss of $554,000 (including a $149,000 unrealized loss on interest rate swaps) and $48,000, respectively, as its share of earnings from Patriot. During the first nine months of fiscal years 2008 and 2007, the Company recorded a loss of $439,000 (including a $119,000 unrealized gain on interest rate swaps) and income of $94,000, respectively, as its share of earnings from Patriot. Undistributed earnings of equity method investees totaled approximately $5.0 million and $2.0 million at October 31, 2008 and 2007, respectively.

Note 13. Income Taxes

          The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2004 and prior. Included in the Company’s federal and state income tax returns is its proportionate share of the taxable income or loss of incorporated limited liability companies that have been elected to be treated as partnerships for tax purposes (“pass-through entities”.) The Company’s financial statements do not include any provision or benefit for income taxes on the income or loss of pass-through entities attributable to the non-controlling interests.

          The effective tax rate on consolidated pre-tax income from continuing operations was 74.7% for the nine months ended October 31, 2008, 36.9% for the year ended January 31, 2008 and 38.6% for the nine months ended October 31, 2007. An adjustment for recognizing the benefit of certain statutes of limitations expiring relating to uncertain tax positions of (16.9)% is reflected in the effective rate for the nine months ended October 31, 2008. In addition, a benefit of (32.5)% was recognized for a federal tax credit which is earned by Levelland Hockley as a small ethanol producer. The provision for state taxes is approximately 7.0% and 5.0% for the nine months ended October 31, 2008 and 2007, respectively. The provision for state taxes was approximately 2% for the year ended January 31, 2008. The effective tax rate was increased for the first nine months of fiscal year 2008 by approximately 66.9% from the net loss of pass-through entities (Levelland Hockley and One Earth) that is allocated to non-controlling interests.

          The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of October 31, 2008, total unrecognized tax benefits were $1,012,000 and accrued penalties and interest were $163,000. If the company were to prevail on all unrecognized tax benefits recorded, approximately $258,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

          On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. The Company recognized a benefit of approximately $277,000 during the first nine months of fiscal year 2008, related to statutes of limitations expiring in certain states.

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

Unrecognized tax benefits, February 1, 2008	$1,394
Changes for tax positions for prior years, net	(219)
Changes for current year tax positions	-

Unrecognized tax benefits, October 31, 2008	$1,175

Note 14. Discontinued Operations and Assets Held for Sale

          During the first nine months of fiscal year 2008, the Company closed eight stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores, and certain other stores closed in previous periods, were classified as discontinued operations for all periods presented. Vacant land adjacent to a closed store is classified as held for sale. The net assets of the land at October 31, 2008 were approximately $0.1 million. The Company expects to sell the land within the next 12 months through normal real estate channels.

          Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for the period indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,

	2008	2007	2008	2007

	(In Thousands)

Net sales and revenue	$1,007	$10,659	$4,211	$48,033
Cost of sales	1,056	8,593	3,614	37,797
Loss before income taxes	(428)	(814)	(846)	(3,174)
Benefit for income taxes	203	279	339	1,003
Gain on disposal	-	6,041	305	13,802
Provision for income taxes	-	(2,154)	(114)	(4,934)
Net income (loss)	$(225)	$3,352	$(316)	$6,697

Note 15. Commitments and Contingencies

          Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) entered into a lease agreement with Layne Christensen Company (“Layne”) for certain water treatment equipment for its ethanol plant. Levelland Hockley filed a lawsuit against Layne in the District Court, Hockley County, Texas on April 30, 2008, generally alleging that Layne was negligent in its design and construction of the water treatment facility and breached its various process guaranties and warranties. On May 28, 2008, the lawsuit filed by Levelland Hockley was removed to the United States District Court for the Northern District of Texas, Lubbock Division. On May 14, 2008, Layne filed a lawsuit against Levelland in the United States District Court of Kansas at Kansas City, Mo. On May 19, 2008, Layne amended its original complaint. Layne is suing Levelland Hockley for interest on late lease payments, repossession of the water treatment facility that is the subject of the lease and that all lease payments due under the lease should be accelerated and be immediately due and payable. The Company believes that Levelland Hockley has meritorious defenses to the claims and that Levelland Hockley intends to vigorously defend against them.

          In July 2002, Levelland Hockley entered into an agreement with RIO Technical Services, Inc. (“RIO”) regarding the planning, financing, design, construction, and operation of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland Hockley. The Company estimates that fees for these services will be approximately $2.8 million, of which approximately $2.3 million has been spent through October 31, 2008. The Company expects to pay the remaining amount due from a restricted cash account held in escrow. In addition, Levelland Hockley paid RIO approximately $3.6 million as compensation for RIO’s evaluation and assistance for Levelland Hockley to obtain financing. These costs are recorded as either prepaid loan fees or equity issuance costs.

          Levelland Hockley has forward purchase contracts for approximately 863,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum through October 2008. The unrealized gain of such contracts was approximately $25,000 at September 30, 2008.

          Levelland Hockley has sales commitments for approximately 1,227,000 gallons of ethanol and approximately 36,000 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distiller grains through October 2008. The unrealized gain of such contracts was approximately $0.3 million at September 30, 2008.

          In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120.2 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $85.8 million has been spent through October 31, 2008. One Earth has also entered into other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of October 31, 2008. The total of other incomplete construction and facility related contracts is approximately $11.6 million, of which approximately $9.6 million has been spent through October 31, 2008.

Note 16. Segment Reporting

          The Company has two reportable segments, consumer electronics and appliance retailing (“retail”) and alternative energy. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, certain interest expense, discontinued operations, certain interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains and losses on derivative financial instruments.

          The following tables summarize segment business activities in the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2008	2007	2008	2007

Net sales and revenue:
Retail	$41,235	$53,402	$127,320	$146,852
Alternative energy	22,444	-	48,468	-

Total net sales and revenues	$63,679	$53,402	$175,788	$146,852

Segment gross profit (loss):
Retail	$12,084	$15,192	$37,509	$44,919
Alternative energy	(2,443)	-	(1,753)	-

Total gross profit	$9,641	$15,192	$35,756	$44,919

Segment profit (loss):
Retail segment profit	$2,833	$2,522	$4,582	$6,753
Alternative energy segment (loss) profit	(4,957)	16,896	(3,527)	19,032
Corporate expense	(484)	(328)	(1,597)	(1,701)
Interest expense	(111)	(47)	(332)	(704)
Interest income	345	1,218	1,481	3,046
Income (loss) from synthetic fuel investments	21	(1,860)	691	8,279

Income (loss) from continuing operations before income taxes and minority interest	$(2,353)	$18,401	$1,298	$34,705

	October 31, 2008	January 31, 2008	October 31, 2007

Assets:
Retail	$112,083	$120,711	$140,351
Alternative energy	233,941	167,070	178,664
Corporate	97,085	121,197	76,996

Total assets	$443,109	$408,978	$396,011

Long-term debt and capital lease obligations:
Retail	$-	$-	$-
Alternative energy	73,089	22,072	8,618
Corporate	11,428	13,152	15,600

Total long-term debt and capital lease obligations	$84,517	$35,224	$24,218

	Three Months Ended October 31,		Nine Months Ended October 31,

	2008	2007	2008	2007

Sales of products retail segment:
Televisions	53%	53%	51%	50%
Appliances	30%	30%	31%	31%
Audio	7%	7%	6%	6%
Video	2%	2%	2%	2%
Other	-%	1%	2%	4%

Total	92%	93%	92%	93%

Sales of services retail segment:
Extended service contracts	8%	7%	8%	7%

Total retail segment sales	100%	100%	100%	100%

Sales of products alternative energy segment:
Ethanol and related by products	100%	-	100%	-

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

          Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $0.3 million held by Levelland Hockley will be used to fund remaining construction costs and provide working capital.

Note 17. Subsequent Events

          On November 28, 2008, the Company funded a $933,000 convertible promissory note with Patriot Renewable Fuels, LLC. The promissory note bears interest at an annual rate of 16% and is for a term of three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          We are a specialty retailer in the consumer electronics/appliance industry. As of October 31, 2008, we operated 105 stores in 32 states, predominantly in small to medium-sized markets under the trade name “REX”. We recently initiated a strategic alternative review process for our retail segment. We expect to consider and evaluate a broad range of alternatives during this process.

          In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. As we continue to seek to diversify sources of revenue and earnings, we have current investments in four entities as of October 31, 2008, utilizing both debt and equity investments.

          Since fiscal year 1998, we invested in three entities which owned facilities producing synthetic fuel. These entities earned federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We have sold our entire ownership interest in these entities in prior years, and as a result, receive payments in connection with production of synthetic fuel. These entities are no longer eligible to receive Section 29/45K income tax credits subsequent to December 31, 2007 and the facilities have permanently ceased operations.

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2008” means the period February 1, 2008 to January 31, 2009.

Results of Operations

          The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Net sales and revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.9	71.6	79.7	69.4

Gross profit	15.1	28.4	20.3	30.6
Selling, general and administrative expenses	(21.4)	(26.5)	(23.1)	(29.0)
Interest income	0.6	2.8	1.0	3.2
Interest expense	(1.7)	(0.1)	(1.2)	(0.1)
Loss on early termination of debt	-	-	-	(0.4)
Gains on sale of real estate, net	3.6	0.2	1.3	0.6
Equity in income of unconsolidated ethanol affiliates	1.6	1.0	1.7	1.4
Realized and unrealized investment gains, net	-	32.1	-	11.7
Income (loss) from synthetic fuel investments	-	(3.5)	0.4	5.6
Unrealized and realized (losses) gains on derivative financial instruments, net	(1.5)	-	0.3	-

(Loss) income from continuing operations before provision for income taxes, minority interest and discontinued operations	(3.7)	34.4	0.7	23.6
Benefit (provision) for income taxes	0.1	(13.3)	(0.5)	(9.1)
Minority interest	2.9	0.1	1.2	-

(Loss) income from continuing operations	(0.7)	21.2	1.4	14.5
Loss from discontinued operations, net of tax	(0.3)	(1.0)	(0.3)	(1.4)
Gain on disposal of discontinued operations, net of tax	-	7.3	0.1	6.0

Net (loss) income	(1.0)%	27.5%	1.2%	19.1%

Business Segment Results

          As discussed in Note 16, our chief operating decision maker (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) evaluates the operating performance of our business segments using a measure we call segment profit (loss). Segment profit (loss) includes realized and unrealized gains and losses on derivative financial instruments. Segment profit (loss) excludes income taxes, certain interest expense, discontinued operations, certain interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

          Items excluded from segment profit (loss) generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

          The following table sets forth, for the periods indicated, sales, profits and losses by segment (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2008	2007	2008	2007

Net sales and revenue:
Retail	$41,235	$53,402	$127,320	$146,852
Alternative energy	22,444	-	48,468	-

Total net sales and revenues	$63,679	$53,402	$175,188	$146,852

Segment gross profit (loss):
Retail	$12,084	$15,192	$37,509	$44,919
Alternative energy	(2,443)	-	(1,753)	-

Total gross profit	$9,641	$15,192	$35,756	$44,919

Segment profit (loss):
Retail segment profit	$2,883	$2,522	$4,582	$6,753
Alternative energy segment (loss) profit	(4,957)	16,896	(3,527)	19,032
Corporate expense	(484)	(328)	(1,597)	(1,701)
Interest expense	(111)	(47)	(332)	(704)
Interest income	345	1,218	1,481	3,046
Income (loss) from synthetic fuel investments	21	(1,860)	691	8,279

Income from continuing operations before income taxes and minority interest	$(2,353)	$18,401	$1,298	$34,705

Retail

          The retail segment includes all of our store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          The net sales and revenue from our retail segment are discussed in the Comparison of Three Months and Nine Months Ended October 31, 2008 and 2007 discussion below.

          Retail segment profit increased $0.4 million (14.3%) to $2.9 million in the third quarter of fiscal year 2008 from $2.5 million in the third quarter of fiscal year 2007. The increase in segment profit was primarily related to gains from the sale of vacant land and the sale and leaseback of our Cheyenne, Wyoming distribution center of $2.3 million. We had lower gross profit of approximately $3.1 million, generally reflecting lower sales. The sales decline is a result of a combination of lower unit volume and lower price points of merchandise sales. Gross profit percentages were 29.3% and 28.4% for the quarters ended October 31, 2008 and 2007, respectively. The lower gross profit was partially offset by lower payroll expenses of approximately $0.6 million and lower advertising expenses of approximately $0.4 million. The decline in sales led to lower sales commissions paid during the third quarter of fiscal year 2008. Advertising expenses were lower in the third quarter as a result of our continuing emphasis to decrease spending in response to the lower sales.

          Retail segment profit decreased $2.2 million (32.1%) to $4.6 million in the first nine months of fiscal year 2008 from $6.8 million in the first nine months of fiscal year 2007. The decrease in segment profit was primarily related to lower gross profit of approximately $7.4 million, generally reflecting lower sales. The sales decline is a result of a combination of lower unit volume and lower price points of merchandise sales. Gross profit percentages were 29.5% and 30.6% for the nine months ended October 31, 2008 and 2007, respectively. The lower gross profit was partially offset by lower occupancy related expenses of approximately $1.3 million, payroll expenses of approximately $2.0 million and lower advertising expenses of approximately $0.8 million. Lower store counts during fiscal year 2008, primarily from the sale and leaseback transaction with Klac and other store closings, were the primary reasons for the decline in occupancy related expenses. The restructuring of our retail operations in fiscal year 2007 and lower sales commissions caused payroll expenses to decline during fiscal year 2008. Advertising expenses were lower as a result of our continuing emphasis to decrease spending in response to the lower sales. In addition, we recognized gains on sales of real estate of $2.3 million during the first nine months of fiscal year 2008 compared to $0.9 million during the first nine months of fiscal year 2007.

Alternative Energy

          The alternative energy segment includes the financial statements of Levelland Hockley and One Earth, our other equity investments in ethanol facilities, the income related to those investments and certain administrative expenses.

          Levelland Hockley commenced production operations late in the first quarter of fiscal year 2008, resulting in net sales and revenue in the third quarter of fiscal year 2008 increasing to approximately $22.4 million. We had negative gross profit from these sales of approximately $2.4 million during the third quarter of fiscal year 2008. Gross profit was negatively affected by high grain prices. In addition, the spread between ethanol and grain prices was lower than expected. We expect that commodity price volatility will continue to have a significant impact on gross profit, possibly negative, the remainder of fiscal year 2008.

          Net sales and revenue for the first nine months of fiscal year 2008 were approximately $48.5 million. We had negative gross profit from these sales of approximately $1.8 million.

Gross profit was negatively affected by high grain prices. In addition, the spread between ethanol and grain prices was lower than expected. Levelland Hockley is currently attempting to develop improved grain purchasing opportunities during the fourth quarter of fiscal year 2008.

          The following table summarizes sales from Levelland Hockley by product group (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Ethanol	$18,766	$-	$40,356	$-
Dried distiller grains	1,936	-	4,674	-
Wet distiller grains	1,622	-	3,287	-
Other	120	-	151	-

Total	$22,444	$-	$48,468	$-

          The following table summarizes certain operating data from Levelland Hockley:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Average selling price per gallon of ethanol	$2.32	$-	$2.31	$-
Average selling price per ton of dried distiller grains	$188.00	$-	$188.00	$-
Average selling price per ton of wet distiller grains	$50.00	$-	$53.00	$-
Average cost per bushel of grain	$6.13	$-	$5.95	$-
Average cost of natural gas (per mmbtu)	$11.30	$-	$10.76	$-

          Segment profit (loss) decreased $21.9 million in the third quarter of fiscal year 2008 from approximately $16.9 million in the third quarter of fiscal year 2007 to a loss of approximately $5.0 million in the third quarter of fiscal year 2008. The decrease in segment profit was primarily related to the US BioEnergy Corporation acquisition of Millennium Ethanol, LLC (“Millennium”) which occurred in the third quarter of fiscal year 2007. In connection with the acquisition, we received 3,693,858 shares of US BioEnergy Common Stock and approximately $4.8 million of cash as total consideration for our interest in Millennium based upon the conversion of our $14 million convertible secured promissory note, accrued interest and related purchase rights. As a result of the acquisition, we recorded a realized gain (pre-tax) of $27.4 million and an unrealized loss (pre-tax) of $10.3 million related to our holdings of US BioEnergy common stock during the third quarter of fiscal year 2007.

          During the quarter ended October 31, 2008, we incurred an impairment charge of $1.3 million related to the write off of goodwill associated with the Levelland Hockley acquisition.

Interest expense increased by $1.0 million in the third quarter of fiscal year 2008; as Levelland Hockley ceased capitalizing interest on its construction loan upon the commencement of operations in fiscal year 2008.

          During the quarter ended October 31, 2008, we incurred a realized and unrealized loss of $0.9 million on derivative financial instruments related to interest rate swaps at Levelland Hockley and One Earth Energy.

          Segment profit (loss) decreased $22.6 million in the first nine months of fiscal year 2008 from approximately $19.0 million in the first nine months of fiscal year 2007 to a loss of approximately $3.5 million in the first nine months of fiscal year 2008. The decrease in segment profit was primarily related to the US BioEnergy Corporation acquisition of Millennium Ethanol, LLC (“Millennium”) which occurred in the third quarter of fiscal year 2007 as discussed above.

          During the first nine months of fiscal year 2008, we incurred an impairment charge of $1.3 million related to the write off of goodwill associated with the Levelland Hockley acquisition. Interest expense increased by $1.8 million in the first nine months of fiscal year 2008; as Levelland Hockley ceased capitalizing interest on its construction loan upon the commencement of operations in fiscal year 2008.

          During the first nine months of fiscal year 2008, we incurred a realized and unrealized gain of $0.5 million on derivative financial instruments related to interest rate swaps at Levelland Hockley and One Earth Energy.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the retail or alternative energy segments and income from synthetic fuel investments.

          We recognized income of approximately $21,000 from synthetic fuel investments in the third quarter of fiscal year 2008 compared to a loss of approximately $1,860,000 in the third quarter of fiscal year 2007. The current year income results from an estimated final settlement of monies due from our Somerset synthetic fuel investment. The loss in the third quarter of fiscal year 2007 resulted from our change in the estimate of the phase out of synthetic fuel income related to oil prices.

          We sold our entire membership interest in an entity that operated a synthetic fuel facility in Gillette, Wyoming. During the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility in Gillette, Wyoming. Based on the terms of the modified agreement, we are not currently able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the third quarter of fiscal years 2008 or 2007.

          Corporate selling, general and administrative expenses were $0.5 million in the third quarter of fiscal year 2008, consistent with the $0.3 million in the third quarter of fiscal year 2007.

          Interest income was $0.3 million in the third quarter of fiscal year 2008 compared to $1.2 million in the third quarter of fiscal year 2007. The decline generally results from lower levels of excess cash in the current year compared to the prior year and lower interest rates earned on our excess cash.

          Interest expense was $111,000 in the third quarter of fiscal year 2008, consistent with the $47,000 in the third quarter of fiscal year 2007.

          Income from synthetic fuel investments declined to $0.7 million in the first nine months of fiscal year 2008 from $8.3 million in the first nine months of fiscal year 2007. Current year income represents the estimated final settlements as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, we do not expect significant additional income from these sales.

          Corporate selling, general and administrative expenses were $1.6 million in the first nine months of fiscal year 2008, consistent with the $1.7 million in the first nine months of fiscal year 2007.

          Interest income was $1.5 million in the first nine months of fiscal year 2008 compared to $3.0 million in the first nine months of fiscal year 2007. The decline generally results from lower levels of excess cash in the current year compared to the prior year and lower interest rates earned on our excess cash.

          Interest expense was $0.3 million in the first nine months of fiscal year 2008 compared to $0.7 million in the first nine months of fiscal year 2007. The decline generally results from charges incurred with the early termination of debt in fiscal year 2007.

Comparison of Three Months and Nine Months Ended October 31, 2008 and 2007

          Net sales and revenue in the quarter ended October 31, 2008 were $63.7 million compared to $53.4 million in the prior year’s third quarter, representing an increase of $10.3 million or 19.3%. Net sales and revenue do not include sales from retail stores classified as discontinued operations.

          The increase was primarily caused by $22.4 million of sales from our alternative energy segment as Levelland Hockley commenced operations late in the first quarter of fiscal year 2008. This positive trend was partially offset by a decrease in sales at closed retail stores that are classified as continuing operations. Sales from these retail stores declined by $1.8 million in the third quarter of fiscal year 2008 compared to fiscal year 2007. In addition, we experienced a decrease in comparable retail store sales of 13.6% for the third quarter of fiscal year 2008. We consider a retail store to be comparable after it has been open six full fiscal quarters. Comparable retail store sales do not include sales of extended service contracts. We expect comparable retail store sales to be equal to or worse than the third quarter of fiscal year 2008 performance during the fourth quarter of fiscal year 2008.

          The television category negatively impacted comparable retail store sales by 7.9%. The television category performance was primarily due to declines in projection and analog television sets outpacing the gains we made in plasma and LCD television sets. The appliance category negatively impacted comparable retail store sales by 4.0%. The appliance category performance was primarily due to lower sales of air conditioners and a general decline in sales of a majority of our appliance products. The audio category negatively impacted comparable retail store sales by 1.0%. The video category negatively impacted comparable retail store sales by 0.7%. Both the audio and video categories have been impacted by lower price points of their respective products, as these products are continuing to become more of a commodity item with very high levels of competition.

          Net sales and revenue for the first nine months of fiscal year 2008 were $175.8 million compared to $146.9 million for the first nine months of fiscal year 2007. This represents an increase of $28.9 million or 19.7%. This increase was primarily caused by $48.5 million of sales from our alternative energy segment as Levelland Hockley commenced operations late in the first quarter of fiscal year 2008. This positive trend was partially offset by a decrease in sales at closed stores that are classified as continuing operations. Sales from these stores declined by $6.6 million in the first nine months of fiscal year 2008 compared to fiscal year 2007. In addition, we experienced a decrease in comparable retail store sales of 6.1% for the first nine months of fiscal year 2008. We consider a retail store to be comparable after it has been open six full fiscal quarters. Comparable retail store sales do not include sales of extended service contracts.

          The television category performance negatively impacted comparable retail store sales for the first nine months of fiscal 2008 by 2.6%. The television category performance was primarily due to declines in projection and analog television sets outpacing the gains we made in plasma and LCD television sets. The appliance product category negatively impacted comparable retail store sales for the first nine months of fiscal 2008 by 1.7%. The appliance category performance was primarily due to lower sales of air conditioners and laundry products. The audio and video categories negatively impacted comparable store sales for the first nine months of fiscal year 2008 by 1.0% and 0.8%, respectively. The audio and video categories results reflect a continuing trend of lower price points of the respective products, as these products are becoming more of a commodity item with very high levels of competition.

          As of October 31, 2008, we operated 105 stores compared to 124 stores one year earlier. We did not open any stores and closed 10 stores during the first nine months of fiscal year 2008. We did not open any stores and closed 69 stores during the first nine months of fiscal year 2007.

          At October 31, 2008, we had lease agreements, as landlord/sub landlord, for all or parts of 12 properties. We own nine of these properties and are the tenant/sub landlord for three of the properties. In two of the owned locations, we operate a store and lease a portion of the property to another party. We do not operate a store in seven of the owned properties. We have six owned properties that are vacant at October 31, 2008. We are marketing these vacant properties to lease or sell.

          Gross profit in the third quarter of fiscal year 2008 was $9.6 million (15.1% of net sales and revenue) compared to $15.2 million (28.4% of net sales and revenue) recorded in the third quarter of fiscal year 2007. This represents a decrease of $5.6 million or 36.8%. Gross profit for the quarter ended October 31, 2008, from our retail segment was 29.3% of retail segment sales compared to 28.5% for the quarter ended October 31, 2007. We incurred negative gross profit for the quarter ended October 31, 2008 from our alternative energy segment of 10.9%. Gross profit for the first nine months of fiscal year 2008 was $35.8 million (20.3% of net sales and revenue) compared to $44.9 million (30.6% of net sales and revenue) for the first nine months of fiscal year 2007. Gross profit for the nine months ended October 31, 2008 from our retail segment was 29.5% of retail segment sales compared to 30.6% for the nine months ended October 31, 2007. We incurred negative gross profit for the nine months ended October 31, 2008 from our alternative energy segment of 3.6%. Gross profit from our alternative energy segment has been lower than expected as a result of the spread between ethanol and grain prices. Gross profit for the third quarter and first nine months of fiscal year 2008 was negatively impacted by approximately $0.2 million and $1.4 million, respectively, as a result of having nine net fewer stores compared to the prior year. Extended service contracts contributed gross profit of $2.4 million in the third quarter of fiscal year 2008 compared to $2.6 million in the third quarter of fiscal year 2007. Extended service contracts contributed gross profit of $7.5 million in the first nine months of fiscal year 2008 compared to $8.4 million in the first nine months of fiscal year 2007. Our direct warranty repair costs were approximately 24% and 19% of extended service contract revenue in the first nine months of fiscal years 2008 and 2007, respectively. Warranty repair costs increased during fiscal year 2008, as fiscal year 2007 results include reductions to warranty reserves which fiscal year 2008 results do not include and lower levels of vendor support during the current fiscal year.

          Selling, general and administrative expenses for the third quarter of fiscal year 2008 were $13.7 million (21.5% of net sales and revenue), a decrease of $0.5 million or 3.5% from $14.2 million (26.5% of net sales and revenue) for the third quarter of fiscal year 2007. Selling, general and administrative expenses were $40.5 million (23.0% of net sales and revenue) for the first nine months of fiscal year 2008 representing a decrease of $2.1 million or 4.9% from $42.6 million (29.0% of net sales and revenue) for the first nine months of fiscal year 2007. The decrease in expenses was primarily a result of lower retail segment expenses of $3.8 million and lower energy segment payroll expenses of $1.0 million, reflecting lower executive compensation associated with the overall decline in profitability. Retail segment payroll expenses declined $2.0 million, reflecting the restructuring of our retail operations in fiscal year 2007 and lower sales commissions associated with the sales decline. Retail professional fees declined $0.9 million primarily related to fees incurred in connection with the sale and leaseback transaction we completed during the first quarter of fiscal year 2007. Retail advertising expense declined $0.8 million, reflecting our continued emphasis on cost reduction. In addition, we had higher energy segment (non payroll) expenses of $2.8 million, primarily a result of a goodwill impairment charge related to the acquisition of Levelland Hockley and the commencement of operations at the Levelland Hockley plant.

          Interest income was $363,000 and $1,503,000 for the third quarter of fiscal years 2008 and 2007 respectively. Lower levels of excess cash and lower interest rates earned on our excess cash accounted for approximately $787,000 of the decrease while our disposition in the third quarter of fiscal year 2007 of our convertible note receivable in Millennium Ethanol, LLC accounted for approximately $185,000 of the decrease.

          Interest income was $1,732,000 and $4,772,000 for the first nine months of fiscal years 2008 and 2007 respectively. Lower levels of excess cash and lower interest rates earned on our excess cash accounted for approximately $1,529,000 of the decrease while our disposition in the third quarter of fiscal year 2007 of our convertible note receivable in Millennium Ethanol, LLC accounted for approximately $1,334,000 of the decrease.

          Interest expense was $1,074,000 for the third quarter of fiscal year 2008 compared to $47,000 for the third quarter of fiscal year 2007. The quarterly increase primarily results from the interest on the Levelland Hockley credit facility subsequent to the commencement of operations at that plant. Interest expense was $2,093,000 for the first nine months of fiscal year 2008 compared to $147,000 for the first nine months of fiscal year 2007. Interest expense for the first nine months of fiscal year 2008 has increased primarily from the interest on the Levelland Hockley credit facility subsequent to the commencement of operations at that plant.

          We paid off approximately $15.6 million of debt in connection with the real estate sale and leaseback transaction with Klac. As a result, we incurred prepayment penalties and the write off of prepaid loan fees totaling approximately $557,000 during the first nine months of fiscal year 2007.

          On September 16, 2008, we completed a transaction for the sale and leaseback of our Cheyenne, Wyoming distribution center under a three year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.6 million (net of expenses) resulted from this sale. We also deferred approximately $0.8 million of the gain at October 31, 2008, based upon the present value of the minimum lease payments, and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease. We also sold vacant land adjacent to the Cheyenne, Wyoming distribution center for a gain of $0.7 million.

          On April 30, 2007, we completed a transaction for the sale of 86 of our current and former store locations to Klac for $74.5 million in cash, before selling expenses. We also entered into agreements to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either Klac or REX may terminate a lease after the initial six months of the initial lease term (with two months advance notice) on 28 of the leases, 14 of which were terminated in fiscal year 2007 and two of which were terminated in fiscal year 2008. We also entered into license agreements with Klac for 15 of the properties that allowed us to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, we vacated the 15 properties. We modified the lease agreement with Klac during fiscal year 2008 for one store which eliminated the two month early termination clause.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $0.3 million and $1.3 million was recognized in the third quarter of fiscal years 2008 and 2007, respectively. During the first nine months of fiscal years 2008 and 2007, we recognized $1.1 million and $8.4 million, respectively of the gain. We had a deferred gain of $4.4 million and $6.4 million at October 31, 2008 and 2007, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains recognized during the third quarter and first nine months of fiscal years 2008 and 2007 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Classification of Gain	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007

Continuing Operations	$323	$491	$971	$1,357
Discontinued Operations	-	825	97	7,086

Total Pre-Tax Gain	$323	$1,316	$1,068	$8,443

          The following table summarizes the components of the sale and leaseback transaction (amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	62	$-	$7,711

Leased until January 31, 2010	13	3,529	876

Leased until January 31, 2010 (2 month termination clause)	11	829	1,860

Total	86	$4,358	$10,447

          During the third quarter of fiscal years 2008 and 2007, we recognized income of approximately $1,044,000 and $535,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively. During the first nine months of fiscal years 2008 and 2007, we recognized income of approximately $2,966,000 and $2,057,000 from our equity investments in Big River Resources, LLC and Patriot Renewable Fuels, LLC, respectively.

          On August 29, 2007, US BioEnergy Corporation completed the acquisition of Millennium Ethanol, LLC (“Millennium”). In connection with the acquisition, we received 3,693,858 shares of US BioEnergy Common Stock and approximately $4.8 million of cash as total consideration for our interest in Millennium Ethanol, LLC based upon the conversion of our $14 million convertible secured promissory note, accrued interest and related purchase rights. We recorded a realized gain (pre-tax) of $27.4 million and an unrealized loss (pre-tax) of $10.3 million related to our holdings of US BioEnergy common stock during the third quarter of fiscal year 2007.

          Income from continuing operations for the first nine months of fiscal year 2008 includes approximately $0.7 million of income from the sales of our entire partnership interests in Colona SynFuel Limited Partnership, L.L.L.P., (Colona) and Somerset Synfuel, L.P. (Somerset). This income represents the estimated final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, we do not expect additional income from these sales. During the third quarter and first nine months of fiscal year 2007, we recorded a loss of approximately $1.9 million and income of approximately $8.3 million, respectively, from these sales.

          We also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the first nine months of fiscal years 2008 or 2007.

          Below is a table summarizing the income (loss) recognized from the sales, net of certain expenses, of our interests in synthetic fuel entities.

	Three Months Ended October 31,		Nine Months Ended October 31,

	2008	2007	2008	2007

February 1, 1999 Colona sale	$-	$(738)	$186	$2,156
July 31, 2000 Colona sale	-	(589)	149	1,720
May 31, 2001 Colona sale	-	(523)	132	1,529
October 1, 2005 Somerset sale	21	(10)	224	2,874

	$21	$(1,860)	$691	$8,279

          We recognized a realized and unrealized loss of $947,000 during the third quarter of fiscal year 2008, related to interest rate swap agreements that Levelland Hockley and One Earth entered into during fiscal year 2007. Levelland Hockley’s loss was $131,000 and One Earth’s loss was $816,000. We recognized a realized and unrealized gain of $481,000 during the first nine months of fiscal year 2008 from these interest rate swaps. Levelland Hockley’s gain was $252,000 and One Earth’s gain was $229,000.

          Our effective tax rate was 2.1% and 38.7% for the third quarter of fiscal years 2008 and 2007, respectively. Our effective tax rate was 74.7% and 38.6% for the first nine months of fiscal years 2008 and 2007, respectively. The fluctuation is primarily a result of the effective tax rate calculated gross of minority interest. An adjustment for recognizing the benefit of certain statutes of limitations expiring relating to uncertain tax positions of (16.9)% is reflected in the effective rate for the nine months ended October 31, 2008. In addition, a benefit of (32.5)% was recognized for the nine months ended October 31, 2008 for a federal tax credit which is earned by Levelland Hockley as a small ethanol producer. We expect our effective tax rate (net of minority interest) to be in a range between 20% and 35% for the remainder of fiscal year 2008.

          Minority interest of $1,878,000 and $32,000 for the quarters ended October 31, 2008 and 2007, respectively and $2,070,000 and ($12,000) for the nine months ended October 31, 2008 and 2007, respectively, represents the owners’ (other than REX) share of the income or loss of Levelland Hockley County Ethanol, LLC and One Earth Energy, LLC.

          During the quarter and nine months ended October 31, 2008, we closed three and eight stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $225,000 for the third quarter of fiscal year 2008 compared to $535,000 for the third quarter of fiscal year 2007. We had a loss from discontinued operations, net of tax benefit, of $507,000 for the first nine months of fiscal year 2008 compared to $2,171,000 for the first nine months of fiscal year 2007.

          One property classified as discontinued operations was sold during the first nine months of fiscal year 2008, resulting in a gain, net of tax expense, of $0.2 million. Primarily as a result of the previously discussed sale and leaseback with Klac we had a gain from discontinued operations, net of tax expense, of approximately $3.9 million for the third quarter of fiscal year 2007 and approximately $8.9 million for the first nine months of fiscal year 2007.

          As a result of the foregoing, net loss for the third quarter of fiscal year 2008 was $0.7 million, a decrease of $15.4 million from net income of $14.7 million for the third quarter of fiscal year 2007. Net income for the first nine months of fiscal year 2008 was $2.1 million, a decrease of $25.9 million from $28.0 million for the first nine months of fiscal year 2007.

Liquidity and Capital Resources

          Net cash used in operating activities was approximately $26.5 million for the first nine months of fiscal year 2008, compared to $4.1 million for the first nine months of fiscal year 2007. For the first nine months of fiscal year 2008, cash was provided by net income of $2.1 million, adjusted for the impact of $0.7 million for gains on our sales of synthetic fuel investments, the gain on the disposal of real estate and property and equipment of $3.3 million and non-cash items of $(5.4) million, which consisted of depreciation and amortization, income from equity method investments, deferred income, realized and unrealized gains on derivative financial instruments, other items and the deferred income tax provision. In addition, other assets provided cash of $1.6 million, primarily a result of reductions in our levels of prepaid commissions associated with the sale of extended service contracts. The increase in accounts receivable of $2.8 million is primarily a result of Levelland Hockley commencing operations in the current fiscal year. The increase in inventory of $6.6 million was primarily due to seasonal fluctuations in our retail segment and Levelland Hockley commencing operations in the current fiscal year. The decrease in accounts payable is primarily a result of our modification of payment terms with one of our retail product vendors. The primary use of cash was a decrease in other liabilities of $10.5 million; primarily a result of payments related to synthetic fuel obligations, incentive compensation and other payroll and sales tax payments being made in the first quarter of fiscal year 2008.

          Net cash used in operating activities was approximately $4.1 million for the first nine months of fiscal year 2007. For the first nine months of fiscal year 2007, cash was provided by net income of $28.0 million, adjusted for the impact of $8.3 million for gains on our sales of synthetic fuel investments, $17.1 million for realized and unrealized gains on investments, the gain on the disposal of real estate and property and equipment of $15.2 million, dividends received from equity method investees of $0.4 million and non-cash items of $0.7 million, which consisted of depreciation and amortization, stock based compensation expense, impairment charges, income from equity method investments, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $5.9 million, primarily a result of changes in inventory levels and extended terms from certain vendors. The primary use of cash was an increase in inventory of $8.3 million primarily due to seasonal fluctuations. The inventory increase from January 31, 2007 primarily results from higher television and air conditioner levels. The other sources of cash were a decrease in other assets of $5.4 million, a decrease in accounts receivable of $0.7 million and an increase in other current liabilities of $4.9 million.

          At October 31, 2008, working capital was $76.4 million compared to $132.3 million at January 31, 2008. This decrease is primarily a result of the ethanol plant construction expenditures at the Levelland Hockley and One Earth facilities and treasury stock purchases. The ratio of current assets to current liabilities was 2.2 to 1 and 3.2 to 1 at October 31, 2008 and January 31, 2008, respectively.

          Cash of $69.6 million was used in investing activities for the first nine months of fiscal year 2008, compared to cash provided of $80.4 million for the first nine months of fiscal year 2007. During the first nine months of fiscal year 2008, we received proceeds of $1.3 million from the sales of our synthetic fuel investments and $6.4 million from the sale of real estate and property and equipment. We had capital expenditures of approximately $75.9 million during the first nine months of fiscal year 2008, primarily related to construction at the Levelland Hockley and One Earth ethanol plants. We deposited $1.3 million in escrow accounts (restricted cash) in connection with the final draw on Levelland Hockley’s construction loan.

          Cash of $80.4 million was provided by investing activities for the first nine months of fiscal year 2007. During the first nine months of fiscal year 2007, we received proceeds of $92.9 million from the sale and leaseback transaction with Klac and other real estate sales, $15.4 million from the installment sales of our ownership interests in synthetic fuel entities and $4.8 million from the sale of our interest in Millennium. The acquisition of One Earth provided cash of $8.6 million as One Earth’s cash balance of $59.3 million exceeded the purchase price of $50.7 million. We purchased an equity investment in Big River of $15.0 million during the first nine months of fiscal year 2007. We had capital expenditures of approximately $26.2 million during the first nine months of fiscal year 2007, primarily related to Levelland/Hockley ethanol plant construction.

          Cash provided by financing activities totaled approximately $34.6 million for the first nine months of fiscal year 2008 compared to cash used of $16.4 million for the first nine months of fiscal year 2007. Cash of approximately $4.4 million was used to repay debt and capital lease obligations. Cash was provided by new debt borrowings at Levelland Hockley and One Earth of $53.1 million. Cash of approximately $15.5 million was also used to acquire 1,322,000 shares of our common stock. As of October 31, 2008, we had approximately 383,000 authorized shares remaining available for purchase under the stock buy-back program.

          Cash used in financing activities totaled approximately $16.4 million for the first nine months of fiscal year 2007. Cash of approximately $22.6 million was used to repay mortgage debt. Cash was provided by new debt borrowings of $15.7 million and stock option activity of $3.4 million. We also recorded a tax benefit of approximately $1.8 million during the first nine months of fiscal year 2007 from the exercise of non-qualified stock options as an increase in additional paid-in capital. Cash of approximately $12.9 million was also used to acquire 682,000 shares of our common stock.

          On July 25, 2002, Levelland Hockley entered into an agreement with RIO Technical Services, Inc., (“RIO”) regarding the planning, financing, design and construction of Levelland’s ethanol plant. RIO is a related party, as certain officers of RIO own equity interests in Levelland Hockley. We estimate that fees for these services will be approximately $2.8 million, of which approximately $2.3 million has been spent through October 31, 2008. We expect to pay the remaining amounts due from our restricted cash which is deposited in an escrow account.

          We expect to fund, in the fourth quarter of fiscal year 2008, a convertible promissory note payable from Levelland Hockley of between $2 and $4 million in order to provide working capital and to enhance Levelland Hockley’s grain purchasing abilities.

          In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120.2 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $85.8 million has been spent through October 31, 2008. One Earth has also entered other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of October 31, 2008. The total of other incomplete construction and facility related contracts is approximately $11.6 million, of which approximately $9.5 million has been spent through October 31, 2008.

          We believe One Earth has sufficient working capital and credit availability to fund these commitments.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes and changes in real estate market conditions, the fluctuating amount of quarterly payments received by the Company with respect to sales of its partnership interest in its synthetic fuel investments, and the variability of income received from time to time from the Company’s synthetic fuel investments. As it relates to ethanol investments, risks and uncertainties include among other things: the uncertainty of constructing plants on time and on budget, the price volatility of corn, sorghum, distiller grains, ethanol, gasoline and natural gas and the plants operating efficiently and according to forecasts and projections. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File No. 001-09097).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) entered into a lease agreement with Layne Christensen Company (“Layne”) for certain water treatment equipment for its ethanol plant. Levelland Hockley filed a lawsuit against Layne in the District Court, Hockley County, Texas on April 30, 2008, generally alleging that Layne was negligent in its design and construction of the water treatment facility and breached its various process guaranties and warranties. On May 28, 2008, the lawsuit filed by Levelland Hockley was removed to the United States District Court for the Northern District of Texas, Lubbock Division. On May 14, 2008, Layne filed a lawsuit against Levelland in the United States District Court of Kansas at Kansas City, Mo. On May 19, 2008, Layne amended its original complaint. Layne is suing Levelland Hockley for interest on late lease payments, repossession of the water treatment facility that is the subject of the lease and that all lease payments due under the lease should be accelerated and be immediately due and payable. The Company believes that Levelland Hockley has meritorious defenses to the claims and that Levelland Hockley intends to vigorously defend against them.

Item 1A. Risk Factors

          During the quarter ended October 31, 2008, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1-31, 2008	119,875	$12.36	119,875	389,264
September 1-30, 2008	246,500	$11.58	246,500	142,764
October 1-31, 2008	259,506	$8.12	259,506	383,258

Total	625,881	$10.30	625,881	383,258

(1)

During the third quarter of fiscal year 2008, we completed the purchase of our common stock under a previously announced authorization. On October 21, 2008, we announced our Board of Directors had authorized the repurchase of up to an additional 500,0000 shares from time to time in private or market transactions at prevailing market prices. At October 31, 2008, a total of 383,258 shares remained available to purchase under this authorization.

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	December 9, 2008

(Stuart A. Rose)	(Chief Executive Officer)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	December 9, 2008

(Douglas L. Bruggeman)	(Chief Financial Officer)