Form 10-K
period 2009-01-31
REX STORES CORP
filed 2009-04-16
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009	COMMISSION FILE NO. 001-09097

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered

Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

At the close of business on July 31, 2008 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,881,571 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $100,485,398.

There were 9,289,863 shares of the registrant’s Common Stock outstanding as of April 15, 2009.

Documents Incorporated by Reference

Portions of REX Stores Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 2, 2009 are incorporated by reference into Part III of this Form 10-K.

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

Overview

REX was incorporated in Delaware in 1984 as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc., Stereo Town, Inc. and Kelly & Cohen Appliances, Inc., which were formed in 1980, 1981 and 1983, respectively. Our principal offices are located at 2875 Needmore Road, Dayton, Ohio 45414. Our telephone number is (937) 276-3931. Historically, the majority of our net sales and revenue was derived from the operation of consumer electronics and appliance retail locations. In addition, we have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998 and later ethanol production facilities beginning in 2006.

In fiscal year 2007, we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. Reflecting this focus, we sold approximately 60% of our owned retail and vacant stores in fiscal year 2007. In fiscal year 2008, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our real estate portfolio. Following a comprehensive analysis, late in fiscal year 2008 we leased 37 owned store locations to a third party. We also provided the lessee an option to purchase all of the properties being leased from us during the first two years of the lease term. The lessee also reached an agreement to lease or sub lease two of our leased locations. We anticipate closing, in fiscal year 2009, the remainder of the retail locations the lessee does not take over from us.

We currently have invested approximately $110 million in ethanol production entities and have interests in four ethanol entities, two of which we have a majority ownership interest in. We have no definitive plans, beyond our existing commitments of approximately $3 million, but will continue to consider additional investments in the alternative energy segment.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. See Note 18 of the Notes to the Consolidated Financial Statements for information regarding the net sales and revenues for each of our business segments for the fiscal years ended January 31, 2009, 2008 and 2007.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2008” means the period February 1, 2008 to January 31, 2009. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Retail Overview

We began fiscal year 2008 with 115 retail stores. Our stores averaged approximately 11,300 square feet and offered a broad selection of brand name products within selected major product categories, including big screen and standard-sized televisions, major household appliances, video and audio equipment and ready to assemble furniture. Reflecting the economic condition of the consumer electronics and appliance industry and our intention to exit the retail industry, we closed 25 stores during fiscal year 2008. We are currently in the process of closing the majority of our retail stores and expect to exit the consumer electronics and appliance retail business in fiscal year 2009.

We offer extended service contracts to our customers which typically provide, inclusive of manufacturers’ warranties, one to five years of warranty coverage. We plan to manage and administer these contracts and to recognize the associated income and expenses, including the cost to repair or replace covered products, over the life of the contracts.

Real Estate Operations

At January 31, 2009, we have lease agreements or commitments, as landlord, for all or portions of 41 owned properties, including 37 stores leased to subsidiaries of Appliance Direct, Inc. (“Appliance Direct”), a third party appliance chain. We did not operate a retail store at seven of these locations. We operated a retail store at the remaining 34 locations, which, we anticipate closing throughout the first half of fiscal year 2009, as Appliance Direct occupies our properties as lessee. We also own two distribution facilities, comprising approximately 650,000 square feet, that we are marketing to sell or lease.

A typical lease agreement has an initial term of three to six years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance. We recognized lease revenue of approximately $416,000 and $401,000 during fiscal years 2008 and 2007, respectively. We expect lease revenue to increase by approximately $2.8 million annually, upon the successful transition of our 37 owned properties to Appliance Direct.

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

We follow a flexible model for our investments in ethanol plants, taking both minority and majority ownership positions. The form and structure of our investments is tailored to the specific needs and goals of each project and the local farmer group or investor with whom we are partnering. We actively participate in the development and management of our projects through our membership on the board of managers of the limited liability companies that own the plants.

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

Plant Location. We generally look for locations in areas that are near large quantities of feedstock which we believe will be important to procure commodities cost effectively as demand for key feedstock commodities increases. We also look for accessibility to rail, highways or waterways for ease of transportation of ethanol and distillers grains and feedstock. Access to feedlots and utilities such as water and natural gas are also important considerations for our plant locations.

Technology and Construction. We look for plants that are built or will be built using the latest but proven production technology in order to facilitate cost efficient conversion of raw material into ethanol. All of our plants are being designed and built by leading plant builder and design firms, such as Fagen, Inc. or ICM, Inc.

Marketing Alliance. Each project independently chooses its own marketing alliance. We prefer marketing partners that have strong positions in the industry based on their experience and national reach, which we believe will become increasingly important as ethanol becomes a more available alternative to petroleum based fuels. We also sell our ethanol and related products in the local markets when it is advantageous to do so.

Adding Value to Our Partnerships. We look for ways to add to the operational characteristics of our projects by being a source of development support and information on practices in the ethanol industry. We believe the diversification of our investments in terms of geography, ownership, management, plant size and financial and operational agreements allow us to provide our partners with value added information with respect to risk management, feedstock procurement, plant management and ethanol and co-products marketing.

Ethanol Investments

We have invested in five entities, four of which we remain invested in as of January 31, 2009, utilizing both debt and equity investments. We sold our investment in Millennium Ethanol, LLC (“Millennium”) during fiscal year 2007. One Earth Energy, LLC is a development stage enterprise and we expect it to be ready to begin generating operating revenue by mid-year 2009.

The following table is a summary of our ethanol investments at January 31, 2009 (amounts in thousands, except operating capacity and ownership percentages):

Entity	Initial Equity Investment	Operating Capacity Million Gallons Per Year	Ownership Percentage	Debt Investment	Contingent Commitment

Levelland Hockley County Ethanol, LLC	$16,500	40	56%	$5,516	$3,000
Big River Resources, LLC	20,000	192	10%	—	—
Patriot Renewable Fuels, LLC	16,000	100	23%	933	—
One Earth Energy, LLC	50,765	100	74%	—	—

Total	$103,265			$6,449	$3,000

Levelland Hockley County Ethanol, LLC

On September 30, 2006, we acquired 47% of the outstanding membership units of Levelland Hockley County Ethanol, LLC, or Levelland Hockley, for $11.5 million. On December 29, 2006, we purchased a $5.0 million convertible secured promissory note from Levelland Hockley. On July 1, 2007, we converted the note into equity and increased our ownership percentage to approximately 56%. On February 20, 2008, we purchased an additional $5.0 million convertible secured promissory note from Levelland Hockley. The balance of this note at January 31, 2009 was $5.5 million, including accrued interest. The conversion of the note into equity would increase our ownership percentage to approximately 62%. On January 29, 2009, we agreed to fund up to $2.0 million in the form of a subordinated revolving line of credit with Levelland Hockley and to issue a $1.0 million letter of credit for the benefit of Levelland Hockley. In connection with the subordinated revolving line of credit and the letter of credit, we were granted warrants to purchase membership units of Levelland Hockley for $3.08 per unit. Our ownership percentage would increase to approximately 62% if we exercise only our rights under the warrants but do not convert the promissory note. There were no amounts outstanding under the subordinated revolving line of credit at January 31, 2009. We issued the $1.0 million letter of credit in the first quarter of fiscal year 2009. We consolidate Levelland Hockley with our financial results and include them in our alternative energy segment.

Levelland Hockley, which is located in Levelland, Texas, commenced production operations in the first quarter of fiscal year 2008. The plant has a design capacity of 40 million gallons of ethanol and 135,000 tons of dried distillers grains (“DDG”) per year.

Big River Resources, LLC

We have invested $20 million in Big River Resources, LLC, or Big River, for a 10% ownership interest. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates a 92 million gallon dry-mill ethanol manufacturing facility in West Burlington, Iowa. The facility has been in operation since 2004.

Big River has begun construction of its second plant which has a design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. This plant is located in Galva, Illinois and construction of the plant is expected to be completed by June of 2009.

Patriot Renewable Fuels, LLC

On December 4, 2006, we acquired a 23% ownership interest in Patriot Renewable Fuels, LLC, or Patriot, for $16 million. Patriot commenced production operations in the second quarter of fiscal year 2008. The plant is located in Annawan, Illinois and has a design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year.

One Earth Energy, LLC

On October 30, 2007, we acquired 74% of the outstanding membership units of One Earth Energy, LLC, or One Earth, for $50.8 million. We consolidate One Earth with our financial results and include them in our alternative energy segment. One Earth has commenced construction of an ethanol production facility in Gibson City, Illinois. Fagen, Inc. and ICM, Inc. are providing construction process design and engineering services for the plant. Construction of the facility is expected to be completed by mid-year 2009 and has a design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. One Earth has reached an agreement with a marketing company to provide corn or other grain origination, ethanol and DDG marketing.

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

According to the Renewable Fuels Association, or RFA, the United States fuel ethanol industry experienced record production of 9.5 billion gallons in 2008. As of January 2009, the number of operating ethanol plants increased to 170, up from 54 in 2000 and are located in 26 states with a total capacity of 10.6 billion gallons annually.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 establishes new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered conventional biofuels which was subject to a renewable fuel standard (“RFS”) of at least 9.0 billion gallons per year in 2008, with an expected increase to at least 15.0 billion gallons per year by 2015. Advanced biofuels includes ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuels RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022.

Ethanol Production

The plants we have invested in are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, ammonia and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed and recovers a significant portion of the total corn cost.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done for the purpose of extending the volume of fuel sold at the gas pump. Blending ethanol allows refiners to produce more fuel from a given barrel of oil. Currently, ethanol is blended into nearly 50% of the gasoline sold in the United States, the majority as E10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use.

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

Synthetic Fuel Partnerships

In fiscal year 1998, we invested in two limited partnerships, Colona SynFuel Limited Partnership, L.L.L.P. (“Colona”) and Somerset Synfuel, L.P. (“Somerset”) which own facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We sold our entire interest in the Colona partnership (through a series of transactions) and received payments from the sales, on a quarterly basis, through 2007, subject to production levels. On October 14, 2005, we sold our entire interest in the Somerset Synfuel partnership for $1,200,000, net of commissions, along with a secured contingent payment note. We received payments from the sale, on a quarterly basis, through 2007, subject to production levels. On September 5, 2002, we purchased an additional synthetic fuel facility in Gillette, Wyoming. We sold our membership interest in the entity that owned the Gillette facility on March 30, 2004 for $2,750,000 along with a secured contingent payment note. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006.

We do not expect to receive income from our Colona and Somerset synthetic fuel investments for production beyond fiscal year 2008, as the Section 29/45K tax credit program expired on December 31, 2007. However, we may realize income from our Gillette synthetic fuel investment as payments for production subsequent to September 30, 2006 through December 31, 2007. We expect the payments, if any, to be made within the next three years. We have not recognized this income and will recognize income, if any, upon receipt of payments or upon our ability to reasonably assure ourselves of the timing and collectibility of the payments.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 and 17 of the Notes to the Consolidated Financial Statements for further discussions.

Facilities

We owned 35 of our stores operated at January 31, 2009. The remaining 55 stores operated on leased premises, with the unexpired terms of the leases ranging from less than one year to 18 years, inclusive of options to renew. For fiscal year 2008, the total net rent expense for our leased facilities was approximately $3.5 million.

At January 31, 2009, we owned four properties that were not operated as stores and were leased to outside, unrelated parties. There were also seven completely or partially vacant properties that we were attempting to either lease or sell.

Levelland Hockley completed construction of a 40 million gallon ethanol plant during fiscal year 2008 and began production operations in the first quarter of fiscal year 2008.

One Earth began construction of a 100 million gallon ethanol plant during fiscal year 2007. We expect that plant construction will be completed by mid-year 2009.

Employees

At January 31, 2009, we had approximately 80 hourly and salaried employees and approximately 337 commission-based sales employees in or supporting our retail stores and corporate functions. None of our employees are represented by a labor union. We expect this employment to decrease to approximately 20 employees upon the completion of our exit from the retail business.

At January 31, 2009, Levelland Hockley had 39 employees.

At January 31, 2009, One Earth had three employees. We anticipate this employment level will increase to approximately 45 employees once the plant is operational.

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

The current interest rate environment has resulted in lower yields on our excess cash.

We have experienced lower yields on our excess cash compared to historical yields. Should the present economic conditions result in a sustained period of historically low interest rates, our interest income would be negatively impacted.

Risks Related to the wind down and planned exit of our retail business

We may incur lease termination costs if we vacate leased stores prior to the expiration of the lease.

We are evaluating stores to close as part of the wind down of our retail business. We may close stores and warehouses we lease from landlords prior to the expiration of the lease. In such cases, we may be charged lease termination costs by the landlord that could be material.

We may not be able to sell our remaining inventory at profitable selling prices.

As we continue to liquidate our existing inventory, we may have to reduce the selling price of the products to levels that could result in material losses. At January 31, 2009, we had approximately $22.3 million of inventory related to our retail business.

Our future costs associated with administering extended product service contracts may result in higher than expected costs.

We will continue to administer extended product service contracts that have contractual maturities over the next five years. To the extent we do not have products or an adequate repair service network to satisfy warranty claims; we may incur material costs as we would be required to refund cash to customers for warranted products.

We may have a significant amount of vacant warehouse space after we complete the wind down of our retail business.

We own two distribution facilities comprising approximately 650,000 square feet. We are currently marketing these facilities for lease or sale. We may not be able to successfully lease or sell these properties which could result in lost opportunities for revenue or future impairment charges related to the carrying value of the associated assets.

A majority of our owned real estate will be leased to subsidiaries of Appliance Direct upon their taking possession of our properties.

Subsidiaries of Appliance Direct have agreed to lease 37 owned properties from us. Our expected lease revenue from these locations could be lower than expected should Appliance Direct or its subsidiaries fail to perform pursuant to the lease agreements. Such failures could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to our Synthetic Fuel Investments

We face synthetic fuel risks as future IRS audits may result in the disallowance of previously recognized tax credits.

We have been allocated approximately $25.0 million of Section 29/45K tax credits and recognized investment income of approximately $59.9 million from the sales of our partnership interests from years that the partnerships have not been audited by the Internal Revenue Service (IRS). Should the tax credits be denied on any future audit and we fail to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits or refunds of previously recognized income with a significant adverse impact on earnings and cash flows.

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

We have approximately $31.9 million of deferred tax assets recorded on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is unlikely that we will generate sufficient taxable income to fully utilize our deferred tax assets; we would then be required to establish a valuation allowance against such deferred tax assets. We would increase our income tax expense by the amount of the tax benefit we do not expect to realize. This would reduce our net income and could have a material adverse effect on our results of operations and our financial position.

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

Risks Related to our Alternative Energy Business

Certain of our ethanol investments are subject to the risks of a development stage business which could adversely affect the returns on our ethanol investments and our results of operations.

We have limited experience investing in the ethanol industry. We entered into our first agreement to invest in an ethanol plant in November 2005. At January 31, 2009, we remain invested in four entities. Three entities are currently producing ethanol and one is expected to complete the construction of its ethanol production facility by the second quarter of fiscal year 2009. Our ethanol investments have been managed by our Chief Executive Officer, our Vice President and our Chief Financial Officer. We do not otherwise have a dedicated ethanol development or management staff. As a consequence, our ethanol investments are subject to many of the risks associated with a development stage company, including an unproven business model, a lack of operating history and an undeveloped operating structure. These development stage risks could result in our making investments in ethanol plants that perform substantially below our expectations, which would adversely affect our results of operations and financial condition.

One Earth and Big River are constructing new ethanol plants. As a result, we face significant project development risks that may adversely affect our investment returns.

Our investments in One Earth and Big River face risks of construction delays and cost overruns that could delay or reduce our investment returns. Significant delays in the construction schedules, or material variations between estimated versus actual construction costs, could prevent commencement of plant operations as expected and adversely impact the ability of the plants to operate profitably.

In addition, One Earth and Big River must obtain environmental and other permits, complete arrangements for transportation, water, natural gas and marketing of the ethanol, and hire and train employees before production can begin. In some cases, development of infrastructure outside of our control will be required, including additional rail capacity, adequate water supply, additional ethanol storage facilities and increases in truck fleets to transport ethanol within local markets. The failure to obtain any of these necessary elements in a timely manner or on commercially acceptable terms could adversely affect the profitability of the plants. Once the new plants begin production, they face uncertainties of whether they will perform to specifications and whether they will achieve anticipated operating results.

If cash flow from operations of our ethanol plants is not sufficient to service debt, the plants could fail and we could lose our entire investment.

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

Our investments currently represent both majority and minority equity positions, and day-to-day operating control of each plant generally remains with the local farmers’ cooperative or investor group that has promoted the plant. We may not have the ability to directly modify the operations of the plants in response to changes in the business environment or in response to any deficiencies in local operations of the plants. In addition, local plant operators, who also represent the primary suppliers of corn and other crops to the plants, may have interests, such as the price and sourcing of corn and other crops, that may differ from our interest, which is based solely on the operating profit of the plant. The limitations on our ability to control day-to-day plant operations could adversely affect plant results of operations.

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

Any expansion strategy will depend on prevailing market conditions for the price of ethanol and the costs of corn and natural gas and the expectations of future market conditions. The significant expansion of ethanol production capacity in the United States could impede any expansion strategy. There is increasing competition for suitable sites for ethanol plants. Even if suitable sites or opportunities are identified, we may not be able to secure the services and products from contractors, engineering firms, construction firms and equipment suppliers necessary to build or expand ethanol plants on a timely basis or on acceptable economic terms. Construction costs associated with expansion may increase to levels that would make a new plant too expensive to complete or unprofitable to operate. Additional financing may also be necessary to implement any expansion strategy, which may not be accessible or available on acceptable terms.

We face significant competition in the ethanol industry.

We face significant competition for new ethanol investment opportunities. There are varied enterprises seeking to participate in the ethanol industry. Some enterprises provide financial support similar to our business model. Other enterprises seek to acquire or develop plants which they will directly own and operate. Many of our competitors are larger and have greater financial resources and name recognition than we do. We must compete for investment opportunities based on our strategy of supporting and enhancing local development of ethanol plant opportunities. We may not be successful in competing for investment opportunities based on our strategy.

There is a consolidation trend in the ethanol industry, partly a result of companies recently seeking protection under the United States Bankruptcy Code. As a result, firms are growing in size and scope. Larger firms offer efficiencies and economies of scale, resulting in lower costs of production. In addition, plants currently being sold as part of a bankruptcy proceeding may have significantly lower costs than our ethanol plants.

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

Our returns on ethanol investments are highly sensitive to grain prices. Corn or sorghum is the principal raw material our ethanol plants use or plan to use to produce ethanol and co-products. As a result, changes in the price of corn or sorghum can significantly affect their businesses. Rising corn or sorghum prices result in higher costs of ethanol and co-products. Because ethanol competes with non-corn-based fuels, our ethanol plants generally will be unable to pass along increased grain costs to their customers. At certain levels, grain prices may make ethanol uneconomical.

The price of corn and sorghum is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, the value of the U.S. dollar and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn and sorghum is difficult to predict. Any event that tends to negatively affect the supply of corn or sorghum, such as adverse weather or crop disease, could increase corn and sorghum prices and potentially harm the business of our ethanol plants. Increasing domestic ethanol capacity could boost the demand for corn and sorghum and result in increased corn or sorghum prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn or sorghum on economical terms due to supply shortages. Such a shortage could require our ethanol plants to suspend operations which would have a material adverse effect on the financial returns on our ethanol investments.

The spread between ethanol and corn and sorghum prices can vary significantly and may not return to recent high levels. The gross margin at our ethanol plants depends principally on the spread between ethanol and corn or sorghum prices. Fluctuations in the spread are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the results of operations at our ethanol plants.

Our gross profit on gallons produced at Levelland Hockley and Patriot was much lower than expected for a majority of fiscal year 2008. Should this trend continue, our ethanol plants may generate material future losses from operations.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that our ethanol plants use in their manufacturing process. Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed as fuel in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond the ethanol plants’ control, such as weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair the ethanol plants’ ability to economically manufacture ethanol for their customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect results of operations and financial position at our ethanol plants.

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

According to the Renewable Fuels Association, or RFA, domestic ethanol production capacity has increased from 1.9 billion gallons per year in January 2001 to approximately 10.6 billion gallons per year at January 2009. The RFA estimates that, as of January 2009, approximately 2.1 billion gallons per year of additional production capacity is under construction. Excess capacity in the ethanol industry would have an adverse effect on the results of our ethanol investments. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The elimination or significant reduction of the blenders’ credit could have a material adverse effect on the results of our ethanol investments. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The federal excise tax incentive program currently allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell. If the fuel is blended with 10% ethanol, the refiner/marketer paid $0.051 per gallon less tax in 2008, which equates to an incentive of $0.51 per gallon of ethanol (effective January 1, 2009, it was reduced to $0.45 per gallon.). The $0.45 per gallon incentive for ethanol is scheduled to expire in 2010. The blenders’ credit could be eliminated or reduced at any time through an act of Congress and may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.45 per gallon ethanol incentive that is available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which our ethanol plants sell ethanol. Any changes in the tariff or exemption from the tariff could have a material adverse effect on the results of our ethanol investments. In addition, the North America Free Trade Agreement, or NAFTA, which entered into force on January 1, 1994, allows Canada and Mexico to export ethanol to the United States duty-free.

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

Levelland Hockley’s water treatment plant is not functioning as planned.

The reverse osmosis water treatment plant built to supply water from a wastewater treatment facility to its ethanol plant is not able to generate an adequate supply of water in order for the plant to function at full capacity. To date, Levelland Hockley has been able to locate alternative sources of water to sustain plant operations. However, Levelland Hockley has no long term alternative water supply agreements. If Levelland Hockley cannot correct the deficiencies at its water treatment plant or successfully sustain alternative supplies of water, the ability of the plant to continue operations could be significantly impacted which could result in material losses.

The debt agreements for the ethanol plants contain restrictive financial and performance covenants.

Ethanol facility debt covenants contain several financial and performance restrictions. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. In addition, certain lease agreements could also be in default if a default of the debt agreement occurs. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.

Changes in interest rates could have a material adverse effect on the results of our ethanol investments.

Levelland Hockley, One Earth and Patriot all have forward interest rate swaps at January 31, 2009. During fiscal year 2008, we recognized losses on these swaps of approximately $3.8 million. Further reductions in interest rates could increase the liability position of the interest rate swaps, requiring us to record additional expense which could be material. The liability for these interest rate swaps could also result in a default of the term loan agreements’ restrictive financial covenants.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information required by this Item 2 is set forth in Item 1 of this report under “Retail Overview,” “Real Estate Operations” and “Facilities” and is incorporated herein by reference.

Item 3.	Legal Proceedings

Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) filed a lawsuit against Layne Christensen Company (“Layne”) in the District Court, Hockley County, Texas in connection with a lease agreement with Layne for certain water treatment equipment for its ethanol plant, alleging that Layne was negligent in its design and construction of the water treatment facility and breached its various process guaranties and warranties. On May 28, 2008, the lawsuit was removed to the United States District Court for the Northern District of Texas, Lubbock Division.

On May 14, 2008, Layne filed a lawsuit against Levelland in the United States District Court of Kansas at Kansas City, Missouri seeking interest on late lease payments, repossession of the water treatment facility that is the subject of the lease and that all lease payments due under the lease be accelerated and immediately due and payable. On February 12, 2009, this case was dismissed from the United States District Court of Kansas.

We are involved in various other legal proceedings incidental to the conduct of our business. We believe that these other proceedings will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	54	Chairman of the Board and Chief Executive Officer*
David Bearden	58	President and Chief Operating Officer
Douglas Bruggeman	48	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	59	Secretary*
David Fuchs	55	Vice President-Management Information Systems
Keith Magby	50	Vice President-Operations
Zafar Rizvi	59	Vice President, and President of Farmers Energy Incorporated

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

Douglas Bruggeman has been our Vice President–Finance and Treasurer since 1989 and was elected Chief Financial Officer in 2003. From 1987 to 1989, Mr. Bruggeman was our Manager of Corporate Accounting. Mr. Bruggeman was employed with the accounting firm of Ernst & Young prior to joining us in 1986.

Edward Kress has been our Secretary since 1984 and a director since 1985. Mr. Kress has been a partner of the law firm of Dinsmore & Shohl LLP (formerly Chernesky, Heyman & Kress P.L.L.), our legal counsel, since 1988. Mr. Kress has practiced law in Dayton, Ohio since 1974.

David Fuchs has been our Vice President–Management Information Systems since 1989. From 1985 to 1989, Mr. Fuchs was our Manager of Management Information Systems.

Keith Magby has been our Vice President–Operations since 1991. From 1982 to 1991, Mr. Magby was employed in the consumer electronics/appliance retailing industry in a variety of management positions.

Zafar Rizvi has been our Vice President, and President of Farmers Energy Incorporated, our alternative energy investment subsidiary, since 2006. From 1991 to 2006, Mr. Rizvi was our Vice President – Loss Prevention. From 1986 to 1991, Mr. Rizvi was employed in the video retailing industry in a variety of management positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter ended	High	Low

April 30, 2007	$18.15	$14.62
July 31, 2007	21.52	15.66
October 31, 2007	22.68	15.88
January 31, 2008	19.00	14.62

April 30, 2008	$21.15	$15.84

July 31, 2008	16.98	10.78
October 31, 2008	13.46	6.50
January 31, 2009	10.48	5.76

As of April 15, 2009, there were 139 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 1-30, 2008	144,300	$7.11	144,300	238,958
December 1-31, 2008	46,500	$8.10	46,500	192,458
January 1-31, 2009	113,110	$7.16	113,110	79,348

Total	303,910	$7.28	303,910	79,348

(1)

On October 20, 2008, our Board of Directors increased our share repurchase authorization by 500,000 shares. At January 31, 2009, a total of 79,348 shares remained available to purchase under this authorization.

On February 20, 2009, our Board of Directors increased our share repurchase authorization by 500,000 shares. Subsequent to January 31, 2009, we have purchased approximately 127,000 shares. We presently have approximately 452,000 authorized shares remaining available to purchase under this authorization.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and two peer groups comprised of selected publicly traded consumer electronics retailers and ethanol producers (*) for the period commencing January 31, 2004 and ended January 31, 2009.

The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2004 and reinvestment of all dividends.

* The retail peer group is comprised of Best Buy Co., Inc. and Conn’s, Inc. In prior years, the retail peer group included Circuit City Stores, Inc. Circuit City has ceased operations and has been removed from the retail peer group.

* The ethanol peer group (and the date the companies went public) is comprised of Pacific Ethanol, Inc. (March 2005), Aventine Renewable Energy Holdings, Inc. (June 2006), and BioFuel Energy Corp. (June 2007). In prior years, the ethanol peer group included VeraSun Energy Corporations. VeraSun filed for Chapter 11 reorganization in October 2008 and has been removed from the ethanol peer group. Returns for the ethanol peer group are included upon a full year’s return being available as of January 31.

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

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)	Years Ended January 31,

	2009	2008	2007	2006	2005

Net sales and revenue (a)	$230,627	$194,787	$201,881	$209,554	$198,408

(Loss) income from continuing operations (a)	$(2,271)	$26,393	$9,982	$26,797	$26,624
Net (loss) income	$(3,297)	$33,867	$11,351	$28,269	$27,549

Basic (loss) income per share from continuing operations (a)	$(0.22)	$2.53	$0.97	$2.50	$2.40

Diluted (loss) income per share from continuing operations (a)	$(0.22)	$2.25	$0.86	$2.19	$2.09

Basic net (loss) income per share	$(0.32)	$3.25	$1.10	$2.64	$2.49

Diluted net (loss) income per share	$(0.32)	$2.89	$0.98	$2.31	$2.17

Total assets	$451,288	$408,978	$345,442	$304,535	$319,182

Long-term debt and capital lease obligations, net of current maturities	$103,939	$35,224	$31,236	$21,462	$30,501

Long-term deferred gain on sale and leaseback	$3,467	$4,493	$504	$—	$—

Long-term derivative financial instrument liability	$4,032	$2,308	$—	$—	$—

(a)

Amounts differ from those previously reported as a result of certain stores being reclassified into discontinued operations and certain other reclassifications. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

Quarterly Financial Data (Unaudited)

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009

Net sales and revenue (a)	$41,277	$62,286	$59,669	$67,395
Gross profit (a)	11,911	11,970	8,659	14,540
Net income (loss)	1,526	1,206	(650)	(5,379)
Basic net income (loss) per share (b)	$0.14	$0.11	$(0.07)	$(0.57)
Diluted net income (loss) per share (b)	$0.13	$0.11	$(0.07)	$(0.57)

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008

Net sales and revenue (a)	$42,492	$41,875	$48,445	$61,975
Gross profit (a)	13,744	13,515	13,876	17,144
Net income	7,534	5,810	14,666	5,857
Basic net income per share (b)	$0.72	$0.55	$1.41	$0.58
Diluted net income per share	$0.64	$0.48	$1.25	$0.52

a)

Amounts differ from those previously reported as a result of certain stores being reclassified into discontinued operations and certain other reclassifications. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)

The total of the quarterly net (loss) income per share amounts is greater than the annual net loss or income per share amount due to the impact of more shares and options outstanding earlier in the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, we were a specialty retailer in the consumer electronics and appliance industry serving small to medium-sized towns and communities. In addition, we have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998 and later ethanol production facilities beginning in 2006.

In fiscal year 2007 we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. Reflecting this focus, we sold approximately 60% of our owned retail and vacant stores in fiscal year 2007. In fiscal year 2008, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our real estate portfolio. Following a comprehensive analysis, late in fiscal year 2008 we leased 37 owned store locations to a third party. We also provided the lessee an option to purchase all of the properties being leased from REX during the first two years of the lease term. The lessee also reached an agreement to lease or sub lease two of our leased locations. We anticipate closing, in fiscal year 2009, the remainder of the retail locations the lessee does not take over from REX.

We currently have invested approximately $110 million in ethanol production entities and have interests in four ethanol entities, two of which we have a majority ownership interest in. We have no definitive plans, beyond our existing commitments of approximately $3 million, but will continue to consider additional investments in the alternative energy segment.

We plan to seek and evaluate various investment opportunities including energy related, agricultural and real estate. We can make no assurances that we will be successful in our efforts to find such opportunities.

Retail

As of January 31, 2009, we operated 90 stores in 30 states under the “REX” trade name. Our comparable store sales decreased 10.3% for fiscal year 2008, decreased 6.7% for fiscal year 2007, and increased 5.0% for fiscal year 2006. We believe our comparable store sales have recently been negatively affected by overall economic conditions, increased competition and rapid change in television technology, resulting in the loss of CRT, light engine and projection television sales. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales comparisons do not include sales of extended service contracts.

Our extended service contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Terms of coverage, including the manufacturers’ warranty periods, are usually for periods of 12 to 60 months. Extended service contract revenues represented 5.6% of net sales and revenue for fiscal year 2008, 7.0% of net sales and revenue for fiscal year 2007 and 6.1% of net sales and revenue for fiscal year 2006. Service contract repair costs are charged to operations as incurred.

Investments in Alternative Energy

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We have invested in five entities, four of which we remain invested in as of January 31, 2009, utilizing both debt and equity investments. We sold our investment in Millennium during fiscal year 2007.

The following table is a summary of our ethanol investments (amounts in thousands, except operating capacity and ownership percentages):

Entity	Initial Equity Investment	Operating Capacity Million Gallons Per Year	Ownership Percentage	Debt Investment	Contingent Commitment

Levelland Hockley County
Ethanol, LLC	$16,500	40	56%	$5,516	$3,000
Big River Resources, LLC	20,000	192	10%	—	—
Patriot Renewable Fuels, LLC	16,000	100	23%	933	—
One Earth Energy, LLC	50,765	100	74%	—	—

Total	$103,265			$6,449	$3,000

Big River has begun construction of its second plant which has a design capacity of 100 million gallons of and 320,000 tons of DDG per year. The plant is located in Galva, Illinois and construction of the plant is expected to be completed by June 2009.

The Levelland Hockley and Patriot facilities became operational during fiscal year 2008. We expect the construction of the One Earth facility to be completed by June, 2009.

Investment in Synthetic Fuel Partnerships

In fiscal year 1998, we invested in two limited partnerships, Colona and Somerset, which owned facilities for the production synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based on the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We sold our entire interests in the Colona and Somerset partnerships and received payments from the sales, on a quarterly basis, through 2007, subject to production levels. On September 5, 2002, we purchased an additional synthetic fuel facility in Gillette, Wyoming. We sold our membership interest in the entity that owned the Gillette facility on March 30, 2004 for $2,750,000 along with a secured contingent payment note. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006.

We do not expect to receive income from our Colona and Somerset synthetic fuel investments for production beyond fiscal year 2008, as the Section 29/45K tax credit program expired on December 31, 2007. However, we may realize income from our Gillette synthetic fuel investment as payments for production subsequent to September 30, 2006 through December 31, 2007. We expect the payments, if any, to be made within the next three years. We have not recognized this income and will recognize income, if any, upon receipt of payments or upon our ability to reasonably assure ourselves of the timing and collectibility of the payments.

See Notes 4 and 17 of the Notes to the Consolidated Financial Statements for further discussion.

See Item 1A Risk Factors for further discussion of the risks involved with our synthetic fuel investments.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Years Ended January 31,

	2009	2008	2007

Net sales and revenue	100.0%	100.0%	100.0%
Cost of sales	(79.6)	(70.1)	(71.9)

Gross profit	20.4	29.9	28.1
Selling, general and administrative expenses	(23.3)	(27.5)	(27.8)
Interest income	0.8	2.9	1.2
Interest expense	(1.4)	(0.1)	(0.5)
Loss on early termination of debt	—	(0.3)	—
Gain on sale of real estate	1.0	0.5	0.8
Equity in income of unconsolidated ethanol affiliates	0.4	0.8	0.2
Realized investment gains	—	12.3	—
Income from synthetic fuel investments	0.3	3.6	5.3
Losses on derivative financial instruments	(1.6)	(1.3)	—

(Loss) income from continuing operations before taxes and minority interest	(3.4)	20.8	7.3

Benefit (provision) for income taxes	1.0	(7.7)	(2.4)
Minority interest in loss of consolidated subsidiaries	1.4	0.4	—

(Loss) income from continuing operations	(1.0)	13.5	4.9

Loss from discontinued operations, net of tax	(0.6)	(1.1)	—
Gain on disposal of discontinued operations, net of tax	0.2	5.0	0.7

Net (loss) income	(1.4)%	17.4%	5.6%

Comparison of Fiscal Years Ended January 31, 2009 and 2008

Net Sales and Revenue – Net sales and revenue in fiscal year 2008 were $230.6 million, an 18.4% increase from $194.8 million in fiscal year 2007. This increase was primarily due to Levelland Hockley commencing production operations during fiscal year 2008. Levelland Hockley contributed $68.2 million of net sales and revenue during fiscal year 2008. This increase was partially offset by a decline in comparable retail store sales of 10.3%. We consider a retail store to be comparable after it has been open six full fiscal quarters. Comparable retail store sales do not include sales of extended service contracts. We closed 25 retail stores (23 of which were classified as discontinued operations for all periods presented) during fiscal year 2008 and 78 retail stores during fiscal year 2007. We did not open any new retail stores in fiscal years 2008 and 2007. We had 90 retail stores open at January 31, 2009 compared to 115 retail stores at January 31, 2008.

The television category negatively impacted comparable retail store sales by 6.0%. This resulted from gains in LCD and plasma television sales being more than offset by declines in light engine and traditional tube televisions. The appliance category negatively impacted comparable retail store sales by 2.3%. Declines in air conditioner and laundry product sales were the primary causes of the appliance category performance. The audio category negatively impacted comparable store sales by 1.0%. The audio category decline is consistent with industry trends away from traditional audio products to portable digital media which we do not sell. The video category negatively impacted comparable store sales by 0.9%. The video category has generally been impacted by lower price points, as many of these products continue to become more of a commodity item with very high levels of competition.

The following table reflects the approximate percent of net sales and revenue for each product and service group for the periods presented:

	Fiscal Year

Product or Service Category	2008	2007	2006

Televisions	39%	56%	55%
Ethanol	22	—	—
Appliances	21	28	26
Distiller grains	5	—	—
Audio	3	4	7
Extended warranties	5	6	5
Other	5	6	7

Total	100%	100%	100%

Lease income was approximately $0.4 million in fiscal years 2008 and 2007. We expect lease income to increase by approximately $2.8 million on an annualized basis once Appliance Direct completes its transition of REX retail locations. See Note 13 of the Notes to the Consolidated Financial Statements for a further discussion of the Appliance Direct agreement.

Gross Profit – Gross profit was $47.1 million in fiscal year 2008, or 20.4% of net sales and revenue, versus $58.3 million for fiscal year 2007 or 29.9% of net sales and revenue. This represents a decrease of $11.2 million or 19.2%. Gross profit in fiscal year 2008 from our retail segment was 28.5% of retail segment sales compared to 29.9% for fiscal year 2007. Gross profit in fiscal year 2008 from our alternative energy segment was 1.2% of net sales and revenue. Gross profit from our alternative energy segment has been lower than expected, generally as a result of a decline in the spread between ethanol and grain prices. In general, corn and grain prices have increased more than ethanol prices. Lower merchandise sales in fiscal year 2008 were the primary cause of the gross profit dollar decline. In addition, extended service contracts contributed gross profit of $9.7 million in fiscal year 2008 compared to $11.0 million in fiscal year 2007. Our direct warranty repair costs were approximately 25% and 19% of extended service contract revenue in fiscal years 2008 and 2007, respectively. Warranty repair costs increased during fiscal year 2008 as there were generally lower levels of vendor support for defective merchandise during the current fiscal year.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2008 were $53.8 million, or 23.3% of net sales and revenue, consistent with the $53.7 million, or 27.6% of net sales and revenue, for fiscal year 2007. We incurred lower payroll expenses in fiscal year 2008 of $2.1 million as our accrual for variable incentive pay declined $2.1 million as a result of the current year decline in overall corporate profitability. We also had lower sales commission expense, which declined by $1.6 million, primarily a result of lower retail merchandise sales. We incurred severance and other payroll charges of approximately $2.8 million in connection with the anticipated Appliance Direct transaction and the planned exit of our retail operations. Other corporate payroll and related taxes declined by approximately $1.2 million as a result of lower levels of employment during fiscal year 2008. Our advertising expense decreased $1.0 million compared to fiscal year 2007 as we had fewer markets to serve after our store closings and we continued to emphasize cost control. Expenses at Levelland Hockley increased from $0.4 million in fiscal year 2007 to $2.0 million in fiscal year 2008. This increase is a result of Levelland Hockley commencing production operations during fiscal year 2008. For all of fiscal year 2007, Levelland Hockley was in the development stage. We recognized an impairment charge, in our alternative energy segment, of approximately $1.3 million during fiscal year 2008 related to goodwill associated with the Levelland Hockley acquisition.

Interest Income – Interest income decreased to $2.0 million for fiscal year 2008 from $5.7 million for fiscal year 2007. Approximately $1.6 million of the decrease results from lower yields earned on our excess cash in fiscal year 2008. We recognized $1.3 million of interest income in fiscal year 2007 from our ethanol investment in Millennium, which was sold in fiscal year 2007. We also had lower interest income from our consolidated ethanol entities of approximately $0.3 million, as excess cash was spent on the construction activities at Levelland Hockley and One Earth.

Interest Expense – Interest expense increased to $3.2 million for fiscal year 2008 from $0.2 million for fiscal year 2007. The increase in interest expense was primarily caused by the interest incurred on the Levelland Hockley credit facility subsequent to the commencement of operations at that plant. Prior to the commencement of operations at Levelland Hockley, related interest was capitalized. We capitalized $3.2 million in interest related to plant construction at Levelland Hockley and One Earth and our equity method investment in Patriot in fiscal year 2008. We capitalized $1.6 million of interest in fiscal year 2007.

Loss on Early Termination of Debt – During fiscal year 2007, we completed the early payoff of mortgages for 10 retail locations totaling approximately $7.1 million and modified the collateral securing the revolving line of credit. We incurred a charge of approximately $0.6 million related to this termination of debt.

Gain on Sale of Real Estate – During fiscal year 2008, we completed a transaction for the sale and leaseback of our Cheyenne, Wyoming distribution center under a three year lease term. A pre-tax gain classified as continuing operations, of approximately $1.6 million (net of expenses) resulted from this sale. We also deferred approximately $0.7 million of the gain at January 31, 2009, based upon the present value of the minimum lease payments, and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease. We also sold vacant land adjacent to the Cheyenne, Wyoming distribution center for a gain of $0.7 million.

On April 30, 2007, we completed a transaction for the sale of 86 of our current and former retail store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. We also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either REX or Klac had the right to terminate a lease after the initial six months of the initial lease term on 28 of the leases, of which 14 were terminated both in each of fiscal years 2008 and 2007. We also entered into license agreements with Klac for 15 of the properties that allowed us to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, we vacated the 15 properties.

This transaction resulted in a gain (realized and deferred) of $14.8 million. We recognized a pre-tax gain on sale of real estate of $0.1 million and $8.0 million (net of expenses and losses) in fiscal years 2008 and 2007, respectively. We also recognized approximately $1.4 million of the deferred gain as a reduction of lease expense during fiscal years 2008 and 2007. We have a deferred gain of $3.9 million and $5.4 million at January 31, 2009 and 2008, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases.

The following table summarized the pre-tax gains recognized for fiscal years 2008 and 2007 (amounts in thousands):

Classification of Gain	2008	2007

Continuing Operations	$1,396	$2,168
Discontinued Operations	97	7,211

Total Pre-Tax Gain	$1,493	$9,379

The following table summarizes the components of the Klac sale and leaseback transaction as of January 31, 2009 (amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	62	$—	$7,707
Leased until January 31, 2010	12	3,279	740
Leased until January 31, 2010 (2 month kickout clause)	12	654	2,425

Total	86	$3,933	$10,872

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2008 and 2007, we recognized income of $849,000 and $1,601,000, respectively from our equity investments in Big River and Patriot. Big River operates an ethanol facility with annual capacity of 92 million gallons. Patriot completed construction of its ethanol facility with annual capacity of 100 million gallons during the second quarter of fiscal year 2008. Income from Big River was $2,397,000 and $2,379,000 in fiscal years 2008 and 2007, respectively. We recorded a loss of $1,548,000 and $778,000 from Patriot in fiscal years 2008 and 2007, respectively.

Realized Investment Gains – On August 29, 2007, US BioEnergy Corporation (“US BioEnergy”) completed the acquisition of Millennium. In connection with the acquisition, we received 3,693,858 shares of US BioEnergy common stock and approximately $4.8 million of cash as total consideration for our interest in Millennium based upon the conversion of our $14.0 million convertible secured promissory note, accrued interest and related purchase rights. We sold all of the US BioEnergy common stock during fiscal year 2007 and recorded a gain of $24.0 million related to the sale of our Millennium investment and subsequent holdings of US BioEnergy common stock and cash proceeds received from US BioEnergy.

Income from Synthetic Fuel Investments – Results for fiscal years 2008 and 2007 reflect the impact of our equity investment in two limited partnerships, Colona and Somerset, which produced synthetic fuels. The income recognized in fiscal year 2008 represents the estimated final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. We recognized income from the sales of our interests in Colona and Somerset equal to certain percentages of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. The Section 29/45K tax credit program expired on December 31, 2007. We do not anticipate additional income or loss from these sales.

We also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during fiscal years 2008 or 2007. Below is a table (amounts in thousands) summarizing the income from the sales, net of certain expenses, of our interests in synthetic fuel entities:

	Years Ended January 31,

	2009	2008

February 1, 1999 Colona sale	$186	$1,673
July 31, 2000 Colona sale	148	1,335
May 31, 2001 Colona sale	132	1,186
March 30, 2004 Gillette sale	—	—
October 1, 2005 Somerset sale	225	2,751

Total	$691	$6,945

Losses on Derivative Financial Instruments – We recognized unrealized and realized losses of $3.8 million and $2.6 million during fiscal years 2008 and 2007, respectively, related to forward starting interest rate swaps that Levelland Hockley and One Earth entered into during fiscal year 2007. During fiscal year 2008, Levelland Hockley’s loss was $0.8 million and One Earth’s loss was $3.0 million.

Income Taxes – Our effective tax rate was a benefit of 30.5% and a provision of 36.9% for fiscal years 2008 and 2007, respectively. Our effective tax rate increased, as the minority interest in loss of consolidated subsidiaries is presented in the income statement after income tax benefit or provision.

Minority Interest – Minority interest of $3.2 million represents the owners’ (other than us) share of the loss of Levelland Hockley and One Earth. Minority interest of Levelland Hockley and One Earth was $2.3 million and $0.8 million, respectively during fiscal year 2008 and $0.5 million and $0.4 million, respectively during fiscal year 2007.

Loss/Income from Continuing Operations – As a result of the foregoing, loss from continuing operations was $2.3 million for fiscal year 2008 versus income of $26.4 million for fiscal year 2007.

Discontinued Operations – During fiscal year 2008, we closed 23 retail stores that were classified as discontinued operations. As a result of these retail stores and those closed in prior years, we had a loss from discontinued operations, net of tax benefit, of $1.4 million in fiscal year 2008 compared to $2.3 million in fiscal year 2007. We sold 6 retail store locations classified as discontinued operations in fiscal year 2008 compared to selling 71 properties in fiscal year 2007. As a result, we had a gain from disposal of discontinued operations, net of a tax provision, of $0.3 million in fiscal year 2008 compared to $9.8 million in fiscal year 2007.

Net Loss/Income – As a result of the foregoing, net loss was $3.3 million for fiscal year 2008 versus net income of $33.9 million for fiscal year 2007.

Business Segment Results

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 18, our chief operating decision maker (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

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

	Years Ended January 31,

	2009	2008	2007

Net sales and revenues:
Retail	$162,404	$194,787	$201,881
Alternative energy	68,223	—	—

Total net sales and revenues	$230,627	$194,787	$201,881

Segment gross profit:
Retail	$46,273	$58,279	$56,782
Alternative energy	807	—	—

Total gross profit	$47,080	$58,279	$56,782

Segment profit (loss):
Retail segment profit	$1,124	$10,421	$5,677
Alternative energy segment (loss) profit	(8,992)	22,404	168
Corporate expenses	(2,038)	(2,077)	(2,138)
Interest expense	(387)	(749)	(1,121)
Interest income	1,788	3,575	1,521
Income from synthetic fuel investments	691	6,945	10,764

(Loss) income from continuing operations before income taxes and minority interest	$(7,814)	$40,519	$14,871

Retail

The retail segment includes all of our store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

The net sales and revenue are discussed under Net Sales and Revenue—Comparison of Fiscal Years Ended January 31, 2009 and 2008.

Segment profit decreased $9.3 million (89.2%) to $1.1 million in fiscal year 2008 from $10.4 million in fiscal year 2007. The decrease in segment profit was primarily related to lower gross profit of $12.0 million, primarily resulting from a 16.6% decline in retail segment sales.

Selling, general and administrative expenses declined by $1.5 million in fiscal year 2008. We incurred lower payroll expenses in fiscal year 2008 of $1.0 million as we had lower sales commissions of $2.3 million related to the sales decline. We incurred severance and other payroll charges of approximately $2.8 million in connection with the anticipated Appliance Direct transaction and the planned exit of our retail operations. Our accrual for variable incentive pay declined $0.6 million related to the lower segment profits in the current fiscal year. Lower headcount of employees accounted for approximately $0.9 million of the decrease in payroll expense. Advertising expense decreased approximately $1.0 million in the current year as a result of our continuing emphasis on cost control.

The sale and leaseback of the Cheyenne, Wyoming distribution center resulted in $2.3 million in income from gain on sale of real estate in fiscal year 2008. This represents an increase of $1.2 million over the fiscal year 2007 gain on sale of real estate.

Alternative Energy

The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses. Fiscal year 2008 is the first year that this segment has sales as Levelland Hockley commenced production operations during the second quarter of fiscal year 2008. One Earth is a development stage company and income related to equity method investments is not reported as sales or revenue.

The following table summarizes sales from Levelland Hockley by product group (amounts in thousands):

Year Ended January 31, 2009

Ethanol	$55,989
Dried distiller grains	6,478
Wet distiller grains	5,449
Other	307

Total	$68,223

The following table summarizes certain operating data from Levelland Hockley:

Year Ended January 31, 2009

Average selling price per gallon of ethanol	$2.14
Average selling price per ton of dried distiller grains	$180.42
Average selling price per ton of wet distiller grains	$51.74
Average cost per bushel of grain	$4.82
Average cost of natural gas (per mmbtu)	$9.01

Results for the segment declined from a profit of $22.4 million in fiscal year 2007 to a loss of $9.0 million in fiscal year 2008. The decline in segment profit is generally a result of lower investment gains and increases in expenses.

Selling, general and administrative expenses were $4.3 million in fiscal year 2008 compared to $2.7 million in fiscal year 2007, an increase of $1.6 million. We recorded a non cash impairment charge of $1.3 million in fiscal year 2008 related to goodwill associated with the Levelland Hockley acquisition. We also incurred expenses of $2.0 million from Levelland Hockley in fiscal year 2008 compared to $0.4 million in fiscal year 2007. This increase results from Levelland Hockley commencing production operations in the second quarter of fiscal year 2008. Levelland Hockley was a development stage company during fiscal year 2007. Executive incentive compensation declined by $1.5 million in fiscal year 2008, a result of the decline in segment profit.

Interest income decreased to $0.3 million in fiscal year 2008 from $2.1 million in fiscal year 2007. Interest income from our debt investment in Millennium, which was sold during fiscal year 2007, accounted for a majority of the decrease in interest income.

Interest expense increased to $2.8 million in fiscal year 2008 as interest incurred by Levelland Hockley was not capitalized subsequent to the start of production operations. All interest incurred by Levelland Hockley in fiscal year 2007 was capitalized.

Realized investment gains were $24.0 million in fiscal year 2007, as a result of the acquisition of our interest in Millennium by US BioEnergy Corporation. There was no such income in fiscal year 2008.

We recognized unrealized and realized losses of $3.8 million and $2.6 million during fiscal years 2008 and 2007, respectively, related to forward starting interest rate swaps that Levelland Hockley and One Earth entered into during fiscal year 2007. During fiscal year 2008, Levelland Hockley’s loss was $0.8 million and One Earth’s loss was $3.0 million.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the retail or alternative energy segments and income from synthetic fuel investments.

Income from synthetic fuel investments declined to $0.7 million in fiscal year 2008 from $6.9 million in fiscal year 2007. The income recognized in fiscal year 2008 represents the estimated final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K tax credit program expired on December 31, 2007, we do not anticipate income or loss from the Colona or Somerset sales to be significant beyond fiscal year 2008. During the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the Gillette synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. At January 31, 2009, we estimate that there is approximately 6.0 million tons of production for which we did not recognize income nor receive payment. We estimate this could result in approximately $2.3 million (net of phase out) of future income and cash receipts.

Unallocated interest income was $1.8 million in fiscal year 2008, compared to $3.6 million in fiscal year 2007. The decrease resulted from lower yields earned during fiscal year 2008 on our excess cash as interest rates were generally lower in fiscal year 2008 compared to fiscal year 2007.

Comparison of Fiscal Years Ended January 31, 2008 and 2007

Net Sales and Revenue – All of our net sales and revenue was generated by our retail segment, as the ethanol entities we consolidate did not have an operating plant in fiscal year 2007. Net sales and revenue in fiscal year 2007 were $194.8 million, a 3.5% decrease from $201.9 million in fiscal year 2006. This decrease was primarily a result of a decrease in comparable store sales of 6.7% for fiscal year 2007. This decrease was partially offset by revenue from extended service contracts which was $13.7 million in fiscal year 2007 compared to $12.4 million in fiscal year 2006. The increase in revenue from extended service contracts results from higher accretion of revenue from extended service contracts sold in previous years when our merchandise sales were higher. We consider a store to be comparable after it has been open six full fiscal quarters. Comparable store sales results do not include sales of extended service contracts. We closed 78 stores (67 of which were classified as discontinued operations) during fiscal year 2007 and 25 stores during fiscal year 2006. We did not open any new stores in fiscal years 2007 and 2006. We had 115 stores open at January 31, 2008 compared to 193 stores at January 31, 2007.

The television category negatively impacted comparable store sales by 3.1%. This resulted from gains in LCD television sales being offset by declines in plasma, light engine and traditional tube televisions. The audio category negatively impacted comparable store sales by 3.0%. The audio category decline is consistent with industry trends away from traditional audio products to portable digital media which we do not sell. The video category negatively impacted comparable store sales by 1.6%. The video category has generally been impacted by lower price points, as many of these products continue to become more of a commodity item with very high levels of competition. The appliance category positively impacted comparable store sales by 1.0%. The appliance category performance was primarily due to an increased promotional effort and an increase in the breadth of products offered.

Lease income was approximately $401,000 in fiscal year 2007, a 19.3% decrease from $497,000 in fiscal year 2006. The decrease results primarily from fewer properties being leased during fiscal year 2007.

Gross Profit – Gross profit was approximately $58.3 million in fiscal year 2007, or 29.9% of net sales and revenue, versus approximately $56.8 million for fiscal year 2006 or 28.1% of net sales and revenue. The increase in gross profit was primarily a result of extended service contracts. Extended service contracts contributed gross profit of $11.0 million in fiscal year 2007, compared to $9.5 million in fiscal year 2006, generally reflecting the income recognition of extended service contracts sold in prior years. Our direct warranty repair costs were approximately 19% and 23% of extended service contract revenue in fiscal years 2007 and 2006, respectively.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2007 were approximately $53.8 million, or 27.6% of net sales and revenue, a 4.3% decrease from approximately $56.2 million, or 27.8% of net sales and revenue, for fiscal year 2006. The decrease in expenditures was primarily due to lower advertising expenses of $2.0 million as we had fewer markets to serve after our store closings and we continued to emphasize cost control.

Interest Income – Interest income increased to approximately $5.7 million or 2.9% of net sales and revenue, for fiscal year 2007 from approximately $2.4 million or 1.2% of net sales and revenue for fiscal year 2006. Approximately $2.4 million of the increase results from more excess cash available for investment in fiscal year 2007 and $1.0 million of interest income from our ethanol investments in Millennium, Levelland Hockley and One Earth.

Interest Expense – Interest expense decreased to approximately $0.2 million, or 0.1% of net sales and revenue, for fiscal year 2007 from approximately $1.1 million, or 0.5% of net sales and revenue, for fiscal year 2006. The decline in interest expense was primarily caused by capitalizing $1.6 million in interest related to plant construction at Levelland Hockley and One Earth and our equity method investment in Patriot in fiscal year 2007. We capitalized $0.4 million of interest related to our equity investments in ethanol entities in fiscal year 2006.

Loss on Early Termination of Debt – During fiscal year 2007, we completed the early payoff of mortgages for 10 retail locations totaling approximately $7.1 million and modified the collateral securing the revolving line of credit. We incurred a charge of approximately $0.6 million related to this termination of debt.

Gain on Sale of Real Estate – During fiscal year 2007, we completed a sale and leaseback for 12 properties classified in continuing operations for a net gain of $1.1 million. During fiscal year 2006, we completed a sale and leaseback for one property classified in continuing operations for a gain of $1.7 million. A portion of the gains was deferred, based upon the present value of the minimum lease payments.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal year 2007, we recognized income of $1.6 million from our equity investments in Big River and Patriot. Big River has an operating ethanol facility while Patriot is currently constructing an ethanol facility. Income from Big River was $2.4 million in fiscal year 2007 while we recorded a loss of $0.8 million from Patriot in fiscal year 2007. The loss from Patriot includes a charge of $0.8 million representing our share of unrealized losses on derivative financial instruments (an interest rate swap). In fiscal year 2006, we recognized income of $0.5 million from our equity investment in Big River.

Realized Investment Gains – On August 29, 2007, US BioEnergy Corporation (“US BioEnergy”) completed the acquisition of Millennium. In connection with the acquisition, we received approximately 3.7 million shares of US BioEnergy common stock and approximately $4.8 million of cash as total consideration for our interest in Millennium based upon the conversion of our $14.0 million convertible secured promissory note, accrued interest and related purchase rights. We sold all of the US BioEnergy common stock during fiscal year 2007 and recorded a gain of $24.0 million related to the sale of our Millennium investment and subsequent holdings of US BioEnergy common stock and cash proceeds received from US BioEnergy.

Income from Synthetic Fuel Investments – Results for fiscal years 2007 and 2006 reflect the impact of our equity investment in two limited partnerships, Colona and Somerset, which produced synthetic fuels. We recognized income from the sales of our interests in Colona and Somerset subject to certain annual limitations and production levels. The Section 29/45K tax credit program expired on December 31, 2007.

Income from synthetic fuel investments for fiscal year 2006 also includes income related to our sale of our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We are eligible to receive $1.50 per ton of “qualified production” (subject to phase out) produced by the facility and sold through 2007. During the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. At January 31, 2009, we estimate that there is approximately 6.0 million tons of production for which we did not recognize income nor receive payment. We estimate this could result in approximately $2.3 million (net of phase out) of future income and cash receipts. The following table (amounts in thousands) summarizes the income from the sales, net of certain expenses, of our interests in synthetic fuel entities:

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

Income Taxes – Our effective tax rate was approximately 36.9% and 32.9% for fiscal years 2007 and 2006, respectively, after reflecting our share of federal tax credits earned by the Somerset limited partnership for fiscal year 2006. Our effective tax rate increased for fiscal year 2007, as we no longer receive federal tax credits for synthetic fuel produced subsequent to September 30, 2005. State tax expense increased during fiscal year 2007 as a result of income from our sale and leaseback transaction and ethanol activities generating state taxable income that exceeded available net operating losses in certain states.

Minority Interest – Minority interest of $841,000 represents the owners’ (other than us) share of the loss of Levelland Hockley and One Earth. Minority interest of Levelland Hockley and One Earth was $454,000 and $387,000, respectively.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $26.4 million for fiscal year 2007 versus approximately $10.0 million for fiscal year 2006.

Discontinued Operations – During fiscal year 2007, we closed 67 stores that were classified as discontinued operations. As a result of these stores and certain other stores, we had a loss from discontinued operations, net of tax benefit, of approximately $2.3 million in fiscal year 2007 compared to approximately $21,000 in fiscal year 2006. We sold 71 of these store locations and as a result had a gain from disposal of discontinued operations, net of a tax provision, of approximately $9.8 million in fiscal year 2007 compared to approximately $1.4 million in fiscal year 2006.

Net Income – As a result of the foregoing, net income was approximately $33.9 million for fiscal year 2007 versus approximately $11.4 million for fiscal year 2006.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other.

Retail

The net sales and revenue are discussed under Net Sales and Revenue—Comparison of Fiscal Years Ended January 31, 2008 and 2007.

Segment profit increased $4.7 million (82.5%) to $10.4 million in fiscal year 2007 from $5.7 million in fiscal year 2006. The increase in segment profit was primarily related to lower selling, general and administrative expenses of $3.9 million. Payroll expenditures declined $3.0 million from fiscal year 2006 as we utilized a sales commission program during fiscal year 2007 that emphasized cost control. Furthermore, we utilized a higher incentive program for our sales force during fiscal year 2006 designed to reduce selected inventory items. Gross profit increased $1.5 million in fiscal year 2007, primarily the result of extended service contracts as higher amounts of revenue were recognized primarily related to extended service contracts sold in prior years.

Alternative Energy

The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses. No sales or revenue is attributable to this segment as Levelland Hockley and One Earth were development stage enterprises through fiscal year 2007 and income related to equity method investments is not reported as sales or revenue.

Segment profit increased $22.2 million to $22.4 million in fiscal year 2007 from $0.2 million in fiscal year 2006. Realized investment gains increased to $24.0 million in fiscal year 2007, as a result of the acquisition of our interest in Millennium by US BioEnergy Corporation, while equity in unconsolidated affiliates increased $1.1 million to $1.6 million in fiscal year 2007. Income from Big River was $2.4 million in fiscal year 2007 while we recorded a loss of $0.8 million from Patriot in fiscal year 2007. The loss from Patriot includes a charge of $0.8 million representing our share of unrealized losses on derivative financial instruments. In fiscal year 2006, we recognized income of $0.5 million from our equity investment in Big River. Interest income increased to $2.1 million in fiscal year 2007 from $0.9 million in fiscal year 2006. Interest income from our debt investment in Millennium accounted for a majority of the increase in interest income. Selling, general and administrative expenses were $2.7 million in fiscal year 2007, an increase of $1.6 million from fiscal year 2006. Allocated compensation expense accounted for $1.3 million of this increase, primarily reflecting higher executive incentive compensation related to alternative energy.

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

Liquidity and Capital Resources

Our primary sources of financing have been income from operations, sales of real estate and debt financing. In fiscal year 2007, we also generated cash from our sale of Millennium and the subsequent sale of US BioEnergy common stock. In addition, we monetized a significant portion of our real estate portfolio in fiscal year 2007, generating approximately $71 million in net cash receipts. Our primary uses of cash have been debt and equity investments in ethanol entities, construction of ethanol plants, long term debt repayments and stock repurchases.

Outlook – As we wind down our retail business, we expect to liquidate our retail inventory of $22.3 million at January 31, 2009. Our cash balance of $92.0 million includes $2.0 million held by Levelland Hockley which we expect to use for working capital needs at Levelland Hockley. In addition, One Earth intends to borrow up to $54 million over the next year to fund construction costs and provide working capital as it anticipates opening its ethanol plant in May of 2009. Currently, we do not have definitive plans to make additional investments in the alternative energy segment during fiscal year 2009 and have not identified specific uses of our excess cash. Possible uses of the cash are to pay down long term mortgage debt and repurchase our common stock. We also plan to seek and evaluate various investment opportunities including energy related, agricultural and real estate. We can make no assurances that we will be successful in our efforts to find such opportunities.

Operating Activities – Net cash provided by operating activities was $2.9 million for fiscal year 2008 compared to $14.8 million in fiscal year 2007. For fiscal year 2008, operating cash flow was provided by net loss of $3.3 million adjusted for the impact of impairment charges of $2.0 million, and a $3.4 million unrealized loss on derivative financial instruments, $1.1 million of stock based compensation expense and non-cash items of $8.5 million, which consist of deferred income, the deferred income tax provision, minority interest, gain on disposal of real estate and property and equipment, income from ethanol investments, and depreciation and amortization. Cash was provided by a decrease in inventory of $25.6 million, primarily due to store closings during fiscal year 2008 and our planned exit of the retail business. Additionally, cash was provided by a decrease in other assets of $2.5 million, primarily a result of prepaid commissions related to extended service contracts decreasing, reflecting our lower sales of this service. Accounts payable decreased $8.6 million, primarily a result of lower levels of inventory and our planned exit of the retail business. Other liabilities decreased $3.7 million, as accruals for variable incentive compensation decreased $2.2 million, a result of the decline in profitability. Income taxes refundable increased $5.4 million as a result of a loss carryback created during fiscal year 2008. Accounts receivable increased $2.3 million; this was primarily a result of Levelland Hockley commencing production operations in fiscal year 2008.

Net cash provided by operating activities was $14.8 million for fiscal year 2007 compared to $31.8 million in fiscal year 2006. For fiscal year 2007, operating cash flow was provided by net income of $33.9 million adjusted for the impact of a $24.0 million gain on sale of investments, a $6.9 million gain on sales of partnership interest, $1.4 million of stock based compensation expense and non-cash items of $15.7 million, which consist of deferred income, the deferred income tax provision, minority interest, impairment charges, gain on disposal of real estate and property and equipment, income from ethanol investments, unrealized loss on derivatives and depreciation and amortization. Cash was provided by a decrease in inventory of $20.1 million, primarily due to store closings during fiscal year 2007. Additionally, cash was provided by a decrease in other assets of $5.2 million, primarily a result of a $5.0 million advance equity deposit being used for an equity investment at January 31, 2007. Other liabilities increased $4.2 million, primarily a result of an accrual for amounts owed related to synthetic fuel production as payments received from our synthetic fuel partnership sales exceeded our estimated amounts due us. Accounts payable, excluding accrued capital expenditures for ethanol related construction in process, decreased $3.0 million, primarily the result of the timing of inventory purchases and payments.

Investing Activities – Net cash used in investing activities was $91.6 million for fiscal year 2008. Capital expenditures in fiscal year 2008 totaled $101.3 million, all of which was for the construction of ethanol plants.

Cash of $1.3 million was provided by proceeds from the sale of our partnership interests in synthetic fuel and $9.2 million was provided by proceeds from the sale of real estate and property and equipment. We purchased a promissory note from Patriot for $0.9 million.

Net cash provided by investing activities was $79.4 million for fiscal year 2007. We paid $10.0 million for an equity investment in Big River. The acquisition and resulting consolidation of One Earth provided cash of $8.7 million as One Earth’s cash balance exceeded the purchase price of $50.8 million which resulted in us acquiring a 74% ownership interest in One Earth. Cash of $15.2 million was provided by proceeds from the sale of our partnership interests in synthetic fuel and $94.8 million was provided by proceeds from the sale of real estate and property and equipment. The acquisition of our interest in Millennium by US BioEnergy Corporation and the subsequent sale of their stock provided proceeds of $39.5 million. Capital expenditures in fiscal year 2007 totaled $68.8 million. Expenditures included approximately $68.6 million for the construction of ethanol plants and $0.2 million of improvements to existing stores.

Financing Activities – Cash provided by financing activities was $52.9 million for fiscal year 2008. During fiscal year 2008, we borrowed $75.9 million in long term debt. Levelland Hockley and One Earth accounted for $19.9 million and $56.0 million, respectively, of the borrowing as they used loan proceeds to construct their ethanol plants. Repayments of debt totaled $6.7 million during fiscal year 2008. Stock option exercises in fiscal year 2008 generated cash of $1.5 million. During fiscal year 2008, we purchased approximately 1.6 million shares of our common stock for $17.7 million in open market transactions.

Cash used in financing activities was $9.5 million for fiscal year 2007. During fiscal year 2007, we borrowed $25.4 million in long term debt. Levelland Hockley accounted for $23.9 million of the borrowing as they used loan proceeds to construct their ethanol plant. Repayments of debt totaled $26.0 million during fiscal year 2007. Stock option exercises in fiscal year 2007 generated cash of $5.6 million. During fiscal year 2007, we purchased approximately 0.8 million shares of our common stock for $14.6 million in open market transactions.

At January 31, 2009, we had a remaining authorization from our Board of Directors to purchase 79,348 shares of our common stock. All acquired shares will be held in treasury for possible future use. On February 20,

2009, our Board of Directors increased our share repurchase authorization by 500,000 shares. Subsequent to January 31, 2009, we have purchased approximately 127,000 shares. We presently have approximately 452,000 authorized shares remaining available to purchase under this authorization.

At January 31, 2009, we had approximately $109.1 million of debt outstanding at a weighted average interest rate of 5.51%, with maturities from January 25, 2011 to November 20, 2016. During fiscal year 2008, we paid off $6.7 million of long-term mortgage debt from scheduled repayments and early payoffs. During fiscal year 2007, we paid off $26.0 million of long-term mortgage debt from scheduled repayments and early payoffs.

Effective July 17, 2007, we exercised our right to reduce the revolving credit commitment to $75 million from $115 million. The revolving credit agreement was to expire on September 14, 2009. On February 13, 2009, we terminated the loan agreement.

Levelland Hockley Subsidiary Level Debt

On September 27, 2006, Levelland Hockley entered into a construction and term loan agreement with Merrill Lynch Capital, now GE Business Financial Services, Inc. (“GE”), for a principal sum of up to $43.7 million (including accrued interest). During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment date on June 30, 2008, payments are due in 59 equal monthly payments of principal and accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment is required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.5%) at January 31, 2009. Borrowings are secured by all assets of Levelland Hockley.

As of January 31, 2009, approximately $41.5 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. Levelland Hockley was in compliance with all covenants at January 31, 2009.

On April 13, 2009, Levelland Hockley entered into a forbearance agreement with GE. This agreement includes:

(1)

An acknowledgement by Levelland Hockley that it anticipates it has failed to meet the EBITDAR Coverage Ratio, as defined, for the period ended March 31, 2009 as required by the loan agreement (the “Specified Default”) and

(2)

An agreement that GE will forbear from exercising its rights and remedies with respect to the Specified Default and also with respect to any failure to meet the EBITDAR Coverage Ratio at any future date through the end of the forbearance period, August 30, 2009, as long as no other defaults of the loan agreement occur and

(3)	An agreement that Levelland Hockley will not make any payments of principal or interest to Farmers Energy, Inc. (a subsidiary of REX) during the forbearance period.

Management believes the EBITDAR Coverage Ratio covenant violation will be cured on or before the end of the forbearance period. Also, based on our forecasts which are primarily based on estimates of plant production, prices of ethanol, sorghum, distillers grains and natural gas as well as other assumptions management believes to be reasonable, we believe that Levelland Hockley will be able to maintain compliance with the covenants subsequent to the Forbearance Period as noted above for the next 12 months. Management believes that cash flow from operating activities together with working capital will be sufficient to meet Levelland Hockley’s liquidity needs. However, if a material adverse change in the financial position of Levelland Hockley should occur, or if actual sales or expenses are substantially different than what has been forecasted, Levelland Hockley’s liquidity and ability to fund future operating and capital requirements and compliance with debt covenants could be negatively impacted.

Levelland Hockley paid approximately $3.5 million for various fees associated with the construction and term loan agreement. These fees are recorded as prepaid loan fees and will be amortized ratably over the loan term. At January 31, 2009, the Company’s proportionate share of restricted assets related to Levelland Hockley was approximately $11.5 million; Levelland Hockley’s restricted assets total approximately $20.6 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of Levelland Hockley per the terms of the loan agreement with GE.

One Earth Subsidiary Level Debt

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. During the construction period, One Earth will be required to make interest payments quarterly on the outstanding principal amount at a variable interest rate equal to LIBOR plus 310 basis points. The construction loan will be converted into a term loan upon completion of plant construction. The term loan will bear interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points and is payable over five years.

Borrowings are secured by all property of One Earth. As of January 31, 2009, approximately $56.0 million had been drawn on the construction loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at January 31, 2009. One Earth has paid approximately $1,364,000 in financing costs. These costs are recorded as prepaid loan fees and will be amortized ratably over the loan term. At January 31, 2009, our proportionate share of restricted assets related to One Earth was approximately $41.3 million. One Earth’s restricted assets total approximately $56.0 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, mortgaging, interest rate management, and leasing retail space.

The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2009 (amounts in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Lease obligations (a)	$7,557	$4,113	$2,342	$1,037	$65
Long-term debt obligations	109,091	7,017	21,799	41,770	38,505
Inventory purchase orders	3,517	3,517	—	—	—
Interest on variable rate debt (b)	25,002	3,374	11,316	8,158	2,154
Interest on fixed rate debt	3,269	699	1,079	780	711
Other (c)	17,514	17,514	—	—	—

Total (d)	$165,950	$36,234	$36,536	$51,745	$41,435

(a)

Amounts include minimum rentals related to lease renewal options assumed to be exercised in the amounts of $55,000 for the fiscal year ended January 31, 2011, $60,000 for the fiscal years ended January 31, 2012, 2013 and 2014 and $65,000 for years subsequent to January 31, 2014.

(b)	The interest rates effective as of January 31, 2009 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(c)	Amounts represent construction and related commitments of One Earth for construction of its ethanol producing plant.

(d)

We are not able to determine the likely settlement period for uncertain tax positions, accordingly $4,160,000 of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement period, if any, for interest rate swaps, accordingly $6,028,000 of liabilities for derivative financial instruments have been excluded from the table above.

Seasonality and Quarterly Fluctuations

Our retail business is seasonal. As is the case with many other retailers, our net sales and revenue and net income are generally greatest in our fourth fiscal quarter, which includes the Christmas selling season. The fourth fiscal quarter accounted for 29% and 32% of net sales and revenue for fiscal years 2008 and 2007, respectively. The fourth fiscal quarter accounted for 31% and 29% of gross profit in fiscal years 2007 and 2006, respectively. Year to year comparisons of quarterly results of operations and comparable store sales can be affected by a variety of factors, including the duration of the holiday selling season, weather conditions, the opening of ethanol plants and fluctuations in synthetic fuel production.

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

Revenue Recognition – We recognize sales of retail products upon receipt by the customer. We will honor returns from retail customers within seven days from the date of sale. We establish liabilities for estimated returns at the point of sale. Such liabilities are immaterial in all years presented.

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

We recognize sales from the production of ethanol and distillers grains when title transfers to customers, generally upon shipment from our plant. Shipping and handling charges to ethanol customers are included in net sales and revenue.

We recognized income from synthetic fuel partnership sales as the synthetic fuel was produced and sold except for operations at the Gillette facility as we do not believe that collection of our proceeds for production occurring subsequent to September 30, 2006 is reasonably assured from that plant. We estimated the impact of oil prices and the likelihood of any phase out of Section 29/45K credits and the resulting reduction of synthetic fuel income quarterly. See Note 4 of the Notes to the Consolidated Financial Statements for a further discussion of synthetic fuel partnership sales.

We include income from our real estate leasing activities in net sales and revenue. We account for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

Investments – The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which we are the primary beneficiary. The evaluation of consolidation under FIN 46R is complex and requires judgments to be made. We consolidate the results of two majority owned subsidiaries, Levelland Hockley and One Earth, on a one month lag. See Note 5 of the Notes to the Consolidated Financial Statements for a further discussion of the acquisitions of Levelland Hockley and One Earth. Investments in businesses that we do not control, or maintain a majority voting interest or maintain a primary beneficial interest, but for which we have the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

Investments in debt securities are considered “held to maturity”, “available for sale”, or “trading securities” under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Under SFAS 115, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The fair values of our investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis.

We periodically evaluate our investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If we determine that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Vendor allowances – Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product is sold.

Inventory Reserves – Inventory is recorded at the lower of cost or market, net of reserves established for estimated technological obsolescence. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand and on fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide an inventory reserve for specifically identified inventory items that have a cost greater than net realizable value, aged and slow moving inventory and non-saleable or defective inventory items. The inventory reserve was approximately $3.3 million and $4.1 million at January 31, 2009 and January 31, 2008, respectively. Fluctuations in the inventory reserve generally relate to the levels and composition of such inventory at a given point in time. Assumptions we use to estimate the necessary reserve have not significantly changed over the last three fiscal years. Such assumptions include our ability to return defective products to vendors for credit, the estimated salvage value of defective inventory items if we are unable to return such items to the vendor for credit and the net realizable value of ethanol inventories at a point in time.

Financial Instruments – Forward grain purchase and ethanol sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) because these arrangements are for purchases of grain and sales of ethanol that will be delivered in quantities expected to be used by us over a reasonable period of time in the normal course of business. We use derivative financial instruments to manage our balance of fixed and variable rate debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Our swap agreements were not designated for hedge accounting pursuant to SFAS 133. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the accompanying statements of consolidated income.

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards and other deferred tax assets. The valuation allowance was approximately $0.6 million and $0.8 million at January 31, 2009 and January 31, 2008, respectively. Should estimates of future income differ significantly from our prior estimates, we could be required to make a material change to our deferred tax valuation allowance. The primary assumption used to estimate the valuation allowance has been estimates of future state taxable income. Such estimates can have material variations from year to year based upon expected levels of retail income, leasing income and income from our ethanol plants. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

We adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, we recorded a $0.3 million decrease to retained earnings. As of January 31, 2009, total unrecognized tax benefits were $4.0 million, and accrued penalties and interest were $0.1 million. If we were to prevail on all unrecognized tax benefits recorded, approximately $0.2 million of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

Recoverability of Long-Lived Assets – Given the nature of our business, each income producing property must be evaluated separately when events and circumstances indicate that the value of that asset may not be recoverable. We recognize an impairment loss when the estimated future undiscounted cash flows expected to result from the use of the asset and its value upon disposal are less than its carrying amount. Changes in the real estate market for particular locations could result in changes to our estimates of the property’s value upon disposal. In addition, changes in expected future cash flows from our ethanol plants could result in additional impairment charges. Any adverse change in the spread between ethanol and grain prices could result in additional impairment charges.

Costs Associated with Exit Activities – In connection with our planned exit of the retail business, we expect to vacate stores prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for the difference between our future lease payments and related costs (real estate taxes, maintenance, etc.) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. If actual results related to sublease income, vacancy periods and the payment of settlements and repairs differ from our estimates, we may be exposed to gains and or losses that could be material. Charges for lease termination costs are immaterial for all periods presented.

Restructuring Costs – Restructuring charges include severance and associated employee termination costs, lease termination fees and other costs associated with the Appliance Direct transaction and the planned exit of our retail business. We record severance and associated employee termination costs pursuant to Statement of Financial Accounting Stand (“SFAS) No. 112, “Employer’s Accounting for Postemployment Benefits-an Amendment of FASB Statements No. 5 and 43” and lease termination fees are recorded pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that lease termination fees be recorded once the leased facility is no longer actively used in a revenue producing manner. Future changes to our estimates of employee layoffs or leased stores abandoned could have a material impact on our restructuring accrual.

At January 31, 2009, we have an accrual of approximately $4.2 million for severance and other costs related to restructuring.

New Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This standard prescribes that if the fair value of an available-

for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, GAAP requires that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. The adoption of this statement in the fourth quarter of 2008 had no impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

There were no other new accounting standards issued during fiscal year 2008 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2009, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of, ethanol construction and term loans, various mortgage notes payable secured by certain land, buildings and leasehold improvements and interest rate swaps.

Approximately $9.9 million of our debt consists of fixed rate debt. The interest rates range from 6.75% to 8.4%. The remaining $99.2 million of debt is variable rate debt. In general, the rate on the variable rate debt ranges from the one month LIBOR plus 4.1% to prime less 0.25%. If the variable interest rate increased 1%, we estimate our annual interest cost would increase approximately $992,000 for the variable rate debt. Principal and interest are payable monthly over terms which generally range from 5 to 10 years. The fair value of our long-term debt at January 31, 2009 was approximately $109.6 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities. Including the impact of the interest rate swap agreements, approximately 98% of our indebtedness was based on fixed interest rates at January 31, 2009.

We anticipate managing a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and other similar instruments. Levelland Hockley has purchase commitments for 575,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum by April 2009. Levelland Hockley has forward sales commitments for 0.8 million gallons of ethanol and 25,000 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distillers grains by October 2009.

Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap fixed the variable interest rate of the term loan, subsequent to the plant completion date, at 7.89%. The swap settlements commenced on April 30, 2008 and terminate on April 30, 2010. At January 31, 2009, we recorded a liability of $1.4 million, related to the fair value of the swap. The change in fair value was recorded as “unrealized and realized losses on derivative financial instruments” in the accompanying consolidated statements of operations.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha during fiscal year 2008 and 2007. The $50.0 million swap fixed a portion of the variable interest rate of the term loan, subsequent to the plant completion date, at 7.9% while the $25.0 million swap fixed the rate at 5.49%. The swap settlements commence as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. At January 31, 2009, we recorded a liability of $4.7 million related to the fair value of the swaps. The changes in fair value were recorded as “unrealized and realized losses on derivative financial instruments” in the accompanying consolidated statements of operations.

A hypothetical 10% change (for example, from 7.0% to 6.3%) in market interest rates at January 31, 2009 would change the fair value of the interest rate swap contracts by approximately $1.8 million.

Item 8.	Financial Statements and Supplementary Data
REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	January 31,

	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,991	$127,716
Accounts receivable-net	4,197	1,877
Inventory- net	24,374	49,933
Refundable income taxes	7,790	1,522
Prepaid expenses and other	1,063	1,543
Deferred taxes-net	13,230	10,599

Total current assets	142,645	193,190
Property and equipment-net	235,454	136,505
Other assets	12,414	14,803
Goodwill	—	1,322
Deferred taxes-net	18,697	21,929
Equity method investments	38,861	38,748
Investments in debt instruments	933	—
Restricted investments	2,284	2,481

TOTAL ASSETS	$451,288	$408,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt and capital lease obligations – alternative energy	$5,898	$1,790
Current portion of long term debt – other	1,576	2,311
Accounts payable – trade	25,167	27,253
Deferred income	11,952	14,448
Accrued restructuring charges	4,171	—
Deferred gain on sale and leaseback	1,558	1,436
Derivative financial instruments	1,996	293
Other current liabilities	5,951	13,617

Total current liabilities	58,269	61,148

LONG TERM LIABILITIES:
Long term debt and capital lease obligations – alternative energy	94,003	22,072
Long term debt – other	9,936	13,152
Deferred income	13,796	17,172
Deferred gain on sale and leaseback	3,467	4,493
Derivative financial instruments	4,032	2,308
Other	4,152	4,313

Total long term liabilities	129,386	63,510

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	24,573	27,729

SHAREHOLDERS’ EQUITY:
Common stock, 45,000 shares authorized, 29,853 and 29,813 shares issued at par	299	298
Paid in capital	142,486	141,357
Retained earnings	282,332	285,629
Treasury stock, 20,471 and 19,094 shares	(186,057)	(170,693)

Total shareholders’ equity	239,060	256,591

TOTAL LIABILITIES ANDSHAREHOLDERS’ EQUITY	$451,288	$408,978

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,

	2009	2008	2007

Net sales and revenue	$230,627	$194,787	$201,881
Cost of sales (excluding retail segment depreciation)	183,547	136,508	145,099

Gross profit	47,080	58,279	56,782
Selling, general and administrative expenses	(53,796)	(53,704)	(56,220)
Interest income	2,044	5,714	2,374
Interest expense	(3,155)	(165)	(1,062)
Loss on early termination of debt	(9)	(565)	—
Gain on sale of real estate	2,279	1,064	1,734
Equity in income of unconsolidated ethanol affiliates	849	1,601	499
Realized investment gains	—	23,951	—
Income from synthetic fuel investments	691	6,945	10,764
Losses on derivative financial instruments	(3,797)	(2,601)	—

(Loss) income from continuing operations before income taxes and minority interest	(7,814)	40,519	14,871
Benefit (provision) for income taxes	2,387	(14,967)	(4,889)
Minority interest in loss of consolidated subsidiaries	3,156	841	—

(Loss) income from continuing operations	(2,271)	26,393	9,982
Loss from discontinued operations, net of tax	(1,359)	(2,306)	(21)
Gain on disposal of discontinued operations, net of tax	333	9,780	1,390

Net (loss) income	$(3,297)	$33,867	$11,351

Weighted average shares outstanding – basic	10,170	10,420	10,291

Basic (loss) income per share from continuing operations	$(0.22)	$2.53	$0.97
Basic loss per share from discontinued operations	(0.13)	(0.22)	—
Basic gain per share on disposal of discontinued operations	0.03	0.94	0.13

Basic net (loss) income per share	$(0.32)	$3.25	$1.10

Weighted average shares outstanding – diluted	10,170	11,721	11,576

Diluted income per share from continuing operations	$(0.22)	$2.25	$0.86
Diluted (loss) income per share from discontinued operations	(0.13)	(0.20)	—
Diluted gain per share on disposal of discontinued operations	0.03	0.84	0.12

Diluted net (loss) income per share	$(0.32)	$2.89	$0.98

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended January 31,

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,297)	$33,867	$11,351
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,061	2,428	4,190
Stock based compensation expense	1,143	1,413	1,660
Impairment charges	1,961	158	346
Income from equity method investments	(849)	(1,601)	(499)
Dividends received from equity method investments	900	525	—
Minority interest in consolidated subsidiaries	(3,156)	(841)	(6)
Income from synthetic fuel investments	(691)	(6,945)	(10,764)
Unrealized loss on derivative financial instruments	3,427	2,601	—
Gain on sale of investments	—	(23,951)	—
Gain on disposal of real estate and property and equipment	(3,410)	(16,584)	(3,775)
Deferred income	(6,776)	(4,819)	1,548
Excess tax benefits from stock option exercises	(12)	(69)	(27)
Deferred income tax	601	2,909	3,955
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,320)	126	1,507
Merchandise inventory	25,559	20,145	27,293
Other current assets	(93)	(859)	151
Income taxes refundable	(5,390)	—	—
Other long term assets	2,481	5,195	(4,199)
Accounts payable-trade	(8,560)	(3,041)	2,281
Other liabilities	(3,656)	4,172	(3,187)

Net cash provided by operating activities	2,923	14,829	31,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(101,271)	(68,754)	(1,668)
Proceeds from sale of synthetic fuel investments	1,264	15,210	3,716
Purchase of investments	(933)	(10,000)	(40,795)
Proceeds of note receivable and sale of investments	—	39,541	5,595
Acquisition, net of cash acquired	—	8,703	1,665
Proceeds from sale of real estate and property and equipment	9,172	94,775	9,339
Restricted investments	197	(75)	(88)

Net cash (used in) provided by investing activities	(91,571)	79,400	(22,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	75,890	25,424	13,812
Payments of long term debt	(6,724)	(26,023)	(3,749)
Loan fees	—	—	(593)
Stock options exercised	1,453	5,596	2,559
Excess tax benefits from stock option exercises	12	69	27
Treasury stock acquired	(17,708)	(14,587)	—

Net cash provided by (used in) financing activities	52,923	(9,521)	12,056

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,725)	84,708	21,645
CASH AND CASH EQUIVALENTS-Beginning of year	127,716	43,008	21,363

CASH AND CASH EQUIVALENTS-End of year	$91,991	$127,716	$43,008

Non cash investing activities–Accrued capital expenditures	$6,474	$8,100	$131
Non cash investing activities–Assets acquired by capital leases	$2,922	$—	$—

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007
(Amounts in Thousands)

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance at February 1, 2006	29,390	$294	19,289	($162,762)	$135,775	$240,898	$—	$214,205

Net income						11,351		11,351

Stock based compensation					1,660			1,660

Stock options exercised and related tax effects	123	1	(200)	1,670	1,902			3,573

Balance at January 31, 2007	29,513	295	19,089	(161,092)	139,337	252,249	—	230,789

Net income						33,867		33,867

Cumulative effect of adopting FIN 48						(287)		(287)

Treasury stock acquired			971	(18,045)				(18,045)

Stock based compensation					1,413			1,413

Stock options exercised and related tax effects	300	3	(966)	8,444	607			9,054

Minority interest distribution						(200)		(200)

Unrealized holding gains, net of tax							9,717	9,717

Reclassification adjustment for net gains included in net income, net of tax							(9,717)	(9,717)

Balance at January 31, 2008	29,813	$298	19,094	($170,693)	$141,357	$285,629	$—	$256,591

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007
(Amounts in Thousands)

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2008	29,813	$298	19,094	($170,693)	$141,357	$285,629	$—	$256,591

Net loss						(3,297)		(3,297)

Stock based compensation					1,143			1,143

Treasury stock acquired			1,636	(17,708)				(17,708)

Stock options exercised and related tax effects	40	1	(259)	2,344	(14)			2,331

Balance at January 31, 2009	29,853	$299	20,471	($186,057)	$142,486	$282,332	$—	$239,060

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation, its wholly-owned and majority owned subsidiaries and entities in which REX maintains a primary beneficial interest (the “Company”). All significant intercompany balances and transactions have been eliminated. As of January 31, 2009, the Company maintains ownership interests in four ethanol entities and operated 90 retail consumer electronics and appliance stores under the REX name in 30 states. The Company operates in two reportable segments, retail and alternative energy. The Company is currently exiting its retail segment and expects to complete this process during fiscal year 2009.

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

Cash Equivalents – Cash equivalents are principally short-term investments with original maturities of less than three months. The carrying amount of cash equivalents approximates fair value.

Concentrations of Risk – The Company maintains cash and cash equivalents in accounts with financial institutions which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk on its cash and cash equivalents.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Retail segment inventory includes certain costs associated with purchasing, warehousing and transporting merchandise. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. Reserves are established for estimated technological obsolescence and net realizable value based upon commodity prices. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand and changes in commodity prices. The Company has obsolete inventory reserves for retail inventory and lower of cost or market reserves for alternative energy inventory. These combined reserves totaled $3,297,000 and $4,100,000 at January 31, 2009 and 2008, respectively.

The components of inventory at January 31, 2009, and January 31, 2008 are as follows (amounts in thousands):

	2009	2008

Retail merchandise, net	$22,318	$49,933
Ethanol and other finished goods, net	487	—
Work in process, net	341	—
Grain and other raw materials	1,228	—

Total	$24,374	$49,933

Property and Equipment – Property and equipment is recorded at cost. Assets under capital leases are capitalized at the lower of the net present value of minimum lease payments or the fair market value of the leased asset. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment. Leasehold improvements are depreciated over the initial lease term and one renewal term when exercise of the renewal term is reasonably assured, or the life of the improvement, whichever is shorter.

The components of property and equipment at January 31, 2009 and 2008 are as follows (amounts in thousands):

	2009	2008

Land and improvements	$24,073	$13,683
Buildings and improvements	40,987	39,567
Machinery, equipment and fixtures	70,408	10,596
Leasehold improvements	3,396	5,500
Construction in progress	121,333	91,689

	260,197	161,035
Less: accumulated depreciation	(24,743)	(24,530)

	$235,454	$136,505

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge included in selling, general and administrative expenses in the consolidated statements of operations of $639,000, $158,000 and $346,000 in the fiscal years ended January 31, 2009, 2008 and 2007, respectively. The impairment charges all relate to individual stores in the Company’s retail segment. These impairment charges are primarily related to increased competition in local markets and/or unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over estimated future cash flows. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from a retail store or ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Goodwill – Goodwill represents the cost in excess of the fair value of net assets acquired. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is required to identify reporting units for purposes of assessing impairment of goodwill. The Company conducts impairment assessments annually or when events indicate a triggering event has occurred.

Investments – Restricted investments, which are principally marketable debt securities of a federal government agency, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2009 and 2008 are required by two states to cover possible future claims under product service contracts. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at January 31, 2009 and 2008. The Company has the intent and ability to hold these securities to maturity.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, Levelland Hockley and One Earth, with a one month lag. See Note 5 for a further discussion of the acquisitions of Levelland Hockley and One Earth. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method with a one month lag. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

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

The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Revenue Recognition – The Company recognizes sales of retail products upon receipt by the customer. The Company will honor returns from retail customers within seven days from the date of sale. The Company establishes liabilities for estimated returns at the point of sale. Such liabilities are immaterial for all periods presented. The Company sells retail product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Amortization of deferred contract revenues is included in net sales and revenue while amortization of deferred sales commissions is included in selling, general and administrative expenses. The Company retains the obligation to perform warranty service and such costs are charged to operations as incurred. Extended service contract revenues represented 5.6%, 7.0% and 6.1% of net sales and revenue for fiscal years 2008, 2007 and 2006, respectively.

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

The Company recognizes amounts billed to a customer for shipping and handling as revenue and actual costs incurred for shipping as selling, general and administrative expense in the consolidated statements of operations. Amounts classified as selling, general and administrative expense were $1,399,000, $1,687,000 and $1,686,000 in fiscal years 2008, 2007 and 2006, respectively.

Merchandise sold under interest-free financing arrangements is recorded as a sale when the customer receives the merchandise. In general, the Company receives payment within three to ten business days from the third-party lender. The amount the Company receives from the third-party lender is generally discounted for the interest free financing option, which is recorded as a marketing expense in selling, general and administrative expense. The net expense for third party financing was approximately $724,000, $781,000, and $617,000 in fiscal years 2008, 2007 and 2006, respectively.

The Company includes income from its real estate leasing activities in net sales and revenue. The Company accounts for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

Costs of Sales – Retail cost of sales includes the cost of merchandise (net of vendor allowances), markdowns and inventory shrink, receiving, warehousing and freight charges to deliver merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling, general and administrative expenses. As a result of this classification, the Company’s retail gross margins may not be comparable to those of other retailers that include costs related to their distribution network in selling, general and administrative expenses.

Ethanol cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

Vendor Allowances and Advertising Costs – Vendors often fund, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances are deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold or advertising expense when the related product is sold or expense incurred. Advertising costs are expensed as incurred. Advertising expense was approximately $8,533,000, $9,510,000 and $11,525,000 for fiscal years 2008, 2007 and 2006, respectively and was not offset by vendor allowances.

Selling, General and Administrative Expenses – The Company includes store expenses from its retail segment (such as payroll and occupancy costs), as well as advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

The Company includes non-production related costs from its alternative energy segment such as utilities, property taxes and certain payroll in selling, general and administrative expenses.

Interest Cost – Interest expense of approximately $3,155,000, $165,000 and $1,062,000 for fiscal years 2008, 2007 and 2006, respectively, is net of approximately $3,167,000, $1,565,000 and $373,000 of interest capitalized related to equity investments, store improvements, ethanol plant or warehouse construction. Cash paid for interest in fiscal years 2008, 2007 and 2006 was approximately $2,592,000, $2,017,000 and $2,118,000, respectively.

Deferred Financing Costs – Direct expenses and fees associated with obtaining notes payable or long-term debt are capitalized and amortized to interest expense over the life of the loan using the effective interest method.

Financial Instruments – Forward grain purchase and ethanol sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of SFAS 133 because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by us and sales of ethanol quantities expected to be produced by us over a reasonable period of time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to SFAS No. 133. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the statements of consolidated operations.

Stock Compensation – The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on February 1, 2006. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. The Company chose the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of February 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior to its adoption of SFAS 123(R), the Company accounted for stock-based compensation in compliance with APB 25, under which no compensation cost was recognized. The Company provided disclosures based on the fair value as permitted by SFAS 123.

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

No options were granted in the fiscal years ended January 31, 2009, January 31, 2008 or January 31, 2007. In accordance with the provisions of SFAS 123, the fair value method of accounting was not applied to options granted prior to February 1, 1995 in estimating the pro forma amounts.

The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2009:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding—Beginning of year	3,016	$9.16
Granted	—	—
Exercised	(299)	4.86
Canceled or expired	(2)	12.64

Outstanding—End of year	2,715	$9.63	2.7	$8

Exercisable—End of year	2,661	$9.57	2.7	$8

The total intrinsic value of options exercised in the fiscal years ended January 31, 2009, 2008 and 2007, was approximately $2.2 million, $14.6 million and $3.0 million, respectively, resulting in tax deductions to realize benefits of approximately $0.9 million, $2.1 million and $1.0 million, respectively. All outstanding options are expected to vest.

At January 31, 2009, there was approximately $0.2 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 0.3 years.

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

The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of January 31, 2009, total unrecognized tax benefits were $4,037,000, and accrued penalties and interest were $123,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $178,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

New Accounting Pronouncements – In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This standard prescribes that if the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, GAAP requires that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. The adoption of this statement in the fourth quarter of 2008 had no impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities —An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

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

There were no other new accounting standards issued during fiscal year 2008 that had or are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

2.	INVESTMENTS

The Company has debt and equity investments. The debt investments are accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) while the equity investments are accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The following tables summarize investments at January 31, 2009 and 2008 (amounts in thousands):

Debt Securities January 31, 2009

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

Patriot Renewable Fuels, LLC
Convertible Note	16.00%	11/25/2011	Available for Sale	$933	$933

Debt Securities January 31, 2008

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

United States Treasury
Bill	2.82%	2/28/2008	Held to Maturity	$1,548	$1,548

There were no unrealized holding gains or losses at January 31, 2009 or 2008.

On August 29, 2007, US BioEnergy Corporation completed the acquisition of Millennium Ethanol, LLC (“Millennium”). In connection with the acquisition, the Company received 3,693,858 shares of US BioEnergy common stock and approximately $4.8 million of cash as total consideration for its interest in Millennium based upon the conversion of the Company’s $14.0 million convertible secured promissory note, accrued interest and related purchase rights. The Company sold all of its shares of US BioEnergy common stock during fiscal year 2007. The Company recorded a realized gain (pre-tax) of $24.0 million as a result of this transaction.

The Company has $933,000 at January 31, 2009 and 2008 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 2.3% and 6.3% at January 31, 2009 and 2008, respectively.

In addition to the deposit with the Florida Department of Financial Services, the Company has $1,351,000 at January 31, 2009 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. This investment earned 1.3% at January 31, 2009.

Equity Securities January 31, 2009:

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$23,850	$20,000

Patriot Renewable Fuels, LLC	23%	15,011	16,000

Total Equity Securities		$38,861	$36,000

Equity Securities January 31, 2008:

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$22,353	$20,000

Patriot Renewable Fuels, LLC	23%	16,395	16,000

Total Equity Securities		$38,748	$36,000

On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River, an Iowa limited liability company and holding company for several entities. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, presently operates a 92 million gallon ethanol manufacturing facility. Big River has begun construction of its second plant, which has a design capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. The plant will be located in Galva, Illinois, and construction of the plant is expected to be completed by the second quarter of fiscal year 2009. The Company funded this investment in exchange for a 10% ownership interest. The Company recorded income of $2,397,000 and $2,379,000 as its share of earnings from Big River during fiscal years 2008 and 2007, respectively.

On June 8, 2006, the Company entered into an agreement to invest $16 million in Patriot which commenced production operations during fiscal year 2008. The facility has a design capacity of 100 million gallons annually. The Company funded this investment on December 4, 2006 in exchange for a 23% ownership interest. The Company recorded a loss of $1,548,000 and $778,000 as its share of loss from Patriot during fiscal years 2008 and 2007, respectively.

Undistributed earnings of equity method investees totaled approximately $3.8 million at January 31, 2009.

3.	FAIR VALUE

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

Effective February 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents, restricted investments and derivative assets and liabilities at fair value.

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

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2009 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$91,601	$—	$—	$91,601
Investments in Debt Securities		933		933
Restricted Investments	1,351	—	—	1,351

Total Assets	$92,952	$933	$—	$93,885

Derivative Liabilities	$—	$6,028	$—	$6,028

Total Liabilities	$—	$6,028	$—	$6,028

No financial instruments were elected to be measured at fair value in accordance with SFAS 159.

4.	SYNTHETIC FUEL LIMITED PARTNERSHIPS

During fiscal year 1998, the Company invested in two limited partnerships that produced synthetic fuels. The limited partnerships earned Federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the quantity and content of synthetic fuel production and sales. Credits under Section 29/45K are available for qualified fuels sold before January 1, 2008 (see Note 17).

Through a series of sales, the Company sold its ownership interest in Colona Synfuel Limited Partnership L.L.L.P (Colona), a limited partnership that owned a synthetic fuel facility, and generally received cash payments from the sales on a quarterly basis through fiscal year 2007. The Company earned and reported as income approximately $0.5 million, $4.2 million and $5.3 million for fiscal years 2008, 2007 and 2006, respectively.

The Company sold its entire ownership interest in Somerset Synfuel, L.P., (Somerset), a limited partnership that owned two synthetic fuel facilities, and generally received cash payments from the sales on a quarterly basis through fiscal year 2007. The Company earned and reported as income approximately $0.2 million, $2.8 million and $4.4 million for fiscal years 2008, 2007 and 2006, respectively.

The Section 29/45K tax credit program expired, under current law, at the end of 2007. Thus, the Company does not expect to recognize any income or loss from the Colona and Somerset sales beyond fiscal year 2008.

Income from synthetic fuel investments also includes income related to the sale on March 30, 2004 of the Company’s membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. The Company recognized approximately $1.1 million of pre-tax investment income from this sale during fiscal year 2006.

5.	BUSINESS COMBINATIONS

On September 30, 2006, the Company acquired 47 percent of the outstanding membership units of Levelland Hockley County Ethanol, LLC (“Levelland Hockley”). Levelland Hockley was a development stage entity that completed construction of an ethanol production facility in Levelland, Texas during fiscal year 2008. Levelland Hockley commenced production operations in March of 2008. The ethanol plant has a design capacity of 40 million gallons of ethanol annually.

The results of Levelland Hockley’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. The aggregate purchase price was $11.5 million, all of which was cash.

The acquisition was recorded by allocating the total purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair values of the assets acquired and liabilities assumed was recorded as goodwill.

As a result of continuing losses incurred by Levelland Hockley and the decreasing spread between ethanol and grain prices, which negatively impacted profitability, the Company performed an interim goodwill impairment analysis during the third quarter of fiscal year 2008. Based upon this interim review of goodwill, the Company recorded an impairment charge of $1.3 million during the third quarter of fiscal year 2008, which represented the entire goodwill balance. The impairment charge is included in selling, general and administrative expenses in the consolidated statements of operations and relates to the Company’s alternative energy segment. There was no change in goodwill for the year ended January 31, 2008. The acquired goodwill of $1.3 million was the only change in goodwill for the year ended January 31, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Cash	$13,165
Accrued interest receivable	24
Property, plant and equipment	595
Prepaid loan fees	3,200
Deposits	5,220
Goodwill	1,322

Total assets acquired	23,526
Current liabilities	(577)
Minority interest	(11,449)

Net purchase price	$11,500

Prepaid loan fees have an estimated useful life of 6 years. The entire amount of goodwill is expected to be deductible for income tax purposes.

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

Year Ended January 31, 2007

Net sales and revenue	$201,881
Net income	$10,871
Basic net income per share	$1.06
Diluted net income per share	$0.94

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

On October 30, 2007, the Company acquired 74 percent of the outstanding membership units of One Earth Energy, LLC (“One Earth”). The results of One Earth’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. The aggregate purchase price was $50.8 million, all of which was cash.

The acquisition was recorded by allocating the total purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The unaudited financial information in the table below summarizes the combined results of operations of the Company and One Earth, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share amounts):

	Years Ended January 31,

	2008	2007

Net sales and revenue	$194,787	$201,881
Net income	33,661	11,075
Basic net income per share	3.23	1.08
Diluted net income per share	2.87	0.96

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

6.	OTHER ASSETS

The components of other assets at January 31, 2009 and 2008 are as follows (amounts in thousands):

	January 31,

	2009	2008

Prepaid loan fees	$4,515	$5,187
Prepaid commissions	7,563	9,208
Equipment deposit	—	293
Other	336	115

Total	$12,414	$14,803

Prepaid loan fees represent amounts paid to obtain both mortgage debt and borrowings under the Company’s, Levelland Hockley’s and One Earth’s lines of credit and other debt arrangements. Such amounts are amortized as interest expense. Future amortization expense is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2010	$1,029
2011	977
2012	866
2013	744
2014	414
Thereafter	485

Total	$4,515

Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s retail sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold. Future amortization of prepaid commissions is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2010	$3,386
2011	2,336
2012	1,154
2013	544
2014	143
Thereafter	—

Total	$7,563

7.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased under the treasury stock method. The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for fiscal years 2007, and 2006 (amounts in thousands, except per-share amounts):

	2007

	Income	Shares	Per Share

Basic net income per share from continuing operations	$26,393	10,420	$2.53
Effect of stock options		1,301

Diluted net income per share from continuing operations	$26,393	11,721	$2.25

	2006

	Income	Shares	Per Share

Basic net income per share from continuing operations	$9,982	10,291	$0.97
Effect of stock options		1,285

Diluted net income per share from continuing operations	$9,982	11,576	$0.86

As there was a loss from continuing operations in fiscal year 2008, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For fiscal years 2008, 2007 and 2006, a total of 2,715,001, 162,719 and 468,779 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

8.	SALE AND LEASEBACK TRANSACTIONS AND OTHER LEASES

On September 16, 2008, the Company completed a transaction for the sale and partial leaseback of its Cheyenne, Wyoming distribution center under a three year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.6 million (net of expenses) resulted from this sale. The

Company has also deferred approximately $0.7 million of the gain at January 31, 2009, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

On September 29, 2007, the Company completed a transaction for the sale and leaseback of one of its stores. The lease term was month to month and expired on January 31, 2008. A pre-tax gain, classified as discontinued operations, of approximately $951,000 (net of expenses) resulted from this sale.

On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. Either the Company or Klac may terminate a lease after the initial six months of the initial lease term on 28 of the leases, of which 14 were terminated in fiscal year 2008 and 14 of which were terminated in fiscal year 2007. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the 15 properties.

This transaction resulted in a gain (realized and deferred) of $14.8 million. The Company recognized a pre-tax gain on sale of real estate of $0.1 million and $8.0 million (net of expenses and losses) in fiscal years 2008 and 2007, respectively. The Company also recognized approximately $1.4 million of the deferred gain as a reduction of lease expense during fiscal years ended 2008 and 2007. The Company has a deferred gain of $3.9 million and $5.4 million at January 31, 2009 and 2008, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases. The following table summarized the pre-tax gains recognized for fiscal years 2008 and 2007 (amounts in thousands):

Classification of Gain	2008	2007

Continuing Operations	$1,396	$2,168
Discontinued Operations	97	7,211

Total Pre-Tax Gain	$1,493	$9,379

The following table summarizes the components of the Klac sale and leaseback transaction as of January 31, 2009 (amounts in thousands except property counts):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	62	$—	$7,707
Leased until January 31, 2010	12	3,279	740
Leased until January 31, 2010 (2 month kickout clause)	12	654	2,425

Total	86	$3,933	$10,872

Future amortization of the deferred gain is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2010	$1,193
2011	539
2012	539
2013	539
2014	539
Thereafter	584

Total	$3,933

On July 28, 2006, the Company completed a transaction for the sale and leaseback of one of its stores under an initial three-year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.7 million (net of expenses) resulted from this sale. The Company has also deferred $0.4 million at January 31, 2009, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

In addition to the leaseback transactions described above, the Company is committed under operating and capital leases for certain retail store locations and equipment at ethanol plants. The lease agreements are for varying terms through fiscal year 2011 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases. The following is a summary of rent expense under operating leases (amounts in thousands):

Years Ended January 31	Minimum Rentals	Gain Amortization	Sublease Income	Total

2009	$5,288	$(1,596)	$(235)	$3,457
2008	4,671	(1,175)	(224)	3,272
2007	2,211	(50)	(218)	1,943

The Company is secondarily liable under lease arrangements when there is a sublessee. These arrangements arise out of the normal course of business when the Company decides to close stores prior to lease expiration and is able to sublease the facility. As of January 31, 2009, future minimum annual rentals for all operating leases and sublease income are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals	Sublease Income

2010	$3,544	$193
2011 (a)	851	110
2012 (a)	353	46
2013 (a)	60	40
2014 (a)	60	40
Thereafter (a)	65	43

	$4,933	$472

(a) Amounts include minimum rentals related to lease renewal options assumed to be exercised in the amounts of $55,000 for the fiscal year ended January 31, 2011, $60,000 for the fiscal years ended January 31, 2012, 2013 and 2014, and $65,000 for the thereafter category.

At January 31, 2009, the Company has lease agreements, as landlord, for all or portions of 41 owned properties. At seven of these locations, the Company does not operate a retail store. The Company operates a retail store and leases a portion of the property to a tenant at one property. The Company operated a retail store at the remaining 33 locations. During the first six months of fiscal year 2009, the Company expects to cease operating its retail stores at these 33 locations. All of the leases are accounted for as operating leases. The Company recognized lease income of approximately $416,000, $401,000 and $497,000 in fiscal years 2008, 2007 and 2006, respectively.

As of January 31, 2009, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals

2010	$2,198
2011	3,042
2012	3,345
2013	3,176
2014	3,053
Thereafter	4,761

$19,575

Levelland Hockley leases certain real estate and equipment for its ethanol plant. These leases have been classified as capital leases. The following is a summary, at January 31, 2009, of the aggregate minimum future annual rental commitments for all capital leases:

Years Ended January 31	Minimum Rentals

2010	$569
2011	569
2012	569
2013	524
2014	393

Total minimum lease payments	2,624
Less amount representing interest	302

Present value of minimum capital lease payments	2,322
Less current maturities of capital lease obligtions	442

Long term capital lease obligtions	$1,880

The composition of capital leases reflected as property and equipment at January 31, 2009 and 2008 is as follows:

	2009	2008

Buildings and improvements	$2,512	$—
Machinery, equipment and fixtures	410	—

	2,922	—
Less: accumulated amortization	(141)	—

	$2,781	$—

9.	COMMON STOCK

During fiscal years 2008, 2007 and 2006, the Company purchased 1,636,252 shares, 971,319 shares and 0 shares, respectively, of its common stock for $17,708,000, $18,045,000 and $0, respectively. Included in these amounts are shares the Company received totaling 186,919, for the year ended January 31, 2008 as tenders of the exercise price of stock options exercised by the Company’s Chief Executive Officer. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $3,458,000. At January 31, 2009, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 79,348 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31, 2009	January 31, 2008

Authorized shares	45,000	45,000
Issued shares	29,853	29,813
Outstanding shares	9,382	10,719

10.	REVOLVING LINE OF CREDIT

During fiscal year 2007, the Company modified its revolving line of credit agreement, reducing the total available line from $115 million to $75 million. The revolving credit agreement was to expire on September 14, 2009. On February 13, 2009, the Company terminated the $75.0 million line of credit. As of this date, there are no restrictions on the ability of REX to pay dividends.

11.	LONG-TERM DEBT AND INTEREST RATE SWAPS

Long-term debt consists of notes payable secured by certain land, buildings and equipment. Interest rates ranged from 2.3% to 8.7% in fiscal years 2008 and 2007. Principal and interest are payable monthly over terms that generally range from 5 to 10 years. The following provides information on rates segregated as fixed or variable and by term for fiscal years 2008 and 2007:

Fiscal Year 2008

Interest Rates	Maturity	Balance (in thousands)

	Variable
2.30% - 5.44%	Within five years	$43,113
5.29%	Five to six years	56,042

		$99,155

	Fixed
6.75% - 7.21%	Within five years	$2,243
6.41% - 8.40%	Five to ten years	7,693

	Total fixed	$9,936

Fiscal Year 2007

Interest Rates	Maturity	Balance (in thousands)

	Variable
5.68% - 8.69%	Within five years	$27,540

	Fixed
6.75% - 7.21%	Within five years	$2,836
3.70% - 8.40%	Five to ten years	8,949

	Total fixed	$11,785

The current portion of long-term debt presented in the accompanying consolidated balance sheet assumes the amount due in the next twelve months based upon outstanding borrowings at January 31, 2009. Annual expected maturities of long-term debt, assuming One Earth borrows the entire amount available under its construction loan, are as follows (amounts in thousands):

Years Ending January 31,

2010	$7,868
2011	14,497
2012	14,609
2013	15,492
2014	35,376
Thereafter	65,207

$153,049

In fiscal year 2008, the Company paid off approximately $2.4 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost and prepayment penalties of approximately $45,000 as loss on early termination of debt.

In fiscal year 2007, the Company paid off approximately $22.5 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost and prepayment penalties of approximately $0.6 million as loss on early termination of debt.

The fair value of the Company’s long-term debt at January 31, 2009 and 2008 was approximately $109.6 million and $39.7 million, respectively.

Levelland Hockley Subsidiary Level Debt

Levelland Hockley borrowed an additional $19.8 million under its construction loan agreement to fund construction of its ethanol plant during fiscal year 2008. During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments are due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.5%) at January 31, 2009, adjusted monthly through the maturity date. Borrowings are secured by all of the assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX Stores Corporation or any of its wholly owned subsidiaries. As of January 31, 2009, approximately $41.5 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. Levelland Hockley was in compliance with all covenants at January 31, 2009.

On April 13, 2009, Levelland Hockley entered into a forbearance agreement with GE Capital. This agreement includes:

(1)

An acknowledgement by Levelland Hockley that it anticipates it has failed to meet the EBITDAR Coverage Ratio, as defined, for the period ended March 31, 2009 as required by the loan agreement (the “Specified Default”) and

(2)

An agreement that GE Capital will forbear from exercising its rights and remedies with respect to the Specified Default and also with respect to any failure to meet the EBITDAR Coverage Ratio at any future date through the end of the forbearance period, August 30, 2009, as long as no other defaults of the loan agreement occur and

(3) An agreement that Levelland Hockley will not make any payments of principal or interest to Farmers Energy, Inc. (a subsidiary of REX) during the forbearance period.

Management believes the EBITDAR Coverage Ratio covenant violation will be cured on or before the end of the forbearance period. Also, based on the Company’s forecasts which are primarily based on estimates of plant production, prices of ethanol, sorghum, distillers grains and natural gas as well as other assumptions management believes to be reasonable, management believes that Levelland Hockley will be able to maintain compliance with the covenants subsequent to the Forbearance Period noted above for the next 12 months. Management believes that cash flow from operating activities together with working capital will be sufficient to meet Levelland Hockley’s liquidity needs. However, if a material adverse change in the financial position of Levelland Hockley should occur, or if actual sales or expenses are substantially different than what has been forecasted, Levelland Hockley’s liquidity, and ability to fund future operating and capital requirements and compliance with debt covenants could be negatively impacted.

Levelland Hockley paid approximately $3.5 million for various fees associated with the construction and term loan agreement. These fees are recorded as prepaid loan fees and will be amortized ratably over the loan term. At January 31, 2009, the Company’s proportionate share of restricted assets related to

Levelland Hockley was approximately $11.5 million Levelland Hockley’s restricted assets total approximately $20.6 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of Levelland Hockley per the terms of the loan agreement with GE Capital.

Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap fixed the variable interest rate of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commenced as of April 30, 2008 and terminate on April 30, 2010. At January 31, 2009 and 2008, the Company recorded a liability of $1,351,000 and $879,000, respectively related to the fair value of the swap. The change in fair value was recorded in the consolidated statements of operations.

One Earth Energy Subsidiary Level Debt

In September 2007, One Earth Energy entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). During the construction period, One Earth will be required to make interest payments quarterly on the outstanding principal amount at a variable interest rate equal to LIBOR plus 310 basis points (5.29% at January 31, 2009). The construction loan will be converted into a term loan upon plant construction being completed. The term loan will bear interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points and is payable over five years.

Borrowings are secured by all of the property of One Earth Energy. This debt is recourse only to One Earth and not to REX Stores Corporation or any of its wholly owned subsidiaries. As of January 31, 2009, approximately $56.0 million had been drawn on the construction and term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at January 31, 2009. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as prepaid loan fees and will be amortized ratably over the loan term. At January 31, 2009, the Company’s proportionate share of restricted assets related to One Earth was approximately $41.3 million; One Earth’s restricted assets total approximately $56.0 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commence as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At January 31, 2009, the Company recorded a liability of $4.7 million related to the fair value of the swaps. The change in fair value was recorded in the consolidated statements of operations.

12.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the “Omnibus Plans”). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus

Plans. On January 31, 2009, 108,011 and 2,094,832 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

On April 17, 2001, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These became fully vested as of December 31, 2005. All of these options remained outstanding at January 31, 2009.

On May 26, 2005, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company’s common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by non director executive officers, became immediately exercisable. As a result of the acceleration, stock option expense was reduced by approximately $181,000 ($118,000, net of tax) during fiscal year 2007 and $723,000 ($470,000, net of tax) during fiscal year 2006.

The following summarizes stock option activity for fiscal years 2008, 2007 and 2006 (amounts in thousands, except per-share amounts):

	2008		2007		2006

	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding—Beginning of year	3,016	$9.16	4,337	$8.18	4,674	$8.15
Exercised	(299)	4.86	(1,266)	5.64	(323)	7.69
Canceled or expired	(2)	12.64	(55)	12.67	(14)	12.65

Outstanding—End of year	2,715	$9.63	3,016	$9.16	4,337	$8.18

Exercisable—End of year	2,661	$9.57	2,854	$8.96	4,007	$7.81

Price ranges and other information for stock options outstanding as of January 31, 2009 were as follows (amounts in thousands, except per share amounts):

	Outstanding			Exercisable

Range of Exercise Prices	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares (000’s)	Weighted Average Exercise Price

$5.11 to $7.67	12	$5.11	0.14	12	$5.11
$8.01 to $12.02	1,964	8.26	2.08	1,964	8.26
$12.04 to $16.04	739	13.34	4.44	685	13.41

	2,715	$9.63	2.72	2,661	$9.57

Profit Sharing Plan – The Company has a qualified, noncontributory profit sharing plan (the “Plan”) covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $15,000, $18,000 and $26,000 for fiscal years 2008, 2007 and 2006, respectively, under the Plan.

13.	RESTRUCTURING AND OTHER

During the fourth quarter of fiscal year 2008, the Company entered into an agreement with Appliance Direct, Inc. (“Appliance Direct”) pursuant to which (i) the Company agreed to sell certain appliance inventory, furniture, fixtures and equipment at the store locations to be taken over by Appliance Direct and (ii) subsidiaries of Appliance Direct leased 37 retail store locations owned by the Company. The Company plans to exit the retail business during fiscal year 2009.

The Company agreed to pay Appliance Direct, as of the implementation date defined in the agreement, an amount equal to the adjusted book value liability of the Company’s customer extended service plans for certain appliances previously sold at locations that Appliance Direct takes over from the Company (the “ESP Credit”).

During the fourth quarter of fiscal year 2008, the Company recorded a restructuring charge of approximately $4.2 million related to (i) a workforce reduction of a majority of employees located at its corporate headquarters, retail stores and distribution facilities and (ii) certain costs associated with the transition of the Company’s retail business to Appliance Direct. The following is a summary of restructuring charges (in thousands):

	Employee Severance and Bonus Costs	Investment Banker Fees	ESP Credit	Total Restructuring Accrual

Balance, January 31, 2008	$—	$—	$—	$—
Restructuring charges	2,839	834	498	4,171

Balance, January 31, 2009	$2,839	$834	$498	$4,171

14.	COMMITMENTS

Levelland Hockley has forward purchase contracts for 575,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum by April 2009. The unrealized gain or loss of such contracts is immaterial at January 31, 2009.

Levelland Hockley has sales commitments for 787,000 gallons of ethanol and 25,000 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distiller grains by October 2009. The unrealized gain or loss of such contracts is immaterial at January 31, 2009.

In January 2009, the Company entered into an agreement to fund up to an additional $2.0 million in Levelland Hockley in the form of subordinated debt and to provide a $1.0 million letter of credit on Levelland Hockley’s behalf. The Company had not funded the subordinated debt nor issued the letter of credit at January 31, 2009.

In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $104 million has been spent through January 31, 2009. The total cost of the project, including the construction of the ethanol plant and start up expenses, is expected to be approximately $166 million.

One Earth also has contracts for waterline construction, natural gas pipeline construction and other items. The Company expects to pay approximately $1.2 million for services pursuant to these contracts.

One Earth has a contract with an unrelated party (“Marketer”) for ethanol marketing services. Under the terms of the contract, the Marketer will purchase all of One Earth’s ethanol production during the term of the contract. Additionally, One Earth is also required to share with the Marketer the additional profits and losses derived from the Marketer’s gains on swaps and exchanges.

One Earth has a contract with an unrelated party (“Marketer”) for distillers grains marketing. Under the terms of the contract, the Marketer will purchase all of One Earth’s distillers grain production during the term of the contract.

One Earth has a contract with an unrelated party to lease rail cars. Under the terms of the contract, One Earth will pay approximately $55,000 per month. The contract has a term of three years and begins June 1, 2009.

One Earth has a contract with an unrelated party to provide use of a natural gas pipeline. Under the terms of the contract, One Earth will pay approximately $37,000 per month. The contract has a term of ten years and begins February 1, 2009.

15.	INCOME TAXES

The (benefit) provision for income taxes from continuing operations for fiscal years 2008, 2007 and 2006 consists of the following (amounts in thousands):

	2008	2007	2006

Federal:
Current	$(3,101)	$11,765	$880
Deferred	489	2,685	4,109

	(2,612)	14,450	4,989

State and Local:
Current	113	293	54
Deferred	112	224	(154)

	225	517	(100)

	$(2,387)	$14,967	$4,889

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2009 and 2008 (amounts in thousands):

	2009	2008

Assets:
Deferral of service contract income	$6,049	$8,023
Accrued liabilities	2,341	1,851
Inventory accounting	1,320	1,949
Income from synthetic fuel investments	—	1,333
Installment sales of limited partnerships	1,297	1,297
Sale and leaseback accounting	1,759	2,283
Derivative accounting	1,699	678
Stock based compensation	1,436	1,153
Depreciation	—	1,255
AMT credit carryforward	15,442	12,595
State net operating loss carryforward	487	206
Valuation allowance	(578)	(809)
Other items	1,525	714

Total	32,777	32,528

Liabilities:
Depreciation	(850)	—

Total	(850)	—

Net deferred tax asset	$31,927	$32,528

The Company has approximately $15,442,000 and $12,595,000 of alternative minimum tax (“AMT”) credit carryforwards as of January 31, 2009 and 2008, respectively. The AMT credit carryforwards can be used to offset future regular income tax liabilities subject to certain limitations. The AMT credit carryforwards have no expiration date. The Company must generate approximately $103 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

The Company has state net operating loss carryforwards of approximately $17.1 million, which will begin to expire in fiscal year 2009.

The Company has a valuation allowance of approximately $578,000 at January 31, 2009. The Company reduced the valuation allowance by $231,000, $150,000 and $62,000 in fiscal years 2008, 2007 and 2006, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

The Company has been allocated, from two synthetic fuel partnerships, approximately $25 million in Section 29/45K credits in years that the partnerships have not been audited by the IRS (see Notes 4 and 17).

The Company paid income taxes of $732,000, $13,429,000 and $1,210,000 in fiscal years 2008, 2007 and 2006, respectively.

The effective income tax rate on consolidated pre-tax loss or income differs from the federal income tax statutory rate for fiscal years 2008, 2007 and 2006 as follows:

	2008	2007	2006

Federal income tax at statutory rate	(35.0)%	35.0%	34.0%
Tax credits from investment in limited partnership	—	—	(1.5)
Ethanol small producer credit	(7.0)	—	—
State and local taxes, net of federal tax benefit	3.1	2.2	(0.4)
Net provision (reduction) in valuation allowance	(3.0)	(0.4)	0.3
Uncertain tax positions	(4.3)	(0.7)	—
Minority interest	13.9	0.8	—
Other	1.8	—	0.5

Total	(30.5)%	36.9%	32.9%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2005 and prior.

The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $287,000 decrease to retained earnings. As of January 31, 2009, total unrecognized tax benefits were $4,036,000, and accrued penalties and interest were $124,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $178,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. As a result of statutes of limitation expiring, during fiscal year 2008, the Company reduced the liability for unrecognized tax benefits of $255,000 and related penalties and interest of $166,000. During fiscal year 2008, the Company recognized interest and penalties of $72,000 related to unresolved uncertain tax positions and recognized expense of $3,115,000 related to current year uncertain tax positions.

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

	Years Ended January 31,
	2009	2008

Unrecognized tax benefits, beginning of year	$1,394	$940
Changes for tax positions for prior years	(349)	(321)
Changes for tax positions for current year	3,115	775

Unrecognized tax benefits, end of year	$4,160	$1,394

16.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

All amounts reported as discontinued operations and assets held for sale relate to the Company’s retail segment. During fiscal years 2008 and 2007, the Company closed 23 and 69 stores, respectively, in vacated markets. Accordingly, those stores were classified as discontinued operations for all periods presented. Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for fiscal years 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006

Net sales and revenue	$23,120	$76,270	$162,070

Cost of merchandise sold	$18,412	$59,047	$121,665

Loss before benefit for income taxes	($2,114)	($3,560)	($33)
Benefit for income taxes	755	1,254	12

Loss from discontinued operations, net of tax	($1,359)	($2,306)	$(21)

Gain on disposal before provision for income taxes	$518	$15,097	$2,139
Provision for income taxes	(185)	(5,317)	(749)

Gain on disposal of discontinued operations, net of tax	$333	$9,780	$1,390

17.	CONTINGENCIES

The Company owned a minority interest in two entities (Somerset and Colona) that provided Section 29/45K credits to the Company in prior years. The production and sale of the synthetic fuel from these facilities qualify for tax credits under Code Section 29/45K if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. The amount of Section 29/45K credits that the Company was allowed to claim in any year was limited by the amount of the Company’s regular income tax liability. Excess credits could not be carried back or carried forward to offset the Company’s regular tax liability in any other tax year. In addition, synthetic fuel tax credits were not allowed to offset the Company’s alternative minimum tax liability. Consequently, the Company paid significant alternative minimum tax when utilizing synthetic fuel tax credits. To the extent the Company paid alternative minimum tax, the Company generated alternative minimum tax credits which are carried forward indefinitely. The Company has been allocated approximately $25 million in Section 29/45K credits in years that the partnerships have not been audited by the IRS. Should the tax credits be denied on any future audit and the Company fails to prevail through the IRS or the legal process, there could be a significant tax liability owed for previously taken tax credits with a significant impact on earnings and cash flows. In the Company’s opinion, the Somerset and Colona partnerships are complying with all the necessary requirements to be allowed such credits and believes it is likely, although not certain, that the partnerships will prevail if challenged by the IRS on any credits taken.

The Company sold its entire interest, through a series of transactions, in three partnerships (Colona, Somerset and Gillette) that owned synthetic fuel facilities. As such, the Company was no longer allocated Section 29/45K tax credits after fiscal year 2005. In connection with the Colona and Somerset sales, the Company received contingent payments based upon percentages of qualified Section 29/45K credits generated. In connection with the sale of the Gillette partnership, the Company was eligible to receive contingent payments based upon the amount of “qualified production.” The Company has recognized $59.9 million of income from these sales from years the partnerships have not been audited by the IRS. In the event that the synthetic fuel tax credits are reduced as a result of IRS audits, the amount of proceeds realized from the sales could be significantly impacted.

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

On May 14, 2008, Layne filed a lawsuit against Levelland in the United States District Court of Kansas at Kansas City, Mo. On May 19, 2008, Layne amended its original complaint. Layne is suing Levelland Hockley for interest on late lease payments, repossession of the water treatment facility that is the subject of the lease and that all lease payments due under the lease should be accelerated and be immediately due and payable. On February 12, 2009, this case was dismissed from the United States District Court of Kansas.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements.

18.	SEGMENT REPORTING

The Company has two reportable segments, consumer electronics and appliance retailing (“retail”) and alternative energy. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Amounts below include corporate activities that are not separately reportable and income from synthetic fuel investments (amounts in thousands):

	Years Ended January 31,

	2009	2008	2007

Net sales and revenues:
Retail	$162,404	$194,787	$201,881
Alternative energy	68,223	—	—

Total net sales and revenues	$230,627	$194,787	$201,881

Segment gross profit:
Retail	$46,273	$58,279	$56,782
Alternative energy	807	—	—

Total gross profit	$47,080	$58,279	$56,782

	Years Ended January 31,

	2009	2008	2007

Segment profit (loss):
Retail segment profit	$1,124	$10,421	$5,677
Alternative energy segment (loss) profit	(8,992)	22,404	168
Corporate expenses	(2,038)	(2,077)	(2,138)
Interest expense	(387)	(749)	(1,121)
Interest income	1,788	3,575	1,521
Income from synthetic fuel investments	691	6,945	10,764

(Loss) income from continuing operations before income taxes and minority interest	$(7,814)	$40,519	$14,871

Sales of products retail segment:
Televisions	54%	56%	55%
Appliances	29%	28%	26%
Audio	4%	4%	7%
Video	2%	3%	4%
Other	5%	2%	2%

Total	94%	93%	94%

Sales of services retail segment:
Extended service contracts	6%	7%	6%

Sales of products alternative energy segment:
Ethanol	82%	—%	—%
Distillers grains	18%	—%	—%

Total	100%	—%	—%

Interest income:
Retail	$—	$—	$—
Alternative energy	256	2,142	853
Unallocated	1,788	3,572	1,521

Total interest income	$2,044	$5,714	$2,374

Depreciation and amortization expense:
Retail	$1,384	$1,643	$2,090
Alternative energy	3,543	—	—

Total depreciation and amortization expense	$4,927	$1,643	$2,090

Equity in unconsolidated affiliates:
Retail	$—	$—	$—
Alternative energy	849	1,601	499

Total equity in unconsolidated affiliates:	$849	$1,601	$499

	Years Ended January 31,

	2009	2008	2007

Additions to property and equipment:
Retail	$170	$199	$848
Alternative energy	107,575	68,555	820

Total additions to property and equipment	$107,745	$68,754	$1,668

Assets:
Retail	$80,437	$120,711	$233,666
Alternative energy	249,422	167,070	67,653
Corporate and other	121,429	121,197	44,123

Total assets	$451,288	$408,978	$345,442

Additions to other long lived assets:
Retail	$—	$—	$—
Alternative energy	284	1,103	42,021

Total additions to other long lived assets	$284	$1,103	$42,021

Long term debt and capital lease obligations
Retail	$—	$—	$—
Alternative energy	93,990	22,072	—
Corporate and other	9,949	13,152	31,236

Total long term debt and capital lease obligations	$103,939	$35,224	$31,236

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

Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $2.0 million held by Levelland will be used primarily to fund working capital needs at Levelland Hockley.

19.	SUBSEQUENT EVENTS

Subsequent to January 31, 2009, the Company closed 55 of its retail stores.

On February 20, 2009, the Company funded a $2.0 million secured line of credit for Levelland Hockley. In addition, the Company issued a letter of credit in the amount of $1.0 million to a vendor for the benefit of Levelland Hockley.

*  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX Stores Corporation

          We have audited the accompanying consolidated balance sheets of REX Stores Corporation and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, effective February 1, 2007.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 16, 2009

Schedule II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007
(Amounts in thousands)

		Additions	Deductions

	Balance Beginning of Year	Charged to Cost and Expenses	Charges for Which Reserves Were Created	Balance End of Year

2009:
Allowance for doubtful accounts	$84	$499	$136	$447

2008:
Allowance for doubtful accounts	$116	$169	$201	$84

2007:
Allowance for doubtful accounts	$159	$296	$339	$116

2009:
Inventory reserve	$4,100	$2,443	$3,246	$3,297

2008:
Inventory reserve	$5,107	$571	$1,578	$4,100

2007:
Inventory reserve	$5,211	$2,130	$2,234	$5,107

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2009 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2009 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STUART A. ROSE	Chairman of the Board and Chief Executive
Stuart A. Rose	Officer (principal executive officer)	April 16, 2009

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	April 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX Stores Corporation

          We have audited the internal control over financial reporting of REX Stores Corporation and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 31, 2009 of the Company and our report dated April 16, 2009 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, in 2007.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 16, 2009

Item 9B.	Other Information

           None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2009, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2009 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2009 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

           (a)(1) Financial Statements

The following consolidated financial statements of REX Stores Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

           Consolidated Balance Sheets as of January 31, 2009 and 2008

           Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007

           Consolidated Statements of Cash Flows for the years ended January 31, 2009, 2008 and 2007

           Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2009, 2008 and 2007

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

           (a)(3) Exhibits

           See Exhibit Index at page 89 of this report.

           Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION

By:	STUART A. ROSE
Stuart A. Rose
Chairman of the Board and
Chief Executive Officer

Date: April 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE	Chairman of the Board
Stuart A. Rose	and Chief Executive Officer (principal executive officer)	April 16, 2009

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
	(principal financial and accounting officer)	April 16, 2009

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	April 16, 2009

EDWARD M. KRESS
Edward M. Kress	Director	April 16, 2009

ROBERT DAVIDOFF
Robert Davidoff	Director	April 16, 2009

CHARLES A. ELCAN
Charles A. Elcan	Director	April 16, 2009

DAVID S. HARRIS
David S. Harris	Director	April 16, 2009

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 16, 2009

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for fiscal year ended January 31, 1994, File No. 0- 13283)

	3(b)(1)	By-Laws, as amended (incorporated by reference to Registration Statement No. 2-95738, Exhibit 3(b), filed February 8, 1985)

	3(b)(2)	Amendment to By-Laws adopted June 29, 1987 (incorporated by reference to Exhibit 4.5 to Form 10-Q for quarter ended July 31, 1987, File No. 0-13283)

(4)	Instruments defining the rights of security holders, including indentures:

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

4(h)	Notice of Termination of Revolving Credit Commitment dated February 6, 2009 from Rex Radio and Television, Inc. as Lead Borrower, to Bank of America, N.A. as agent for the Lenders..........

4(i)

Construction and Term Loan Agreement dated as of September 27, 2006 among Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, the Lenders party thereto and Levelland Hockley County Ethanol, LLC (incorporated by reference to Exhibit 4(f) to Form 10-K for fiscal year ended January 31, 2007, File No. 001-09097)

4(j)

First Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of August 10, 2007 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent (incorporated by reference to Exhibit 4(i) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4(k)

Second Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of February 15, 2008 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4(l)

Third Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of February 19, 2008 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4(m)

Fourth Amendment to Construction and Term Loan Agreement dated as of May 31, 2008 among Levelland/Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services Inc.), as Administrative Agent..........

4(n)

Fifth Amendment to Construction and Term Loan Agreement dated as of May 31, 2008 among Levelland/Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services Inc.), as Administrative Agent..........

4(o)

Sixth Amendment to Construction and Term Loan Agreement dated as of January 29, 2009 among Levelland/Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services Inc.), as Administrative Agent..........

4(p)

Construction Loan Agreement dated as of September 20, 2007 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed as an exhibit to this Form 10-K certain instruments with respect to long- term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of such instruments to the Commission upon request.

(10)	Material contracts:

	10(a)*	Employment Agreement dated November 29, 2005 between Rex Radio and Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 30, 2005, File No. 001-09097)

10(b)*

Amended and Restated Amendment No. 1 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(b) to Form 8-K filed November 30, 2008, File No. 001-09097)

10(c)*

Amendment No. 2 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(c) to Form 8-K filed November 30, 2005, File No. 001-09097)

10(d)*

Employment Agreement dated October 11, 2005 between Rex Radio and Television, Inc. and David L. Bearden (incorporated by reference to Exhibit 10(a) to Form 8-K filed October 12, 2005, File No. 001-09097)

10(e)*

Amendment No. 1 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and David L. Bearden (incorporated by reference to Exhibit 10(e) to Form 8-K filed November 30, 2005, File No. 001-09097)

10(f)*

Amendment No. 2 to Employment Agreement dated March 6, 2008 between Rex Radio and Television, Inc. and David L. Bearden (incorporated by reference to Exhibit 10(f) to Form 8-K filed November 30, 2005, File No. 001-09097)

10(g)*

Amendment No. 3 to Employment Agreement dated February 19, 2009 between Rex Radio and Television, Inc. and David L. Bearden (incorporated by reference to Exhibit 10(a) to Form 8-K filed February 20, 2009, File No. 001-09097)

10(h)*

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

Purchase and Sale Agreement dated February 8, 2007 among Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc., REX Stores Corporation and Coventry Real Estate Investments, LLC (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended January 31, 2007, File No. 001-09097)

10(r)

Agreement dated January 29, 2009 between Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc., Rex Alabama, Inc., REX Stores Corporation and Appliance Direct, Inc. (incorporated by reference to Exhibit 10(a) to Form 8-K filed February 2, 2009, File No. 001-09097)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 (a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant

(23)	Consents of experts and counsel:

23

Consent of Deloitte & Touche LLP to use its report dated April 16, 2008 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-3836, 33-81706, 33-62645, 333-69081, 333-69089, 333-35118 and 333-69690)

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