Form 10-Q
period 2009-04-30
REX STORES CORP
filed 2009-06-09
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At the close of business on June 8, 2009 the registrant had 9,224,887 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	April 30, 2009	January 31, 2009	April 30, 2008

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$85,854	$91,991	$106,301
Restricted cash	1,021	—	—
Accounts receivable, net	2,333	4,197	3,025
Inventory, net	6,477	24,374	56,800
Refundable income taxes	8,761	7,790	1,400
Prepaid expenses and other	666	1,063	804
Deferred taxes, net	8,752	13,230	10,399

Total current assets	113,864	142,645	178,729
Property and equipment, net	249,819	235,454	168,359
Other assets	11,294	12,414	14,098
Goodwill	—	—	1,322
Deferred taxes, net	23,862	18,697	21,929
Equity method investments	38,566	38,861	39,509
Investments in debt instruments	891	933	—
Restricted investments	2,289	2,284	2,491

Total assets	$440,585	$451,288	$426,437

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations, alternative energy	$6,203	$5,898	$3,641
Current portion of long-term debt, other	648	1,576	1,711
Accounts payable, trade	17,178	25,167	39,409
Deferred income	10,489	11,952	13,708
Accrued restructuring charges	4,786	4,171	—
Deferred gain on sale and leaseback	599	1,558	1,436
Derivative financial instruments	2,354	1,996	588
Other current liabilities	4,090	5,951	5,928

Total current liabilities	46,347	58,269	66,421

Long-term liabilities:
Long-term debt and capital lease obligations, alternative energy	107,825	94,003	32,562
Long-term debt, other	3,371	9,936	12,714
Deferred income	11,886	13,796	16,282
Deferred gain on sale and leaseback	1,760	3,467	4,132
Derivative financial instruments	3,883	4,032	1,541
Other	4,487	4,152	6,485

Total long-term liabilities	133,212	129,386	73,716

Equity:
REX shareholders’ equity:
Common stock	299	299	298
Paid-in capital	142,678	142,486	141,867
Retained earnings	280,601	282,332	287,155
Treasury stock	(186,503)	(186,057)	(170,532)

Total REX shareholders’ equity	237,075	239,060	258,788
Noncontrolling interests	23,951	24,573	27,512

Total equity	261,026	263,633	286,300

Total liabilities and equity	$440,585	$451,288	$426,437

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended April 30,
	2009	2008

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$29,734	$26,809
Cost of sales (excluding retail segment depreciation)	25,015	18,677

Gross profit	4,719	8,132
Selling, general and administrative expenses	(5,749)	(9,240)
Investment income	188	857
Interest expense	(878)	(113)
Loss on early termination of debt	(73)	—
Losses on disposals of real estate, net	(201)	—
Equity in (loss) income of unconsolidated ethanol affiliates	(260)	1,048
Income from synthetic fuel investments	—	670
(Losses) gains on derivative financial instruments, net	(556)	472

(Loss) income from continuing operations before income taxes and discontinued operations	(2,810)	1,826
Benefit (provision) for income taxes	859	(471)

(Loss) income from continuing operations including noncontrolling interest	(1,951)	1,355
Loss from discontinued operations, net of tax	(402)	(46)

Net (loss) income including noncontrolling interest	(2,353)	1,309
Net loss attributable to noncontrolling interest	622	217

Net (loss) income attributable to REX common shareholders	$(1,731)	$1,526

Weighted average shares outstanding - basic	9,298	10,729

Basic (loss) income per share from continuing operations attributable to REX common shareholders	$(0.14)	$0.14
Basic loss per share from discontinued operations attributable to REX common shareholders	(0.05)	—

Basic net (loss) income per share attributable to REX common shareholders	$(0.19)	$0.14

Weighted average shares outstanding – diluted	9,298	11,620

Diluted (loss) income per share from continuing operations attributable to REX common shareholders	$(0.14)	$0.13
Diluted loss per share from discontinued operations attributable to REX common shareholders	(0.05)	—

Diluted net (loss) income per share attributable to REX common shareholders	$(0.19)	$0.13

Amounts attributable to REX common shareholders:
(Loss) income from continuing operations, net of tax	$(1,329)	$1,572
Loss from discontinued operations, net of tax	(402)	(46)

Net (loss) income	$(1,731)	$1,526

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited

	REX Shareholders

	Common Shares
	Issued		Treasury
					Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2009, as reported	29,853	$299	20,471	$(186,057)	$142,486	$282,332	$—	$239,060

Effects of adoption of SFAS No. 160	—	—	—	—	—	—	24,573	24,573

Balance at January 31, 2009, as adjusted	29,853	299	20,471	(186,057)	142,486	282,332	24,573	263,633

Net loss						(1,731)	(622)	(2,353)

Stock based compensation					176			176

Treasury stock acquired			155	(1,211)				(1,211)

Stock options exercised and related tax effects	—	—	(89)	765	16	—	—	781

Balance at April 30, 2009	29,853	$299	20,537	$(186,503)	$142,678	$280,601	$23,951	$261,026

	REX Shareholders

	Common Shares
	Issued		Treasury
					Paid-in Interest	Retained Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2008, as reported	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$—	$256,591

Effects of adoption of SFAS No. 160	—	—	—	—	—	—	27,729	27,729

Balance at January 31, 2008, as adjusted	29,813	298	19,094	(170,693)	141,357	285,629	27,729	284,320

Net income (loss)						1,526	(217)	1,309

Stock based compensation					348			348

Stock options exercised and related tax effects	—	—	(18)	161	162	—	—	323

Balance at April 30, 2008	29,813	$298	19,076	$(170,532)	$141,867	$287,155	$27,512	$286,300

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Three Months Ended April 30,

	2009	2008

	(In Thousands)
Cash flows from operating activities:
Net (loss) income including noncontrolling interest	$(2,353)	$1,309
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,201	623
Stock based compensation expense	176	348
Impairment charges	13	—
Loss (income) from equity method investments	260	(1,048)
Income from synthetic fuel investments	—	(670)
Loss (gain) on disposal of real estate and property and equipment	358	(2)
Dividends received from equity method investees	—	400
Deferred income	(6,039)	(1,991)
Unrealized loss (gain) on derivative financial instruments	209	(472)
Excess tax benefits from stock option exercises	—	(2)
Unrealized loss on investments	42	—
Deferred income tax	(87)	200
Changes in assets and liabilities:
Accounts receivable	1,864	(1,148)
Merchandise inventory	17,897	(6,867)
Prepaid expenses and other	(436)	288
Other long term assets	1,120	705
Accounts payable, trade	(2,317)	11,567
Other liabilities	(1,511)	(8,455)

Net cash provided by (used in) operating activities	10,397	(5,215)

Cash flows from investing activities:
Capital expenditures	(21,576)	(28,666)
Proceeds from sale of synthetic fuel investments	—	1,243
Proceeds from sale of real estate and property and equipment	2	10
Restricted cash and investments	(1,026)	(10)

Net cash used in investing activities	(22,600)	(27,423)

Cash flows from financing activities:
Payments of long-term debt	(8,707)	(1,038)
Proceeds from long-term debt	15,341	11,936
Stock options exercised	643	323
Treasury stock acquired	(1,211)	—
Excess tax benefits from stock option exercises	—	2

Net cash provided by financing activities	6,066	11,223

Net decrease in cash and cash equivalents	(6,137)	(21,415)
Cash and cash equivalents, beginning of period	91,991	127,716

Cash and cash equivalents, end of period	$85,854	$106,301

Non cash investing activities – Accrued capital expenditures	$4,078	$3,508

Non cash investing activities – Assets acquired by capital leases	$—	$405

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
April 30, 2009

Note 1. Consolidated Condensed Financial Statements

          The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2009 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 (fiscal year 2008). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

          Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX Stores Corporation and its wholly and majority owned subsidiaries. The Company includes the results of operations of Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) and One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month.

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, restructuring accruals, reserves for inventory obsolescence and lower of cost or market calculations and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Selling, General and Administrative Expenses

          The Company includes store expenses from its retail segment (such as payroll and occupancy costs), advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

          The Company includes non-production related costs from its alternative energy segment such as certain payroll and related costs, professional fees and other general expenses in selling, general and administrative expenses.

Interest Cost

          Interest expense of $878,000 for the quarter ended April 30, 2009 is net of approximately $883,000 of interest capitalized. Interest expense of $113,000 for the quarter ended April 30, 2008 is net of approximately $875,000 of interest capitalized. Cash paid for interest for the quarter ended April 30, 2009 and 2008 was approximately $607,000 and $301,000, respectively.

Financial Instruments

          Forward grain purchase and ethanol and distiller grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to SFAS 133. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations.

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $0 and $634,000 for the quarters ended April 30, 2009 and 2008, respectively.

          As of April 30, 2009, total unrecognized tax benefits were $4,335,000 and accrued penalties and interest were $152,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $178,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Restricted Cash

          The Company deposited approximately $1.0 million into a restricted bank account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing. The cash is carried at cost plus accrued interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Retail segment inventory includes certain costs associated with purchasing, warehousing and transporting merchandise. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated technological obsolescence and net realizable value based upon commodity prices. The market value of inventory is often dependent upon changes in technology resulting in significant changes in customer demand and changes in commodity prices. The components of inventory at April 30, 2009, January 31, 2009 and April 30, 2008 are as follows (amounts in thousands):

	April 30, 2009	January 31, 2009	April 30, 2008

Retail merchandise, net	$4,011	$22,318	$51,541
Ethanol and other finished goods, net	777	487	2,286
Work in process, net	487	341	2,181
Grain and other raw materials	1,202	1,228	792

Total	$6,477	$24,374	$56,800

Property and Equipment

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

Investments

          The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in the accompanying Consolidated Condensed Statements of Operations for all or a portion of the unrealized loss and a new cost basis in the investment is established.

Accounting Changes and Recently Issued Accounting Standards

          Accounting Changes

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141 R”). SFAS 141 R had no impact on the Company’s condensed consolidated balance sheet, statements of operations or cash flows. SFAS 141 R provides guidance related to recognition of assets acquired and liabilities assumed in business combinations. SFAS 141 R also established expanded disclosure requirements for business combinations. The standard is effective for fiscal years beginning after December 15, 2008. SFAS 141 R will be applied prospectively to business combinations that occur subsequent to February 1, 2009.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 established accounting and reporting standards for the noncontrolling interest in a subsidiary. It also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Upon adoption of SFAS 160 on February 1, 2009, the Company reports its noncontrolling interests (previously reported as minority interest liability) as a separate component of shareholders’ equity. The Company also reports net income attributable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in the condensed consolidated statements of operations. SFAS 160 requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of SFAS 160 are to be applied prospectively. See the Consolidated Condensed Statements of Equity for the impact of adopting this standard.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on February 1, 2009. See Note 8 for a further discussion of financial instruments.

          On February 1, 2009, the Company adopted FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” which had no impact on the Company’s condensed consolidated balance sheet, statements of operations or cash flows. This standard partially delayed the effective date of SFAS No. 157 “Fair Value Measurements” for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this standard had no impact on the Company’s condensed consolidated balance sheet, statements of operations or cash flows.

          Recently Issued Accounting Standards

          In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP 107-1”). This pronouncement amended SFAS No 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company has not determined the impact on its consolidated financial statements of adopting this standard.

Note 3. Sale and Leaseback Transaction and Other Leases

          On July 28, 2006, the Company completed a transaction for the sale and leaseback of one store under an initial three-year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.7 million (net of expenses) resulted from this sale. The Company has also deferred approximately $0.4 million of the gain at April 30, 2009, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

          On September 16, 2008, the Company completed a transaction for the sale and partial leaseback of its Cheyenne, Wyoming distribution center under a three year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.6 million (net of expenses) resulted from this sale. The Company has also deferred approximately $0.6 million of the gain at April 30, 2009, based upon the present value of the minimum lease payments and will amortize this deferred gain as a reduction to lease expense over the lease term. The lease has been accounted for as an operating lease.

          On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. The leases on 28 of the properties have been terminated as of April 30, 2009. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the properties.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $2.6 million and $0.3 million was recognized in the first quarter of fiscal years 2009 and 2008,

respectively. The Company had a deferred gain of $1.4 million and $5.1 million at April 30, 2009 and 2008, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. As a result of the wind down of the Company’s retail business, the term the deferred gain was being amortized over has been shortened to January 31, 2010 for all remaining properties leased from Klac. See Note 12 for a discussion of restructuring related charges. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains and losses recognized during the first quarters of fiscal years 2009 and 2008 (amounts in thousands):

Classification of Gain	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008

Continuing Operations	$58	$58
Discontinued Operations	2,516	278

Total Pre-Tax Gain	$2,574	$336

          The following table summarizes the components of the sale and leaseback transaction as of April 30, 2009 (dollar amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	74	$—	$10,790
Leased until January 31, 2010	12	$1,360	2,655

Total	86	$1,360	$13,445

          The Company expects the remaining balance of the deferred gain to be amortized in fiscal year 2009.

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

          The following table is a summary of rental activity under operating leases (amounts in thousands):

Years Ended January 31	Minimum Rentals	Gain Amortization	Sublease Income	Total

Remainder of January 31, 2010	$1,263	$(2,359)	$(145)	$(1,241)
2011	673	—	(110)	563
2012 (a)	257	—	(46)	211
2013 (a)	60	—	(40)	20
2014 (a)	60	—	(40)	20
Thereafter (a)	65	—	(43)	22

Total	$2,378	$(2,359)	$(424)	$(405)

(a)

Amounts include minimum rentals related to lease renewal options assumed to be exercised in the amounts of $55,000 for the fiscal year ended January 31, 2011, $60,000 for the fiscal years ended 2012, 2013 and 2014 and $65,000 for the thereafter category.

          The amounts in the table above do not include minimum rental charges of $1,033,000 that have been accrued as early lease termination expense at April 30, 2009. These charges will be paid in fiscal years 2010 and 2011.

          At April 30, 2009, the Company has lease agreements or commitments, as landlord, for all or portions of 45 properties, including 40 stores leased to subsidiaries of Appliance Direct, Inc. (“Appliance Direct”), a third party appliance retail chain. The Company owns 41 of these properties and is the tenant/sub landlord for four of the properties. At April 30, 2009, Appliance Direct leased and occupied six of the owned properties and three of the sub leased properties. Pursuant to the amended agreement with Appliance Direct, the Company expects the leases for the remaining 31 owned stores will commence no later than July 31, 2009.

          All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31	Minimum Rentals

Remainder of January 31, 2010	$2,011
2011	3,136
2012	3,069
2013	3,073
2014	3,044
Thereafter	5,135

Total	$19,468

          Levelland Hockley leases certain real estate and equipment for its ethanol plant. These leases have been classified as capital leases. The following is a summary, at April 30, 2009, of the aggregate minimum future annual rental commitments for all capital leases (amounts in thousands):

Years Ended January 31	Minimum Rentals

Remainder of January 31, 2010	$388
2011	569
2012	569
2013	524
2014	432

Total minimum lease payments	2,482
Less amount representing interest	268

Present value of minimum capital lease payments	2,214
Less current maturities of capital lease obligations	450

Long term capital lease obligations	$1,764

Note 4. Fair Value

          Effective February 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents and derivative assets and liabilities at fair value.

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

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$84,950	$—	$—	$84,950
Investments in debt securities	—	891	—	891
Restricted investments	1,356	—	—	1,356

Total assets	$86,306	$891	$—	$87,197

Derivative liabilities	$—	$6,237	$—	$6,237

Note 5. Property and Equipment

          The components of property and equipment at April 30, 2009, January 31, 2009 and April 30, 2008 are as follows (amounts in thousands):

	April 30, 2009	January 31, 2009	April 30, 2008

Land and improvements	$22,250	$24,073	$23,066
Buildings and improvements	51,728	40,987	56,657
Machinery, equipment and fixtures	68,804	70,408	61,148
Leasehold improvements	1,967	3,396	5,235
Construction in progress	127,948	121,333	46,666

	272,697	260,197	192,772
Less: accumulated depreciation	(22,878)	(24,743)	(24,413)

	$249,819	$235,454	$168,359

Note 6. Other Assets

          The components of other assets at April 30, 2009, January 31, 2009 and April 30, 2008 are as follows (amounts in thousands):

	April 30, 2009	January 31, 2009	April 30, 2008

Prepaid loan fees	$4,214	$4,515	$5,088
Prepaid commissions	6,795	7,563	8,813
Other	285	336	197

Total	$11,294	$12,414	$14,098

Note 7. Long Term Debt and Interest Rate Swaps

          During the first quarter of fiscal year 2009, the Company completed the payoff of twelve mortgage loans resulting in approximately $7.3 million of fixed rate debt being paid off prior to the scheduled maturities of the loans. The Company recognized approximately $0.1 million of early debt termination costs in connection with the early payoff of these loans.

Levelland Hockley Subsidiary Level Debt

          During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments are due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.6%) at April 30, 2009, adjusted monthly through the maturity date. Borrowings are secured by all of the assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX Stores Corporation or any of its wholly owned subsidiaries. As of April 30, 2009, approximately $40.4 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. Levelland Hockley was not in compliance with its debt covenants at April 30, 2009. On April 13, 2009, Levelland Hockley entered into a forbearance agreement with GE. This agreement includes:

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

          Management believes the EBITDAR Coverage Ratio covenant violation will be cured on or before the end of the forbearance period. Also, based on forecasts which are primarily based on estimates of plant production, prices of ethanol, sorghum, distillers grains and natural gas as well as other assumptions management believes to be reasonable, the Company believes that Levelland Hockley will be able to maintain compliance with the covenants subsequent to the Forbearance Period as noted above for the next 12 months. Management believes that cash flow from operating activities together with working capital will be sufficient to meet Levelland Hockley’s liquidity needs. However, if a material adverse change in the financial position or operations of Levelland Hockley should occur, or if actual sales or expenses are substantially different than forecasted, Levelland Hockley’s liquidity and ability to fund future operating and capital requirements and compliance with debt covenants could be negatively impacted.

          Levelland Hockley entered into a forward interest rate swap with an initial notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap effectively fixed the variable interest rate of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commenced on May 31, 2008 and terminate on April 30, 2010. At April 30, 2009, the Company has recorded a liability of $1.3 million related to the fair value of the swap. The change in fair value not resulting from settlements was recorded in the Consolidated Condensed Statements of Operations.

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. During the construction period, One Earth will be required to make interest payments quarterly on the outstanding principal amount at a variable interest rate equal to LIBOR plus 310 basis points (4.4%) at April 30, 2009. The construction loan will be converted into a term loan upon completion of plant construction. The term loan will bear interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points and is payable over five years.

          Borrowings are secured by all property of One Earth. This debt is recourse only to One Earth and not to REX Stores Corporation or any of its wholly owned subsidiaries. During the first quarter of fiscal year 2009, One Earth borrowed $15.4 million on this loan. As of April 30, 2009, approximately $71.4 million had been drawn on the construction loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at April 30, 2009. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as prepaid loan fees and will be amortized ratably over the loan.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commence as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At April 30, 2009, the Company recorded a liability of $4.9 million related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Condensed Statements of Operations.

Note 8. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at Levelland Hockley and One Earth by fixing the interest rate on a portion of the variable rate debt these entities have. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of April 30, 2009, the notional value of the Levelland Hockley and One Earth interest rate swaps were $39.7 million and $75.0 million, respectively. At April 30, 2009, the Company has recorded a liability of $6.2 million related to the fair value of the swaps. The change in fair value not resulting from settlements was recorded in the Consolidated Condensed Statements of Operations.

          The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at April 30, 2009 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$114,339	$6,237

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $556,000 in the first quarter of fiscal year 2009 and gains of $472,000 in the first quarter of fiscal year 2008.

          In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133. Levelland Hockley has forward purchase contracts for 436,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum through May 2009. The unrealized gain of such contracts was approx $262,000 at March 31, 2009.

          One Earth has forward purchase contracts for 690,000 bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the corn through July 2009. The unrealized gain of such contracts was approximately $46,000 at March 31, 2009.

          Levelland Hockley has sales commitments for 0.9 million gallons of ethanol and 18,500 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distiller grains through May 2009. The unrealized loss of such contracts was approximately $0.1 million at March 31, 2009.

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

          The total intrinsic value of options exercised during the quarters ended April 30, 2009 and 2008 was approximately $0.4 million and $0.2 million, respectively, resulting in tax deductions to realize benefits of approximately $0.1 million and $0.1 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2009	2,715,001	$9.63
Exercised	(89,608)	$7.67
Forfeited	(3,600)	$12.45

Outstanding at April 30, 2009	2,621,793	$9.69	2.5	$6,849
Exercisable at April 30, 2009	2,571,425	$9.64	2.4	$6,849

          At April 30, 2009, there was approximately $0.1 million (pre-tax) of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 0.1 years.

Note 10. Income Per Share from Continuing Operations

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the period presented (in thousands, except per share amounts):

	Three Months Ended April 30, 2008

	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$1,572	10,729	$0.14

Effect of stock options		891

Diluted income per share from continuing operations attributable to REX common shareholders	$1,572	11,620	$0.13

          As there was a loss from continuing operations for the first quarter of fiscal year 2009, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For the three months ended April 30, 2009 and 2008, a total of 2,622,000 shares and 143,400 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 11. Investments

          The following tables summarize investments at April 30, 2009, January 31, 2009 and April 30, 2008 (amounts in thousands):

Debt Securities April 30, 2009

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$891	$891

Debt Securities January 31, 2009

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$933	$933

Debt Securities April 30, 2008

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Carrying Amount

United States Treasury Bill	1.76%	5/29/2008	Held to Maturity	$1,558	$1,558

          There were no material realized or unrealized holding gains or losses at April 30, 2009 or 2008.

          The Company has approximately $933,000 at April 30, 2009, January 31, 2009 and April 30, 2008, respectively, on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 2.5%, 2.3% and 5.9% at April 30, 2009, January 31, 2009 and April 30, 2008, respectively.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $1,356,000 at April 30, 2009 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. This investment earned 0.4% at April 30, 2009 and 1.3% at January 31, 2009.

          The following table summarizes equity method investments at April 30, 2009, January 31, 2009 and April 30, 2008 (amounts in thousands):

Equity Method Investments April 30, 2009

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$23,941	$20,000
Patriot Renewable Fuels, LLC	23%	14,625	16,000

Total Equity Method Investments		$38,566	$36,000

Equity Method Investments January 31, 2009

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$23,850	$20,000
Patriot Renewable Fuels, LLC	23%	15,011	16,000

Total Equity Method Investments		$38,861	$36,000

Equity Method Investments April 30, 2008

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$22,960	$20,000
Patriot Renewable Fuels, LLC	23%	16,549	16,000

Total Equity Method Investments		$39,509	$36,000

          During the first quarter of fiscal years 2009 and 2008, the Company recorded income of $92,000 and $1,007,000, respectively as its share of earnings from Big River Resources, LLC (“Big River”).

          During the first quarter of fiscal years 2009 and 2008, the Company recorded a loss of $352,000 and income of $41,000, respectively as its share of earnings from Patriot Renewable Fuels, LLC (“Patriot”).

          Undistributed earnings of equity method investees totaled approximately $3.9 million and $2.2 million at April 30, 2009 and 2008, respectively.

Note 12. Restructuring and Other

          During the fourth quarter of fiscal year 2008, the Company entered into an agreement with Appliance Direct, Inc. (“Appliance Direct”) pursuant to which (i) the Company agreed to sell certain appliance inventory, furniture, fixtures and equipment at the store locations to be taken over by Appliance Direct and (ii) subsidiaries of Appliance Direct leased 37 retail store locations owned by the Company. The Company plans to exit the retail business during fiscal year 2009. The Company agreed to pay Appliance Direct, as of the implementation date defined in the agreement, an amount equal to the adjusted book value liability of the Company’s customer extended service plans for certain appliance inventory previously sold at locations that Appliance Direct takes over from the Company (the “ESP Credit”).

          During the fourth quarter of fiscal year 2008, the Company recorded a restructuring charge of approximately $4.2 million related to (i) a workforce reduction of a majority of employees located at its corporate headquarters, retail stores and distribution facilities and (ii) certain costs associated with the transition of the Company’s retail business to Appliance Direct. During the first quarter of fiscal year 2009, the Company recorded additional restructuring charges of approximately $1.5 million related to lease termination costs. The following is a summary of restructuring charges and payments (in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Investment Banker Fees	ESP Credit	Total Restructuring Accrual

Balance, January 31, 2009	$2,839	$—	$834	$498	$4,171

Restructuring charges	—	1,460	—	—	1,460
Payment of restructuring liabilities	436	409	—	—	845

Balance, April 30, 2009	$2,403	$1,051	$834	$498	$4,786

Note 13. Income Taxes

          The effective tax rate on consolidated pre-tax loss or income from continuing operations was 30.6% for the quarter ended April 30, 2009, 30.5% for the year ended January 31, 2009 and 25.8% for the quarter ended April 30, 2008. An adjustment for recognizing the benefit of certain statutes of limitations expiring relating to uncertain tax positions of (14.1)% is reflected in the effective rate for the quarter ended April 30, 2008. In addition, a benefit of (6.8)% was recognized in the first quarter of fiscal year 2008 for a federal tax credit which is earned by Levelland Hockley as a small ethanol producer. The Company does not expect to be eligible to utilize the ethanol small producer federal tax credit for years beyond fiscal year 2008. The provision for state taxes is approximately 5% and 6% for the quarters ended April 30, 2009 and 2008, respectively. The provision for state taxes was approximately 3% for the year ended January 31, 2009. The effective tax rate was decreased by approximately 9% in the first quarter of fiscal year 2009 from the loss of pass-through entities (Levelland Hockley and One Earth) that is allocated to non-controlling interests.

          The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2006 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

Unrecognized tax benefits, February 1, 2009	$4,160
Changes for prior years’ tax positions	327
Changes for current year tax positions	—

Unrecognized tax benefits, April 30, 2009	$4,487

Note 14. Discontinued Operations

          During the first three months of fiscal year 2009 the Company closed 37 stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores, and certain other stores closed in previous periods, were classified as discontinued operations for all periods presented.

          Below is a table reflecting certain items of the Consolidated Condensed Statements of Operations that were reclassified as discontinued operations for the period indicated.

	Three Months Ended April 30,

	2009	2008

Net sales and revenue	$8,368	$20,866
Cost of sales	7,721	15,567
Loss from continuing operations before income taxes	(654)	(73)
Benefit for income taxes	252	27
Loss from continuing operations including noncontrolling interest	$(402)	$(46)

Note 15. Commitments

          In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $109 million has been spent through April 30, 2009.

          One Earth has also entered other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of April 30, 2009. The total of other incomplete construction and facility related contracts is approximately $10 million, of which approximately $9 million has been spent through April 30, 2009.

Note 16. Segment Reporting

          The Company has two reportable segments, consumer electronics and appliance retailing (“retail”) and alternative energy. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect investment income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains on derivative financial instruments. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended April 30,
	2009	2008

Net sales and revenue:
Retail	$15,616	$25,642
Alternative energy	14,118	1,167

Total net sales and revenues	$29,734	$26,809

Segment gross profit:
Retail	$4,486	$8,076
Alternative energy	233	56

Total gross profit	$4,719	$8,132

Segment profit (loss):
Retail segment (loss) profit	$(453)	$713
Alternative energy segment (loss) profit	(2,003)	428
Corporate expense	(383)	(537)
Interest expense	(201)	(112)
Investment income	230	664
Income from synthetic fuel investments	—	670

(Loss) income from continuing operations before income taxes	$(2,810)	$1,826

	April 30, 2009	January 31, 2009	April 30, 2008

Assets:
Retail	$52,135	$80,437	$112,449
Alternative energy	263,204	249,422	192,323
Corporate	125,246	121,429	121,665

Total assets	$440,585	$451,288	$426,437

	Three Months Ended April 30,
	2009	2008

Sales of products retail segment:
Televisions	41%	52%
Appliances	33%	28%
Audio	3%	4%
Video	1%	2%
Other	3%	1%

Total	81%	87%

Sales of services retail segment:
Extended service contracts	19%	13%

Total retail segment sales	100%	100%

Sales of products alternative energy segment:
Ethanol and related by-products	100%	100%

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

          Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $1.3 million held by Levelland Hockley will be used to provide working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Historically, we were a specialty retailer in the consumer electronics/appliance industry serving small to medium-sized towns and communities. In addition, we have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998 and later ethanol production facilities beginning in 2006.

          In fiscal year 2007 we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. Reflecting this focus, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our real estate portfolio. Following a comprehensive analysis, late in fiscal year 2008 we leased 37 owned store locations to a third party. We also provided the lessee an option to purchase all of the properties being leased from REX during the first two years of the lease term. The lessee also reached an agreement to lease or sub lease two of our leased locations. We anticipate closing, in fiscal year 2009, the remainder of the retail locations the lessee does not take over from REX.

          We currently have invested approximately $113 million in ethanol production entities and have interests in four ethanol entities, two of which we have majority ownership. We have no definitive plans, but will continue to consider additional investments in the alternative energy segment.

          We plan to seek and evaluate various investment opportunities including energy related, agricultural and real estate. We can make no assurances that we will be successful in our efforts to find such opportunities.

          As of April 30, 2009, we operated 19 stores in 10 states, predominantly in small to medium-sized markets under the trade name “REX”. We expect to be substantially completed with the wind down of our retail business by July 31, 2009.

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2009” means the period February 1, 2009 to January 31, 2010.

Results of Operations

          The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales and revenue:

	Three Months Ended April 30,

	2009		2008

Net sales and revenue	100.0%		100.0%
Cost of sales	84.1		69.7

Gross profit	15.9		30.3
Selling, general and administrative expenses	(19.3)		(34.5)
Investment income	0.6		3.2
Interest expense	(3.0)		(0.4)
Loss on early termination of debt	(0.2)		—
Losses on disposals of real estate, net	(0.7)		—
Equity in (loss) income of unconsolidated ethanol affiliates	(0.9)		3.9
Income from synthetic fuel investments	—		2.5
(Losses) gains on derivative financial instruments, net	(1.8)		1.8

(Loss) income from continuing operations before income taxes and discontinued operations	(9.4)		6.8
Benefit (provision) for income taxes	2.9		(1.7)

(Loss) income from continuing operations including noncontrolling interest	(6.5)		5.1
Loss from discontinued operations, net of tax	(1.4)		(0.2)

Net (loss) income including noncontrolling interest	(7.9)		4.9
Net loss attributable to noncontrolling interest	2.1		0.8

Net loss attributable to RSC common shareholders	(5.8	) %	5.7%

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

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended April 30,
	2009	2008

Net sales and revenue:
Retail	$15,616	$25,642
Alternative energy	14,118	1,167

Total net sales and revenues	$29,734	$26,809

Segment gross profit:
Retail	$4,486	$8,076
Alternative energy	233	56

Total gross profit	$4,719	$8,132

Segment profit (loss):
Retail segment (loss) profit	$(453)	$713
Alternative energy segment (loss) profit	(2,003)	428
Corporate expense	(383)	(537)
Interest expense	(201)	(112)
Investment income	230	664
Income from synthetic fuel investments	—	670

(Loss) income from continuing operations before income taxes	$(2,810)	$1,826

Retail

          The retail segment includes all of our store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          The net sales and revenue from our retail segment are discussed in the Comparison of Three Months Ended April 30, 2009 and 2008 discussion below.

          Retail segment performance decreased $1.2 million to a loss of $0.5 million in the first quarter of fiscal year 2009 from profit of $0.7 million in the first quarter of fiscal year 2008. The decrease in segment profit was primarily related to lower gross profit of approximately $3.6 million, generally reflecting lower sales and lower gross margin percentages. This unfavorable result was partially offset by lower selling, general and administrative expenses of $2.5 million. In general, revenue, gross profit and operating expenses were lower in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 as a result of the wind down efforts of our retail business.

Alternative Energy

          The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses.

          Net sales and revenue increased $13.0 million to $14.1 million as Levelland Hockley commenced production operations late in the first quarter of fiscal year 2008. Gross profit from these sales was approximately $0.2 million during the first quarter of fiscal year 2009 compared to $0.1 million during the first quarter of fiscal year 2008. Gross profit was negatively affected by inefficiencies and costs associated with a sustained shut down of the plant for maintenance in the first quarter of fiscal year 2009. In addition, the spread between ethanol and grain prices was lower than expected.

The following table summarizes certain operating data from Levelland Hockley:

	Three Months Ended April 30,
	2009	2008

Average selling price per gallon of ethanol	$1.55	$2.05
Average selling price per ton of dried distiller grains	$160.10	$175.82
Average selling price per ton of wet distiller grains	$47.82	$44.04
Average cost per bushel of grain	$3.26	$6.03
Average cost of natural gas (per mmbtu)	$5.47	$6.65

          Segment performance decreased $2.4 million to a loss of $2.0 million in the first quarter of fiscal year 2009 from profit of $0.4 million in the first quarter of fiscal year 2008. The decrease in segment profit was primarily related to income from our investments in Big River and Patriot. We recorded a loss of $0.3 million in the first quarter of fiscal year 2009 compared to income of $1.0 million in the first quarter of fiscal year 2008. Interest expense increased by $0.9 million in the first quarter of fiscal year 2009 as Levelland Hockley ceased capitalizing interest on its construction loan upon the commencement of operations in fiscal year 2008.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the retail or alternative energy segments and income from synthetic fuel investments.

          Income from synthetic fuel investments declined $0.7 million in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. Prior year income represents the estimated final settlements as all synthetic fuel production ceased during fiscal year 2007.

          Investment income of $0.2 million in the first quarter of fiscal year 2009 was $0.5 million lower compared to the first quarter of fiscal year 2008. This fluctuation is primarily a result of lower yields earned on our excess cash during the current year.

Comparison of Three Months Ended April 30, 2009 and 2008

          Net sales and revenue in the quarter ended April 30, 2009 were $29.7 million compared to $26.8 million in the prior year’s first quarter, representing an increase of $2.9 million or 10.8%. Net sales and revenue do not include merchandise sales from stores classified in discontinued operations.

          The increase was primarily caused by $12.9 million of sales from our alternative energy segment as Levelland Hockley commenced operations late in the first quarter of fiscal year 2008. This positive trend was partially offset by a decrease in sales at retail stores of $10.0 million in the first quarter of fiscal year 2009 compared to fiscal year 2008. The decline in retail store sales is primarily attributable to the winding down of our retail business.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended April 30,

Product Category	2009	2008

Televisions	16.5%	51.4%
Appliances	13.3	28.1
Audio	1.0	4.1
Video	0.3	1.8
Extended warranties	10.0	7.1
Ethanol and related by-products	47.9	2.5
Other	11.0	5.0

	100.0%	100.0%

          At April 30, 2009, we operated 19 stores compared to 111 stores one year earlier. We did not open any stores and closed 71 stores during the first three months of fiscal year 2009. We did not open any stores and closed four stores during the first three months of fiscal year 2008.

          At April 30, 2009, we had lease agreements or commitments, as landlord for all or parts of 45 properties, including 40 stores leased to subsidiaries of Appliance Direct, a third party appliance retail chain. We own 41 of these properties and are the tenant/sub landlord for four of the properties. At April 30, 2009, Appliance Direct leased and occupied six of the owned properties and three of the sub leased properties. Pursuant to the amended agreement with Appliance Direct, we expect the leases for the remaining 31 owned stores to commence no later than July 31, 2009. We have three additional owned properties that are vacant at April 30, 2009. We are marketing these vacant properties to lease or sell.

          Gross profit of $4.7 million (15.9% of net sales and revenue) in the first quarter of fiscal year 2009 was approximately $3.4 million lower than the $8.1 million (30.3% of net sales and revenue) recorded in the first quarter of fiscal year 2008. Gross profit for the first quarter of fiscal year 2009 was negatively impacted by lower sales related to the wind down of our retail business. In addition, low margins at Levelland contributed to the decline in gross profit as Levelland generated only $0.2 million of gross profit on sales of $14.1 million during the first quarter of fiscal year 2009. The plant shut down and the spread between ethanol and grain prices was the primary reason for the low gross margins Levelland experienced. Extended service contracts contributed gross profit of $2.1 million in the first quarter of fiscal year 2009 compared to $2.6 million in the first quarter of fiscal year 2008. Our direct warranty repair costs were approximately 29% and 23% of extended service contract revenue in the first quarter of fiscal years 2009 and 2008, respectively. The direct warranty repair costs were a higher percentage of revenue partially as a result of lower levels of vendor support in fiscal year 2009.

          Selling, general and administrative expenses for the first quarter of fiscal year 2009 were $5.7 million (19.3% of net sales and revenue), a decrease of $3.5 million or 38.0% from $9.2 million (34.5% of net sales and revenue) for the first quarter of fiscal year 2008. The decrease in expenses was primarily a result of lower payroll expense of $1.1 million in fiscal year 2009 compared to fiscal year 2008 as we have lowered our head count as part of the wind down of our retail business. In addition, sales commissions declined in the first quarter of fiscal year 2009, related to the sales decrease. Advertising expense was $0.5 million in the first quarter of fiscal year 2009, compared to $1.2 million in the first quarter of fiscal year 2008. The decrease is primarily related to the wind down of our retail business as we cancelled many advertising programs. Expenses (primarily payroll and related costs) at Levelland Hockley were $0.2 million during the first quarter of fiscal year 2009 compared to $0.9 million during the first quarter of fiscal year 2008. The decrease results from start up activities incurred in fiscal year 2008 related to the commencement of operations at Levelland Hockley.

          Investment income was $0.2 million for the first quarter of fiscal year 2009 compared to $0.9 million for the first quarter of fiscal year 2008. The decrease results primarily from lower yields earned on our excess cash compared to the prior year.

          Interest expense was $0.9 million for the first quarter of fiscal year 2009 compared to $0.1 million for the first quarter of fiscal year 2008. The increase primarily results from the interest on the Levelland Hockley credit facility subsequent to the commencement of operations at that plant. Prior to starting operations, interest on Levelland Hockley debt was capitalized.

          During the first quarter of fiscal year 2009, we paid off approximately $7.3 million of debt. As a result, we incurred prepayment penalties and the write off of prepaid loan fees totaling approximately $0.1 million.

          During the first quarter of fiscal year 2009, we donated an owned building and land to a charitable organization. As a result, we recognized a loss on disposal of real estate equal to $0.2 million, the book value of the related assets.

          On April 30, 2007, we completed a transaction for the sale of 86 of our current and former store locations to Klac for $74.5 million in cash, before selling expenses. We also entered into agreements to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. The leases on 28 of the properties have been terminated as of April 30, 2009. We also entered into license agreements with Klac for 15 of the properties that allowed us to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, we vacated the 15 properties.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $2.6 million and $0.3 million was recognized in the first quarter of fiscal years 2009 and 2008, respectively. The increase in current year gain recognition relates to our restructuring and winding down of our retail business. Amortization of the gain was accelerated for properties that we closed during fiscal year 2009. We had a deferred gain of $1.4 million and $5.1 million at April 30, 2009 and 2008, respectively, based upon the present value of the remaining minimum lease payments. The deferred gain will be amortized as a reduction to lease expense over the lease periods or recognized as gain on disposal at the end of the lease period. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains and losses recognized during the first quarters of fiscal years 2009 and 2008 (amounts in thousands):

Classification of Gain	Quarter Ended April 30, 2009	Quarter Ended April 30, 2008

Continuing Operations	$58	$58
Discontinued Operations	2,516	278

Total Pre-Tax Gain	$2,574	$336

          The following table summarizes the components of the sale and leaseback transaction (dollar amounts in thousands):

Property Category	Number of Properties	Deferred Gain	Recognized Gain

Vacated	74	$—	$10,790
Leased until January 31, 2010	12	1,360	2,655

Total	86	$1,360	$13,445

          During the first quarter of fiscal year 2009, we recognized income of approximately $0.1 million and loss of approximately $0.4 million from our equity investments in Big River and Patriot, respectively. During the first quarter of fiscal year 2008, we recognized income of approximately $1.0 million and $41,000 from our equity investments in Big River and Patriot, respectively.

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

          We also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the first quarter of fiscal years 2009 or 2008.

          We recognized losses of $556,000 during the first quarter of fiscal year 2009, related to forward starting interest rate swap agreements that Levelland Hockley and One Earth entered into during fiscal year 2007. Levelland Hockley’s loss was $318,000 and One Earth’s loss was $238,000. We recognized an unrealized gain of $472,000 during the first quarter of fiscal year 2008, related to the swaps. Levelland Hockley’s unrealized gain was $161,000 and One Earth’s unrealized gain was $311,000.

          Our effective tax rate was 30.6% and 25.8% for the first quarter of fiscal years 2009 and 2008, respectively. The change is primarily a result of a reduction in the reserve for uncertain tax positions during fiscal year 2008, related to the expiration of the statute of limitations in certain states and the recognition of a federal tax credit that is earned by Levelland Hockley as a small ethanol producer. We do not expect to be eligible to utilize the ethanol small producer federal tax credit for years beyond fiscal year 2008.

          Noncontrolling interest loss of $622,000 and $217,000 represents the owners’ (other than REX) share of the loss of Levelland Hockley and One Earth for the quarters ended April 30, 2009 and 2008, respectively.

          During the quarter ended April 30, 2009 we closed 37 stores that were classified as discontinued operations. As a result of these closings and certain other store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $402,000 for the first quarter of fiscal year 2009 compared to $46,000 for the first quarter of fiscal year 2008. Included in current year results are $1.5 million of early lease termination costs and $1.8 million of gain recognition related to the KLAC real estate sale.

          As a result of the foregoing, net loss for the first quarter of fiscal year 2009 was $1.7 million, a decrease of $3.2 million from net income of $1.5 million for the first quarter of fiscal year 2008.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $10.4 million for the first quarter of fiscal year 2009, compared to cash used of $5.2 million for the first quarter of fiscal year 2008. For the first three months of fiscal year 2008, cash was used by net loss of $2.4 million, adjusted for non-cash items of $4.2 million, which consisted of depreciation and amortization, stock based compensation expense, loss from equity method investments, loss on disposal of real estate and property and equipment, deferred income and the deferred income tax provision. In addition, inventory provided cash of $17.9 million, primarily a result of the wind down of our retail business inventory levels as we have liquidated a significant portion of our retail merchandise inventory as we close stores. The primary use of cash was a decrease in accounts payable of $2.3 million as we have reduced virtually all of our merchandise vendor balances in connection with the wind down of our retail business. Accounts receivable provided $1.9 million of cash, primarily a result of the timing of cash receipts and customer billings at Levelland Hockley. Prepaid expenses and other current assets used cash of $0.4 million as we had an increase in the balance of refundable income taxes due to the operating losses incurred in fiscal year 2008.

          Net cash used in operating activities was approximately $5.2 million for the first quarter of fiscal year 2008. For the first three months of fiscal year 2008, cash was provided by net income of $1.5 million, adjusted for the impact of $0.7 million for gains on our installment sales of the limited partnership interests, the unrealized gain on derivative financial instruments of $0.5 million and non-cash items of $2.1 million, which consisted of depreciation and amortization, stock based compensation expense, income from equity method investments, deferred income and the deferred income tax provision. In addition, accounts payable provided cash of $11.6 million, primarily a result of changes in inventory levels and extended terms from vendors. The primary use of cash was a decrease in other liabilities of $8.5 million, primarily a result of incentive compensation and other payroll and sales tax payments being made in the first quarter of fiscal year 2008. The increase in inventory of $6.9 million was primarily due to seasonal fluctuations in our retail segment and Levelland Hockley commencing operations.

          At April 30, 2009, working capital was $67.5 million compared to $84.4 million at January 31, 2009. This decrease is primarily a result of the early payoffs of approximately $7.3 in mortgage debt and a decrease in current deferred taxes during the first quarter of fiscal year 2009 as our estimate of taxable income for fiscal year 2009 was reduced. The ratio of current assets to current liabilities was 2.5 to 1 at April 30, 2009 and January 31, 2009.

          Cash of $22.6 million was used in investing activities for the first quarter of fiscal year 2009, compared to $27.4 million of cash used during the first quarter of fiscal year 2008. During the first quarter of fiscal year 2009, we had capital expenditures of approximately $21.6 million, primarily related to construction at the One Earth ethanol plant. We paid approximately $1.0 million into a restricted account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing.

          Cash of $27.4 million was used in investing activities for the first quarter of fiscal year 2008. During the first quarter of fiscal year 2008, we received proceeds of $1.2 million from the installment sales of our ownership interests in synthetic fuel entities. We had capital expenditures of approximately $28.7 million during the first quarter of fiscal year 2008, primarily related to construction at the Levelland Hockley and One Earth ethanol plants.

          Cash provided by financing activities totaled approximately $6.1 million for the first quarter of fiscal year 2009 compared to $11.2 million for the first quarter of fiscal year 2008. Cash was provided by debt borrowings of $15.3 million on construction loans at ethanol facilities and stock option activity of $0.6 million. Cash of $8.7 million was used for payments of mortgage debt. In addition, cash of $1.2 million used to repurchase our common shares.

          Cash provided by financing activities totaled approximately $11.2 million for the first quarter of fiscal year 2008. Cash was provided by debt borrowings of $11.9 million and stock option activity of $0.3 million. Cash of $1.0 million was used for scheduled payments of mortgage debt.

          In May 2007, One Earth entered into an agreement with a designer/builder for the construction of One Earth’s ethanol plant. The designer/builder is responsible for all engineering, labor, materials and equipment to design, construct, startup and achieve guaranteed performance criteria of the plant. The contract price is approximately $120.2 million, subject to adjustments as provided by the general conditions of the agreement, of which approximately $109.2 million has been spent through April 30, 2009. One Earth has also entered into other construction and facility related contracts. Some of these contracts have been completed and all required funds have been expended as of April 30, 2009. The total of other incomplete construction and facility related contracts is approximately $9.8 million, of which approximately $9.3 million has been spent through April 30, 2009.

          We expect One Earth to begin operations late in the second quarter of fiscal year 2009. In connection with beginning operations, One Earth will expend funds for initial inventories, supplies and other items. We believe One Earth has sufficient working capital and credit availability to fund these commitments and the initial steps necessary to begin production.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the highly competitive nature of the consumer electronics retailing industry, changes in the national or regional economies, weather, the effects of terrorism or acts of war on consumer spending patterns, the availability of certain products, technological changes and changes in real estate market conditions, the fluctuating amount of income received from the Company’s synthetic fuel investments and the impact of Internal Revenue Service audits. As it relates to ethanol investments, risks and uncertainties include among other things: the uncertainty of constructing plants on time and on budget, the impact of legislative changes, the price volatility and availability of corn, sorghum, distiller grains, ethanol, gasoline and natural gas and the plants operating efficiently and according to forecasts and projections. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          No material changes since January 31, 2009.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          During the quarter ended April 30, 2009, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 1-28, 2009	94,237	$7.01	94,237	485,111
March 1-31, 2009	32,800	$6.58	32,800	452,311
April 1-30, 2009	27,526	$12.16	27,526	424,785

Total	154,563	$7.84	154,563	424,785

(1)

During the first quarter of fiscal year 2009, we completed the purchase of our common stock under a previously announced authorization. On February 20, 2009, we announced our Board of Directors had authorized the repurchase of up to an additional 500,000 shares from time to time in private or market transactions at prevailing market prices. At April 30, 2009, a total of 424,785 shares remained available to purchase under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of shareholders of REX Stores Corporation was held on June 2, 2009, at which the following matter was submitted to a vote of shareholders:

      1. Election of seven directors.

Nominee	For	Withheld

Stuart A. Rose	6,984,478	1,721,200
Lawrence Tomchin	6,894,408	1,811,270
Robert Davidoff	8,276,810	428,868
Edward M. Kress	6,894,778	1,810,900
Charles A. Elcan	6,588,625	2,117,053
David S. Harris	8,510,872	194,806
Mervyn L. Alphonso	8,531,635	174,043

Item 6. Exhibits.

          The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	June 9, 2009
(Chief Executive Officer)
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	June 9, 2009
(Chief Financial Officer)
(Douglas L. Bruggeman)