Form 10-Q
period 2009-07-31
REX STORES CORP
filed 2009-09-09
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

At the close of business on September 8, 2009 the registrant had 9,210,095 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	July 31, 2009	January 31, 2009	July 31, 2008
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$84,103	$91,991	$79,608
Restricted cash	1,024	—	2,774
Accounts receivable, net	2,119	4,197	3,509
Inventory, net	7,832	24,374	59,457
Refundable income taxes	7,364	7,790	1,158
Prepaid expenses and other	3,267	1,063	1,274
Deferred taxes, net	8,523	13,230	10,312

Total current assets	114,232	142,645	158,092
Property and equipment, net	255,879	235,454	202,193
Other assets	10,203	12,414	13,670
Goodwill	—	—	1,322
Deferred taxes, net	23,836	18,697	21,929
Investments	41,999	42,078	43,001

Total assets	$446,149	$451,288	$440,207

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations, alternative energy	$10,642	$5,898	$4,874
Current portion of long-term debt, other	362	1,576	1,735
Accounts payable, trade	5,099	25,167	49,688
Deferred income	9,659	13,510	14,533
Derivative financial instruments	2,105	1,996	—
Other current liabilities	6,696	10,122	7,140

Total current liabilities	34,563	58,269	77,970

Long-term liabilities:
Long-term debt and capital lease obligations, alternative energy	128,045	94,003	49,877
Long-term debt, other	2,780	9,936	12,250
Deferred income	9,793	17,263	18,919
Derivative financial instruments	3,776	4,032	839
Other	6,559	4,152	1,152

Total long-term liabilities	150,953	129,386	83,037

Equity:
REX shareholders’ equity:
Common stock	299	299	299
Paid-in capital	142,735	142,486	142,584
Retained earnings	281,438	282,332	288,361
Treasury stock	(187,632)	(186,057)	(179,583)
Accumulated other comprehensive income, net of tax	37	—	—

Total REX shareholders’ equity	236,877	239,060	251,661
Noncontrolling interests	23,756	24,573	27,539

Total equity	260,633	263,633	279,200

Total liabilities and equity	$446,149	$451,288	$440,207

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended July 31,		Six Months Ended July 31,

	2009	2008	2009	2008

	(In Thousands, Except Per Share Amounts)
Net sales and revenue	$21,477	$42,103	$46,926	$61,218
Cost of sales (excluding retail segment depreciation)	17,912	35,429	39,516	48,382

Gross profit	3,565	6,674	7,410	12,836
Selling, general and administrative expenses	(1,905)	(6,779)	(6,282)	(14,340)
Investment income	114	519	259	1,374
Interest expense	(811)	(890)	(1,604)	(1,003)
Loss on early termination of debt	(28)	—	(100)	—
Equity in income (loss) of unconsolidated ethanol affiliates	184	874	(77)	1,922
Income from synthetic fuel investments	—	—	—	670
(Losses) gains on derivative financial instruments, net	(108)	960	(665)	1,428

Income (loss) from continuing operations before provision/benefit for income taxes and discontinued operations	1,011	1,358	(1,059)	2,887
(Provision) benefit for income taxes	(569)	(399)	24	(762)

Income (loss) from continuing operations including noncontrolling interest	442	959	(1,035)	2,125
(Loss) income from discontinued operations, net of tax	(52)	86	(800)	224
Gain on disposal of discontinued operations, net of tax	251	197	124	196

Net income (loss) including noncontrolling interest	641	1,242	(1,711)	2,545
Net loss (income) attributable to noncontrolling interest	196	(36)	817	187

Net income (loss) attributable to REX common shareholders	$837	$1,206	$(894)	$2,732

Weighted average shares outstanding – basic	9,231	10,510	9,264	10,618

Basic income (loss) per share from continuing operations attributable to REX common shareholders	$0.07	$0.08	$(0.02)	$0.22
Basic (loss) income per share from discontinued operations attributable to REX common shareholders	(0.01)	0.01	(0.09)	0.02
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.03	0.02	0.01	0.02

Basic net income (loss) per share attributable to REX common shareholders	$0.09	$0.11	$(0.10)	$0.26

Weighted average shares outstanding – diluted	9,486	11,146	9,264	11,396

Diluted income (loss) per share from continuing operations attributable to REX common shareholders	$0.07	$0.08	$(0.02)	$0.20
Diluted (loss) income per share from discontinued operations attributable to REX common shareholders	(0.01)	0.01	(0.09)	0.02
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.03	0.02	0.01	0.02

Diluted net income (loss) per share attributable to REX common shareholders	$0.09	$0.11	$(0.10)	$0.24

Amounts attributable to REX common shareholders:
Income (loss) from continuing operations, net of tax	$638	$923	$(218)	$2,312
Income (loss) from discontinued operations, net of tax	199	283	(676)	420

Net income (loss)	$837	$1,206	$(894)	$2,732

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2009, as reported	29,853	$299	20,471	$(186,057)	$142,486	$282,332		$—	$239,060

Effects of adoption of SFAS No. 160	—	—	—	—	—	—		24,573	24,573

Balance at January 31, 2009, as adjusted	29,853	299	20,471	(186,057)	142,486	282,332		24,573	263,633

Net loss						(894)		(817)	(1,711)

Stock based compensation					234				234

Treasury stock acquired			281	(2,537)					(2,537)

Unrealized investment gains, net of income taxes							37		37

Stock options exercised and related tax effects	—	—	(106)	962	15	—	—	—	977

Balance at July 31, 2009	29,853	$299	20,646	$(187,632)	$142,735	$281,438	$37	$23,756	$260,633

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2008, as reported	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$—	$256,591

Effects of adoption of SFAS No. 160	—	—	—	—	—	—	27,729	27,729

Balance at January 31, 2008, as adjusted	29,813	298	19,094	(170,693)	141,357	285,629	27,729	284,320

Net income (loss)						2,732	(190)	2,542

Stock based compensation					686			686

Treasury stock acquired			706	(9,052)				(9,052)

Stock options exercised and related tax effects	40	1	(18)	162	541	—	—	704

Balance at July 31, 2008	29,853	$299	19,782	$(179,583)	$142,584	$288,361	$27,539	$279,200

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Six Months Ended July 31,

	2009	2008

	(In Thousands)
Cash flows from operating activities:
Net (loss) income including noncontrolling interest	$(1,711)	$2,545
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,864	2,075
Loss (income) from equity method investments	77	(1,922)
Income from synthetic fuel investments	—	(670)
Gain on disposal of real estate and property and equipment	(60)	(228)
Dividends received from equity method investees	—	400
Deferred income	(11,321)	(4,097)
Unrealized losses (gains) on derivative financial instruments	665	(1,334)
Other	247	724
Deferred income tax	(457)	287
Changes in assets and liabilities:
Accounts receivable	2,078	(1,632)
Inventory	16,542	(9,524)
Prepaid expenses and other current assets	(1,618)	432
Other long-term assets	2,211	1,225
Accounts payable, trade	(12,318)	18,016
Other liabilities	(1,019)	(9,972)

Net cash used in operating activities	(3,820)	(3,675)

Cash flows from investing activities:
Capital expenditures	(31,895)	(61,681)
Proceeds from sale of synthetic fuel investments	—	1,243
Proceeds from sale of real estate and property and equipment	973	1,107
Restricted cash	(1,024)	(2,774)
Restricted investments	(6)	(15)

Net cash used in investing activities	(31,952)	(62,120)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(10,789)	(2,233)
Proceeds from long-term debt	41,205	28,722
Stock options exercised	817	332
Treasury stock acquired	(2,537)	(9,052)
Realized losses on derivative financial instruments	(812)	(94)
Excess tax benefits from stock option exercises	—	12

Net cash provided by financing activities	27,884	17,687

Net decrease in cash and cash equivalents	(7,888)	(48,108)
Cash and cash equivalents, beginning of period	91,991	127,716

Cash and cash equivalents, end of period	$84,103	$79,608

Non cash investing activities – Accrued capital expenditures	$2,000	$4,419

Non cash investing activities – Assets acquired by capital leases	$—	$2,922

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2009

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

          Nature of Operations – The Company operates in three reportable segments, alternative energy, real estate and retail. The Company substantially completed the exit of its retail business during the second quarter of fiscal year 2009, although it will continue to recognize revenue and expense associated with administering extended service policies.

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

Revenue Recognition

          The Company recognized sales of retail products upon receipt by the customer. The Company sold retail product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. Amortization of deferred contract revenues is included in net sales and revenue while amortization of deferred sales commissions is included in selling, general and administrative expenses. The Company retains the obligation to perform warranty service and such costs are charged to operations as incurred.

          The Company includes income from its real estate leasing activities in net sales and revenue. The Company accounts for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

          The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, generally upon shipment from our plants. Shipping and handling charges to ethanol customers are included in net sales and revenue.

Cost of Sales

          Retail cost of sales includes the cost of merchandise (net of vendor allowances), markdowns and inventory shrink, receiving, warehousing and freight charges to deliver merchandise to retail stores, service repair bills as well as cash discounts and rebates. The Company classifies purchasing costs as selling, general and administrative expenses.

          Real estate cost of sales includes depreciation, real estate taxes, insurance, repairs and maintenance and other costs directly associated with operating the Company’s portfolio of real property.

          Ethanol cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

Vendor Allowances and Advertising Costs

          Vendors often funded, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances were deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product was sold or expense incurred. All such allowances were used in the wind down of the Company’s retail business during fiscal year 2009. Advertising costs are expensed as incurred.

Selling, General and Administrative Expenses

          The Company included store expenses from its retail segment (such as payroll and occupancy costs), as well as advertising, purchasing, depreciation, insurance and overhead costs in selling, general and administrative expenses.

          The Company includes non-production related costs from its alternative energy segment such as certain payroll and related costs, professional fees and other general expenses in selling, general and administrative expenses.

          The Company includes costs not directly related to operating its portfolio of real property from its real estate segment such as certain payroll and related costs, professional fees and other general expenses in selling, general and administrative expenses.

Interest Cost

          Interest expense of $1,604,000 for the six months ended July 31, 2009 is net of approximately $1,651,000 of interest capitalized. Interest expense of $1,003,000 for the six months ended July 31, 2008 is net of approximately $503,000 of interest capitalized. Cash paid for interest for the six months ended July 31, 2009 and 2008 was approximately $1,131,000 and $829,000, respectively.

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

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes in the first half of fiscal year 2009 and approximately $0.7 million for the six months ended July 31, 2008.

          As of July 31, 2009, total unrecognized tax benefits were $4,335,000 and accrued penalties and interest were $225,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $178,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Restricted Cash

          The Company has approximately $1.0 million on deposit at July 31, 2009 in a restricted bank account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing. The cash is carried at cost plus accrued interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for net realizable value based upon commodity prices. The market value of inventory is often dependent upon changes in commodity prices. The components of inventory at July 31, 2009, January 31, 2009 and July 31, 2008 are as follows (amounts in thousands):

	July 31, 2009	January 31, 2009	July 31, 2008

Retail merchandise, net	$380	$22,318	$55,393
Ethanol related:
Ethanol and other finished goods, net	1,777	487	2,253
Work in process, net	1,769	341	865
Grain and other raw materials	3,906	1,228	946

Total	$7,832	$24,374	$59,457

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

Accounting Changes

          In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS 165”) which clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of fiscal year 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements but does require the Company to disclose the date through which management had evaluated subsequent events.

Recently Issued Accounting Standards

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, (“SFAS 166”) which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 166 is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company has not determined the impact on its consolidated financial statements of adopting this standard.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, (“SFAS 167”) which amends the consolidation guidance that applies to variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company has not determined the impact on its consolidated financial statements of adopting this standard.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards

Codification™ (Codification) will become the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption will have no material impact on the Company’s consolidated financial statements but will require that interim and annual filings include references to the Codification.

Note 3. Comprehensive Income

          Comprehensive income includes net income and unrealized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

Net income (loss) attributable to REX common shareholders	$837	$1,206	$(894)	$2,732
Unrealized holding gains on available for sale securities (net of $22 of tax)	37	—	37	—

Total comprehensive income (loss)	$874	$1,206	$(857)	$2,732

Note 4. Sale and Leaseback Transaction and Other Leases

                    On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. The leases on 28 of the properties contained early termination clauses and have been terminated as of July 31, 2009. The Company also entered into license agreements with Klac for 15 of the properties that allowed the Company to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, the Company vacated the properties.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $3.9 million and $0.7 million was recognized in the first six months of fiscal years 2009 and 2008, respectively. As a result of the wind down of the Company’s retail business, the term the deferred gain was being amortized over has been shortened and is based upon the Company abandoning, or otherwise ceasing use of the leased property, for all remaining properties leased from Klac. See Note 13 for a discussion of restructuring related charges. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains and losses recognized during the second quarter and first six months of fiscal years 2009 and 2008 (amounts in thousands):

	Three Months Ended		Six Months Ended
Classification of Gain	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

Discontinued Operations	$1,359	$409	$3,933	$745

          In addition to the leaseback transaction described above, the Company is committed under operating leases for certain retail store locations and one distribution center location. The lease agreements are for varying terms through fiscal year 2015 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases. The following table is a summary of future rental commitments and sublease income under operating leases (amounts in thousands):

Years Ended January 31	Minimum Rentals	Sublease Income	Total

Remainder of January 31, 2010	$76	$(88)	$(12)
2011	127	(110)	17
2012	86	(46)	40
2013	60	(40)	20
2014	60	(40)	20
Thereafter	65	(43)	22

Total	$474	$(367)	$107

          The amounts in the table above do not include minimum rental charges of $1,568,000 that have been accrued as early lease termination expense at July 31, 2009. These charges will be paid in fiscal years 2009, 2010 and 2011.

          At July 31, 2009, the Company has lease or sub-lease agreements, as landlord, for all or portions of 24 properties, including 18 stores leased to subsidiaries of Appliance Direct, Inc. (“Appliance Direct”), a third party appliance retail chain. The Company owns 20 of these properties and is the tenant/sub landlord for four of the properties.

          All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31	Minimum Rentals

Remainder of January 31, 2010	$766
2011	1,487
2012	1,419
2013	1,387
2014	1,328
Thereafter	2,166

Total	$8,553

          Levelland Hockley leases certain real estate and equipment for its ethanol plant. These leases have been classified as capital leases. The following is a summary, at July 31, 2009, of the aggregate minimum future annual rental commitments for all capital leases (amounts in thousands):

Years Ended January 31	Minimum Rentals

Remainder of January 31, 2010	$243
2011	569
2012	569
2013	524
2014	432

Total minimum lease payments	2,337
Less amount representing interest	235

Present value of minimum capital lease payments	2,102
Less current maturities of capital lease obligations	459

Long term capital lease obligations	$1,643

Note 5. Fair Value

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

          The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. There was no impact on the beginning balance of retained earnings as a result of adopting SFAS 157 because the Company held no financial instruments in which a gain or loss at inception was deferred. Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2009 (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$81,317	$—	$—	$81,317
Restricted investments	1,357	—	—	1,357
Debt securities	—	—	995	995

Total assets	$82,674	$—	$995	$83,669

Derivative liabilities	$—	$5,881	$—	$5,881

Total liabilities	$—	$5,881	$—	$5,881

Note 6. Property and Equipment

          The components of property and equipment at July 31, 2009, January 31, 2009 and July 31, 2008 are as follows (amounts in thousands):

	July 31, 2009	January 31, 2009	July 31, 2008

Land and improvements	$14,587	$24,073	$14,623
Buildings and improvements	40,525	40,987	46,403
Machinery, equipment and fixtures	66,885	70,408	71,413
Leasehold improvements	1,096	3,396	5,243
Construction in progress	154,021	121,333	90,204

	277,114	260,197	227,886
Less: accumulated depreciation	(21,235)	(24,743)	(25,693)

	$255,879	$235,454	$202,193

Note 7. Other Assets

          The components of other assets at July 31, 2009, January 31, 2009 and July 31, 2008 are as follows (amounts in thousands):

	July 31, 2009	January 31, 2009	July 31, 2008

Prepaid loan fees	$4,086	$4,515	$5,033
Prepaid commissions	5,844	7,563	8,345
Other	273	336	292

Total	$10,203	$12,414	$13,670

Note 8. Long Term Debt and Interest Rate Swaps

          During the first six months of fiscal year 2009, the Company completed the payoff of 14 mortgage loans resulting in approximately $8.0 million of debt being paid off prior to the scheduled maturities of the loans. The Company recognized approximately $0.1 million of early debt termination costs in connection with the early payoff of these loans. The fair value of the Company’s long term debt was approximately $140.6 million at July 31, 2009. The Company utilizes a present value technique using its estimate of current incremental borrowing rates to estimate the fair value of its long term debt.

Levelland Hockley Subsidiary Level Debt

          During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments are due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.3% at July 31, 2009), adjusted monthly through the maturity date. Borrowings are secured by all of the assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX Stores Corporation or any of its other subsidiaries. As of July 31, 2009, approximately $39.3 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. On September 4, 2009, Levelland Hockley amended its loan agreement with GE to adjust certain covenants and to waive defaults occurring prior to July 1, 2009.

          Management believes, based on forecasts which are primarily based on estimates of plant production, prices of ethanol, sorghum, distillers grains and natural gas as well as other assumptions management believes to be reasonable, that Levelland Hockley will be able to maintain compliance with the covenants subsequent to July 1, 2009 for at least the next twelve months. Management believes that cash flow from operating activities together with working capital will be sufficient to meet Levelland Hockley’s liquidity needs. However, if a material adverse change in the financial position or operations of Levelland Hockley should occur, or if actual sales or expenses are substantially different than forecasted, Levelland Hockley’s liquidity and ability to fund future operating and capital requirements and compliance with debt covenants could be negatively impacted.

          Levelland Hockley entered into a forward interest rate swap with an initial notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap effectively fixed the variable interest rate of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commenced on May 31, 2008 and terminate on April 30, 2010. At July 31, 2009, the Company has recorded a liability of $1.0 million related to the fair value of the swap. The change in fair value was recorded in the Consolidated Condensed Statements of Operations.

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. During the construction period, One Earth was required to make interest payments quarterly on the outstanding principal amount at a variable interest rate equal to LIBOR plus 310 basis points (3.8%) at July 31, 2009. The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The Company has reclassified $2.0 million of construction related liabilities from current liabilities to long term liabilities as these liabilities will be refinanced into the term loan. The term loan will bear interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points and is payable over five years.

          Borrowings are secured by all property of One Earth. This debt is recourse only to One Earth and not to REX Stores Corporation or any of its other subsidiaries. During the first six months of fiscal year 2009, One Earth borrowed $41.2 million on this loan. As of June 30, 2009, approximately $97.2 million had been drawn on the construction loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, working capital, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all applicable covenants at July 31, 2009. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as prepaid loan fees and will be amortized ratably over the term of the loan.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commence as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap effectively fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap effectively fixed the rate at 5.49%. At July 31, 2009, the Company recorded a liability of $4.9 million related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Condensed Statements of Operations.

Note 9. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at Levelland Hockley and One Earth by fixing the interest rate on a portion of the variable rate debt these entities have. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of July 31, 2009, the notional value of the Levelland Hockley and One Earth interest rate swaps were $38.6 million and $75.0 million, respectively. At July 31, 2009, the Company has recorded a liability of $5.9 million related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Condensed Statements of Operations. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at July 31, 2009 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$113,246	$5,881

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $108,000 and gains of $960,000 in the second quarter of fiscal years 2009 and 2008, respectively. The Company reported losses of $665,000 and gains of $1,428,000 in the first six months of fiscal years 2009 and 2008, respectively.

          In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS 133.

           Levelland Hockley has forward purchase contracts for 225,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum through August 2009. The unrealized loss of such contracts was approximately $40,000 at June 30, 2009.

          One Earth has forward purchase contracts for 1,555,000 bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the corn through August 2009. The unrealized loss of such contracts was approximately $811,000 at June 30, 2009.

          Levelland Hockley has sales commitments for 28,900 tons of distiller grains. Levelland Hockley expects to deliver the distiller grains through August 2009. The unrealized gain of such contracts was approximately $13,000 at June 30, 2009.

          One Earth has sales commitments for 7.8 million gallons of ethanol and 4,300 tons of distiller grains. One Earth expects to deliver the ethanol and distiller grains through August 2009. The unrealized loss of such contracts was approximately $0.8 million at June 30, 2009.

Note 10. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options have been granted since fiscal year 2004.

          The total intrinsic value of options exercised during the six months ended July 31, 2009 and 2008 was approximately $0.1 million and $0.7 million, respectively, resulting in tax deductions of approximately $0.1 million and $0.3 million, respectively. The following table summarizes options exercised and canceled or expired during the six months ended July 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2009	2,715,001	$ 9.63
Exercised	(105,900)	$ 7.72
Forfeited	(37,580)	$11.33

Outstanding and exercisable at July 31, 2009	2,571,521	$ 9.68	2.3	$5,450

          At July 31, 2009, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended July 31, 2009			Three Months Ended July 31, 2008

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$638	9,231	$0.07	$923	10,510	$0.08

Effect of stock options		255			636

Diluted income per share from continuing operations attributable to REX common shareholders	$638	9,486	$0.07	$923	11,146	$0.08

	Six Months Ended July 31, 2008

	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$2,312	10,618	$0.22

Effect of stock options	—	778

Diluted income per share from continuing operations attributable to REX common shareholders	$2,312	11,396	$0.20

          As there was a loss from continuing operations for the first six months of fiscal year 2009, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For the three months ended July 31, 2009 and 2008, a total of 723,123 shares and 286,936 shares, respectively, and for the six months ended July 31, 2009 and 2008, a total of 2,571,521 shares and 66,836 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 12. Investments

          The following tables summarize investments at July 31, 2009, January 31, 2009 and July 31, 2008 (amounts in thousands):

Debt Securities July 31, 2009

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$995	$933

Debt Securities January 31, 2009

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$933	$933

Debt Securities July 31, 2008

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

United States Treasury Bill	1.83%	9/4/2008	Held to Maturity	$1,563	$1,563

           There were no material realized or unrealized holding gains at July 31, 2009, January 31, 2009 or July 31, 2008.

          The Company has approximately $933,000 at July 31, 2009, January 31, 2009 and July 31, 2008 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 2.5%, 2.3% and 4.0% at July 31, 2009, January 31, 2009 and July 31, 2008, respectively. In addition to the deposit with the Florida Department of Financial Services, the Company has $1,357,000 at July 31, 2009 invested in a money market mutual fund to satisfy Florida Department of

Financial Services regulations. This investment earned 0.03% at July 31, 2009 and 1.3% at January 31, 2009.

          The following table summarizes equity method investments at July 31, 2009, January 31, 2009 and July 31, 2008 (amounts in thousands):

Equity Method Investments July 31, 2009

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$24,024	$20,000
Patriot Renewable Fuels, LLC	23%	14,690	16,000

Total Equity Method Investments		$38,714	$36,000

Equity Method Investments January 31, 2009

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$23,850	$20,000
Patriot Renewable Fuels, LLC	23%	15,011	16,000

Total Equity Method Investments		$38,861	$36,000

Equity Method Investments July 31, 2008

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$23,759	$20,000
Patriot Renewable Fuels, LLC	23%	16,746	16,000

Total Equity Method Investments		$40,505	$36,000

          During the second quarter of fiscal years 2009 and 2008, the Company recorded income of $83,000 and $799,000, respectively as its share of earnings from Big River. During the first six months of fiscal years 2009 and 2008, the Company recorded income of $174,000 and $1,806,000 respectively as its share of earnings from Big River.

          During the second quarter of fiscal years 2009 and 2008, the Company recorded income of $101,000 and $75,000, respectively as its share of earnings from Patriot. During the first six months of fiscal years 2009 and 2008, the Company recorded a loss of $251,000 and income of $116,000, respectively as its share of earnings from Patriot. Undistributed earnings of equity method investees totaled approximately $4.0 million at July 31, 2009, $3.8 million at January 31, 2009 and $4.0 million at July 31, 2008.

Note 13. Restructuring and Other

          During the fourth quarter of fiscal year 2008, the Company entered into an agreement with Appliance Direct pursuant to which (i) the Company agreed to sell certain appliance inventory, furniture, fixtures and equipment at the store locations to be taken over by Appliance Direct and (ii) subsidiaries of Appliance Direct leased 37 retail store locations owned by the Company. The Company agreed to pay Appliance Direct, as of the implementation date defined in the agreement, an amount equal to the adjusted book value liability of the Company’s customer extended service plans for certain appliance inventory previously sold at locations that Appliance Direct takes over from the Company (the “ESP Credit”).

          During the fourth quarter of fiscal year 2008, the Company recorded a restructuring charge of approximately $4.2 million related to (i) a workforce reduction of a majority of employees located at its corporate headquarters, retail stores and distribution facilities and (ii) certain costs associated with the transition of the Company’s retail business to Appliance Direct.

          On July 31, 2009, the Company entered into a Third Amendment to Agreement and a Second Global Amendment to Multiple Leases (together, the “Amendments”) with Appliance Direct. The Amendments (i) eliminated the right of Appliance Direct to purchase stores it leased from the Company (ii) eliminated the right of Appliance Direct to terminate certain leases in the future and (iii) eliminated the obligation of Appliance Direct to lease 22 properties from the Company. The terms of the 15 leases and one sublease under which the Company leases property to Appliance Direct remain in full force except as modified by the Amendments. As a result of these Amendments, the Company reduced the accruals for employee severance and bonus costs by approximately $0.7 million, for investment banker fees by approximately $0.3 million and for the ESP Credit by approximately $0.3 million during the second quarter of fiscal year 2009.

          The Company has substantially completed its exit of the retail business as of July 31, 2009. During the first six months of fiscal year 2009, the Company recorded additional restructuring charges of approximately $3.0 million related to lease termination costs. The following is a summary of restructuring charges and payments for the six months ended July 31, 2009 (in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Investment Banker Fees	ESP Credit	Total Restructuring Accrual

Balance, January 31, 2009	$2,839	$—	$834	$498	$4,171
Restructuring charges	—	1,460	—	—	1,460
Payment of restructuring liabilities	(436)	(409)	—	—	(845)

Balance, April 30, 2009	2,403	1,051	834	498	4,786
Restructuring charges	28	1,492	—	—	1,520
Restructuring benefits	(706)	—	(325)	(287)	(1,318)
Payment of restructuring liabilities	(838)	(975)	—	(211)	(2,024)

Balance, July 31, 2009	$887	$1,568	$509	$0	$2,964

Note 14. Income Taxes

          The effective tax rate on consolidated pre-tax loss or income from continuing operations was 2.3% for the six months ended July 31, 2009, 30.5% for the year ended January 31, 2009 and 26.4% for the six months ended July 31, 2008. An adjustment for recognizing uncertain tax positions of 10.0% is reflected in the effective rate for the six months ended July 31, 2009. The provision for state taxes is approximately 5% for the six months ended July 31, 2009 and 2008. The provision for state taxes was approximately 3% for the year ended January 31, 2009. The effective tax rate was decreased by approximately 32% in the first six months of fiscal year 2009 from the loss of pass-through entities (Levelland Hockley and One Earth) that is allocated to non-controlling interests.

          The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2005 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

Unrecognized tax benefits, February 1, 2009	$4,160
Changes for tax positions for prior years, net	399
Changes for current year tax positions	—

Unrecognized tax benefits, July 31, 2009	$4,559

Note 15. Discontinued Operations

          During the first six months of fiscal year 2009, the Company closed 53 retail stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores and certain other retail stores closed in previous periods were classified as discontinued operations for all periods presented.

          Below is a table reflecting certain items of the Consolidated Condensed Statements of Operations that were reclassified as discontinued operations for the period indicated:

	Three Months Ended July 31,		Six Months Ended July 31,

	2009	2008	2009	2008

	(In Thousands)

Net sales and revenue	$1,583	$25,499	$14,226	$54,049
Cost of sales	1,731	18,880	13,067	40,170
(Loss) income before income taxes	(82)	134	(1,273)	352
Benefit (provision) for income taxes	30	(48)	473	(128)
Gain on disposal	395	305	194	305
Provision for income taxes	(144)	(108)	(70)	(109)
Net income (loss)	$199	$283	$(676)	$420

Note 16. Commitments and Contingencies

          During the second quarter of fiscal year 2009, Levelland Hockley entered into an agreement to construct certain improvements at its water treatment facility. The total cost of the agreement is expected to be approximately $600,000 none of which has been paid as of July 31, 2009.

          During the second quarter of fiscal year 2009, construction of the One Earth ethanol plant was substantially completed. As a result, there are no material commitments remaining related to such construction.

Note 17. Segment Reporting

          Beginning in the second quarter of fiscal year 2009, the Company has realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company now has three segments: alternative energy, real estate and consumer electronics and appliance retailing (“retail”). The real estate segment was formerly included in the retail segment and prior year amounts have been reclassified to conform to the current year segment reporting. For stores and warehouses closed for which the Company has a retained interest in the related real estate, operations are presented in the real estate segment when retail operations cease.

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

          The following tables summarize segment business activities in the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Net sales and revenue:
Alternative energy	$16,810	$24,857	$30,927	$26,024
Real estate	353	96	486	185
Retail	4,314	17,150	15,513	35,009

Total net sales and revenues	$21,477	$42,103	$46,926	$61,218

Segment gross profit (loss):
Alternative energy	$1,209	$634	$1,441	$690
Real estate	(163)	91	(234)	178
Retail	2,519	5,949	6,203	11,968

Total gross profit	$3,565	$6,674	$7,410	$12,836

Segment profit (loss):
Alternative energy	$(551)	$983	$(2,367)	$1,406
Real estate	(214)	33	(285)	95
Retail	2,185	539	2,453	893
Corporate expense	(430)	(582)	(787)	(1,096)
Interest expense	(52)	(93)	(253)	(221)
Investment income	73	478	180	1,140
Income from synthetic fuel investments	—	—	—	670

Income (loss) from continuing operations before income taxes	$1,011	$1,358	$(1,059)	$2,887

	July 31, 2009	January 31, 2009	July 31, 2008

Assets:
Alternative energy	$280,490	$249,422	$217,994
Real estate	35,235	35,523	38,247
Retail	8,915	44,914	75,991
Corporate	121,509	121,429	107,975

Total assets	$446,149	$451,288	$440,207

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Sales of products alternative energy segment:
Ethanol	79%	83%	77%	83%
Dried distiller grains	9%	10%	10%	10%
Wet distiller grains	10%	6%	12%	7%
Other	2%	1%	1%	—%

Total	100%	100%	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%	100%	100%

Sales of products retail segment:
Televisions	24%	41%	36%	44%
Appliances	28%	32%	31%	29%
Audio	1%	5%	2%	4%
Video	—%	2%	1%	2%
Other	7%	1%	4%	2%

Total	60%	81%	74%	81%

Sales of services retail segment:
Extended service contracts	40%	19%	26%	19%

Total retail segment sales	100%	100%	100%	100%

          Certain corporate costs and expenses, including information technology, employee benefits and other shared services are allocated to the business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash and equivalents and deferred income tax benefits.

          Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. The Company expects cash of approximately $3.0 million held by Levelland Hockley and One Earth to be used to provide working capital.

Note 18. Subsequent Events

          On August 26, 2009, the Company entered into a lease agreement with an unrelated third party, pursuant to which the Company will lease (as lessor) approximately 156,000 square feet of warehouse space for an initial term of five years, beginning February 1, 2010. Base rent will be approximately $562,000 annually.

          See Note 8 for a discussion of a subsequent event affecting Levelland Hockley’s long term debt.

          Levelland Hockley entered into a lease agreement with Layne Christensen Company (“Layne”) for certain water treatment equipment for its ethanol plant. Levelland Hockley filed a lawsuit, as amended, against Layne in the District Court, Hockley County, Texas on April 30, 2008, generally alleging that Layne was negligent in its design and construction of the water treatment facility and breached its various process guaranties and warranties. Layne and Levelland Hockley agreed to settle this litigation and the parties are currently negotiating a written settlement agreement. The litigation has been suspended until at least late September, 2009 in order to provide the parties adequate time to finalize a settlement agreement.

          The company evaluated all subsequent event activity through September 9, 2009 (the issue date of this Quarterly Report on Form 10-Q) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

          In fiscal year 2007, we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. Reflecting this focus, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our real estate portfolio. Following a comprehensive analysis, late in fiscal year 2008 we leased 37 owned store locations to Appliance Direct. We also provided Appliance Direct an option to purchase all of the properties being leased from REX during the first two years of the lease term. Appliance Direct also reached an agreement to lease or sub lease two of our leased locations.

          On July 31, 2009, we entered into a Third Amendment to Agreement and a Second Global Amendment to Multiple Leases (together, the “Amendments”) with Appliance Direct. The Amendments (i) eliminated the right of Appliance Direct to purchase stores it leased from us, (ii) eliminated the right of Appliance Direct to terminate certain leases in the future and (iii) eliminated the obligation of Appliance Direct to lease 22 properties from us. The terms of the 15 leases and one sublease under which we lease property to Appliance Direct remain in full force except as modified by the Amendments. We have substantially completed our exit of the retail business as of July 31, 2009.

          We currently have invested approximately $114 million in ethanol production entities and have interests in four ethanol entities, two of which we have majority ownership. We have no definitive plans, but will continue to consider additional investments in the alternative energy segment.

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

Business Segment Results

          Beginning in the second quarter of fiscal year 2009, we realigned our reportable business segments to be consistent with changes to our management structure and reporting. We now have three segments: alternative energy, real estate and consumer electronics and appliance retailing (“retail”). The real estate segment was formerly included in the retail segment. For stores and warehouses closed for which we have a retained interest in the related real estate, operations are now presented in the real estate segment when retail operations cease.

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

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Net sales and revenue:
Alternative energy	$16,810	$24,857	$30,927	$26,024
Real estate	353	96	486	185
Retail	4,314	17,150	15,513	35,009

Total net sales and revenues	$21,477	$42,103	$46,926	$61,218

Segment gross profit (loss):
Alternative energy	$1,209	$634	$1,441	$690
Real estate	(163)	91	(234)	178
Retail	2,519	5,949	6,203	11,968

Total gross profit	$3,565	$6,674	$7,410	$12,836

Segment profit (loss):
Alternative energy	$(551)	$983	$(2,367)	$1,406
Real estate	(214)	33	(285)	95
Retail	2,185	539	2,453	893
Corporate expense	(430)	(582)	(787)	(1,096)
Interest expense	(52)	(93)	(253)	(221)
Investment income	73	478	180	1,140
Income from synthetic fuel investments	—	—	—	670

Income (loss) from continuing operations before income taxes	$1,011	$1,358	$(1,059)	$2,887

Alternative Energy

          The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income or loss related to those investments and certain administrative expenses. One Earth began limited production operations late in the second quarter of fiscal year 2009. We expect One Earth to be fully operational in the third quarter of fiscal year 2009. On July 21, 2009, One Earth obtained nameplate certification from ICM, Inc (the designer of One Earth’s ethanol plant.). One Earth had no revenue during the quarter or six months ended June 30, 2009.

          Net sales and revenue for the second quarter of fiscal year 2009 decreased $8.1 million to $16.8 million, primarily a result of lower selling prices of ethanol in the current year compared to the prior year. In addition, sales of dried distiller grains decreased $1.0 million, primarily a result of lower quantities produced during the period. Gross profit from these sales was approximately $1.2 million during the second quarter of fiscal year 2009 compared to $0.6 million during the second quarter of fiscal year 2008. Gross profit improved as a result of an improved spread between ethanol and grain prices compared to the prior year.

          Net sales and revenue for the first six months of fiscal year 2009 were $30.9 million compared to $26.0 million for the first six months of fiscal year 2008. The increase in sales is primarily a result of the current year results reflecting a full six months of production at Levelland Hockley. Levelland Hockley began operations late in the first quarter of fiscal year 2008. Gross profit from these sales was approximately $1.4 million during the first six months of fiscal year 2009 compared to $0.7 during the first six months of fiscal year 2008. Gross profit improved as a result of an improved spread between ethanol and grain prices compared to the prior year.

          The following table summarizes sales from Levelland Hockley by product group (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Ethanol	$13,344	$20,713	$23,776	$21,590
Dried distiller grains	1,580	2,592	3,160	2,703
Wet distiller grains	1,752	1,520	3,690	1,699
Other	134	32	301	32

Total	$16,810	$24,857	$30,927	$26,024

          The following table summarizes operating data from Levelland Hockley and One Earth:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Average selling price per gallon of ethanol	$1.62	$2.32	$1.59	$2.31
Average selling price per ton of dried distiller grains	$159.00	$182.00	$160.00	$182.00
Average selling price per ton of wet distiller grains	$54.00	$48.00	$51.00	$48.00
Average cost per bushel of grain	$3.38	$5.78	$3.56	$5.78
Average cost of natural gas (per mmbtu)	$4.71	$10.52	$5.36	$10.36

          Segment loss was $0.6 million in the second quarter of fiscal year 2009 compared to segment profit of $1.0 million in the second quarter of fiscal year 2008. The decrease in segment performance was primarily related to losses on derivative financial instruments of $0.1 million during the second quarter of fiscal year 2009 compared to gains of $1.0 million during the second quarter of fiscal year 2008. Income from equity method investments declined from $0.9 million in the second quarter of fiscal year 2008 to $0.2 million in the second quarter of fiscal year 2009. This decline is primarily a result of lower operating profits at Big River. Selling, general and administrative expenses in the second quarter of fiscal year 2009 increased $0.5 million compared to the second quarter of fiscal year 2008, reflecting the start up efforts of One Earth Energy in the second quarter of fiscal year 2009. These negative results were partially offset by the increase in gross profit discussed above.

          Segment loss was $2.4 million in the first six months of fiscal year 2009 compared to segment profit of $1.4 million in the first six months of fiscal year 2008. The decrease in segment performance was primarily related to losses on derivative financial instruments of $0.7 million during the first six months of fiscal year 2009 compared to gains of $1.4 million during the first six months of fiscal year 2008. Income from equity method investments declined from $1.9 million in the first six months of fiscal year 2008 to a loss of $0.1 million in the first six months of fiscal year 2009. These negative results were partially offset by the increase in gross profit discussed above.

Real Estate

          The real estate segment includes all owned and sub leased real estate including those previously used as retail store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At July 31, 2009, we had lease or sub-lease agreements, as landlord, for all or parts of 24 properties, including 18 stores leased to subsidiaries of Appliance Direct, a third party appliance retail chain. We own 20 of these properties and are the tenant/sub landlord for four of the properties. At July 31, 2009 Appliance Direct leased and occupied 15 of the owned properties and three of the sub leased properties. We have 25 owned properties, including two former distribution centers, that are vacant at July 31, 2009. We are marketing these vacant properties to lease or sell.

          Net sales and revenue for the second quarter of fiscal year 2009 increased to approximately $0.4 million from approximately $0.1 million for the second quarter of fiscal year 2008, primarily a result of 15 properties leased to Appliance Direct in fiscal year 2009 that were utilized in our retail segment in fiscal year 2008. Gross loss from these sales was approximately $0.2 million during the second quarter of fiscal year 2009 compared to gross profit of approximately $0.1 million during the second quarter of fiscal year 2008. Gross profit declined as a result of expenses associated with vacant properties. The increase in vacant properties is a result of the agreement we reached with Appliance Direct during the second quarter of fiscal year 2009, which relieved Appliance Direct of their obligation to lease 22 properties from us.

          Segment loss was approximately $0.2 million for the second quarter of fiscal year 2009 compared to segment profit of approximately $0.03 million for the second quarter of fiscal year 2008. The decline in segment profit is primarily a result of the lower gross profit in the current year discussed above.

          Net sales and revenue for the first six months of fiscal year 2009 were approximately $0.5 million compared to approximately $0.2 million for the first six months of fiscal year 2008. The increase in revenues is primarily a result of 15 properties leased to Appliance Direct in fiscal year 2009 that were utilized in our retail segment in fiscal year 2008. Gross loss from these sales was approximately $0.2 million during the first six months of fiscal year

2009 compared to gross profit of approximately $0.2 during the first six months of fiscal year 2008. Gross profit declined as a result of expenses associated with vacant properties. The increase in vacant properties is a result of the agreement we reached with Appliance Direct during the second quarter of fiscal year 2009, which relieved Appliance Direct of their obligation to lease 22 properties from us.

Retail

          The retail segment includes all of our store and distribution center operations and certain administrative expenses. It excludes results from discontinued operations. We have substantially exited the retail business as of July 31, 2009. We expect ongoing results from the retail segment to include revenue and expense associated with our extended warranty operations.

          Net sales and revenue for the second quarter of fiscal year 2009 decreased to approximately $4.3 million from approximately $17.2 million, primarily a result of the winding down of our retail business. Gross profit was approximately $2.5 million in the second quarter of fiscal year 2009 compared to approximately $5.9 million in the second quarter of fiscal year 2008. The decrease in gross profit is primarily attributable to the decline in retail sales. However, gross profit margin as a percentage of sales increased in the second quarter of fiscal year 2009 as gross profit from extended service plans was a higher percentage of retail gross profit in the current year compared to the prior year.

          Retail segment profit increased approximately $1.7 million to approximately $2.2 million in the second quarter of fiscal year 2009 from approximately $0.5 million in the second quarter of fiscal year 2008. The increase in segment profit was primarily related to lower selling, general and administrative expenses of approximately $5.1 million. This decrease is primarily a result of cost reductions in fiscal year 2009 associated with the wind down of our retail business. In addition, adjustments to severance and other costs associated with the Appliance Direct transaction resulted in approximately $1.2 million of lower expense. These items were partially offset by lower gross profit of approximately $3.4 million, discussed above.

          Net sales and revenue for the first six months of fiscal year 2009 decreased to approximately $15.5 million from approximately $35.0 million, primarily a result of the winding down of our retail business. Gross profit was approximately $6.2 million in the first six months of fiscal year 2009 compared to approximately $12.0 million in the first six months of fiscal year 2008. The decrease in gross profit is primarily attributable to the decline in retail sales. However, gross profit margin as a percentage of sales increased in the second quarter of fiscal year 2009 as gross profit from extended service plans was a higher percentage of retail gross profit in the current year compared to the prior year.

          Retail segment profit increased approximately $1.6 million to $2.5 million in the first six months of fiscal year 2009 from $0.9 million in the first six months of fiscal year 2008. The increase in segment profit was primarily related to lower selling, general and administrative expenses of approximately $7.4 million. This decrease is primarily a result of cost reductions in fiscal year 2009 associated with the wind down of our retail business. In addition, adjustments to severance and other costs associated with the Appliance Direct transaction resulted in approximately $1.2 million of lower expense. These items were partially offset by lower gross profit of approximately $5.8 million, discussed above.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the alternative energy, real estate or retail segments and income from synthetic fuel investments.

          Selling, general and administrative expenses were $0.4 million in the second quarter of fiscal year 2009, compared to $0.6 million in the second quarter of fiscal year 2008. The decrease in expenses was primarily related to lower professional fee expense as we have incurred lower legal and accounting expenses during the current year.

          Investment income was $0.1 million in the second quarter of fiscal year 2009 compared to $0.5 million in the second quarter of fiscal year 2008. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year.

          Selling, general and administrative expenses were $0.8 million in the first six months of fiscal year 2009, compared to $1.1 million in the first six months of fiscal year 2008. The decrease in expenses was primarily related to lower professional fee expense as we have incurred lower legal and accounting expenses during the current year.

          Investment income was $0.2 million in the first six months of fiscal year 2009 compared to $1.1 million in the first six months of fiscal year 2008. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year.

          Income from synthetic fuel investments declined $0.7 million in the six months of fiscal year 2009 compared to the first six months of fiscal year 2008. Prior year income represents the estimated final settlements for Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007.

Comparison of Three Months and Six Months Ended July 31, 2009 and 2008

          Net sales and revenue in the quarter ended July 31, 2009 were $21.5 million compared to $42.1 million in the prior year’s second quarter, representing a decrease of $20.6 million or 48.9%. Net sales and revenue do not include merchandise sales from stores classified in discontinued operations.

          The decrease was primarily caused by lower sales at retail stores of $12.8 million in the second quarter of fiscal year 2009 compared to fiscal year 2008. The decline in retail store sales is primarily attributable to the wind down of our retail business. In addition, sales from our alternative energy segment decreased $8.1 million, primarily a result of lower selling prices of ethanol in the current year compared to the prior year.

          Net sales and revenue for the first six months of fiscal year 2009 were $46.9 million compared to $61.2 million for the first six months of fiscal year 2008. This represents a decrease of $14.3 million or 23.4%. This decrease was primarily caused by lower sales at retail stores of $19.5 million as we substantially completed the wind down of our retail business during the first six months of fiscal year 2009. This negative trend was partially offset by increased sales from our alternative energy segment of $4.9 million for the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008. The sales increase primarily results from Levelland Hockley being in production all of fiscal year 2009. Levelland Hockley began production operations late in the first quarter of fiscal year 2008.

          We closed our remaining retail store locations during the first six months of fiscal year 2009 as we substantially completed the wind down of our retail operations.

          Gross profit in the second quarter of fiscal year 2009 was $3.6 million (16.6% of net sales and revenue) compared to $6.7 million (15.9% of net sales and revenue) recorded in the second quarter of fiscal year 2008. This represents a decrease of $3.1 million or 46.3%. Gross profit for the second quarter of fiscal year 2009 was negatively impacted by lower sales related to the wind down of our retail business. In addition, low margins from our real estate segment contributed to the decline in gross profit as we had a gross loss in the real estate segment of $0.2 million primarily a result of having more vacant properties in fiscal year 2009 compared to fiscal year 2008. These negative trends were partially offset by increased gross profit from our alternative energy segment, reflecting an improved spread between ethanol and grain prices.

          Gross profit for the first six months of fiscal year 2009 was $7.4 million (15.8% of net sales and revenue) compared to $12.8 million (21.0% of net sales and revenue) for the first six months of fiscal year 2008. Gross profit for the six months ended July 31, 2009 from our alternative energy segment was 4.7% of segment sales compared to 2.7% for the six months ended July 31, 2008. The spread between ethanol and grain prices has improved during fiscal year 2009, resulting in a higher gross profit percentage of sales. Gross loss for the six months ended July 31, 2009 from our real estate segment was 48.1% of segment sales compared to gross profit of 96.2% of segment sales for the six months ended July 31, 2008. The decline in gross profit percentage is primarily a result of more vacant stores in fiscal year 2009 compared to fiscal year 2008. Gross profit for the six months ended July 31, 2009, from our retail segment was 40.0% of retail segment sales compared to 34.2% for the six months ended July 31, 2008. The increase in gross profit percentage of sales results primarily from gross profit related to extended service plans being a higher percentage of retail gross profit in the current year compared to the prior year. Warranty repair costs increased during fiscal year 2009 over fiscal year 2008, primarily as a result of lower levels of vendor support in fiscal year 2009.

          Selling, general and administrative expenses for the second quarter of fiscal year 2009 were $1.9 million (8.9% of net sales and revenue), a decrease of $4.8 million or 71.6% from $6.7 million (15.9% of net sales and revenue) for the second quarter of fiscal year 2008. Selling, general and administrative expenses were $6.3 million (13.4% of net sales and revenue) for the first six months of fiscal year 2009 representing a decrease of $8.0 million or 55.9% from $14.3 million (23.4% of net sales and revenue) for the first six months of fiscal year 2008. The decrease in expenses was primarily a result of lower retail payroll expenses of $4.3 million, lower retail advertising expense of

$1.3 million and lower retail occupancy related expenses of $0.4 million. All of these expense declines are a result of the wind down of our retail business.

          Investment income was $114,000 and $519,000 for the second quarter of fiscal years 2009 and 2008, respectively. Investment income was $259,000 and $1,374,000 for the first six months of fiscal years 2009 and 2008, respectively. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year.

          Interest expense was $811,000 for the second quarter of fiscal year 2009 consistent with the $890,000 for the second quarter of fiscal year 2008. Interest expense was $1,604,000 for the first six months of fiscal year 2009 compared to $1,003,000 for the first six months of fiscal year 2008. Interest expense for the first six months of fiscal year 2009 has increased, primarily due to no longer capitalizing interest on the Levelland Hockley and One Earth credit facilities subsequent to the commencement of operations at the plants.

          We paid off approximately $8.0 million of mortgage debt prior to its scheduled maturity. As a result, we incurred prepayment penalties and the write off of prepaid loan fees totaling approximately $100,000 during the first six months of fiscal year 2009.

          On April 30, 2007, we completed a transaction for the sale of 86 of our current and former store locations to Klac for $74.5 million in cash, before selling expenses. We also entered into agreements to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010, with renewal options for up to 15 additional years. The leases on 28 of the properties contained early termination clauses and have been terminated as of July 31, 2009. We also entered into license agreements with Klac for 15 of the properties that allowed us to occupy the properties for up to 90 days rent free. Upon the expiration of the license period, we vacated the 15 properties.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $1.4 million and $0.4 million was recognized in the second quarter of fiscal years 2009 and 2008, respectively. During the first six months of fiscal years 2009 and 2008, we recognized $3.9 million and $0.7 million, respectively of the gain. As a result of the wind down of our retail business, the term the deferred gain was being amortized over has been shortened. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains and losses recognized during the second quarter and first six months of fiscal years 2009 and 2008 (amounts in thousands):

	Three Months Ended		Six Months Ended
Classification of Gain	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

Discontinued Operations	$1,359	$409	$3,933	$745

          During the second quarter of fiscal years 2009 and 2008, we recognized income of approximately $184,000 and $874,000 from our equity investments in Big River and Patriot, respectively. During the first six months of fiscal years 2009 and 2008, we recognized (loss) income of approximately $(77,000) and $1,922,000 from our equity investments in Big River and Patriot, respectively.

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

          We also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the first six months of fiscal years 2009 or 2008.

          We recognized losses of $108,000 during the second quarter of fiscal year 2009, related to forward starting interest rate swap agreements that Levelland Hockley and One Earth entered into during fiscal year 2007. Levelland Hockley’s loss was $95,000 and One Earth’s loss was $13,000. We recognized gains of $960,000 during the second quarter of fiscal year 2008, related to the swaps. Levelland Hockley’s gain was $192,000 and One Earth’s gain was $768,000. We recognized losses of $665,000 during the first six months of fiscal year 2009, related to the swaps. Levelland Hockley’s loss was $413,000 and One Earth’s loss was $252,000. We recognized gains of $1,428,000 during the first six months of fiscal year 2008, related to the swaps. Levelland Hockley’s gain was $353,000 and One Earth’s gain was $1,075,000.

          Our effective tax rate was 56.3% and 29.4% for the second quarter of fiscal years 2009 and 2008, respectively. The increase is primarily a result of an increase in the reserve for uncertain tax positions during fiscal year 2009. Our effective tax rate for the first six months of fiscal year 2009 was 2.3% compared to 26.4% for the first six months of fiscal year 2008. The fluctuation in the year to date effective tax rate is primarily a result of not recognizing a tax provision or benefit on the loss attributable to the noncontrolling interests in our consolidated ethanol subsidiaries.

          During the quarter and six months ended July 31, 2009 we closed 29 and 53 retail stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other retail store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $52,000 for the second quarter of fiscal year 2009 compared to income of $86,000 for the second quarter of fiscal year 2008. We had a loss from discontinued operations, net of tax benefit, of $800,000 for the first six months of fiscal year 2009 compared to income of $224,000 for the first six months of fiscal year 2008.

          One property classified as discontinued operations was sold during the second quarter of fiscal year 2009, resulting in a gain, net of tax expense of $0.3 million. Two properties classified as discontinued operations were sold or abandoned during the first six months of fiscal year 2009, resulting in a gain, net of tax expense of $0.1 million. These gains are consistent with those recognized in the prior year.

          Noncontrolling interest loss (income) of $196,000 and $(36,000) for the quarters ended July 31, 2009 and 2008, respectively and $817,000 and $187,000 for the six months ended July 31, 2009 and 2008, respectively, represents the owners’ (other than REX) share of the income or loss of Levelland Hockley and One Earth.

          As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2009 was $0.8 million, a decrease of $0.4 million from $1.2 million for the second quarter of fiscal year 2008. Net loss attributable to REX common shareholders for the first six months of fiscal year 2009 was $0.9 million, a decrease of $3.6 million from net income of $2.7 million for the first six months of fiscal year 2008.

Liquidity and Capital Resources

          Net cash used in operating activities was approximately $3.8 million for the first six months of fiscal year 2009, compared to $3.7 million for the first six months of fiscal year 2008. For the first six months of fiscal year 2009, cash was used by net loss of $1.7 million, non-cash items of $8.4 million, which consisted of depreciation and amortization, loss from equity method investments, deferred income, unrealized gains on derivative financial instruments, other items and the deferred income tax provision. In addition, inventory and accounts receivable provided cash of $16.5 million and $2.1 million, respectively, primarily a result of the wind down of our retail business. The primary use of cash was a decrease in accounts payable of $12.3 million as we finalized several outstanding retail vendor accounts associated with the wind down of our retail business. Other liabilities decreased $1.0 million as we paid certain payroll and other accrued expenses in connection with the wind down of our retail business

          Net cash used in operating activities was approximately $3.7 million for the first six months of fiscal year 2008. For the first six months of fiscal year 2008, cash was provided by net income of $2.5 million, adjusted for the impact of $0.7 million for gains on our installment sales of the limited partnership interests, the gain on the disposal of real estate and property and equipment of $0.2 million and non-cash items of $4.5 million, which consisted of depreciation and amortization, income from equity method investments, deferred income, unrealized gains on derivative financial instruments, other items and the deferred income tax provision. In addition, accounts payable provided cash of $18.0 million, primarily a result of changes in inventory levels and extended terms from certain vendors in our retail segment and Levelland Hockley commencing operations in the current fiscal year. The increase in inventory of $9.5 million was primarily due to seasonal fluctuations in our retail segment and Levelland Hockley commencing operations in the current fiscal year. The primary use of cash was a decrease in other liabilities of $10.0 million; primarily a result of payments related to synthetic fuel obligations, incentive compensation and other payroll and sales tax payments being made in the first quarter of fiscal year 2008.

          At July 31, 2009, working capital was $79.7 million compared to $84.4 million at January 31, 2009. This decrease is primarily a result of treasury stock purchases. The ratio of current assets to current liabilities was 3.3 to 1 and 2.5 to 1 at July 31, 2009 and January 31, 2009, respectively.

          Cash of $32.0 million was used in investing activities for the first six months of fiscal year 2009, compared to cash used of $62.1 million for the first six months of fiscal year 2008. During the first six months of fiscal year 2009, we received proceeds of $1.0 million from the sale of real estate and property and equipment. We had capital expenditures of approximately $31.9 million during the first six months of fiscal year 2009, primarily related to construction at the One Earth ethanol plant. We deposited approximately $1.0 million into a restricted account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing.

          Cash of $62.1 million was used in investing activities for the first six months of fiscal year 2008. During the first six months of fiscal year 2008, we received proceeds of $1.2 million from the installment sales of our ownership interests in synthetic fuel entities and $1.1 million from the sale of real estate and property and equipment. We had capital expenditures of approximately $61.7 million during the first six months of fiscal year 2008, primarily related to construction at the Levelland Hockley and One Earth ethanol plants. We deposited $2.8 million in escrow accounts (restricted cash) in connection with the final draw on Levelland Hockley’s construction loan.

          Cash provided by financing activities totaled approximately $27.9 million for the first six months of fiscal year 2009 compared to cash provided of $17.7 million for the first six months of fiscal year 2008. Cash of approximately $10.8 million was used to repay debt and capital lease obligations. Cash was provided by debt borrowings of $41.2 million on One Earth’s construction loan and stock option activity of $0.8 million. Cash of approximately $2.5 million was also used to acquire 281,000 shares of our common stock. As of July 31, 2009, we had approximately 299,000 authorized shares remaining available for purchase under the stock buy-back program

          Cash provided by financing activities totaled approximately $17.7 million for the first six months of fiscal year 2008. Cash of approximately $2.2 million was used to repay debt and capital lease obligations. Cash was provided by new debt borrowings at Levelland Hockley and One Earth of $28.7 million. Cash of approximately $9.1 million was also used to acquire 706,000 shares of our common stock. As of July 31, 2008, we had approximately 9,000 authorized shares remaining available for purchase under the stock buy-back program. Subsequent to the end of the second quarter of fiscal year 2008, our board of directors authorized us to repurchase an additional 500,000 shares of our common stock.

          One Earth began limited production operations late in the second quarter of fiscal year 2009. We expect One Earth to be fully operational in the third quarter of fiscal year 2009. In connection with becoming fully operational, One Earth will expend funds for initial inventories, supplies and other items. We believe One Earth has sufficient working capital and credit availability to fund these commitments and the initial steps necessary to become fully operational.

          We plan to seek and evaluate various investment opportunities including energy related, agricultural and real estate. We can make no assurances that we will be successful in our efforts to find such opportunities.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the uncertainty of constructing ethanol plants on time and on budget, the impact of legislative changes, the price volatility and availability of corn, sorghum dried distiller grains, ethanol, gasoline and natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war, changes in real estate market conditions, the fluctuating amount of income received from the Company’s synthetic fuel investments and the impact of Internal Revenue Service audits. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-09097).

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

          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the implementation of controls at One Earth related to production commencing in the second quarter of fiscal year 2009.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          Levelland Hockley entered into a lease agreement with Layne Christensen Company (“Layne”) for certain water treatment equipment for its ethanol plant. Levelland Hockley filed a lawsuit, as amended, against Layne in the District Court, Hockley County, Texas on April 30, 2008, generally alleging that Layne was negligent in its design and construction of the water treatment facility and breached its various process guaranties and warranties. Layne and Levelland Hockley agreed to settle this litigation and the parties are currently negotiating a written settlement agreement. The litigation has been suspended until at least late September, 2009 in order to provide the parties adequate time to finalize a settlement agreement.

Item 1A.  Risk Factors

             During the quarter ended July 31, 2009, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 1-31, 2009	96,900	$10.73	96,900	327,885
June 1-30, 2009	20,208	$9.90	20,208	307,677
July 1-31, 2009	8,834	$9.81	8,834	298,843

Total	125,942	$10.53	125,942	298,843

(1)

On February 20, 2009, we announced our Board of Directors had authorized the repurchase of up to an additional 500,000 shares from time to time in private or market transactions at prevailing market prices. At July 31, 2009, a total of 298,843 shares remained available to purchase under this authorization.

Item 6.   Exhibits.

             The following exhibits are filed with this report:

4(a)

Seventh Amendment to Construction and Term Loan Agreement dated as of September 4, 2009 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc., as Administrative Agent.

31	Rule 13a-14(a)/led-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board (Chief Executive Officer)	September 9, 2009

(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer (Chief Financial Officer)	September 9, 2009

(Douglas L. Bruggeman)