Form 10-Q
period 2009-10-31
REX STORES CORP
filed 2009-12-03
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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
Yes ☐ No ☒

At the close of business on December 2, 2009 the registrant had 9,153,853 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	October 31, 2009	January 31, 2009	October 31, 2008
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$84,448	$91,991	$66,215
Restricted cash	1,025	—	1,318
Accounts receivable, net	9,261	4,197	4,643
Inventory, net	7,673	24,374	56,554
Refundable income taxes	4,703	7,790	2,501
Prepaid expenses and other	1,846	1,063	1,176
Deferred taxes, net	7,980	13,230	9,801

Total current assets	116,936	142,645	142,208
Property and equipment, net	253,153	235,454	221,967
Other assets	9,837	12,414	12,953
Deferred taxes, net	25,435	18,697	21,929
Investments	43,038	42,078	44,052

Total assets	$448,399	$451,288	$443,109

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations, alternative energy	$12,802	$5,898	$4,852
Current portion of long-term debt, other	369	1,576	1,541
Accounts payable, trade	9,474	25,167	38,539
Deferred income	8,813	13,510	14,140
Derivative financial instruments	2,796	1,996	507
Other current liabilities	6,492	10,122	6,208

Total current liabilities	40,746	58,269	65,787

Long-term liabilities:
Long-term debt and capital lease obligations, alternative energy	127,450	94,003	73,089
Long-term debt, other	2,686	9,936	11,428
Deferred income	7,929	17,263	18,136
Derivative financial instruments	3,746	4,032	1,359
Other	4,462	4,152	1,176

Total long-term liabilities	146,273	129,386	105,188

Equity:
REX shareholders’ equity:
Common stock	299	299	299
Paid-in capital	142,806	142,486	142,310
Retained earnings	283,713	282,332	287,711
Treasury stock	(190,255)	(186,057)	(183,845)
Accumulated other comprehensive income, net of tax	49	—	—

Total REX shareholders’ equity	236,612	239,060	246,475
Noncontrolling interests	24,768	24,573	25,659

Total equity	261,380	263,633	272,134

Total liabilities and equity	$448,399	$451,288	$443,109

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended October 31,		Nine Months Ended October 31,

	2009	2008	2009	2008

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$64,416	$39,171	$111,180	$99,642
Cost of sales (excluding retail segment depreciation)	56,556	35,499	96,408	83,336

Gross profit	7,860	3,672	14,772	16,306
Selling, general and administrative expenses	(2,581)	(7,578)	(8,355)	(21,746)
Investment income	92	363	356	1,732
Interest expense	(1,642)	(1,070)	(3,250)	(2,074)
Equity in income of unconsolidated ethanol affiliates	1,221	1,044	1,144	2,966
Gains on sales of real estate	—	2,279	—	2,279
Other income	766	12	666	682
(Losses) gains on derivative financial instruments, net	(899)	(947)	(1,561)	481

Income (loss) from continuing operations before provision/benefit for income taxes and discontinued operations	4,817	(2,225)	3,772	626
(Provision) benefit for income taxes	(1,510)	41	(1,450)	(701)

Income (loss) from continuing operations including noncontrolling interest	3,307	(2,184)	2,322	(75)
Loss from discontinued operations, net of tax	(22)	(344)	(873)	(103)
Gain on disposal of discontinued operations, net of tax	—	—	127	190

Net income (loss) including noncontrolling interest	3,285	(2,528)	1,576	12
Net (income) loss attributable to noncontrolling interest	(1,012)	1,878	(195)	2,070

Net income (loss) attributable to REX common shareholders	$2,273	$(650)	$1,381	$2,082

Weighted average shares outstanding – basic	9,161	9,937	9,229	10,389

Basic income (loss) per share from continuing operations attributable to REX common shareholders	$0.25	$(0.03)	$0.23	$0.19
Basic loss per share from discontinued operations attributable to REX common shareholders	—	(0.04)	(0.09)	(0.01)
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	—	—	0.01	0.02

Basic net income (loss) per share attributable to REX common shareholders	$0.25	$(0.07)	$0.15	$0.20

Weighted average shares outstanding – diluted	9,464	9,937	9,478	11,029

Diluted income (loss) per share from continuing operations attributable to REX common shareholders	$0.24	$(0.03)	$0.23	$0.18
Diluted loss per share from discontinued operations attributable to REX common shareholders	—	(0.04)	(0.09)	(0.01)
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	—	—	0.01	0.02

Diluted net income (loss) per share attributable to REX common shareholders	$0.24	$(0.07)	$0.15	$0.19

Amounts attributable to REX common shareholders:
Income (loss) from continuing operations, net of tax	$2,295	$(306)	$2,127	$1,995
(Loss) income from discontinued operations, net of tax	(22)	(344)	(746)	87

Net income (loss)	$2,273	$(650)	$1,381	$2,082

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2009, as reported	29,853	$299	20,471	$(186,057)	$142,486	$282,332	$—	$—	$239,060

Effects of adoption of new accounting standard for noncontrolling interest	—	—	—	—	—	—	—	24,573	24,573

Balance at January 31, 2009, as adjusted	29,853	299	20,471	(186,057)	142,486	282,332	—	24,573	263,633

Net income						1,381		195	1,576

Stock based compensation					234				234

Treasury stock acquired			535	(5,543)					(5,543)

Unrealized investment gains, net of income taxes of $32							49		49

Stock options exercised and related tax effects	—	—	(148)	1,345	86	—	—	—	1,431

Balance at October 31, 2009	29,853	$299	20,858	$(190,255)	$142,806	$283,713	$49	$24,768	$261,380

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2008, as reported	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$—	$256,591

Effects of adoption of new accounting standard for noncontrolling interest	—	—	—	—	—	—	27,729	27,729

Balance at January 31, 2008, as adjusted	29,813	298	19,094	(170,693)	141,357	285,629	27,729	284,320

Net income (loss)						2,082	(2,070)	12

Stock based compensation					967			967

Treasury stock acquired			1,332	(15,496)				(15,496)

Stock options exercised and related tax effects	40	1	(259)	2,344	(14)	—	—	2,331

Balance at October 31, 2008	29,853	$299	20,167	$(183,845)	$142,310	$287,711	$25,659	$272,134

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Nine Months Ended October 31,

	2009	2008

	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interest	$1,576	$12
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,489	2,551
Income from equity method investments	(1,144)	(2,966)
Income from synthetic fuel investments	—	(691)
Gain on disposal of real estate and property and equipment	(51)	(3,279)
Dividends received from equity method investees	—	400
Deferred income	(14,031)	(5,273)
Unrealized losses (gains) on derivative financial instruments	1,561	(481)
Other	248	2,439
Deferred income tax	(1,521)	798
Changes in assets and liabilities:
Accounts receivable	(5,064)	(2,766)
Inventory	16,701	(6,621)
Other assets	5,070	1,635
Accounts payable, trade	(6,208)	(1,490)
Other liabilities	(3,320)	(10,547)

Net cash provided by (used in) operating activities	306	(26,279)

Cash flows from investing activities:
Capital expenditures	(34,532)	(75,903)
Proceeds from sale of synthetic fuel investments	—	1,264
Proceeds from sale of real estate and property and equipment	1,002	6,379
Purchase of investments	(25)	—
Restricted cash	(1,025)	(1,318)
Restricted investments	184	(22)

Net cash used in investing activities	(34,396)	(69,600)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(12,080)	(4,425)
Proceeds from long-term debt	43,974	53,088
Stock options exercised	1,243	1,453
Treasury stock acquired	(5,543)	(15,496)
Realized losses on derivative financial instruments	(1,047)	(254)
Other	—	12

Net cash provided by financing activities	26,547	34,378

Net decrease in cash and cash equivalents	(7,543)	(61,501)
Cash and cash equivalents, beginning of period	91,991	127,716

Cash and cash equivalents, end of period	$84,448	$66,215

Non cash investing activities – Accrued capital expenditures	$—	$12,776

Non cash investing activities – Assets acquired by capital leases	$—	$2,922

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2009

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

          Reclassifications – Certain amounts have been reclassified to conform to current year presentation.

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, restructuring accruals, the fair value of financial instruments, reserves for inventory obsolescence and lower of cost or market calculations and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Revenue Recognition

          The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, generally upon shipment from the ethanol plants. Shipping and handling charges to ethanol customers are included in net sales and revenue.

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

Cost of Sales

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

Vendor Allowances and Advertising Costs

          Vendors often funded, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances were deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product was sold or expense incurred. All such allowances were used in the wind down of the Company’s retail business during fiscal year 2009. Advertising costs were expensed as incurred.

Selling, General and Administrative Expenses

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

Interest Cost

          Interest expense of $3,250,000 for the nine months ended October 31, 2009 is net of approximately $1,651,000 of interest capitalized. Interest expense of $2,074,000 for the nine months ended October 31, 2008 is net of approximately $736,000 of interest capitalized. Cash paid for interest for the nine months ended October 31, 2009 and 2008 was approximately $1,620,000 and $1,592,000, respectively.

Financial Instruments

          Forward grain purchase and ethanol and distiller grain sale contracts are accounted for as normal purchases and normal sales as permitted by the accounting standards because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

          The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to the accounting standards. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations.

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes in the first nine months of fiscal year 2009 and approximately $0.7 million for the nine months ended October 31, 2008.

          As of October 31, 2009, total unrecognized tax benefits were $4,171,000 and accrued penalties and interest were $291,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $165,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Restricted Cash

          The Company has approximately $1.0 million on deposit at October 31, 2009 in a restricted bank account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing. The cash is carried at cost plus accrued interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for net realizable value based upon commodity prices. The market value of inventory is often dependent upon changes in commodity prices. The components of inventory at October 31, 2009, January 31, 2009 and October 31, 2008 are as follows (amounts in thousands):

	October 31, 2009	January 31, 2009	October 31, 2008

Retail merchandise, net	$290	$22,318	$54,730
Ethanol related:
Ethanol and other finished goods, net	2,082	487	453
Work in process, net	1,535	341	533
Grain and other raw materials	3,766	1,228	838

Total	$7,673	$24,374	$56,554

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

          In accordance with the accounting standards, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable based on appraisals or an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset.

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

Accounting Changes

          On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the third quarter of fiscal year 2009.

          During December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted the provisions of this guidance as of the beginning of its 2009 fiscal year. This guidance is to be applied prospectively as of the beginning of 2009 except for the presentation and disclosure requirements which are to be applied retrospectively. The consolidated condensed financial statements conform to the presentation required under this guidance. Other than the change in presentation of noncontrolling interests, the adoption had no impact on the Company’s results of operations or financial position.

          In April 2009, the FASB issued new accounting standards that require disclosures about the fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. These accounting standards are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these accounting standards did not have a material impact on the Company’s condensed consolidated financial statements.

          In May 2009, the FASB issued a new accounting standard which clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. This accounting standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this accounting standard in the second quarter of fiscal year 2009. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements but does require the Company to disclose the date through which management had evaluated subsequent events.

Recently Issued Accounting Standards

          In June 2009, the FASB issued a new accounting standard addressing accounting for transfers of financial assets which amends the derecognition guidance in prior accounting standards. This accounting standard is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company has not determined the impact on its consolidated financial statements of adopting this standard.

          In June 2009, the FASB issued a new accounting standard which amends the consolidation guidance that applies to variable interest entities. This accounting standard is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company has not determined the impact on its consolidated financial statements of adopting this standard.

Note 3. Comprehensive Income

          Comprehensive income includes net income and unrealized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Net income (loss) attributable to REX common shareholders	$2,273	$(650)	$1,381	$2,082
Unrealized holding gains on available for sale securities, net	12	—	49	—

Total comprehensive income (loss)	$2,285	$(650)	$1,430	$2,082

Note 4. Sale and Leaseback Transaction and Other Leases

          On April 30, 2007, the Company completed a transaction for the sale of 86 of its former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010. All of the leases with Klac have been terminated as of October 31, 2009.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $3.9 million and $1.1 million was recognized in the first nine months of fiscal years 2009 and 2008, respectively. As a result of the wind down of the Company’s retail business, the term over which the deferred gain was being amortized has been shortened and is based upon the Company abandoning, or otherwise ceasing use of the leased property. See Note 13 for a discussion of restructuring related charges. The leases have been accounted for as operating leases. The following table summarizes the pre-tax gains recognized during the third quarter and first nine months of fiscal years 2009 and 2008 (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
Classification of Gain	2009	2008	2009	2008

Discontinued Operations	$—	$323	$3,933	$1,068

          At October 31, 2009, the Company has lease or sub-lease agreements, as landlord, for all or portions of eight properties. The Company owns seven of these properties and is the tenant/sub landlord for one of the properties. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31	Minimum Rentals

Remainder of January 31, 2010	$101
2011	923
2012	855
2013	817
2014	717
Thereafter	845

Total	$4,258

          Levelland Hockley leases certain real estate and equipment for its ethanol plant. The leases have been classified as capital leases. The following is a summary, at October 31, 2009, of the aggregate minimum future annual rental commitments for all capital leases (amounts in thousands):

Years Ended January 31	Minimum Rentals

Remainder of January 31, 2010	$142
2011	569
2012	569
2013	521
2014	393

Total minimum lease payments	2,194
Less amount representing interest	205

Present value of minimum capital lease payments	1,989
Less current maturities of capital lease obligations	467

Long term capital lease obligations	$1,522

Note 5. Fair Value

          Effective February 1, 2008, the Company adopted new accounting standards for fair value measurements, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The framework for measuring fair value uses three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents and derivative assets and liabilities at fair value.

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

          The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. There was no impact on the beginning balance of retained earnings as a result of adopting the new accounting standards because the Company held no financial instruments in which a gain or loss at inception was deferred. Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2009 (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$75,753	$—	$—	$75,753
Restricted investments	1,357	—	—	1,357
Debt securities	—	—	1,014	1,014

Total assets	$77,110	$—	$1,014	$78,124

Derivative liabilities	$—	$6,542	$—	$6,542

Total liabilities	$—	$6,542	$—	$6,542

Note 6. Property and Equipment

          The components of property and equipment at October 31, 2009, January 31, 2009 and October 31, 2008 are as follows (amounts in thousands):

	October 31, 2009	January 31, 2009	October 31, 2008

Land and improvements	$29,126	$24,073	$15,888
Buildings and improvements	61,500	40,987	42,669
Machinery, equipment and fixtures	185,748	70,408	71,348
Leasehold improvements	1,005	3,396	5,141
Construction in progress	160	121,333	113,201

	277,539	260,197	248,247
Less: accumulated depreciation	(24,386)	(24,743)	(26,280)

	$253,153	$235,454	$221,967

Note 7. Other Assets

          The components of other assets at October 31, 2009, January 31, 2009 and October 31, 2008 are as follows (amounts in thousands):

	October 31, 2009	January 31, 2009	October 31, 2008

Prepaid loan fees	$3,864	$4,515	$4,761
Prepaid commissions	5,092	7,563	7,896
Other	881	336	296

Total	$9,837	$12,414	$12,953

Note 8. Long Term Debt and Interest Rate Swaps

          During the first nine months of fiscal year 2009, the Company completed the payoff of 14 mortgage loans resulting in approximately $8.0 million of debt being paid off prior to the scheduled maturities of the loans. The Company recognized approximately $0.1 million of early debt termination costs in connection with the early payoff of these loans. The fair value of the Company’s long term debt was approximately $141.6 million at October 31, 2009. The Company utilizes a present value technique using its estimate of current market rates to estimate the fair value of its long term debt.

Levelland Hockley Subsidiary Level Debt

          During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments are due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.3% at October 31, 2009), adjusted monthly through the maturity date. Borrowings are secured by all of the assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX Stores Corporation or any of its other subsidiaries. As of October 31, 2009, approximately $38.2 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. On September 4, 2009, Levelland Hockley amended its loan agreement with GE to adjust certain covenants and to waive defaults occurring prior to July 1, 2009. Levelland Hockley is in compliance with all debt covenants as of October 31, 2009.

          Levelland Hockley entered into a forward interest rate swap with an initial notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap effectively fixed the variable interest rate of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commenced on May 31, 2008 and terminate on April 30, 2010. At October 31, 2009, the Company has recorded a liability of $0.8 million related to the fair value of the swap. The change in fair value was recorded in the Consolidated Condensed Statements of Operations.

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.3% -3.4%) at October 31, 2009. Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest.

          Borrowings are secured by all property of One Earth. This debt is recourse only to One Earth and not to REX Stores Corporation or any of its other subsidiaries. During the first nine months of fiscal year 2009, One Earth borrowed $44.0 million on this loan. As of September 30, 2009, approximately $100.0 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, working capital, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all applicable covenants at October 31, 2009. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as prepaid loan fees and are being amortized ratably over the term of the loan.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap effectively fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap effectively fixed the rate at 5.49%. At October 31, 2009, the Company recorded a liability of $5.7 million related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Condensed Statements of Operations.

Note 9. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at Levelland Hockley and One Earth by fixing the interest rate on a portion of the variable rate debt these entities have. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of October 31, 2009, the notional value of the Levelland Hockley and One Earth interest rate swaps were $37.5 million and $75.0 million, respectively. At October 31, 2009, the Company has recorded a liability of $6.5 million related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Condensed Statements of Operations. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at October 31, 2009 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$112,518	$6,542

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $899,000 and $947,000 in the third quarter of fiscal years 2009 and 2008, respectively. The Company reported losses of $1,561,000 and gains of $481,000 in the first nine months of fiscal years 2009 and 2008, respectively.

          In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements as normal purchases and normal sales pursuant to accounting standards.

          Levelland Hockley has forward purchase contracts for 558,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum through December 2009. The unrealized gain of such contracts was approximately $39,000 at September 30, 2009.

          One Earth has forward purchase contracts for 4,945,000 bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the corn through February 2010. The unrealized gain of such contracts was approximately $644,000 at September 30, 2009.

          Levelland Hockley has sales commitments for 53,600 tons of distiller grains. Levelland Hockley expects to deliver the distiller grains through December 2009. The unrealized loss of such contracts was approximately $118,000 at September 30, 2009.

          One Earth has sales commitments for 19.9 million gallons of ethanol and 54,400 tons of distiller grains. One Earth expects to deliver the ethanol and distiller grains through March 2010. The unrealized loss of such contracts was approximately $0.5 million at September 30, 2009.

Note 10. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options have been granted since fiscal year 2004.

          The total intrinsic value of options exercised during the nine months ended October 31, 2009 and 2008 was approximately $0.5 million and $2.2 million, respectively, resulting in tax deductions of approximately $0.2 million and $0.9 million, respectively. The following table summarizes options exercised and canceled or expired during the nine months ended October 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2009	2,715,001	$9.63
Exercised	(148,050)	$8.39
Forfeited	(69,280)	$12.24

Outstanding and exercisable at October 31, 2009	2,497,671	$9.63	2.0	$7,492

          At October 31, 2009, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for each period presented (in thousands, except per share amounts):

	Three Months Ended October 31, 2009			Nine Months Ended October 31, 2009

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$2,295	9,161	$0.25	$2,127	9,229	$0.23

Effect of stock options	—	303		—	249

Diluted income per share from continuing operations attributable to REX common shareholders	$2,295	9,464	$0.24	$2,127	9,478	$0.23

	Nine Months Ended October 31, 2008

	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$1,995	10,389	$0.19

Effect of stock options	—	640

Diluted income per share from continuing operations attributable to REX common shareholders	$1,995	11,029	$0.18

          As there was a loss from continuing operations for the three months ended October 31, 2008, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For the three months ended October 31, 2009, a total of 692,323 shares, and for the nine months ended October 31, 2009 and 2008, a total of 692,323 shares and 286,536 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 12. Investments

          The following tables summarize investments at October 31, 2009, January 31, 2009 and October 31, 2008 (amounts in thousands):

Debt Securities October 31, 2009

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$1,014	$933

Debt Securities January 31, 2009

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$933	$933

Debt Securities October 31, 2008

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

United States Treasury Bill	1.55%	12/11/2008	Held to Maturity	$1,571	$1,571

          Unrealized holding gains were $81,000 at October 31, 2009. There were no material realized or unrealized holding gains at January 31, 2009 or October 31, 2008.

          The Company has approximately $742,000 at October 31, 2009 and approximately $933,000 at January 31, 2009 and October 31, 2008 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 2.5%, 2.3% and 3.1% at October 31, 2009, January 31, 2009 and October 31, 2008, respectively. In addition to the deposit with the Florida Department of Financial Services, the Company has $1,357,000 at October 31, 2009 and $1,351,000 at January 31, 2009, invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. This investment earned 0.01% at October 31, 2009 and 1.3% at January 31, 2009.

          The following table summarizes equity method investments at October 31, 2009, January 31, 2009 and October 31, 2008 (amounts in thousands):

Equity Method Investments October 31, 2009

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$24,563	$20,025
Patriot Renewable Fuels, LLC	23%	15,362	16,000

Total Equity Method Investments		$39,925	$36,025

Equity Method Investments January 31, 2009

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$23,850	$20,000
Patriot Renewable Fuels, LLC	23%	15,011	16,000

Total Equity Method Investments		$38,861	$36,000

Equity Method Investments October 31, 2008

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$25,357	$20,000
Patriot Renewable Fuels, LLC	23%	16,192	16,000

Total Equity Method Investments		$41,549	$36,000

          During the third quarter of fiscal years 2009 and 2008, the Company recorded income of $514,000 and $1,598,000, respectively as its share of earnings from Big River. During the first nine months of fiscal years 2009 and 2008, the Company recorded income of $688,000 and $3,405,000, respectively as its share of earnings from Big River.

          During the third quarter of fiscal years 2009 and 2008, the Company recorded income of $707,000 and a loss of $554,000, respectively as its share of earnings from Patriot. During the first nine months of fiscal years 2009 and 2008, the Company recorded income of $456,000 and a loss of $439,000, respectively as its share of earnings or loss from Patriot. Undistributed earnings of equity method investees totaled approximately $4.5 million at October 31, 2009, $3.8 million at January 31, 2009 and $5.0 million at October 31, 2008.

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

          On July 31, 2009, the Company entered into a Third Amendment to Agreement and a Second Global Amendment to Multiple Leases (together, the “Amendments”) with Appliance Direct. The Amendments (i) eliminated the right of Appliance Direct to purchase stores it leased from the Company (ii) eliminated the right of Appliance Direct to terminate certain leases in the future and (iii) eliminated the obligation of Appliance Direct to lease 22 properties from the Company. The terms of the 15 leases and one sub-lease under which the Company leased property to Appliance Direct remained in full force except as modified by the Amendments. As a result of these

Amendments, the Company reduced the accruals for employee severance and bonus costs by approximately $0.7 million, for investment banker fees by approximately $0.3 million and for the ESP Credit by approximately $0.3 million during the second quarter of fiscal year 2009.

          On September 30, 2009, the Company entered into a letter agreement with Appliance Direct pursuant to which (i) Appliance Direct agreed to vacate all properties leased from the Company and turn over possession of the leased premises to the Company and (ii) the Company and Appliance Direct agreed to release and discharge each other from all claims or causes of action whatsoever.

          The Company substantially completed its exit of the retail business as of July 31, 2009. During the first nine months of fiscal year 2009, the Company recorded additional restructuring charges of approximately $1.7 million. The following is a summary of restructuring charges and payments for the nine months ended October 31, 2009 (in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Investment Banker Fees	ESP Credit	Total Restructuring Accrual

Balance, January 31, 2009	$2,839	$—	$834	$498	$4,171
Restructuring charges	—	1,460	—	—	1,460
Payment of restructuring liabilities	(436)	(409)	—	—	(845)

Balance, April 30, 2009	2,403	1,051	834	498	4,786
Restructuring charges	28	1,492	—	—	1,520
Reversal of restructuring charges	(706)	—	(325)	(287)	(1,318)
Payment of restructuring liabilities	(838)	(975)	—	(211)	(2,024)

Balance, July 31, 2009	887	1,568	509	—	2,964
Restructuring charges	57	—	—	—	57
Reversal of restructuring charges	—	(41)	—	—	(41)
Payment of restructuring liabilities	(422)	(967)	(509)	—	(1,898)

Balance, October 31, 2009	$522	$560	$—	$—	$1,082

Note 14. Income Taxes

          The effective tax rate on consolidated pre-tax loss or income from continuing operations was 38.4% for the nine months ended October 31, 2009, 30.5% for the year ended January 31, 2009 and 112.0% for the nine months ended October 31, 2008. An adjustment for recognizing uncertain tax positions of 3.2% is reflected in the effective rate for the nine months ended October 31, 2009 compared to a benefit of 35.0% for the nine months ended October 31, 2008. The provision for state taxes is approximately 3.9% for the nine months ended October 31, 2009 and 5.0% for the nine months ended October 31, 2008. The effective tax rate was decreased by approximately 1.6% in the first nine months of fiscal year 2009 from the income of pass-through entities (Levelland Hockley and One Earth) that is allocated to non-controlling interests. The effective tax was increased by approximately 138.8% in the first nine months of fiscal year 2008 from the loss of pass-through entities that is allocated to non-controlling interests.

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

Unrecognized tax benefits, February 1, 2009	$4,160
Changes for tax positions for prior years, net	302
Changes for current year tax positions	—

Unrecognized tax benefits, October 31, 2009	$4,462

Note 15. Discontinued Operations

          During the first nine months of fiscal year 2009, the Company closed 53 retail stores in which the Company vacated the market or will not have a further continuing involvement with the related property. These stores and certain other retail stores closed in previous periods were classified as discontinued operations for all periods presented. Below is a table reflecting certain items of the Consolidated Condensed Statements of Operations that were reclassified as discontinued operations for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,

	2009	2008	2009	2008

	(In Thousands)
Net sales and revenue	$—	$25,515	$14,398	$80,357
Cost of sales	2	19,595	13,225	60,310
Loss before income taxes	(32)	(556)	(1,317)	(173)
Benefit for income taxes	10	212	444	70
Gain on disposal	—	—	194	305
Provision for income taxes	—	—	(67)	(115)
Net (loss) income	$(22)	$(344)	$(746)	$87

Note 16. Commitments and Contingencies

          During the second quarter of fiscal year 2009, Levelland Hockley entered into an agreement to construct certain improvements at its water treatment facility. The total cost of the agreement is expected to be approximately $600,000, of which $235,000 has been paid as of October 31, 2009.

          The Company is involved in various legal matters arising in the normal course of business. The Company does not expect the results of these proceedings to have a material adverse effect on its consolidated financial position, liquidity or results of operations.

Note 17. Segment Reporting

          Beginning in the second quarter of fiscal year 2009, the Company has realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company now has three segments: alternative energy, real estate and retail. The real estate segment was formerly included in the retail segment and prior year amounts have been reclassified to conform to the current year segment reporting presentation. For stores and warehouses closed for which the Company has a retained interest in the related real estate, operations are presented in the real estate segment when retail operations cease.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Net sales and revenue:
Alternative energy	$61,368	$22,444	$92,296	$48,468
Real estate	341	83	827	270
Retail	2,707	16,644	18,057	50,904

Total net sales and revenues	$64,416	$39,171	$111,180	$99,642

Segment gross profit (loss):
Alternative energy	$5,790	$(2,443)	$6,740	$(1,753)
Real estate	(117)	77	(351)	252
Retail	2,187	6,038	8,383	17,807

Total gross profit	$7,860	$3,672	$14,772	$16,306

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Segment profit (loss):
Alternative energy	$4,569	$(4,957)	$2,222	$(3,527)
Real estate	(187)	25	(462)	95
Retail	843	2,936	3,142	3,331
Corporate expense	(430)	(484)	(1,046)	(1,113)
Interest expense	(60)	(111)	(314)	(332)
Investment income	82	345	230	1,481
Income from synthetic fuel investments	—	21	—	691

Income (loss) from continuing operations before income taxes	$4,817	$(2,225)	$3,772	$626

	October 31, 2009	January 31, 2009	October 31, 2008

Assets:
Alternative energy	$289,662	$249,422	$233,941
Real estate	36,416	35,523	35,969
Retail	7,863	44,914	76,114
Corporate	114,458	121,429	97,085

Total assets	$448,399	$451,288	$443,109

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Sales of products alternative energy segment:
Ethanol	84%	84%	81%	83%
Dried distiller grains	12%	9%	12%	10%
Wet distiller grains	4%	7%	7%	7%

Total	100%	100%	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%	100%	100%

Sales of products retail segment:
Televisions	—%	45%	32%	45%
Appliances	—%	26%	28%	28%
Audio	—%	6%	2%	5%
Video	—%	2%	1%	2%
Other	—%	2%	3%	1%

Total	—%	81%	66%	81%

Sales of services retail segment:
Extended service contracts	100%	19%	34%	19%

Total retail segment sales	100%	100%	100%	100%

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

          Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. The Company expects cash of approximately $8.7 million held by Levelland Hockley and One Earth to be used to provide working capital for those entities.

Note 18. Subsequent Events

          On December 1, 2009, the Company’s Board of Directors increased the authorized number of shares that can be repurchased by 500,000 shares.

          The company evaluated all subsequent event activity through December 3, 2009 (the issue date of this Quarterly Report on Form 10-Q) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

          In fiscal year 2007, we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. Reflecting this focus, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our real estate portfolio. Following a comprehensive analysis, late in fiscal year 2008 we leased 37 owned store locations to Appliance Direct. We also provided Appliance Direct an option to purchase all of the properties being leased from REX during the first two years of the lease term. Appliance Direct also reached an agreement to lease or sub-lease two of our leased locations.

          On July 31, 2009, we entered into a Third Amendment to Agreement and a Second Global Amendment to Multiple Leases (together, the “Amendments”) with Appliance Direct. The Amendments (i) eliminated the right of Appliance Direct to purchase stores it leased from us, (ii) eliminated the right of Appliance Direct to terminate certain leases in the future and (iii) eliminated the obligation of Appliance Direct to lease 22 properties from us. The terms of the 15 leases and one sub-lease under which we leased property to Appliance Direct remained in full force except as modified by the Amendments. We substantially completed our exit of the retail business as of July 31, 2009.

          On September 30, 2009, we entered into a letter agreement with Appliance Direct pursuant to which (i) Appliance Direct agreed to vacate all properties leased from us and turn over possession of the leased premises to us and (ii) we and Appliance Direct agreed to release and discharge each other from all claims or causes of action whatsoever. We are marketing these vacant properties to lease or sell.

          We currently have invested approximately $115 million in ethanol production entities and have interests in four ethanol entities, two of which we have majority ownership. We have no definitive plans, but will continue to consider additional investments in the alternative energy segment.

          We plan to seek and evaluate various investment opportunities. We can make no assurances that we will be successful in our efforts to find such opportunities.

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2009” means the period February 1, 2009 to January 31, 2010.

Comparison of Three Months and Nine Months Ended October 31, 2009 and 2008

          Net sales and revenue in the quarter ended October 31, 2009 were $64.4 million compared to $39.2 million in the prior year’s third quarter, representing an increase of $25.2 million or 64.4%. Net sales and revenue do not include merchandise sales from retail stores classified in discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $38.9 million, which was partially offset by lower sales at retail stores of $13.9 million.

          Net sales and revenue for the first nine months of fiscal year 2009 were $111.2 million compared to $99.6 million for the first nine months of fiscal year 2008. This represents an increase of $11.6 million or 11.6%. The increase was primarily caused by higher sales in our alternative energy segment of $43.8 million, which was partially offset by lower sales at retail stores of $32.8 million.

          We closed our remaining retail store locations during the first nine months of fiscal year 2009 as we substantially completed the wind down of our retail operations.

          Gross profit in the third quarter of fiscal year 2009 was $7.9 million (12.2% of net sales and revenue) compared to $3.7 million (9.4% of net sales and revenue) recorded in the third quarter of fiscal year 2008. This represents an increase of $4.2 million or 114.1%. Gross profit for the third quarter of fiscal year 2009 increased by $8.2 million as a result of operations in the alternative energy segment. Gross profit for the third quarter of fiscal year 2009 decreased by $3.9 million from our retail segment. In addition, our real estate segment had a decline in gross profit for the third quarter of fiscal year 2009 of $0.2 million.

          Gross profit for the first nine months of fiscal year 2009 was $14.8 million (13.3% of net sales and revenue) compared to $16.3 million (16.4% of net sales and revenue) for the first nine months of fiscal year 2008. Gross profit for the nine months ended October 31, 2009 increased by $8.5 million as a result of operations in the alternative energy segment. Gross profit for the first nine months of fiscal year 2009 decreased by $9.4 million from our retail segment. Gross loss for the nine months ended October 31, 2009 from our real estate segment was 42.4% of segment net sales and revenue compared to gross profit of 93.3% of segment net sales and revenue for the nine months ended October 31, 2008.

          Selling, general and administrative expenses for the third quarter of fiscal year 2009 were $2.6 million (4.0% of net sales and revenue), a decrease of $5.0 million or 65.9% from $7.6 million (19.3% of net sales and revenue) for the third quarter of fiscal year 2008. Selling, general and administrative expenses were $8.4 million (7.5% of net sales and revenue) for the first nine months of fiscal year 2009 representing a decrease of $13.3 million or 61.6% from $21.7 million (21.8% of net sales and revenue) for the first nine months of fiscal year 2008. For the third quarter of fiscal year 2009, these expenses declined approximately $4.0 million and $0.9 million in the retail and alternative energy segments, respectively. For the first nine months of fiscal year 2009, these expenses declined approximately $11.5 million and $1.7 million in the retail and alternative energy segments, respectively.

          Investment income was $92,000 and $363,000 for the third quarter of fiscal years 2009 and 2008, respectively. Investment income was $356,000 and $1,732,000 for the first nine months of fiscal years 2009 and 2008, respectively. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year.

          Interest expense was $1.6 million for the third quarter of fiscal year 2009, an increase of $0.6 million over the prior year third quarter. Interest expense was $3.3 million for the first nine months of fiscal year 2009 compared to $2.1 million for the first nine months of fiscal year 2008. The increases in interest expense are primarily attributable to the alternative energy segment.

          During the third quarter of fiscal years 2009 and 2008, we recognized income of approximately $1,221,000 and $1,044,000 from our equity investments in Big River and Patriot, respectively. During the first nine months of fiscal years 2009 and 2008, we recognized income of approximately $1,144,000 and $2,966,000 from our equity investments in Big River and Patriot, respectively.

          On September 16, 2008, we completed a transaction for the sale and leaseback of our Cheyenne, Wyoming distribution center under a three year lease term. A pre-tax gain, classified as continuing operations, of approximately $1.6 million (net of expenses) resulted from this sale. We also sold vacant land adjacent to the Cheyenne, Wyoming distribution center for a gain of $0.7 million.

          During the third quarter of fiscal year 2009, Levelland Hockley entered into an agreement with Layne Christensen Company (“Layne”) to settle litigation between the two parties. As a result of the settlement agreement, Layne paid Levelland Hockley $1.5 million. Of the proceeds received, approximately $0.3 million was recognized as other income during the third quarter of fiscal year 2009. The remainder of the settlement offset contingent legal expenses and reduced the carrying amount of certain plant equipment.

          During the third quarter of fiscal year 2009, Levelland Hockley received notification from the United States Department of Agriculture that Levelland Hockley had been approved to receive funds under the Advanced Biofuel Producer Program. As a result, approximately $0.5 million was recognized as other income during the third quarter of fiscal year 2009.

          During the first nine months of fiscal year 2008, we recognized approximately $0.7 million of income from the sales of our entire partnership interests in Colona SynFuel Limited Partnership, L.L.L.P., (Colona) and Somerset Synfuel, L.P. (Somerset). This income represents the estimated final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. As the Section 29/45K program expired December 31, 2007, the Company does not expect additional income from these sales.

          On March 30, 2004, we also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during the first nine months of fiscal years 2009 or 2008.

          We recognized losses of $899,000 and $947,000 during the third quarter of fiscal years 2009 and 2008, respectively, related to forward interest rate swap agreements that Levelland Hockley and One Earth entered into during fiscal year 2007. We recognized a loss related to the swaps of $1,561,000 during the first nine months of fiscal year 2009 compared to a gain of $481,000 during the first nine months of fiscal year 2008.

          Our effective tax rate was 31.3% and 1.8% for the third quarter of fiscal years 2009 and 2008, respectively. Our effective tax rate for the first nine months of fiscal year 2009 was 38.4% compared to 112.0% for the first nine months of fiscal year 2008. The fluctuations in the effective tax rates are primarily a result of not recognizing a tax provision or benefit on the income or loss attributable to the noncontrolling interests in our consolidated ethanol subsidiaries.

          During the quarter and nine months ended October 31, 2009 we closed 29 and 53 retail stores, respectively, that were classified as discontinued operations. As a result of these closings and certain other retail store closings from prior periods, we had a loss from discontinued operations, net of tax benefit, of $22,000 for the third quarter of fiscal year 2009 compared to $344,000 for the third quarter of fiscal year 2008. We had a loss from discontinued operations, net of tax benefit, of $873,000 for the first nine months of fiscal year 2009 compared to $103,000 for the first nine months of fiscal year 2008.

          On April 30, 2007, we completed a transaction for the sale of 86 of our former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. We also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010. All of the leases with Klac have been terminated as of October 31, 2009.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $3.9 million and $1.1 million was recognized in the first nine months of fiscal years 2009 and 2008, respectively. The following table summarizes the pre-tax gains recognized during the third quarter and first nine months of fiscal years 2009 and 2008 (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
Classification of Gain	2009	2008	2009	2008

Discontinued Operations	$—	$323	$3,933	$1,068

          Two properties classified as discontinued operations were sold or abandoned during the first nine months of fiscal year 2009, resulting in a gain, net of tax expense of $0.1 million. These gains are consistent with those recognized in the prior year.

          Noncontrolling interest (income) loss of $(1,012,000) and $1,878,000 for the quarters ended October 31, 2009 and 2008, respectively and $(195,000) and $2,070,000 for the nine months ended October 31, 2009 and 2008, respectively, represents the owners’ (other than REX) share of the income or loss of Levelland Hockley and One Earth.

          As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2009 was $2.3 million, an increase of $3.0 million from the loss of $0.7 million for the third quarter of fiscal year 2008. Net income attributable to REX common shareholders for the first nine months of fiscal year 2009 was $1.4 million, a decrease of $0.7 million from net income of $2.1 million for the first nine months of fiscal year 2008.

Business Segment Results

          Beginning in the second quarter of fiscal year 2009, we realigned our reportable business segments to be consistent with changes to our management structure and reporting. We now have three segments: alternative energy, real estate and retail. The real estate segment was formerly included in the retail segment. For stores and warehouses closed for which we have a retained interest in the related real estate, operations are now presented in the real estate segment when retail operations ceased.

          As discussed in Note 17, our chief operating decision maker (as defined by the accounting standards) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit includes realized and unrealized gains and losses on derivative financial instruments. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect investment income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

          Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Net sales and revenue:
Alternative energy	$61,368	$22,444	$92,296	$48,468
Real estate	341	83	827	270
Retail	2,707	16,644	18,057	50,904

Total net sales and revenues	$64,416	$39,171	$111,180	$99,642

Segment gross profit (loss):
Alternative energy	$5,790	$(2,443)	$6,740	$(1,753)
Real estate	(117)	77	(351)	252
Retail	2,187	6,038	8,383	17,807

Total gross profit	$7,860	$3,672	$14,772	$16,306

Segment profit (loss):
Alternative energy	$4,569	$(4,957)	$2,222	$(3,527)
Real estate	(187)	25	(462)	95
Retail	843	2,936	3,142	3,331
Corporate expense	(430)	(484)	(1,046)	(1,113)
Interest expense	(60)	(111)	(314)	(332)
Investment income	82	345	230	1,481
Income from synthetic fuel investments	—	21	—	691

Income (loss) from continuing operations before income taxes	$4,817	$(2,225)	$3,772	$626

Alternative Energy

          The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income or loss related to those investments and certain administrative expenses. One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009.

The following table summarizes sales from Levelland Hockley and One Earth by product group (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Ethanol	$51,332	$18,766	$75,108	$40,356
Dried distiller grains	7,636	1,936	10,925	4,674
Wet distiller grains	2,268	1,622	5,958	3,287
Other	132	120	305	151

Total	$61,368	$22,444	$92,296	$48,468

          The following table summarizes selected operating data from Levelland Hockley and One Earth:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008

Average selling price per gallon of ethanol	$1.59	$2.32	$1.59	$2.31
Average selling price per ton of dried distiller grains	$101.00	$188.00	$113.00	$188.0
Average selling price per ton of wet distiller grains	$44.00	$50.00	$48.00	$53.00
Average cost per bushel of grain	$3.63	$6.13	$3.61	$5.95
Average cost of natural gas (per mmbtu)	$3.63	$11.30	$4.17	$10.76

Segment Results – Third Quarter Fiscal Year 2009 Compared to Third Quarter Fiscal Year 2008

          Net sales and revenue for the current year increased $38.9 million to $61.4 million, primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol declined from $2.32 in the prior year 2008 to $1.59 in the current year. Our sales were based upon 32.4 million gallons of ethanol in the current year compared to 8.1 million gallons in the prior year.

          Gross profit from these sales was approximately $5.8 million during the current year compared to a gross loss of $2.4 million during the prior year. Gross profit improved primarily as a result of an improved spread between ethanol and grain prices compared to the prior year.

          Segment profit was $4.6 million in the current year compared to segment loss of $5.0 million in the prior year. The increase in segment performance was primarily related to the increase in gross profit discussed above. In addition, selling general and administrative expenses decreased by $0.9 million in the current year compared to the prior year 2008. An impairment charge of $1.3 million related to the write off of goodwill associated with the Levelland Hockley acquisition caused a majority of this fluctuation. Interest expense increased $0.6 million in the current year over the prior year, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant. Other income increased $0.8 million in the current year compared to the prior year. The increase is a result of recognizing a legal settlement of $0.3 million and grant income of $0.5 million in fiscal year 2009.

Segment Results – Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

          Net sales and revenue for the current year were $92.3 million compared to $48.5 million for the prior year. The increase in sales is primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol declined from $2.31 in the prior year 2008 to $1.59 in the current year. Our sales were based upon 47.3 million gallons of ethanol in the current year compared to 17.5 million gallons in the prior year.

          Gross profit from these sales was approximately $6.7 million during the current year compared to a gross loss of $1.8 million during the prior year. Gross profit improved primarily as a result of an improved spread between ethanol and grain prices compared to the prior year.

          Segment profit was $2.2 million in the current year compared to segment loss of $3.5 million in the prior year. The increase in segment performance was primarily related to the increase in gross profit discussed above. In addition, selling general and administrative expenses decreased by $1.7 million in the current year compared to the prior year. An impairment charge of $1.3 million recognized in the prior year that related to the write off of goodwill associated with the Levelland Hockley acquisition caused a majority of this fluctuation. Interest expense increased $1.3 million in the current year over the prior year, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant. Income from equity method investments declined from $3.0 million in the prior year to $1.1 million in the current year. Losses on derivative financial instruments were $1.6 million in the current year compared to gains of $0.5 million in the prior year.

Real Estate

          The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At October 31, 2009, we had lease or sub-lease agreements, as landlord, for all or parts of seven former retail store properties. We own six of these properties and are the tenant/sub landlord for one of the properties. We have 38 owned properties, including one former distribution center, that are vacant at October 31, 2009. We are marketing these vacant properties to lease or sell. In addition, we have one owned former distribution center that is partially leased to a tenant; we are marketing the vacant space for lease or sale.

Segment Results – Third Quarter Fiscal Year 2009 Compared to Third Quarter Fiscal Year 2008

          Net sales and revenue in the current year increased to approximately $0.3 million from approximately $0.1 million in the prior year; the increase is primarily a result of 15 properties leased to Appliance Direct for a portion of the current year that were utilized in our retail segment in the prior year. Gross loss from these sales was approximately $0.1 million during the current year compared to gross profit of approximately $0.1 million during the prior year. Gross profit declined as a result of expenses associated with vacant properties. The increase in vacant properties is a result of the agreement we reached with Appliance Direct during the current year which relieved Appliance Direct of their obligation to lease properties from us.

          Segment loss was approximately $200,000 for the current year compared to segment profit of approximately $25,000 for the prior year. The decline in segment profit is primarily a result of the lower gross profit in the current year discussed above.

Segment Results – Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

          Net sales and revenue for the current year were approximately $0.8 million compared to approximately $0.3 million for the prior year. The increase in revenue is primarily a result of 15 properties leased to Appliance Direct for a portion of the current year that were utilized in our retail segment in fiscal year 2008. Gross loss from these sales was approximately $0.4 million during the current year compared to gross profit of approximately $0.3 during the prior year. Gross profit declined as a result of expenses associated with vacant properties. The increase in vacant properties is a result of the agreement we reached with Appliance Direct during the current year which relieved Appliance Direct of their obligation to lease properties from us.

Retail

          The retail segment includes all of our store and distribution center operations and certain administrative expenses. It excludes results from discontinued operations. We substantially exited the retail business as of July 31, 2009. We expect ongoing results from the retail segment to include revenue and expense associated with our extended warranty operations.

Segment Results – Third Quarter Fiscal Year 2009 Compared to Third Quarter Fiscal Year 2008

          Net sales and revenue for the current year decreased to approximately $2.7 million from approximately $16.6 million, primarily a result of the winding down of our retail business. Gross profit was approximately $2.2 million in the current year 2009 compared to approximately $6.0 million in the prior year. The decrease in gross profit is primarily attributable to the decline in retail sales. However, gross profit margin as a percentage of sales increased in the current year as gross profit from extended service plans was a higher percentage of retail gross profit in the current year compared to the prior year.

          Retail segment profit decreased approximately $2.1 million to approximately $0.8 million in the current year from approximately $2.9 million in the prior year. The decrease in segment profit was primarily related to lower gross profit in the current year discussed above. In addition, selling, general and administrative expenses declined to approximately $1.3 million in the current year compared to approximately $5.4 million in the prior year. This decrease is primarily a result of cost reductions in fiscal year 2009 associated with the wind down of our retail business.

Segment Results – Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

          Net sales and revenue for the current year decreased to approximately $18.1 million from approximately $50.9 million, primarily a result of the winding down of our retail business. Gross profit was approximately $8.4 million in the current year compared to approximately $17.8 million in the prior year. The decrease in gross profit is primarily attributable to the decline in retail sales. However, gross profit margin as a percentage of sales increased in the current year 2009 as gross profit from extended service plans was a higher percentage of retail gross profit in the current year compared to the prior year.

          Retail segment profit of approximately $3.1 million in the current year is consistent with the prior year profit of $3.3 million. Selling, general and administrative expenses declined by approximately $11.5 million offsetting the decline in net sales and revenue. This decline is primarily a result of cost reductions in the current year associated with the wind down of our retail business. We had gains of approximately $2.3 million on the sale of retail related real estate in the prior year; there were no such gains in the current year.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the alternative energy, real estate or retail segments and income from synthetic fuel investments.

Corporate and Other Results – Third Quarter Fiscal Year 2009 Compared to Third Quarter Fiscal Year 2008

          Selling, general and administrative expenses were $0.4 million in the current year, consistent with $0.5 million in the prior year.

          Interest expense of $0.1 million in the current year is consistent with prior year expense.

          Investment income was $0.1 million in the current year compared to $0.3 million in the prior year. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year.

Corporate and Other Results – Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

          Selling, general and administrative expenses were $1.0 million in the current year consistent with the $1.1 million in the prior year.

          Interest expense of $0.3 million in the current year is consistent with prior year expense.

          Investment income was $0.2 million in the current year 2009 compared to $1.5 million in the prior year. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year.

          Income from synthetic fuel investments declined $0.7 million in the current year compared to the prior year. Prior year income represents the estimated final settlements for Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $0.3 million for the first nine months of fiscal year 2009, compared to cash used of $26.3 million for the first nine months of fiscal year 2008. For the first nine months of fiscal year 2009, cash was provided by net income of $1.6 million, non-cash items of $(8.4) million, which consisted of depreciation and amortization, income from equity method investments, deferred income, unrealized losses on derivative financial instruments, other items and the deferred income tax provision. In addition, inventory and other assets provided cash of $16.7 million and $5.1 million, respectively, primarily a result of the wind down of our retail business. The primary use of cash was a decrease in accounts payable of $6.2 million as we finalized several outstanding retail vendor accounts associated with the wind down of our retail business. Accounts receivable increased $5.1 million as a result of production and sales from both of our consolidated ethanol entities. Other liabilities decreased $3.3 million as we paid certain payroll and other accrued expenses in connection with the wind down of our retail business.

          Net cash used in operating activities was approximately $26.3 million for the first nine months of fiscal year 2008. For the first nine months of fiscal year 2008, cash was provided by net income of $0.01 million, adjusted for the impact of $0.7 million for gains on our sales of synthetic fuel investments, the gain on the disposal of real estate and property and equipment of $3.3 million and non-cash items of $(2.9) million, which consisted of depreciation and amortization, income from equity method investments, deferred income, unrealized gains on derivative financial instruments, other items and the deferred income tax provision. In addition, other assets provided cash of $1.6 million, primarily a result of reductions in our levels of prepaid commissions associated with the sale of extended service contracts. The increase in accounts receivable of $2.8 million is primarily a result of Levelland Hockley commencing operations in the current fiscal year. The increase in inventory of $6.6 million was primarily due to seasonal fluctuations in our retail segment and Levelland Hockley commencing operations in the current fiscal year. The decrease in accounts payable is primarily a result of our modification of payment terms with one of our retail product vendors. The primary use of cash was a decrease in other liabilities of $10.5 million; primarily a result of payments related to synthetic fuel obligations, incentive compensation and other payroll and sales tax payments being made in the first quarter of fiscal year 2008.

          At October 31, 2009, working capital was $76.2 million compared to $84.4 million at January 31, 2009. This decrease is primarily a result of treasury stock purchases. The ratio of current assets to current liabilities was 2.9 to 1 and 2.5 to 1 at October 31, 2009 and January 31, 2009, respectively.

          Cash of $34.4 million was used in investing activities for the first nine months of fiscal year 2009, compared to $69.6 million for the first nine months of fiscal year 2008. During the first nine months of fiscal year 2009, we received proceeds of $1.0 million from the sale of real estate and property and equipment. We had capital expenditures of approximately $34.5 million during the first nine months of fiscal year 2009, primarily related to construction at the One Earth ethanol plant. We deposited approximately $1.0 million into a restricted account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing.

          Cash of $69.6 million was used in investing activities for the first nine months of fiscal year 2008. During the first nine months of fiscal year 2008, we received proceeds of $1.3 million from the sales of our synthetic fuel investments and $6.4 million from the sale of real estate and property and equipment. We had capital expenditures of approximately $75.9 million during the first nine months of fiscal year 2008, primarily related to construction at the Levelland Hockley and One Earth ethanol plants. We deposited $1.3 million in escrow accounts (restricted cash) in connection with the final draw on Levelland Hockley’s construction loan.

          Cash provided by financing activities totaled approximately $26.6 million for the first nine months of fiscal year 2009 compared to $34.4 million for the first nine months of fiscal year 2008. Cash of approximately $12.1 million was used to repay debt and capital lease obligations. Cash was provided by debt borrowings of $44.0 million on One Earth’s construction loan and stock option activity of $1.2 million. Cash of approximately $5.5 million was also used to acquire 535,000 shares of our common stock. As of October 31, 2009, we had approximately 45,000 authorized shares remaining available for purchase under the stock buy-back program. Cash of approximately $1.0 million was used to pay settlements of derivative financial instruments.

          Cash provided by financing activities totaled approximately $34.4 million for the first nine months of fiscal year 2008. Cash of approximately $4.4 million was used to repay debt and capital lease obligations. Cash was provided by new debt borrowings at Levelland Hockley and One Earth of $53.1 million. Cash of approximately $15.5 million was also used to acquire 1,332,000 shares of our common stock.

          We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.

          We plan to seek and evaluate various investment opportunities. We can make no assurances that we will be successful in our efforts to find such opportunities.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the uncertainty of constructing ethanol plants on time and on budget, the impact of legislative changes, the price volatility and availability of corn, sorghum, distiller grains, ethanol, gasoline and natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war, changes in real estate market conditions, the fluctuating amount of income received from the Company’s synthetic fuel investments and the impact of Internal Revenue Service audits. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-09097).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          Levelland Hockley entered into a lease agreement with Layne Christensen Company (“Layne”) for certain water treatment equipment for its ethanol plant. Levelland Hockley filed a lawsuit, as amended, against Layne in the District Court, Hockley County, Texas on April 30, 2008, generally alleging that Layne was negligent in its design and construction of the water treatment facility and breached its various process guaranties and warranties. Layne and Levelland Hockley settled this litigation during the third quarter of fiscal year 2009 as the parties executed a settlement agreement.

Item 1A. Risk Factors

          During the quarter ended October 31, 2009, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1-31, 2009	—	$—	—	298,843
September 1-30, 2009	42,713	$10.51	42,713	256,130
October 1-31, 2009	211,329	$12.10	211,329	44,801

Total	254,042	$11.83	254,042	44,801

(1)

At October 31, 2009, a total of 44,801 shares remained available to purchase under this authorization. On December 1, 2009, the Company’s Board of Directors authorized the Company to purchase up to an additional 500,000 shares from time to time in private or market transactions at prevailing market prices.

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/l5d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	December 3, 2009
(Chief Executive Officer)
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	December 3, 2009
(Chief Financial Officer)
(Douglas L. Bruggeman)