Form 10-K
period 2010-01-31
REX STORES CORP
filed 2010-04-16
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2010	COMMISSION FILE NO. 001-09097

REX STORES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered

Common Stock, $.01 par value	New York Stock Exchange

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

At the close of business on July 31, 2009 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,048,795 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $80,172,960.

There were 9,842,083 shares of the registrant’s Common Stock outstanding as of April 15, 2010.

Documents Incorporated by Reference
Portions of REX Stores Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 9, 2010 are incorporated by reference into Part III of this Form 10-K.

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

In fiscal year 2007, we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. We did not believe that we were generating an adequate return from our retail business due to the competitive nature of the consumer electronics and appliance industry and the overall economic conditions in the United States. Reflecting this focus, we sold approximately 60% of our owned retail and vacant stores in fiscal year 2007 and leased back a portion of the stores which had been operating as electronics and appliance retail stores. In fiscal year 2008, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our remaining real estate portfolio. We engaged an investment banking firm to assist us in analyzing and ultimately marketing our retail operations. As part of those marketing efforts, late in fiscal year 2008, we initially leased 37 owned store locations to an unrelated third party. During fiscal year 2009, the lease agreements were terminated. We are marketing these vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with terms of five to twenty years.

We completed our exit of the retail business as of July 31, 2009. Going forward, we expect that our only retail related activities will consist of the administration of extended service plans we previously sold and the payment of related claims. Net sales and expenses related to extended service plans are classified as discontinued operations.

We currently have approximately $111 million of equity and debt investments in four ethanol production entities, two of which we have a majority ownership interest in. We are considering making additional investments in the alternative energy segment during fiscal year 2010.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, sorghum, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn and sorghum are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn and sorghum prices, at times ethanol prices may lag movements in corn prices and, in an environment of higher prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins.

We expect our ethanol plants to produce approximately 2.8 gallons of ethanol for each bushel of grain processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by 2.8) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We expect these decisions to be made on an individual plant basis, as there are different market conditions at each of our ethanol plants.

We attempt to manage the risk related to the volatility of grain and ethanol prices by utilizing forward grain purchase and forward ethanol and distillers grain sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

The crush spread realized in 2009 was subject to significant volatility. For example, for calendar year 2009, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $3.74 per bushel, with highs reaching nearly $4.20 per bushel and retreating to approximately $3.20 per bushel in the fall. Ethanol prices were generally in a range of approximately $1.50 to $1.70 per gallon for most of the year. Ethanol prices increased during the last three months of 2009 reaching as high as $2.00 per gallon. We believe this market volatility with respect to the crush spread was attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, global economic conditions, ethanol demand and current production concerns. In 2009, the CBOT crush spread ranged from approximately $0.19 to $0.63 per gallon of ethanol.

We reported segment profit (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $17.8 million in fiscal year 2009 compared to a loss of approximately $9.0 million in fiscal year 2008. The swing to profitability resulted from favorable crush spreads, particularly in the later parts of fiscal year 2009, and One Earth commencing production operations in the second quarter of fiscal year 2009. We expect that future operating results will be based upon annual production of between 130 and 140 million gallons, which assumes that Levelland Hockley and One Earth will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the 2009 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. See Note 20 of the Notes to the Consolidated Financial Statements for information regarding the net sales and revenues and operating results for each of our business segments for the fiscal years ended January 31, 2010, 2009 and 2008.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2009” means the period February 1, 2009 to January 31, 2010. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Alternative Energy Overview

As part of our ongoing efforts to diversify and increase our earnings, we began investing in the ethanol industry during fiscal year 2006. Our business strategy focuses on partnering with farmer groups, local groups, or farmer-controlled cooperatives to develop and operate ethanol production plants. We seek to identify quality ethanol plant opportunities characterized by strong plant construction partners and plant management, located near adequate feedstock supply with good transportation capabilities or other economically beneficial attributes, and that utilize leading ethanol production technology. Our partnership model generally enables farmer groups to retain local management of the project, including control of their crops as a supplier to the project, while we provide capital and additional business administration experience.

We follow a flexible model for our investments in ethanol plants, taking both minority and majority ownership positions. The form and structure of our investments is tailored to the specific needs and goals of each project and the local farmer group or investor with whom we are partnering. We actively participate in the management of our projects through our membership on the board of managers of the limited liability companies that own the plants.

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

Plant Location. We generally look for locations in areas that are near large quantities of feedstock or feedlots which we believe will be important to procure commodities cost effectively as demand for key feedstock commodities increases. We also look for accessibility to rail, highways or waterways for ease of transportation of ethanol and distillers grains and feedstock. Access to feedlots and utilities such as water and natural gas are also important considerations for our plant locations.

Technology and Construction. We look for plants that are built or will be built using the latest but proven production technology in order to facilitate cost efficient conversion of raw material into ethanol. Our plants were designed and built by leading plant builder and design firms, such as Fagen, Inc. or ICM, Inc.

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

Ethanol Investments

We have invested in four entities as of January 31, 2010, utilizing both equity and debt investments. As of January 31, 2010, all of the entities we are invested in are operating. The following table is a summary of our ethanol investments at January 31, 2010 (amounts in thousands, except operating capacity and ownership percentages):

Entity	Initial Equity Investment	Operating Capacity Million Gallons Per Year	Effective Ownership Percentage	Debt Investment	Contingent Commitment

Levelland Hockley County Ethanol, LLC	$16,500	40	56%	$6,255	$1,532
Big River Resources, LLC-W Burlington		92	10%	—	—
Big River Resources, LLC-Galva	20,025	100	10%	—	—
Big River United Energy, LLC		100	5%	—	—
Patriot Renewable Fuels, LLC	16,000	100	23%	1,014	—
One Earth Energy, LLC	50,765	100	74%	—	—

Total	$103,290			$7,269	$1,532

Levelland Hockley County Ethanol, LLC

On September 30, 2006, we acquired 47% of the outstanding membership units of Levelland Hockley County Ethanol, LLC, or Levelland Hockley, for $11.5 million. On December 29, 2006, we purchased a $5.0 million convertible secured promissory note from Levelland Hockley. On July 1, 2007, we converted the note into equity and increased our ownership percentage to approximately 56%. On February 20, 2008, we purchased an additional $5.0 million convertible secured promissory note from Levelland Hockley. The balance of this note at January 31, 2010 was $4.8 million, including accrued interest. The conversion of the note into equity would increase our ownership percentage to approximately 62%. On January 29, 2009, we agreed to fund up to $2.0 million in the form of a subordinated revolving line of credit with Levelland Hockley and to issue a $1.0 million letter of credit for the benefit of Levelland Hockley. In connection with the subordinated revolving line of credit and the letter of credit, we were granted warrants to purchase membership units of Levelland Hockley for $3.08 per unit. Our ownership percentage would increase to approximately 62% if we exercise only our rights under the warrants but do not convert the promissory note. At January 31, 2010, there was $1.5 million outstanding under the subordinated revolving line of credit. We consolidate Levelland Hockley with our financial results and include them in our alternative energy segment.

Levelland Hockley, which is located in Levelland, Texas, commenced production operations in the first quarter of fiscal year 2008. The plant has a nameplate capacity of 40 million gallons of ethanol and 135,000 tons of dried distillers grains (“DDG”) per year.

Big River Resources, LLC

We have invested $20 million in Big River Resources, LLC, or Big River, for a 10% ownership interest. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates a 92 million gallon dry-mill ethanol manufacturing facility in West Burlington, Iowa. The facility has been in operation since 2004.

Big River completed construction in the second quarter of fiscal year 2009 of its second plant which has a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. This plant is located in Galva, Illinois.

In August 2009, Big River acquired a 50.5% interest in an ethanol production facility which has a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. The plant is located in Dyersville, Iowa. Reflecting REX’s 10% ownership interest in Big River, REX has an effective 5% ownership interest in this entity.

Patriot Renewable Fuels, LLC

On December 4, 2006, we acquired a 23% ownership interest in Patriot Renewable Fuels, LLC, or Patriot, for $16 million. Patriot commenced production operations in the second quarter of fiscal year 2008. The plant is located in Annawan, Illinois and has a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year.

One Earth Energy, LLC

On October 30, 2007, we acquired 74% of the outstanding membership units of One Earth Energy, LLC, or One Earth, for $50.8 million. We consolidate One Earth with our financial results and include them in our alternative energy segment. One Earth completed construction in the second quarter of fiscal year 2009 of its ethanol production facility in Gibson City, Illinois. The plant has a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year.

One Earth commenced production operations late in the second quarter of fiscal year 2009 and began generating revenue in the third quarter of fiscal year 2009.

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

According to the Renewable Fuels Association, or RFA, the United States fuel ethanol industry experienced record production of 10.6 billion gallons in 2009. As of January 2010, the number of operating ethanol plants increased to 189, up from 54 in 2000 and are located in 25 states with a total capacity of 11.9 billion gallons annually.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered conventional biofuels which was subject to a renewable fuel standard (“RFS”) of at least 12.0 billion gallons per year in 2010, with an expected increase to at least 15.0 billion gallons per year by 2015. Advanced biofuels includes ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuels RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022.

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

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done for the purpose of extending the volume of fuel sold at the gas pump. Blending ethanol allows refiners to produce more fuel from a given barrel of oil. Currently, ethanol is blended into nearly 80% of the gasoline sold in the United States, the majority as E10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The U.S. Environmental Protection Agency is expected to reach a decision on allowing ethanol blends of up to 15% for most vehicles by mid to late 2010.

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

Synthetic Fuel Partnerships

We had invested in three limited partnerships which owned facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. The Section 29/45K tax credit program expired on December 31, 2007. As such, we do not expect to receive additional income from these investments except for the possibility of an additional payment on a facility formerly located in Gillette, Wyoming. Based upon the modified terms of a sales agreement we are currently not able to predict the likelihood and timing of payments for production from September 30, 2006 to December 31, 2007 for this facility. We expect the payments, if any, to be made within the next two years. We have not recognized this income and will recognize income, if any, upon receipt of payment or upon our ability to reasonably assure ourselves of the timing and collectability of payment.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 5 and 19 of the Notes to the Consolidated Financial Statements for further discussions.

Real Estate Operations

At January 31, 2010, we had lease or sub-lease agreements, as landlord, for all or parts of ten former retail stores (108,000 square feet leased and 35,000 square feet vacant). We own nine of these properties and are the tenant/sub landlord for one of the properties. We have 31 owned former retail stores (385,000 square feet), and one former distribution center (180,000 square feet), that are vacant at January 31, 2010. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (156,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (300,000 square feet).

A typical lease agreement has an initial term of five to twenty years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance. We recognized lease revenue of approximately $1,089,000 and $415,000 during fiscal years 2009 and 2008, respectively.

Retail

We began fiscal year 2009 with 90 retail stores in operation, all of which were closed in the first half of the year as planned.

When we operated retail stores, we offered extended service contracts to our customers which typically provided, inclusive of manufacturers’ warranties, one to five years of warranty coverage. We plan to manage and administer these contracts and to recognize the associated income and expenses, including the cost to repair or replace covered products, over the remaining life of the contracts. We have classified as discontinued operations all retail related activities, including those activities associated with extended service plans, in the Consolidated Statements of Operations for all periods presented.

Facilities

At January 31, 2010, we owned nine former retail store properties that were leased to outside, unrelated parties. Of the nine leased properties, three of the properties are only partially leased. There were also 31 vacant properties that we were attempting to either lease or sell. In addition, we have one former distribution center partially leased and partially vacant and another former distribution center that is vacant.

Employees

At January 31, 2010, we had 11 hourly and salaried employees supporting our corporate functions. None of our employees are represented by a labor union. We expect this employment to remain relatively stable at its current level as we have completed our exit from the retail business.

At January 31, 2010, Levelland Hockley had 54 employees and One Earth had 49 employees.

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

We have recognized investment income of approximately $59.3 million from the sales of our partnership interests from years that the partnerships have not been audited by the Internal Revenue Service (IRS). Should the tax credits be denied on any future audit and we fail to prevail through the IRS or the legal process, there could be significant refunds of previously recognized income with a significant adverse impact on earnings and cash flows.

The production and sale of synthetic fuel qualified for Section 29/45K tax credits if certain requirements were satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce the synthetic fuel and that the fuel was produced from a facility placed in service before July 1, 1998.

We may not be able to generate sufficient taxable income to realize our deferred tax assets.

We have approximately $14.8 million of deferred tax assets recorded on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is unlikely that we will generate sufficient taxable income to fully utilize our deferred tax assets; we would then be required to establish a valuation allowance against such deferred tax assets. We would increase our income tax expense by the amount of the tax benefit we do not expect to realize. This would reduce our net income and could have a material adverse effect on our results of operations and our financial position.

Risks Related to our Alternative Energy Business

Certain of our ethanol investments are subject to the risks of a development stage business which could adversely affect returns on our ethanol investment and our results of operations.

We do not have long term experience investing in the ethanol industry. We entered into our first agreement to invest in an ethanol plant in November 2005. At January 31, 2010, we remain invested in four entities that own and operate six ethanol production facilities. One facility has been in production since 2004, two facilities have been in production since 2008, two facilities became operational and one facility was acquired (by an equity method investee) in fiscal year 2009. Our ethanol investments have been managed by our Chief Executive Officer, our Vice President and our Chief Financial Officer. We do not otherwise have a dedicated ethanol development or management staff. As a consequence, our ethanol investments are subject to many of the risks associated with a development stage company, including an unproven business model, a lack of operating history and an undeveloped operating structure. These development stage risks could result in our making investments in ethanol plants that perform substantially below our expectations, which would adversely affect our results of operations and financial condition.

One Earth and Big River recently completed construction of new ethanol plants.

As these new plants recently became operational, they face uncertainties of whether they will perform to specifications and whether they will achieve anticipated operating results.

If cash flow from operations of our ethanol plants is not sufficient to service debt, the plants could fail and we could lose our entire investment.

Our ethanol plants financed approximately 60% of plant construction cost with debt. The debt typically has a balloon payment due after five years. The ability of each company owning the plant to repay borrowings incurred will depend upon the plant’s financial and operating performance. The cash flows and capital resources of an ethanol plant may be insufficient to repay its debt obligations. If a plant cannot service its debt, it may be forced to reduce or delay capital expenditures, sell assets, restructure its indebtedness or seek additional capital. If unable to do so, the value of our investment could decline significantly.

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

Our returns on ethanol investments are highly sensitive to grain prices. Corn or sorghum are the principal raw materials our ethanol plants use to produce ethanol and co-products. As a result, changes in the price of corn or sorghum can significantly affect their businesses. Rising corn or sorghum prices result in higher costs of ethanol and co-products. Because ethanol competes with non-corn-based fuels, our ethanol plants generally will be unable to pass along increased grain costs to their customers. At certain levels, grain prices may make ethanol uneconomical to produce.

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

The spread between ethanol and corn and sorghum prices can vary significantly. The gross margin at our ethanol plants depends principally on the spread between ethanol and corn or sorghum prices. Fluctuations in the spread are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the results of operations at our ethanol plants.

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

Fluctuations in the selling price and production costs of gasoline may reduce profit margins at our ethanol plants. Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply and demand for gasoline and our ethanol plants’ results of operations and financial position may be materially adversely affected if gasoline demand or price decreases.

New plants under construction or decreases in demand for ethanol may result in excess production capacity in the ethanol industry, which may cause the price of ethanol and/or distillers grains to decrease.

According to the Renewable Fuels Association, or RFA, domestic ethanol production nameplate capacity has increased to approximately 13.0 billion gallons per year at January 2010. The RFA estimates that, as of January 2010, approximately 1.4 billion gallons per year of additional production capacity is under construction. Excess capacity in the ethanol industry would have an adverse effect on the results of our ethanol investments. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The elimination or significant reduction of the blender’s credit could have a material adverse effect on the results of our ethanol investments. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The American Jobs Creation Act of 2004 created the Volumetric Ethanol Tax Credit, referred to as the “blender’s credit.” This credit currently allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol, or $0.045 per gallon if blended with 10% ethanol (E10), and $0.3825 per gallon if blended with 85% ethanol (E85). The $0.45 per gallon incentive for ethanol is scheduled to expire on December 31, 2010. The blender’s credit could be eliminated or reduced at any time through an act of Congress and may not be renewed in 2010 or may be renewed on different terms. In addition, the blender’s credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.45 per gallon ethanol incentive that is available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff, known as the Caribbean Basin Initiative, exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which our ethanol plants sell ethanol. Any changes in the tariff or exemption from the tariff could have a material adverse effect on the results of our ethanol investments. In addition, the North America Free Trade Agreement, or NAFTA allows Canada and Mexico to export ethanol to the United States duty-free.

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act of 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act will increase from 9 billion gallons per year in 2008 to 36 billion gallons per year in 2022. The RFS mandate level for conventional biofuels, which includes corn-based ethanol, for 2010 is 12 billion gallons. This requirement progressively increases to 15 billion gallons by 2015 and remains at that level through 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. Increased competition from other types of biofuels could have a material adverse effect on the results of our ethanol investments.

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

Changes in corporate average fuel economy standards could adversely impact ethanol prices. Flexible fuel vehicles receive preferential treatment in meeting federally mandated corporate average fuel economy (“CAFE”) standards for automobiles manufactured by car makers. High blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, car makers would not likely build flexible-fuel vehicles. Any change in CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices.

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

Federal support of cellulosic ethanol may result in reduced incentives to corn-derived ethanol producers.

The American Recovery and Reinvestment Act of 2009 and the Energy Independence and Security Act of 2007 provide funding opportunities in support of cellulosic ethanol obtained from biomass sources such as switchgrass and poplar trees. The amended RFS mandates an increasing level of production of non-corn derived biofuels. These federal policies may suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage or wood chips. Cellulosic ethanol has a smaller carbon footprint and is unlikely to divert foodstuff from the market. Several cellulosic ethanol plants are under development and there is a risk that cellulosic ethanol could displace corn ethanol. Our plants are designed as single-feedstock facilities, located in corn production areas with limited alternative feedstock nearby, and would require significant additional investment to convert to the production of cellulosic ethanol. The adoption of cellulosic ethanol as the preferred form of ethanol could have a significant adverse effect on our ethanol business.

Our ethanol business is affected by environmental and other regulations which could impede or prohibit our ability to successfully operate our plants.

Our ethanol production facilities are subject to extensive air, water and other environmental regulations. We have had to obtain numerous permits to construct and operate our plants. Regulatory agencies could impose conditions or other restrictions in the permits that are detrimental or which increase our costs. More stringent federal or state environmental regulations could be adopted, which could significantly increase our operating costs or require us to expend considerable resources.

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program (RFS2). We believe our plants are grandfathered at their current operating capacity, but plant expansion will need to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS2 mandate. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. To expand our plant capacity, we may be required to obtain additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains.

The California Air Resources Board has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Charge is included in this lifecycle GHG emission calculation. While this standard is being challenged by lawsuits, implementation of such a standard could have an adverse impact on our market for corn-based ethanol if determined that in California corn-based ethanol fails to achieve lifecycle GHG emission reductions.

We face significant competition in the ethanol industry.

We face significant competition for new ethanol investment opportunities. There are varied enterprises seeking to participate in the ethanol industry. Some enterprises provide financial and management support similar to our business model. Other enterprises seek to acquire or develop plants which they will directly own and operate. Many of our competitors are larger and have greater financial resources and name recognition than we do. We must compete for investment opportunities based on our strategy of supporting and enhancing local development of ethanol plant opportunities. We may not be successful in competing for investment opportunities based on our strategy.

The ethanol industry is primarily comprised of smaller entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain business. Recently, several large oil companies have entered the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there would be less of a need to purchase ethanol from independent producers like our ethanol plants.

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

There is a risk of foreign competition in the ethanol industry.

Ethanol produced or processed in several countries in Central America and the Caribbean region is eligible for tariff reduction or elimination under the Caribbean Basin Initiative. Brazil, currently the world’s second largest ethanol producer, makes ethanol primarily from sugarcane which historically has been less expensive to produce than producing ethanol from corn. Other foreign producers may be able to produce ethanol at lower input costs, including feedstock, facilities and personnel, than our plants. Ethanol imported from Brazil or other foreign countries, even with the import tariff, or from a Caribbean Basin source may be a less expensive alternative to domestically produced ethanol.

Our plants depend on an uninterrupted supply of energy and water to operate. Unforeseen plant shutdowns could harm our business.

Our plants require a significant and uninterrupted supply of natural gas, electricity and water to operate. We generally rely on third parties to provide these resources. If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems and we are unable to secure an adequate alternative supply to sustain plant operations, we may be required to stop production. A production halt for an extended period of time could result in material losses.

Potential business disruption from factors outside our control, including natural disasters, severe weather conditions, accidents, strikes, unexpected equipment failures and unforeseen plant shutdowns, could adversely affect our cash flow and operating results.

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

Levelland Hockley, One Earth and Patriot all have interest rate swaps at January 31, 2010 that, in essence, fix the interest rate on a portion of their variable rate debt. During fiscal year 2009, we recognized losses on these swaps of approximately $2.5 million. Further reductions in interest rates could increase the liability position of the interest rate swaps, requiring us to record additional expense which could be material. The liability for these interest rate swaps could also result in a default of the term loan agreements’ restrictive financial covenants.

In addition, increases in interest rates could have a negative impact on results of operations as all of the debt our ethanol plants have is variable rate debt. Furthermore, the interest rate swaps do not fix the interest rate on the entire portion of the related debt. Levelland Hockley’s interest rate swap expires in April 2010.

Risks Related to the wind down and exit of our retail business and our real estate segment.

Our future costs associated with administering extended product service contracts may result in higher than expected costs.

We will continue to administer extended product service contracts that have contractual maturities over the next four years. To the extent we do not have products or an adequate repair service network to satisfy warranty claims, we may incur material costs as we would be required to refund cash to customers for warranted products.

We have a significant amount of vacant warehouse and retail space after the completion of the wind down of our retail business.

At January 31, 2010, we own two distribution facilities and 34 former retail store properties comprising approximately 911,000 square feet that are completely or partially vacant. We are currently marketing these facilities for lease or sale. We may not be able to successfully lease or sell these properties which could result in lost opportunities for revenue or future impairment charges related to the carrying value of the associated assets. We would also have costs related to the vacant properties such as property taxes and utilities that we would have to bear without any revenue from such properties.

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

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	55	Chairman of the Board and Chief Executive Officer*
Douglas Bruggeman	49	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	60	Secretary*
Zafar Rizvi	60	Vice President, and President of Farmers Energy Incorporated

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol RSC.

Fiscal Quarter ended	High	Low

April 30, 2008	$21.15	$15.84
July 31, 2008	16.98	10.78
October 31, 2008	13.46	6.50
January 31, 2009	10.48	5.76

April 30, 2009	$13.50	$5.52
July 31, 2009	12.99	9.36
October 31, 2009	13.02	9.75
January 31, 2010	15.41	11.89

As of April 15, 2010, there were 132 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated ethanol subsidiaries have certain restrictions on their ability to pay us dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

November 1-30, 2009	6,700	$12.22	6,700	38,101
December 1-31, 2009	—	$—	—	538,101
January 1-31, 2010	715,357	$14.07	55,400	482,701

Total	722,057	$14.06	62,100	482,701

(1)

A total of 659,957 shares of common stock were purchased by us other than through a publicly announced plan or program. These shares were acquired on January 8, 2010 in payment of the exercise price of stock options exercised by Stuart A. Rose, our Chairman and Chief Executive Office pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $14.00 per share.

(2)

On December 1, 2009, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2010, a total of 482,701 shares remained available to purchase under this authorization.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and two peer groups comprised of selected publicly traded consumer electronics retailers and ethanol producers (*) for the period commencing January 31, 2005 and ended January 31, 2010. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2005 and reinvestment of all dividends.

* The retail peer group is comprised of Best Buy Co., Inc. and Conn’s, Inc. This is the last year we will show a retail peer group as we ceased our retail operations during fiscal year 2009.

* The ethanol peer group (and the month the companies went public) is comprised of Pacific Ethanol, Inc. (March 2005), BioFuel Energy Corp. (June 2007) and Green Plains Renewable Energy, Inc. (March 2006). In prior years, the ethanol peer group included Aventine Renewable Energy Holdings, Inc. which filed for Chapter 11 reorganization in February 2009 and has been removed from the ethanol peer group. We added Green Plains Renewable Energy, Inc. this year. Returns for the ethanol peer group are included upon a full year’s return being available as of January 31.

Item 6.	Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. Prior period amounts applicable to the statement of operations have been adjusted to recognize the reclassification of the results of our former retail segment and certain real estate assets to discontinued operations as a result of our exit of the retail business and real estate sales. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of income from synthetic fuel, ethanol investments, derivative financial instruments, gain on sale of real estate and long-term debt. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)	Years Ended January 31,

	2010	2009	2008	2007	2006

Net sales and revenue (a)	$170,264	$68,638	$382	$316	$233

Income (loss) from continuing operations attributable to REX common shareholders (a) (b)	$5,158	$(2,919)	$19,588	$6,587	$22,315

Net income (loss) attributable to REX common shareholders (b)	$8,652	$(3,297)	$33,867	$11,351	$28,269

Basic income per (loss) share from continuing operations attributable to REX common shareholders (a)	$0.55	$(0.29)	$1.88	$0.64	$2.09

Diluted income (loss) per share from continuing operations attributable to REX common shareholders (a)	$0.54	$(0.29)	$1.67	$0.57	$1.83

Basic net income (loss) per share	$0.93	$(0.32)	$3.25	$1.10	$2.64

Diluted net income (loss) per share	$0.91	$(0.32)	$2.89	$0.98	$2.31

Total assets	$451,505	$451,288	$408,978	$345,442	$304,535

Long-term debt and capital lease obligations, net of current maturities	$126,689	$103,939	$35,224	$31,236	$21,462

Long-term deferred gain on sale and leaseback	$—	$3,467	$4,493	$504	$—

a)

Amounts differ from those previously reported as the results of our former retail segment and certain real estate assets have been reclassified into discontinued operations. See Note 18 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)

The results for the years ended January 31, 2008, 2007 and 2006 include significant amounts of income from synthetic fuel investments. The results for the year ended January 31, 2008 also includes a realized gain from the sale of its interest in Millennium Ethanol, LLC.

Quarterly Financial Data
(Unaudited)

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010

Net sales and revenue (a)	$14,248	$17,145	$61,697	$77,174
Gross profit (a)	275	912	5,661	12,885
Net (loss) income	(1,731)	837	2,273	7,273
Basic net (loss) income per share attributable to REX common shareholders (b)	$(0.19)	$0.09	$0.25	$0.78
Diluted net (loss) income per share attributable to REX common shareholders (b)	$(0.19)	$0.09	$0.24	$0.75

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009

Net sales and revenue (a)	$1,262	$24,971	$22,539	$19,866
Gross profit (a)	151	740	(2,357)	2,671
Net income (loss)	1,526	1,206	(650)	(5,379)
Basic net income (loss) per share attributable to REX common shareholders (b)	$0.14	$0.11	$(0.07)	$(0.57)
Diluted net income (loss) per share attributable to REX common shareholders (b)	$0.13	$0.11	$(0.07)	$(0.57)

a)

Amounts differ from those previously reported as the results of our former retail segment and certain real estate assets have been reclassified as discontinued operations. See Note 18 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations. Also, see Note 2 of the Notes to the Consolidated Financial Statements for further discussion and analysis of an error and reclassification related to discontinued operations of our former retail segment.

b)

The total of the quarterly net income (loss) per share amounts do not equal the annual net loss or income per share amount due to the impact of varying amounts of shares and options outstanding during the year.

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

In fiscal year 2007, we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. We did not believe that we were generating an adequate return from our retail business due to the competitive nature of the consumer electronics and appliance industry and the overall economic conditions in the United States. Reflecting this focus, we sold approximately 60% of our owned retail and vacant stores in fiscal year 2007 and leased back a portion of the stores which had been operating as electronics and appliance retail stores. In fiscal year 2008, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our remaining real estate portfolio. We engaged an investment banking firm to assist us in analyzing and ultimately marketing our retail operations. As part of those marketing efforts, late in fiscal year 2008, we initially leased 37 owned store locations to an unrelated third party. During fiscal year 2009, the lease agreements were terminated. We are marketing the vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with a term of five to twenty years.

We completed our exit of the retail business as of July 31, 2009. Going forward, we expect that our only retail related activities will consist of the administration of extended service plans we previously sold and the payment of related claims. All activities related to extended service plans will be classified as discontinued operations.

We currently have approximately $111 million of equity and debt investments in four ethanol production entities, two of which we have a majority ownership interest in. We are considering making additional investments in the alternative energy segment during fiscal year 2010.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, sorghum, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn and sorghum are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn and sorghum prices, at times ethanol prices may lag movements in corn prices and, in an environment of higher prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins.

We expect our ethanol plants to produce approximately 2.8 gallons of ethanol for each bushel of grain processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by 2.8) as the “crush spread.” Should the crush spread decline, our ethanol plants are likely to generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We expect these decisions to be made on an individual plant basis, as there are different market conditions at each of our ethanol plants.

We attempt to manage the risk related to the volatility of grain and ethanol prices by utilizing forward grain purchase and forward ethanol and distillers grain sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

The crush spread realized in 2009 was subject to significant volatility. For example, for calendar year 2009, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $3.74 per bushel, with highs reaching nearly $4.20 per bushel and retreating to approximately $3.20 per bushel in the fall. Ethanol prices were generally in a range of approximately $1.50 to $1.70 per gallon for most of the year. Ethanol prices increased during the last three months of 2009 reaching as high as $2.00 per gallon. We believe this market volatility with respect to the CBOT crush spread was attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, global economic conditions, ethanol demand and current production concerns. In 2009, the CBOT crush spread ranged from approximately $0.19 to $0.63 per gallon of ethanol.

We reported segment profit in fiscal year 2009 (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $17.8 million in fiscal year 2009 compared to a loss of approximately $9.0 million in fiscal year 2008. The swing to profitability results from favorable crush spreads, particularly in the later parts of fiscal year 2009, and One Earth commencing production operations in the second quarter of fiscal year 2009. Approximately $13.0 million of the segment profit was earned in the fourth quarter. This period of time was when the crush spread was at its highest.

We expect that future operating results, from our consolidated subsidiaries, will be based upon annual production of between 130 and 140 million gallons, which assumes that Levelland Hockley and One Earth will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the 2009 results.

Ethanol Investments

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We have invested in five entities, four of which we remain invested in as of January 31, 2010, utilizing both equity and debt investments. We sold our investment in Millennium during fiscal year 2007.

The following table is a summary of our ethanol investments (amounts in thousands, except operating capacity and ownership percentages):

Entity	Initial Equity Investment	Operating Capacity Million Gallons Per Year	Effective Ownership Percentage	Debt Investment	Contingent Commitment

Levelland Hockley County Ethanol, LLC	$16,500	40	56%	$6,255	$1,532
Big River Resources, LLC-W Burlington		92	10%	—	—
Big River Resources, LLC-Galva	20,025	100	10%	—	—
Big River United Energy, LLC		100	5%	—	—
Patriot Renewable Fuels, LLC	16,000	100	23%	1,014	—
One Earth Energy, LLC	50,765	100	74%	—	—

Total	$103,290			$7,269	$1,532

Big River completed construction in the second quarter of fiscal year 2009 of its second plant which has a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. The plant is located in Galva, Illinois.

In August 2009, Big River acquired a 50.5% interest in an ethanol production facility which has a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. The plant is located in Dyersville, Iowa.

One Earth commenced production operations late in the second quarter of fiscal year 2009 and began generating revenue in the third quarter of fiscal year 2009.

Investment in Synthetic Fuel Partnerships

We had invested in three limited partnerships which owned facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. The Section 29/45K tax credit program expired on December 31, 2007. As such we do not expect to receive additional income from these investments except for the possibility of an additional payment on a facility formerly located in Gillette, Wyoming. Based upon the modified terms of a sales agreement, we are currently not able to predict the likelihood and timing of payments for production from September 30, 2006 to December 31, 2007 for this facility. We expect the payments, if any, to be made within the next two years. We have not recognized this income and will recognize income, if any, upon receipt of payment or upon our ability to reasonably assure ourselves of the timing and collectability of payment.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 5 and 19 of the Notes to the Consolidated Financial Statements for further discussions.

See Item 1A Risk Factors for further discussion of the risks involved with our synthetic fuel investments.

Real Estate Operations

At January 31, 2010, we had lease or sub-lease agreements, as landlord, for all or parts of ten former retail stores (108,000 square feet leased and 35,000 square feet vacant). We own nine of these properties and are the tenant/sub landlord for one of the properties. We have 31 owned former retail stores (385,000 square feet), and one former distribution center (180,000 square feet), that are vacant at January 31, 2010. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (156,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (300,000 square feet).

Retail

We completed the exit of our retail business during the second quarter of fiscal year 2009. We offered extended service contracts to our customers which typically provide, inclusive of manufacturers’ warranties, one to five years of warranty coverage. We plan to manage and administer these contracts over the life of the contracts. Service contract repair costs are charged to operations as incurred. We expect to continue recognizing extended service contract revenues and expenses (as discontinued operations) through January 2014, although the revenues will decline annually as we are no longer selling new contracts. We typically service a warranty claim through a network of third party repair and service providers. Warranty repair costs have been in the range of 19% to 25% of extended service contract revenue over the last three years; we expect these costs to average approximately 25% of extended service contract revenue in future years. Future expected amortization of deferred revenue and commission expense are as follows (amounts in thousands):

Years Ended January 31,	Deferred Revenue	Deferred Commission Expense

2011	$7,816	$2,396
2012	3,983	1,195
2013	1,864	565
2014	551	164

Total	$14,214	$4,320

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Fiscal Years Ended January 31, 2010 and 2009

Net Sales and Revenue – Net sales and revenue in fiscal year 2009 were $170.3 million, a 148.3% increase from $68.6 million in fiscal year 2008. Net sales and revenue do not include sales from retail and real estate operations classified in discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $101.0 million. Net sales and revenue from our real estate segment increased $0.7 million over the prior year to $1.1 million.

The following table reflects the approximate percent of net sales and revenue for each product and service group for the periods presented:

	Fiscal Year

Product or Service Category	2009	2008	2007

Ethanol	82%	82%	—%
Distiller grains	17	17	—
Leasing	1	1	100

Total	100%	100%	100%

Gross Profit – Gross profit was $19.7 million in fiscal year 2009, or 11.6% of net sales and revenue, versus $1.2 million in fiscal year 2008 or 1.8% of net sales and revenue. This represents an increase of $18.5 million. Gross profit for fiscal year 2009 increased by $21.1 million over the prior year as a result of operations in the alternative energy segment. Gross profit for fiscal year 2009 decreased by $2.6 million compared to the prior year from our real estate segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2009 were $6.0 million (3.5% of net sales and revenue), a decrease of $0.6 million or 9.1% from $6.6 million (9.7% of net sales and revenue) for fiscal year 2008. Compared to the prior year, these expenses declined approximately $0.3 million and $0.2 million in the corporate and other category and the alternative energy segment, respectively.

Interest Income – Interest income decreased to $0.4 million for fiscal year 2009 from $2.0 million for fiscal year 2008. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year. The lower yields are a result of the overall macroeconomic environment and not a result of a shift to investments with less risk.

Interest Expense – Interest expense increased to $4.7 million for fiscal year 2009 from $3.2 million for fiscal year 2008. The increase in interest expense was primarily attributable to the alternative energy segment as we had higher amounts of average debt outstanding upon the completion of One Earth’s ethanol plant.

Loss on Early Termination of Debt – During fiscal year 2009, we completed the early payoff of $8.0 million of mortgage debt prior to maturity. As a result, we expensed certain unamortized financing costs and prepayment penalties of approximately $89,000 as loss on early termination of debt.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2009 and 2008, we recognized income of approximately $6.0 million and $0.8 million, respectively from our equity investments in Big River and Patriot. Big River has a 92 million gallon plant which has been in operations since 2004. Big River opened an additional 100 million gallon plant during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a 100 million gallon plant in August 2009. Patriot completed construction of its ethanol facility with a nameplate capacity of 100 million gallons during the second quarter of fiscal year 2008. Income from Big River was approximately $2.5 million and $2.4 million in fiscal years 2009 and 2008, respectively. Although our proportionate 10% share of income from Big River has been consistent over the prior two years, we expect such income to be based upon increased sales in future years as the Big River Galva and Big River United Energy facilities are in production for a full year.

We recorded income of approximately $3.5 million and a loss of $1.5 million from Patriot in fiscal years 2009 and 2008, respectively. Patriot benefited in the current year from a full year of production and favorable crush spreads, particularly during the latter half of calendar year 2009.

Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to the 2009 results.

Income from Synthetic Fuel Investments – Results for fiscal year 2008 reflect the impact of our equity investment in two limited partnerships, Colona and Somerset, which produced synthetic fuels. The income recognized in fiscal year 2008 represents the final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. We recognized income from the sales of our interests in Colona and Somerset equal to certain percentages of the Section 29/45K tax credits attributable to the ownership interest sold, subject to production levels. The Section 29/45K tax credit program expired on December 31, 2007. We do not anticipate additional income or loss from these sales.

We also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to predict the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. We did not recognize any income from this sale during fiscal years 2009 or 2008.

Other Income – During fiscal year 2009, Levelland Hockley entered into an agreement with Layne Christensen Company (“Layne”) to settle litigation between the two parties. As a result of the settlement agreement, Layne paid Levelland Hockley $1.5 million. Of the proceeds received, approximately $0.3 million was recognized as other income during fiscal year 2009.

During fiscal year 2009, Levelland Hockley received notification from the United States Department of Agriculture that Levelland Hockley had been approved to receive funds under the Advanced Biofuel Producer Program. As a result, approximately $0.5 million was recognized as other income during fiscal year 2009. We anticipate applying to receive funds under this federal program assuming such federal programs are available and adequately funded by the government in future years.

Losses on Derivative Financial Instruments – We recognized losses of $2.5 million and $3.8 million during fiscal years 2009 and 2008, respectively, related to forward interest rate swaps that Levelland Hockley and One Earth entered into during fiscal year 2007. During fiscal year 2009, Levelland Hockley’s loss was $0.5 million and One Earth’s loss was $2.0 million. Levelland Hockley’s swap expires in April 2010 while One Earth’s swaps expire in July 2011 and July 2014. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. As interest rates declined during fiscal years 2009 and 2008, we incurred large losses on the interest rate swaps. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

Income Taxes – Our effective tax rate was a provision of 33.5% and a benefit of 31.1% for fiscal years 2009 and 2008, respectively. Our effective tax rate increased, as the noncontrolling interests in the income or loss of consolidated subsidiaries is presented in the Consolidated Statements of Operations after income tax benefit or provision. In addition, the effective tax rate was lower in fiscal year 2008 as a result of a federal tax credit available to certain ethanol producers. We do not anticipate benefiting from this credit in future years.

Income/Loss from Continuing Operations Including Noncontrolling Interests – As a result of the foregoing, income from continuing operations including noncontrolling interests was $9.1 million for fiscal year 2009 versus a loss of $6.1 million for fiscal year 2008.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of tax benefit, of $2.1 million in fiscal year 2009 compared to a loss of $2.2 million in fiscal year 2008. Five properties classified as discontinued operations were sold or abandoned during fiscal year 2009, resulting in a gain, net of tax expense, of $1.4 million. We sold 6 retail store locations classified as discontinued operations in fiscal year 2008; as a result, we had a gain from disposal of discontinued operations, net of a tax provision, of $1.8 million in fiscal year 2008. We expect income from discontinued operations to decline in future periods as our extended service plan activities wind down.

Noncontrolling Interests – (Income) or loss related to noncontrolling interests was $(3.9) million and $3.1 million during fiscal years 2009 and 2008, respectively, and represents the owners’ (other than us) share of the income of Levelland Hockley and One Earth. Noncontrolling interests of Levelland Hockley and One Earth was $(1.4) million and $(2.5) million, respectively during fiscal year 2009 and $2.3 million and $0.8 million, respectively during fiscal year 2008.

Net Income/Loss Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was $8.7 million for fiscal year 2009 compared to a net loss of $3.3 million for fiscal year 2008.

Business Segment Results

During fiscal year 2009, we realigned our reportable business segments to be consistent with changes to our management structure and reporting. We now have two segments: alternative energy and real estate. The real estate segment was formerly included in the retail segment. For former retail stores and warehouses closed which we have a retained interest in the related real estate, operations are now presented in the real estate segment based upon when retail operations ceased. Historical results from retail store operations have been reclassified as discontinued operations for all periods presented.

The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 20, our chief operating decision maker (as defined by ASC 280 “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

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

	Years Ended January 31,

	2010	2009	2008

Net sales and revenues:
Alternative energy	$169,175	$68,223	$—
Real estate	1,089	415	382

Total net sales and revenues	$170,264	$68,638	$382

	Years Ended January 31,

	2010	2009	2008

Segment gross profit (loss):
Alternative energy	$21,923	$807	$—
Real estate	(2,190)	398	364

Total gross profit	$19,733	$1,205	$364

Segment profit (loss):
Alternative energy segment	$17,811	$(8,992)	$22,404
Real estate	(2,373)	116	177
Corporate expenses	(1,721)	(2,038)	(2,077)
Interest expense	(369)	(387)	(1,032)
Interest income	263	1,788	3,575
Income from synthetic fuel investments	—	691	6,945

Income (loss) from continuing operations before income taxes and noncontrolling interests	$13,611	$(8,822)	$29,992

Alternative Energy

The alternative energy segment includes the consolidated financial results of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income or loss related to those investments and certain administrative expenses. One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009.

The following table summarizes sales from Levelland Hockley and One Earth by product group (amounts in thousands):

	Years Ended January 31,
	2010	2009

Ethanol	$140,443	$55,989
Dried distiller grains	20,223	6,478
Wet distiller grains	7,953	5,449
Other	556	307

Total	$169,175	$68,223

The following table summarizes selected operating data from Levelland Hockley and One Earth:

	Years Ended January 31,
	2010	2009

Average selling price per gallon of ethanol	$1.68	$2.14
Average selling price per ton of dried distiller grains	$112.29	$180.42
Average selling price per ton of wet distiller grains	$41.53	$51.74
Average cost per bushel of grain	$3.58	$4.82
Average cost of natural gas (per mmbtu)	$4.28	$9.01

Net sales and revenue for the current year increased $101.0 million over the prior year to $169.2 million, primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol declined from $2.14 in the prior year to $1.68 in the current year. Our sales were based upon 83.6 million gallons of ethanol in the current year compared to 26.2 million gallons in the prior year. We expect that net sales and revenue in future periods will be based upon production of approximately 130 million to 140 million gallons per year. This expectation assumes that One Earth and Levelland will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized at each respective plant.

Gross profit from these sales was approximately $21.9 million during the current year compared to $0.8 million during the prior year. Gross profit improved primarily as a result of One Earth beginning operations in fiscal year 2009. The crush spread realized improved during the third and fourth quarters of the current year, which is when One Earth began operations. Given the inherent volatility in ethanol and grain prices, we cannot predict the likelihood that the spread between ethanol and grain prices in future periods will remain favorable compared to historical periods.

We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Approximately 10-15% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in revenues of $24.9 million. Similarly, approximately 10-15% of our estimated corn/sorghum usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of corn/sorghum from current pricing would result in an increase in cost of goods of approximately $16.1 million.

Selling, general and administrative expenses were approximately $4.1 million in fiscal year 2009, a $0.2 million decrease from $4.3 million in fiscal year 2008. An impairment charge of approximately $1.3 million related to the write off of goodwill associated with the Levelland Hockley acquisition was recorded in fiscal year 2008. We incurred approximately $0.7 million in increased expenses (in fiscal year 2009) related to the start of operations at One Earth. We expect selling, general and administrative expenses in future periods to remain consistent with comparable historical periods.

Interest expense increased $1.7 million in the current year over the prior year to $4.5 million, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant. In addition, One Earth borrowed approximately $49.0 million during fiscal year 2009; the resulting higher outstanding debt amount also contributed to the increase in interest expense. Based on current interest rates, we expect interest expense to increase to approximately $5.8 million in fiscal year 2010 based on current debt levels and that we do not anticipate capitalizing significant amounts of interest now that all facilities are in operation.

Other income increased $0.8 million in the current year compared to the prior year. The increase is a result of Levelland Hockley recognizing a legal settlement of $0.3 million and grant income of $0.5 million in fiscal year 2009. We do not expect other income to be significant to our financial results in future periods.

Income from equity method investments in Big River and Patriot increased from $0.8 million in the prior year to $6.0 million in the current year. We recognized $2.5 million of income from Big River in fiscal year 2009 which is consistent with the prior year amount of $2.4 million. We recognized $3.5 million of income from Patriot in fiscal year 2009, which is $5.0 million higher than the loss of $1.5 million in the prior year. The fluctuation related to income from Patriot is primarily a result of fiscal year 2009 being the first year that Patriot was in production for a full year. Patriot was in production for approximately four months during fiscal year 2008. We expect that revenue recognized by Patriot in future periods will be consistent with the current year assuming that the plant continues to operate at or near nameplate capacity. We expect that revenue recognized by Big River in future periods will increase over the current year as it had two plants in operation for only a portion of fiscal year 2009.

Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

Losses on derivative financial instruments held by One Earth and Levelland were $2.5 million in the current year compared to $3.8 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

As a result of the factors discussed above, segment profit increased to $17.8 million in the current year from a loss of $9.0 million in the prior year.

Real Estate

The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2010, we had lease or sub-lease agreements, as landlord, for all or parts of ten former retail stores (108,000 square feet leased and 35,000 square feet vacant). We own nine of these properties and are the tenant/sub landlord for one of the properties. We have 31 owned former retail stores (385,000 square feet), and one former distribution center (180,000 square feet), that are vacant at January 31, 2010. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (156,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (300,000 square feet).

Net sales and revenue for the current year increased $0.7 million over the prior year to $1.1 million. The increase in revenue is primarily a result of 15 properties leased to Appliance Direct for a portion of the current year. Gross loss from these leases was approximately $2.2 million during the current year compared to gross profit of approximately $0.4 during the prior year. Gross profit declined as a result of expenses associated with vacant properties; the largest of which was a long-lived asset impairment charge of approximately $1.6 million. The increase in vacant properties is a result of the agreement we reached with Appliance Direct during the third quarter of the current year which relieved Appliance Direct of their obligation to lease properties from us. We expect lease revenue in fiscal year 2010 to be consistent with fiscal year 2009 based upon leases currently executed.

Selling, general and administrative expenses were approximately $183,000 in fiscal year 2009, consistent with the $289,000 in fiscal year 2008. We expect selling, general and administrative expenses in future periods to remain consistent with comparable historical periods.

As a result of the factors discussed above, segment profit decreased to a loss of $2.4 million in the current year from income of $0.1 million in the prior year. Excluding any property sales that may occur in fiscal year 2010, we expect to generate another segment loss in fiscal year 2010 based upon the current number of vacant properties.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the alternative energy, real estate or retail segments and income from synthetic fuel investments.

Selling, general and administrative expenses were $1.7 million in the current year consistent with the $2.0 million in the prior year.

Interest expense of $0.4 million in the current year is consistent with prior year expense.

Investment income was $0.3 million in the current year compared to $1.8 million in the prior year. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year. The lower yields are a result of the overall macroeconomic environment and not a result of a shift to investments with less risk.

There was no income from synthetic fuel investments in fiscal year 2009, compared to $0.7 million in the prior year. Prior year income represents the final settlements for Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. We do not expect additional income or loss from the Colona and Somerset partnership sales.

Comparison of Fiscal Years Ended January 31, 2009 and 2008

Net Sales and Revenue – Net sales and revenue in fiscal year 2008 were $68.6 million, a $68.2 million increase from $0.4 million in fiscal year 2007. Net sales and revenue do not include sales from retail and real estate operations classified in discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $68.2 million. Net sales and revenue from our real estate segment of $415,000 were consistent with the prior year amount of $382,000.

Gross Profit – Gross profit was $1.2 million in fiscal year 2008 versus $0.4 million for fiscal year 2007. This represents an increase of $0.8 million. Gross profit for fiscal year 2008 increased by $0.8 million over the prior year as a result of operations in the alternative energy segment. Our real estate segment had gross profit for fiscal year 2008 of $0.4 million consistent with the prior year.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2008 were approximately $6.6 million, a 34.0% increase from approximately $5.0 million for fiscal year 2007. Compared to the prior year, these expenses increased approximately $1.6 million in the alternative energy segment.

Interest Income – Interest income decreased to approximately $2.0 million for fiscal year 2008 from approximately $5.7 million for fiscal year 2007. Approximately $1.6 million of the decrease results from lower yields earned on our excess cash in fiscal year 2008. We recognized $1.3 million of interest income in fiscal year 2007 from our debt investment in Millennium Ethanol, LLC, which was sold in fiscal year 2007. We also had lower interest income in fiscal year 2008 from our consolidated ethanol entities of approximately $0.3 million, as excess cash was spent on the construction activities at Levelland Hockley and One Earth.

Interest Expense – Interest expense increased to approximately $3.2 million for fiscal year 2008 from approximately $0.6 million for fiscal year 2007. The increase in interest expense was primarily caused by the interest incurred on the Levelland Hockley credit facility subsequent to the commencement of operations at that plant. Prior to the commencement of operations at Levelland Hockley, related interest was capitalized. We capitalized $3.2 million in interest related to plant construction at Levelland Hockley and One Earth and our equity method investment in Patriot in fiscal year 2008. We capitalized $1.6 million of interest in fiscal year 2007.

Loss on Early Termination of Debt – During fiscal year 2007, we completed the early payoff of mortgages for 10 retail locations totaling approximately $7.1 million and modified the collateral securing the revolving line of credit. We incurred a charge of approximately $0.4 million related to this termination of debt.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2008 and 2007, we recognized income of $849,000 and $1,601,000, respectively from our equity investments in Big River and Patriot. Big River operates an ethanol facility with a nameplate capacity of 92 million gallons. Patriot completed construction of its ethanol facility with a nameplate capacity of 100 million gallons during the second quarter of fiscal year 2008. Income from Big River was $2,397,000 and $2,379,000 in fiscal years 2008 and 2007, respectively. We recorded a loss of $1,548,000 and $778,000 from Patriot in fiscal years 2008 and 2007, respectively.

Although our proportionate 10% share of income from Big River has been consistent over the past two years, we expected this to change as Big River was constructing its second ethanol plant with a nameplate capacity of 100 million gallons of ethanol. Future results will depend greatly on the crush spread, the future movement of which we are unable to predict. Thus, we are unable to predict whether results from Big River will continue to remain consistent with results from the last two years.

We also expect our proportionate 23% share of income from Patriot to change in future years. Fiscal year 2008 was the first year that Patriot was in operation as Patriot commenced production operations in the second quarter of fiscal year 2008. During fiscal year 2008, we reported an equity method loss in operations of $1.5 million, of which $0.5 million related to the effects of an interest rate swap. Also during fiscal year 2008, Patriot began production at a time when the crush spread did not provide for gross margins sufficient to cover interest expense and other general and administrative expenses. Future results will depend greatly on the crush spread, the future movement of which we are unable to predict. Thus, we are unable to predict whether results from Patriot will improve compared to the results from the last two years. However, we do expect revenues to increase as we expect Patriot to operate at or near nameplate capacity in future years.

Overall, we expect the trends in crush spread margins described in the “Overview” section to be generally consistent with the operating experience of Big River and Patriot as their results are dependent on the same key drivers (corn and natural gas pricing as well ethanol pricing, all of which are commodities.)

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

The income recognized in fiscal year 2008 represents the final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. We do not anticipate additional income or loss from the sales of our Colona and Somerset partnership interests.

We also sold our membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. The plant was subsequently sold and during the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to predict the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently predict the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. At January 31, 2009, we estimate that there is approximately 6.0 million tons of production for which we did not recognize income nor receive payment. We estimate this could result in approximately $2.3 million (net of phase out) of future income and cash receipts. We did not recognize any income from this sale during fiscal years 2008 or 2007.

Losses on Derivative Financial Instruments – We recognized losses of $3.8 million and $2.6 million during fiscal years 2008 and 2007, respectively, related to forward interest rate swaps that Levelland Hockley and One Earth entered into during fiscal year 2007. During fiscal year 2008, Levelland Hockley’s loss was $0.8 million and One Earth’s loss was $3.0 million.

Income Taxes – Our effective tax rate was a benefit of 31.1% and a provision of 37.5% for fiscal years 2008 and 2007, respectively. Our effective tax rate was lower in fiscal year 2008, as the noncontrolling interests in the loss of consolidated subsidiaries is presented in the statement of operations after income tax benefit or provision. In addition, the effective tax rate was lower in fiscal year 2008 as a result of a federal tax credit available to certain ethanol producers. We do not anticipate benefitting from this credit in future years.

Loss/Income from Continuing Operations Including Noncontrolling Interests – As a result of the foregoing, loss from continuing operations including noncontrolling interests was approximately $6.1 million for fiscal year 2008 versus income of $18.7 million for fiscal year 2007.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified them as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had a loss from discontinued operations, net of tax benefit, of $2.2 million in fiscal year 2008 compared to income of $3.8 million in fiscal year 2007. We sold 6 retail store locations classified as discontinued operations in fiscal year 2008 compared to selling 101 properties in fiscal year 2007. As a result, we had a gain from disposal of discontinued operations, net of a tax provision, of approximately $1.8 million in fiscal year 2008 compared to approximately $10.5 million in fiscal year 2007.

Noncontrolling Interests – (Income) loss related to noncontrolling interests of $3.2 million and $0.8 million, respectively, and represents the owners’ (other than us) share of the loss of Levelland Hockley and One Earth. Noncontrolling interests of Levelland Hockley and One Earth was $2.4 million and $0.8 million, respectively during fiscal year 2008 and $0.5 million and $0.3 million, respectively during fiscal year 2007.

Net Loss/Income Attributable to REX Common Shareholders – As a result of the foregoing, net loss attributable to REX common shareholders was approximately $3.3 million for fiscal year 2008 versus net income of approximately $33.9 million for fiscal year 2007.

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

The following table summarizes selected operating data from Levelland Hockley:

Year Ended January 31,
2009

Average selling price per gallon of ethanol	$2.14
Average selling price per ton of dried distiller grains	$180.42
Average selling price per ton of wet distiller grains	$51.74
Average cost per bushel of grain	$4.82
Average cost of natural gas (per mmbtu)	$9.01

Net sales and revenue for the current year increased to $68.2 million as Levelland Hockley commenced production operations during fiscal year 2008. Sales were based on approximately 31.9 million gallons during fiscal year 2008. We expect sales (from Levelland Hockley) in future years to be based on approximately 30 million to 40 million gallons should the plant at Levelland Hockley run at or near nameplate capacity during future years, which we believe is a reasonable assumption given the current operating environment at the plant and assuming that the crush spread remains at levels that support operations at or near nameplate capacity. We expect sales (from One Earth) in future years to be based on approximately 100 million gallons should the plant at One Earth run at or near nameplate capacity during future years, which we believe is a reasonable assumption dependent upon adequate crush spreads.

Gross profit from these sales was approximately $0.8 million (1.2% of net sales and revenue) during fiscal year 2008. Gross profit was lower than we expected, generally as a result of a decline in the spread between ethanol and grain prices and start up costs. In general, corn and grain prices increased more than ethanol prices during fiscal year 2008. Given the inherent volatility in ethanol and grain prices, we cannot predict the likelihood that the spread between ethanol and grain prices in future periods will remain favorable compared to historical periods.

We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months.

Selling, general and administrative expenses were approximately $4.3 million in fiscal year 2008, a $1.6 million increase from $2.7 million in fiscal year 2007. We incurred a non cash impairment charge of $1.3 million in fiscal year 2008 related to the write off of goodwill associated with the Levelland Hockley. We also incurred expenses of $2.0 million from Levelland Hockley in fiscal year 2008 compared to $0.4 million in fiscal year 2007. This increase results from Levelland Hockley commencing production operations in the second quarter of fiscal year 2008. Levelland Hockley was a development stage company during fiscal year 2007. Executive compensation declined by $1.5 million in fiscal year 2008, a result of the decline in segment profit. We expect selling, general and administrative expenses to increase in future periods once One Earth becomes fully operational, which we expect to occur in fiscal year 2009.

Interest income decreased to $0.3 million in fiscal year 2008 from $2.1 million in fiscal year 2007. Interest income from our debt investment in Millennium, which was sold during fiscal year 2007, accounted for a majority of the decrease in interest income.

Interest expense increased to $2.8 million in fiscal year 2008 as interest incurred by Levelland Hockley was not capitalized subsequent to the start of production operations. All interest incurred by Levelland Hockley in fiscal year 2007 was capitalized. We expect interest expense to increase in future years once One Earth becomes operational and ceases to capitalize interest on its debt.

Income from equity method investments in Big River and Patriot decreased from $1.6 million in the prior year to $0.8 million in the current year. We recognized $2.4 million of income from our investment in Big River in fiscal years 2008 and 2007. We recognized a loss of $1.5 million and $0.8 million during fiscal years 2008 and 2007, respectively from our investment in Patriot. The fluctuation related to income from Patriot is primarily a result of the start up of production in fiscal year 2008. Patriot was in production for approximately four months during fiscal year 2008.

Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods. However, we do expect Patriot to operate at or near nameplate capacity in future years, given the current operating environment at Patriot, which we believe is a reasonable assumption dependent upon adequate crush spreads.

Realized investment gains were $24.0 million in fiscal year 2007, as a result of the acquisition of our interest in Millennium by US BioEnergy Corporation. There was no such income in fiscal year 2008.

Losses on derivative financial instruments held by One Earth and Levelland were $3.8 million in the current year compared to $2.6 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

As a result of the factors discussed above, segment loss/profit decreased to a loss of $9.0 million in the current year from profit of $22.4 million in the prior year.

Real Estate

The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2009, we had lease or sub-lease agreements, as landlord, for all or parts of 41 owned properties, including 37 stores leased to subsidiaries of Appliance Direct, Inc. (“Appliance Direct”), a third party appliance chain. We did not operate a retail store at seven of these locations. We operated a retail store at the remaining 34 locations, which we anticipated closing throughout the first half of fiscal year 2009. We also own two distribution facilities, comprising approximately 650,000 square feet that we are marketing to sell or lease.

Net sales and revenue for the current year of $0.4 million is consistent with the prior year. We expected net sales and revenue to increase in future years as a result of the properties leased to Appliance Direct and our marketing efforts related to other vacant properties.

Gross profit from these sales was approximately $0.4 million during fiscal years 2008 and 2007. We expected gross profit to increase in future years as a result of the properties leased to Appliance Direct and our marketing efforts related to other vacant properties.

Selling, general and administrative expenses were approximately $289,000 in fiscal year 2008, consistent with the $210,000 in fiscal year 2007. We expected selling, general and administrative expenses in future periods to remain consistent with comparable historical periods.

As a result of the factors discussed above, segment profit decreased to $116,000 in fiscal year 2008 from $177,000 in fiscal year 2007.

Corporate and Other

Income from synthetic fuel investments declined to $0.7 million in fiscal year 2008 from $6.9 million in fiscal year 2007. The income recognized in fiscal year 2008 represents the estimated final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. During the third quarter of fiscal year 2006, we modified our agreement with the owners and operators of the Gillette synthetic fuel facility. Based on the terms of the modified agreement, we currently are not able to predict the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, we cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006.

Selling, general and administrative expenses were $2.0 million in fiscal year 2008, consistent with fiscal year 2007. Unallocated interest income was $1.8 million in fiscal year 2008, compared to $3.6 million in fiscal year 2007. The decrease resulted from lower yields earned during fiscal year 2008 on our excess cash as interest rates were generally lower in fiscal year 2008 compared to fiscal year 2007.

Liquidity and Capital Resources

Our primary sources of financing have been income from operations, sales of real estate and debt financing. Our primary uses of cash have been equity and debt investments in ethanol entities, construction of ethanol plants, long term debt repayments and stock repurchases.

Outlook – Our cash balance of $100.4 million includes $17.9 million held by Levelland Hockley and One Earth. Pursuant to the respective debt agreements, each plant is limited with respect to paying dividends. Thus, we expect that Levelland Hockley and One Earth will use the $17.9 million for working capital needs at these plants. All of our ethanol investments have significant amounts of long term debt and we expect these organizations to limit the payment of dividends based upon working capital needs and debt service requirements.

We are considering making additional investments in the alternative energy segment during fiscal year 2010. Other possible uses of our excess cash are to pay down long term mortgage debt and repurchase our common stock. In general, we will pay down long term debt when the interest rate environment is unfavorable as it relates to the type of debt (fixed rate versus variable rate) and if the specific debt does not contain significant prepayment penalties. Such pay downs are carried out at levels that do not impede on other cash requirements we may have, such as investments in prospective entities we are investigating. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. Such purchases are carried out at levels that do not impede on other cash requirements we may have, such as prospective investments in entities we are investigating. Historically, we have not incurred additional borrowings under our debt agreements to fund repurchases of our common stock. We also plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

During the first quarter of fiscal year 2010, we are expecting our financial performance from our ethanol plants to decline compared to the fourth quarter of fiscal year 2009 as the crush spread is decreasing from end of year 2009 levels. The near month crush spread (determined by information on CBOT) averaged approximately $0.39 per gallon of ethanol during the first quarter of fiscal year 2010 compared to approximately $0.56 per gallon of ethanol during the fourth quarter of fiscal year 2009.

Operating Activities – Net cash provided by operating activities was $11.0 million for fiscal year 2009 compared to $2.9 million in fiscal year 2008. For fiscal year 2009, operating cash flow was provided by net income of $12.6 million adjusted for the impact of impairment charges of $1.5 million and non-cash items of $(1.0) million, which consist of deferred income, the deferred income tax provision, gain on disposal of real estate and property and equipment, income from ethanol investments, and depreciation and amortization. Cash was provided by a decrease in inventory of $15.7 million, primarily due to our exit of the retail business. Additionally, cash was provided by a decrease in other assets of $1.9 million, primarily a result of prepaid commissions related to extended service contracts decreasing, reflecting our lower sales of this service. Accounts payable decreased $8.5 million, primarily a result of our exit of the retail business. Income taxes refundable increased $4.9 million as a result of an income tax loss carryback created during fiscal year 2009. Other liabilities decreased $2.1 million, as accruals for costs associated with our exit of the retail business were paid in fiscal year 2009. Accounts receivable increased $4.9 million; this was primarily a result of One Earth commencing production operations in fiscal year 2008.

Net cash provided by operating activities was $2.9 million for fiscal year 2008 compared to $14.8 million in fiscal year 2007. For fiscal year 2008, operating cash flow was used by a net loss of $6.5 million adjusted for the impact of impairment charges of $2.0 million, and a $3.4 million unrealized loss on derivative financial instruments, $1.1 million of stock based compensation expense and non-cash items of $5.4 million, which consist of deferred income, the deferred income tax provision, gain on disposal of real estate and property and equipment, income from ethanol investments, and depreciation and amortization. Cash was provided by a decrease in inventory of $25.6 million, primarily due to store closings during fiscal year 2008 and our planned exit of the retail business. Additionally, cash was provided by a decrease in other assets of $2.5 million, primarily a result of prepaid commissions related to extended service contracts decreasing, reflecting our lower sales of this service. Accounts payable decreased $8.6 million, primarily a result of lower levels of inventory and our planned exit of the retail business. Other liabilities decreased $3.7 million, as accruals for variable incentive compensation decreased $2.2 million, a result of the decline in profitability. Income taxes refundable increased $5.4 million as a result of a loss carryback created during fiscal year 2008. Accounts receivable increased $2.3 million; this was primarily a result of Levelland Hockley commencing production operations in fiscal year 2008.

Investing Activities – Net cash used in investing activities was $30.7 million for fiscal year 2009. Capital expenditures in fiscal year 2009 totaled $35.7 million, the majority of which was for the construction of One Earth’s ethanol plant. Cash of $4.8 million was provided by proceeds from the sale of real estate and property and equipment.

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

Financing Activities – Cash provided by financing activities was $28.2 million for fiscal year 2009. During fiscal year 2009, we borrowed $49.0 million in long term debt. One Earth accounted for all of the borrowing as One Earth used loan proceeds to complete construction of its ethanol plant. Repayments of debt totaled $20.4 million during fiscal year 2009. Stock option exercises in fiscal year 2009 generated cash of $6.0 million. During fiscal year 2009, we purchased approximately 0.6 million shares of our common stock for $6.5 million in open market transactions.

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

At January 31, 2010, we had a remaining authorization from our Board of Directors to purchase 482,701 shares of our common stock. All acquired shares will be held in treasury for possible future use.

At January 31, 2010, we had approximately $138.1 million of debt outstanding at a weighted average interest rate of 3.70%, with maturities from August 2011 to November 2015. During fiscal year 2009, we paid off $20.4 million of long-term mortgage debt from scheduled repayments and early payoffs. During fiscal year 2008, we paid off $6.7 million of long-term mortgage debt from scheduled repayments and early payoffs.

Levelland Hockley Subsidiary Level Debt

On September 27, 2006, Levelland Hockley entered into a construction and term loan agreement with Merrill Lynch Capital, now GE Business Financial Services, Inc. (“GE”), for a principal sum of up to

$43.7 million (including accrued interest). During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment date on June 30, 2008, payments are due in 59 equal monthly payments of principal and accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment is required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.25%) at January 31, 2010. Borrowings are secured by all assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX Stores Corporation or any of its other subsidiaries.

As of January 31, 2010, approximately $37.2 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. Levelland Hockley was in compliance with all covenants at January 31, 2010.

Levelland Hockley paid approximately $3.5 million for various fees associated with the construction and term loan agreement. These fees are recorded as prepaid loan fees and will be amortized over the loan term. At January 31, 2010, the Company’s proportionate share of restricted assets related to Levelland Hockley was approximately $13.2 million; Levelland Hockley’s restricted assets total approximately $23.6 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of Levelland Hockley per the terms of the loan agreement with GE.

One Earth Subsidiary Level Debt

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.3% to 3.4% at January 31, 2010). Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. This debt is recourse only to One Earth and not to REX Stores Corporation or any of its other subsidiaries.

Borrowings are secured by all property of One Earth. As of January 31, 2010, approximately $98.0 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at January 31, 2010. One Earth has paid approximately $1,364,000 in financing costs. These costs are recorded as prepaid loan fees and will be amortized over the loan term. At January 31, 2010, our proportionate share of restricted assets related to One Earth was approximately $47.9 million. One Earth’s restricted assets total approximately $65.0 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth has no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2010.

On a consolidated basis, approximately 24.8% of our net assets are restricted as of January 31, 2010.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, mortgaging and interest rate management.

The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2010 (amounts in thousands):

	Payment due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Lease obligations (a)	$2,579	$924	$1,262	$393	$—
Long-term debt obligations	138,120	12,831	29,881	95,033	375
Interest on variable rate debt (b)	18,050	5,214	8,770	4,066	—
Interest on fixed rate debt	621	183	279	144	15
Other (c)	255	255	—	—	—

Total (d)	$159,625	$19,407	$40,192	$99,636	$390

(a)

Amounts include minimum rentals of $0.5 million related to a warehouse location we no longer operate. We recognized expense related to the minimum rentals in fiscal years 2008 and 2009. We expect to pay these minimum rentals during fiscal years 2010 and 2011.

(b)	The interest rates effective as of January 31, 2010 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(c)	Amounts represent construction and related commitments of One Earth for construction of its ethanol producing plant.

(d)

We are not able to determine the likely settlement period for uncertain tax positions, accordingly $2,338,000 of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement period, if any, for interest rate swaps, accordingly $5,884,000 of liabilities for derivative financial instruments have been excluded from the table above. We are not able to determine the likely settlement period, if any, for forward grain purchase contracts totalling 5,762,000 bushels of grain, accordingly the amounts associated with these contracts have been excluded from the table above.

Seasonality and Quarterly Fluctuations

The impact of seasonal and quarterly fluctuations has not been material to our results of operations for the past three fiscal years.

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

Revenue Recognition – We recognize sales from the production of ethanol and distillers grains when title transfers to customers, generally upon shipment from our plant. Shipping and handling charges to ethanol customers are included in net sales and revenue.

We include income from our real estate leasing activities in net sales and revenue. We account for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

We sold retail product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. We retain the obligation to perform warranty service and such costs are charged to operations as incurred. All related revenue and expense is classified in discontinued operations.

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

Investments – The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which we are the primary beneficiary. The evaluation of consolidation under ASC 810 “Consolidation” is complex and requires judgments to be made. We consolidate the results of two majority owned subsidiaries, Levelland Hockley and One Earth, on a one month lag. See Note 6 of the Notes to the Consolidated Financial Statements for a further discussion of the acquisitions of Levelland Hockley and One Earth. Investments in businesses that we do not control, or maintain a majority voting interest or maintain a primary beneficial interest, but for which we have the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

Investments in debt securities are considered “held to maturity”, “available for sale”, or “trading securities” under ASC 320, “Investments-Debt and Equity Securities”. Under ASC 320, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The fair values of our investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis.

We periodically evaluate our investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If we determine that a decline in market value is other than temporary, then a charge to earnings is recorded in the accompanying Consolidated Statements of Operations for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Vendor Allowances – Vendors often funded, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances were deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product was sold. All such allowances were used in the wind down of the Company’s retail business during fiscal year 2009. Advertising costs were expensed as incurred.

Inventory Reserves – Inventory is recorded at the lower of cost or market, net of reserves established for estimated net realizable value. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide an inventory reserve, which is treated as a permanent write down of inventory, for inventory items that have a cost greater than net realizable value. The inventory reserve was approximately $0.6 million and $3.3 million at January 31, 2010 and January 31, 2009, respectively. Fluctuations in the inventory reserve generally relate to the levels and composition of such inventory at a given point in time. Assumptions we use to estimate the necessary reserve have not significantly changed over the last three fiscal years other than we no longer provide a reserve for obsolete retail inventory as this inventory was liquidated during fiscal year 2009. The assumptions we currently use include our estimates of the selling prices of ethanol and distillers grains.

Financial Instruments – Forward grain purchase and ethanol sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging” because these arrangements are for purchases of grain and sales of ethanol that will be delivered in quantities expected to be used by us over a reasonable period of time in the normal course of business. We use derivative financial instruments to manage our balance of fixed and variable rate debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Our swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the accompanying Consolidated Statements of Operations.

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards and other deferred tax assets. We determined that it is more likely than not that we will be able to generate sufficient taxable income in future years to allow for the full utilization of the AMT credit carryforward and other deferred tax assets other than those reserved. In determining the need for a valuation allowance, we have assumed that our ethanol plants and real estate assets will begin generating taxable income by fiscal year 2011. We are projecting that the operations of One Earth that began in fiscal year 2009 will also be profitable and that in future years, Levelland Hockley will show improved financial results over the current year. We are assuming that we will be relatively successful in our real estate marketing efforts. In addition, we have considered the fact that our AMT credit carryforward has an indefinite life. In general, we have used approximately $16.0 million as the assumed average of future years’ pre-tax income. We believe our assumed target level of earnings is reasonable based upon expectations of real estate rental income and ethanol plant operating income. In addition, we considered other positive factors in our assessment. Although during fiscal years 2008 and 2009 we realized a taxable loss, historically, we have generated cumulative profitability over the past several years and expect to begin producing taxable income by fiscal year 2011 through our ethanol and real estate operations. In addition, we have significant financial resources to deploy in future income producing activities.

The valuation allowance was approximately $0.6 million at both January 31, 2010 and January 31, 2009. Should estimates of future income differ significantly from our prior estimates, we could be required to make a material change to our deferred tax valuation allowance. The primary assumption used to estimate the valuation allowance has been estimates of future state taxable income. Such estimates can have material variations from year to year based upon expected levels of income from our ethanol plants, leasing income and gains on real estate sales. Factors that could negatively affect future taxable income include adverse changes in the commercial real estate market and the ethanol crush spread. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

We adopted the provisions of ASC 740-10-25-5 on February 1, 2007. As a result of the adoption of this accounting standard, we recorded a $0.3 million decrease to retained earnings. As of January 31, 2010, total unrecognized tax benefits were $2.2 million, and accrued penalties and interest were $0.1 million. If we were to prevail on all unrecognized tax benefits recorded, approximately $0.1 million of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

Recoverability of Long-Lived Assets – Given the nature of our business, each income producing property must be evaluated separately when events and circumstances indicate that the value of that asset may not be recoverable. We recognize an impairment loss when the fair value of the asset is less than its carrying amount. Changes in the real estate market for particular locations could result in changes to our estimates of the property’s value upon disposal. In addition, changes in expected future cash flows from our ethanol plants could result in additional impairment charges. Any adverse change in the spread between ethanol and grain prices could result in additional impairment charges.

Costs Associated with Exit Activities and Restructuring Costs – Restructuring charges include severance and associated employee termination costs, lease termination fees and other costs associated with the exit of our retail business. We record severance and associated employee termination costs pursuant to ASC 712, ASC 715 and ASC 420. ASC 420 requires that lease termination fees, net of expected sublease rental income, be recorded once the leased facility is no longer actively used in a revenue producing manner. Future changes to our estimates of employee layoffs or leased stores abandoned are unlikely to have a material impact on our restructuring accrual.

At January 31, 2010, we have an accrual of approximately $0.7 million for severance and other costs related to restructuring.

New Accounting Pronouncements

On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for us in the third quarter of fiscal year 2009.

During December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries. This guidance establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. We adopted the provisions of this guidance as of the beginning of its 2009 fiscal year. This guidance is to be applied prospectively as of the beginning of 2009 except for the presentation and disclosure requirements which are to be applied retrospectively. The consolidated financial statements conform to the presentation required under this guidance. Other than the change in presentation of noncontrolling interests, the adoption had no impact on our results of operations or financial position.

In April 2009, the FASB issued new accounting standards that require disclosures about the fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. These accounting standards are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these accounting standards did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued a new accounting standard which clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. This accounting standard is effective for interim and annual periods ending after June 15, 2009. We adopted this accounting standard in the second quarter of fiscal year 2009. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. We do not expect this statement to have a material impact on our consolidated financial statements.

There were no other new accounting standards issued during fiscal year 2009 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2010, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of ethanol related term loans, various mortgage notes payable secured by certain land, buildings and leasehold improvements and interest rate swaps.

Approximately $2.3 million of our debt consists of fixed rate debt. The interest rate on all fixed rate debt is 8.4%. The remaining $135.8 million of debt is variable rate debt. In general, the rate on the variable rate debt ranges from the one month LIBOR plus 4.1% to prime less 0.25%. If the variable interest rate increased 1%, we estimate our annual interest cost would increase approximately $1.4 million for the variable rate debt. Principal and interest are payable over terms which generally range from 5 to 10 years. The fair value of our long-term debt at January 31, 2010 was approximately $138.4 million. The fair value was estimated based on rates available to us for debt with similar terms and maturities. Including the impact of the interest rate swap agreements, approximately 81% of our indebtedness was based on fixed interest rates at January 31, 2010. Including the impact of the interest rate swap agreements, after April 30, 2010, approximately 55% of our indebtedness will be based on fixed interest rates as Levelland Hockley’s interest rate swap expires on April 30, 2010.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and other similar instruments. Levelland Hockley has purchase commitments for 2,261,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum by March 2010. Levelland Hockley has forward sales commitments for 4.2 million gallons of ethanol and 112,000 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distillers grains by March 2010. One Earth has forward purchase contracts for 3,501,000 bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the corn through March 2010. One Earth has sales commitments for 10.3 million gallons of ethanol and 25,200 tons of distiller grains. One Earth expects to deliver the ethanol and distiller grains through March 2010. Approximately 8% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of $24.9 million for the remaining 92% of forecasted ethanol production. Similarly, approximately 9% of our estimated corn/sorghum usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn/sorghum from current pricing would result in an increase in annual cost of goods of approximately $16.6 million for the remaining 91% of forecasted corn/sorghum usage.

Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap fixed the variable interest rate of the term loan, subsequent to the plant completion date, at 7.89%. The swap settlements commenced on April 30, 2008 and terminate on April 30, 2010. At January 31, 2010, we recorded a liability of $0.3 million, related to the fair value of the swap. The change in fair value was recorded as losses on derivative financial instruments in the accompanying Consolidated Statements of Operations.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha during fiscal years 2008 and 2007. The $50.0 million swap fixed a portion of the variable interest rate of the term loan, subsequent to the plant completion date, at 7.9% while the $25.0 million swap fixed the rate at 5.49%. The swap settlements commence as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on

July 31, 2011. At January 31, 2010, we recorded a liability of $5.6 million related to the fair value of the swaps. The changes in fair value were recorded as losses on derivative financial instruments in the accompanying Consolidated Statements of Operations.

A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at January 31, 2010 would change the fair value of the interest rate swap contracts by approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	January 31,

ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$100,398	$91,991
Accounts receivable-net	9,123	4,197
Inventory- net	8,698	24,374
Refundable income taxes	12,813	7,790
Prepaid expenses and other	2,691	1,063
Deferred taxes-net	6,375	13,230

Total current assets	140,098	142,645
Property and equipment-net	246,874	235,454
Other assets	8,880	12,414
Deferred taxes-net	8,468	18,697
Equity method investments	44,071	38,861
Investments in debt instruments	1,014	933
Restricted investments	2,100	2,284

TOTAL ASSETS	$451,505	$451,288

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in Thousands)

	January 31,

LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009

CURRENT LIABILITIES:
Current portion of long term debt and capital lease obligations – alternative energy	$12,935	$5,898
Current portion of long term debt – other	371	1,576
Accounts payable –trade	6,976	24,917
Deferred income	7,818	11,952
Accrued restructuring charges	511	4,171
Deferred gain on sale and leaseback	—	1,558
Accrued real estate taxes	2,968	1,002
Derivative financial instruments	1,829	1,996
Other current liabilities	5,442	5,199

Total current liabilities	38,850	58,269

LONG TERM LIABILITIES:
Long term debt and capital lease obligations – alternative energy	124,093	94,003
Long term debt – other	2,596	9,936
Deferred income	6,396	13,796
Deferred gain on sale and leaseback	—	3,467
Derivative financial instruments	4,055	4,032
Other	419	4,152

Total long term liabilities	137,559	129,386

COMMITMENTS AND CONTINGENCIES EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 and 29,853 shares issued at par	299	299
Paid in capital	141,698	142,486
Retained earnings	290,984	282,332
Treasury stock, 20,045 and 20,471 shares	(186,407)	(186,057)
Accumulated other comprehensive income, net of tax	49	—

Total REX shareholders’ equity	246,623	239,060
Noncontrolling interests	28,473	24,573

Total equity	275,096	263,633

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$451,505	$451,288

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,

	2010	2009	2008

Net sales and revenue	$170,264	$68,638	$382
Cost of sales	150,531	67,433	18

Gross profit	19,733	1,205	364
Selling, general and administrative expenses	(6,025)	(6,640)	(4,955)
Interest income	445	2,044	5,714
Interest expense	(4,741)	(3,174)	(604)
Loss on early termination of debt	(89)	—	(423)
Equity in income of unconsolidated ethanol affiliates	6,027	849	1,601
Realized investment gains	—	—	23,951
Income from synthetic fuel investments	—	691	6,945
Other income	748	—	—
Losses on derivative financial instruments	(2,487)	(3,797)	(2,601)

Income (loss) from continuing operations before income taxes and noncontrolling interests	13,611	(8,822)	29,992
(Provision) benefit for income taxes	(4,553)	2,747	(11,245)

Income (loss) from continuing operations including noncontrolling interests	9,058	(6,075)	18,747
Income (loss) from discontinued operations, net of tax	2,120	(2,176)	3,809
Gain on disposal of discontinued operations, net of tax	1,374	1,798	10,470

Net income (loss) including noncontrolling interests	12,552	(6,453)	33,026
Net (income) loss attributable to noncontrolling interests	(3,900)	3,156	841

Net income (loss) attributable to REX common shareholders	$8,652	$(3,297)	$33,867

Weighted average shares outstanding – basic	9,254	10,170	10,420

Basic income (loss) per share from continuing operations attributable to REX common shareholders	$0.55	$(0.29)	$1.88
Basic income (loss) per share from discontinued operations attributable to REX common shareholders	0.23	(0.21)	0.37
Basic income per share on disposal of discontinued operations attributable to REX	0.15	0.18	1.00

Basic net income (loss) per share attributable to REX common shareholders	$0.93	$(0.32)	$3.25

Weighted average shares outstanding – diluted	9,551	10,170	11,721

Diluted income (loss) per share from continuing operations attributable to REX common shareholders	$0.54	$(0.29)	$1.67
Diluted income (loss) per share from discontinued operations attributable to REX common shareholders	0.22	(0.21)	0.33
Diluted gain per share on disposal of discontinued operations attributable to REX common shareholders	0.15	0.18	0.89

Diluted net income (loss) per share attributable to REX common shareholders	$0.91	$(0.32)	$2.89

Amounts attributable to REX common shareholders:
Income (loss) from continuing operations, net of tax	$5,158	$(2,919)	$19,588
Income (loss) from discontinued operations, net of tax	3,494	(378)	14,279

Net income (loss)	$8,652	$(3,297)	$33,867

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended January 31,

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$12,552	$(6,453)	$33,026
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,603	5,061	2,428
Stock based compensation expense	234	1,143	1,413
Impairment charges	1,533	1,961	158
Income from equity method investments	(6,027)	(849)	(1,601)
Dividends received from equity method investments	702	900	525
Income from synthetic fuel investments	—	(691)	(6,945)
(Gains) losses on derivative financial instruments	(144)	3,427	2,601
Gain on sale of investments	—	—	(23,951)
Gain on disposal of real estate and property and equipment	(2,003)	(3,410)	(16,584)
Deferred income	(16,559)	(6,776)	(4,819)
Excess tax benefits from stock option exercises	—	(12)	(69)
Deferred income tax	12,958	601	2,909
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,926)	(2,320)	126
Inventory	15,676	25,559	20,145
Prepaid expenses and other current assets	(1,628)	(93)	(859)
Income taxes refundable	(4,924)	(5,390)	—
Other long term assets	3,534	2,481	5,195
Accounts payable-trade	(8,457)	(8,560)	(3,041)
Other liabilities	(2,146)	(3,656)	4,172

Net cash provided by operating activities	10,978	2,923	14,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,652)	(101,271)	(68,754)
Proceeds from sale of synthetic fuel investments	—	1,264	15,210
Purchase of investments	(25)	(933)	(10,000)
Proceeds of note receivable and sale of investments	—	—	39,541
Acquisition, net of cash acquired	—	—	8,703
Proceeds from sale of real estate and property and equipment	4,756	9,172	94,775
Restricted investments	184	197	(75)

Net cash (used in) provided by investing activities	(30,737)	(91,571)	79,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	48,958	75,890	25,424
Payments of long term debt	(20,376)	(6,724)	(26,023)
Stock options exercised	6,038	1,453	5,596
Excess tax benefits from stock option exercises	—	12	69
Treasury stock acquired	(6,454)	(17,708)	(14,587)

Net cash provided by (used in) financing activities	28,166	52,923	(9,521)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,407	(35,725)	84,708
CASH AND CASH EQUIVALENTS-Beginning of year	91,991	127,716	43,008

CASH AND CASH EQUIVALENTS-End of year	$100,398	$91,991	$127,716

Non cash activities–Accrued capital expenditures	$265	$6,474	$8,100
Non cash activities–Assets acquired by capital leases	$—	$2,922	$—
Non cash activities–Payable related to plant construction refinanced to long term debt	$9,749	$—	$—

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008
(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2007, as reported	29,513	$295	19,089	$(161,092)	$139,337	$252,249	$—	$—	$230,789

Effects of adoption of new accounting standard for noncontrolling interests	—	—	—	—	—	—	—	11,443	11,443

Balance at January 31, 2007, as adjusted	29,513	295	19,089	(161,092)	139,337	252,249	—	11,443	242,232

Net income						33,867		(841)	33,026

Effects of adoption of new accounting standard for income taxes						(287)			(287)

Treasury stock acquired			971	(18,045)					(18,045)

Stock based compensation					1,413				1,413

Stock options and related tax effects	300	3	(966)	8,444	607				9,054

Noncontrolling interests distribution						(200)		295	95

Acquisition of One Earth								16,832	16,832

Unrealized holding gains, net of tax							9,717		9,717

Reclassification adjustment for net gains included in net income, net of tax	—	—	—	—	—	—	(9,717)	—	(9,717)

Balance at January 31, 2008	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$—	$27,729	$284,320

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008
(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

			(In Thousands)

Balance at January 31, 2008	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$—	$27,729	$284,320

Net loss						(3,297)		(3,156)	(6,453)

Treasury stock acquired			1,636	(17,708)					(17,708)

Stock based compensation					1,143				1,143

Stock options and related tax effects	40	1	(259)	2,344	(14)	—	—	—	2,331

Balance at January 31, 2009	29,853	299	20,471	(186,057)	142,486	282,332	—	24,573	263,633

Net income						8,652		3,900	12,552

Treasury stock acquired			1,257	(15,694)					(15,694)

Stock based compensation					234				234

Stock options and related tax effects			(1,683)	15,344	(1,022)				14,322

Unrealized holding gains, net of tax	—	—	—	—	—	—	49	—	49

Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096

See notes to consolidated financial statements.

REX STORES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX Stores Corporation, its wholly-owned and majority owned subsidiaries and entities in which REX maintains a primary beneficial interest (the “Company”). All significant intercompany balances and transactions have been eliminated. As of January 31, 2010, the Company maintains ownership interests in four ethanol entities and manages a portfolio of real estate located in 19 states. The Company operates in two reportable segments, alternative energy and real estate. The Company completed the exit of its retail business during fiscal year 2009 although it will continue to recognize, in discontinued operations, revenue and expense associated with administering extended service policies.

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

Concentrations of Risk – The Company maintains cash and cash equivalents in accounts with financial institutions which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk on its cash and cash equivalents. During fiscal years 2009 and 2008, two customers accounted for approximately 64% and 87%, respectively of the Company’s net sales and revenue. At January 31, 2010, these customers represented approximately 41% of the Company’s accounts receivable balance.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The market value of inventory is often dependent upon changes in commodity prices. These reserves totaled $591,000 and $3,297,000 at January 31, 2010 and 2009, respectively.

The components of inventory at January 31, 2010, and January 31, 2009 are as follows (amounts in thousands):

	2010	2009

Retail merchandise, net	$190	$22,318
Ethanol and other finished goods, net	1,784	487
Work in process, net	1,577	341
Grain and other raw materials	5,147	1,228

Total	$8,698	$24,374

Property and Equipment – Property and equipment is recorded at cost. Assets under capital leases are capitalized at the lower of the net present value of minimum lease payments or the fair market value of the leased asset. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment. The components of property and equipment at January 31, 2010 and 2009 are as follows (amounts in thousands):

	2010	2009

Land and improvements	$26,405	$24,073
Buildings and improvements	59,024	40,987
Machinery, equipment and fixtures	187,526	70,408
Leasehold improvements	569	3,396
Construction in progress	127	121,333

	273,651	260,197
Less: accumulated depreciation	(26,777)	(24,743)

	$246,874	$235,454

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge included in selling, general and administrative expenses in the consolidated statements of operations of $1,533,000 in fiscal year 2009. The Company recorded an impairment charge classified as discontinued operation of $639,000 and $158,000 in the fiscal years ended January 31, 2008 and 2007, respectively. The impairment charges in fiscal year 2009 relate to individual properties in the Company’s real estate segment. The impairment charges in fiscal years 2008 and 2007 all relate to individual stores in the Company’s former retail segment. These impairment charges are primarily related to increased competition in local markets and/or unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Investments – Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2010 and 2009 are required by two states to cover possible future claims under extended service policies. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at January 31, 2010 and 2009. The Company has the intent and ability to hold these securities to maturity.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, Levelland Hockley and One Earth, with a one month lag. See Note 6 for a further discussion of the acquisitions of Levelland Hockley and One Earth. The Company accounts for investments in LLCs in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method with a one month lag. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

Investments in debt securities are considered “held to maturity”, “available for sale”, or “trading securities” under ASC 320, “Investments-Debt and Equity Securities”. Under ASC 320, held to maturity securities are required to be carried at their cost; while available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. The fair values of investments in debt securities are determined based upon market quotations and various valuation techniques, including discounted cash flow analysis.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in the Consolidated Statements of Operations and a new cost basis in the investment is established.

Revenue Recognition – The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, generally upon shipment from the ethanol plant. Shipping and handling charges to ethanol customers are included in net sales and revenue.

The Company includes income from its real estate leasing activities in net sales and revenue. The Company accounts for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

The Company sold, prior to its exit of the retail business, extended service policies covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. The Company retains the obligation to perform warranty service and such costs are charged to operations as incurred. All related revenue and expense is classified as discontinued operations.

The Company recognized income from synthetic fuel partnership sales as production was completed and collectability of receipts was reasonably assured. The Company was paid for actual tax credits earned as the synthetic fuel was produced with the exception of production at the Pine Mountain (Gillette) facility. See Note 5 for a further discussion of synthetic fuel partnership sales.

Costs of Sales – Ethanol cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

Real estate cost of sales includes depreciation, real estate taxes, insurance, repairs and maintenance and other costs directly associated with operating the Company’s portfolio of real property.

Vendor Allowances and Advertising Costs – Vendors often funded, up front, certain advertising costs and exposure to general changes in pricing to customers due to technological change. Allowances were deferred as received from vendors and recognized into income as an offset to the cost of merchandise sold when the related product was sold or expense incurred. All such allowances were used in the wind down of the Company’s retail business during fiscal year 2009. Advertising costs were expensed as incurred.

Selling, General and Administrative Expenses – The Company includes non-production related costs from its alternative energy segment such as utilities, property taxes, professional fees and certain payroll in selling, general and administrative expenses.

The Company includes costs not directly related to operating its portfolio of real property from its real estate segment such as certain payroll and related costs, professional fees and other general expenses in selling, general and administrative expenses.

Interest Cost – Interest expense of approximately $4,741,000, $3,174,000 and $604,000 for fiscal years 2009, 2008 and 2007, respectively, is net of approximately $1,651,000, $3,167,000 and $1,565,000 of interest capitalized related to equity investments, store improvements, ethanol plant or warehouse construction. Cash paid for interest in fiscal years 2009, 2008 and 2007 was approximately $2,886,000, $2,592,000 and $2,017,000, respectively.

Deferred Financing Costs – Direct expenses and fees associated with obtaining long-term debt are capitalized and amortized to interest expense over the life of the loan using the effective interest method.

Financial Instruments – Forward grain purchase and ethanol and distillers grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging” because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol quantities expected to be produced over a reasonable period of time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the statements of consolidated operations. The Company paid settlements of interest rate swaps of approximately $2,510,000, $369,000 and $0 in fiscal years 2009, 2008 and 2007, respectively.

Restructuring Costs – Restructuring charges include severance and associated employee termination costs, lease termination fees and other costs associated with the exit of the Company’s retail business. The Company records severance and associated employee termination costs pursuant to ASC 712, ASC 715 and ASC 420. ASC 420 requires that lease termination fees, net of expected sublease rental income, be recorded once the leased facility is no longer actively used in a revenue producing manner. Future changes to the Company’s estimates of employee layoffs or leased stores abandoned are unlikely to have a material impact on the Company’s restructuring accrual.

Stock Compensation – The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. The Company adopted ASC 718 “Compensation-Stock Compensation”, on February 1, 2006. The Company chose the Modified Prospective Application (“MPA”) method for implementing this accounting standard. Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of February 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior to its adoption of this accounting standard, the Company accounted for stock-based compensation in compliance with APB 25, under which no compensation cost was recognized. ASC 718 also requires the Company to establish the beginning balance of the additional paid in capital pool (“APIC pool”) related to actual tax deductions from the exercise of stock options. This APIC pool is available to absorb tax shortfalls (actual tax deductions less than recognized compensation expense) recognized subsequent to the adoption of ASC 718. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FASB Staff Position provided companies with the option to use either the transition method prescribed by ASC 718 or a simplified alternative method described in the staff position. The Company chose to utilize the transition method prescribed by ASC 718, which requires the calculation of the APIC pool as if the Company had adopted ASC 718 for fiscal years beginning after December 15, 1994.

No options were granted in the fiscal years ended January 31, 2010, January 31, 2009 or January 31, 2008. The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2010:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding—Beginning of
year	2,715	$9.63
Granted	—	—
Exercised	(1,683)	8.87
Canceled or expired	(208)	13.75

Outstanding and exercisable—End of year	824	$10.14	2.0	$4,097

The total intrinsic value of options exercised in the fiscal years ended January 31, 2010, 2009 and 2008, was approximately $7.2 million, $2.2 million and $14.6 million, respectively, resulting in tax deductions to realize benefits of approximately $0.5 million, $0.9 million and $2.1 million, respectively. At January 31, 2010, there was no unrecognized compensation cost related to nonvested stock options. See Note 13 for a further discussion of stock options.

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

Discontinued Operations – The Company classifies sold real estate assets and operations from its former retail segment in discontinued operations when the operations and cash flows of the store or real estate assets have been (or will be) eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store or real estate assets after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors. For purposes of reporting the operations of stores or real estate assets meeting the criteria for discontinued operations, the Company reports net sales and revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those stores operations or real estate assets as discontinued operations. For stores and warehouses closed for which the Company has a retained interest in the related real estate, operations are presented in the real estate segment when retail operations cease. Certain corporate level charges, such as general office expense, certain interest expense, and other “fixed” expenses are not allocated to discontinued operations because the Company believes that these expenses were not specific to components’ operations.

New Accounting Pronouncements – On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not change or alter existing

U.S. GAAP. The Codification became effective for the Company in the third quarter of fiscal year 2009.

During December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries. This guidance establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted the provisions of this guidance as of the beginning of its 2009 fiscal year. This guidance is to be applied prospectively as of the beginning of 2009 except for the presentation and disclosure requirements which are to be applied retrospectively. The consolidated financial statements conform to the presentation required under this guidance. Other than the change in presentation of noncontrolling interests, the adoption had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting standards that require disclosures about the fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. These accounting standards are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these accounting standards did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued a new accounting standard which clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. This accounting standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this accounting standard in the second quarter of fiscal year 2009. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. The Company does not expect this statement to have a material impact on its consolidated financial statements.

There were no other new accounting standards issued during fiscal year 2009 that had or are expected to have a material impact on the Company’s consolidated financial statements.

2.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit (loss), net income (loss) and net income (loss) per share (basic and diluted) for each quarter during the last two fiscal years. The unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010

Net sales and revenue (a)	$14,248	$17,145	$61,697	$77,174
Gross profit (a)	275	912	5,661	12,885
Net (loss) income	(1,731)	837	2,273	7,273
Basic net (loss) income per share attributable to REX common shareholders (b)	$(0.19)	$0.09	$0.25	$0.78
Diluted net (loss) income per share attributable to REX common shareholders (b)	$(0.19)	$0.09	$0.24	$0.75

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009

Net sales and revenue (a)	$1,262	$24,971	$22,539	$19,866
Gross profit (loss) (a)	151	740	(2,357)	2,671
Net income (loss)	1,526	1,206	(650)	(5,379)
Basic net income (loss) per share attributable to REX common shareholders (b)	$0.14	$0.11	$(0.07)	$(0.57)
Diluted net income (loss) per share attributable to REX common shareholders (b)	$0.13	$0.11	$(0.07)	$(0.57)
`

a)	Amounts differ from those previously reported as a result of retail operations and certain real estate assets sold being reclassified as discontinued operations.

b)

The total of the quarterly net income (loss) per share amounts do not equal the annual net loss or income per share amount due to the impact of varying amounts of shares and options outstanding during the year.

During the fourth quarter of fiscal year 2009, the Company identified an error in its classification of certain closed retail stores in continuing operations as of January 31, 2009 and for the interim periods subsequent to January 31, 2009 and for the classification of its extended warranty operations in continuing operations for interim periods subsequent to April 30, 2009. Management has evaluated the affects of the error on the consolidated financial statements for the years ended January 31, 2009 and 2008 and concluded the error was not material. The errors had no impact on the Company’s Consolidated Balance Sheet or the Consolidated Statements of Cash Flows for the years ended January 31, 2009, 2008 or 2007. The Company corrected the presentation for the years ended January 31, 2009 and 2008 in the accompanying Consolidated Statements of Operations. The errors had no impact on net income or loss on the Company’s Consolidated Statements of Operations; however it did impact the presentation of income or loss from continuing and discontinued operations by amounts not exceeding $30,000.

Because of the significance of the error correction to interim periods, the Company has summarized the effect of the restatement on the Consolidated Condensed Statements of Operations for the three-month periods ended April 30, 2009, July 31, 2009 and October 31, 2009, and the effect of the retrospective application of applying ASC 205-20 “Discontinued Operations” to financial statements previously issued. The impact of the correction of the error specific to income (loss) from continuing operations for the three-month periods ended April 30, 2009, July 31, 2009 and October 31, 2009 was $832,000, ($1,435,000) and ($556,000), respectively. The following reconciles certain amounts reported in the Consolidated Condensed Statements of Operations previously reported to the reclassified and corrected amounts reported currently:

Three Months Ended April 30, 2009	As Reported	Reclassified for Operations Discontinued in Subsequent Periods and Correction of Error	As Restated

Net sales and revenue	$29,734	$(15,486)	$14,248
Cost of sales	25,015	(11,042)	13,973
Gross profit	4,719	(4,444)	275
Selling, general and administrative expenses	5,749	(4,738)	1,011
Interest expense	878	(65)	813
(Loss) income from continuing operations including noncontrolling interests	(1,951)	312	(1,639)
(Loss) income from discontinued operations, net of tax	(402)	(184)	(586)
Loss on sale of discontinued operations, net of tax	—	(128)	(128)
Net loss attributable to REX common shareholders	(1,731)	—	(1,731)
Basic and diluted (loss) earnings per share from continuing operations attributable to REX common shareholders	$(0.14)	$0.03	$(0.11)
Basic and diluted loss per share from discontinued operations attributable to REX common shareholders	$(0.05)	$(0.02)	$(0.07)
Basic and diluted loss per share from loss on sale of discontinued operations attributable to REX common shareholders	$—	$(0.01)	$(0.01)
Basic and diluted net loss per share attributable to REX common shareholders	$(0.19)	$—	$(0.19)

Three Months Ended July 31, 2009	As Reported	Reclassified for Operations Discontinued in Subsequent Periods and Correction of Error	As Restated

Net sales and revenue	$21,477	$(4,332)	$17,145
Cost of sales	17,912	(1,679)	16,233
Gross profit	3,565	(2,653)	912
Selling, general and administrative expenses	1,905	(336)	1,569
Income (loss) from continuing operations including noncontrolling interests	442	(1,435)	(993)
(Loss) income from discontinued operations, net of tax	(52)	1,435	1,383
Gain on sale of discontinued operations, net of tax	251	—	251
Net income attributable to REX common shareholders	837	—	837
Basic and diluted earnings (loss) per share from continuing operations attributable to REX common shareholders	$0.07	$(0.15)	$(0.08)
Basic and diluted (loss) earnings per share from discontinued operations attributable to REX common shareholders	$(0.01)	$0.15	$0.14
Basic and diluted earnings per share from gain on sale of discontinued operations attributable to REX common shareholders	$0.03	$—	$0.03
Basic and diluted net income per share attributable to REX common shareholders	$0.09	$—	$0.09

Three Months Ended October 31, 2009	As Reported	Reclassified for Operations Discontinued in Subsequent Periods and Correction of Error	As Restated

Net sales and revenue	$64,416	$(2,719)	$61,697
Cost of sales	56,556	(520)	56,036
Gross profit	7,860	(2,199)	5,661
Selling, general and administrative expenses	2,581	(1,347)	1,234
Income (loss) from continuing operations including noncontrolling interests	3,307	(556)	2,751
Income (loss) from discontinued operations, net of tax	(22)	556	534
Net income attributable to REX common shareholders	2,273	—	2,273
Basic earnings (loss) per share from continuing operations attributable to REX common shareholders	$0.25	$(0.06)	$0.19
Diluted earnings (loss) per share from continuing operations attributable to REX common shareholders	$0.24	$(0.06)	$0.18
Basic earnings per share from discontinued operations attributable to REX common shareholders	$—	$0.06	$0.06
Diluted earnings per share from discontinued operations attributable to REX common shareholders	$—	$0.06	$0.06
Basic net income per share attributable to REX common shareholders	$0.24	$—	$0.24
Diluted net income per share attributable to REX common shareholders	$0.24	$—	$0.24

3.	INVESTMENTS

The Company has debt and equity investments. The debt investments are accounted for under ASC 320, “Investments-Debt and Equity Securities”, while the equity investments are accounted for under ASC 323 “Investments-Equity Method and Joint Ventures”. The following tables summarize investments at January 31, 2010 and 2009 (amounts in thousands):

Debt Securities January 31, 2010

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$1,014	$933

Debt Securities January 31, 2009

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$933	$933

Unrealized holding gains were $81,000 ($49,000 net of income taxes) at January 31, 2010. There were no unrealized holding gains at January 31, 2009.

The Company has $743,000 and $933,000 at January 31, 2010 and 2009, respectively, on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 2.7% and 2.3% at January 31, 2010 and 2009, respectively.

In addition to the deposit with the Florida Department of Financial Services, the Company has $1,357,000 and $1,351,000 at January 31, 2010 and 2009, respectively, invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. This investment earned 0.1% and 1.3% at January 31, 2010 and 2009, respectively.

Equity Method Investments January 31, 2010

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$25,660	$20,025

Patriot Renewable Fuels, LLC	23%	18,411	16,000

Total Equity Securities		$44,071	$36,025

Equity Method Investments January 31, 2009

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$23,850	$20,000

Patriot Renewable Fuels, LLC	23%	15,011	16,000

Total Equity Securities		$38,861	$36,000

On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River, an Iowa limited liability company and holding company for several entities. The Company funded this investment in exchange for a 10% ownership interest. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, presently operates a 92 million gallon ethanol manufacturing facility. Big River Resources Galva, LLC, a wholly owned subsidiary of Big River, presently operates a 100 million gallon ethanol manufacturing facility. Big River Resources United Energy, LLC, a 50.5% owned subsidiary of Big River, presently operates a 100 million gallon ethanol manufacturing facility. The Company recorded income of $2,487,000, $2,397,000 and $2,379,000 as its share of earnings from Big River during fiscal years 2009, 2008 and 2007, respectively.

On June 8, 2006, the Company entered into an agreement to invest $16 million in Patriot which commenced production operations during fiscal year 2008. The Company funded this investment on December 4, 2006 in exchange for a 23% ownership interest. The facility has a nameplate capacity of 100 million gallons annually and began operations during the second quarter of fiscal year 2008. The Company recorded income of $3,540,000 and losses of $1,548,000 and $778,000 as its share of earnings or loss from Patriot during fiscal years 2009, 2008 and 2007, respectively.

Undistributed earnings of equity method investees totaled approximately $6.8 million at January 31, 2010.

Summarized financial information for each of the Company’s equity method investees, as of their fiscal year end, is presented in the following table (amounts in thousands):

As of December 31, 2009

	Patriot	Big River

Current assets	$24,767	$101,710

Non current assets	179,954	371,669

Total assets	$204,721	$473,379

Current liabilities	$13,941	$46,162

Long-term liabilities	120,636	176,755

Total liabilities	$134,577	$222,917

Noncontrolling interests	$—	$11,530

As of December 31, 2008

	Patriot	Big River

Current assets	$16,362	$77,298

Non current assets	179,358	262,752

Total assets	$195,720	$340,050

Current liabilities	$16,374	$41,638

Long-term liabilities	126,490	77,237

Total liabilities	$142,864	$118,875

Noncontrolling interests	$—	$811

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

Year Ended December 31, 2009

	Patriot	Big River

Net sales and revenue	$213,709	$448,145

Gross profit	$26,556	$43,317

Income from continuing operations	$17,288	$25,225

Net income	$17,288	$25,225

Year Ended December 31, 2008

	Patriot	Big River

Net sales and revenue	$63,534	$343,698

Gross (loss) profit	$(2,029)	$34,735

(Loss) income from continuing operations	$(9,103)	$24,540

Net (loss) income	$(9,103)	$24,540

Year Ended December 31, 2007

	Patriot	Big River

Net sales and revenue	$—	$130,449

Gross profit	$—	$26,416

(Loss) income from continuing operations	$(2,213)	$31,883

Net (loss) income	$(2,213)	$31,883

Both Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at January 31, 2010 are approximately $298,076,000. At January 31, 2010, the Company’s proportionate share of restricted net assets of Patriot and Big River combined are approximately $38,926,000.

4.	FAIR VALUE

Effective February 1, 2008, the Company adopted ASC 820 “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under GAAP. This accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. ASC 820 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting ASC 820 because the Company held no financial instruments in which a gain or loss at inception was deferred.

Effective February 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established. ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents, restricted investments and derivative assets and liabilities at fair value.

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

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2010 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$81,625	$—	$—	$81,625
Investments in Debt Securities	—	1,014	—	1,014
Restricted Investments	1,357	—	—	1,357

Total Assets	$82,982	$1,014	$—	$83,996

Derivative Liabilities	$—	$5,884	$—	$5,884

Total Liabilities	$—	$5,884	$—	$5,884

Financial assets and liabilities measured at fair value at January 31, 2009 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$91,601	$—	$—	$91,601
Investments in Debt Securities	—	933	—	933
Restricted Investments	1,351	—	—	1,351

Total Assets	$92,952	$933	$—	$93,885

Derivative Liabilities	$—	$6,028	$—	$6,028

Total Liabilities	$—	$6,028	$—	$6,028

No financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21.

The Company reviews its long-lived assets balances for impairment on at least an annual basis based on the carrying value of these assets as of January 31. As a result of the increase in vacant owned real estate during the latter half of fiscal year 2009, the Company tested certain long-lived assets for impairment using a fair value measurement approach. The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and a the implied fair value of these assets using recent sales data of comparable properties, and other subjective assumptions. Upon completion of its impairment analysis during the fourth quarter of fiscal year 2009, the Company determined that the carrying value of certain long-lived assets exceeded the fair value of these assets. Accordingly, the Company recorded long-lived asset impairment charges of approximately $1.5 million to properly reflect the carrying value of these assets.

Assets measured at fair value at January 31, 2010 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2010	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$6,161	$—	$—	$6,161	$1,533

5.	SYNTHETIC FUEL LIMITED PARTNERSHIPS

During fiscal year 1998, the Company invested in two limited partnerships that produced synthetic fuels. The limited partnerships earned Federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the quantity and content of synthetic fuel production and sales. Credits under Section 29/45K are available for qualified fuels sold before January 1, 2008 (see Note 19).

Through a series of sales, the Company sold its ownership interest in Colona Synfuel Limited Partnership L.L.L.P (Colona), a limited partnership that owned a synthetic fuel facility, and generally received cash payments from the sales on a quarterly basis through fiscal year 2007. The Company earned and reported as income approximately $0.5 million and $4.2 million for fiscal years 2008 and 2007, respectively. No income was reported for fiscal year 2009.

The Company sold its entire ownership interest in Somerset Synfuel, L.P., (Somerset), a limited partnership that owned two synthetic fuel facilities, and generally received cash payments from the sales on a quarterly basis through fiscal year 2007. The Company earned and reported as income approximately $0.2 million and $2.8 million for fiscal years 2008 and 2007, respectively. No income was reported for fiscal year 2009.

The Section 29/45K tax credit program expired, under current law, at the end of 2007. Thus, the Company does not expect to recognize any income or loss from the Colona and Somerset sales beyond fiscal year 2008.

Income from synthetic fuel investments also includes income related to the sale on March 30, 2004 of the Company’s membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. The Company did not recognize any investment income from this sale during fiscal years 2009, 2008 or 2007.

6.	BUSINESS COMBINATIONS

On September 30, 2006, the Company acquired 47 percent of the outstanding membership units of Levelland Hockley County Ethanol, LLC (“Levelland Hockley”). Levelland Hockley was a

development stage entity that completed construction of an ethanol production facility in Levelland, Texas during fiscal year 2008. Levelland Hockley commenced production operations in March of 2008. The ethanol plant has a nameplate capacity of 40 million gallons of ethanol annually.

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

As a result of losses incurred by Levelland Hockley and the decreasing spread between ethanol and grain prices, which negatively impacted profitability during fiscal year 2008, the Company performed an interim goodwill impairment analysis during the third quarter of fiscal year 2008. Based upon this review of goodwill, the Company recorded an impairment charge of $1.3 million during the third quarter of fiscal year 2008, which represented the entire goodwill balance. The impairment charge is included in selling, general and administrative expenses in the consolidated statements of operations and relates to the Company’s alternative energy segment. There was no change in goodwill for the year ended January 31, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Cash	$13,165
Accrued interest receivable	24
Property, plant and equipment	595
Prepaid loan fees	3,200
Deposits	5,220
Goodwill	1,322

Total assets acquired	23,526
Current liabilities	(583)
Noncontrolling interest	(11,443)

Net purchase price	$11,500

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

The acquisition was recorded by allocating the total purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Cash	$59,313
Property, plant and equipment	9,899
Prepaid expenses	307
Prepaid loan fees	1,012

Total assets acquired	70,531
Current liabilities	(1,922)
Long term debt	(1,010)
Noncontrolling interest	(16,832)

Net purchase price	$50,767

Prepaid loan fees have an estimated useful life of 6 years. One Earth was a development stage entity that has completed construction of an ethanol production facility in Gibson City, Illinois during fiscal year 2009. One Earth commenced operations in July of 2009. The ethanol plant has a nameplate capacity of 100 million gallons of ethanol annually.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and One Earth, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented (in thousands, except per share amounts):

Year Ended January 31, 2008

Net sales and revenue	$382
Net income	33,661
Basic net income per share	3.23
Diluted net income per share	2.87

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

7.	OTHER ASSETS

The components of other noncurrent assets at January 31, 2010 and 2009 are as follows (amounts in thousands):

	January 31,

	2010	2009

Prepaid loan fees	$3,633	$4,515
Prepaid commissions	4,320	7,563
Other	927	336

Total	$8,880	$12,414

Prepaid loan fees represent amounts paid to obtain both mortgage debt and borrowings under the Levelland Hockley’s and One Earth’s debt arrangements. Such amounts are amortized as interest expense. Future amortization expense is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2011	$1,117
2012	986
2013	854
2014	483
2015	187
Thereafter	6

Total	$3,633

Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s former retail sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold. Future amortization of prepaid commissions is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2011	$2,396
2012	1,195
2013	565
2014	164

Total	$4,320

8.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with ASC 260, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased under the treasury stock method. The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for fiscal years 2009 and 2007 (amounts in thousands, except per-share amounts):

	2009

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$5,158	9,254	$0.55
Effect of stock options		297

Diluted net income per share from continuing operations attributable to REX common shareholders	$5,158	$9,551	$0.54

	2007

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$19,588	10,420	$1.88
Effect of stock options		1,301

Diluted net income per share from continuing operations attributable to REX common shareholders	$19,588	11,721	$1.67

As there was a loss from continuing operations in fiscal year 2008, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For fiscal years 2009, 2008 and 2007, a total of 310,723, 2,715,001 and 162,719 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

9.	SALE AND LEASEBACK TRANSACTIONS AND OTHER LEASES

On September 16, 2008, the Company completed a transaction for the sale and partial leaseback of its Cheyenne, Wyoming distribution center under a three year lease term. A pre-tax gain, classified as discontinued operations, of approximately $2.4 million (net of expenses) resulted from this sale. The Company recognized approximately $0.8 million $1.6 million of the gain in fiscal years 2009 and 2008, respectively. The lease has been accounted for as an operating lease.

On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010. All of the leases with Klac were terminated by January 31, 2010.

This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $3.9 million and $1.5 million was recognized, in fiscal years 2009 and 2008, respectively. The gain recognized in fiscal years 2009 and 2008 was classified in discontinued operations. As a result of the wind down of the Company’s retail business, the term over which the deferred gain was being amortized had been shortened and is based upon the Company abandoning, or otherwise ceasing use of the leased property. See Note 14 for a discussion of restructuring related charges. The leases have been accounted for as operating leases.

The Company is committed under operating and capital leases for one former retail warehouse location and equipment at ethanol plants. The lease agreements are for varying terms through fiscal year 2011 and contain renewal options for additional periods. Real estate taxes, insurance and maintenance costs are generally paid by the Company. Contingent rentals based on sales volume are not significant. Certain leases contain scheduled rent increases and rent expense is recognized on a straight-line basis over the term of the leases. The following is a summary of rent expense under operating leases (amounts in thousands):

Years Ended January 31	Minimum Rentals	Sublease Income	Total

2010	$85	$(117)	$(32)
2009	78	(136)	(58)
2008	84	(134)	(50)

The Company is secondarily liable under lease arrangements when there is a sublessee. These arrangements arise out of the normal course of business when the Company decides to close stores prior to lease expiration and is able to sublease the facility. As of January 31, 2010, future minimum annual rentals for all operating leases and sublease income are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals	Sublease Income

2011 (a)	$66	$65
2012 (a)	26	6

	$92	$71

(a)

Amounts do not include minimum rentals related to a distribution center for which the related expense has been recognized as part of the Company’s restructuring activities. Such amounts are $288,000 for the fiscal year ended January 31, 2011 and $146,000 for the fiscal year ended January 31, 2012.

At January 31, 2010, the Company has lease or sub-lease agreements, as landlord, for all or portions of eleven properties. The Company owns ten of these properties and is the tenant/sub landlord for one of the properties. All of the leases are accounted for as operating leases. The Company recognized lease revenue of approximately $1,089,000, $415,000 and $382,000 in fiscal years 2009, 2008 and 2007, respectively.

As of January 31, 2010, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals

2011	$1,122
2012	1,043
2013	1,004
2014	905
2015	847
Thereafter	576

$5,497

Levelland Hockley leases certain real estate and equipment for its ethanol plant. These leases have been classified as capital leases. The following is a summary, at January 31, 2010, of the aggregate minimum future annual rental commitments for all capital leases:

Years Ended January 31	Minimum Rentals

2011	$569
2012	569
2013	524
2014	393

Total minimum lease payments	2,055
Less amoun representing interest	172

Present value of minimum capital lease payments	1,883
Less current maturities of capital lease obligations	475

Long term capital lease obligations	$1,408

The composition of capital leases reflected as property and equipment at January 31, 2010 and 2009 is as follows:

	2010	2009

Buildings and improvements	$50	$50
Machinery, equipment and fixtures	2,872	2,872

	2,922	2,922
Less: accumulated amortization	(399)	(141)

	$2,523	$2,781

10.	COMMON STOCK

During fiscal years 2009, 2008 and 2007, the Company purchased 1,256,604 shares, 1,636,252 shares and 971,319 shares, respectively, of its common stock for $15,694,000 $17,708,000 and

80 $18,045,000, respectively. Included in these amounts are shares the Company received totaling 659,957 for the year ended January 31, 2010 and 186,919, for the year ended January 31, 2008 as tenders of the exercise price of stock options exercised by the Company’s Chief Executive Officer. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $9,239,000 and $3,458,000 for the years ended January 31, 2010 and 2008, respectively. At January 31, 2010, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 482,701 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31, 2010	January 31, 2009

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	9,808	9,382

11.	LONG-TERM DEBT AND INTEREST RATE SWAPS

Long-term debt consists of notes payable secured by certain land, buildings and equipment. Interest rates ranged from 2.3% to 8.4% in fiscal years 2009 and 2008. Principal and interest are payable periodically over terms that generally range from 5 to 10 years. The following provides information on rates segregated as fixed or variable and by term for fiscal years 2009 and 2008:

Fiscal Year 2009

Interest Rates	Maturity	Balance (in thousands)

	Variable
3.38% - 4.25%	Within five years	$135,790

	Fixed
8.40%	Five to six years	$2,330

Fiscal Year 2008

Interest Rates	Maturity	Balance (in thousands)

	Variable
2.30% - 5.44%	Within five years	$43,113
5.29%	Five to six years	56,042

	Total variable	$99,155

	Fixed
6.75% - 7.21%	Within five years	$2,243
6.41% - 8.40%	Five to ten years	7,693

	Total fixed	$9,936

Annual expected maturities of long-term debt are as follows (amounts in thousands):

Years Ending January 31,

2011	$12,831
2012	14,628
2013	15,253
2014	35,387
2015	59,646
Thereafter	375

$138,120

In fiscal year 2009, the Company paid off approximately $8.0 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized financing cost and prepayment penalties of approximately $89,000 as loss on early termination of debt.

The fair value of the Company’s long-term debt at January 31, 2010 and 2009 was approximately $138.4 million and $109.6 million, respectively.

Levelland Hockley Subsidiary Level Debt

During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments are due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.3% at January 31, 2010), adjusted monthly through the maturity date. Borrowings are secured by all of the assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX Stores Corporation or any of its wholly owned subsidiaries. As of January 31, 2010, approximately $37.2 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. Levelland Hockley was in compliance with all covenants at January 31, 2010.

Levelland Hockley paid approximately $3.5 million for various fees associated with the construction and term loan agreement. These fees are recorded as prepaid loan fees and will be amortized ratably over the loan term. At January 31, 2010, the Company’s proportionate share of restricted assets related to Levelland Hockley was approximately $13.2 million. Levelland Hockley’s restricted assets total approximately $23.6 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of Levelland Hockley per the terms of the loan agreement with GE Capital.

Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap fixed the variable interest rate of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commenced as of April 30, 2008 and terminate on April 30, 2010. At January 31, 2010 and 2009, the Company

recorded a liability of $329,000 and $1,351,000, respectively related to the fair value of the swap. The change in fair value was recorded in the Consolidated Statements of Operations.

One Earth Energy Subsidiary Level Debt

During the third quarter of fiscal year 2009, pursuant to the terms of the construction loan agreement, One Earth converted the construction loan into a term loan as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.3% to 3.4% at January 31, 2010). Borrowings are secured by all property of One Earth. This debt is recourse only to One Earth and not to REX Stores Corporation or any of its other subsidiaries. During fiscal year 2010, One Earth borrowed $49.0 million on this loan. As of January 31, 2010, approximately $98.0 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, working capital, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all applicable covenants at January 31, 2010.

One Earth has a $10.0 million revolving loan facility that matures September 17, 2010. Borrowings under this facility bear interest at the greater of 2.0% or LIBOR plus 310 basis points. One Earth has no outstanding borrowings on the revolving loan as of January 31, 2010.

One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as prepaid loan fees and are being amortized ratably over the term of the loan. At January 31, 2010, the Company’s proportionate share of restricted assets related to One Earth was approximately $47.9 million. One Earth’s restricted assets total approximately $65.0 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At January 31, 2010 and 2009, the Company recorded a liability of $5.6 million and $4.7 million, respectively related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Statements of Operations.

12.	FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to manage its interest rate exposure at Levelland Hockley and One Earth by fixing the interest rate on a portion of the variable rate debt these entities have. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of January 31, 2010, the notional value of the Levelland Hockley and One Earth interest rate swaps were $36.0 million and $72.2 million, respectively. At January 31, 2010, the Company has recorded a liability of $5.9 million related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Statements of Operations. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at January 31, 2010 are summarized in the table below (amounts in thousands):

	Notionaol Amount	Fair Value Liability

Interest rate swaps	$108,238	$5,884

As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $2,487,000 and $3,797,000 and $2,601,000, in fiscal years 2009, 2008 and 2007, respectively.

In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements as normal purchases and normal sales pursuant to the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging”.

Levelland Hockley has forward purchase contracts for 2,261,000 bushels of sorghum, the principal raw material for its ethanol plant. Levelland Hockley expects to take delivery of the sorghum through March 2010. The unrealized loss of such contracts was approximately $327,000 at January 31, 2010.

One Earth has forward purchase contracts for 3,501,000 bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the corn through March 2010. The unrealized gain of such contracts was approximately $1,904,000 at January 31, 2010.

Levelland Hockley has sales commitments for 4,220,000 gallons of ethanol and 112,400 tons of distiller grains. Levelland Hockley expects to deliver the ethanol and distiller grains through March 2010. The unrealized loss of such contracts was approximately $81,000 at January 31, 2010.

One Earth has sales commitments for 10.3 million gallons of ethanol and 25,200 tons of distiller grains. One Earth expects to deliver the ethanol and distiller grains through March 2010. The unrealized loss of such contracts was approximately $2.1 million at January 31, 2010.

13.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX Stores Corporation 1995 Omnibus Stock Incentive Plan and the REX Stores Corporation 1999 Omnibus Stock Incentive Plan (the “Omnibus Plans”). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2010, 108,011 and 2,302,425 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

On April 17, 2001, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These became fully vested as of December 31, 2005. As of January 31, 2010, 337,500 of these options remained outstanding.

On May 26, 2005, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including non-director executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $13.82, which was the closing price of the Company’s common stock on May 26, 2005. As a result, options to purchase approximately 118,000 shares, including options to purchase approximately 60,000 shares held by non director executive officers, became immediately exercisable. As a result of the acceleration, stock option expense was reduced by approximately $181,000 ($118,000, net of tax) during fiscal year 2007.

The following summarizes stock option activity for fiscal years 2009, 2008 and 2007 (amounts in thousands, except per-share amounts):

	2009		2008		2007

	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding—Beginning of year	2,715	$9.63	3,016	$9.16	4,337	$8.18
Exercised	(1,683)	8.87	(299)	4.86	(1,266)	5.64
Canceled or expired	(208)	13.75	(2)	12.64	(55)	12.67

Outstanding—End of year	824	$10.14	2,715	$9.63	3,016	$9.16

Exercisable—End of year	824	$10.14	2,661	$9.57	2,854	$8.96

Price ranges and other information for stock options outstanding as of January 31, 2010 were as follows (amounts in thousands, except per share amounts):

	Outstanding and Exercisable

Range of Exercise Prices	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life

$8.01 to $12.02	513	$8.25	1.12
$12.04 to $16.04	311	13.27	3.46

	824	$10.14	2.00

Profit Sharing Plan – The Company has a qualified, noncontributory profit sharing plan (the “Plan”) covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $1,800, $15,000 and $18,000 for fiscal years 2009, 2008 and 2007, respectively, under the Plan.

14.	RESTRUCTURING AND OTHER

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

The Company agreed to pay Appliance Direct, as of the implementation date defined in the agreement, an amount equal to the adjusted book value liability of the Company’s customer extended service plans for certain appliances previously sold at locations that Appliance Direct took over from the Company (the “ESP Credit”).

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

The Company completed its exit of the retail business as of July 31, 2009. The following is a summary of restructuring charges and payments (in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Investment Banker Fees	ESP Credit	Total Restructuring Accrual

Balance, January 31, 2008	$—	$—	$—	$—	$—
Restructuring charges	2,839	—	834	498	4,171

Balance, January 31, 2009	2,839	—	834	498	4,171
Restructuring charges	85	2,951	—	—	3,036
Reversal of restructuring charges	(706)	(41)	(325)	(287)	(1,359)
Payments of restructuring
liabilities	(1,999)	(2,471)	(509)	(211)	(5,190)

Balance, January 31, 2010	$219	$439	$—	$—	$658

Of the total accrual balance of $658,000, $511,000 is classified within current liabilities and $147,000 is classified within long term liabilities. The restructuring charges are all classified as discontinued operations. The accrued balances at January 31, 2010 are management’s best estimate of the amounts to be incurred for the related categories.

15.	COMMITMENTS

Levelland Hockley has a contract with Permian Basin Railways to utilize a minimum of 2,989 rail cars per year between April 1 and March 31. The contract matures March 31, 2017. The cars can be used to transport ethanol, grain, or any other product to or from the Company’s location. In accordance with the agreement, a fee of $200 per car is assessed on any shortages of the annual rail car usage.

One Earth has a non-exclusive contract with an unrelated party (“Marketer”) for ethanol marketing services. Under the terms of the contract, the Marketer will purchase portions of One Earth’s ethanol production during the term of the contract. Additionally, One Earth is also required to share with the Marketer the additional profits and losses derived from the Marketer’s gains on swaps and exchanges.

One Earth has a contract with an unrelated party (“Marketer”) for distillers grains marketing. Under the terms of the contract, the Marketer will purchase all of One Earth’s distillers grain production during the term of the contract.

One Earth has a contract with an unrelated party to lease rail cars. Under the terms of the contract, One Earth will pay approximately $55,000 per month. The contract has a term of three years and began June 1, 2009.

One Earth has a contract with an unrelated party to provide use of a natural gas pipeline. Under the terms of the contract, One Earth will pay approximately $37,000 per month. The contract has a term of ten years and began February 1, 2009.

16.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations for fiscal years 2009, 2008 and 2007 consists of the following (amounts in thousands):

	2009	2008	2007

Federal:
Current	$(8,547)	$(3,422)	$8,134
Deferred	12,561	489	2,685

	4,014	(2,933)	10,819

State and Local:
Current	142	74	203
Deferred	397	112	223

	539	186	426

	$4,553	$(2,747)	$11,245

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2010 and 2009 (amounts in thousands):

	2010	2009

Assets:
Deferral of service contract income	$3,463	$6,049
Accrued liabilities	504	2,341
Inventory accounting	215	1,320
Installment sales of limited partnerships	1,297	1,297
Sale and leaseback accounting	—	1,759
Derivative accounting	1,729	1,699
Stock based compensation	464	1,436
Federal net operating loss carryforward	156	—
AMT credit carryforward	23,449	15,442
State net operating loss carryforward	1,473	487
Valuation allowance	(578)	(578)
Other items	2,358	1,933

Total	34,530	33,185

Liabilities:
Basis in pass through entities	(6,201)	(408)
Depreciation	(12,106)	(850)
Other	(1,380)	—

Total	(19,687)	(1,258)

Net deferred tax asset	$14,843	$31,927

The Company has approximately $23,449,000 and $15,442,000 of alternative minimum tax (“AMT”) credit carryforwards as of January 31, 2010 and 2009, respectively. The AMT credit carryforwards can be used to offset future regular income tax liabilities subject to certain limitations. The AMT credit carryforwards have no expiration date. The Company must generate approximately $156 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

The Company has federal net operating loss carryforwards of approximately $10.0 million, which will expire in fiscal year 2019.

The Company has state net operating loss carryforwards of approximately $35.4 million, net of the federal benefit, which will begin to expire in fiscal year 2010.

The Company has a valuation allowance of approximately $578,000 at January 31, 2010. The Company reduced the valuation allowance by $231,000 and $150,000 in fiscal years 2008 and 2007, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits. No adjustment was made in fiscal year 2009.

The Company paid income taxes of $14,000, $732,000 and $13,429,000 in fiscal years 2009, 2008 and 2007, respectively.

The effective income tax rate on consolidated pre-tax loss or income differs from the federal income tax statutory rate for fiscal years 2009, 2008 and 2007 as follows:

	2009	2008	2007

Federal income tax at statutory rate	35.0%	(35.0)%	35.0%
Ethanol small producer credit	—	(14.7)	—
State and local taxes, net of federal tax benefit	3.9	6.5	2.2
Net provision (reduction) in valuation allowance	—	(6.3)	(0.4)
Uncertain tax positions	(0.3)	(9.0)	(0.7)
Noncontrolling interest	(8.0)	29.2	0.8
Other	2.9	(1.8)	0.6

Total	33.5%	(31.1)%	37.5%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2006 and prior.

The Company adopted the provisions of ASC 740-10-25-5 on February 1, 2007. As a result of the adoption of this accounting standard, the Company recorded a $287,000 decrease to retained earnings. As of January 31, 2010, total unrecognized tax benefits were $2,199,000, and accrued penalties and interest were $138,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $129,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. As a result of statutes of limitation expiring, during fiscal year 2009, the Company reduced the liability for unrecognized tax benefits by $164,000 and related penalties and interest of $247,000. During fiscal year 2009, the Company recognized interest and penalties of $175,000 related to unresolved uncertain tax positions. Also during fiscal year 2009, the Company reduced the liability for uncertain tax positions by $2,740,000 related to prior year uncertain tax positions for which the Company obtained additional information during fiscal year 2009 and changed the amount of benefit recognized. The Company increased the liability for uncertain tax positions by $1,156,000 during fiscal year 2009 related to current year uncertain tax positions.

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

	Years Ended January 31,
	2010	2009

Unrecognized tax benefits, beginning of year	$4,160	$1,394
Changes for tax positions for prior years	(2,978)	(349)
Changes for tax positions for current year	1,156	3,115

Unrecognized tax benefits, end of year	$2,338	$4,160

17.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income (loss) and unrealized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income (loss) in fiscal years 2009, 2008 and 2007 are as follows (amounts in thousands):

	2009	2008	2007

Net income (loss) attributable to REX common shareholders	$8,652	$(3,297)	$33,867
Unrealized holding gains on available for sale securities, net	49	—	—

Total comprehensive income (loss)	$8,701	$(3,297)	$33,867

18.	DISCONTINUED OPERATIONS

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, all operations of the Company’s former retail segment and certain sold properties have been classified as discontinued operations for all periods presented. Once real estate property has been sold, and no continuing involvement is expected, the Company classifies the results of the operations as discontinued operations. The results of operations were previously reported in the Company’s retail or real estate segment, depending on when the store ceased operations. Below is a table reflecting certain items of the income statement that were reclassified as discontinued operations for fiscal years 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007

Net sales and revenue	$35,017	$185,108	$270,674

Cost of merchandise sold	$23,243	$134,542	$195,555

Income (loss) before income taxes	$3,288	$(3,385)	$5,903
(Provision) benefit for income taxes	(1,168)	1,209	(2,094)

Income (loss) from discontinued operations, net of tax	$2,120	$(2,176)	$3,809

Gain on disposal before provision for income taxes	$2,131	$2,797	$16,162
Provision for income taxes	(757)	(999)	(5,692)

Gain on disposal of discontinued operations, net of tax	$1,374	$1,798	$10,470

19.	CONTINGENCIES

The Company sold its entire interest, through a series of transactions, in three partnerships (Colona, Somerset and Gillette) that owned synthetic fuel facilities. As such, the Company was no longer allocated Section 29/45K tax credits after fiscal year 2005. In connection with the Colona and Somerset sales, the Company received contingent payments based upon percentages of qualified Section 29/45K credits generated. In connection with the sale of the Gillette partnership, the Company was eligible to receive contingent payments based upon the amount of “qualified production.” The Company has recognized $59.3 million of income from these sales from years the partnerships have not been audited by the IRS. In the event that the synthetic fuel tax credits are reduced as a result of IRS audits, the amount of proceeds realized from the sales could be significantly impacted.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements.

20.	SEGMENT REPORTING

Beginning in the second quarter of fiscal year 2009, the Company realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company has two segments: alternative energy and real estate. In prior years, the real estate segment was formerly included in the retail segment and historical amounts have been reclassified to conform to the current year segment reporting presentation. For stores and warehouses closed for which the Company has a retained interest in the related real estate, operations are presented in the real estate segment when retail operations cease. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Amounts below include corporate activities that are not separately reportable and income from synthetic fuel investments (amounts in thousands):

	Years Ended January 31,

	2010	2009	2008

Net sales and revenues:
Alternative energy	$169,175	$68,223	$—
Real estate	1,089	415	382

Total net sales and revenues	$170,264	$68,638	$382

Segment gross profit (loss):
Alternative energy	$21,923	$807	$—
Real estate	(2,190)	398	364

Total gross profit	$19,733	$1,205	$364

	Years Ended January 31,

	2010	2009	2008

Segment profit (loss):
Alternative energy segment profit (loss)	$17,811	$(8,992)	$22,404
Real estate segment (loss) profit	(2,373)	116	177
Corporate expenses	(1,721)	(2,038)	(2,077)
Interest expense	(369)	(387)	(1,032)
Interest income	263	1,788	3,575
Income from synthetic fuel investments	—	691	6,945

Income (loss) from continuing operations before income taxes and noncontrolling interests	$13,611	$(8,822)	$29,992

	Years Ended January 31,

	2010	2009	2008

Sales of products alternative energy segment:
Ethanol	83%	82%	—%
Distillers grains	17%	18%	—%

Total	100%	100%	—%

Sales of services real estate segment:
Leasing	100%	100%	100%

Interest income:
Alternative energy	$182	$256	$2,142
Real estate	—	—	—
Unallocated	263	1,788	3,572

Total interest income	$445	$2,044	$5,714

Depreciation and amortization expense:
Alternative energy	$9,644	$3,543	$—
Real estate	472	69	33

Total depreciation and amortization expense	$10,116	$3,612	$33

Equity in unconsolidated affiliates:
Alternative energy	$6,027	$849	$1,601
Real estate	—	—	—

Total equity in unconsolidated affiliates:	$6,027	$849	$1,601

	Years Ended January 31,

	2010	2009	2008

Additions to property and equipment:
Alternative energy	$35,320	$107,575	$68,555
Real estate	332	—	—

Total additions to property and equipment	$35,652	$107,575	$68,555

Assets:
Alternative energy	$302,228	$249,422	$167,070
Real estate	31,796	3,149	3,206
Corporate and other	117,481	198,717	238,702

Total assets	$451,505	$451,288	$408,978

Additions to other long lived assets:
Alternative energy	$25	$284	$1,103
Real estate	—	—	—

Total additions to other long lived assets	$25	$284	$1,103

Long term debt and capital lease obligations
Alternative energy	$124,093	$94,003	$22,072
Real estate	—	—	—
Corporate and other	2,596	9,936	13,152

Total long term debt and capital lease obligations	$126,689	$103,939	$35,224

Additions to other long lived assets represent primarily equity method investments, goodwill and prepaid loan fees.

Certain corporate costs and expenses, including information technology, employee benefits, and other shared services, are allocated to the business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash and equivalents, and deferred income tax benefits.

Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $17.9 million held by Levelland and One Earth will be used primarily to fund working capital needs for those entities.

21.	SUBSEQUENT EVENTS

The company evaluated all subsequent event activity through the issue date of this Annual Report on Form 10-K and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX Stores Corporation

          We have audited the accompanying consolidated balance sheets of REX Stores Corporation and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the financial statements of Patriot Renewable Fuels, LLC, an equity method investment, which statements reflect total assets of $18,411,000 and $15,011,000 as of January 31, 2010 and 2009, respectively, and equity in income (loss) of unconsolidated affiliates of $3,540,000, ($1,548,000) and ($788,000) for the years ended January 31, 2010, 2009, and 2008, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patriot Renewable Fuels, LLC, is based solely on the report of the other auditors.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

          In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of REX Stores Corporation and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As disclosed in Note 1 and Note 18, the consolidated financial statements have been adjusted for the retrospective application of Accounting Standards Codification (ASC) 810, Consolidation (formerly Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements), which became effective February 1, 2009 and the retrospective presentation of the Company’s retail business as discontinued operations. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of ASC 740, Income Taxes (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109), effective February 1, 2007.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 16, 2010

REX STORES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008 (Amounts in thousands)

		Additions	Deductions

	Balance Beginning of Year	Charged to Cost and Expenses	Charges for Which Reserves Were Created	Balance End of Year

2010:
Allowance for doubtful accounts	$447	$—	$279	$168

2009:
Allowance for doubtful accounts	$84	$499	$136	$447

2008:
Allowance for doubtful accounts	$116	$169	$201	$84

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Material Changes to Disclosure Controls and Procedures

During fiscal year 2009, we have corrected errors in the process of calculating the significance of our equity method investees pursuant to Rule 3-09 of Regulation S-X. During fiscal 2008, deficiencies in our disclosure controls and procedures led to a failure to file required financial statements of Big River Resources, LLC and Patriot Renewable Fuels, LLC in accordance with Rule 3-09 of Regulation S-X in our Annual Report on Form 10-K for the year ended January 31, 2009. We have revised our calculations of significance of equity method investees, as appropriate, and have included required financial statements in this Annual Report on Form 10-K for the year ended January 31, 2010.

Material Changes to Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2010 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2010 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STUART A. ROSE	Chairman of the Board and Chief Executive
Stuart A. Rose	Officer (principal executive officer)	April 16, 2010

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	April 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX Stores Corporation

          We have audited the internal control over financial reporting of REX Stores Corporation and subsidiaries (the “Company”) as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 31, 2010 of the Company and our report dated April 16, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective application of Accounting Standards Codification (ASC) 810, Consolidation (formerly Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements), which became effective February 1, 2009, the retrospective presentation of the Company’s retail business as discontinued operations, and the adoption of the provisions of ASC 740, Income Taxes (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109), effective February 1, 2007.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 16, 2010

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 9, 2010, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 9, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 9, 2010 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 9, 2010 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 9, 2010 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX Stores Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2010 and 2009

Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended January 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2)(i) Financial Statement Schedules

The following financial statement schedule is filed as a part of this report at Item 8 hereof.

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

a)(2)(ii) Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons

Separate consolidated financial statements of Big River Resources, LLC and Patriot Renewable Fuels, LLC required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibits 99(a) and 99(b) to this report.

(a)(3) Exhibits

See Exhibit Index at page 105 of this report.

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

Date: April 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE	Chairman of the Board
Stuart A. Rose	and Chief Executive Officer
	(principal executive officer)	April 16, 2010

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
(principal financial and accounting
	officer)	April 16, 2010

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	April 16, 2010

EDWARD M. KRESS
Edward M. Kress	Director	April 16, 2010

ROBERT DAVIDOFF
Robert Davidoff	Director	April 16, 2010

CHARLES A. ELCAN
Charles A. Elcan	Director	April 16, 2010

DAVID S. HARRIS
David S. Harris	Director	April 16, 2010

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 16, 2010

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for fiscal year ended January 31, 1994, File No. 0-13283)

	3(b)(1)	By-Laws, as amended (incorporated by reference to Registration Statement No. 2-95738, Exhibit 3(b), filed February 8, 1985)

	3(b)(2)	Amendment to By-Laws adopted June 29, 1987 (incorporated by reference to Exhibit 4.5 to Form 10-Q for quarter ended July 31, 1987, File No. 0-13283)

(4)	Instruments defining the rights of security holders, including indentures:

4(a)

Construction and Term Loan Agreement dated as of September 27, 2006 among Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, the Lenders party thereto and Levelland Hockley County Ethanol, LLC (incorporated by reference to Exhibit 4(f) to Form 10-K for fiscal year ended January 31, 2007, File No. 001-09097)

4(b)

First Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of August 10, 2007 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent (incorporated by reference to Exhibit 4(i) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4(c)

Second Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of February 15, 2008 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4(d)

Third Amendment to Construction and Term Loan Agreement and Other Loan Documents dated as of February 19, 2008 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4(e)

Fourth Amendment to Construction and Term Loan Agreement dated as of May 31, 2008 among Levelland/Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services Inc.), as Administrative Agent (incorporated by reference to Exhibit 4(m) to Form 10-K for fiscal year ended January 31, 2009, File No. 001-09097)

4(f)

Fifth Amendment to Construction and Term Loan Agreement dated as of May 31, 2008 among Levelland/Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services Inc.), as Administrative Agent (incorporated by reference to Exhibit 4(n) to Form 10-K for fiscal year ended January 31, 2009, File No. 001-09097)

4(g)

Sixth Amendment to Construction and Term Loan Agreement dated as of January 29, 2009 among Levelland/Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc. (f/k/a Merrill Lynch Business Financial Services Inc.), as Administrative Agent (incorporated by reference to Exhibit 4(o) to Form 10-K for fiscal year ended January 31, 2009, File No. 001-09097)

4 (h)

Seventh Amendment to Construction and Term Loan Agreement dated as of September 4, 2009 among Levelland/Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc., as Administrative Agent (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2009, File No. 001-09097)

4 (i)

Construction Loan Agreement dated as of September 20, 2007 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4 (j)

First Amendment of Construction Loan Agreement dated September 19, 2008 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto

4(k)

Second Amendment of Construction Loan Agreement dated January 30, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto

4(l)

Third Amendment of Construction Loan Agreement dated September 18, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of such instruments to the Commission upon request.

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

Amendment No. 4 to Employment Agreement dated September 30, 2009 between Rex Radio and Television, Inc. and David L. Bearden (incorporated by reference to Exhibit 10(b) to Form 8-K filed October 6, 2009, File No. 001-09097)

10(i)*

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

Agreement dated January 29, 2009 between Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc., Rex Alabama, Inc., REX Stores Corporation and Appliance Direct, Inc. (incorporated by reference to Exhibit 10(a) to Form 8-K filed February 2, 2009, File No. 001-09097)

10 (s)

Third Amendment to Agreement dated July 31, 2009 between Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc., Rex Alabama, Inc., REX Stores Corporation and Appliance Direct, Inc. (incorporated by reference to Exhibit 10(a) to Form 8-K filed July 31, 2009, File No. 001-09097)

10(t)

Second Global Amendment to Multiple Leases dated July 31, 2009 between Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc., Appliance Direct, Inc. and the Tenants (incorporated by reference to Exhibit 10(b) to Form 8-K filed July 31, 2009, File No. 001-09097)

10 (u)

Letter Agreement dated September 30, 2009 between Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc. and Appliance Direct, Inc. (incorporated by reference to Exhibit 10(a) to Form 8-K filed October 6, 2009, File No. 001-09097)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 (a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant

(23)	Consents of experts and counsel:

23(a)

Consent of Deloitte & Touche LLP to use its report dated April 16, 2010 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-3836, 33-81706, 33-62645, 333-69081, 333-69089, 333-35118 and 333-69690)

23(b)

Consent of Christianson & Associates, PLLP to use its reports dated February 18, 2010 and February 6, 2008, relating to the financial statements of Big River Resources, LLC included in this annual report on Form 10-K into the Registration Statements

23(c)

Consent of Boulay, Heutmaker, Zibell & Co, P.L.L.P. to use its report dated April 12, 2010 relating to the financial statements of Patriot Renewable Fuels, LLC included in this annual report on Form 10-K into the Registration Statements

23(d)

Consent of Deloitte & Touche LLP to use its report dated November 24, 2009 relating to the financial statements of Patriot Renewable Fuels, LLC included in this annual report on Form 10-K into the Registration Statements

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

(99)	Additional Exhibits

99(a)	Consolidated financial statements of Big River Resources, LLC for the years ended December 31, 2009, 2008 and 2007 and for the four months ended December 31, 2006

99(b)	Financial statements of Patriot Renewable Fuels, LLC for the years ended December 31, 2009, 2008 and 2007

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX Stores Corporation, 2875 Needmore Road, Dayton, Ohio 45414.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.