Form 10-Q
period 2010-04-30
REX STORES CORP
filed 2010-06-03
CIK 744187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
Yes ☐  No ☒

At the close of business on June 2, 2010 the registrant had 9,856,092 shares of Common Stock, par value $.01 per share, outstanding.

REX STORES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	April 30, 2010	January 31, 2010

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$101,420	$100,398
Accounts receivable, net	7,460	9,123
Inventory, net	7,430	8,698
Refundable income taxes	6,240	12,813
Prepaid expenses and other	2,751	2,691
Deferred taxes, net	5,138	6,375

Total current assets	130,439	140,098
Property and equipment, net	242,345	246,874
Other assets	9,517	8,880
Deferred taxes, net	8,480	8,468
Equity method investments	46,081	44,071
Investments in debt instruments	514	1,014
Restricted investments and deposits	2,100	2,100

Total assets	$439,476	$451,505

Liabilities and equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations, alternative energy	$13,397	$12,935
Current portion of long-term debt, other	323	371
Accounts payable, trade	5,642	6,976
Deferred income	6,772	7,818
Accrued restructuring charges	502	511
Accrued real estate taxes	1,815	2,968
Derivative financial instruments	1,749	1,829
Other current liabilities	5,324	5,442

Total current liabilities	35,524	38,850

Long-term liabilities:
Long-term debt and capital lease obligations, alternative energy	110,716	124,093
Long-term debt, other	2,182	2,596
Deferred income	5,122	6,396
Derivative financial instruments	3,946	4,055
Other	575	419

Total long-term liabilities	122,541	137,559

Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	142,120	141,698
Retained earnings	295,172	290,984
Treasury stock	(186,097)	(186,407)
Accumulated other comprehensive income, net of tax	27	49

Total REX shareholders’ equity	251,521	246,623
Noncontrolling interests	29,890	28,473

Total equity	281,411	275,096

Total liabilities and equity	$439,476	$451,505

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended April 30,
	2010	2009

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$71,291	$14,248
Cost of sales	63,194	13,923

Gross profit	8,097	325
Selling, general and administrative expenses	(2,093)	(1,194)
Interest income	115	230
Interest expense	(1,367)	(878)
Loss on early termination of debt	—	(61)
Equity in income (loss) of unconsolidated ethanol affiliates	2,847	(260)
Losses on derivative financial instruments, net	(167)	(556)

Income (loss) from continuing operations before income taxes and noncontrolling interests	7,432	(2,394)
(Provision) benefit for income taxes	(2,484)	715

Income (loss) from continuing operations including noncontrolling interests	4,948	(1,679)
Income (loss) from discontinued operations, net of tax	657	(545)
Loss on disposal of discontinued operations, net of tax	—	(129)

Net income (loss) including noncontrolling interests	5,605	(2,353)
Net (income) loss attributable to noncontrolling interests	(1,417)	622

Net income (loss) attributable to REX common shareholders	$4,188	$(1,731)

Weighted average shares outstanding - basic	9,840	9,298

Basic income (loss) per share from continuing operations attributable to REX common shareholders	$0.36	$(0.11)
Basic income (loss) per share from discontinued operations attributable to REX common shareholders	0.07	(0.06)
Basic loss per share from disposal of discontinued operations attributable to REX common shareholders	—	(0.02)

Basic net income (loss) per share attributable to REX common shareholders	$0.43	$(0.19)

Weighted average shares outstanding – diluted	10,045	9,298

Diluted income (loss) per share from continuing operations attributable to REX common shareholders	$0.35	$(0.11)
Diluted income (loss) per share from discontinued operations attributable to REX common shareholders	0.07	(0.06)
Diluted loss per share from disposal of discontinued operations attributable to REX common shareholders	—	(0.02)

Diluted net income (loss) per share attributable to REX common shareholders	$0.42	$(0.19)

Amounts attributable to REX common shareholders:
Income (loss) from continuing operations, net of tax	$3,531	$(1,057)
Income (loss) from discontinued operations, net of tax	657	(674)

Net income (loss)	$4,188	$(1,731)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited
(In Thousands)

	REX Shareholders

	Common Shares Issued						Accumulated Other Comprehensive Income
			Treasury
					Paid-in Capital	Retained Earnings		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096

Net income						4,188		1,417	5,605

Treasury stock acquired			2	(30)					(30)

Unrealized holding losses, net of tax							(22)		(22)

Stock options and related tax effects	—	—	(36)	340	422	—	—	—	762

Balance at April 30, 2010	29,853	$299	20,011	$(186,097)	$142,120	$295,172	$27	$29,890	$281,411

	REX Shareholders

	Common Shares Issued						Accumulated Other Comprehensive Income
			Treasury
					Paid-in Capital	Retained Earnings		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 31, 2009	29,853	$299	20,471	$(186,057)	$142,486	$282,332	$—	$24,573	$263,633

Net loss						(1,731)		(622)	(2,353)

Treasury stock acquired			155	(1,211)					(1,211)

Stock based compensation					176				176

Stock options and related tax effects	—	—	(89)	765	16	—	—	—	781

Balance at April 30, 2009	29,853	$299	20,537	$(186,503)	$142,678	$280,601	—	23,951	261,026

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Three Months Ended April 30,

	2010	2009

	(In Thousands)
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$5,605	$(2,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,729	1,201
Stock based compensation expense	—	176
Impairment charges	—	13
(Income) loss from equity method investments	(2,847)	260
(Gain) loss on disposal of real estate and property and equipment	(2)	358
Dividends received from equity method investees	802	—
Deferred income	(2,320)	(6,039)
(Gains) losses on derivative financial instruments	(189)	209
Unrealized loss on investments	22	42
Deferred income tax	1,215	(87)
Changes in assets and liabilities:
Accounts receivable	1,663	1,864
Merchandise inventory	1,268	17,897
Refundable income taxes	6,573	(971)
Other assets	953	1,655
Accounts payable, trade	(1,334)	(2,317)
Other liabilities	(1,359)	(1,511)

Net cash provided by operating activities	13,779	10,397

Cash flows from investing activities:
Capital expenditures	(632)	(21,576)
Principal payments of note receivable	466	—
Proceeds from sale of real estate and property and equipment	54	2
Restricted cash and investments	—	(1,026)

Net cash used in investing activities	(112)	(22,600)

Cash flows from financing activities:
Payments of long-term debt	(13,377)	(8,707)
Proceeds from long-term debt	—	15,341
Stock options exercised	762	643
Treasury stock acquired	(30)	(1,211)

Net cash (used in) provided by financing activities	(12,645)	6,066

Net increase (decrease) in cash and cash equivalents	1,022	(6,137)
Cash and cash equivalents, beginning of period	100,398	91,991

Cash and cash equivalents, end of period	$101,420	$85,854

Non cash investing activities – Accrued capital expenditures	$—	$4,078

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX STORES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
April 30, 2010

Note 1. Consolidated Condensed Financial Statements

          The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2010 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010 (fiscal year 2009). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

          Nature of Operations – The Company operates in two reportable segments, alternative energy and real estate. The Company substantially completed the exit of its retail business during the second quarter of fiscal year 2009, although it will continue to recognize revenue and expense associated with administering extended service policies as discontinued operations.

          Reclassifications – Certain amounts have been reclassified to conform to current year presentation. In addition, during the fourth quarter of fiscal year 2009, the Company identified an error in its classification of certain closed retail stores as continuing operations as of January 31, 2009 and for the interim periods subsequent to January 31, 2009 and for the classification of its extended warranty operations as continuing operations for interim periods subsequent to April 30, 2009. Management evaluated the affects of the error on the consolidated financial statements and concluded the error was not material. Prior period results have been reclassified to correct the presentation of continuing and discontinued operations. The affect of the error on the quarter ended April 30, 2009 was to reduce the loss from continuing operations including noncontrolling interests in the amount of $312,000.

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, restructuring accruals, the fair value of financial instruments, reserves for lower of cost or market inventory calculations, reserves for bad debts and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Revenue Recognition

          The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, generally upon shipment from its plant. Shipping and handling charges to ethanol customers are included in net sales and revenue.

          The Company includes income from real estate leasing activities in net sales and revenue. The Company accounts for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

          Prior to exiting the retail business, the Company sold retail product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. The Company retains the obligation to perform warranty service and such costs are expensed as incurred. All related revenue and expense is classified as discontinued operations.

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

Selling, General and Administrative Expenses

          The Company includes non-production related costs from its alternative energy segment such as professional fees and certain payroll in selling, general and administrative expenses.

          The Company includes costs not directly related to operating its portfolio of real property from its real estate segment such as certain payroll and related costs, professional fees and other general expenses in selling, general and administrative expenses.

          The Company includes costs associated with its corporate headquarters such as certain payroll and related costs, professional fees and other general expenses in selling, general and administrative expenses.

Interest Cost

          No interest was capitalized for the quarter ended April 30, 2010. Interest expense of $878,000 for the quarter ended April 30, 2009 is net of approximately $883,000 of interest capitalized. Cash paid for interest for the quarters ended April 30, 2010 and 2009 was approximately $1,275,000 and $607,000, respectively.

Financial Instruments

          Forward grain purchase and ethanol and distiller grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, Derivatives and Hedging, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $357,000 and $347,000 for the quarters ended April 30, 2010 and 2009, respectively.

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the quarters ended April 30, 2010 and 2009. The Company received tax refunds of $5,495,000 during the quarter ended April 30, 2010. The Company received no tax refunds during the quarter ended April 30, 2009.

          As of April 30, 2010, total unrecognized tax benefits were $2,199,000 and accrued penalties and interest were $158,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $129,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at April 30, 2010 and January 31, 2010 are as follows (amounts in thousands):

	April 30, 2010	January 31, 2010

Retail merchandise, net	$108	$190
Ethanol and other finished goods, net	2,655	1,784
Work in process, net	1,533	1,577
Grain and other raw materials	3,134	5,147

Total	$7,430	$8,698

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

          In accordance with ASC 360-05 Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Impairment charges were not significant in the first quarter of fiscal year 2010 or 2009. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Investments

          In accordance with ASC 320-10 Investments-Debt and Equity Securities, the Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in the accompanying Consolidated Condensed Statements of Operations for all or a portion of the unrealized loss and a new cost basis in the investment is established.

Accounting Changes and Recently Issued Accounting Standards

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC Topic 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted this standard as of January 31, 2010. This standard did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

          In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU was effective February 1, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. This standard did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

Note 3. Comprehensive Income (Loss)

          Comprehensive income (loss) includes net income and unrealized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income (loss) are as follows (amounts in thousands):

	Three Months Ended April 30,
	2010	2009

Net income (loss) attributable to REX common shareholders	$4,188	$(1,731)
Unrealized holding losses on available for sale securities, net	(22)	—

Total comprehensive income (loss)	$4,166	$(1,731)

Note 4. Sale and Leaseback Transaction and Other Leases

          On April 30, 2007, the Company completed a transaction for the sale of 86 of its former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010. All of the leases with Klac have been terminated as of April 30, 2010.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $2.6 million was recognized in the first quarter of fiscal year 2009. No gain was recognized in the first quarter of fiscal year 2010. As a result of the wind down of the Company’s retail business, the term over which the deferred gain was being amortized was shortened and is based upon the Company abandoning, or otherwise ceasing use, of the leased property. See Note 13 for a discussion of restructuring related charges.

          At April 30, 2010, the Company has lease or sub-lease agreements, as landlord, for all or portions of 10 properties. The Company owns nine of these properties and is the tenant/sub landlord for one of the properties. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2011	$797
2012	1,034
2013	996
2014	896
2015	847
Thereafter	1,137

Total	$5,707

          Levelland Hockley leases certain real estate and equipment for its ethanol plant. The leases have been classified as capital leases. The following is a summary, at April 30, 2010, of the aggregate minimum future annual rental commitments for all capital leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2011	$443
2012	593
2013	527
2014	393

Total minimum lease payments	1,956
Less amount representing interest	152

Present value of minimum capital lease payments	1,804
Less current maturities of capital lease obligations	504

Long term capital lease obligations	$1,300

Note 5. Fair Value

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

          Effective February 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820. ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents, investments in debt securities, restricted investments and derivative liabilities at fair value.

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

          The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$1,652	$—	$—	$1,652
Investments in debt securities	—	514	—	514
Restricted investments	1,357	—	—	1,357

Total assets	$3,009	$514	$—	$3,523

Derivative liabilities	$—	$5,695	$—	$5,695

          Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$81,625	$—	$—	$81,625
Investments in debt securities	—	1,014	—	1,014
Restricted investments	1,357	—	—	1,357

Total assets	$82,982	$1,014	$—	$83,996

Derivative liabilities	$—	$5,884	$—	$5,884

          Financial assets and liabilities measured at fair value on a non-recurring basis at January 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$6,161	$1,533

          The fair value of the Company’s debt is approximately $125.0 million and $138.4 million at April 30, 2010 and January 31, 2010, respectively.

Note 6. Property and Equipment

          The components of property and equipment at April 30, 2010 and January 31, 2010 are as follows (amounts in thousands):

	April 30, 2010	January 31, 2010

Land and improvements	$25,977	$26,405
Buildings and improvements	58,125	59,024
Machinery, equipment and fixtures	186,973	187,526
Leasehold improvements	569	569
Construction in progress	144	127

	271,788	273,651
Less: accumulated depreciation	(29,443)	(26,777)

	$242,345	$246,874

Note 7. Other Assets

          The components of other assets at April 30, 2010 and January 31, 2010 are as follows (amounts in thousands):

	April 30, 2010	January 31, 2010

Prepaid loan fees	$3,395	$3,633
Prepaid commissions	3,607	4,320
Other	2,515	927

Total	$9,517	$8,880

Note 8. Long Term Debt and Interest Rate Swaps

Levelland Hockley Subsidiary Level Debt

          During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement, Levelland Hockley converted the construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments are due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.3% at April 30, 2010), adjusted monthly through the maturity date. Borrowings are secured by all of the assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX Stores Corporation or any of its wholly owned subsidiaries. As of April 30, 2010, approximately $36.1 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. Levelland Hockley was in compliance with its debt covenants at April 30, 2010. Levelland Hockley has paid approximately $3.5 million in financing costs. These costs are recorded as prepaid loan fees and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted assets related to Levelland Hockley was $12.2 million and $13.2 million at April 30, 2010 and January 31, 2010, respectively. Levelland Hockley’s restricted assets total approximately $21.8 million and $23.6 million at April 30, 2010 and January 31, 2010, respectively. Such assets may not be paid in the form of dividends or advances to the parent company or other members of Levelland Hockley per the terms of the loan agreement with GE Capital.

          Levelland Hockley entered into a forward interest rate swap with an initial notional amount of $43.7 million with Merrill Lynch Capital during fiscal year 2007. The swap effectively fixed the variable interest rate of the term loan subsequent to the plant completion date at 7.89%. The swap settlements commenced on May 31, 2008 and terminated on April 30,

2010. The change in fair value was recorded in the Consolidated Condensed Statements of Operations.

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.3% -3.4% at April 30, 2010). Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest.

          Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX Stores Corporation or any of its wholly owned subsidiaries. As of April 30, 2010, approximately $86.2 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at April 30, 2010. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as prepaid loan fees and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted assets related to One Earth was $53.3 million and $47.9 million at April 30, 2010 and January 31, 2010, respectively. One Earth’s restricted assets total approximately $72.3 million and $65.0 million at April 30, 2010 and January 31, 2010, respectively. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At April 30, 2010, the Company recorded a liability of $5.6 million related to the fair value of the swaps. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

Note 9. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at Levelland Hockley and One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of March 31, 2010, the notional value of the Levelland Hockley and One Earth interest rate swaps were $35.3 million and $72.2 million, respectively. At April 30, 2010, the Company has recorded a liability of $5.7 million related to the fair value of the swaps.

          The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at April 30, 2010 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$107,509	$5,695

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $167,000 in the first quarter of fiscal year 2010 and losses of $556,000 in the first quarter of fiscal year 2009.

          In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging”.

          Levelland Hockley and One Earth have combined forward purchase contracts for 6,859,000 bushels of sorghum and corn, the principal raw materials for their ethanol plants. Levelland Hockley and One Earth expect to take delivery of the grain through July 2010. The unrealized loss of such contracts was approximately $1,395,000 at March 31, 2010.

          Levelland Hockley and One Earth have combined sales commitments for 17.7 million gallons of ethanol and 115,000 tons of distiller grains. Levelland Hockley and One Earth expect to deliver the ethanol and distiller grains through August 2010. The unrealized gain of such contracts was approximately $1,694,000 at March 31, 2010.

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

          The total intrinsic value of options exercised during the quarters ended April 30, 2010 and 2009 was approximately $0.2 million and $0.4 million, respectively, resulting in tax deductions to realize benefits of approximately $0.1 million for each period. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2010	824,421	$10.14
Exercised	(36,000)	$11.31

Outstanding and exercisable at April 30, 2010	788,421	$10.09	1.8	$5,573

          At April 30, 2010, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the period presented (in thousands, except per share amounts):

	Three Months Ended April 30, 2010

	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$3,531	9,840	$0.36

Effect of stock options		205

Diluted income per share from continuing operations attributable to REX common shareholders	$3,531	10,045	$0.35

          As there was a loss from continuing operations for the first quarter of fiscal year 2009, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For the three months ended April 30, 2009, a total of 2,622,000 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive. There were no such shares for the three months ended April 30, 2010.

Note 12. Investments and Restricted Deposits

          The following tables summarize investments at April 30, 2010 and January 31, 2010 (amounts in thousands):

Debt Securities April 30, 2010

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment (Adjusted for Principal Repayments)

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$514	$467

Debt Securities January 31, 2010

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$1,014	$933

          Unrealized holding gains were $47,000 ($27,000 net of income taxes) at April 30, 2010 and $81,000 ($49,000 net of income taxes) at January 31, 2010.

          The Company has approximately $743,000 at April 30, 2010, and January 31, 2010 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes. The deposits earned 2.1% and 2.7% at April 30, 2010 and January 31, 2010, respectively.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $1,357,000 at April 30, 2010 and January 31, 2010 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes. This investment earned 0.1% at April 30, 2010 and January 31, 2010.

          The following table summarizes equity method investments at April 30, 2010 and January 31, 2010 (amounts in thousands):

Equity Method Investments April 30, 2010

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$26,193	$20,025
Patriot Renewable Fuels, LLC	23%	19,888	16,000

Total Equity Method Investments		$46,081	$36,025

Equity Method Investments January 31, 2010

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$25,660	$20,025
Patriot Renewable Fuels, LLC	23%	18,411	16,000

Total Equity Method Investments		$44,071	$36,025

          During the first quarter of fiscal years 2010 and 2009, the Company recorded income of $1,335,000 and $92,000, respectively as its share of earnings from Big River Resources, LLC (“Big River”).

          During the first quarter of fiscal years 2010 and 2009, the Company recorded income of $1,512,000 and a loss of $352,000, respectively as its share of earnings/loss from Patriot Renewable Fuels, LLC (“Patriot”).

          Undistributed earnings of equity method investees totaled approximately $8.9 million and $3.9 million at April 30, 2010 and 2009, respectively.

          Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three months ended March 31, 2010 and March 31, 2009 (amounts in thousands):

March 31, 2010	Patriot	Big River

Net sales and revenue	$56,944	$156,886
Gross profit	$9,643	$14,319
Income from continuing operations	$6,485	$13,714
Net income	$6,485	$13,714

March 31, 2009	Patriot	Big River

Net sales and revenue	$47,494	$67,653
Gross profit	$3,356	$2,968
(Loss) income from continuing operations	$(1,510)	$940
Net (loss) income	$(1,510)	$940

          Both Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at April 30, 2010 and January 31, 2010 are approximately $307,981,000 and $298,076,000, respectively. The Company’s proportionate share of restricted net assets of Patriot and Big River combined at April 30, 2010 and January 31, 2010 are approximately $40,551,000 and $38,926,000, respectively.

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

          The Company substantially completed its exit of the retail business as of July 31, 2009. The following is a summary of restructuring charges and payments for the three months ended April 30, 2010 (in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Total Restructuring Accrual

Balance, January 31, 2010	$219	$439	$658

Restructuring charges	—	—	—
Payment of restructuring liabilities	(7)	(75)	(82)

Balance, April 30, 2010	$212	$364	$576

          Of the total accrual balance of $576,000, $502,000 is classified within current liabilities and $74,000 is classified within long term liabilities. The restructuring charges are all classified as discontinued operations in the accompanying Consolidated Condensed Statements of Operations. The accrued balances at April 30, 2010 are management’s best estimate of the amounts to be incurred for the related categories.

          The following is a summary of restructuring charges and payments for the three months ended April 30, 2009 (in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Investment Banker Fees	ESP Credit	Total Restructuring Accrual

Balance, January 31, 2009	$2,839	$—	$834	$498	$4,171

Restructuring charges	—	1,460	—	—	1,460
Payment of restructuring liabilities	(436)	(409)	—	—	(845)

Balance, April 30, 2009	$2,403	$1,051	$834	$498	$4,786

Note 14. Income Taxes

          The effective tax rate on consolidated pre-tax income or loss from continuing operations was 33.4% for the quarter ended April 30, 2010, 33.5% for the year ended January 31, 2010 and 29.9% for the quarter ended April 30, 2009. The provision for state taxes is approximately 5% for the quarters ended April 30, 2010 and 2009. The provision for state taxes was approximately 4% for the year ended January 31, 2010.

          The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2007 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

Unrecognized tax benefits, February 1, 2010	$2,338
Changes for prior years’ tax positions	19
Changes for current year tax positions	—

Unrecognized tax benefits, April 30, 2010	$2,357

Note 15. Discontinued Operations and Assets Held for Sale

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

	Three Months Ended April 30,

	2010	2009

Net sales and revenue	$2,352	$23,854
Cost of sales	494	18,851
Income (loss) before income taxes	1,003	(868)
(Provision) benefit for income taxes	(346)	323
Income (loss) from discontinued operations, net of tax	$657	$(545)

Loss on disposal before benefit for income taxes	$—	$(201)
Benefit for income taxes	—	72

Loss on disposal of discontinued operations, net of tax	$—	$(129)

          The Company has classified two properties with a carrying value of approximately $976,000 as held for sale at April 30, 2010, which are included in other assets in the accompanying Consolidated Condensed Balance Sheet.

Note 16. Commitments and Contingencies

          The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

Note 17. Segment Reporting

          Beginning in the second quarter of fiscal year 2009, the Company realigned its reportable business segments to be consistent with changes to its management structure and reporting. The Company has two segments: alternative energy and real estate. In prior years, the real estate segment was formerly included in the retail segment and historical amounts have been reclassified to conform to the current year segment reporting presentation. For stores and warehouses closed for which the Company has a retained interest in the related real estate, operations are presented in the real estate segment when retail operations cease. Former retail operations results are classified as discontinued operations. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains on derivative financial instruments. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended April 30,
	2010	2009

Net sales and revenue:
Alternative energy	$71,022	$14,118
Real estate	269	130

Total net sales and revenues	$71,291	$14,248

Segment gross profit (loss):
Alternative energy	$8,462	$233
Real estate	(365)	92

Total gross profit	$8,097	$325

Segment profit (loss):
Alternative energy segment profit (loss)	$8,613	$(1,988)
Real estate segment (loss) profit	(428)	29
Corporate expense	(773)	(476)
Interest expense	(49)	(189)
Interest income	69	230

Income (loss) from continuing operations before income taxes and noncontrolling interests	$7,432	$(2,394)

	April 30, 2010	January 31, 2010

Assets:
Alternative energy	$295,166	$302,228
Real estate	31,567	31,796
Corporate	112,743	117,481

Total assets	$439,476	$451,505

	Three Months Ended April 30,
	2010	2009

Sales of products alternative energy segment:
Ethanol	84%	74%
Distillers grains	16%	26%

Total	100%	100%

Sales of services real estate segment:
Leasing	100%	100%

          Certain corporate costs and expenses, including information technology, employee benefits and other shared services are allocated to the business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash and deferred income tax benefits.

          Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $15.3 million held by Levelland Hockley and One Earth will be used to fund working capital needs for those entities.

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

          In fiscal year 2007 we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. We did not believe that we were generating an adequate return from our retail business due to the competitive nature of the consumer electronics and appliance industry and the overall economic conditions in the United States. Reflecting this focus, in fiscal year 2008, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our real estate portfolio. We engaged an investment banking firm to assist us in analyzing and ultimately marketing our retail operations. As part of those marketing efforts, late in fiscal year 2008 we leased 37 owned store locations to a third party. During fiscal year 2009, the lease agreements were terminated. We are marketing the vacant properties to lease or sell.

          We completed our exit of the retail business as of July 31, 2009. Going forward, we expect that our only retail related activities will consist of the administration of previously sold extended service plans and the payment of related claims. All activities related to extended service plans are classified as discontinued operations.

          We currently have approximately $111 million of equity and debt investments in four ethanol limited liability corporations, two of which we have a majority ownership interest in. We are considering making additional investments in the alternative energy segment during fiscal year 2010.

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

          We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by 2.8) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We expect these decisions to be made on an individual plant basis, as there are different market conditions at each of our ethanol plants.

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

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2010” means the period February 1, 2010 to January 31, 2011.

          We are no longer presenting the comparable prior year quarter end balance sheet (April 30, 2009) which was included in prior year quarterly filings. With the exit of the retail business, and the lack of seasonality in the alternative energy and real estate segments, such information is no longer useful to understand trends in our business.

Results of Operations

          For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months Ended April 30, 2010 and 2009

          Net sales and revenue in the quarter ended April 30, 2010 were $71.3 million compared to $14.2 million in the prior year’s first quarter, representing an increase of $57.1 million. Net sales and revenue do not include sales from retail and real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $56.9 million. Net sales and revenue from our real estate segment increased $0.2 million over the prior year first quarter to $0.3 million.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended April 30,

Product Category	2010	2009

Ethanol	83.6%	73.4%
Distiller grains	15.9	25.1
Leasing	0.4	0.9
Other	0.1	0.6

Total	100.0%	100.0%

          Gross profit of $8.1 million (11.4% of net sales and revenue) in the first quarter of fiscal year 2010 was approximately $7.8 million higher than the $0.3 million (2.3% of net sales and revenue) recorded in the first quarter of fiscal year 2009. Gross profit for the first quarter of fiscal year 2010 increased by $8.2 million compared to the prior year from our alternative energy segment. Gross loss for the first quarter of fiscal year 2010 increased by $0.4 million compared to the prior year from our real estate segment.

          Selling, general and administrative expenses for the first quarter of fiscal year 2010 were $2.1 million (2.9% of net sales and revenue), an increase of $0.9 million from $1.2 million (8.4%

of net sales and revenue) for the first quarter of fiscal year 2009. Compared to the prior year, these expenses increased approximately $0.6 million and $0.3 million in the alternative energy segment and the corporate and other category, respectively.

          Interest income was $0.1 million for the first quarter of fiscal year 2010 compared to $0.2 million for the first quarter of fiscal year 2009. The decrease results primarily from lower yields earned on our excess cash compared to the prior year. The lower yields are a result of the overall macroeconomic environment and not a result of a shift to investments with less risk.

          Interest expense was $1.4 million for the first quarter of fiscal year 2010 compared to $0.9 million for the first quarter of fiscal year 2009. The increase was primarily attributable to the alternative energy segment as we had higher amounts of average debt outstanding upon the completion of construction of One Earth’s ethanol plant.

          During the first quarter of fiscal year 2009, we paid off approximately $7.3 million of debt prior to its maturity. As a result, we incurred prepayment penalties and the write off of prepaid loan fees totaling approximately $0.1 million. There were no such penalties or fees incurred during the first quarter of fiscal year 2010.

          During the first quarters of fiscal years 2010 and 2009, we recognized income of approximately $2.8 million and a loss of approximately $0.3 million, respectively, from our equity investments in Big River and Patriot. During the first quarter of fiscal year 2010, we recognized income of approximately $1.3 million and $1.5 million from our equity investments in Big River and Patriot, respectively. During the first quarter of fiscal year 2009, we recognized income of approximately $0.1 million and a loss of approximately $0.4 million from our equity investments in Big River and Patriot, respectively. Big River has a 92 million gallon plant which has been in operation since 2004. Big River opened an additional 100 million gallon plant during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a 100 million gallon plant in August 2009. Patriot completed construction of its 100 million gallon plant during the second quarter of fiscal year 2008.

          Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to fiscal year 2010 results.

          We recognized losses of $167,000 and $556,000 during the first quarter of fiscal years 2010 and 2009, respectively, related to forward starting interest rate swap agreements that Levelland Hockley and One Earth entered into during fiscal year 2007. During the first quarter of fiscal year 2010, One Earth’s loss was $167,000. Levelland Hockley’s swap expired in April 2010 while One Earth’s swaps expire in July 2011 and July 2014. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

          Our effective tax rate was 33.4% and 29.9% for the first quarter of fiscal years 2010 and 2009, respectively. Our effective tax rate increased, as the noncontrolling interests in the income or loss of consolidated subsidiaries is presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. The noncontrolling interests in the income or loss of Levelland and One Earth were a higher proportion of pre-tax loss in fiscal year 2009 compared to the pre-tax income for fiscal year 2010.

          As a result of the foregoing, income from continuing operations including noncontrolling interests was $4.9 million for the first quarter of fiscal year 2010 versus a loss of $1.7 million for the first quarter of fiscal year 2009.

          During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of tax, of $0.7 million in the first quarter of fiscal year 2010 compared to a loss of $0.5 million in the first quarter of fiscal year 2009. The improvement to profitability in the current year results from the recognition of deferred income on our extended service plans and there were no unprofitable retail operations in the current year since we exited the retail business during fiscal year 2009. One property classified as discontinued operations was abandoned during the first quarter of fiscal year 2009, resulting in a loss, net of taxes of $0.1 million. There was no such gain or loss during the first quarter of fiscal year 2010.

          (Income) or loss related to noncontrolling interests was $(1.4) million and $0.6 million during the first quarter of fiscal years 2010 and 2009, respectively, and represents the owners’ (other than us) share of the income or loss of Levelland Hockley and One Earth. Noncontrolling interests of Levelland Hockley and One Earth was $0.5 million and $(1.9) million, respectively during the first quarter of fiscal year 2010 and $0.5 million and $0.1 million, respectively, during the first quarter of fiscal year 2009.

          As a result of the foregoing, net income attributable to REX common shareholders was $4.2 million for the first quarter of fiscal year 2010 compared to a net loss of $1.7 million for the first quarter of fiscal year 2009.

Business Segment Results

          During fiscal year 2009, we realigned our reportable business segments to be consistent with changes to our management structure and reporting. We have two segments: alternative energy and real estate. The real estate segment was formerly included in the retail segment. For former retail stores and warehouses closed which we have a retained interest in the related real estate, operations are currently presented in the real estate segment based upon when retail operations ceased. Historical results from retail store operations have been reclassified as discontinued operations for all periods presented.

          The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 17, our chief operating decision maker (as defined by ASC 280, “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit includes gains and losses on derivative financial instruments. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

          Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended April 30,
	2010	2009

Net sales and revenue:
Alternative energy	$71,022	$14,118
Real estate	269	130

Total net sales and revenues	$71,291	$14,248

Segment gross profit (loss):
Alternative energy	$8,462	$233
Real estate	(365)	92

Total gross profit	$8,097	$325

Segment profit (loss):
Alternative energy segment profit (loss)	$8,613	$(1,988)
Real estate segment (loss) profit	(428)	29
Corporate expense	(773)	(476)
Interest expense	(49)	(189)
Interest income	69	230

Income (loss) from continuing operations before income taxes and noncontrolling interests	$7,432	$(2,394)

Alternative Energy

          The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our equity method and debt investments in ethanol facilities, the income related to those investments and certain administrative expenses.

One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009. The following table summarizes sales from Levelland Hockley and One Earth by product group (amounts in thousands):

	Three Months Ended April 30,
	2010	2009

Ethanol	$59,529	$10,452
Dried distiller grains	9,258	1,633
Wet distiller grains	2,031	1,938
Other	204	95

Total	$71,022	$14,118

The following table summarizes certain operating data from Levelland Hockley and One Earth:

	Three Months Ended April 30,
	2010	2009

Average selling price per gallon of ethanol	$1.73	$1.55
Average selling price per ton of dried distiller grains	$121.32	$160.10
Average selling price per ton of wet distiller grains	$31.56	$47.82
Average cost per bushel of grain	$3.67	$3.26
Average cost of natural gas (per mmbtu)	$5.65	$5.47

          Net sales and revenue increased $56.9 million to $71.0 million primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol increased to $1.73 in the current year from $1.55 in the prior year. Our sales were based upon 34.5 million gallons of ethanol in the current year compared to 6.7 million gallons of ethanol in the prior year. We expect that net sales and revenue in future periods will be based upon production of approximately 130 million to 140 million gallons of ethanol per year. This expectation assumes that One Earth and Levelland will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized at each respective plant.

           Gross profit from these sales was approximately $8.5 million during the first quarter of fiscal year 2010 compared to $0.2 million during the first quarter of fiscal year 2009. Gross profit improved primarily as a result of One Earth beginning operations in fiscal year 2009 subsequent to the first quarter and the corresponding increase in production volume realized in fiscal year 2010. Given the inherent volatility in ethanol and grain prices, we cannot predict the likelihood that the spread between ethanol and grain prices in future periods will remain favorable or consistent compared to historical periods.

          Selling, general and administrative expenses were approximately $1.3 million in the first quarter of fiscal year 2010, a $0.6 million increase from $0.7 million in the first quarter of fiscal year 2009. Executive compensation was approximately $0.3 million higher compared to the prior year, as profitability from this segment during the current year exceeded the prior year loss. In addition, depreciation expense was approximately $0.2 million higher than the prior year, primarily related to One Earth commencing productions operations subsequent to the first quarter of fiscal year 2009.

          Interest expense increased $0.6 million in the current year over the prior year to $1.3 million, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant. In addition, One Earth borrowed approximately $49.0 million during fiscal year 2009 as it completed construction of its ethanol plant; the resulting higher outstanding debt amount also contributed to the increase in interest expense. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first quarter of fiscal year 2010 levels based on current debt levels.

          Income from equity method investments in Big River and Patriot increased from a loss of $0.3 million in the prior year to $2.8 million in the current year. We recognized $1.3 million of income from Big River in the first quarter of fiscal year 2010 compared to $0.1 million in the first quarter of fiscal year 2009. We recognized $1.5 million of income from Patriot in the first quarter of fiscal year 2010 compared to a loss of $0.4 million in the first quarter of fiscal year 2009. The improvement in Big River’s and Patriot’s profitability over the prior year levels is primarily a result of improved crush spreads. In addition, Big River benefitted from two of its plants being in operation during the first quarter of fiscal year 2010 which were not in operation during the first quarter of fiscal year 2009. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth and Levelland were $0.2 million in the current year compared to $0.6 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit increased to $8.6 million in the first quarter of fiscal year 2010 compared to a loss of $2.0 million in the first quarter of fiscal year 2009.

Real Estate

          The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At April 30, 2010, we have lease or sub-lease agreements, as landlord, for all or parts of 10 former retail stores (108,000 square feet leased and 35,000 square feet vacant). We own nine of these properties and are the tenant/sub landlord for one of the properties. We have 30 owned former retail stores (374,000 square feet), and one former distribution center (180,000 square feet), that are vacant at April 30, 2010. We are marketing these vacant properties for lease or sale. In addition, one former distribution center is partially leased (156,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (300,000 square feet).

          Net sales and revenue increased in the first quarter of fiscal year 2010 to $269,000 from $130,000 in the first quarter of fiscal year 2009. This increase is primarily the result of a lease we entered into for a portion of one of our distribution centers which began during the fourth quarter of fiscal year 2009. We expect lease revenue for the remainder of fiscal year 2010 to be consistent with the first quarter of fiscal year 2010 based upon leases currently executed.

          Gross loss in the first quarter of fiscal year 2010 was $0.4 million compared to gross profit of $0.1 million in the first quarter of fiscal year 2009. Gross profit declined compared to the prior year as a result of expenses associated with vacant properties. A majority of these properties were being used in our retail segment during the first quarter of fiscal year 2009. We expect gross loss for the remainder of fiscal year 2010 to be consistent with the first quarter of fiscal year 2010 based upon leases currently executed. If we are successful in our marketing efforts related to vacant properties, we would expect gross profit (loss) to improve over the first quarter of fiscal year 2010 results.

          As a result of the factors discussed above, segment loss decreased to $428,000 in the first quarter of fiscal year 2010 from segment profit of $29,000 in the first quarter of fiscal year 2009.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

          Selling, general and administrative expenses were $0.8 million in the first quarter of fiscal year 2010 compared to $0.5 million in the first quarter of fiscal year 2009. We expect these expenses for the remainder of fiscal year 2010 to be consistent with the first quarter of fiscal year 2010 results.

          Interest income was $0.1 million in the first quarter of fiscal year 2010 compared to $0.2 million in the first quarter of fiscal year 2009. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year. The lower yields are a result of the overall macroeconomic environment and not a result of a shift to investments with less risk.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $13.8 million for the first quarter of fiscal year 2010, compared to $10.4 million for the first quarter of fiscal year 2009. For the first three months of fiscal year 2010, cash was provided by net income of $5.6 million, adjusted for non-cash items of $0.2 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were $0.8 million in the first quarter of fiscal year 2010. In addition, refundable income taxes provided cash of $6.6 million, primarily a result of federal tax refunds received. Accounts receivable and inventory provided cash of $1.6 million and $1.3 million, respectively, a result of normal variations in production and sales levels. The primary use of cash was a decrease in accounts payable of $1.3 million which is a result of the timing of vendor payments and inventory receipts.

          Net cash provided by operating activities was approximately $10.4 million for the first quarter of fiscal year 2009. For the first three months of fiscal year 2009, cash was used by net loss of $2.4 million, adjusted for non-cash items of $4.2 million, which consisted of depreciation and amortization, stock based compensation expense, loss from equity method investments, loss on disposal of real estate and property and equipment, deferred income and the deferred income tax provision. In addition, inventory provided cash of $17.9 million, primarily a result of the wind down of our retail business inventory levels as we liquidated a significant portion of our retail merchandise inventory as we closed stores. The primary use of cash was a decrease in accounts payable of $2.3 million as we reduced our merchandise vendor balances in connection with the wind down of our retail business. Accounts receivable provided $1.9 million of cash, primarily a result of the timing of cash receipts and customer billings at Levelland Hockley. Refundable income taxes used cash of $1.0 million as we had an increase in the balance of refundable income taxes due to the operating losses incurred in fiscal year 2008.

          At April 30, 2010, working capital was $94.9 million compared to $101.2 million at January 31, 2010. This decrease is primarily a result of repayments of long term debt. The ratio of current assets to current liabilities was 3.7 to 1 at April 30, 2010 and 3.6 to 1 at January 31, 2010.

          Cash of $0.1 million was used in investing activities for the first quarter of fiscal year 2010, compared to $22.6 million of cash used during the first quarter of fiscal year 2009. During the first quarter of fiscal year 2010, we had capital expenditures of approximately $0.6 million, primarily related to improvements at the Levelland Hockley ethanol plant and certain real estate properties. We received approximately $0.5 million from Patriot as repayments on their promissory note.

          Cash of $22.6 million was used in investing activities for the first quarter of fiscal year 2009. During the first quarter of fiscal year 2009, we had capital expenditures of approximately $21.6 million, primarily related to construction at the One Earth ethanol plant. We paid approximately $1.0 million into a restricted account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing.

          Cash used in financing activities totaled approximately $12.6 million for the first quarter of fiscal year 2010 compared to cash provided of $6.1 million for the first quarter of fiscal year 2009. Cash was used by debt payments of $13.4 million, primarily on Levelland Hockley’s and One Earth’s term loans. Stock option activity generated cash of $0.8 million.

          Cash provided by financing activities totaled approximately $6.1 million for the first quarter of fiscal year 2009. Cash was provided by debt borrowings of $15.3 million on construction loans at ethanol facilities and stock option activity of $0.6 million. Cash of $8.7 million was used for payments of mortgage debt. In addition, cash of $1.2 million was used to repurchase our common shares.

          We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.

          We plan to seek and evaluate various investment opportunities. We can make no assurances that we will be successful in our efforts to find such opportunities.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, sorghum, distiller grains, ethanol, gasoline and natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Levelland Hockley entered into a forward interest rate swap in the notional amount of $43.7 million during fiscal year 2007. The swap fixed the variable interest rate of the term loan at 7.89%. The swap matured on April 30, 2010. Thus, approximately $36.1 million of term debt is no longer effectively fixed rate debt. Any increases in LIBOR will increase the Company’s interest expense.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          During the quarter ended April 30, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

          We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 1-28, 2010	2,000	$15.11	2,000	480,701
March 1-31, 2010	—	—	—	480,701
April 1-30, 2010	—	—	—	480,701

Total	2,000	$15.11	2,000	480,701

(1)

On December 1, 2009, our Board of Directors increased our share repurchase authorization by an additional 500,000. At April 30, 2010, a total of 480,701 shares remained available to purchase under this authorization.

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX STORES CORPORATION Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	June 3, 2010
(Chief Executive Officer)
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	June 3, 2010
(Chief Financial Officer)
(Douglas L. Bruggeman)