Form 10-Q
period 2010-07-31
REX AMERICAN RESOURCES Corp
filed 2010-09-09
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-09097

REX AMERICAN RESOURCES CORPORATION
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
Yes ☐ No ☒

At the close of business on September 8, 2010 the registrant had 9,555,043 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	July 31, 2010	January 31, 2010

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$89,616	$100,398
Accounts receivable, net	8,892	9,123
Inventory, net	6,372	8,698
Refundable income taxes	5,793	12,813
Prepaid expenses and other	4,210	2,691
Deferred taxes, net	5,000	6,375

Total current assets	119,883	140,098
Property and equipment, net	237,608	246,874
Other assets	7,734	8,880
Deferred taxes, net	8,500	8,468
Equity method investments	61,095	44,071
Investments in debt instruments	—	1,014
Restricted investments and deposits	1,600	2,100

Total assets	$436,420	$451,505

Liabilities and equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations, alternative energy	$13,514	$12,935
Current portion of long-term debt, other	329	371
Accounts payable, trade	6,107	6,976
Deferred income	5,762	7,818
Accrued restructuring charges	475	511
Accrued real estate taxes	1,196	2,968
Derivative financial instruments	2,023	1,829
Other current liabilities	5,584	5,442

Total current liabilities	34,990	38,850

Long-term liabilities:
Long-term debt and capital lease obligations, alternative energy	106,317	124,093
Long-term debt, other	2,098	2,596
Deferred income	4,030	6,396
Derivative financial instruments	4,196	4,055
Other	4,916	419

Total long-term liabilities	121,557	137,559

Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	142,270	141,698
Retained earnings	296,406	290,984
Treasury stock	(188,852)	(186,407)
Accumulated other comprehensive income, net of tax	—	49

Total REX shareholders’ equity	250,123	246,623
Noncontrolling interests	29,750	28,473

Total equity	279,873	275,096

Total liabilities and equity	$436,420	$451,505

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended July 31,		Six Months Ended July 31,

	2010	2009	2010	2009

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$65,130	$17,134	$136,420	$31,381
Cost of sales	60,470	15,945	123,658	29,852

Gross profit	4,660	1,189	12,762	1,529
Selling, general and administrative expenses	(1,858)	(1,628)	(3,960)	(2,756)
Interest income	124	114	238	259
Interest expense	(1,338)	(811)	(2,710)	(1,604)
Loss on early termination of debt	—	(28)	(48)	(100)
Equity in income (loss) of unconsolidated ethanol affiliates	1,083	184	3,930	(77)
Losses on derivative financial instruments, net	(1,878)	(108)	(2,045)	(665)

Income (loss) from continuing operations before provision/benefit for income taxes and discontinued operations	793	(1,088)	8,167	(3,414)
(Provision) benefit for income taxes	(483)	208	(2,939)	891

Income (loss) from continuing operations including noncontrolling interests	310	(880)	5,228	(2,523)
Income from discontinued operations, net of tax	765	1,272	1,452	690
Gain on disposal of discontinued operations, net of tax	19	249	19	122

Net income (loss) including noncontrolling interests	1,094	641	6,699	(1,711)
Net loss (income) attributable to noncontrolling interests	140	196	(1,277)	817

Net income (loss) attributable to REX common shareholders	$1,234	$837	$5,422	$(894)

Weighted average shares outstanding – basic	9,790	9,231	9,815	9,264

Basic income (loss) per share from continuing operations attributable to REX common shareholders	$0.05	$(0.07)	$0.40	$(0.18)
Basic income per share from discontinued operations attributable to REX common shareholders	0.08	0.14	0.15	0.07
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	—	0.02	—	0.01

Basic net income (loss) per share attributable to REX common shareholders	$0.13	$0.09	$0.55	$(0.10)

Weighted average shares outstanding – diluted	9,976	9,231	10,010	9,264

Diluted income (loss) per share from continuing operations attributable to REX common shareholders	$0.04	$(0.07)	$0.39	$(0.18)
Diluted income per share from discontinued operations attributable to REX common shareholders	0.08	0.14	0.15	0.07
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	—	0.02	—	0.01

Diluted net income (loss) per share attributable to REX common shareholders	$0.12	$0.09	$0.54	$(0.10)

Amounts attributable to REX common shareholders:
Income (loss) from continuing operations, net of tax	$450	$(684)	$3,951	$(1,706)
Income from discontinued operations, net of tax	784	1,521	1,471	812

Net income (loss)	$1,234	$837	$5,422	$(894)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited
(In Thousands)

	REX Shareholders

	Common Shares Issued						Accumulated Other Comprehensive Income
			Treasury		Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096

Net income						5,422		1,277	6,699

Treasury stock acquired			187	(3,311)					(3,311)

Reclassification adjustment for net gains included in net income, net of tax							(49)		(49)

Stock options and related tax effects	—	—	(91)	866	572	—	—	—	1,438

Balance at July 31, 2010	29,853	$299	20,141	$(188,852)	$142,270	$296,406	$—	$29,750	$279,873

	REX Shareholders

	Common Shares Issued				Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
			Treasury

	Shares	Amount	Shares	Amount

Balance at January 31, 2009	29,853	$299	20,471	$(186,057)	$142,486	$282,332	$—	$24,573	$263,633

Net loss						(894)		(817)	(1,711)

Treasury stock acquired			281	(2,537)					(2,537)

Stock based compensation					234				234

Unrealized holding gains, net of tax							37		37

Stock options and related tax effects	—	—	(106)	962	15	—	—	—	977

Balance at July 31, 2009	29,853	$299	20,646	$(187,632)	$142,735	$281,438	$37	$23,756	$260,633

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Six Months Ended July 31,

	2010	2009

	(In Thousands)
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$6,699	$(1,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,646	2,864
(Income) loss from equity method investments	(3,930)	77
Loss (gain) on disposal of real estate and property and equipment	28	(60)
Dividends received from equity method investees	802	—
Deferred income	(4,422)	(11,321)
Losses on derivative financial instruments	335	665
Deferred income tax	1,375	(457)
Other	510	247
Changes in assets and liabilities:
Accounts receivable	231	2,078
Inventory	2,326	16,542
Prepaid expenses and other current assets	5,501	(1,618)
Other long-term assets	1,911	2,211
Accounts payable, trade	(869)	(12,318)
Other liabilities	(2,154)	(1,019)

Net cash provided by (used in) operating activities	15,989	(3,820)

Cash flows from investing activities:
Capital expenditures	(918)	(31,895)
Purchase of equity method investment	(9,216)	—
Principal payments received on investment in debt instruments	933	—
Proceeds from sale of real estate and property and equipment	1,540	973
Restricted cash	—	(1,024)
Restricted investments	500	(6)

Net cash used in investing activities	(7,161)	(31,952)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(17,737)	(10,789)
Proceeds from long-term debt	—	41,205
Stock options exercised	1,438	817
Realized losses on derivative financial instruments	—	(812)
Treasury stock acquired	(3,311)	(2,537)

Net cash (used in) provided by financing activities	(19,610)	27,884

Net decrease in cash and cash equivalents	(10,782)	(7,888)
Cash and cash equivalents, beginning of period	100,398	91,991

Cash and cash equivalents, end of period	$89,616	$84,103

Non cash investing activities – Accrued capital expenditures	$—	$2,000

Non cash investing activities – Contingent consideration for purchase of equity method investment	$4,750	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2010

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

          Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX American Resources Corporation and its wholly and majority owned subsidiaries. The Company includes the results of operations of Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) and One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month.

          Nature of Operations – The Company operates in two reportable segments, alternative energy and real estate. The Company substantially completed the exit of its retail business during the second quarter of fiscal year 2009, although it will continue to recognize revenue and expense associated with administering extended service policies as discontinued operations.

          Reclassifications – Certain amounts have been reclassified to conform to current year presentation. In addition, during the fourth quarter of fiscal year 2009, the Company identified an error in its classification of certain closed retail stores as continuing operations as of January 31, 2009 and for the interim periods subsequent to January 31, 2009 and for the classification of its extended warranty operations as continuing operations for interim periods subsequent to April 30, 2009. Management evaluated the affects of the error on the consolidated financial statements and concluded the error was not material. Prior period results have been reclassified to correct the presentation of continuing and discontinued operations. The result of the error on the quarter ended April 30, 2009 was to reduce the loss from continuing operations including noncontrolling interests in the amount of $312,000. The result of the error on the quarter ended July 31, 2009 was to reduce income from continuing operations including noncontrolling interests in the amount of $1,435,000. The errors had no impact on net income or loss; however it did impact the presentation of income or loss from continuing and discontinued operations.

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

Cost of Sales

          Ethanol cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

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

Interest Cost

          No interest was capitalized for the six months ended July 31, 2010. Interest expense of $1,604,000 for the six months ended July 31, 2009 is net of approximately $1,651,000 of interest capitalized. Cash paid for interest for the six months ended July 31, 2010 and 2009 was approximately $2,448,000 and $1,131,000, respectively.

Financial Instruments

          Forward grain purchase and ethanol and distiller grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, Derivatives and Hedging (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distiller grain quantities expected to be produced by the Company over a reasonable period time in the normal course of business. The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $1,711,000 and $811,000 for the six months ended July 31, 2010 and 2009, respectively.

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the six months ended July 31, 2010 and 2009. The Company received income tax refunds of $5,539,000 and $9,000 during the six months ended July 31, 2010 and 2009, respectively.

          As of July 31, 2010, total unrecognized tax benefits were $2,200,000 and accrued penalties and interest were $183,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $129,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at July 31, 2010 and January 31, 2010 are as follows (amounts in thousands):

	July 31, 2010	January 31, 2010

Retail merchandise, net	$80	$190
Ethanol and other finished goods, net	2,146	1,784
Work in process, net	1,677	1,577
Grain and other raw materials	2,469	5,147

Total	$6,372	$8,698

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

          In accordance with ASC 360-05 Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Impairment charges were approximately $0.4 million in the first six months of fiscal year 2010 and related to the Company’s real estate segment. Impairment charges were not significant in the first six months of fiscal year 2009. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis, appraisals of specific properties, or pending sales contracts of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

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

Note 3. Comprehensive Income (Loss)

          The components of comprehensive income (loss) are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009

Net income (loss) attributable to REX common shareholders	$1,234	$837	$5,422	$(894)
Unrealized holding gains on available for sale securities, net of tax	—	37	—	37
Reclassification adjustment for net gains included in net income, net of tax	(27)	—	(49)	—

Total comprehensive income (loss)	$1,207	$874	$5,373	$(857)

Note 4. Sale and Leaseback Transaction and Other Leases

          On April 30, 2007, the Company completed a transaction for the sale of 86 of its former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010. All of the leases with Klac had been terminated as of January 31, 2010.

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $3.9 million was recognized in the first six months of fiscal year 2009. No gain was recognized in the first six months of fiscal year 2010. As a result of the wind down of the Company’s retail business, the term over which the deferred gain was being amortized was shortened and is based upon the Company abandoning, or otherwise ceasing use of, the leased property. See Note 13 for a discussion of restructuring related charges.

          At July 31, 2010, the Company has lease or sub-lease agreements, as landlord, for all or portions of 13 properties. The Company owns 12 of these properties and is the tenant/sub landlord for one of the properties. All of the leases are accounted for as operating leases.

          The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2011	$680
2012	1,140
2013	1,096
2014	996
2015	947
Thereafter	2,425

Total	$7,284

          The Company leases certain real estate and equipment for its ethanol plants. The leases have been classified as capital leases. The following is a summary, at July 31, 2010, of the aggregate future minimum annual rental commitments for all capital leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2011	$297
2012	593
2013	529
2014	393

Total minimum lease payments	1,812
Less amount representing interest	127

Present value of minimum capital lease payments	1,685
Less current maturities of capital lease obligations	515

Long term capital lease obligations	$1,170

Note 5. Fair Value

          Effective February 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) which provides a framework for measuring fair value under GAAP. This accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. ASC 820 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting ASC 820 because the Company held no financial instruments in which a gain or loss at inception was deferred.

          Effective February 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820. ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents, investments in debt securities, restricted investments, derivative liabilities and contingent consideration liabilities at fair value.

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

The fair values of contingent consideration liabilities are determined using quantitative models that require the use of multiple market inputs including interest rates. In addition, inputs such as the Company’s cost of capital and the timing of certain cash flows are estimated using management’s assumptions and projections.

          Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Restricted investments	857	—	—	857

Total assets	$859	$—	$—	$859

Derivative liabilities	$—	$6,219	$—	$6,219
Contingent consideration	—	—	4,750	4,750

Total liabilities	$—	$6,219	$4,750	$10,969

          Financial assets and liabilities measured at fair value on a non-recurring basis at July 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$1,150	$440

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$81,625	$—	$—	$81,625
Investments in debt securities	—	1,014	—	1,014
Restricted investments	1,357	—	—	1,357

Total assets	$82,982	$1,014	$—	$83,996

Derivative liabilities	$—	$5,884	$—	$5,884

Total liabilities	$—	$5,884	$—	$5,884

          Financial assets and liabilities measured at fair value on a non-recurring basis at January 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$6,161	$1,533

          The fair value of the Company’s debt is approximately $121.8 million and $138.4 million at July 31, 2010 and January 31, 2010, respectively.

Note 6. Property and Equipment

          The components of property and equipment at July 31, 2010 and January 31, 2010 are as follows (amounts in thousands):

	July 31, 2010	January 31, 2010

Land and improvements	$25,692	$26,405
Buildings and improvements	57,341	59,024
Machinery, equipment and fixtures	186,873	187,526
Leasehold improvements	569	569
Construction in progress	78	127

	270,553	273,651
Less: accumulated depreciation	(32,945)	(26,777)

	$237,608	$246,874

Note 7. Other Assets

          The components of other assets at July 31, 2010 and January 31, 2010 are as follows (amounts in thousands):

	July 31, 2010	January 31, 2010

Prepaid loan fees, net	$3,160	$3,633
Prepaid commissions, net	2,962	4,320
Other	1,612	927

Total	$7,734	$8,880

Note 8. Long Term Debt and Interest Rate Swaps

Levelland Hockley Subsidiary Level Debt

          During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement with GE Capital (“the Bank”), Levelland Hockley converted its construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments are due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.4% at July 31, 2010), adjusted monthly through the maturity date. Borrowings are secured by all of the assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX American Resources Corporation or any of its wholly owned subsidiaries. As of July 31, 2010, approximately $35.0 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements, net worth requirements and other common covenants. On September 1, 2010, Levelland Hockley amended its loan agreement with the Bank to adjust certain covenants and to waive defaults occurring prior to July 1, 2010. As a condition of the modification of the loan agreement, REX agreed to increase its line of credit facility to Levelland Hockley from $3.0 million to $4.0 million (inclusive of a $1.0 million letter of credit) through January 31, 2011. In exchange for REX increasing the line of credit facility, REX received a warrant which entitles REX to subscribe for and purchase from Levelland Hockley 324,675 membership units at an exercise price of $3.08 per membership unit.

          Management believes, based on forecasts which are primarily based on estimates of plant production, prices of ethanol, milo, distillers grains and natural gas as well as other assumptions management believes to be reasonable, that Levelland Hockley will be able to maintain compliance with the covenants for at least the next 12 months. Management believes that cash flow from operating activities together with working capital will be sufficient to meet Levelland Hockley’s liquidity needs. However, if a material adverse change in the financial position or operations of Levelland Hockley should occur, or if actual sales, the availability of milo or if expenses are substantially different than forecasted, Levelland Hockley’s liquidity and ability to fund future operating and capital requirements and compliance with debt covenants could be negatively impacted.

          Levelland Hockley paid approximately $3.5 million in financing costs related to the term loan. These costs are recorded as prepaid loan fees and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted assets related to Levelland Hockley was $10.8 million and $13.2 million at July 31, 2010 and January 31, 2010, respectively. Levelland Hockley’s restricted assets total approximately $19.2 million and $23.6 million at July 31, 2010 and January 31, 2010, respectively. Such assets may not be paid in the form of dividends or advances to the parent company or other members of Levelland Hockley per the terms of the loan agreement with the Bank.

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.4% -3.5% at July 31, 2010). Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest.

          Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its wholly owned subsidiaries. As of July 31, 2010, approximately $83.2 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at July 31, 2010. One Earth paid approximately $1.4 million in financing costs. These costs are recorded as prepaid loan fees and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted assets related to One Earth was $56.1 million and $47.9 million at July 31, 2010 and January 31, 2010, respectively. One Earth’s restricted assets, which are less than 100% of total net assets, total approximately $76.1 million and $65.0 million at July 31, 2010 and January 31, 2010, respectively. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At July 31, 2010, the Company recorded a liability of $6.2 million related to the fair value of the swaps. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

Note 9. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of July 31, 2010, the notional value of the One Earth interest rate swaps was $69.5 million. At July 31, 2010, the Company has recorded a liability of $6.2 million related to the fair value of the swaps.

          The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at July 31, 2010, are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$69,508	$6,219

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $1,878,000 and $108,000 in the second quarter of fiscal years 2010 and 2009, respectively. The Company reported losses of $2,045,000 and $665,000 in the first six months of fiscal years 2010 and 2009, respectively.

          In the normal course of its ethanol business, the Company enters into forward pricing agreements for the purchase of grain and for the sale of ethanol and distillers grains for delivery in future periods. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of ASC 815, Derivatives and Hedging.

          Levelland Hockley and One Earth have combined forward purchase contracts for 4,388,000 bushels of sorghum and corn, the principal raw materials for their ethanol plants. Levelland Hockley and One Earth expect to take delivery of the grain through August 2010. The unrealized gain of such contracts was approximately $555,000 at June 30, 2010.

          Levelland Hockley and One Earth have combined sales commitments for 10.4 million gallons of ethanol and 105,000 tons of distiller grains. Levelland Hockley and One Earth expect to deliver the ethanol and distiller grains through December 2010. The unrealized gain of such contracts was approximately $576,000 at June 30, 2010.

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

          The total intrinsic value of options exercised during the six months ended July 31, 2010 and 2009 was approximately $0.5 million and $0.1 million, respectively, resulting in tax deductions to realize benefits of approximately $0.2 million and $0.1 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2010	824,421	$10.14
Exercised	(92,518)	$9.78

Outstanding and exercisable at July 31, 2010	731,903	$10.19	1.6	$4,288

          At July 31, 2010, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31, 2010			Six Months Ended July 31, 2010

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$450	9,790	$0.05	$3,951	9,815	$0.40

Effect of stock options	—	186		—	195

Diluted income per share from continuing operations attributable to REX common shareholders	$450	9,976	$0.04	$3,951	10,010	$0.39

          As there was a loss from continuing operations for the second quarter and first six months of fiscal year 2009, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For the three and six months ended July 31, 2009, a total of 2,571,521 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 12. Investments and Restricted Deposits

          The following table summarizes investments in debt securities at January 31, 2010 (amounts in thousands):

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC Convertible Note	16.00%	11/25/2011	Available for Sale	$1,014	$933

          Unrealized holding gains were $81,000 ($49,000 net of income taxes) at January 31, 2010. During fiscal year 2010, Patriot Renewable Fuels, LLC (“Patriot”) repaid the Company the outstanding principal balance and accrued interest on the note.

          The Company has approximately $743,000 at July 31, 2010, and January 31, 2010 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes. The deposits earned 2.5% and 2.7% at July 31, 2010 and January 31, 2010, respectively.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $857,000 and $1,357,000 at July 31, 2010 and January 31, 2010, respectively, invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes. This investment earned 0.1% at July 31, 2010 and January 31, 2010.

          The following table summarizes equity method investments at July 31, 2010 and January 31, 2010 (amounts in thousands):

Equity Method Investments July 31, 2010

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$26,819	$20,025
Patriot Renewable Fuels, LLC	23%	20,310	16,000
NuGen Energy, LLC	48%	13,966	13,966

Total Equity Method Investments		$61,095	$49,991

Equity Method Investments January 31, 2010

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$25,660	$20,025
Patriot Renewable Fuels, LLC	23%	18,411	16,000

Total Equity Method Investments		$44,071	$36,025

          During the second quarter of fiscal years 2010 and 2009, the Company recorded income of $627,000 and $83,000, respectively as its share of earnings from Big River. During the first six months of fiscal years 2010 and 2009, the Company recorded income of $1,961,000 and $174,000 respectively as its share of earnings from Big River.

          During the second quarter of fiscal years 2010 and 2009, the Company recorded income of $456,000 and $101,000, respectively as its share of earnings from Patriot. During the first six months of fiscal years 2010 and 2009, the Company recorded income of $1,969,000 and a loss of $251,000, respectively as its share of earnings or loss from Patriot. Undistributed earnings of equity method investees totaled approximately $10.0 million at July 31, 2010, and $6.8 million at January 31, 2010.

          Effective June 30, 2010, the Company purchased a 48% equity interest in NuGen Energy, LLC (“NuGen”) which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. The Company’s investment included $2,410,361 paid at closing to the then sole shareholder of NuGen and $6,805,055 contributed directly to Nugen. An additional $6,451,300 is due based upon cash distributions from NuGen that the Company is entitled to until such balance is paid (“Contingent Consideration”). At July 31, 2010, the Company determined that the fair value of the Contingent Consideration was $4,750,000, of which $374,000 is included in other current liabilities and $4,376,000 is included in other long-term liabilities on the Consolidated Condensed Balance Sheet. The results of NuGen are recognized by the Company on a delayed basis of one month. Consequently, no income or expense from Nugen’s operations has been recorded under the equity method of accounting for the quarter and six months ended July 31, 2010.

          The Company has an option to purchase for a purchase price of $1,138,389, (which is payable in cash, partially based upon cash distributions from NuGen that the Company is entitled to) additional ownership units from NuGen’s majority shareholder, which, if exercised, would result in the Company owning 51% of the total outstanding voting and economic interests of NuGen on a fully diluted basis.

          Summarized balance sheet information for NuGen is presented in the following table as of July 31, 2010 (amounts in thousands):

Current assets	$25,098
Long-term assets	86,526

Total assets	$111,624

Current liabilities	$3,663
Long-term liabilities	93,241

Total liabilities	$96,904

          Summarized income statement information for Patriot and Big River is presented in the following table for the three and six month periods ended July 31, 2010 and July 31, 2009 (amounts in thousands):

	Three Months Ended July 31, 2010		Six Months Ended July 31, 2010
	Patriot	Big River	Patriot	Big River

Net sales and revenue	$50,665	$157,620	$107,609	$314,537
Gross profit	$5,354	$12,275	$14,998	$26,595
Income from continuing operations	$1,957	$6,453	$8,442	$20,167
Net income	$1,957	$6,453	$8,442	$20,167

	Three Months Ended July 31, 2009		Six Months Ended July 31, 2009
	Patriot	Big River	Patriot	Big River

Net sales and revenue	$51,187	$64,628	$98,681	$132,280
Gross profit	$4,946	$26	$8,302	$2,994
Income (loss) from continuing operations	$433	$847	$(1,077)	$1,787
Net income (loss)	$433	$847	$(1,077)	$1,787

          Patriot, Big River and NuGen have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at July 31, 2010 and January 31, 2010 are approximately $313,783,000 and $298,076,000, respectively. The Company’s proportionate share of restricted net assets of Patriot and Big River combined at July 31, 2010 and January 31, 2010 are approximately $41,046,000 and $38,926,000, respectively. The restricted net assets of NuGen at July 31, 2010 are approximately $14,720,000. The Company’s proportionate share of restricted net assets of NuGen at July 31, 2010 is approximately $7,066,000.

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

          The Company substantially completed its exit of the retail business as of July 31, 2009. The following is a summary of restructuring charges and payments for the six months ended July 31, 2010 (in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Total Restructuring Accrual

Balance, January 31, 2010	$219	$439	$658

Restructuring charges	—	—	—
Payment of restructuring liabilities	(7)	(75)	(82)

Balance, April 30, 2010	212	364	576
Restructuring charges	—	—	—
Payment of restructuring liabilities	(30)	(71)	(101)

Balance, July 31, 2010	$182	$293	$475

          All of the total accrual balance of $475,000 is classified within current liabilities. The restructuring charges are all classified as discontinued operations in the accompanying Consolidated Condensed Statements of Operations. The accrued balances at July 31, 2010 are management’s best estimate of the amounts to be incurred for the related categories.

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

Note 14. Income Taxes

          The effective tax rate on consolidated pre-tax income or loss from continuing operations was 36.0% for the six months ended July 31, 2010, 33.5% for the year ended January 31, 2010 and 26.1% for the six months ended July 31, 2009. The provision for state taxes is approximately 5% for the six months ended July 31, 2010 and 2009. The provision for state taxes was approximately 4% for the year ended January 31, 2010.

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

Unrecognized tax benefits, February 1, 2010	$2,338
Changes for prior years’ tax positions	45
Changes for current year tax positions	—

Unrecognized tax benefits, July 31, 2010	$2,383

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

	(In Thousands)
Net sales and revenue	$2,085	$5,926	$4,437	$29,780
Cost of sales	284	3,527	778	22,377

Income before income taxes	1,189	2,017	2,250	1,062
Provision for income taxes	(424)	(745)	(798)	(372)

Income from discontinued operations, net of tax	$765	$1,272	$1,452	$690

Gain on disposal	30	395	30	193
Provision for income taxes	(11)	(146)	(11)	(71)

Gain on disposal of discontinued operations, net of tax	$19	$249	$19	$122

          The Company has classified one property with a carrying value of approximately $92,000 as held for sale at July 31, 2010, which is included in other assets in the accompanying Consolidated Condensed Balance Sheet.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Net sales and revenue:
Alternative energy	$64,801	$16,810	$135,823	$30,927
Real estate	329	324	597	454

Total net sales and revenues	$65,130	$17,134	$136,420	$31,381

Segment gross profit (loss):
Alternative energy	$5,333	$1,209	$13,795	$1,441
Real estate	(673)	(20)	(1,033)	88

Total gross profit	$4,660	$1,189	$12,762	$1,529

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Segment profit (loss):
Alternative energy	$2,223	$(558)	$10,705	$(2,354)
Real estate	(716)	(87)	(1,146)	(51)
Corporate expense	(746)	(464)	(1,450)	(937)
Interest expense	(47)	(52)	(149)	(253)
Investment income	79	73	207	181

Income (loss) from continuing operations before income taxes and noncontrolling interests	$793	$(1,088)	$8,167	$(3,414)

	July 31,	January 31,
	2010	2010

Assets:
Alternative energy	$306,592	$302,228
Real estate	30,712	31,796
Corporate	99,116	117,481

Total assets	$436,420	$451,505

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Sales of products alternative energy segment:
Ethanol	83%	80%	83%	77%
Dried distiller grains	14%	10%	14%	11%
Wet distiller grains	3%	10%	3%	12%

Total	100%	100%	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%	100%	100%

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

          Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $15.6 million held by Levelland Hockley and One Earth will be used to fund working capital needs for those entities and to provide for approximately $5 million in grain storage additions at One Earth in the third and fourth quarters of fiscal year 2010.

Note 18. Subsequent Events

          See Note 8 for a discussion of a subsequent event affecting Levelland Hockley’s long term debt.

          The company evaluated all subsequent event activity through September 9, 2010 (the issue date of this Quarterly Report on Form 10-Q) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Overview

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

          We currently have approximately $125 million of equity and debt investments in five ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment during fiscal year 2010.

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

          Critical Accounting Policies and Estimates

          During the three fiscal months ended July 31, 2010, we did not change any of our critical accounting policies as disclosed in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2010. All other accounting policies used in preparing our interim fiscal 2010 Condensed Consolidated Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2010” means the period February 1, 2010 to January 31, 2011.

          We are no longer presenting the comparable prior year quarter end balance sheet (July 31, 2009) which was included in prior year quarterly filings. With the exit of the retail business, and the lack of seasonality of working capital balances in the alternative energy and real estate segments, we believe such information is no longer useful to understand trends in our business.

Results of Operations

          For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months and Six Months Ended July 31, 2010 and 2009

          Net sales and revenue in the quarter ended July 31, 2010 were $65.1 million compared to $17.1 million in the prior year’s second quarter, representing an increase of $48.0 million. Net sales and revenue do not include sales from retail and real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $48.0 million. Net sales and revenue from our real estate segment were consistent with the prior year’s second quarter.

          Net sales and revenue for the first six months of fiscal year 2010 were $136.4 million compared to $31.4 million for the first six months of fiscal year 2009. This represents an increase of $105.0 million. The increase was primarily caused by higher sales in our alternative energy segment of $104.9 million.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended July 31,		Six Months Ended July 31,
Product Category	2010	2009	2010	2009

Ethanol	82.5%	77.8%	83.0%	75.8%
Distiller grains	16.8	19.7	16.3	22.2
Leasing	0.5	1.9	0.4	1.4
Other	0.2	0.6	0.3	0.6

Total	100.0%	100.0%	100.0%	100.0%

          Gross profit of $4.7 million (7.2% of net sales and revenue) in the second quarter of fiscal year 2010 was approximately $3.5 million higher than the $1.2 million (6.9% of net sales and revenue) recorded in the second quarter of fiscal year 2009. Gross profit for the second quarter of fiscal year 2010 increased by $4.1 million compared to the prior year from our alternative energy segment. Gross loss for the second quarter of fiscal year 2010 increased by $0.7 million compared to the prior year from our real estate segment.

          Gross profit for the first six months of fiscal year 2010 was $12.8 million (9.4% of net sales and revenue) which was approximately $11.3 million higher compared to $1.5 million (4.9% of net sales and revenue) for the first six months of fiscal year 2009. Gross profit for the six months ended July 31, 2010 increased by $12.4 million compared to the prior years as a result of operations in the alternative energy segment. Gross profit for the first six months of fiscal year 2010 decreased by $1.1 million compared to the prior year from our real estate segment.

          Selling, general and administrative expenses for the second quarter of fiscal year 2010 were $1.9 million (2.9% of net sales and revenue), an increase of $0.3 million from $1.6 million (9.5% of net sales and revenue) for the second quarter of fiscal year 2009. Selling, general and administrative expenses were $4.0 million (2.9% of net sales and revenue) for the first six months of fiscal year 2010 representing an increase of $1.2 million from $2.8 million (8.8% of net sales and revenue) for the first six months of fiscal year 2009. For the second quarter of fiscal year 2010, these expenses increased approximately $0.3 million compared to the prior year in the corporate and other category. For the first six months of fiscal year 2010, these expenses increased approximately $0.7 million and $0.5 million compared to the prior year in the alternative energy segment and the corporate and other category, respectively.

          Interest income was $124,000 and $114,000 for the second quarter of fiscal years 2010 and 2009, respectively. Interest income was $238,000 and $259,000 for the first six months of fiscal years 2010 and 2009, respectively. We expect interest income to remain consistent with the prior year results for the remainder of fiscal year 2010.

          Interest expense was $1.3 million for the second quarter of fiscal year 2010, an increase of $0.5 million over the prior year second quarter. Interest expense was $2.7 million for the first six months of fiscal year 2010 compared to $1.6 million for the first six months of fiscal year 2009, an increase of $1.1 million. The increases were primarily attributable to the alternative energy segment as we had higher amounts of average debt outstanding upon the completion of construction of One Earth’s ethanol plant. We expect interest expense, subsequent to the quarter ended July 31, 2010 to be consistent with prior year amounts as the construction of One Earth’s ethanol plant was completed prior to the end of the second quarter of fiscal year 2009. Consequently, we ceased capitalizing interest related to such construction during the second quarter of fiscal year 2009.

          During the first six months of fiscal year 2010, we paid off real estate related debt prior to its maturity. As a result, we incurred prepayment penalties and the write off of prepaid loan fees of approximately $48,000 compared to $100,000 incurred during the first six months of fiscal year 2009.

          During the second quarter of fiscal years 2010 and 2009, we recognized income of approximately $1,083,000 and $184,000, respectively, from our equity investments in Big River and Patriot. During the first six months of fiscal years 2010 and 2009, we recognized income of approximately $3,930,000 and a loss of $77,000, respectively, from our equity investments in Big River and Patriot. Big River has a 92 million gallon plant which has been in operation since 2004. Big River opened an additional 100 million gallon plant during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a 100 million gallon plant in August 2009. Patriot completed construction of its 100 million gallon plant during the second quarter of fiscal year 2008.

          Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to fiscal year 2010 results.

          We recognized losses of approximately $1.9 million and $0.2 million during the second quarter of fiscal years 2010 and 2009, respectively, related to forward starting interest rate swap agreements that One Earth and Levelland Hockley entered into during fiscal year 2007. We recognized a loss related to the swaps of approximately $2.0 million during the first six months of fiscal year 2010 compared to $0.7 million during the first six months of fiscal year 2009. Levelland Hockley’s swap expired in April 2010 while One Earth’s swaps will expire in July 2011 and July 2014. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

          Our effective tax rate was 60.9% and 19.1% for the second quarter of fiscal years 2010 and 2009, respectively. Our effective tax rate for the first six months of fiscal year 2010 was 36.0% compared to 26.1% for the first six months of fiscal year 2009. Our effective tax rate increased, as the noncontrolling interests in the income or loss of consolidated subsidiaries is presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. The noncontrolling interests in the income or loss of Levelland and One Earth were a higher proportion of pre-tax loss in fiscal year 2009 compared to the pre-tax income for fiscal year 2010. In addition, the provision for uncertain tax positions reduced the tax benefit recognized during fiscal year 2009.

          As a result of the foregoing, income from continuing operations including noncontrolling interests was $0.3 million for the second quarter of fiscal year 2010 versus a loss of $0.9 million for the second quarter of fiscal year 2009. Income from continuing operations including noncontrolling interests was $5.2 million for the first six months of fiscal year 2010 versus a loss of $2.5 million for the first six months of fiscal year 2009.

          During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of tax, of approximately $0.8 million in the second quarter of fiscal year 2010 compared to $1.3 million in the second quarter of fiscal year 2009. We had income from discontinued operations, net of tax benefit, of approximately $1.5 million for the first six months of fiscal year 2010 compared to $0.7 million for the first six months of fiscal year 2009. The improvement in profitability in the current year six months results from the recognition of deferred income on our extended service plans and that there were no unprofitable retail operations in the current year since we exited the retail business during fiscal year 2009. Going forward, we expect current year results to be lower than historical results as our extended warranty policies continue to expire, thus reducing the related recognition of deferred income. Two properties classified as discontinued operations were sold during the first six months of fiscal year 2010, resulting in gains, net of taxes of $19,000, compared to gains, net of tax of $122,000 during the first six months of fiscal year 2009.

          (Income) or loss related to noncontrolling interests was $0.1 million and $0.2 million during the second quarter of fiscal years 2010 and 2009, respectively, and $(1.3) million and $0.8 million for the six months ended July 31, 2010 and 2009, respectively, and represents the owners’ (other than us) share of the income or loss of Levelland Hockley and One Earth.

          As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2010 was $1.2 million, an increase of $0.4 million from $0.8 million for the second quarter of fiscal year 2009. Net income attributable to REX common shareholders for the first six months of fiscal year 2010 was $5.4 million, an increase of $6.3 million from net loss of $0.9 million for the first six months of fiscal year 2009.

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

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Net sales and revenue:
Alternative energy	$64,801	$16,810	$135,823	$30,927
Real estate	329	324	597	454

Total net sales and revenues	$65,130	$17,134	$136,420	$31,381

Segment gross profit (loss):
Alternative energy	$5,333	$1,209	$13,795	$1,441
Real estate	(673)	(20)	(1,033)	88

Total gross profit	$4,660	$1,189	$12,762	$1,529

Segment profit (loss):
Alternative energy	$2,223	$(558)	$10,705	$(2,354)
Real estate	(716)	(87)	(1,146)	(51)
Corporate expense	(746)	(464)	(1,450)	(937)
Interest expense	(47)	(52)	(149)	(253)
Investment income	79	73	207	181

Income (loss) from continuing operations before income taxes and noncontrolling interests	$793	$(1,088)	$8,167	$(3,414)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Ethanol	$53,754	$13,344	$113,283	$23,776
Dried distiller grains	9,259	1,580	18,517	3,160
Wet distiller grains	1,698	1,752	3,729	3,690
Other	90	134	294	301

Total	$64,801	$16,810	$135,823	$30,927

The following table summarizes certain operating data from Levelland Hockley and One Earth:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009

Average selling price per gallon of ethanol	$1.56	$1.62	$1.64	$1.59
Average selling price per ton of dried distiller grains	$113.47	$159.00	$116.50	$160.00
Average selling price per ton of wet distiller grains	$33.26	$54.00	$32.31	$51.00
Average cost per bushel of grain	$3.62	$3.38	$3.67	$3.56
Average cost of natural gas (per mmbtu)	$4.47	$4.71	$5.04	$5.36

Segment Results – Second Quarter Fiscal Year 2010 Compared to Second Quarter Fiscal Year 2009

          Net sales and revenue increased $48.0 million to $64.8 million primarily as a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol declined slightly from the prior year level of $1.62 to $1.56 in the current year. Our sales were based upon 34.4 million gallons of ethanol in the current year compared to 8.2 million gallons of ethanol in the prior year. The average selling price per ton of dried distiller grains declined from the prior year level of $159.00 to $113.47 in the current year. Our sales were based upon 81,600 tons of dried distiller grains in the current year compared to 9,900 tons of dried distiller grains in the prior year. We expect that net sales and revenue in future periods will be based upon annual production of approximately 130 million to 140 million gallons of ethanol and approximately 300,000 tons to 330,000 tons of dried distiller grains per year. This expectation assumes that One Earth and Levelland will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized at each respective plant.

          Gross profit from these sales was approximately $5.3 million during the current year compared to $1.2 million during the prior year. Gross profit improved primarily as a result of One Earth becoming fully operational subsequent to the second quarter of the prior year and the corresponding increase in production volume realized in fiscal year 2010. Given the inherent volatility in ethanol and grain prices, we cannot predict the trend of the spread between ethanol and grain prices in future periods compared to historical periods.

          Selling, general and administrative expenses were approximately $1.1 million in the current year, consistent with the prior year.

          Interest expense increased $0.5 million in the current year over the prior year to $1.3 million, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant. In addition, One Earth borrowed approximately $49.0 million during fiscal year 2009 as it completed construction of its ethanol plant; the resulting higher outstanding debt amount also contributed to the increase in interest expense. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first and second quarters of fiscal year 2010 amounts based on current debt levels.

          Income from equity method investments in Big River and Patriot increased from $0.2 million in the prior year to $1.1 million in the current year. We recognized $0.6 million of income from Big River in the current year compared to $0.1 million in the prior year. We recognized $0.5 million of income from Patriot in the current year compared to $0.1 million in the prior year. The improvement in Big River’s and Patriot’s profitability over the prior year levels is primarily a result of improved crush spreads. In addition, Big River benefitted from two of its plants being in operation during the current year which were not in operation during the prior year. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth and Levelland were $1.9 million in the current year compared to $0.1 million in the prior year driven by declining interest rates. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit increased to $2.2 million in the current year compared to a loss of $0.6 million in the prior year.

Segment Results – Six Months July 31, 2010 Compared to Six Months Ended July 31, 2009

          Net sales and revenue in the current year increased $104.9 million, compared to the prior year, to $135.8 million primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol increased to $1.64 in the current year from $1.59 in the prior year. Our sales were based upon 68.9 million gallons of ethanol in the current year compared to 15.0 million gallons of ethanol in the prior year. The average selling price per ton of dried distiller grains declined from the prior year level of $160.00 to $116.50 in the current year. Our sales were based upon 159,000 tons of dried distiller grains in the current year compared to 20,600 tons of dried distiller grains in the prior year. We expect that net sales and revenue in future periods will be based upon annual production of approximately 130 million to 140 million gallons of ethanol and approximately 300,000 tons to 330,000 tons of dried distiller grains per year. This expectation assumes that One Earth and Levelland will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized at each respective plant.

          Gross profit from these sales was approximately $13.8 million during the current year compared to $1.4 million during the prior year. Gross profit improved primarily as a result of One Earth becoming fully operational subsequent to the second quarter and the corresponding increase in production volume realized in fiscal year 2010. Given the inherent volatility in ethanol and grain prices, we cannot predict the likelihood that the spread between ethanol and grain prices and the resulting gross profit in future periods will remain favorable or consistent compared to historical periods.

          Selling, general and administrative expenses were approximately $2.4 million in the current year, a $0.7 million increase from $1.7 million in the prior year. Incentive compensation was the primary reason for the increase as this expense was approximately $0.6 million higher compared to the prior year, as profitability from this segment during the current year exceeded the prior year loss. In addition, depreciation expense was approximately $0.2 million higher than the prior year, primarily related to One Earth commencing production operations subsequent to the first quarter of fiscal year 2009.

          Interest expense increased $1.2 million in the current year over the prior year to $2.6 million, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant. In addition, One Earth borrowed approximately $49.0 million during fiscal year 2009 as it completed construction of its ethanol plant; the resulting higher outstanding debt amount also contributed to the increase in interest expense. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first six months of fiscal year 2010 based on current debt levels.

          Income from equity method investments in Big River and Patriot increased from a loss of $0.1 million in the prior year to $3.9 million of income in the current year. We recognized $1.9 million of income from Big River in the current year compared to $0.2 million in the prior year. We recognized $2.0 million of income from Patriot in the current year compared to a loss of $0.3 million in the prior year. The improvement in Big River’s and Patriot’s profitability over the prior year levels is primarily a result of improved crush spreads. In addition, Big River benefitted from two of its plants being in operation during the current year which were not in operation during the prior year. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth and Levelland were $2.0 million in the current year compared to $0.7 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit increased to $10.7 million in the current year compared to a loss of $2.4 million in the prior year.

Real Estate

          The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate sales and leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At July 31, 2010, we have lease or sub-lease agreements, as landlord, for all or parts of 12 former retail stores (136,000 square feet leased and 32,000 square feet vacant). We own 11 of these properties and are the tenant/sub landlord for one of the properties. We have 26 owned former retail stores (322,000 square feet), and one former distribution center (180,000 square feet), that are vacant at July 31, 2010. We are marketing these vacant properties for lease or sale. In addition, one former distribution center is partially leased (156,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (300,000 square feet).

Segment Results – Second Quarter Fiscal Year 2010 Compared to Second Quarter Fiscal Year 2009

          Net sales and revenue of $329,000 were consistent with the prior year amount of $324,000. We expect lease revenue for the remainder of fiscal year 2010 to be consistent with the first six months of fiscal year 2010 based upon leases currently executed.

          Gross loss in the current year was $673,000 compared to $20,000 in the prior year. The increase in gross loss compared to the prior year is primarily a result of impairment charges of approximately $440,000 related to two locations. Expenses associated with vacant properties, which were being used in our retail segment during the first quarter of fiscal year 2009 also contributed to the increase in gross loss. We expect gross loss for the remainder of fiscal year 2010 to be consistent with the first quarter of fiscal year 2010 based upon leases currently executed. If we are successful in our marketing efforts related to vacant properties, we would expect gross profit (loss) to improve over the first six months of fiscal year 2010 results.

          As a result of the factors discussed above, segment loss increased to $716,000 in the current year from $87,000 in the prior year.

Segment Results – Six Months July 31, 2010 Compared to Six Months Ended July 31, 2009

          Net sales and revenue increased in the current year to $597,000 from $454,000 in the prior year. This increase is primarily the result of a lease we entered into for a portion of one of our distribution centers which began during the fourth quarter of fiscal year 2009. We expect lease revenue for the remainder of fiscal year 2010 to be consistent with the first six months of fiscal year 2010 based upon leases currently executed.

          Gross loss in the current year was $1.0 million compared to gross profit of $0.1 million in the prior year. Gross profit declined compared to the prior year as a result of expenses associated with vacant properties and impairment charges. A majority of the vacant properties were being used in our retail segment during the first quarter of fiscal year 2009. Impairment charges were $440,000 in fiscal year 2010 and related to two properties. We expect gross loss for the remainder of fiscal year 2010 to be consistent with the first quarter of fiscal year 2010 based upon leases currently executed. If we are successful in our marketing efforts related to vacant properties, we would expect gross profit (loss) to improve over the first six months of fiscal year 2010 results.

          As a result of the factors discussed above, segment loss increased to $1,146,000 in the current year 2010 from $51,000 in the prior year.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results – Second Quarter Fiscal Year 2010 Compared to Second Quarter Fiscal Year 2009

          Selling, general and administrative expenses were $0.7 million in the current year compared to $0.5 million in the prior year. Professional fees and insurance were the categories primarily responsible for the increase in expenses. We expect selling, general and administrative expenses for the remainder of fiscal year 2010 to be consistent with the first six months of fiscal year 2010 results.

          Interest income and interest expense were consistent with the prior year amounts.

Corporate and Other Results – Six Months Ended July 31, 2010 Compared to Six Months Ended July 31, 2009

          Selling, general and administrative expenses were $1.5 million in the current year compared to $0.9 million in the prior year. Professional fees and insurance were the categories primarily responsible for the increase in expenses. We expect selling, general and administrative expenses for the remainder of fiscal year 2010 to be consistent with the first six months of fiscal year 2010 results.

          Interest income and interest expense were consistent with the prior year amounts.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $16.0 million for the first six months of fiscal year 2010, compared to cash used of $3.8 million for the first six months of fiscal year 2009. For the first six months of fiscal year 2010, cash was provided by net income of $6.7 million, adjusted for non-cash items of $1.5 million, which consisted of depreciation and amortization, income from equity method investments, deferred income, losses on derivative financial instruments, the deferred income tax provision and other items. Dividends received from our equity method investees were $0.8 million in the first six months of fiscal year 2010. In addition, prepaid expense and other current and long term assets provided cash of $7.4 million, primarily a result of federal tax refunds received. Accounts receivable and inventory provided cash of $0.2 million and $2.3 million, respectively, a result of normal variations in production and sales levels. The primary use of cash was a decrease in other liabilities of $2.2 million which is the result of paying certain real estate taxes and a decrease in accounts payable of $0.9 million which is a result of the timing of vendor payments and inventory receipts.

          Net cash used in operating activities was approximately $3.8 million for the first six months of fiscal year 2009. For the first six months of fiscal year 2009, cash was used by net loss of $1.7 million, net non-cash items of $7.9 million, which primarily consisted of deferred income and the deferred income tax provision, partially offset by depreciation and amortization, loss from equity method investments, gains on derivative financial instruments and other items. In addition, inventory and accounts receivable provided cash of $16.5 million and $2.1 million, respectively, primarily a result of the wind down of our retail business. The primary use of cash was a decrease in accounts payable of $12.3 million as we finalized several outstanding retail vendor accounts associated with the wind down of our retail business. Other liabilities decreased $1.0 million as we paid certain payroll and other accrued expenses, such as restructuring reserves, in connection with the wind down of our retail business.

          At July 31, 2010, working capital was $84.9 million compared to $101.2 million at January 31, 2010. This decrease is primarily a result of repayments of long term debt and our purchase of a minority interest in NuGen. The ratio of current assets to current liabilities was 3.4 to 1 at July 31, 2010 and 3.6 to 1 at January 31, 2010.

          Cash of $7.2 million was used in investing activities for the first six months of fiscal year 2010, compared to $32.0 million of cash used during the first six months of fiscal year 2009. We acquired a 48% interest in NuGen during the second quarter of fiscal year 2010, which used $9.2 million of cash. During the first six months of fiscal year 2010, we had capital expenditures of approximately $0.9 million, primarily related to improvements at the Levelland Hockley ethanol plant and certain real estate properties. We received approximately $0.9 million from Patriot as repayments on their promissory note and received $1.5 million from proceeds of sales of real estate and property and equipment.

          Cash of $32.0 million was used in investing activities for the first six months of fiscal year 2009. During the first six months of fiscal year 2009, we received proceeds of $1.0 million from the sale of real estate and property and equipment. We had capital expenditures of approximately $31.9 million during the first six months of fiscal year 2009, primarily related to construction at the One Earth ethanol plant. We deposited approximately $1.0 million into a restricted account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing.

          Cash used in financing activities totaled approximately $19.6 million for the first six months of fiscal year 2010 compared to cash provided of $27.9 million for the first six months of fiscal year 2009. Cash was used by debt payments of $17.7 million, primarily on Levelland Hockley’s and One Earth’s term loans. Stock option activity generated cash of $1.4 million. In addition, cash of $3.3 million was used to repurchase approximately 187,000 shares of our common stock.

          As of July 31, 2010, we had approximately 293,000 authorized shares remaining available for purchase under the stock buy-back program.

          Cash provided by financing activities totaled approximately $27.9 million for the first six months of fiscal year 2009. Cash of approximately $10.8 million was used to repay debt and capital lease obligations. Cash was provided by debt borrowings of $41.2 million on One Earth’s construction loan and stock option activity of $0.8 million. Cash of approximately $2.5 million was also used to acquire 281,000 shares of our common stock.

          One Earth will be constructing additional grain storage silos at its ethanol plant, expected to cost approximately $5 million.

          We expect that our primary sources of cash for the remainder of the year will be cash generated by operations and cash and cash equivalents on hand. We expect that our ethanol plants’ uses of cash for the remainder of the year will include repayments of debt and related interest, capital expenditures and to fund working capital requirements. We plan to seek and evaluate various investment opportunities at the parent company level. We can make no assurances that we will be successful in our efforts to find such opportunities.

          We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

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

          No material changes since January 31, 2010.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          During the quarter ended July 31, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 1-31, 2010	—	$—	—	480,701
June 1-30, 2010	147,796	17.95	147,796	332,905
July 1-31, 2010	39,474	15,92	39,474	293,431

Total	187,270	$17.52	187,270	293,431

(1)

On December 1, 2009, our Board of Directors increased our share repurchase authorization by an additional 500,000. At July 31, 2010, a total of 293,431 shares remained available to purchase under this authorization.

Item 6. Exhibits.

          The following exhibits are filed with this report:

3	(a)	Certificate of Incorporation, as amended

4	(a)

Eighth Amendment to Construction and Term Loan Agreement dated as of September 1, 2010 among Levelland Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc., as Administrative Agent.

31		Rule 13a-14(a)/15d-14(a) Certifications

32		Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX AMERICAN RESOURCES CORPORATION Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	September 9, 2010
(Chief Executive Officer)
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	September 9, 2010
(Chief Financial Officer)
(Douglas L. Bruggeman)