Form 10-Q
period 2010-10-31
REX AMERICAN RESOURCES Corp
filed 2010-12-09
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
Yes ☐ No ☒

At the close of business on December 8, 2010 the registrant had 9,489,944 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	October 31, 2010	January 31, 2010

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$87,563	$100,398
Accounts receivable, net	12,242	9,123
Inventory, net	10,546	8,698
Refundable income taxes	7,442	12,813
Prepaid expenses and other	3,846	2,691
Deferred taxes, net	5,000	6,375

Total current assets	126,639	140,098
Property and equipment, net	231,101	246,874
Other assets	7,035	8,880
Deferred taxes, net	4,282	8,468
Equity method investments	64,360	44,071
Investments in debt instruments	—	1,014
Restricted investments and deposits	1,600	2,100

Total assets	$435,017	$451,505

Liabilities and equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations, alternative energy	$13,160	$12,935
Current portion of long-term debt, other	336	371
Accounts payable, trade	7,060	6,976
Deferred income	4,804	7,818
Accrued restructuring charges	444	511
Accrued real estate taxes	1,526	2,968
Derivative financial instruments	2,101	1,829
Other current liabilities	6,360	5,442

Total current liabilities	35,791	38,850

Long-term liabilities:
Long-term debt and capital lease obligations, alternative energy	103,167	124,093
Long-term debt, other	2,011	2,596
Deferred income	3,125	6,396
Derivative financial instruments	4,482	4,055
Other	4,822	419

Total long-term liabilities	117,607	137,559

Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	142,270	141,698
Retained earnings	300,656	290,984
Treasury stock	(192,207)	(186,407)
Accumulated other comprehensive income, net of tax	—	49

Total REX shareholders’ equity	251,018	246,623
Noncontrolling interests	30,601	28,473

Total equity	281,619	275,096

Total liabilities and equity	$435,017	$451,505

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended October 31,		Nine Months Ended October 31,

	2010	2009	2010	2009

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$70,343	$61,679	$206,738	$93,061
Cost of sales	63,538	55,880	186,516	86,179

Gross profit	6,805	5,799	20,222	6,882
Selling, general and administrative expenses	(1,929)	(1,540)	(5,923)	(3,701)
Interest income	121	92	408	356
Interest expense	(1,375)	(1,642)	(4,135)	(3,116)
Loss on early termination of debt	—	—	(48)	(113)
Equity in income of unconsolidated ethanol affiliates	3,694	1,221	7,625	1,144
Other income	116	766	117	766
Losses on derivative financial instruments, net	(495)	(899)	(2,538)	(1,561)

Income from continuing operations before provision for income taxes and discontinued operations	6,937	3,797	15,728	657
Provision for income taxes	(2,538)	(1,140)	(5,730)	(348)

Income from continuing operations including noncontrolling interests	4,399	2,657	9,998	309
Income from discontinued operations, net of tax	546	628	1,593	1,144
Gain on disposal of discontinued operations, net of tax	156	—	209	123

Net income including noncontrolling interests	5,101	3,285	11,800	1,576
Net income attributable to noncontrolling interests	(851)	(1,012)	(2,128)	(195)

Net income attributable to REX common shareholders	$4,250	$2,273	$9,672	$1,381

Weighted average shares outstanding – basic	9,541	9,161	9,723	9,229

Basic income per share from continuing operations attributable to REX common shareholders	$0.37	$0.18	$0.81	$0.01
Basic income per share from discontinued operations attributable to REX common shareholders	0.06	0.07	0.16	0.13
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.02	—	0.02	0.01

Basic net income per share attributable to REX common shareholders	$0.45	$0.25	$0.99	$0.15

Weighted average shares outstanding – diluted	9,682	9,464	9,900	9,478

Diluted income per share from continuing operations attributable to REX common shareholders	$0.36	$0.17	$0.80	$0.01
Diluted income per share from discontinued operations attributable to REX common shareholders	0.06	0.07	0.16	0.13
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.02	—	0.02	0.01

Diluted net income per share attributable to REX common shareholders	$0.44	$0.24	$0.98	$0.15

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$3,548	$1,645	$7,870	$114
Income from discontinued operations, net of tax	702	628	1,802	1,267

Net income	$4,250	$2,273	$9,672	$1,381

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited
(In Thousands)

	REX Shareholders

	Common Shares Issued						Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
			Treasury		Paid-in Capital	Retained Earnings

	Shares	Amount	Shares	Amount

Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096

Net income						9,672		2,128	11,800

Treasury stock acquired			415	(6,666)					(6,666)

Reclassification adjustment for net gains included in net income, net of tax							(49)		(49)

Stock options and related tax effects	—	—	(93)	866	572	—	—	—	1,438

Balance at October 31, 2010	29,853	$299	20,367	$(192,207)	$142,270	$300,656	$—	$30,601	$281,619

	REX Shareholders

	Common Shares Issued						Accumulated Other Comprehensive Income
			Treasury
					Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 31, 2009	29,853	$299	20,471	$(186,057)	$142,486	$282,332	$—	$24,573	$263,633

Net income						1,381		195	1,576

Treasury stock acquired			535	(5,543)					(5,543)

Stock based compensation					234				234

Unrealized holding gains, net of tax							49		49

Stock options and related tax effects	—	—	(148)	1,345	86	—	—	—	1,431

Balance at October 31, 2009	29,853	$299	20,858	$(190,255)	$142,806	$283,713	$49	$24,768	$261,380

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Nine Months Ended October 31,

	2010	2009

	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$11,800	$1,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,836	6,489
Impairment charges	687	—
Income from equity method investments	(7,625)	(1,144)
Gain on disposal of real estate and property and equipment	(461)	(51)
Dividends received from equity method investees	1,057	—
Deferred income	(6,285)	(14,031)
Derivative financial instruments	699	514
Deferred income tax	5,512	(1,521)
Other	—	248
Changes in assets and liabilities:
Accounts receivable	(3,119)	(5,064)
Inventory	(1,848)	16,701
Prepaid expenses and other current assets	4,216	2,859
Other long-term assets	1,495	2,211
Accounts payable, trade	84	(6,208)
Other liabilities	(799)	(3,320)

Net cash provided by (used in) operating activities	18,249	(741)

Cash flows from investing activities:
Capital expenditures	(3,799)	(34,532)
Purchase of equity method investment	(9,216)	(25)
Principal payments received on investment in debt instruments	1,014	—
Proceeds from sale of real estate and property and equipment	6,966	1,002
Restricted cash	—	(1,025)
Proceeds from sale of restricted investments	500	184

Net cash used in investing activities	(4,535)	(34,396)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(21,321)	(12,080)
Proceeds from long-term debt	—	43,974
Proceeds from exercise of stock options	1,438	1,243
Treasury stock acquired	(6,666)	(5,543)

Net cash (used in) provided by financing activities	(26,549)	27,594

Net decrease in cash and cash equivalents	(12,835)	(7,543)
Cash and cash equivalents, beginning of period	100,398	91,991

Cash and cash equivalents, end of period	$87,563	$84,448

Non cash investing activities – Contingent consideration for purchase of equity method investment	$4,611	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2010

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

          Reclassifications – Certain amounts have been reclassified to conform to current year presentation. In addition, during the fourth quarter of fiscal year 2009, the Company identified an error in its classification of certain closed retail stores as continuing operations as of January 31, 2009 and for the interim periods subsequent to January 31, 2009 and for the classification of its extended warranty operations as continuing operations for interim periods subsequent to April 30, 2009. Management evaluated the effects of the error on the consolidated financial statements and concluded the error was not material; however, prior period results have been reclassified to correct the presentation of continuing and discontinued operations as disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010. The error had no impact on net income or loss; however it did impact the classification of income or loss from continuing and discontinued operations.

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, restructuring accruals, the fair value of financial instruments, lower of cost or market inventory calculations, reserves for bad debts and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Revenue Recognition

          The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers upon shipment from the ethanol plant. Shipping and handling charges to ethanol customers are included in net sales and revenue.

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

Interest Cost

          No interest was capitalized for the nine months ended October 31, 2010. Interest expense of $3,116,000 for the nine months ended October 31, 2009 is net of approximately $1,651,000 of interest capitalized. Cash paid for interest for the nine months ended October 31, 2010 and 2009 was approximately $3,648,000 and $1,620,000, respectively.

Financial Instruments

          The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $1,839,000 and $1,047,000 for the nine months ended October 31, 2010 and 2009, respectively.

          Forward grain purchase and ethanol and distillers grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, Derivatives and Hedging (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distillers grain quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the nine months ended October 31, 2010 and 2009. The Company received income tax refunds of $5,541,000 and $1,009,000 during the nine months ended October 31, 2010 and 2009, respectively.

          As of October 31, 2010, total unrecognized tax benefits were $2,200,000 and accrued penalties and interest were $223,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $129,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at October 31, 2010 and January 31, 2010 are as follows (amounts in thousands):

	October 31, 2010	January 31, 2010

Ethanol and other finished goods	$2,135	$1,784
Work in process	2,066	1,577
Grain and other raw materials	6,345	5,147
Retail merchandise, net	—	190

Total	$10,546	$8,698

Property and Equipment

          Property and equipment are recorded at cost. Assets under capital leases are capitalized at the lower of the net present value of minimum lease payments or the fair market value of the leased asset. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

          In accordance with ASC 360-05 Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Impairment charges were approximately $0.7 million in the first nine months of fiscal year 2010; $0.5 million of this amount related to properties classified as discontinued operations and $0.2 million related to the Company’s real estate segment. No impairment charges were recorded in the first nine months of fiscal year 2009. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis, appraisals of specific properties, or pending sales contracts of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment for assets held for use.

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

Accounting Changes and Recently Issued Accounting Standards

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be consolidated (ASC Topic 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted this standard as of January 31, 2010. This standard did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Note 3. Comprehensive Income

          The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009

Net income attributable to REX common shareholders	$4,250	$2,273	$9,672	$1,381
Unrealized holding gains on available for sale securities, net of tax	—	12	—	49
Reclassification adjustment for net gains included in net income, net of tax	—	—	(49)	—

Total comprehensive income	$4,250	$2,285	$9,623	$1,430

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

          This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $3.9 million was recognized in the first nine months of fiscal year 2009. No gain was recognized in the first nine months of fiscal year 2010. As a result of the wind down of the Company’s retail business, the term over which the deferred gain was being amortized was shortened and is based upon the Company abandoning, or otherwise ceasing use of, the leased property. See Note 13 for a discussion of restructuring related charges.

          At October 31, 2010, the Company has leases, as landlord, for all or portions of 16 owned former retail store and warehouse locations, which are included in property and equipment, net on the Consolidated Condensed Balance Sheet. All of the leases are accounted for as operating leases.

          The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2011	$321
2012	1,123
2013	1,069
2014	939
2015	920
Thereafter	1,979

Total	$6,351

          The Company leases, as lessee, certain real estate and equipment for its ethanol plants. The leases have been classified as capital leases. The following is a summary, at October 31, 2010, of the aggregate future minimum annual rental commitments for all capital leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2011	$148
2012	593
2013	529
2014	393

Total minimum lease payments	1,663
Less amount representing interest	104

Present value of minimum capital lease payments	1,559
Less current maturities of capital lease obligations	524

Long term capital lease obligations	$1,035

Note 5. Fair Value

          The Company applies ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) which provides a framework for measuring fair value under GAAP. This accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

          The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820. ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents, investments in debt securities, restricted investments, derivative liabilities and contingent consideration liabilities at fair value.

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

          The fair values of interest rate swaps are determined by using quantitative models that discount future cash flows using the LIBOR forward interest rate curve. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments.

          The fair values of contingent consideration liabilities are determined using quantitative models that require the use of multiple market inputs including interest rates. In addition, inputs such as the Company’s cost of capital and the timing of certain cash flows are estimated using management’s assumptions and projections.

          Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Restricted investments	857	—	—	857

Total assets	$859	$—	$—	$859

Interest rate swap liabilities	$—	$6,583	$—	$6,583
Contingent consideration	—	—	4,611	4,611

Total liabilities	$—	$6,583	$4,611	$11,194

          Assets measured at fair value on a non-recurring basis over various dates through October 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$1,720	$256

          Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$81,625	$—	$—	$81,625
Investments in debt securities	—	1,014	—	1,014
Restricted investments	1,357	—	—	1,357

Total assets	$82,982	$1,014	$—	$83,996

Interest rate swap liabilities	$—	$5,884	$—	$5,884

Total liabilities	$—	$5,884	$—	$5,884

          Assets measured at fair value on a non-recurring basis over various dates through January 31, 2010 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$6,161	$1,533

          The fair value of the Company’s debt is approximately $117.1 million and $138.4 million at October 31, 2010 and January 31, 2010, respectively.

Note 6. Property and Equipment

          The components of property and equipment at October 31, 2010 and January 31, 2010 are as follows (amounts in thousands):

	October 31, 2010	January 31, 2010

Land and improvements	$24,061	$26,405
Buildings and improvements	52,017	59,024
Machinery, equipment and fixtures	186,489	187,526
Leasehold improvements	554	569
Construction in progress	2,476	127

	265,597	273,651
Less: accumulated depreciation	(34,496)	(26,777)

	$231,101	$246,874

Note 7. Other Assets

          The components of other assets at October 31, 2010 and January 31, 2010 are as follows (amounts in thousands):

	October 31, 2010	January 31, 2010

Deferred financing costs, net	$2,943	$3,633
Prepaid commissions, net	2,382	4,320
Other	1,710	927

Total	$7,035	$8,880

Note 8. Long Term Debt and Interest Rate Swaps

Levelland Hockley Subsidiary Level Debt

          During the second quarter of fiscal year 2008, pursuant to the terms of the construction loan agreement with GE Capital (“the Bank”), Levelland Hockley converted its construction loan into a permanent term loan. Beginning with the first monthly payment on June 30, 2008, payments are due in 59 equal monthly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (June 30, 2013) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at a floating rate of 400 basis points above LIBOR (4.3% at October 31, 2010), adjusted monthly through the maturity date. Borrowings are secured by all of the assets of Levelland Hockley. This debt is recourse only to Levelland Hockley and not to REX American Resources Corporation or any of its wholly owned subsidiaries. As of October 31, 2010, approximately $33.9 million was outstanding on the term loan. Levelland Hockley is also subject to certain financial covenants under the loan agreement, including required levels of EBITDAR, debt service coverage ratio requirements and other common covenants. On September 1, 2010, Levelland Hockley amended its loan agreement with the Bank to make certain covenants less restrictive and to waive defaults occurring prior to July 1, 2010. As a condition of the amendment of the loan agreement, which did not meet the requirements of a substantial modification, REX agreed to increase its line of credit facility to Levelland Hockley from $3.0 million to $4.0 million (inclusive of a $1.0 million letter of credit) through January 31, 2011. In exchange for REX increasing the line of credit facility, REX received a warrant which entitles REX to subscribe for and purchase from Levelland Hockley 324,675 membership units at an exercise price of $3.08 per membership unit.

          Management believes, based on forecasts which are primarily based on estimates of plant production, the implicit crush spread obtained from outstanding forward contracts, prices of ethanol, milo, distillers grains and natural gas as well as other assumptions management believes to be reasonable, that it is not probable that Levelland Hockley will fail to maintain compliance with the requirements of its debt covenants for the next 12 months. However, if a material adverse change in the financial position or operations of Levelland Hockley should occur, or if actual sales, the availability of milo or if expenses are substantially different than forecasted, Levelland Hockley’s liquidity and ability to fund future operating and capital requirements and compliance with debt covenants could be negatively impacted. Should Levelland Hockley fail to maintain such compliance and be unable to obtain a waiver from the Bank or refinance the debt, the related debt would become immediately due and payable. Ultimately, this could result in a material impairment charge.

          Levelland Hockley paid approximately $3.5 million in financing costs related to the original term loan. These costs are recorded as prepaid loan fees and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted net assets related to Levelland Hockley was $9.6 million and $13.2 million at October 31, 2010 and January 31, 2010, respectively. Levelland Hockley’s restricted net assets, which are 100% of total net assets, are approximately $17.1 million and $23.6 million at October 31, 2010 and January 31, 2010, respectively. Such assets may not be paid in the form of dividends or advances to the parent company or other members of Levelland Hockley per the terms of the loan agreement with the Bank.

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.3% -3.5% at October 31, 2010). Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest.

          Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its wholly owned subsidiaries. As of October 31, 2010, approximately $80.9 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at October 31, 2010. One Earth paid approximately $1.4 million in financing costs. These costs are recorded as prepaid loan fees and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted net assets related to One Earth was $61.1 million and $47.9 million at October 31, 2010 and January 31, 2010, respectively. One Earth’s restricted net assets, which are less than 100% of total net assets, total approximately $83.0 million and $65.0 million at October 31, 2010 and January 31, 2010, respectively. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

Note 9. Financial Instruments

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At October 31, 2010, the Company recorded a liability of approximately $6.6 million related to the fair value of the swaps. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

          The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at October 31, 2010, are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$69,508	$6,583

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $495,000 and $899,000 in the third quarters of fiscal years 2010 and 2009, respectively. The Company reported losses of $2,538,000 and $1,561,000 in the first nine months of fiscal years 2010 and 2009, respectively.

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

          The total intrinsic value of options exercised during the nine months ended October 31, 2010 and 2009 was approximately $0.7 million and approximately $0.5 million, respectively, resulting in tax deductions to realize benefits of approximately $0.3 million and approximately $0.2 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2010	824,421	$10.14
Exercised	(92,518)	$9.78

Outstanding and exercisable at October 31, 2010	731,903	$10.19	1.4	$4,684

          At October 31, 2010, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31, 2010			Three Months Ended October 31, 2009

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$3,548	9,541	$0.37	$1,645	9,161	$0.18

Effect of stock options	—	141		—	303

Diluted income per share from continuing operations attributable to REX common shareholders	$3,548	9,682	$0.36	$1,645	9,464	$0.17

	Nine Months Ended October 31, 2010			Nine Months Ended October 31, 2009

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$7,870	9,723	$0.81	$114	9,229	$0.01

Effect of stock options	—	177		—	249

Diluted income per share from continuing operations attributable to REX common shareholders	$7,870	9,900	$0.80	$114	9,478	$0.01

          For the three months ended October 31, 2010 and 2009, a total of 12,468 shares and 692,323 shares, respectively, and for the nine months ended October 31, 2010 and 2009, a total of 0 shares and 692,323 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

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

          The Company has approximately $743,000 at October 31, 2010, and January 31, 2010 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes. The deposits earned 2.8% and 2.7% at October 31, 2010 and January 31, 2010, respectively.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $857,000 and $1,357,000 at October 31, 2010 and January 31, 2010, respectively, invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes. This investment earned 0.1% at October 31, 2010 and January 31, 2010.

          The following table summarizes equity method investments at October 31, 2010 and January 31, 2010 (amounts in thousands):

Equity Method Investments October 31, 2010

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$28,363	$20,025
Patriot Renewable Fuels, LLC	23%	21,810	16,000
NuGen Energy, LLC	48%	14,187	13,827

Total Equity Method Investments		$64,360	$49,852

Equity Method Investments January 31, 2010

Entity	Ownership Percentage	Carrying Amount	Initial Investment

Big River Resources, LLC	10%	$25,660	$20,025
Patriot Renewable Fuels, LLC	23%	18,411	16,000

Total Equity Method Investments		$44,071	$36,025

          During the third quarters of fiscal years 2010 and 2009, the Company recorded income of $1,543,000 and $514,000 respectively as its share of earnings from Big River. During the first nine months of fiscal years 2010 and 2009, the Company recorded income of $3,505,000 and $688,000 respectively as its share of earnings from Big River.

          During the third quarters of fiscal years 2010 and 2009, the Company recorded income of $1,536,000 and $707,000, respectively as its share of earnings from Patriot. During the first nine months of fiscal years 2010 and 2009, the Company recorded income of $3,504,000 and $456,000, respectively as its share of earnings or loss from Patriot.

          Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen Energy, LLC (“NuGen”) which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. The Company’s investment included $2,410,361 paid at closing to the then sole shareholder of NuGen and $6,805,055 contributed directly to NuGen. An additional $6,451,300 is due based upon cash distributions from NuGen that the Company is entitled to until such balance is paid (“Contingent Consideration”). The Company determined that the fair value of the Contingent Consideration was $4,611,000, of which $374,000 is included in other current liabilities and $4,237,000 is included in other long-term liabilities on the Consolidated Condensed Balance Sheet. The results of NuGen are recognized by the Company on a delayed basis of one month. During the third quarter and first nine months of fiscal year 2010, the Company recorded income of $616,000 as its share of earnings from NuGen.

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

          Summarized balance sheet information for NuGen is presented in the following table as of July 31, 2010, which approximates financial information as of the date of the investment (amounts in thousands):

Current assets	$25,098
Long-term assets	86,526

Total assets	$111,624

Current liabilities	$3,663
Long-term liabilities	93,241

Total liabilities	$96,904

          Summarized income statement information for Patriot, Big River and NuGen is presented in the following table for the three and nine month periods ended October 31, 2010 and October 31, 2009 (amounts in thousands):

	Three Months Ended October 31, 2010			Nine Months Ended October 31, 2010
	Patriot	Big River	NuGen	Patriot	Big River	NuGen

Net sales and revenue	$62,834	$175,174	$55,093	$169,051	$482,514	$55,093
Gross profit	$8,438	$19,115	$3,532	$19,174	$46,514	$3,532
Income from continuing operations	$6,585	$15,756	$1,616	$15,027	$35,923	$1,616
Net income	$6,585	$15,756	$1,616	$15,027	$35,923	$1,616

          The table above excludes results from the equity method investees prior to the Company acquiring an interest in them. Thus, the quarter and year to date results for NuGen are the same as the Company acquired its interest in NuGen on July 1, 2010.

	Three Months Ended October 31, 2009		Nine Months Ended October 31, 2009
	Patriot	Big River	Patriot	Big River

Net sales and revenue	$53,033	$102,238	$150,151	$250,709
Gross profit	$6,881	$16,611	$10,508	$18,738
Income from continuing operations	$3,033	$5,264	$1,955	$7,050
Net income	$3,033	$5,264	$1,955	$7,050

          Patriot, Big River and NuGen have debt agreements that limit and restrict amounts available to pay in the form of dividends or advances to owners. The restricted net assets of Patriot, Big River and NuGen combined at October 31, 2010 and January 31, 2010 are approximately $348,768,000 and approximately $298,076,000 (Patriot and Big River only), respectively. The Company’s proportionate share of restricted net assets of Patriot, Big River and NuGen combined at October 31, 2010 and January 31, 2010 are approximately $51,914,000 and approximately $38,926,000 (Patriot and Big River only), respectively. Undistributed earnings of equity method investees totaled approximately $13.6 million at October 31, 2010, and approximately $6.8 million at January 31, 2010.

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

          The Company substantially completed its exit of the retail business as of July 31, 2009. In addition, on September 30, 2009, the Company entered into a letter agreement with Appliance Direct pursuant to which (i) Appliance Direct agreed to vacate all properties leased from the Company and turn over possession of the leased premises to the Company and (ii) the Company and Appliance Direct agreed to release and discharge each other from all claims or causes of action whatsoever.

          The following is a summary of restructuring charges and payments for the nine months ended October 31, 2010 (amounts in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Total Restructuring Accrual

Balance, January 31, 2010	$219	$439	$658

Restructuring charges	—	—	—
Payment of restructuring liabilities	(7)	(75)	(82)

Balance, April 30, 2010	212	364	576
Restructuring charges	—	—	—
Payment of restructuring liabilities	(30)	(71)	(101)

Balance, July 31, 2010	182	293	475
Restructuring charges	43	—	43
Payment of restructuring liabilities	—	(74)	(74)

Balance, October 31, 2010	$225	$219	$444

          All of the accrued balance of $444,000 is classified within current liabilities. The restructuring charges are all classified as discontinued operations in the accompanying Consolidated Condensed Statements of Operations. The accrued balances at October 31, 2010 are management’s best estimate of the amounts to be incurred for the related categories.

          The following is a summary of restructuring charges and payments for the nine months ended

October 31, 2009 (amounts in thousands):

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

Note 14. Income Taxes

          The effective tax rate on consolidated pre-tax income from continuing operations was 36.4% for the nine months ended October 31, 2010, 33.5% for the year ended January 31, 2010 and 53.0% for the nine months ended October 31, 2009. Included in these amounts was the provision for state taxes which was approximately 5% for the nine months ended October 31, 2010 and 2009. The effective tax rate on consolidated pre-tax income from continuing operations was 36.6% for the three months ended October 31, 2010 and 30.0% for the three months ended October 31, 2009. The primary reason for the differences between the statutory and effective tax rates is the income of consolidated subsidiaries being presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit.

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

Unrecognized tax benefits, February 1, 2010	$2,338
Changes for prior years’ tax positions	85
Changes for current year tax positions	—

Unrecognized tax benefits, October 31, 2010	$2,423

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

	(In Thousands)

Net sales and revenue	$1,860	$2,780	$6,322	$32,632
Cost of sales	304	522	1,082	22,899

Income before income taxes	886	988	2,510	1,799
Provision for income taxes	(340)	(360)	(917)	(655)

Income from discontinued operations, net of tax	$546	$628	$1,593	$1,144

Gain on disposal	$253	$—	$284	$193
Provision for income taxes	(97)	—	(75)	(70)

Gain on disposal of discontinued operations, net of tax	$156	$—	$209	$123

          The Company has classified one property with a carrying value of approximately $92,000 as held for sale at October 31, 2010, which is included in other assets in the accompanying Consolidated Condensed Balance Sheet.

Note 16. Commitments and Contingencies

          The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

          Levelland Hockley and One Earth have combined forward purchase contracts for 1,927,000 bushels of sorghum and corn, the principal raw materials for their ethanol plants. Levelland Hockley and One Earth expect to take delivery of the grain through November 2010. The unrealized loss of such contracts was approximately $1,000 at September 30, 2010.

          Levelland Hockley and One Earth have combined sales commitments for 7.1 million gallons of ethanol and 116,000 tons of distillers grains. Levelland Hockley and One Earth expect to deliver the ethanol and distillers grains through November 2010. The unrealized loss of such contracts was approximately $1,116,000 at September 30, 2010.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Net sales and revenue:
Alternative energy	$69,974	$61,368	$205,797	$92,296
Real estate	369	311	941	765

Total net sales and revenues	$70,343	$61,679	$206,738	$93,061

Segment gross profit (loss):
Alternative energy	$7,155	$5,790	$20,951	$6,740
Real estate	(350)	9	(729)	142

Total gross profit	$6,805	$5,799	$20,222	$6,882

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Segment profit (loss):
Alternative energy	$7,929	$4,569	$18,599	$2,222
Real estate	(392)	(54)	(896)	(11)
Corporate expense	(605)	(740)	(2,099)	(1,592)
Interest expense	(81)	(60)	(231)	(192)
Investment income	86	82	355	230

Income from continuing operations before income taxes and noncontrolling interests	$6,937	$3,797	$15,728	$657

	October 31, 2010	January 31, 2010

Assets:
Alternative energy	$314,730	$302,228
Real estate	25,220	31,796
Corporate	95,067	117,481

Total assets	$435,017	$451,505

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Sales of products alternative energy segment:
Ethanol	83%	84%	83%	81%
Dried distillers grains	14%	12%	14%	12%
Wet distillers grains	3%	4%	3%	7%

Total	100%	100%	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%	100%	100%

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

          Cash, except for cash held by Levelland Hockley and One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $14.2 million held by Levelland Hockley and One Earth will be used to fund working capital and other needs for those entities.

Note 18. Related-Party Transactions

          During the third quarter and first nine months of 2010, the Company purchased approximately $38.0 million and approximately $103.4 million, respectively, of corn from the Alliance Grain Elevator, an equity investor in One Earth. During the third quarter and first nine months of 2009, the Company purchased approximately $30.5 million and approximately $35.4 million, respectively, of corn from the Alliance Grain Elevator.

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

          We currently have approximately $139 million of equity and debt investments in five ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment or in other industrial operations during fiscal year 2010.

          Our ethanol operations are highly dependent on commodity prices, especially prices for corn, sorghum, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn and sorghum are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop planting and conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn and sorghum prices, at times ethanol prices may lag movements in corn prices and, in an environment of higher prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins.

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

Critical Accounting Policies and Estimates

          During the three months ended October 31, 2010, we did not change any of our critical accounting policies as disclosed in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2010. All other accounting policies used in preparing our interim fiscal year 2010 Condensed Consolidated Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2010” means the period February 1, 2010 to January 31, 2011.

          We are no longer presenting the comparable prior year quarter end balance sheet (October 31, 2009) which was included in prior year quarterly filings. With the exit of the retail business, and the lack of seasonality of working capital balances in the alternative energy and real estate segments, we believe such information is no longer useful to understand trends in our business.

Results of Operations

          For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months and Nine Months Ended October 31, 2010 and 2009

          Net sales and revenue in the quarter ended October 31, 2010 were approximately $70.3 million compared to approximately $61.7 million in the prior year’s third quarter, representing an increase of approximately $8.6 million. Net sales and revenue do not include sales from retail and real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of approximately $8.6 million. Net sales and revenue from our real estate segment were consistent with the prior year’s third quarter.

          Net sales and revenue for the first nine months of fiscal year 2010 were approximately $206.7 million compared to approximately $93.1 million for the first nine months of fiscal year 2009. This represents an increase of approximately $113.6 million. A majority of the increase was caused by higher sales in our alternative energy segment of approximately $113.5 million, primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
Product Category	2010	2009	2010	2009

Ethanol	83%	83%	83%	81%
Dried distillers grains	13	12	13	12
Wet distillers grains	3	4	3	6
Leasing	1	1	1	1

Total	100%	100%	100%	100%

          Gross profit of approximately $6.8 million (9.7% of net sales and revenue) in the third quarter of fiscal year 2010 was approximately $1.0 million higher than the approximately $5.8 million (9.4% of net sales and revenue) recorded in the third quarter of fiscal year 2009. Gross profit for the third quarter of fiscal year 2010 increased by approximately $1.4 million compared to the prior year from our alternative energy segment. Gross loss for the third quarter of fiscal year 2010 increased by approximately $0.4 million compared to the prior year from our real estate segment.

          Gross profit for the first nine months of fiscal year 2010 was approximately $20.2 million (9.8% of net sales and revenue) which was approximately $13.3 million higher compared to approximately $6.9 million (7.4% of net sales and revenue) for the first nine months of fiscal year 2009. Gross profit for the nine months ended October 31, 2010 increased by approximately $14.2 million compared to the prior year as a result of operations in the alternative energy segment. Gross profit for the first nine months of fiscal year 2010 decreased by approximately $0.9 million compared to the prior year from our real estate segment.

          Selling, general and administrative expenses for the third quarter of fiscal year 2010 were approximately $1.9 million (2.7% of net sales and revenue), an increase of approximately $0.4 million from approximately $1.5 million (2.5% of net sales and revenue) for the third quarter of fiscal year

2009. Selling, general and administrative expenses were approximately $5.9 million (2.9% of net sales and revenue) for the first nine months of fiscal year 2010 representing an increase of approximately $2.2 million from approximately $3.7 million (4.0% of net sales and revenue) for the first nine months of fiscal year 2009. For the third quarter of fiscal year 2010, these expenses increased approximately $0.5 million compared to the prior year in the alternative energy segment. For the first nine months of fiscal year 2010, these expenses increased approximately $1.7 million and approximately $0.5 million compared to the prior year in the alternative energy segment and the corporate and other category, respectively.

          Interest income was $121,000 and $92,000 for the third quarters of fiscal years 2010 and 2009, respectively. Interest income was $408,000 and $356,000 for the first nine months of fiscal years 2010 and 2009, respectively. We expect interest income to remain consistent with the prior year results for the remainder of fiscal year 2010.

          Interest expense was approximately $1.4 million for the third quarter of fiscal year 2010, a decrease of approximately $0.2 million from the prior year third quarter. Interest expense was approximately $4.1 million for the first nine months of fiscal year 2010 compared to approximately $3.1 million for the first nine months of fiscal year 2009, an increase of approximately $1.0 million. The increases were primarily attributable to the alternative energy segment as we had higher amounts of average debt outstanding upon the completion of construction of One Earth’s ethanol plant. We expect interest expense, subsequent to the quarter ended October 31, 2010 to be consistent with prior year amounts as the construction of One Earth’s ethanol plant was completed prior to the end of the second quarter of fiscal year 2009. Consequently, we ceased capitalizing interest related to such construction during the second quarter of fiscal year 2009.

          During the first nine months of fiscal year 2010, we paid off real estate related debt prior to its maturity. As a result, we incurred prepayment penalties and the write off of prepaid loan fees of approximately $48,000 compared to $113,000 incurred during the first nine months of fiscal year 2009.

          During the third quarters of fiscal years 2010 and 2009, we recognized income of approximately $3,694,000 and $1,221,000, respectively, from our equity investments in Big River, Patriot and NuGen. During the first nine months of fiscal years 2010 and 2009, we recognized income of approximately $7,625,000 and $1,144,000, respectively, from our equity investments in Big River, Patriot and NuGen. Big River has a 92 million gallon plant which has been in operation since 2004. Big River opened an additional 100 million gallon plant during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a 100 million gallon plant in August 2009. Patriot has a 100 million gallon plant which has been in operation since the second quarter of fiscal year 2008. We acquired a 48% ownership interest in NuGen, which operates a 100 million gallon plant, on July 1, 2010.

          Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River, Patriot and NuGen being similar to fiscal year 2010 results.

          During the third quarter of fiscal year 2009, Levelland Hockley entered into an agreement with Layne Christensen Company (“Layne”) to settle litigation between the two parties. As a result of the settlement agreement, Layne paid Levelland Hockley approximately $1.5 million. Of the proceeds received, approximately $0.3 million was recognized as other income during the third quarter of fiscal year 2009. The remainder of the settlement offset contingent legal expenses and reduced the carrying amount of certain plant equipment.

          During the third quarter of fiscal year 2009, Levelland Hockley received notification from the United States Department of Agriculture that Levelland Hockley had been approved to receive funds under the Advanced Biofuel Producer Program. As a result, approximately $0.5 million was recognized as other income during the third quarter of fiscal year 2009. We recognized income of approximately $0.1 million during the third quarter of fiscal year 2010 related to residual payments of the 2009 grant.

          We recognized losses of approximately $0.5 million and approximately $0.9 million during the third quarters of fiscal years 2010 and 2009, respectively, related to forward starting interest rate swap agreements that One Earth and Levelland Hockley entered into during fiscal year 2007. We recognized a loss related to the swaps of approximately $2.5 million during the first nine months of fiscal year 2010 compared to approximately $1.6 million during the first nine months of fiscal year 2009. Levelland Hockley’s swap expired in April 2010 while One Earth’s swaps will expire in July 2011 and July 2014. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

          Our effective tax rate was 36.6% and 30.0% for the third quarters of fiscal years 2010 and 2009, respectively. Our effective tax rate for the first nine months of fiscal year 2010 was 36.4% compared to 53.0% for the first nine months of fiscal year 2009. Our effective tax rate decreased, as the noncontrolling interests in the income or loss of consolidated subsidiaries is presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. The noncontrolling interests in the income or loss of Levelland and One Earth were a higher proportion of pre-tax income in fiscal year 2009 compared to the pre-tax income for fiscal year 2010. In addition, the provision for uncertain tax positions increased the tax provision recognized during fiscal year 2009.

          As a result of the foregoing, income from continuing operations including noncontrolling interests was approximately $4.4 million for the third quarter of fiscal year 2010 versus approximately $2.7 million for the third quarter of fiscal year 2009. Income from continuing operations including noncontrolling interests was approximately $10.0 million for the first nine months of fiscal year 2010 versus approximately $0.3 million for the first nine months of fiscal year 2009.

          During fiscal year 2009, we closed our remaining retail stores and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of tax, of approximately $0.5 million in the third quarter of fiscal year 2010 and approximately $0.6 million in the third quarter of fiscal year 2009. We had income from discontinued operations, net of tax benefit, of approximately $1.6 million for the first nine months of fiscal year 2010 compared to approximately $1.1 million for the first nine months of fiscal year 2009. The improvement in profitability in the current year nine months results from no unprofitable retail operations in the current year since we exited the retail business during fiscal year 2009. Going forward, we expect current year results to be lower than historical results as our extended warranty policies continue to expire, thus reducing the related recognition of deferred income. Eight properties classified as discontinued operations were sold during the first nine months of fiscal year 2010, resulting in gains, net of taxes of $209,000, compared to gains, net of tax of $123,000 during the first nine months of fiscal year 2009.

          Income related to noncontrolling interests was approximately $0.9 million and approximately $1.0 million during the third quarters of fiscal years 2010 and 2009, respectively, and approximately $2.1 million and approximately $0.2 million for the nine months ended October 31, 2010 and 2009, respectively, and represents the owners’ (other than us) share of the income or loss of Levelland Hockley and One Earth.

          As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2010 was approximately $4.3 million, an increase of approximately $2.0 million from approximately $2.3 million for the third quarter of fiscal year 2009. Net income attributable to REX common shareholders for the first nine months of fiscal year 2010 was approximately $9.7 million, an increase of approximately $8.3 million from approximately $1.4 million for the first nine months of fiscal year 2009.

Business Segment Results

          During fiscal year 2009, we realigned our reportable business segments to be consistent with changes to our management structure and reporting. We presently have two segments: alternative energy and real estate. The real estate segment was previously included in the former retail segment. For former retail stores and warehouses closed which we have a retained interest in the related real estate, operations are currently presented in the real estate segment based upon when retail operations ceased. Historical results from retail store operations have been reclassified as discontinued operations for all periods presented.

          The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 17, our chief operating decision maker (as defined by ASC280, “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit includes gains and losses on derivative financial instruments. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

          Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Net sales and revenue:
Alternative energy	$69,974	$61,368	$205,797	$92,296
Real estate	369	311	941	765

Total net sales and revenues	$70,343	$61,679	$206,738	$93,061

Segment gross profit (loss):
Alternative energy	$7,155	$5,790	$20,951	$6,740
Real estate	(350)	9	(729)	142

Total gross profit	$6,805	$5,799	$20,222	$6,882

Segment profit (loss):
Alternative energy	$7,929	$4,569	$18,599	$2,222
Real estate	(392)	(54)	(896)	(11)
Corporate expense	(605)	(740)	(2,099)	(1,592)
Interest expense	(81)	(60)	(231)	(192)
Investment income	86	82	355	230

Income from continuing operations before income taxes and noncontrolling interests	$6,937	$3,797	$15,728	$657

Alternative Energy

          The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our equity method investments in ethanol facilities, the income related to those investments and certain administrative expenses. One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009. We acquired a 48% interest in NuGen during the second quarter of fiscal year 2010.

     Trends and Uncertainties Impacting the Ethanol Industry and Our Operations

          Government Legislation and Regulations

          The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard (“RFS”), help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease. VEETC is set to expire on December 31, 2010, unless extended.

          On September 1, 2010, Levelland Hockley amended its loan agreement with the Bank to make certain covenants less restrictive and to waive defaults occurring prior to July 1, 2010. As a condition of the modification of the loan agreement, REX agreed to increase its line of credit facility to Levelland Hockley from $3.0 million to $4.0 million (inclusive of a $1.0 million letter of credit) through January 31, 2011. In exchange for REX increasing the line of credit facility, REX received a warrant which entitles REX to subscribe for and purchase from Levelland Hockley 324,675 membership units at an exercise price of $3.08 per membership unit.

          Management believes, based on forecasts which are primarily based on estimates of plant production, the implicit crush spread obtained from outstanding forward contracts, prices of ethanol, milo, distillers grains and natural gas as well as other assumptions management believes to be reasonable, that it is not probable that Levelland Hockley will fail to maintain compliance with the requirements of its debt covenants for the next 12 months. However, if a material adverse change in the financial position or operations of Levelland Hockley should occur, or if actual sales, the availability of milo or if expenses are substantially different than forecasted, Levelland Hockley’s liquidity and ability to fund future operating and capital requirements and compliance with debt covenants could be negatively impacted. Should Levelland Hockley fail to maintain such compliance and be unable to obtain a waiver from the Bank or refinance the debt, the related debt would become immediately due and payable. Ultimately, this could result in a material impairment charge.

          We completed an impairment analysis of the long lived assets of Levelland Hockley as of October 31, 2010. This analysis resulted in no impairment charges being recorded as the estimated future gross undiscounted cash flows generated by Levelland Hockley, over the estimated remaining useful life of the assets, exceeded the carrying value. However, a significant change in the estimates used in this analysis could result in the carrying value of Levelland Hockley’s long lived assets exceeding its estimated future gross undiscounted cash flows, which would require further analysis of fair value and could require an impairment charge in the near term. The impairment charge could be material.

          The following table summarizes sales from Levelland Hockley and One Earth by product group (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Ethanol	$58,394	$51,332	$171,677	$75,108
Dried distillers grains	9,612	7,636	28,129	10,925
Wet distillers grains	1,910	2,268	5,639	5,958
Other	58	132	352	305

Total	$69,974	$61,368	$205,797	$92,296

The following table summarizes certain operating data from Levelland Hockley and One Earth:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Average selling price per gallon of ethanol	$1.71	$1.59	$1.67	$1.59
Average selling price per ton of dried distillers grains	$118.88	$100.94	$117.30	$113.39
Average selling price per ton of wet distillers grains	$36.53	$43.67	$33.63	$48.04
Average cost per bushel of grain	$3.81	$3.63	$3.70	$3.61
Average cost of natural gas (per mmbtu)	$4.81	$3.63	$5.00	$4.17

Segment Results – Third Quarter Fiscal Year 2010 Compared to Third Quarter Fiscal Year 2009

          Net sales and revenue increased approximately $8.6 million to approximately $70.0 million primarily as a result of approximately 1.7 million more gallons of ethanol and approximately 6,000 more tons of distillers grains sold during the current year compared to the prior year. The increases in gallons of ethanol and tons of distillers grains sold primarily relate to production efficiencies realized at One Earth during the current year over the prior year as One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol increased from the prior year level of $1.59 to $1.71 in the current year. Our ethanol sales were based upon approximately 34.1 million gallons of ethanol in the current year compared to approximately 32.4 million gallons of ethanol in the prior year. The average selling price per ton of dried distillers grains increased from the prior year level of $100.94 to $118.88 in the current year. Our sales were based upon approximately 81,000 tons of dried distillers grains in the current year compared to approximately 76,000 tons of dried distillers grains in the prior year. The average selling price per ton of wet distillers grains decreased from the prior year level of $43.67 to $36.53 in the current year. Our sales were based upon approximately 52,000 tons of wet distillers grains in the current year compared to approximately 51,000 tons of wet distillers grains in the prior year. We expect that net sales and revenue in future periods will be based upon annual production of approximately 130 million to 140 million gallons of ethanol and approximately 300,000 tons to 330,000 tons of dried distillers grains per year. This expectation assumes that One Earth and Levelland will operate at or near nameplate capacity, which is dependent upon the crush spread realized at each respective plant.

          Gross profit from these sales was approximately $7.2 million (10.2% of net sales and revenue) during the current year compared to approximately $5.8 million (9.4% of net sales and revenue) during the prior year. Gross profit improved primarily because of the volume increases in ethanol and distillers grains sold discussed above and because of an improved spread between ethanol and grain prices in the current year compared to the prior year. Grain accounted for approximately 75.4% ($47.4 million) of our cost of sales during the current year compared to 76.0% ($42.2 million) during the prior year. Natural gas accounted for approximately 7.1% ($4.5 million) of our cost of sales during the current year compared to 6.2% ($3.4 million) during the prior year. Given the inherent volatility in ethanol and grain prices, we cannot predict the trend of the spread between ethanol and grain prices in future periods compared to historical periods.

          Selling, general and administrative expenses were approximately $1.3 million in the current year, an increase of $0.6 million over the $0.7 million incurred during the prior year. A majority of the increase results from higher incentive compensation during the current year, commensurate with the higher profitability levels in 2010.

          Interest expense decreased approximately $0.3 million in the current year compared to the prior year to $1.4 million, as our average outstanding debt has decreased related to principal repayments. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first nine months of fiscal year 2010 amounts based on current debt levels.

          Income from equity method investments in Big River, Patriot and NuGen increased from $1.2 million in the prior year to $3.7 million in the current year. We recognized approximately $1.5 million of income from Big River in the current year compared to approximately $0.5 million in the prior year. We recognized approximately $1.5 million of income from Patriot in the current year compared to approximately $0.7 million in the prior year. We recognized approximately $0.6 million of income from NuGen in the current year; this was the first quarter we reported income from NuGen given that our acquisition of our interest in NuGen was effective July 1, 2010. The improvement in Big River’s and Patriot’s profitability over the prior year levels is primarily a result of improved crush spreads. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth were approximately $0.5 million in the current year compared to approximately $0.9 million in the prior year for derivatives held by One Earth and Levelland, driven by declining interest rates. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit increased to approximately $7.9 million in the current year compared to approximately $4.6 million in the prior year.

Segment Results – Nine Months Ended October 31, 2010 Compared to Nine Months Ended October 31, 2009

          Net sales and revenue in the current year increased approximately $113.5 million, compared to the prior year, to approximately $205.8 million, primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol increased to $1.67 in the current year from $1.59 in the prior year. Our sales were based upon approximately 103.0 million gallons of ethanol in the current year compared to approximately 75.1 million gallons of ethanol in the prior year. The average selling price per ton of dried distillers grains increased from the prior year level of $113.39 to

$117.30 in the current year. Our sales were based upon approximately 240,000 tons of dried distillers grains in the current year compared to approximately 97,000 tons of dried distillers grains in the prior year. We expect that net sales and revenue in future periods will be based upon annual production of approximately 130 million to 140 million gallons of ethanol and approximately 300,000 tons to 330,000 tons of dried distillers grains per year. This expectation assumes that One Earth and Levelland will operate at or near nameplate capacity, which is dependent upon the crush spread realized at each respective plant.

          Gross profit from these sales was approximately $21.0 million (10.2% of net sales and revenue) during the current year compared to approximately $6.7 million (7.3% of net sales and revenue) during the prior year. Gross profit improved primarily because of the volume increases in ethanol and distillers grains sold discussed above and because of an improved spread between ethanol and grain prices in the current year compared to the prior year. Grain accounted for approximately 74.6% ($137.9 million) of our cost of sales during the current year compared to 75.0% ($64.2 million) during the prior year. Natural gas accounted for approximately 7.8% ($14.4 million) of our cost of sales during the current year compared to 6.9% ($5.9 million) during the prior year. Given the inherent volatility in ethanol and grain prices, we cannot predict the trend of the spread between ethanol and grain prices in future periods compared to historical periods.

          Selling, general and administrative expenses were approximately $3.7 million in the current year, a $1.7 million increase from approximately $2.0 million in the prior year. Incentive compensation was the primary reason for the increase as this expense was approximately $0.9 million higher compared to the prior year, as profitability from this segment during the current year exceeded the prior year. In addition, expenses increased approximately $0.3 million over the prior year, primarily related to One Earth commencing production operations subsequent to the first quarter of fiscal year 2009. Professional fees increased approximately $0.2 million over the prior year, primarily related to higher tax planning fees and costs incurred related to the acquisition of our interest in NuGen.

          Interest expense increased approximately $0.9 million in the current year over the prior year to approximately $4.0 million, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant. In addition, One Earth borrowed approximately $49.0 million during fiscal year 2009 as it completed construction of its ethanol plant; the resulting higher outstanding debt amount also contributed to the increase in interest expense. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first nine months of fiscal year 2010 based on current debt levels.

          Income from equity method investments in Big River, Patriot and NuGen increased from approximately $1.1 million in the prior year to approximately $7.6 million in the current year. We recognized approximately $3.5 million of income from Big River in the current year compared to approximately $0.7 million in the prior year. We recognized approximately $3.5 million of income from Patriot in the current year compared to approximately $0.5 million in the prior year. We recognized approximately $0.6 million of income from NuGen in the current year; this was the first period we reported income from NuGen given that our acquisition of our interest in NuGen was effective July 1, 2010. The improvement in Big River’s and Patriot’s profitability over the prior year levels is primarily a result of improved crush spreads. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth and Levelland were approximately $2.5 million in the current year compared to approximately $1.6 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit increased to approximately $18.6 million in the current year compared to approximately $2.2 million in the prior year.

Real Estate

          The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At October 31, 2010, we have lease agreements, as landlord, for all or parts of 15 owned former retail stores (100,000 square feet leased and 20,000 square feet vacant). Of these lease agreements, six are temporary, seasonal leases. We have 19 owned former retail stores (229,000 square feet) that are vacant at October 31, 2010. In addition, one former distribution center is partially leased (156,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (300,000 square feet). We are marketing all of our fully and partially vacant properties for lease or sale.

Segment Results – Third Quarter Fiscal Year 2010 Compared to Third Quarter Fiscal Year 2009

          Net sales and revenue of $369,000 were consistent with the prior year amount of $311,000. We expect lease revenue for the remainder of fiscal year 2010 to be consistent with the first nine months of fiscal year 2010 based upon leases currently executed.

          Gross loss in the current year was $350,000 compared to gross profit of $9,000 in the prior year. The increase in gross loss compared to the prior year is primarily a result of impairment charges of $256,000 related to three locations. We expect our gross loss for the remainder of fiscal year 2010 to be consistent with the first nine months of fiscal year 2010 based upon leases currently executed. If we are successful in our marketing efforts related to vacant properties, we would expect gross profit (loss) to improve over the first nine months of fiscal year 2010 results.

          As a result of the factors discussed above, segment loss increased to $392,000 in the current year from $54,000 in the prior year.

Segment Results – Nine Months Ended October 31, 2010 Compared to Nine Months Ended October 31, 2009

          Net sales and revenue increased in the current year to $941,000 from $765,000 in the prior year. This increase is primarily the result of a lease we entered into for a portion of one of our distribution centers which began during the fourth quarter of fiscal year 2009. We expect lease revenue for the remainder of fiscal year 2010 to be consistent with the first nine months of fiscal year 2010 based upon leases currently executed.

          Gross loss in the current year was approximately $0.7 million compared to gross profit of $0.1 million in the prior year. Gross profit declined compared to the prior year as a result of expenses associated with vacant properties and impairment charges. A majority of the vacant properties were being used in our retail segment during the first quarter of fiscal year 2009. Impairment charges were $256,000 in fiscal year 2010 and related to three properties. We expect gross loss for the remainder of fiscal year 2010 to be consistent with the first nine months of fiscal year 2010 based upon leases currently executed. If we are successful in our marketing efforts related to vacant properties, we would expect gross profit (loss) to improve over the first nine months of fiscal year 2010 results.

          As a result of the factors discussed above, segment loss increased to $896,000 in the current year from $11,000 in the prior year.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results – Third Quarter Fiscal Year 2010 Compared to Third Quarter Fiscal Year 2009

          Selling, general and administrative expenses were approximately $0.6 million in the current year consistent with approximately $0.7 million in the prior year. We expect selling, general and administrative expenses for the remainder of fiscal year 2010 to be consistent with the first nine months of fiscal year 2010 results.

          Interest income was approximately $86,000 in the current year consistent with approximately $82,000 in the prior year. Interest expense was approximately $81,000 in the current year consistent with approximately $60,000 in the prior year. We expect interest income and interest expense for the remainder of fiscal year 2010 to be consistent with the first nine months of fiscal year 2010 results

Corporate and Other Results – Nine Months Ended October 31, 2010 Compared to Nine Months Ended October 31, 2009

          Selling, general and administrative expenses were approximately $2.1 million in the current year compared to approximately $1.6 million in the prior year. Professional fees and insurance were the categories primarily responsible for the increase in expenses. We expect selling, general and administrative expenses for the remainder of fiscal year 2010 to be consistent with the first nine months of fiscal year 2010 results.

          Interest income and interest expense were consistent with the prior year amounts.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $18.2 million for the first nine months of fiscal year 2010, compared to cash used of approximately $0.7 million for the first nine months of fiscal year 2009. For the first nine months of fiscal year 2010, cash was provided by net income of approximately $11.8 million, adjusted for non-cash items of approximately $5.4 million, which consisted of depreciation and amortization, impairment charges, income from equity method investments, gain on disposal of real estate and property and equipment, deferred income, losses on derivative financial instruments and the deferred income tax provision. Dividends received from our equity method investees were approximately $1.1 million in the first nine months of fiscal year 2010. In addition, prepaid expense and other current and long term assets provided cash of approximately $5.7 million, primarily a result of federal income tax refunds received. Accounts receivable and inventory used cash of approximately $3.1 million and approximately $1.9 million, respectively, a result of normal variations in production and sales levels. A decrease in other liabilities also used cash of approximately $0.8 million which is the result of paying certain real estate taxes.

          Net cash used in operating activities was approximately $0.7 million for the first nine months of fiscal year 2009. For the first nine months of fiscal year 2009, cash was provided by net income of approximately $1.6 million, non-cash items of approximately $(9.4) million, which consisted of depreciation and amortization, income from equity method investments, deferred income, losses on derivative financial instruments, other items and the deferred income tax provision. In addition, inventory and other assets provided cash of approximately $16.7 million and approximately $5.1 million, respectively, primarily a result of the wind down of our retail business. The primary use of cash was a decrease in accounts payable of approximately $6.2 million as we finalized several outstanding retail vendor accounts associated with the wind down of our retail business. Accounts receivable increased approximately $5.1 million as a result of production and sales from both of our consolidated ethanol entities. Other liabilities decreased approximately $3.3 million as we paid certain payroll and other accrued expenses in connection with the wind down of our retail business.

          At October 31, 2010, working capital was approximately $90.8 million compared to approximately $101.2 million at January 31, 2010. This decrease is primarily a result of repayments of long term debt and our purchase of a minority interest in NuGen. The ratio of current assets to current liabilities was 3.5 to 1 at October 31, 2010 and 3.6 to 1 at January 31, 2010.

          Cash of approximately $4.5 million was used in investing activities for the first nine months of fiscal year 2010, compared to approximately $34.4 million of cash used during the first nine months of fiscal year 2009. We acquired a 48% interest in NuGen during the second quarter of fiscal year 2010, which used approximately $9.2 million of cash. During the first nine months of fiscal year 2010, we had capital expenditures of approximately $3.8 million, primarily related to additional grain storage infrastructure at the One Earth ethanol plant, improvements at the Levelland Hockley ethanol plant and certain real estate properties. We received approximately $1.0 million from Patriot as repayments on their promissory note and received approximately $7.0 million from proceeds of sales of real estate and property and equipment.

          Cash of approximately $34.4 million was used in investing activities for the first nine months of fiscal year 2009. During the first nine months of fiscal year 2009, we received proceeds of approximately $1.0 million from the sale of real estate and property and equipment. We had capital expenditures of approximately $34.5 million during the first nine months of fiscal year 2009, primarily related to construction at the One Earth ethanol plant. We deposited approximately $1.0 million into a restricted account as collateral for a letter of credit on behalf of Levelland Hockley to secure grain purchasing.

          Cash used in financing activities totaled approximately $26.5 million for the first nine months of fiscal year 2010 compared to cash provided of approximately $27.6 million for the first nine months of fiscal year 2009. Cash was used by debt payments of approximately $21.3 million, primarily on Levelland Hockley’s and One Earth’s term loans. Stock option activity generated cash of approximately $1.4 million. In addition, cash of approximately $6.7 million was used to repurchase approximately 415,000 shares of our common stock.

          As of October 31, 2010, we had approximately 568,000 authorized shares remaining available for purchase under the stock buy-back program.

          Cash provided by financing activities totaled approximately $27.6 million for the first nine months of fiscal year 2009. Cash of approximately $12.1 million was used to repay debt and capital lease obligations. Cash was provided by debt borrowings of approximately $44.0 million on One Earth’s construction loan and stock option activity of approximately $1.2 million. Cash of approximately $5.5 million was also used to acquire 535,000 shares of our common stock.

          One Earth will be completing, during the fourth quarter of fiscal year 2010, the construction of additional grain storage silos at its ethanol plant, expected to cost approximately $5.0 million. Through October 31, 2010, One Earth had spent approximately $2.0 million on the grain storage silos.

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

          We believe the Company has sufficient working capital and credit availability, at the parent level, to fund our commitments and to maintain our operations at their current levels for at least the next twelve months and foreseeable future.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, sorghum, distillers grains, ethanol, gasoline and natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

          We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $117.1 million outstanding in debt as of October 31, 2010, all of which is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 to 400 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would affect our interest cost on such debt by approximately $0.4 million per year in the aggregate.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha during fiscal years 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at October 31, 2010 would change the fair value of the interest rate swaps by approximately $0.7 million.

Commodity Price Risk

          We generally do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder on a floating index. A sensitivity analysis has been prepared to estimate our exposure to ethanol, grain and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in our average corn, natural gas price and ethanol prices as of October 31, 2010. The volumes are based on our actual use and sale of these commodities for the quarter and nine months ended October 31, 2010. The results of this analysis are as follows:

	Volume for the Quarter Ended October 31, 2010	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	925,888	MMBtu	10%	$445,000
Ethanol	34,074,236	Gallons	10%	$5,840,000
Grain	12,438,252	Bushels	10%	$4,735,000

	Volume for the Nine Months ended October 31, 2010	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,873,348	MMBtu	10%	$1,438,000
Ethanol	102,985,782	Gallons	10%	$17,173,000
Grain	37,109,756	Bushels	10%	$13,718,000

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          During the quarter ended October 31, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1-31, 2010	156,288	$15.09	156,288	137,143
September 1-30, 2010	51,127	14.22	51,127	86,016
October 1-31, 2010	17,972	14,95	17,972	568,044

Total	225,387	$14.88	225,387	568,044

(1)

On October 7, 2010, our Board of Directors increased our share repurchase authorization by an additional 500,000. At October 31, 2010, a total of 568,044 shares remained available to purchase under this authorization.

Item 6. Exhibits.

                    The following exhibits are filed with this report:

4(a)

Fourth Amendment of Construction Loan Agreement dated June 1, 2010 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto…….

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX AMERICAN RESOURCES CORPORATION Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board
	(Chief Executive Officer)	December 9, 2010
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
	(Chief Financial Officer)	December 9, 2010
(Douglas L. Bruggeman)