Form 10-K
period 2011-01-31
REX AMERICAN RESOURCES Corp
filed 2011-04-15
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2011	COMMISSION FILE NO. 001-09097

REX AMERICAN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At the close of business on July 31, 2010 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,597,047 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $114,184,258.

There were 9,600,056 shares of the registrant’s Common Stock outstanding as of April 14, 2011.
Documents Incorporated by Reference
Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 7, 2011 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, sorghum, distillers grains, ethanol, gasoline and natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A.

AVAILABLE INFORMATION

REX makes available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. REX’s Internet website address is www.rexamerican.com. The contents of the Company’s website are not a part of this report.

PART I

Item 1.	Business

Overview

REX was incorporated in Delaware in 1984 as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc., Stereo Town, Inc. and Kelly & Cohen Appliances, Inc., which were formed in 1980, 1981 and 1983, respectively. Our principal offices are located at 2875 Needmore Road, Dayton, Ohio 45414. Our telephone number is (937) 276-3931. Historically, we were a specialty retailer in the consumer electronics and appliance industry serving small to medium-sized towns and communities. In addition, we have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998 and later ethanol production facilities beginning in 2006. Recognizing the change in our business, we changed our corporate name from REX Stores Corporation to REX American Resources Corporation in 2010.

In fiscal year 2007, we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. We did not believe that we were generating an adequate return from our retail business due to the competitive nature of the consumer electronics and appliance industry and the overall economic conditions in the United States. Reflecting this focus, we sold approximately 60% of our owned retail and vacant stores in fiscal year 2007 and leased back a portion of the stores which had been operating as electronics and appliance retail stores. In fiscal year 2008, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our remaining real estate portfolio. We engaged an investment banking firm to assist us in analyzing and ultimately marketing our retail operations. As part of those marketing efforts, late in fiscal year 2008, we initially leased 37 owned store locations to an unrelated third party. During fiscal year 2009, the lease agreements were terminated. At January 31, 2011, we had lease agreements for all or parts of eight former retail properties and had 22 vacant former retail properties. We also own one former distribution center, which is partially leased, partially occupied by our corporate office personnel and partially vacant. We are marketing these vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with terms of five to twenty years.

We completed our exit of the retail business as of July 31, 2009. Going forward, our only retail related activities will consist of the administration of extended service plans we previously sold and the payment of related claims. Net sales and expenses related to extended service plans are classified as discontinued operations.

We are currently invested in five ethanol production entities, one of which we have a majority ownership interest in. We may make additional investments in the alternative energy segment during fiscal year 2011.

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

We expect our ethanol plants to produce approximately 2.8 gallons of ethanol for each bushel of grain processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by 2.8) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. This was the case for Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) during fiscal year 2010. This plant was unable to source affordable grain supplies, and combined with the lower than normal industry crush spreads that existed in the latter portions of fiscal year 2010, the plant ceased production operations in January 2011. We expect decisions to be made on an individual plant basis, as there are different market conditions at each of our ethanol plants.

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

The crush spread realized in 2010 was subject to significant volatility. For calendar year 2010, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $4.30 per bushel, with highs reaching approximately $6.25 per bushel in December 2010. We believe corn prices were affected late in the year by global weather conditions, export demand, speculation, currency valuation and global economic conditions. Ethanol prices also had significant fluctuations ranging from approximately $1.50 per gallon in June to approximately $2.38 per gallon in December. Ethanol and corn prices have tended to trade in the same direction but with narrowing spreads, particularly late in the year. In 2010, the CBOT crush spread ranged from a low of approximately $0.05 per gallon in December to a high of approximately $0.55 per gallon in February. We believe ethanol demand late in 2010 was also impacted by the uncertainty of the extension of the Volumetric Ethanol Tax Credit Blender Credit. Crush spreads have continued to decline in 2011 and have at times, become negative (absent the consideration of distillers grains). Prices for distillers grains we sell generally trend with grain prices. These prices have partially offset the decline in the crush spread.

We reported segment profit (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $13.4 million in fiscal year 2010 compared to approximately $17.8 million in fiscal year 2009. The decline in profitability primarily resulted from impairment charges and loss on deconsolidation of Levelland Hockley. Levelland Hockley reported a loss from operations during fiscal year 2010, and ceased production in January 2011. These losses were partially offset as One Earth Energy, LLC (“One Earth”) was in production for a full year during fiscal year 2010. We expect that future operating results will be based upon annual production of between 100 and 115 million gallons of ethanol, which assumes that One Earth will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the fiscal year 2010 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. See Note 18 of the Notes to the Consolidated Financial Statements for information regarding the net sales and revenues and operating results for each of our business segments for the fiscal years ended January 31, 2011, 2010 and 2009.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2010” means the period February 1, 2010 to January 31, 2011. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Alternative Energy Overview

As part of our ongoing efforts to diversify and increase our earnings, we began investing in the ethanol industry during fiscal year 2006. Our business strategy focuses on partnering with farmer groups, local groups, or farmer-controlled cooperatives to develop and operate ethanol production plants. We seek to identify quality ethanol plant opportunities characterized by strong plant construction partners and plant management, located near adequate feedstock supply with good transportation capabilities or other economically beneficial attributes, and that utilize leading ethanol production technology. Our partnership model generally enables farmer groups to retain local management of the project, while we provide capital and additional business administration experience.

We follow a flexible model for our investments in ethanol plants, taking both minority and majority ownership positions. The form and structure of our investments is tailored to the specific needs and goals of each project and the local farmer group or investor with whom we are partnering. We generally participate in the management of our projects through our membership on the board of managers of the limited liability companies that own the plants.

Ethanol Investments

We have invested in five entities as of January 31, 2011, utilizing both equity and debt investments. As of January 31, 2011, all of the entities we are invested in are operating except for Levelland Hockley. The following table is a summary of our ethanol investments at January 31, 2011:

Entity	Nameplate Production Capacity Million Gallons Per Year	Effective Ownership Percentage	Effective Nameplate Capacity Owned Million gallons Per Year

One Earth Energy, LLC	100	74%	74.0
NuGen Energy, LLC	100	48%	48.0
Patriot Renewable Fuels, LLC	100	23%	23.0
Big River Resources, LLC-W Burlington	92	10%	9.2
Big River Resources, LLC-Galva	100	10%	10.0
Big River United Energy, LLC	100	5%	5.0
Levelland Hockley County Ethanol, LLC	40	49%	19.6

Total	632		188.8

One Earth Energy, LLC

On October 30, 2007, we acquired 74% of the outstanding membership units of One Earth Energy, LLC, or One Earth, for $50.8 million. We consolidate One Earth with our financial results and include them in our alternative energy segment. One Earth completed construction in the second quarter of fiscal year 2009 of its ethanol production facility in Gibson City, Illinois. The plant has a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of dried distillers grains (“DDG”) per year.

One Earth commenced production operations late in the second quarter of fiscal year 2009 and began generating revenue in the third quarter of fiscal year 2009.

NuGen Energy, LLC

Effective July 1, 2010, we acquired a 48% equity interest in NuGen Energy, LLC, or NuGen, which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG. Our investment included $2,410,000 paid at closing to the then sole shareholder of NuGen and $6,805,000 contributed directly to NuGen. An additional $6,451,000 is due based upon cash distributions from NuGen that we are entitled to until such balance is paid (“Contingent Consideration”). We determined that the fair value of the Contingent Consideration, at the acquisition date, was $4,611,000.

We have an option to purchase for $1,138,000, (which is payable in cash, partially based upon cash distributions from NuGen that we are entitled to) additional ownership units from NuGen’s majority shareholder, which, if exercised, would result in us owning 51% of the total outstanding voting and economic interests of NuGen on a fully diluted basis.

Patriot Renewable Fuels, LLC

On December 4, 2006, we acquired a 23% ownership interest in Patriot Renewable Fuels, LLC, or Patriot, for $16 million. Patriot commenced production operations in the second quarter of fiscal year 2008. The plant is located in Annawan, Illinois and has a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year.

Big River Resources, LLC

We have invested $20 million in Big River Resources, LLC, or Big River, for a 10% ownership interest. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates an ethanol plant with a nameplate capacity of 92 million gallons of ethanol and 294,000 tons of DDG per year. This plant is located in West Burlington, Iowa. The facility has been in operation since 2004.

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

Big River also operates five agricultural elevators with a storage capacity of 10 million bushels.

Levelland Hockley County Ethanol, LLC

On September 30, 2006, we acquired 47% of the outstanding membership units of Levelland Hockley for $11.5 million. On December 29, 2006, we purchased a $5.0 million convertible secured promissory note from Levelland Hockley. On July 1, 2007, we converted the note into equity and increased our ownership percentage to approximately 56%. On February 20, 2008, we purchased an additional $5.0 million convertible secured promissory note from Levelland Hockley. The balance of this note at January 31, 2011 was $5.2 million, including accrued interest. On January 29, 2009, we agreed to fund up to $2.0 million in the form of a subordinated revolving line of credit with Levelland Hockley and to issue a $1.0 million letter of credit for the benefit of Levelland Hockley. On September 1, 2010, we agreed to increase our line of credit to $4.0 million, inclusive of the $1.0 million letter of credit. We were issued warrants in the amount of 1,298,700 at $3.08 per share in conjunction with the issuance of the line of credit. At January 31, 2011, there was $3.8 million outstanding under the subordinated revolving line of credit.

Levelland Hockley, which is located in Levelland, Texas, commenced production operations in the first quarter of fiscal year 2008. The plant has a nameplate capacity of 40 million gallons of ethanol and 135,000 tons of dried distillers grains (“DDG”) per year.

The plant was shut down in early January 2011 as a result of industry wide low crush margins and the plant’s inability to source grain at affordable prices. On January 31, 2011 we sold 814,000 of our membership units to Levelland Hockley for $1, reducing our ownership interest in Levelland Hockley to 49%. As a result, we no longer have a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, we deconsolidated Levelland Hockley and began using the equity method of accounting to account for the results of Levelland Hockley. In connection with the deconsolidation, we recorded our remaining non controlling equity interest and our debt investments at fair value. Our estimate of fair value for all of our investments in Levelland Hockley was $0 at January 31, 2011. We recorded a pretax charge of approximately $18.4 million as a result of deconsolidating Levelland Hockley and writing our remaining investments in Levelland Hockley to $0 at January 31, 2011.

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

According to the Renewable Fuels Association, or RFA, the United States fuel ethanol industry experienced record production of an estimated 13 billion gallons in 2010. As of January 2011, the number of operating ethanol plants increased to 204, up from 54 in 2000 and are located in 29 states with a total capacity of 13.5 billion gallons annually.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered conventional biofuels which was subject to a renewable fuel standard (“RFS”) of at least 12.0 billion gallons per year in 2010, with an expected increase to at least 15.0 billion gallons per year by 2015. Advanced biofuels include ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuels RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022.

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

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done for the purpose of extending the volume of fuel sold at the gas pump. Blending ethanol allows refiners to produce more fuel from a given barrel of oil. Currently, ethanol is blended into approximately 90% of the gasoline sold in the United States, the majority as E10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The U.S. Environmental Protection Agency approved the use of 15% ethanol in gasoline for cars and light duty trucks made in 2007 and later. In January 2011, the EPA expanded this to include cars, pickups and SUV’s made in model years 2001 through 2006. This covers approximately 62% of light duty vehicles on the road. Despite this, it will take time for this measure to be implemented and currently several lawsuits have been filed to stop the expanded measure from moving forward.

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

Synthetic Fuel Partnerships

We had invested in three limited partnerships which owned facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. The Section 29/45K tax credit program expired on December 31, 2007. As such, we do not expect to receive additional income from these investments except for the possibility of an additional payment on a facility formerly located in Gillette, Wyoming. Based upon the modified terms of a sales agreement we are currently not able to predict the likelihood and timing of payments for production from September 30, 2006 to December 31, 2007 for this facility. We expect the payments, if any, to be made within the next year. We have not recognized this income and will recognize income, if any, upon receipt of payment or upon our ability to reasonably assure ourselves of the timing and collectability of payment.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 and 17 of the Notes to the Consolidated Financial Statements for further discussions.

Real Estate Operations

At January 31, 2011, we had lease agreements, as landlord, for all or parts of eight owned former retail stores (88,000 square feet leased and 10,000 square feet vacant). We have 22 owned former retail stores (281,000 square feet), that are vacant at January 31, 2011. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (266,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (190,000 square feet).

A typical lease agreement has an initial term of five to twenty years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance. We recognized lease revenue of approximately $1,285,000 and $913,000 during fiscal years 2010 and 2009, respectively.

Retail

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

Facilities

At January 31, 2011, we owned eight former retail store properties that were leased to outside, unrelated parties. Of the eight leased properties, one of the properties is only partially leased. There were also 22 vacant former retail store properties that we were attempting to either lease or sell. In addition, we have one former distribution center that is partially leased, partially occupied by our corporate office and partially vacant.

Employees

At January 31, 2011, we had eight employees supporting our corporate functions. None of our employees are represented by a labor union. We expect this employment to remain relatively stable at its current level as we have completed our exit from the retail business.

At January 31, 2011, One Earth had 50 employees.

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

Risks Related to our Synthetic Fuel Investments and Income Tax Benefits

We face synthetic fuel risks as future IRS audits may result in the disallowance of previously recognized tax credits.

We have recognized investment income of approximately $53.9 million from the sales of our partnership interests from years that the partnerships have not been audited by the Internal Revenue Service (IRS). Should the tax credits be denied on any future audit and we fail to prevail through the IRS or the legal process, there could be significant refunds of previously recognized income with a significant adverse impact on earnings and cash flows.

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

We have approximately $11.0 million of net deferred tax assets recorded on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is unlikely that we will generate sufficient taxable income to fully utilize our deferred tax assets; we would then be required to establish a valuation allowance against such deferred tax assets. We would increase our income tax expense by the amount of the tax benefit we do not expect to realize. This would reduce our net income and could have a material adverse effect on our results of operations and our financial position.

Risks Related to our Alternative Energy Business

Certain of our ethanol investments are subject to the risks of a development stage business which could adversely affect returns on our ethanol investment and our results of operations.

We do not have long term experience investing in the ethanol industry. We entered into our first agreement to invest in an ethanol plant in November 2005. At January 31, 2011, we were invested in five entities that own and operate seven ethanol production facilities. One facility has been in production since 2004, but the remaining facilities all became operational or were acquired in fiscal year 2008 or later. Our ethanol investments have been managed by our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer. We do not otherwise have a dedicated ethanol development or management staff. As a consequence, our ethanol investments are subject to many of the risks associated with a development stage company, including an unproven business model, a lack of operating history and an undeveloped operating structure. These development stage risks could result in our making investments in ethanol plants that perform substantially below our expectations, which would adversely affect our results of operations and financial condition.

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

The institutional senior lenders to the companies which own and operate our ethanol plants hold liens on the plant’s assets. If a company fails to make its debt service payments, the senior lender will have the right to repossess the plant’s assets in addition to other remedies, which are superior to our rights as an equity investor or subordinated lender. Such action could have a material adverse impact on our investment in the ethanol plant.

We operate in a capital intensive industry. Limitations to external financing could adversely affect our financial performance.

In general, continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry. We may need to incur additional financing to fund growth of our business or in times of increasing liquidity requirements (such as increases in raw material costs). Any delays to obtain additional financing, or our inability to do so, could have a material adverse impact on our financial results.

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

According to the Renewable Fuels Association, or RFA, domestic ethanol production nameplate capacity has increased to approximately 14.1 billion gallons per year at January 2011. The RFA estimates that, as of January 2011, approximately 560 million gallons per year of additional production capacity is under construction. Excess capacity in the ethanol industry would have an adverse effect on the results of our ethanol investments. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The elimination or significant reduction of the blender’s credit could have a material adverse effect on the results of our ethanol investments. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The American Jobs Creation Act of 2004 created the Volumetric Ethanol Tax Credit, referred to as the “blender’s credit.” This credit currently allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol, or $0.045 per gallon if blended with 10% ethanol (E10), and $0.3825 per gallon if blended with 85% ethanol (E85). The $0.45 per gallon incentive for ethanol was scheduled to expire on December 31, 2010 but was extended to December 31, 2011. The blender’s credit could be eliminated or reduced at any time through an act of Congress and may not be renewed in 2011 or may be renewed on different terms. In addition, the blender’s credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.45 per gallon ethanol incentive that is available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff, known as the Caribbean Basin Initiative, exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which our ethanol plants sell ethanol. Any changes in the tariff or exemption from the tariff could have a material adverse effect on the results of our ethanol investments. In addition, the North America Free Trade Agreement, or NAFTA, allows Canada and Mexico to export ethanol to the United States duty-free.

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act of 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act will increase from 12.95 billion gallons per year in 2010 to 36 billion gallons per year in 2022. The RFS mandate level for conventional biofuels, which includes corn-based ethanol, for 2011 is 12.6 billion gallons. This requirement progressively increases to 15 billion gallons by 2015 and remains at that level through 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. Increased competition from other types of biofuels could have a material adverse effect on the results of our ethanol investments.

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

Our ethanol production facilities are subject to extensive air, water and other environmental regulations. We have had to obtain numerous permits to construct and operate our plants. Regulatory agencies could impose conditions or other restrictions in the permits that are detrimental or which increase our costs. More stringent federal or state environmental regulations could be adopted which could significantly increase our operating costs or require us to expend considerable resources.

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

Our revenue from the sale of distillers grains depends upon its continued market acceptance as an animal feed.

Distillers grains is a co-product from the fermentation of corn to produce ethanol. Antibiotics may be used during the fermentation process to control bacterial contamination; therefore antibiotics may be present in small quantities in distillers grains marketed as animal feed. The U. S. Food and Drug Administration’s, or FDA’s, Center for Veterinary Medicine has expressed concern about potential animal and human health hazards from the use of distillers grains as an animal feed due to the possibility of antibiotic residues. If the public became concerned about the impact of distillers grains in the food supply or as an acceptable animal feed, the market for distillers grains could be negatively impacted, which would have a negative impact on our results of operations.

The price of distillers grains may decline as a result of China’s antidumping investigation of distillers grains originating in the United Sates.

Estimates indicate that as much as 10 to 15 percent of the distiller grains produced in the United States will be exported to China in the coming year. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distiller grains are subjected to trade barriers when selling distiller grains to Chinese customers, there may be a reduction in the price of distillers grains in the United States. Declines in the price we receive for our distillers grains could lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

There is a consolidation trend in the ethanol industry, partly a result of companies recently seeking protection under the United States Bankruptcy Code. As a result, firms are growing in size and scope. Larger firms offer efficiencies and economies of scale, resulting in lower costs of production. In addition, plants currently being or recently sold as part of a bankruptcy proceeding may have significantly lower costs than our ethanol plants. Absent significant growth and diversification, our ethanol plants may not be able to operate profitably in a more competitive environment. No assurance can be given that our ethanol plants will be able to compete successfully or that competition from larger companies with greater financial resources will not have a materially adverse affect on the results of our ethanol investments.

We are exposed to credit risk from our sales of ethanol and distillers grains to customers.

The inability of a customer to make payments to us for our accounts receivable may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

We may not be able to hire and retain qualified personnel to operate our ethanol plants.

Our ability to attract and retain competent personnel has a significant impact on operating efficiencies and plant profitability. Competition for key plant employees in the ethanol industry can be intense, and we may not be able to attract and retain qualified employees. Failure to do so could have a negative impact on our financial results at individual plants.

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

Our subsidiaries that operate ethanol plants (“Ethanol subsidiaries”) have debt agreements that contain covenants with several financial and performance restrictions. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, the Ethanol subsidiary would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If the Ethanol subsidiary was unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, the Ethanol subsidiary may not be able to pay its debts or borrow sufficient funds to refinance them. In addition, certain lease agreements could also be in default if a default of the debt agreement occurs. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.

The debt agreements for the ethanol plants limit, or otherwise restrict the amount of dividends and other payments the ethanol operating subsidiaries can transfer to their members.

We are dependent on dividends from our ethanol subsidiaries to generate cash flow. Presently, all of our ethanol subsidiaries have debt agreements that limit payments to members. Therefore, these companies cannot distribute all of the cash they generate to their members. Furthermore, we may not be able to use the excess cash flow from one subsidiary to fund corporate needs or needs of another operating ethanol subsidiary.

Changes in interest rates could have a material adverse effect on the results of our ethanol investments.

One Earth and Patriot have interest rate swaps at January 31, 2011 that, in essence, fix the interest rate on a portion of their variable rate debt. During fiscal years 2010, 2009 and 2008, we recognized losses on these swaps. Further reductions in interest rates could increase the liability position of the interest rate swaps, requiring us to record additional expense which could be material. The liability for these interest rate swaps could also result in a default of the term loan agreements’ restrictive financial covenants.

In addition, increases in interest rates could have a negative impact on results of operations as all of the debt our ethanol plants have is variable rate debt. Furthermore, the interest rate swaps do not fix the interest rate on the entire portion of the related debt.

Risks Related to the Wind Down and Exit of our Retail business and Risks Related to our Real Estate Segment.

Our future costs associated with administering extended product service contracts may result in higher than expected costs.

We will continue to administer extended product service contracts that have contractual maturities over the next three years. To the extent we do not have products or an adequate repair service network to satisfy warranty claims, we may incur material costs as we would be required to refund cash to customers for warranted products.

We have a significant amount of vacant warehouse and retail space after the completion of the wind down of our retail business.

At January 31, 2011, we own one distribution facility and 23 former retail store properties comprising approximately 492,000 square feet that are completely or partially vacant. We are currently marketing these facilities for lease or sale. We may not be able to successfully lease or sell these properties which could result in lost opportunities for revenue or future impairment charges related to the carrying value of the associated assets. We also have costs related to the vacant properties such as property taxes and utilities that we would have to bear without any revenue from such properties.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information required by this Item 2 is set forth in Item 1 of this report under “Ethanol Investments”, “Real Estate Operations” and “Facilities” and is incorporated herein by reference.

Item 3.	Legal Proceedings

We are involved in various legal proceedings incidental to the conduct of our business. We believe that these proceedings will not have a material adverse effect on our financial condition or results of operations.

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	56	Chairman of the Board and Chief Executive Officer*
Douglas Bruggeman	50	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	61	Secretary*
Zafar Rizvi	61	President and Chief Operating Officer

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

Zafar Rizvi was elected President and Chief Operating Officer in 2010. Previously, he had been our Vice President, and has been President of Farmers Energy Incorporated, our alternative energy investment subsidiary, since 2006. From 1991 to 2006, Mr. Rizvi was our Vice President – Loss Prevention. From 1986 to 1991, Mr. Rizvi was employed in the video retailing industry in a variety of management positions.

Item 4.	Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol REX.

Fiscal Quarter ended	High	Low

April 30, 2009	$13.50	$5.52
July 31, 2009	12.99	9.36
October 31, 2009	13.02	9.75
January 31, 2010	15.41	11.89

April 30, 2010	$18.40	$14.87
July 31, 2010	19.30	15.19
October 31, 2010	16.83	12.96
January 31, 2011	17.23	14.84

As of April 14, 2011, there were 119 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our ethanol subsidiaries have certain restrictions on their ability to pay us dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 1-30, 2010	—	$—	—	568,044
December 1-31, 2010	100,000	$15.63	100,000	468,044
January 1-31, 2011	—	$—	—	468,044

Total	100,000	$15.63	100,000	468,044

(1)

On October 7, 2010, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2011, a total of 468,044 shares remained available to purchase under this authorization.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of selected publicly traded consumer ethanol producers (*) for the period commencing January 31, 2006 and ended January 31, 2011. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2006 and reinvestment of all dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2011
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2006
2007
2008
2009
2010
2011
REX American Resources Corporation
S&P 500 Index - Total Returns
Ethanol peer group

* The peer group (and the month the companies went public) is comprised of Pacific Ethanol, Inc. (March 2005), BioFuel Energy Corp. (June 2007) and Green Plains Renewable Energy, Inc. (March 2006). Returns for the peer group are included upon a full year’s return being available as of January 31.

Item 6.	Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of

Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. Prior period amounts applicable to the statement of operations have been adjusted to recognize the reclassification of the results of our former retail segment and certain real estate assets to discontinued operations as a result of our exit of the retail business and real estate sales. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of income from ethanol investments, derivative financial instruments, gain on sale of real estate, loss and impairment charges related to deconsolidation and long-term debt. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2011	2010	2009	2008	2007

Net sales and revenue	$301,674	$170,088	$68,587	$322	$257
Net (income) loss attributable to noncontrolling interests	$(3,673)	$(3,900)	$3,156	$841	$—
Income (loss) from continuing operations attributable to REX common shareholders (a) (b)	$3,097	$6,051	$(2,861)	$20,032	$6,778
Net income (loss) attributable to REX common shareholders (b)	$5,069	$8,652	$(3,297)	$33,867	$11,351
Basic income (loss) per share from continuing operations attributable to REX common shareholders (a)	$0.32	$0.65	$(0.28)	$1.92	$0.66
Diluted income (loss) per share from continuing operations attributable to REX common shareholders (a)	$0.32	$0.63	$(0.28)	$1.71	$0.59
Basic net income (loss) per share	$0.53	$0.93	$(0.32)	$3.25	$1.10
Diluted net income (loss) per share	$0.52	$0.91	$(0.32)	$2.89	$0.98
Total assets	$375,722	$451,505	$451,288	$408,978	$345,442
Long-term debt and capital lease obligations, net of current maturities	$70,973	$126,689	$103,939	$35,224	$31,236
Long-term derivative financial instrument liability	$3,688	$4,055	$4,032	$2,308	$—

a)

Amounts differ from those previously reported as the results of our former retail segment and certain real estate assets have been reclassified into discontinued operations. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)

The results for the years ended January 31, 2008 and 2007 include significant amounts of income from synthetic fuel investments. The results for the year ended January 31, 2008 also includes a realized gain from the sale of our interest in Millennium Ethanol, LLC.

Quarterly Financial Data
(Unaudited)

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011

Net sales and revenue (a)	$71,554	$65,516	$70,718	$93,886
Gross profit (a)	8,405	5,962	7,198	8,809
Net income (loss)	4,188	1,234	4,250	(4,603)
Basic net income (loss) per share attributable to REX common shareholders (b)	$0.43	$0.13	$0.45	$(0.49)
Diluted net income (loss) per share attributable to REX common shareholders (b)	$0.42	$0.12	$0.44	$(0.49)

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010

Net sales and revenue (a)	$14,324	$17,076	$61,613	$77,075
Gross profit (a)	325	1,189	5,799	13,395
Net (loss) income	(1,731)	837	2,273	7,273
Basic net (loss) income per share attributable to REX common shareholders (b)	$(0.19)	$0.09	$0.25	$0.78
Diluted net (loss) income per share attributable to REX common shareholders (b)	$(0.19)	$0.09	$0.24	$0.75

a)

Amounts differ from those previously reported as the results of our former retail segment and certain real estate assets have been reclassified as discontinued operations and certain other reclassifications. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)

The total of the quarterly net income (loss) per share amounts do not equal the annual net loss or income per share amount due to the impact of varying amounts of shares and options outstanding during the year. In addition, basic net loss per share equals diluted net loss per share in periods where a net loss is reported.

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

In fiscal year 2007, we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. We did not believe that we were generating an adequate return from our retail business due to the competitive nature of the consumer electronics and appliance industry and the overall economic conditions in the United States. Reflecting this focus, we sold approximately 60% of our owned retail and vacant stores in fiscal year 2007 and leased back a portion of the stores which had been operating as electronics and appliance retail stores. In fiscal year 2008, we commenced an evaluation of a broad range of alternatives intended to derive value from the remaining retail operations and our remaining real estate portfolio. We engaged an investment banking firm to assist us in analyzing and ultimately marketing our retail operations. As part of those marketing efforts, late in fiscal year 2008, we initially leased 37 owned store locations to an unrelated third party. During fiscal year 2009, the lease agreements were terminated. At January 31, 2011, we had lease agreements for all or parts of eight former retail properties and had 22 vacant former retail properties. We also own one former distribution center, which is partially leased, partially occupied by our corporate office personnel and partially vacant. We are marketing the vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with a term of five to twenty years.

We completed our exit of the retail business as of July 31, 2009. Going forward, our only retail related activities will consist of the administration of extended service plans we previously sold and the payment of related claims. All activities related to extended service plans will be classified as discontinued operations.

We currently have equity and debt investments in five ethanol production entities, one of which we have a majority ownership interest in. We may make additional investments in the alternative energy segment during fiscal year 2011.

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

The crush spread realized in 2010 was subject to significant volatility. For calendar year 2010, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $4.30 per bushel, with highs reaching approximately $6.25 per bushel in December 2010. We believe corn prices were affected late in the year by global weather conditions, export demand, speculation, currency valuation and global economic conditions. Ethanol prices also had significant fluctuations ranging from approximately $1.50 per gallon in June to approximately $2.38 per gallon in December. Ethanol and corn prices have tended to trade in the same direction but with narrowing spreads, particularly late in the year. In 2010, the CBOT crush spread ranged from a low of approximately $0.05 per gallon in December to a high of approximately $0.55 per gallon in February. We believe ethanol demand late in 2010 was also impacted by the uncertainty of the extension of the VEETC Blender Credit. Crush spreads have continued to decline in 2011 and have at times, become negative (absent the consideration of distillers grains). Prices for distillers grains we sell have generally trended with grain prices. These prices have partially offset the decline in the crush spread.

We reported segment profit (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $13.4 million in fiscal year 2010 compared to approximately $17.8 million in fiscal year 2009. The decline in profitability primarily resulted from impairment charges and loss on deconsolidation of Levelland Hockley. Levelland Hockley reported a loss from operations and as a result of narrowing crush spreads was shut down in January 2011. These losses were partially offset as One Earth was in production for a full year during fiscal year 2010 and operated profitably.

We expect that future operating results will be based upon annual production of between 100 and 115 million gallons of ethanol, which assumes that One Earth will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the 2010 results.

Ethanol Investments

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We have invested in six entities, five of which we remain invested in as of January 31, 2011, utilizing both equity and debt investments. We sold our investment in Millennium during fiscal year 2007.

The following table is a summary of our ethanol investments at January 31, 2011:

Entity	Nameplate Production Capacity Million Gallons Per Year	Effective Ownership Percentage	Effective Nameplate Capacity Owned Million gallons Per Year

One Earth Energy, LLC	100	74%	74.0
NuGen Energy, LLC	100	48%	48.0
Patriot Renewable Fuels, LLC	100	23%	23.0
Big River Resources, LLC-W Burlington	92	10%	9.2
Big River Resources, LLC-Galva	100	10%	10.0
Big River United Energy, LLC	100	5%	5.0
Levelland Hockley County Ethanol, LLC	40	49%	19.6

Total	632		188.8

One Earth commenced production operations late in the second quarter of fiscal year 2009 and began generating revenue in the third quarter of fiscal year 2009.

Effective July 1, 2010, we acquired a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with a nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year.

Patriot commenced production operations in the second quarter of fiscal year 2008.

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

The Levelland Hockley plant was shut down in early January 2011 as a result of industry wide low crush spread margins and the plant’s inability to source grain at affordable prices. On January 31, 2011 we sold 814,000 of our membership units to Levelland Hockley for $1, reducing our ownership interest in Levelland Hockley to 49%. As a result, we no longer have a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, we deconsolidated Levelland Hockley and began using the equity method of accounting to account for the results of Levelland Hockley. In connection with the deconsolidation, we recorded our remaining non controlling equity interest and our debt investments at fair value. Our estimate of fair value for all of our investments in Levelland Hockley was $0 at January 31, 2011. We recorded a pretax charge of approximately $18.4 million as a result of deconsolidating Levelland Hockley and writing our remaining investments in Levelland Hockley to $0 at January 31, 2011.

Investment in Synthetic Fuel Partnerships

We had invested in three limited partnerships which owned facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. The Section 29/45K tax credit program expired on December 31, 2007. As such we do not expect to receive additional income from these investments except for the possibility of an additional payment on a facility formerly located in Gillette, Wyoming. Based upon the modified terms of a sales agreement, we are currently not able to predict the likelihood and timing of payments for production from September 30, 2006 to December 31, 2007 for this facility. We expect the payments, if any, to be made within the next year. We have not recognized this income and will recognize income, if any, upon receipt of payment or upon our ability to reasonably assure ourselves of the timing and collectability of payment.

See Notes 4 and 17 of the Notes to the Consolidated Financial Statements for further discussions.

See Item 1A Risk Factors for further discussion of the risks involved with our synthetic fuel investments.

Real Estate Operations

At January 31, 2011, we had lease agreements, as landlord, for all or parts of eight owned former retail stores (88,000 square feet leased and 10,000 square feet vacant). We have 22 owned former retail stores (281,000 square feet) that are vacant at January 31, 2011. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (266,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (190,000 square feet).

Retail

We completed the exit of our retail business during the second quarter of fiscal year 2009. We offered extended service contracts to our customers which typically provide, inclusive of manufacturers’ warranties, one to five years of warranty coverage. We plan to manage and administer these contracts over the life of the contracts. Service contract repair costs are charged to operations as incurred. We expect to continue recognizing extended service contract revenues and expenses (as discontinued operations) through January

2014, although the revenues will decline annually as we are no longer selling new contracts. We typically service a warranty claim through a network of third party repair and service providers. Warranty repair costs have been in the range of 17% to 25% of extended service contract revenue over the last three years; we expect these costs to average approximately 20% of extended service contract revenue in future years. Future expected amortization of deferred revenue and commission expense are as follows (amounts in thousands):

Years Ended January 31,	Deferred Revenue	Deferred Commission Expense

2012	3,982	1,195
2013	1,864	565
2014	552	164

Total	$6,398	$1,924

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Fiscal Years Ended January 31, 2011 and 2010

Net Sales and Revenue – Net sales and revenue in fiscal year 2010 were $301.7 million, a 77.4% increase from $170.1 million in fiscal year 2009. Net sales and revenue do not include sales from retail and real estate operations classified in discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $131.2 million and a full year of production at our consolidated subsidiary, One Earth. Net sales and revenue from our real estate segment increased $0.4 million over the prior year to $1.3 million.

The following table reflects the approximate percent of net sales and revenue for each product and service group for the periods presented:

	Fiscal Year

Product or Service Category	2010	2009	2008

Ethanol	83%	82%	82%
Distiller grains	16	17	17
Leasing	1	1	1

Total	100%	100%	100%

Gross Profit – Gross profit was $30.4 million in fiscal year 2010, or 10.1% of net sales and revenue, versus $20.7 million in fiscal year 2009 or 12.2% of net sales and revenue. This represents an increase of $9.7 million. Gross profit for fiscal year 2010 increased by $9.3 million over the prior year as a result of operations in the alternative energy segment. Gross loss for fiscal year 2010 decreased by $0.4 million compared to the prior year from our real estate segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2010 were $9.7 million (3.2% of net sales and revenue), an increase of $3.5 million or 56.5% from $6.2 million (3.6% of net sales and revenue) for fiscal year 2009. Compared to the prior year, these expenses increased approximately $2.6 million and $0.9 million in the alternative energy segment and the corporate and other category, respectively.

Impairment Charges and Loss on Deconsolidation– During fiscal year 2010, we recognized losses totaling approximately $18.4 million related to the impairment of notes receivable from Levelland Hockley and the deconsolidation of Levelland Hockley. Effective January 31, 2011, we sold a portion of our equity interest in Levelland Hockley. As a result we no longer have a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, we deconsolidated Levelland Hockley and recorded our retained investment in Levelland Hockley at fair value as of January 31, 2011. We recognized an impairment loss related to the notes receivable of approximately $8.9 million during fiscal year 2010. We also recognized a loss on deconsolidation of approximately $9.5 million during fiscal year 2010.

Interest Income – Interest income of $0.4 million for fiscal year 2010 was consistent with fiscal year 2009.

Interest Expense – Interest expense increased to $5.6 million for fiscal year 2010 from $4.7 million for fiscal year 2009. The increase in interest expense was primarily attributable to the alternative energy segment as we had higher amounts of average debt outstanding upon the completion of One Earth’s ethanol plant and that we are no longer capitalizing interest costs.

Loss on Early Termination of Debt – During fiscal years 2010 and 2009, we completed the early payoff of $0.4 million and $8.0 million, respectively, of mortgage debt prior to maturity. As a result, we expensed certain unamortized financing costs and prepayment penalties of approximately $48,000 and $89,000 during fiscal years 2010 and 2009, respectively, as loss on early termination of debt.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2010 and 2009, we recognized income of approximately $14.6 million and $6.0 million, respectively from our equity investments in Big River, Patriot and NuGen. Big River has a 92 million gallon plant which has been in operation since 2004. Big River opened an additional 100 million gallon plant during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a 100 million gallon plant in August 2009. Patriot has an ethanol facility with a nameplate capacity of 100 million gallons which has been in operation since the second quarter of fiscal year 2008. Effective July 1, 2010, we acquired a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons.

Income from Big River was approximately $5.4 million and $2.5 million in fiscal years 2010 and 2009, respectively. Although our proportionate 10% share of income from Big River has been consistent over the prior two years, Big River benefited in the current year from a full year of production at its Big River Galva and Big River United Energy facilities during fiscal year 2010.

We recorded income of approximately $5.2 million and $3.5 million from Patriot in fiscal years 2010 and 2009, respectively. Patriot experienced a decline in interest expense of approximately $2.2 million, as its term debt is variable rate debt, and interest rates declined in fiscal year 2010. Patriot also recognized a gain on the early extinguishment of debt of approximately $1.9 million.

We recognized approximately $4.0 million of income from NuGen in the current year. This was the first year we reported income from NuGen given that the acquisition of our interest in NuGen was effective July 1, 2010.

Overall, we expect the trends in crush spread margins described in the “Overview” section to be generally consistent with the operating experience of Big River, Patriot and NuGen as their results are dependent on the same key drivers (corn and natural gas pricing as well ethanol pricing, all of which are commodities).

Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River, Patriot and NuGen being similar to the fiscal year 2010 results.

Other Income – During fiscal year 2009, Levelland Hockley received notification from the United States Department of Agriculture that they had been approved to receive funds under the Advanced Biofuel Producer Program. As a result, approximately $0.3 million was recognized as other income during fiscal year 2010. We recognized approximately $0.5 million of other income from this grant during fiscal year 2009.

During fiscal year 2009, Levelland Hockley entered into an agreement to settle litigation and received $1.5 million as a condition of the settlement. Of the proceeds received, approximately $0.3 million was recognized as other income during fiscal year 2009.

We do not expect other income to be significant in future periods.

Losses on Derivative Financial Instruments – We recognized losses of approximately $2.1 million and $2.5 million during fiscal years 2010 and 2009, respectively, related to forward interest rate swaps that Levelland Hockley and One Earth entered into during fiscal year 2007. During fiscal year 2010, Levelland Hockley’s loss was insignificant and One Earth’s loss was $2.1 million. Levelland Hockley’s swap expired in April 2010 while One Earth’s swaps expire in July 2011 and July 2014. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. As interest rates declined during fiscal years 2010 and 2009, we incurred large losses on the interest rate swaps. Should interest rates continue to decline, we would expect to experience continued losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

Income Taxes – Our effective tax rate was 30.8% and 31.1% for fiscal years 2010 and 2009, respectively. Our effective rate is impacted by the non controlling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and non controlling interests. However, we only provide an income tax provision or benefit for our portion of subsidiaries’ income or loss with a non controlling interest.

Income from Continuing Operations Including Noncontrolling Interests – As a result of the foregoing, income from continuing operations including noncontrolling interests was $6.8 million for fiscal year 2010 versus $10.0 million for fiscal year 2009.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of taxes, of $1.8 million in fiscal year 2010 compared to $1.4 million in fiscal year 2009. Ten properties classified as discontinued operations were sold during fiscal year 2010, resulting in a gain, net of taxes, of $0.2 million. We sold or disposed of five former retail store locations classified as discontinued operations in fiscal year 2009; as a result, we had a gain from disposal of discontinued operations, net of taxes, of $1.2 million in fiscal year 2009. We expect income from discontinued operations to decline in future periods as our extended service plan activities wind down.

Noncontrolling Interests– Income or (loss) related to noncontrolling interests was $3.7 million and $3.9 million during fiscal years 2010 and 2009, respectively, and represents the owners’ (other than us) share of the income or loss of Levelland Hockley and One Earth. Noncontrolling interests of Levelland Hockley and One Earth was $(3.2) million and $6.9 million, respectively during fiscal year 2010 and $1.4 million and $2.5 million, respectively during fiscal year 2009.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was $5.1 million for fiscal year 2010 compared to $8.7 million for fiscal year 2009.

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

The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 18, our chief operating decision maker (as defined by Accounting Standards Codification (“ASC”) 280 “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions. Amounts in the corporate category below include business activities that are not separately reportable and income from synthetic fuel investments.

(amounts in thousands):

	Years Ended January 31,

	2011	2010	2009

Net sales and revenues:
Alternative energy	$300,389	$169,175	$68,223
Real estate	1,285	913	364

Total net sales and revenues	$301,674	$170,088	$68,587

Segment gross profit (loss):
Alternative energy	$31,173	$21,923	$807
Real estate	(799)	(1,215)	228

Total gross profit	$30,374	$20,708	$1,035

Segment profit (loss):
Alternative energy segment	$13,403	$17,811	$(8,992)
Real estate	(1,022)	(1,398)	228
Corporate expenses	(2,724)	(1,870)	(2,020)
Interest expense	(240)	(358)	(428)
Interest income	372	263	1,788
Income from synthetic fuel investments	—	—	691

Income (loss) from continuing operations before income taxes and noncontrolling interests	$9,789	$14,448	$(8,733)

Alternative Energy

The alternative energy segment includes the consolidated financial results of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income or loss related to those investments and certain administrative expenses. One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009. Effective January 31, 2011, we sold a portion of our ownership interest in Levelland Hockley. As a result, we no longer have a controlling financial interest in Levelland Hockley, and therefore, we deconsolidated Levelland Hockley effective January 31, 2011 and we will use the equity method of accounting on a prospective basis. The results of Levelland Hockley are consolidated in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows during fiscal years 2010, 2009 and 2008. However, the assets, liabilities and equity of Levelland Hockley are deconsolidated in the accompanying Consolidated Balance Sheet as of January 31, 2011.

The following table summarizes sales from Levelland Hockley and One Earth by product group (amounts in thousands):

	Years Ended January 31,
	2011	2010

Ethanol	$250,818	$140,443
Dried distiller grains	41,625	20,223
Wet distiller grains	7,514	7,953
Other	432	556

Total	$300,389	$169,175

The following table summarizes selected operating data from Levelland Hockley and One Earth:

	Years Ended January 31,
	2011	2010

Average selling price per gallon of ethanol	$1.81	$1.68
Average selling price per ton of dried distiller grains	$126.25	$112.29
Average selling price per ton of wet distiller grains	$35.08	$41.53
Average cost per bushel of grain	$4.10	$3.58
Average cost of natural gas (per mmbtu)	$4.80	$4.28

Net sales and revenue for the current year increased approximately $131.2 million over the prior year to approximately $300.4 million, primarily as a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. Ethanol sales increased from approximately $140.4 million in the prior year to approximately $250.8 million in the current year. The average selling price per gallon of ethanol increased from $1.68 in the prior year to $1.81 in the current year. Our ethanol sales were based upon approximately 138.3 million gallons in the current year compared to approximately 83.6 million gallons in the prior year. Dried distiller grains sales increased from approximately $20.2 million in the prior year to approximately $41.6 million in the current year. The average selling price per ton of dried distiller grains increased from $112.29 in the prior year to $126.25 in the current year. Our dried distiller grains sales were based upon approximately 327,000 tons in the current year compared to approximately 180,000 tons in the prior year. Wet distiller grains sales decreased from approximately $8.0 million in the prior year to approximately $7.5 million in the current year. The average selling price per ton of wet distiller grains decreased from $41.53 in the prior year to $35.08 in the current year. Our wet distiller grains sales were based upon approximately 214,000 tons in the current year compared to approximately 192,000 tons in the prior year.

We expect that sales in future periods will be based upon the following (One Earth Energy only):

Product	Annual Sales Quantity

Ethanol	100 million to 115 million gallons
Dried distiller grains	300,000 to 320,000 tons
Wet distiller grains	5,000 to 10,000 tons

This expectation assumes that One Earth will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized. This expectation also assumes that we will not consolidate any other ethanol plants.

Gross profit from alternative energy segment sales was approximately $31.2 million during the current year compared to approximately $21.9 million during the prior year. Gross profit improved primarily because of the volume increases in ethanol and distillers grains sold discussed above which was offset slightly by a less favorable spread between ethanol and grain prices in the current year compared to the prior year. Grain accounted for approximately 76.8% ($206.9 million) of our cost of sales during the current year compared to 74.4% ($109.6 million) during the prior year. Natural gas accounted for approximately 7.0% ($19.0 million) of our cost of sales during the current year compared to 7.1% ($10.4 million) during the prior year. Given the inherent volatility in ethanol and grain prices, we cannot predict the trend of the spread between ethanol and grain prices in future periods compared to historical periods.

We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Approximately 1% of our forecasted ethanol and distillers grain production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of ethanol from the current pricing would result in a decrease in revenues of approximately $23.9 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of corn from current pricing would result in an increase in cost of goods of approximately $21.6 million.

Selling, general and administrative expenses were approximately $6.8 million in fiscal year 2010, a $2.7 million increase from approximately $4.1 million in fiscal year 2009. We recognized higher selling expenses of approximately $1.5 million at One Earth as One Earth was in production for the full year in fiscal year 2010. We also recognized a charge of approximately $0.7 million related to adjusting the estimated fair value of the contingent consideration liability associated with the NuGen acquisition. We expect selling, general and administrative expenses in future periods to remain consistent with comparable historical periods.

Interest expense increased approximately $0.9 million in the current year over the prior year to approximately $5.4 million, as we no longer capitalize interest on the One Earth credit facility subsequent to the completion of construction and commencement of operations at the plant. In addition, One Earth borrowed approximately $49.0 million during fiscal year 2009; the resulting higher outstanding debt amount also contributed to the increase in interest expense. Based on current interest rates, we expect interest expense to be in the range of $2.0 million to $2.5 million in fiscal year 2011 based on current debt levels and that we do not anticipate capitalizing significant amounts of interest now that all facilities are in operation.

Income from equity method investments in Big River, Patriot and NuGen increased from approximately $6.0 million in the prior year to approximately $14.6 million in the current year.

We recognized approximately $5.4 million of income from Big River in fiscal year 2010 which is approximately $2.9 million above the prior year amount of approximately $2.5 million. Big River benefited in the current year from a full year of production at its Big River Galva and Big River United Energy facilities during fiscal year 2010.

We recognized approximately $5.2 million of income from Patriot in fiscal year 2010, which is approximately $1.7 million higher than the approximately $3.5 million in the prior year. Patriot experienced a decline in interest expense of approximately $2.2 million, as its term debt is variable rate debt, and interest rates declined in fiscal year 2010. Patriot also recognized a gain on the early extinguishment of debt of approximately $1.9 million.

We recognized approximately $4.0 million of income from NuGen in the current year. This was the first year we reported income from NuGen given that the acquisition of our interest in NuGen was effective July 1, 2010.

Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

Losses on derivative financial instruments held by One Earth and Levelland were approximately $2.1 million in the current year compared to approximately $2.5 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

As a result of the factors discussed above, segment profit decreased to $13.4 million in the current year from $17.8 million in the prior year.

Real Estate

The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2011, we had lease agreements, as landlord, for all or parts of eight owned former retail stores (88,000 square feet leased and 10,000 square feet vacant). We have 22 owned former retail stores (281,000 square feet), that are vacant at January 31, 2011. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (266,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (190,000 square feet).

Net sales and revenue for the current year increased approximately $0.4 million over the prior year to approximately $1.3 million. The increase in revenue is primarily a result of a lease for a portion of a distribution center that was executed during the fourth quarter of fiscal year 2009. Gross loss from this segment was approximately $0.8 million during the current year compared to approximately $1.2 million during the prior year. Gross loss improved as a result of the increase in revenue discussed above. We expect lease revenue in fiscal year 2011 to be consistent with fiscal year 2010 based upon leases currently executed.

Selling, general and administrative expenses were approximately $229,000 in fiscal year 2010, consistent with the $183,000 in fiscal year 2009. We expect selling, general and administrative expenses in future periods to remain consistent with comparable historical periods.

As a result of the factors discussed above, segment loss was approximately $1.0 million in the current year compared to approximately $1.4 million in the prior year. Excluding any property sales that may occur in fiscal year 2011, we expect to generate another segment loss in fiscal year 2011 based upon the current number of vacant properties.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the alternative energy or real estate segments and income from synthetic fuel investments.

Selling, general and administrative expenses were approximately $2.7 million in the current year compared to approximately $1.9 million in the prior year. Professional fees increased approximately $0.3 million over the prior year. The remainder of the fluctuation results from increases in most general and administrative categories. We expect selling, general and administrative expenses in future periods to be consistent with current year levels.

Interest expense of approximately $0.2 million in the current year is consistent with prior year expense.

Interest income of approximately $0.4 million in the current year is consistent with prior year income.

Comparison of Fiscal Years Ended January 31, 2010 and 2009

Net Sales and Revenue – Net sales and revenue in fiscal year 2009 were approximately $170.1 million, a $101.5 million increase from approximately $68.6 million in fiscal year 2008. Net sales and revenue do not include sales from retail and real estate operations classified in discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of approximately $101.0 million. Net sales and revenue from our real estate segment of approximately $913,000 were consistent with the prior year amount of approximately $364,000.

Gross Profit – Gross profit was approximately $20.7 million in fiscal year 2009 versus approximately $1.0 million for fiscal year 2008. This represents an increase of approximately $19.7 million. Gross profit for fiscal year 2009 increased by approximately $21.1 million over the prior year as a result of operations in the alternative energy segment. Our real estate segment had gross loss for fiscal year 2009 of approximately $1.2 million compared to gross profit of approximately $0.2 million in the prior year.

Selling, General and Administrative Expenses– Selling, general and administrative expenses for fiscal year 2009 were approximately $6.2 million, consistent with the approximately $6.4 million for fiscal year 2008.

Interest Income – Interest income decreased to approximately $0.4 million for fiscal year 2009 from approximately $2.0 million for fiscal year 2008. The decline generally results from lower yields earned on our excess cash in the current year compared to the prior year. The lower yields are a result of the overall macroeconomic environment and not a result of a shift to investments with less risk.

Interest Expense – Interest expense increased to approximately $4.7 million for fiscal year 2009 from approximately $3.2 million for fiscal year 2008. The increase in interest expense was primarily attributable to the alternative energy segment as we had higher amounts of average debt outstanding upon the completion of One Earth’s ethanol plant.

Loss on Early Termination of Debt –During fiscal year 2009, we completed the early payoff of approximately $8.0 million of mortgage debt prior to maturity. As a result, we expensed certain unamortized financing costs and prepayment penalties of approximately $89,000 as loss on early termination of debt.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2009 and 2008, we recognized income of approximately $6.0 million and approximately $0.8 million, respectively from our equity investments in Big River and Patriot. Big River operates an ethanol facility with a nameplate capacity of 92 million gallons. Patriot completed construction of its ethanol facility with a nameplate capacity of 100 million gallons during the second quarter of fiscal year 2008. Income from Big River was approximately $2.5 million and approximately $2.4 million in fiscal years 2009 and 2008, respectively. We recorded income of approximately $3.5 million and a loss of approximately $1.5 million from Patriot in fiscal years 2009 and 2008, respectively. Patriot benefited in fiscal year 2009 from a full year of production and favorable crush spreads, particularly during the latter half of calendar year 2009.

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

Other Income – During fiscal year 2009, Levelland Hockley entered into an agreement to settle litigation and received $1.5 million as a condition of the settlement. Of the proceeds received, approximately $0.3 million was recognized as other income during fiscal year 2009.

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

Income Taxes– Our effective tax rate was a provision of 31.1% and a benefit of 31.1% for fiscal years 2009 and 2008, respectively. Our effective tax rate was lower than the statutory rate in fiscal years 2009 and 2008, as the noncontrolling interests in the income or loss of consolidated subsidiaries is presented in the statement of operations after income tax benefit or provision.

Loss/Income from Continuing Operations Including Noncontrolling Interests– As a result of the foregoing, income from continuing operations including noncontrolling interests was approximately $10.0 million for fiscal year 2009 versus a loss of approximately $6.0 million for fiscal year 2008.

Discontinued Operations –During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified them as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of tax benefit, of approximately $1.4 million in fiscal year 2009 compared to a loss of approximately

$2.2 million in fiscal year 2008. We sold or abandoned five properties classified as discontinued operations in fiscal year 2009 compared to selling 6 properties in fiscal year 2008. As a result, we had a gain from disposal of discontinued operations, net of a tax provision, of approximately $1.2 million in fiscal year 2009 compared to approximately $1.8 million in fiscal year 2008.

Noncontrolling Interests – (Income) loss related to noncontrolling interests of approximately $(3.9) million and approximately $3.2 million for fiscal years 2009 and 2008, respectively, represents the owners’ (other than us) share of the income or loss of Levelland Hockley and One Earth. Noncontrolling interests of Levelland Hockley and One Earth was approximately $(1.4) million and approximately $(2.5) million, respectively during fiscal year 2009 and approximately $2.4 million and approximately $0.8 million, respectively during fiscal year 2008.

Net Loss/Income Attributable to REX Common Shareholders– As a result of the foregoing, net income attributable to REX common shareholders was approximately $8.7 million for fiscal year 2009 versus net loss of approximately $3.3 million for fiscal year 2008.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other.

Alternative Energy

The alternative energy segment includes the consolidated financial statements of Levelland Hockley and One Earth, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses. Fiscal year 2008 was the first year that this segment had sales as Levelland Hockley commenced production operations during the second quarter of fiscal year 2008. One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009.

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

Net sales and revenue for the current year increased by $101.0 million over the prior year to $169.2 million, primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. The average selling price per gallon of ethanol declined from $2.14 in the prior year to $1.68 in the current year. Our sales were based upon 83.6 million gallons of ethanol in the current year compared to 26.2 million gallons in the prior year.

Gross profit from these sales was approximately $21.9 million during fiscal year 2009 compared to approximately $0.8 million during the fiscal year 2008. Gross profit improved primarily as a result of One Earth beginning operations in fiscal year 2009. The crush spread realized improved during the third and fourth quarters of fiscal year 2009, which is when One Earth began operations.

Selling, general and administrative expenses were approximately $4.1 million in fiscal year 2009, a $0.2 million decrease from approximately $4.3 million in fiscal year 2008. We incurred a non cash impairment charge of $1.3 million in fiscal year 2008 related to the write off of goodwill associated with Levelland Hockley. We also incurred approximately $0.7 million in increased expenses during fiscal year 2009 related to the start of operations at One Earth.

Interest expense increased approximately $1.7 million in fiscal year 2009 compared to fiscal year 2008 to approximately $4.5 million, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant. In addition, One Earth borrowed approximately $49.0 million during fiscal year 2009; the resulting higher outstanding debt amount also contributed to the increase in interest expense.

Other income increased approximately $0.8 million in fiscal year 2009 compared to fiscal year 2008. The increase is a result of Levelland Hockley recognizing a legal settlement of approximately $0.3 million and grant income of approximately $0.5 million in fiscal year 2009.

Income from equity method investments in Big River and Patriot increased from approximately $0.8 million in fiscal year 2008 to approximately $6.0 million in fiscal year 2009. We recognized approximately $2.5 million of income from our investment in Big River in fiscal year 2009 which is consistent with the fiscal year 2008 amount of approximately $2.4 million. We recognized approximately $3.5 million of income from our investment in Patriot in fiscal year 2009, which is approximately $5.0 million higher than the loss of approximately $1.5 million in fiscal year 2008. The fluctuation related to income from Patriot is primarily a result of the start up of production in fiscal year 2008. Patriot was in production for approximately four months during fiscal year 2008.

Losses on derivative financial instruments held by One Earth and Levelland were $2.5 million in fiscal year 2009 compared to $3.8 million in fiscal year 2008.

As a result of the factors discussed above, segment profit increased to approximately $17.8 million in fiscal year 2009 from a loss of approximately $9.0 million in fiscal year 2008.

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

Net sales and revenue for fiscal year 2009 of approximately $0.9 million increased approximately $0.5 million over the fiscal year 2008 amount of approximately $0.4 million. The increase in revenue is primarily a result of 15 properties leased to Appliance Direct for a portion of fiscal year 2009.

Gross loss from this segment was approximately $1.2 million during fiscal year 2009 compared to gross profit of approximately $0.2 million during fiscal year 2008. Gross loss increased as a result of the higher levels of vacant properties.

Selling, general and administrative expenses were approximately $183,000 in fiscal year 2009, consistent with the approximately $289,000 in fiscal year 2008.

As a result of the factors discussed above, segment loss increased to a loss of approximately $1.4 million in fiscal year 2009 from segment profit of approximately $0.2 million in fiscal year 2008.

Corporate and Other

There was no income from synthetic fuel investments in fiscal year 2009, compared to approximately $0.7 million in fiscal year 2008. The income recognized in fiscal year 2008 represents the estimated final settlements related to Colona and Somerset as all synthetic fuel production ceased during fiscal year 2007. We do not expect additional income or loss from the Colona and Somerset partnership sales.

Selling, general and administrative expenses were approximately $1.9 million in fiscal year 2009, consistent with the approximately $2.0 million of expenses in fiscal year 2008.

Interest expense of approximately $0.4 million in fiscal year 2009 is consistent with the expense in fiscal year 2008.

Interest income was approximately $0.3 million in fiscal year 2009 compared to approximately $1.8 million in fiscal year 2008. The decrease generally results from lower yields earned on our excess cash. The lower yields are a result of the overall macroeconomic environment and not a result of shift to investments with less risk.

Liquidity and Capital Resources

Our primary sources of financing have been income from operations, sales of real estate and debt financing. Our primary uses of cash have been equity and debt investments in ethanol entities, construction of ethanol plants, long term debt repayments and stock repurchases.

Outlook–Our cash balance of approximately $91.0 million includes approximately $18.4 million held by One Earth. Pursuant to its debt agreement, One Earth is limited with respect to paying dividends. Thus, we expect that One Earth will use a majority of its cash for working capital needs. All of our ethanol investments have significant amounts of long term debt and we expect these organizations to limit the payment of dividends based upon working capital needs, debt service requirements and the requirements of their respective loan agreements.

We continue to investigate investment opportunities in various companies and industries. Other possible uses of our excess cash are to pay down long term mortgage debt and repurchase our common stock. In general, we will pay down long term debt when the interest rate environment is unfavorable as it relates to the type of debt (fixed rate versus variable rate) and if the specific debt does not contain significant prepayment penalties. Such pay downs are carried out at levels that do not impede on other cash requirements we may have, such as investments in prospective entities we are investigating. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. Such purchases are carried out at levels that do not impede on other cash requirements we may have, such as prospective investments in entities we are investigating. Historically, we have not incurred additional borrowings under our debt agreements to fund repurchases of our common stock. We also plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

During the first quarter of fiscal year 2011, we are expecting our financial performance from our ethanol plants to decline compared to the fourth quarter of fiscal year 2010 (excluding the impairment charges and loss on deconsolidation related to Levelland Hockley) as the crush spread has decreased from 2010 levels. The near month crush spread (determined by information on CBOT) averaged approximately $0.02 per gallon of ethanol during the first quarter of fiscal year 2011 compared to approximately $0.29 per gallon of ethanol during calendar year 2010. However, this trend has been partially offset by increases in the selling price of distillers grains.

Operating Activities – Net cash provided by operating activities was approximately $27.9 million for fiscal year 2010 compared to $11.0 million in fiscal year 2009. For fiscal year 2010, operating cash flow was provided by net income of approximately $8.7 million including the impact of Levelland Hockley related impairment charges and the loss on deconsolidation of approximately $16.1 million, real estate impairment charges of approximately $1.0 million and non-cash items of approximately $(0.9) million, which consist of deferred income, the deferred income tax provision, gain on disposal of real estate and property and equipment, income from ethanol investments, and depreciation and amortization. Cash was provided by dividends received from our equity method investees (as returns on investment) of approximately $5.0 million, primarily a result of increased profitability at these entities. Additionally, cash was provided by a refund on income taxes of approximately $4.3 million resulting from net operating losses carried back to prior years. Accounts receivable increased approximately $2.5 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth. Prepaid expense and other assets increased approximately $1.1 million, primarily as a result of an increase in property taxes receivable that One Earth pays and then receives a partial rebate from various taxing authorities in connection with a tax increment financing district. Other liabilities decreased approximately $1.7 million, primarily a result of payments we made related to our contingent consideration liability associated with the NuGen acquisition.

Other long term assets increased approximately $0.9 million, primarily a result of an increase in property taxes receivable that One Earth pays and then receives a partial rebate from various taxing authorities in connection with a tax increment financing district and an increase in various deposits One Earth is required to maintain with utility vendors.

Net cash provided by operating activities was approximately $11.0 million for fiscal year 2009. For fiscal year 2009, operating cash flow was provided by net income of approximately $12.6 million adjusted for the impact of impairment charges of $1.5 million and non-cash items of $(0.9) million, which consist of deferred income, the deferred income tax provision, gain on disposal of real estate and property and equipment, income from ethanol investments, and depreciation and amortization. Cash was provided by a decrease in inventory of approximately $15.7 million, primarily due to our exit of the retail business. Additionally, cash was provided by a decrease in other assets of approximately $1.9 million, primarily a result of prepaid commissions related to extended service contracts decreasing, reflecting our lower sales of this service. Accounts payable decreased approximately $8.5 million, primarily a result of our exit of the retail business. Income taxes refundable increased approximately $4.9 million as a result of an income tax loss carryback created during fiscal year 2009. Other liabilities decreased approximately $2.1 million, as accruals for costs associated with our exit of the retail business were paid in fiscal year 2009. Accounts receivable increased approximately $4.9 million; this was primarily a result of One Earth commencing production operations in fiscal year 2009.

Investing Activities – Net cash used in investing activities was approximately $5.8 million for fiscal year 2010 compared to approximately $30.7 million for fiscal year 2009. Capital expenditures in fiscal year 2010 totaled approximately $6.0 million, the majority of which was for the construction of additional corn storage at One Earth’s ethanol plant. We used cash of approximately $9.2 million for our acquisition of NuGen. Cash of approximately $8.0 million was provided by proceeds from the sale of real estate and property and equipment. We received cash of approximately $1.0 million as Patriot repaid the remaining balance on their note payable to us.

Net cash used in investing activities was $30.7 million for fiscal year 2009. Capital expenditures in fiscal year 2009 totaled $35.7 million, the majority of which was for the construction of One Earth’s ethanol plant. Cash of $4.8 million was provided by proceeds from the sale of real estate and property and equipment.

Financing Activities – Net cash used in financing activities was approximately $31.5 million for fiscal year 2010 compared to cash provided of approximately $28.2 million for fiscal year 2009. During fiscal year 2010, repayments of debt totaled approximately $24.8 million. Stock option exercises in fiscal year 2010 generated cash of approximately $1.5 million. During fiscal year 2010, we purchased approximately 0.5 million shares of our common stock for approximately $8.2 million in open market transactions.

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

At January 31, 2011, we had a remaining authorization from our Board of Directors to purchase 468,044 shares of our common stock. We plan to hold all acquired shares in treasury for possible future use.

At January 31, 2011, we had approximately $81.0 million of debt outstanding at a weighted average interest rate of 3.38%, with maturities from August 2011 to November 2015. During fiscal year 2010, we paid off approximately $24.8 million of long-term mortgage debt from scheduled repayments and early payoffs.

During fiscal year 2009, we paid off approximately $20.4 million of long-term mortgage debt from scheduled repayments and early payoffs.

One Earth Subsidiary Level Debt

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009. The term loan bears interest at variable interest rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.1% to 3.3% at January 31, 2011). Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries.

Borrowings are secured by all property of One Earth. As of January 31, 2011, approximately $78.7 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at January 31, 2011. One Earth paid approximately $1,364,000 in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2011, our proportionate share of restricted assets related to One Earth was approximately $59.8 million. One Earth’s restricted assets total approximately $81.2 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth has no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2011. One Earth also has access to a secondary line of credit of up to $10,000,000 with First National Bank of Omaha, established as part of the original $100,000,000 term loan and made accessible as a revolving line of credit as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis. At January 31, 2011 and 2010, One Earth had $8,750,000 and $10,000,000, respectively, on the secondary line of credit available on this revolving line of credit. One Earth does not have any borrowings on the secondary line of credit at January 31, 2011 or 2010.

One Earth has issued letters of credit that total approximately $0.3 million at January 31, 2011.

On a consolidated basis, approximately 45.8% of our net assets (including equity method investees) are restricted as of January 31, 2011. Including only our consolidated subsidiaries, approximately 24.4% of our net assets are restricted as of January 31, 2011.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, long term debt and interest rate management.

The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2011 (amounts in thousands):

	Payment due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Lease obligations	$172	$172	$—	$—	$—
Long-term debt obligations	80,987	10,014	22,835	48,138	—
Interest on variable rate debt (a)	8,049	2,549	4,239	1,261	—
Interest on fixed rate debt	366	129	180	57	—
Other (b)	4,298	1,186	3,112	—	—

Total (c)	$93,872	$14,050	$30,366	$49,456	$—

(a)	The interest rates effective as of January 31, 2011 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(b)	Amounts represent primarily payment due for rail car usage contracts at One Earth Energy.

(c)

We are not able to determine the likely settlement period for uncertain tax positions, accordingly approximately $3.0 million of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement period, if any, for interest rate swaps, accordingly approximately $5.5 million of liabilities for derivative financial instruments have been excluded from the table above.

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

Revenue Recognition – We recognize sales from ethanol and distillers grains when title transfers to customers, upon shipment from our plant. Shipping and handling charges to ethanol customers are included in net sales and revenue.

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

Investments –The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which we are the primary beneficiary. The evaluation of consolidation under ASC 810 “Consolidation” is complex and requires judgments to be made. We consolidated the results of two majority owned subsidiaries, Levelland Hockley and One Earth, on a one month lag during fiscal year 2010. As a result of losing control of Levelland Hockley at the end of fiscal year 2010, we deconsolidated the subsidiary’s balance sheet and will apply the equity method of accounting prospectively. Investments in businesses that we do not control, or maintain a majority voting interest or maintain a primary beneficial interest, but for which we have the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

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

Inventory Reserves – Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide an inventory reserve, which is treated as a permanent write down of inventory, for inventory items that have a cost greater than net realizable value. No inventory reserve was recorded at January 31, 2011 and approximately $0.6 million was recorded at January 31, 2010. Fluctuations in the inventory reserve generally relate to the levels and composition of such inventory at a given point in time. Assumptions we use to estimate the necessary reserve have not significantly changed over the last three fiscal years other than we no longer provide a reserve for obsolete retail inventory as this inventory was liquidated during fiscal year 2009. The assumptions we currently use include our estimates of the selling prices of ethanol and distillers grains.

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

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards and other deferred tax assets. We determined that it is more likely than not that we will be able to generate sufficient taxable income in future years to allow for the full utilization of the federal AMT credit carryforward and other deferred tax assets other than those reserved. In determining the need for a valuation allowance, we have assumed that our ethanol plants and real estate assets will begin generating taxable income by fiscal year 2012. We are projecting that the operations of One Earth that began in fiscal year 2009 will continue to be profitable. We are assuming that we will be relatively successful in our real estate marketing efforts. In addition, we have considered the fact that our AMT credit carryforward has an indefinite life. In general, we have used approximately $14.0 million as the assumed average of future years’ pre-tax income. We believe our assumed target level of earnings is reasonable based upon expectations of real estate rental income and ethanol plant operating income. In addition, we considered other positive factors in our assessment. Although during fiscal years 2008, 2009 and 2010 we realized a taxable loss, historically, we have generated cumulative profitability over the past several years and expect to begin producing taxable income by fiscal year 2012 through our ethanol and real estate operations. Furthermore, the taxable loss is attributable, in large part, to accelerated depreciation deductions for income tax purposes. Such deductions are not expected to continue at levels we have seen in the last three years. In addition, we have significant financial resources to deploy in future income producing activities.

The valuation allowance was approximately $1.2 million and approximately $0.6 million at January 31, 2011 and January 31, 2010, respectively. Should estimates of future income differ significantly from our prior estimates, we could be required to make a material change to our deferred tax valuation allowance. The primary assumption used to estimate the valuation allowance has been estimates of future state taxable income. Such estimates can have material variations from year to year based upon expected levels of income from our ethanol plants, leasing income and gains on real estate sales. Factors that could negatively affect future taxable income include adverse changes in the commercial real estate market and the ethanol crush spread. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

We adopted the provisions of ASC 740-10-25-5 for uncertain tax positions on February 1, 2007. As a result of the adoption of this accounting standard, we recorded a $0.3 million decrease to retained earnings. As of January 31, 2011, total unrecognized tax benefits were approximately $2.7 million, and accrued penalties and interest were approximately $0.2 million. If we were to prevail on all unrecognized tax benefits recorded, approximately $0.1 million of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

Recoverability of Long-Lived Assets – Given the nature of our business, each income producing property must be evaluated separately when events and circumstances indicate that the value of that asset may not be recoverable. We recognize an impairment loss when the fair value of the asset is less than its carrying amount. We generally use expected future cash flows on a discounted basis and appraisals of specific properties to estimate fair value. Changes in the real estate market for particular locations could result in changes to our estimates of the property’s value upon disposal. In addition, changes in expected future cash flows from our ethanol plants could result in additional impairment charges. Any adverse change in the spread between ethanol and grain prices could result in additional impairment charges.

Costs Associated with Exit Activities and Restructuring Costs– Restructuring charges included severance and associated employee termination costs, lease termination fees and other costs associated with the exit of our retail business. We recorded severance and associated employee termination costs pursuant to ASC 712, ASC 715 and ASC 420. ASC 420 requires that lease termination fees, net of expected sublease rental income, be recorded once the leased facility is no longer actively used in a revenue producing manner. Future changes to our estimates of employee layoffs or leased stores abandoned are unlikely to have a material impact on our restructuring accrual.

At January 31, 2011, we have an accrual of approximately $0.1 million for costs related to restructuring.

New Accounting Pronouncements

Effective February 1, 2011, we will be required to adopt the second phase of the amended guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, which will require us to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities. The adoption of this amended guidance will require expanded disclosure in the consolidated financial statements but will not impact financial results.

There were no other new accounting standards issued during fiscal year 2010 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $79 million in variable-rate debt as of January 31, 2011. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 to 400 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would affect our interest cost on such debt by approximately $0.3 million per year in the aggregate.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha during fiscal years 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at January 31, 2011 would change the fair value of the interest rate swaps by approximately $0.6 million.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. One Earth has purchase commitments for approximately 4.9 million bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the corn by April 2011. One Earth has sales commitments for approximately 6.3 million gallons of ethanol and 29,200 tons of distillers grains. One Earth expects to deliver the ethanol and distillers grains by April 2011. Approximately 1% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $23.9 million for the remaining 99% of forecasted ethanol production. Similarly, approximately 1% of our estimated corn usage for the next 12 month was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn for current pricing would result in an increase in annual cost of goods sold of approximately $21.6 million for the remaining 99% of forecasted corn usage.

Item 8. Financial Statements and Supplementary Data
REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	January 31,

	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,019	$100,398
Accounts receivable-net	9,619	9,123
Inventory- net	7,819	8,698
Refundable income taxes	8,503	12,813
Prepaid expenses and other	3,055	2,691
Deferred taxes-net	5,834	6,375

Total current assets	125,849	140,098
Property and equipment-net	169,811	246,874
Other assets	5,907	8,880
Deferred taxes-net	5,206	8,468
Equity method investments	67,349	44,071
Investments in debt instruments	—	1,014
Restricted investments and deposits	1,600	2,100

TOTAL ASSETS	$375,722	$451,505

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in Thousands)

	January 31,

	2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt and capital lease obligations – alternative energy	$9,672	$12,935
Current portion of long term debt – other	342	371
Accounts payable –trade	2,557	6,976
Deferred income	3,982	7,818
Accrued restructuring charges	146	511
Accrued real estate taxes	2,393	2,968
Derivative financial instruments	1,835	1,829
Other current liabilities	3,640	5,442

Total current liabilities	24,567	38,850

LONG TERM LIABILITIES:
Long term debt and capital lease obligations – alternative energy	69,049	124,093
Long term debt – other	1,924	2,596
Deferred income	2,416	6,396
Derivative financial instruments	3,688	4,055
Other long term liabilities	4,114	419

Total long term liabilities	81,191	137,559

COMMITMENTS AND CONTINGENCIES
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	142,293	141,698
Retained earnings	296,053	290,984
Treasury stock, 20,461 and 20,045 shares	(193,713)	(186,407)
Accumulated other comprehensive income, net of tax	—	49

Total REX shareholders’ equity	244,932	246,623
Noncontrolling interests	25,032	28,473

Total equity	269,964	275,096

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$375,722	$451,505

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,

	2011	2010	2009

Net sales and revenue	$301,674	$170,088	$68,587
Cost of sales	271,300	149,380	67,552

Gross profit	30,374	20,708	1,035
Selling, general and administrative expenses	(9,719)	(6,163)	(6,363)
Impairment charges and loss on deconsolidation	(18,424)	—	—
Interest income	447	445	2,044
Interest expense	(5,593)	(4,741)	(3,183)
Loss on early termination of debt	(48)	(89)	(9)
Equity in income of unconsolidated ethanol affiliates	14,558	6,027	849
Income from synthetic fuel investments	—	—	691
Other income	310	748	—
Losses on derivative financial instruments	(2,116)	(2,487)	(3,797)

Income (loss) from continuing operations before income taxes and noncontrolling interests	9,789	14,448	(8,733)
(Provision) benefit for income taxes	(3,019)	(4,497)	2,716

Income (loss) from continuing operations including noncontrolling interests	6,770	9,951	(6,017)
Income (loss) from discontinued operations, net of tax	1,800	1,389	(2,241)
Gain on disposal of discontinued operations, net of tax	172	1,212	1,805

Net income (loss) including noncontrolling interests	8,742	12,552	(6,453)
Net (income) loss attributable to noncontrolling interests	(3,673)	(3,900)	3,156

Net income (loss) attributable to REX common shareholders	$5,069	$8,652	$(3,297)

Weighted average shares outstanding – basic	9,651	9,254	10,170

Basic income (loss) per share from continuing operations attributable to REX common shareholders	$0.32	$0.65	$(0.28)
Basic income (loss) per share from discontinued operations attributable to REX common shareholders	0.19	0.15	(0.22)
Basic income per share on disposal of discontinued operations attributable to REX	0.02	0.13	0.18

Basic net income (loss) per share attributable to REX common shareholders	$0.53	$0.93	$(0.32)

Weighted average shares outstanding – diluted	9,825	9,551	10,170

Diluted income (loss) per share from continuing operations attributable to REX common shareholders	$0.32	$0.63	$(0.28)
Diluted income (loss) per share from discontinued operations attributable to REX common shareholders	0.18	0.15	(0.22)
Diluted gain per share on disposal of discontinued operations attributable to REX common shareholders	0.02	0.13	0.18

Diluted net income (loss) per share attributable to REX common shareholders	$0.52	$0.91	$(0.32)

Amounts attributable to REX common shareholders:
Income (loss) from continuing operations, net of tax	$3,097	$6,051	$(2,861)
Income (loss) from discontinued operations, net of tax	1,972	2,601	(436)

Net income (loss)	$5,069	$8,652	$(3,297)

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

(Amounts in Thousands)

	REX Shareholders

	Common Shares						Accumulated Other Comprehensive Income
	Issued		Treasury		Paid-in Capital	Retained Earnings		Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2008	29,813	$298	19,094	$(170,693)	$141,357	$285,629	$—	$27,729	$284,320

Net loss						(3,297)		(3,156)	(6,453)

Treasury stock acquired			1,636	(17,708)					(17,708)

Stock based compensation					1,143				1,143

Stock options and related tax effects	40	1	(259)	2,344	(14)	—	—	—	2,331

Balance at January 31, 2009	29,853	299	20,471	(186,057)	142,486	282,332	—	24,573	263,633

Net income						8,652		3,900	12,552

Treasury stock acquired			1,257	(15,694)					(15,694)

Stock based compensation					234				234

Stock options and related tax effects			(1,683)	15,344	(1,022)				14,322

Unrealized holding gains, net of tax	—	—	—	—	—	—	49	—	49

Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096

Net income						5,069		3,673	8,742

Treasury stock acquired			515	(8,229)					(8,229)

Reclassification adjustment for net gains included in net income, net of tax							(49)		(49)

Deconsolidation of subsidiary								(7,114)	(7,114)

Stock options and related tax effects	—	—	(99)	923	595	—	—	—	1,518

Balance at January 31, 2011	29,853	$299	20,461	$(193,713)	$142,293	$296,053	$—	$25,032	$269,964

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended January 31,

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$8,742	$12,552	$(6,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,943	10,603	5,061
Impairment charges and loss on deconsolidation, net of cash divested of $2,304	16,120	—	—
Stock based compensation expense	—	234	1,143
Impairment charges on real estate	1,021	1,533	1,961
Income from equity method investments	(14,558)	(6,027)	(849)
Dividends received from equity method investments	4,965	702	900
Income from synthetic fuel investments	—	—	(691)
Derivative financial instruments	(361)	(144)	3,427
Gain on disposal of real estate and property and equipment	(293)	(2,003)	(3,410)
Deferred income	(7,816)	(16,559)	(6,776)
Excess tax benefits from stock option exercises	—	—	(12)
Deferred income tax	3,803	12,958	601
Changes in assets and liabilities, net of deconsolidation:
Accounts receivable	(2,472)	(4,926)	(2,320)
Inventory	(554)	15,676	25,559
Prepaid expenses and other current assets	(1,124)	(1,628)	(93)
Income taxes refundable	4,310	(4,924)	(5,390)
Other long term assets	(898)	3,534	2,481
Accounts payable-trade	761	(8,457)	(8,560)
Other liabilities	(1,668)	(2,146)	(3,656)

Net cash provided by operating activities	27,921	10,978	2,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,033)	(35,652)	(101,271)
Proceeds from sale of synthetic fuel investments	—	—	1,264
Purchase of investments	(9,214)	(25)	(933)
Proceeds of note receivable	965	—	—
Proceeds from sale of real estate and property and equipment	7,986	4,756	9,172
Restricted investments	500	184	197

Net cash used in investing activities	(5,796)	(30,737)	(91,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	—	48,958	75,890
Payments of long term debt	(24,793)	(20,376)	(6,724)
Stock options exercised	1,518	6,038	1,453
Excess tax benefits from stock option exercises	—	—	12
Treasury stock acquired	(8,229)	(6,454)	(17,708)

Net cash (used in) provided by financing activities	(31,504)	28,166	52,923

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,379)	8,407	(35,725)
CASH AND CASH EQUIVALENTS-Beginning of year	100,398	91,991	127,716

CASH AND CASH EQUIVALENTS-End of year	$91,019	$100,398	$91,991

Non cash activities–Accrued capital expenditures	$102	$265	$6,474
Non cash activities–Assets acquired by capital leases	$—	$—	$2,922
Non cash activities-Payable related to plant construction refinanced to long term debt	$—	$9,749	$—

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of Rex American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2011, the Company maintains ownership interests in five ethanol entities and manages a portfolio of real estate located in 15 states. The Company operates in two reportable segments, alternative energy and real estate. The Company completed the exit of its retail business during fiscal year 2009 although it will continue to recognize, in discontinued operations, revenue and expense associated with administering extended service policies.

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

Concentrations of Risk –The Company maintains cash and cash equivalents in accounts with financial institutions which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk on its cash and cash equivalents. During fiscal years 2010 and 2009, two customers accounted for approximately 45% and 64%, respectively of the Company’s net sales and revenue. At January 31, 2011, these customers represented approximately 68% of the Company’s accounts receivable balance.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The market value of inventory is often dependent upon changes in commodity prices. These reserves totaled $0 and $591,000 at January 31, 2011 and 2010, respectively.

The components of inventory at January 31, 2011, and January 31, 2010 are as follows (amounts in thousands):

	2011	2010

Retail merchandise, net	$—	$190
Ethanol and other finished goods, net	2,347	1,784
Work in process, net	1,705	1,577
Grain and other raw materials	3,767	5,147

Total	$7,819	$8,698

Property and Equipment – Property and equipment is recorded at cost. Assets under capital leases are capitalized at the lower of the net present value of minimum lease payments or the fair market value of the leased asset. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment. The components of property and equipment at January 31, 2011 and 2010 are as follows (amounts in thousands):

	2011	2010

Land and improvements	$21,899	$26,405
Buildings and improvements	44,297	59,024
Machinery, equipment and fixtures	124,439	187,526
Leasehold improvements	440	569
Construction in progress	4,578	127

	195,653	273,651
Less: accumulated depreciation	(25,842)	(26,777)

	$169,811	$246,874

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge of $1,021,000 in fiscal year 2010, of which $424,000 is included in selling, general and administrative expenses and $597,000 is classified as discontinued operations in the consolidated statements of operations. The Company recorded an impairment charge of $1,533,000 in fiscal year 2009, of which $1,039,000 is included in selling, general and administrative expenses and $494,000 is classified as discontinued operations in the consolidated statements of operations. The Company recorded an impairment charge classified as discontinued operations of $639,000 in fiscal year 2008. The impairment charges classified as selling, general and administrative expenses in fiscal years 2010 and 2009 relate to individual properties in the Company’s real estate segment. The impairment charges in fiscal year 2008 classified as discontinued operations relate to individual stores in the Company’s former retail segment or individual properties that have been sold that were previously included in the Company’s real estate segment. These impairment charges are primarily related to increased competition and/or unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Investments and Deposits– Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2011 and 2010 are required by two states to cover possible future claims under extended service policies over the remaining live of the service policy contract. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at January 31, 2011 and 2010. The Company has the intent and ability to hold these securities to maturity.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of one majority owned subsidiary, One Earth, with a one month lag. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

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

Revenue Recognition – The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, upon shipment from the ethanol plant. Shipping and handling charges to ethanol customers are included in net sales and revenue.

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

The Company recognized income from synthetic fuel partnership sales as production was completed and collectability of receipts was reasonably assured. The Company was paid for actual tax credits earned as the synthetic fuel was produced with the exception of production at the Pine Mountain (Gillette) facility. See Note 4 for a further discussion of synthetic fuel partnership sales.

Costs of Sales –Ethanol cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

Real estate cost of sales includes depreciation, real estate taxes, insurance, repairs and maintenance and other costs directly associated with operating the Company’s portfolio of real property.

Selling, General and Administrative Expenses –The Company includes non-production related costs from its alternative energy segment such as utilities, property taxes, professional fees and certain payroll in selling, general and administrative expenses.

The Company includes costs not directly related to operating its portfolio of real property from its real estate segment such as certain payroll and related costs, professional fees and other general expenses in selling, general and administrative expenses.

Interest Cost – Interest expense of approximately $5,593,000, $4,741,000 and $3,183,000 for fiscal years 2010, 2009 and 2008, respectively, is net of approximately $0, $1,651,000 and $3,167,000 of interest capitalized related to equity investments, real estate improvements, ethanol plant or warehouse construction. Cash paid for interest in fiscal years 2010, 2009 and 2008 was approximately $4,701,000, $2,886,000 and $2,592,000, respectively.

Deferred Financing Costs – Direct expenses and fees associated with obtaining long-term debt are capitalized and amortized to interest expense over the life of the loan using the effective interest method.

Financial Instruments – The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the statements of consolidated operations. The Company paid settlements of interest rate swaps of approximately $2,477,000, $2,510,000 and $369,000 in fiscal years 2010, 2009 and 2008, respectively.

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

Restructuring Costs – Restructuring charges include severance and associated employee termination costs, lease termination fees and other costs associated with the exit of the Company’s retail business. The Company recorded severance and associated employee termination costs pursuant to ASC 712, ASC 715 and ASC 420. ASC 420 requires that lease termination fees, net of expected sublease rental income, be recorded once the leased facility is no longer actively used in a revenue producing manner. Future changes to the Company’s estimates of employee layoffs or leased stores abandoned are unlikely to have a material impact on the Company’s restructuring accrual.

Stock Compensation – The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. The Company adopted ASC 718 “Compensation-Stock Compensation”, on February 1, 2006. The Company chose the Modified Prospective Application (“MPA”) method for implementing this accounting standard. Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that were unvested as of February 1, 2006 are recognized as compensation cost over the remaining requisite service period. ASC 718 also required the Company to establish the beginning balance of the additional paid in capital pool (“APIC pool”) related to actual tax deductions from the exercise of stock options. This APIC pool is available to absorb tax shortfalls (actual tax deductions less than recognized compensation expense) recognized subsequent to the adoption of ASC 718. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FASB Staff Position provided companies with the option to use either the transition method prescribed by ASC 718 or a simplified alternative method described in the staff position. The Company chose to utilize the transition method prescribed by ASC 718, which requires the calculation of the APIC pool as if the Company had adopted ASC 718 for fiscal years beginning after December 15, 1994.

No options were granted in the fiscal years ended January 31, 2011, January 31, 2010 or January 31, 2009. The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2011:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding—Beginning of year	824	$10.14
Granted	—	—
Exercised	(98)	10.00
Canceled or expired	—	—

Outstanding and exercisable—End of year	726	$10.16	1.1	$3,566

The total intrinsic value of options exercised in the fiscal years ended January 31, 2011, 2010 and 2009, was approximately $0.7 million, $7.2 million and $2.2 million, respectively, resulting in tax deductions to realize benefits of approximately $0.3 million, $0.5 million and $0.9 million, respectively. At January 31, 2011, there was no unrecognized compensation cost related to nonvested stock options. See Note 11 for a further discussion of stock options.

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

Discontinued Operations– The Company classifies sold real estate assets and operations from its former retail segment in discontinued operations when the operations and cash flows of the store or real estate assets have been (or will be) eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store or real estate assets after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors. For purposes of reporting the operations of stores or real estate assets meeting the criteria for discontinued operations, the Company reports net sales and revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those stores operations or real estate assets as discontinued operations. For stores and warehouses closed for which the Company has a retained interest in the related real estate, operations are presented in the real estate segment when retail operations cease. Certain corporate level charges, such as general office expense, certain interest expense, and other “fixed” expenses are not allocated to discontinued operations because the Company believes that these expenses were not specific to components’ operations.

New Accounting Pronouncements –Effective February 1, 2011, the Company will be required to adopt the second phase of the amended guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, which will require the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities. The adoption of this amended guidance will require expanded disclosure in the consolidated financial statements but will not impact financial results.

There were no other new accounting standards issued during fiscal year 2010 that had or are expected to have a material impact on the Company’s consolidated financial statements.

2.	INVESTMENTS AND DEPOSITS

The Company has debt and equity investments. The debt investments are accounted for under ASC 320, “Investments-Debt and Equity Securities”, while the equity investments are accounted for under ASC 323 “Investments-Equity Method and Joint Ventures”. The following table summarizes investments at January 31, 2010 (amounts in thousands):

Debt Securities January 31, 2010

Investment	Coupon Rate	Maturity	Classification	Fair Market Value	Initial Investment

Patriot Renewable Fuels, LLC
Convertible Note	16.00%	11/25/2011	Available for Sale	$1,014	$933

Unrealized holding gains were $81,000 ($49,000 net of income taxes) at January 31, 2010. There were no unrealized holding gains at January 31, 2011. Patriot repaid the outstanding principal balance on the convertible note to the Company during fiscal year 2010.

The Company has $743,000 at January 31, 2011 and 2010 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. The deposits earned 2.3% and 2.7% at January 31, 2011 and 2010, respectively.

In addition to the deposit with the Florida Department of Financial Services, the Company has $857,000 and $1,357,000 at January 31, 2011 and 2010, respectively, invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. This investment earned 0.1% at January 31, 2011 and 2010.

Equity Method Investments January 31, 2011 and 2010

Entity	Ownership Percentage	Carrying Amount January 31, 2011	Carrying Amount January 31, 2010

Big River Resources, LLC	10%	$29,443	$25,660

Patriot Renewable Fuels, LLC	23%	21,829	18,411

Levelland Hockley County Ethanol, LLC	49%	—	—

NuGen Energy, LLC	48%	16,077	—

Total Equity Securities		$67,349	$44,071

On October 1, 2006, the Company entered into an agreement to invest $20 million in Big River, an Iowa limited liability company and holding company for several entities. The Company funded this investment in exchange for a 10% ownership interest. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, presently operates a 92 million gallon ethanol manufacturing facility. Big River Resources Galva, LLC, a wholly owned subsidiary of Big River, presently operates a 100 million gallon ethanol manufacturing facility. Big River Resources United Energy, LLC, a 50.5% owned subsidiary of Big River, presently operates a 100 million gallon ethanol manufacturing facility. The Company recorded income of approximately $5,387,000, $2,487,000 and $2,397,000 as its share of earnings from Big River during fiscal years 2010, 2009 and 2008, respectively. At January 31, 2011, the carrying value of the investment in Big River is approximately $29.4 million; the amount of underlying equity in the net assets of Big River is approximately $27.8 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and is recorded within equity method investments on the accompanying Consolidated Balance Sheets.

On June 8, 2006, the Company entered into an agreement to invest approximately $16 million in Patriot which commenced production operations during fiscal year 2008. The Company funded this investment on December 4, 2006 in exchange for a 23% ownership interest. The facility has a nameplate capacity of 100 million gallons annually and began operations during the second quarter of fiscal year 2008. The Company recorded income of approximately $5,159,000, $3,540,000 and a loss of $1,548,000 as its share of earnings or loss from Patriot during fiscal years 2010, 2009 and 2008, respectively. At January 31, 2011, the carrying value of the investment in Patriot is approximately $21.8 million; the amount of underlying equity in the net assets of Patriot is approximately $18.6 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and capitalized interest and is recorded within equity method investments on the accompanying Consolidated Balance Sheets.

Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen Energy, LLC (“NuGen”) which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. The Company’s investment included approximately $2,410,000 paid at closing to the then sole shareholder of NuGen and $6,805,000 contributed directly to NuGen. An additional $6,451,000 is due based upon cash distributions from NuGen that REX is entitled to until such balance is paid (“Contingent Consideration”). The Company determined that the fair value of the Contingent Consideration, at January 31, 2011, was approximately $3,578,000, of which $62,000 is included in other current liabilities and $3,516,000 is included in other long-term liabilities on the Consolidated Balance Sheet. During fiscal year 2010, the Company recorded income of approximately $4,011,000 as its share of earnings from NuGen. At January 31, 2011, the carrying value of the investment in NuGen is approximately $16.1 million; the amount of underlying equity in the net assets of NuGen is approximately $10.4 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as a basis difference in long lived assets and is recorded within equity method investments on the accompanying Consolidated Balance Sheets.

The Company has an option to acquire for a purchase price of $1,138,000, (which is payable in cash, partially based upon cash distributions from NuGen that the Company is entitled to) additional ownership units from NuGen’s majority shareholder, which, if exercised, would result in the Company owning 51% of the total outstanding voting and economic interests of NuGen on a fully diluted basis.

On September 30, 2006, the Company acquired 47% of the outstanding membership units of Levelland Hockley County Ethanol, LLC, or Levelland Hockley, for $11.5 million. On December 29, 2006, the

Company purchased a $5.0 million convertible secured promissory note from Levelland Hockley. On July 1, 2007, the Company converted the note into equity and increased its ownership percentage to approximately 56%. On February 20, 2008, the Company purchased an additional $5.0 million convertible secured promissory note from Levelland Hockley. The balance of this note at January 31, 2011 was $5.2 million, including accrued interest. On January 29, 2009, the Company agreed to fund up to $2.0 million in the form of a subordinated revolving line of credit with Levelland Hockley and to issue a $1.0 million letter of credit for the benefit of Levelland Hockley. On September 1, 2010, the Company agreed to increase the line of credit to $4.0 million, inclusive of the $1.0 million letter of credit. The Company was issued warrants in the amount of 1,298,700 at $3.08 per share in conjunction with the issuance of the line of credit. At January 31, 2011, there was approximately $3.8 million outstanding under the subordinated revolving line of credit.

Levelland Hockley, which is located in Levelland, Texas, commenced production operations in the first quarter of fiscal year 2008. The plant has a nameplate capacity of 40 million gallons of ethanol and 135,000 tons of dried distillers grains (“DDG”) per year.

The plant was shut down in early January 2011 as a result of industry wide low crush spread margins and the plant’s inability to source grain at affordable prices. On January 31, 2011, the Company sold 814,000 of its membership units to Levelland Hockley for $1, reducing the ownership interest in Levelland Hockley to 49%. As a result, the Company no longer has a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, the Company deconsolidated Levelland Hockley and began using the equity method of accounting. In connection with the deconsolidation, the Company recorded its remaining non controlling equity interest and debt investments at fair value. The Company’s estimate of fair value for all of its investments in Levelland Hockley was $0 at January 31, 2011. The Company recorded a pretax charge of approximately $18.4 million as a result of deconsolidating Levelland Hockley and writing its remaining investments in Levelland Hockley to $0 at January 31, 2011. The deconsolidation loss was computed as the difference between the sales proceeds and fair value of the retained investment and the Company’s carrying value of the investment prior to the transaction. The Company’s continuing involvement as an equity method investor precludes classification of this transaction as discontinued operations. The Company also recorded a pretax loss from the operating results of Levelland Hockley (prior to deconsolidation) of approximately $5.9 million. At January 31, 2011, the carrying value of the investment in Levelland Hockley is $0; the amount of underlying equity in the net assets of Levelland Hockley is approximately $8.6 million. The excess of the underlying equity in the net assets over the carrying value of the investment results from the Company recording the non controlling investment in Levelland Hockley at fair value upon deconsolidation.

Undistributed earnings of equity method investees totaled approximately $18.4 million and $6.8 million at January 31, 2011 and 2010, respectively.

Summarized financial information for each of the Company’s equity method investees, as of their fiscal year end (except for NuGen) is presented in the following table. NuGen’s fiscal year end is July 31 (amounts in thousands):

As of December 31, 2010

	Patriot	Big River	NuGen	Levelland Hockley

Current assets	$20,648	$149,690	$35,521	$6,473

Non current assets	174,087	358,155	87,487	60,829

Total assets	$194,735	$507,845	$123,008	$67,302

Current liabilities	$19,105	$78,694	$14,720	$16,413

Long-term liabilities	94,963	129,936	86,563	33,400

Total liabilities	$114,068	$208,630	$101,283	$49,813

Noncontrolling interests	$—	$21,515	$—	$—

As of December 31, 2009

	Patriot	Big River

Current assets	$24,767	$101,710

Non current assets	179,954	371,669

Total assets	$204,721	$473,379

Current liabilities	$13,941	$46,162

Long-term liabilities	120,636	176,755

Total liabilities	$134,577	$222,917

Noncontrolling interests	$—	$11,530

Summarized financial information for each of the Company’s equity method investees except for NuGen is presented in the following table for the years ended December 31, 2010, 2009 and 2008. The summarized financial information for NuGen is presented for the five months ended December 31, 2010 (amounts in thousands):

Period Ended December 31, 2010

	Patriot	Big River	NuGen

Net sales and revenue	$261,117	$742,163	$121,871

Gross profit	$26,936	$83,671	$12,977

Income from continuing operations	$21,385	$52,478	$9,772

Net income	$21,385	$52,478	$9,772

Period Ended December 31, 2009

	Patriot	Big River

Net sales and revenue	$231,077	$448,145

Gross profit	$25,711	$43,317

Income from continuing operations	$17,288	$25,225

Net income	$17,288	$25,225

Period Ended December 31, 2008

	Patriot	Big River

Net sales and revenue	$63,534	$343,698

Gross (loss) profit	$(2,029)	$34,735

(Loss) income from continuing operations	$(9,103)	$24,540

Net (loss) income	$(9,103)	$24,540

Patriot, Big River, NuGen and Levelland Hockley have debt agreements that limit and restrict amounts the entities can pay in the form of dividends or advances to owners. The restricted net assets of Patriot, Big River, NuGen and Levelland Hockley combined at January 31, 2011 are approximately $436.2 million. At January 31, 2011, the Company’s proportionate share of restricted net assets of Patriot, Big River, NuGen and Levelland Hockley combined is approximately $112.2 million.

3.	FAIR VALUE

The Company applies ASC 820 “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Effective February 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries certain cash equivalents, restricted investments, derivative and contingent consideration liabilities at fair value.

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

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, the Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2011 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$2	$—	$—	$2
Restricted Investments	857	—	—	857

Total Assets	$859	$—	$—	$859

Derivative Liabilities	$—	$5,523	$—	$5,523
Contingent Consideration	—	—	3,578	3,578

Total Liabilities	$—	$5,523	$3,578	$9,101

Financial assets and liabilities measured at fair value at January 31, 2010 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$81,625	$—	$—	$81,625
Investments in Debt Securities	—	1,014	—	1,014
Restricted Investments	1,357	—	—	1,357

Total Assets	$82,982	$1,014	$—	$83,996

Derivative Liabilities	$—	$5,884	$—	$5,884

Total Liabilities	$—	$5,884	$—	$5,884

No financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21.

The Company reviews its long-lived assets for impairment on at least an annual basis based on the carrying value of these assets. As a result of vacancies at owned real estate locations, the Company tested certain long-lived assets for impairment using a fair value measurement approach. The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and the implied fair value of these assets using recent sales data of comparable properties, and other subjective assumptions. Upon completion of its impairment analysis, which was performed at various times throughout fiscal year 2010, the Company determined that the carrying value of certain long-lived assets exceeded the fair value of these assets. Accordingly, the Company recorded long-lived asset impairment charges of approximately $1,021,000 to properly reflect the carrying value of these assets.

On January 31, 2011 the Company sold 814,000 of its membership units to Levelland Hockley for $1, reducing the ownership interest in Levelland Hockley to 49%. As a result, the Company no longer has a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, the Company deconsolidated Levelland Hockley and began using the equity method of accounting. In connection with the deconsolidation process, the Company recorded its remaining non controlling equity interest and debt investments at fair value. The Company’s estimate of fair value for all of its investments in Levelland Hockley was $0 at January 31, 2011. The Company recorded a pretax charge of approximately $18.4 million.

Assets measured at fair value at January 31, 2011 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2011	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$4,568	$—	$—	$4,568	$424
Non controlling equity investment in Levelland Hockley	$—	$—	$—	$—	$9,487
Notes receivable from Levelland Hockley	$—	$—	$—	$—	$8,937

Excluded from the table is information for losses on property and equipment, net that are now classified as discontinuing operations. Such losses totaled $597,000 in fiscal year 2010.

Assets measured at fair value at January 31, 2010 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2010	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$5,821	$—	$—	$5,821	$1,039

Excluded from the table is information for losses on property and equipment, net that are now classified as discontinuing operations. Such losses totaled $494,000 in fiscal year 2009.

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

Through a series of sales, the Company sold its ownership interest in Colona Synfuel Limited Partnership L.L.L.P (Colona), a limited partnership that owned a synthetic fuel facility, and generally received cash payments from the sales on a quarterly basis through fiscal year 2007. The Company earned and reported as income approximately $0.5 million for fiscal year 2008. No income was reported for fiscal years 2010 or 2009.

The Company sold its entire ownership interest in Somerset Synfuel, L.P., (Somerset), a limited partnership that owned two synthetic fuel facilities, and generally received cash payments from the sales on a quarterly basis through fiscal year 2007. The Company earned and reported as income approximately $0.2 million for fiscal year 2008. No income was reported for fiscal years 2010 or 2009.

The Section 29/45K tax credit program expired, under current law, at the end of 2007. Thus, the Company does not expect to recognize any income or loss from the Colona and Somerset sales beyond fiscal year 2008.

The Company also sold its membership interest in the limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through 2007. The plant was subsequently sold and during the third quarter of fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. Based on the terms of the modified agreement, the Company currently is not able to determine the likelihood and timing of collecting payments related to production occurring after September 30, 2006. Thus, the Company cannot currently determine the timing of income recognition, if any, related to production occurring subsequent to September 30, 2006. The Company did not recognize any income from this sale during fiscal years 2010, 2009 or 2008.

5.	OTHER ASSETS

The components of other noncurrent assets at January 31, 2011 and 2010 are as follows (amounts in thousands):

	January 31,

	2011	2010

Deferred financing costs, net	$1,006	$3,633
Prepaid commissions	1,924	4,320
Real estate taxes refundable	682	—
Other	2,295	927

Total	$5,907	$8,880

Deferred financing costs represent amounts paid to obtain both mortgage debt and borrowings under One Earth’s debt arrangements. Such amounts are amortized as interest expense. Future amortization expense is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2012	$317
2013	283
2014	245
2015	161

Total	$1,006

Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s former retail sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold. Future amortization of prepaid commissions is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2012	$1,195
2013	565
2014	164

Total	$1,924

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities.

6.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with ASC 260, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased under the treasury stock method. The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for fiscal years 2010, 2009 and 2008 (amounts in thousands, except per-share amounts):

	2010

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$3,097	9,651	$0.32
Effect of stock options		174

Diluted net income per share from continuing operations attributable to REX common shareholders	$3,097	$9,825	$0.32

	2009

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$6,051	9,254	$0.65
Effect of stock options		297

Diluted net income per share from continuing operations attributable to REX common shareholders	$6,051	9,551	$0.63

As there was a loss from continuing operations in fiscal year 2008, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For fiscal years 2010, 2009 and 2008, a total of 0, 310,723 and 2,715,001 shares, respectively, subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

7.	SALE AND LEASEBACK TRANSACTIONS AND OTHER LEASES

On September 16, 2008, the Company completed a transaction for the sale and partial leaseback of its Cheyenne, Wyoming distribution center under a three year lease term. A pre-tax gain, classified as discontinued operations, of approximately $2.4 million (net of expenses) resulted from this sale. The Company recognized approximately $0.8 million and $1.6 million of the gain in fiscal years 2009 and 2008, respectively. None of the gain was recognized in fiscal year 2010. The lease has been accounted for as an operating lease.

On April 30, 2007, the Company completed a transaction for the sale of 86 of its current and former store locations to KLAC REX, LLC (“Klac”) for $74.5 million in cash, before selling expenses. The Company also entered into leases to leaseback 40 of the properties from Klac for initial lease terms expiring January 31, 2010. All of the leases with Klac were terminated by January 31, 2010.

This transaction resulted in a gain (realized and deferred) of $14.8 million. Of this gain, $3.9 million and $1.5 million was recognized, in fiscal years 2009 and 2008, respectively. None of the gain was recognized in fiscal year 2010. The gain recognized in fiscal years 2009 and 2008 was classified in discontinued operations. As a result of the wind down of the Company’s retail business, the term over which the deferred gain was being amortized had been shortened and is based upon the Company abandoning, or otherwise ceasing use of the leased property. See Note 12 for a discussion of restructuring related charges. The leases were accounted for as operating leases.

At January 31, 2011, the Company has lease agreements, as landlord, for all or portions of nine owned properties. All of the leases are accounted for as operating leases. The Company recognized lease revenue of approximately $1,285,000, $913,000 and $364,000 in fiscal years 2010, 2009 and 2008, respectively.

As of January 31, 2011, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals

2012	$1,303
2013	1,254
2014	1,161
2015	920
2016	350
Thereafter	1,613

$6,601

8.	COMMON STOCK

During fiscal years 2010, 2009 and 2008, the Company purchased 514,657 shares, 1,256,604 shares and 1,636,252 shares, respectively, of its common stock for $8,229,000, $15,694,000 and $17,708,000, respectively. Included in these amounts are shares the Company received totaling 659,957 for the year ended January 31, 2010 as tenders of the exercise price of stock options exercised by the Company’s

Chief Executive Officer. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $9,239,000 for the year ended January 31, 2010. At January 31, 2011, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 468,044 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31, 2011	January 31, 2010

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	9,392	9,808

9.	LONG-TERM DEBT AND INTEREST RATE SWAPS

Long-term debt consists of notes payable secured by certain land, buildings and equipment. Interest rates ranged from 2.3% to 8.4% in fiscal years 2010 and 2009. Principal and interest are payable periodically over terms that generally range from 5 to 10 years. The following provides information on rates segregated as fixed or variable and by term for fiscal years 2010 and 2009:

	January 31, 2011

Interest Rates	Maturity	Balance (in thousands)

	Variable
3.27% - 3.75%	Within five years	$79,313

	Fixed
8.40%	Within five years	$1,674

	January 31, 2010

Interest Rates	Maturity	Balance (in thousands)

	Variable
3.38% - 4.25%	Within five years	$135,790

	Fixed
8.40%	Five to six years	$2,330

Annual expected maturities of long-term debt are as follows (amounts in thousands):

Year Ending January 31,

2012	$10,014
2013	11,174
2014	11,661
2015	47,810
2016	328

$80,987

In fiscal year 2010, the Company paid off approximately $0.4 million in mortgage debt prior to maturity. As a result, the Company expensed unamortized deferred financing cost and prepayment penalties of approximately $48,000 as loss on early termination of debt.

The fair value of the Company’s long-term debt at January 31, 2011 and 2010 was approximately $81.2 million and $138.4 million, respectively.

One Earth Energy Subsidiary Level Debt

During the third quarter of fiscal year 2009, pursuant to the terms of the loan agreement, One Earth converted their construction loan into a term loan. Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.1% to 3.3% at January 31, 2011). Borrowings are secured by all property of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of January 31, 2011, approximately $78.7 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, working capital, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all applicable covenants at January 31, 2011.

One Earth has a $10.0 million revolving loan facility that matures May 31, 2011. Borrowings under this facility bear interest at the greater of 5.1% or LIBOR plus 310 basis points. One Earth has no outstanding borrowings on the revolving loan as of January 31, 2011.

One Earth has issued letters of credit that total approximately $0.3 million at January 31, 2011. One Earth also has access to a secondary line of credit of up to $10,000,000 with First National Bank of Omaha (the “Bank”), established as part of the original $100,000,000 term loan and made accessible as a revolving line of credit as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis. At January 31, 2011 and 2010, One Earth had $8,750,000 and $10,000,000, respectively, on the secondary line of credit available on this revolving line of credit. One Earth did not have any borrowings on the secondary line of credit at January 31, 2011 or 2010.

One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are being amortized ratably over the term of the loan. At January 31, 2011, the Company’s proportionate share of restricted assets related to One Earth was approximately $59.8 million. One Earth’s restricted assets total approximately $81.2 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At January 31, 2011 and 2010, One Earth recorded a liability of approximately $5.5 million and $5.6 million, respectively related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Statements of Operations.

10.	FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of January 31, 2011, the notional value of the interest rate swaps was approximately $68.1 million. At January 31, 2011, the Company has recorded a liability of approximately $5.5 million related to the fair value of the swaps. The change in fair value was recorded in the Consolidated Statements of Operations. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at January 31, 2011 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$68,138	$5,523

The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at January 31, 2010 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$108,238	$5,884

As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of approximately $2,116,000 $2,487,000 and $3,797,000, in fiscal years 2010, 2009 and 2008, respectively.

Swap settlement payments to the counterparty totaled approximately $2,477,000, $2,510,000 and $369,000 in fiscal years 2010, 2009 and 2008, respectively.

11.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX American Resources Corporation 1995 Omnibus Stock Incentive Plan and the REX American Resources Corporation 1999 Omnibus Stock Incentive Plan (the “Omnibus Plans”). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2011, 108,011 and 2,302,425 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

On April 17, 2001, the Company’s Board of Directors approved a grant of non-qualified stock options to two key executives for 1,462,500 shares at an exercise price of $8.01, which represented the market price on the date of grant. These became fully vested as of December 31, 2005. As of January 31, 2011, 337,500 of these options remained outstanding.

The following summarizes stock option activity for fiscal years 2010, 2009 and 2008 (amounts in thousands, except per-share amounts):

	2010		2009		2008

	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding—Beginning of year	824	$10.14	2,715	$9.63	3,016	$9.16
Exercised	(98)	10.00	(1,683)	8.87	(299)	4.86
Canceled or expired	—	—	(208)	13.75	(2)	12.64

Outstanding—End of year	726	$10.16	824	$10.14	2,715	$9.63

Exercisable—End of year	726	$10.16	824	$10.14	2,661	$9.57

Price ranges and other information for stock options outstanding as of January 31, 2011 were as follows (amounts in thousands, except per share amounts):

	Outstanding and Exercisable

Range of Exercise Prices	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life

$8.01 to $10.37	437	$8.11	0.21
$12.04 to $16.04	289	13.26	2.46

	726	$10.16	1.11

Profit Sharing Plan – The Company has a qualified, noncontributory profit sharing plan (the “Plan”) covering full-time employees who meet certain eligibility requirements. The Plan also allows for additional 401(k) saving contributions by participants, along with certain company matching contributions. Aggregate contributions to the Plan are determined annually by the Board of Directors and are not to exceed 15% of total compensation paid to all participants during such year. The Company contributed approximately $1,000, $1,800 and $15,000 for fiscal years 2010, 2009 and 2008, respectively, under the Plan.

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

	Employee Severance and Bonus Costs	Lease Termination Costs	Investment Banker Fees	ESP Credit	Total Restructuring Accrual

Balance, January 31, 2008	$—	$—	$—	$—	$—
Restructuring charges	2,839	—	834	498	4,171

Balance, January 31, 2009	2,839	—	834	498	4,171
Restructuring charges	85	2,951	—	—	3,036
Reversal of restructuring charges	(706)	(41)	(325)	(287)	(1,359)
Payments of restructuring liabilities	(1,999)	(2,471)	(509)	(211)	(5,190)

Balance, January 31, 2010	219	439	—	—	658
Restructuring charges	63	—	—	—	63
Payments of restructuring liabilities	(282)	(293)	—	—	(575)

Balance, January 31, 2011	$—	$146	$—	$—	$146

All of the accrual balance of $146,000 is classified within current liabilities. The restructuring charges are all classified as discontinued operations. The accrued balance at January 31, 2011 is management’s best estimate of the amount to be incurred for the related categories.

13.	COMMITMENTS

One Earth has forward purchase contracts for 4.9 million bushels of corn, the principal raw material for its ethanol plant. The Company expects to take delivery of the corn by April 2011.

One Earth has sales commitments for 6,282,000 gallons of ethanol and 29,200 tons of distillers grains. One Earth expects to deliver the ethanol and the distillers grains by April 2011.

Forward grain purchase, ethanol and distillers grains sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of the accounting standards because these arrangements are for purchases of grain and sales of ethanol and distillers grains that will be delivered in quantities expected to be used by One Earth over a reasonable period of time in the normal course of business.

One Earth has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is spread over 120 equal payments of $36,500. Payments began in February 2009.

One Earth has entered into an agreement with an unrelated party for the lease of railcars that will be used to ship ethanol. The lease is set to expire on May 31, 2012, with an automatic 36-month extension, unless either party notifies the other in writing 60 days prior to the initial expiration date. One Earth pays a monthly lease amount per railcar. One Earth paid approximately $662,000 and $344,000 pursuant to the lease in fiscal years 2010 and 2009, respectively.

One Earth has a nonexclusive contract with an unrelated party (“Ethanol Marketer”) for ethanol marketing services. Under the terms of the contract, the Ethanol Marketer will purchase some of the Company’s ethanol production during the term of the contract. Additionally, One Earth is also required to share with the Ethanol Marketer the additional profits derived from the Ethanol Marketer’s gains on swaps and exchanges. The contract matures December 1, 2012, with automatic renewals for one year, unless One Earth provides written notice of at least 90 days prior to the end of the initial term.

One Earth has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of One Earth’s distillers grains production during the term of the contract. The contract called for One Earth to pay a fee per ton of distillers grains for the Distillers Grains Marketer’s services. The contract was amended on December 6, 2010, to reduce the fee for DDGS, and the termination date was extended to July 1, 2014. One Earth paid approximately $905,000 and $408,000 in fiscal years 2010 and 2009, respectively, for these marketing services.

One Earth has a grain origination agreement with Alliance Grain, under which it purchased 100% of its grain during 2010. One Earth pays to Alliance Grain a certain amount per bushel for procurement fees. The term of the agreement is for two years from the first grind date, and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least sixty days prior to the expiration of the then current term of the agreement.

14.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations for fiscal years 2010, 2009 and 2008 consists of the following (amounts in thousands):

	2010	2009	2008

Federal:
Current	$—	$(7,552)	$(3,386)
Deferred	2,881	11,296	489

	2,881	3,744	(2,897)

State and Local:
Current	—	426	69
Deferred	138	327	112

	138	753	181

	$3,019	$4,497	$(2,716)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2011 and 2010 (amounts in thousands):

	2011	2010

Assets:
Deferral of service contract income	$1,566	$3,463
Accrued liabilities	249	504
Inventory accounting	—	215
Installment sales of limited partnerships	1,297	1,297
Derivative accounting	1,259	1,729
Stock based compensation	406	464
Federal net operating loss carryforward	2,192	156
AMT credit carryforward	23,373	23,449
State net operating loss carryforward	2,407	1,473
Valuation allowance	(1,242)	(578)
Other items	1,246	2,358

Total	32,753	34,530

Liabilities:
Basis in pass through entities	(4,314)	(6,201)
Depreciation	(17,399)	(12,106)
Other	—	(1,380)

Total	(21,713)	(19,687)

Net deferred tax asset	$11,040	$14,843

The Company has approximately $23.4 million of alternative minimum tax (“AMT”) credit carryforwards as of January 31, 2011 and 2010. The AMT credit carryforwards can be used to offset future regular income tax liabilities subject to certain limitations. The AMT credit carryforwards have no expiration date. The Company must generate approximately $156 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

The Company has federal net operating loss carryforwards of approximately $13.7 million, which will begin to expire in fiscal year 2019.

The Company has state net operating loss carryforwards of approximately $32.7 million, net of the federal benefit, which will begin to expire in fiscal year 2011.

The Company has a valuation allowance of approximately $1,242,000 at January 31, 2011. The Company increased the valuation allowance by $664,000 in fiscal year 2010. The Company reduced the valuation allowance by $231,000 in fiscal year 2008. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits. No adjustment was made in fiscal year 2009.

The Company paid income taxes of $1,310,000, $14,000 and $732,000 in fiscal years 2010, 2009 and 2008, respectively. The Company received refunds of income taxes of $5,691,000, $1,105,000 and $1,280,000 in fiscal years 2010, 2009 and 2008, respectively.

The effective income tax rate on consolidated pre-tax loss or income differs from the federal income tax statutory rate for fiscal years 2010, 2009 and 2008 as follows:

	2010	2009	2008

Federal income tax at statutory rate	35.0%	35.0%	(35.0)%
Ethanol small producer credit	—	—	(14.7)
State and local taxes, net of federal tax benefit	4.1	3.9	6.5
Net provision (reduction) in valuation allowance	9.8	—	(6.3)
Uncertain tax positions	1.5	(0.3)	(9.0)
Noncontrolling interest	(17.7)	(8.0)	29.2
Other	(1.9)	0.5	(1.8)

Total	30.8%	31.1%	(31.1)%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2007 and prior.

The Company adopted the provisions of ASC 740-10-25-5 on February 1, 2007. As a result of the adoption of this accounting standard, the Company recorded a $287,000 decrease to retained earnings. As of January 31, 2011, total unrecognized tax benefits were $2,733,000, and accrued penalties and interest were $243,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $129,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. The Company increased the liability for uncertain tax positions by $534,000 during fiscal year 2010 related to current year uncertain tax positions.

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

	Years Ended January 31,
	2011	2010

Unrecognized tax benefits, beginning of year	$2,338	$4,160
Changes for tax positions for prior years	104	(2,978)
Changes for tax positions for current year	534	1,156

Unrecognized tax benefits, end of year	$2,976	$2,338

15.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income (loss) and unrealized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income (loss) in fiscal years 2010, 2009 and 2008 are as follows (amounts in thousands):

	2010	2009	2008

Net income (loss) attributable to REX common shareholders	$5,069	$8,652	$(3,297)
Reclassification adjustment for net gains included in net income	(49)	—	—
Unrealized holding gains on available for sale securities, net	—	49	—

Total comprehensive income (loss)	$5,020	$8,701	$(3,297)

16.	DISCONTINUED OPERATIONS

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, all operations of the Company’s former retail segment and certain sold properties have been classified as discontinued operations for all periods presented. Once real estate property has been sold, and no continuing involvement is expected, the Company classifies the results of the operations as discontinued operations. The results of operations were previously reported in the Company’s retail or real estate segment, depending on when the store ceased operations. Below is a table reflecting certain items of the Consolidated Statements of Operations that were reclassified as discontinued operations for fiscal years 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008

Net sales and revenue	$7,869	$35,192	$185,159

Cost of merchandise sold	$1,573	$23,243	$134,542

Income (loss) before income taxes	$3,018	$2,446	$(3,474)
(Provision) benefit for income taxes	(1,218)	(1,057)	1,233

Income (loss) from discontinued operations, net of tax	$1,800	$1,389	$(2,241)

Gain on disposal before provision for income taxes	$288	$2,131	$2,797
Provision for income taxes	(116)	(919)	(992)

Gain on disposal of discontinued operations, net of tax	$172	$1,212	$1,805

17.	CONTINGENCIES

The Company sold its entire interest, through a series of transactions, in three partnerships (Colona, Somerset and Gillette) that owned synthetic fuel facilities. As such, the Company was no longer allocated Section 29/45K tax credits after fiscal year 2005. In connection with the Colona and Somerset sales, the Company received contingent payments based upon percentages of qualified Section 29/45K credits generated. In connection with the sale of the Gillette partnership, the Company was eligible to receive contingent payments based upon the amount of “qualified production.” The Company has recognized $53.9 million of income from these sales from years the partnerships have open tax years with the IRS. In the event that the synthetic fuel tax credits are reduced as a result of IRS audits, the amount of proceeds realized from the sales could be significantly impacted.

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

	Years Ended January 31,

	2011	2010	2009

Net sales and revenues:
Alternative energy	$300,389	$169,175	$68,223
Real estate	1,285	913	364

Total net sales and revenues	$301,674	$170,088	$68,587

Segment gross profit (loss):
Alternative energy	$31,173	$21,923	$807
Real estate	(799)	(1,215)	228

Total gross profit	$30,374	$20,708	$1,035

	Years Ended January 31,

	2011	2010	2009

Segment profit (loss):

Alternative energy segment profit (loss)	$13,403	$17,811	$(8,992)
Real estate segment (loss) profit	(1,022)	(1,398)	228
Corporate expenses	(2,724)	(1,870)	(2,020)
Interest expense	(240)	(358)	(428)
Interest income	372	263	1,788
Income from synthetic fuel investments	—	—	691

Income (loss) from continuing operations before income taxes and noncontrolling interests	$9,789	$14,448	$(8,733)

	Years Ended January 31,

	2011	2010	2009

Sales of products alternative energy segment:
Ethanol	84%	83%	82%
Distillers grains	16%	17%	18%

Total	100%	100%	100%

Sales of services real estate segment:
Leasing	100%	100%	100%

Interest income:
Alternative energy	$75	$182	$256
Real estate	—	—	—
Unallocated	372	263	1,788

Total interest income	$447	$445	$2,044

Depreciation and amortization expense:
Alternative energy	$17,354	$9,643	$3,543
Real estate	407	195	49
Unallocated	182	—	—

Total depreciation and amortization expense	$17,943	$9,838	$3,592

Equity in income of unconsolidated affiliates:
Alternative energy	$14,558	$6,027	$849
Real estate	—	—	—

Total equity in income of unconsolidated affiliates:	$14,558	$6,027	$849

	Years Ended January 31,

	2011	2010	2009

Additions to property and equipment:
Alternative energy	$5,677	$35,320	$107,575
Real estate	356	332	—

Total additions to property and equipment	$6,033	$35,652	$107,575

Assets:
Alternative energy	$257,202	$302,228	$249,422
Real estate	22,235	31,796	3,149
Corporate and other	96,285	117,481	198,717

Total assets	$375,722	$451,505	$451,288

Additions to other long lived assets:
Alternative energy	$10,112	$25	$284
Real estate	—	—	—

Total additions to other long lived assets	$10,112	$25	$284

Long term debt and capital lease obligations
Alternative energy	$69,049	$124,093	$94,003
Real estate	—	—	—
Corporate and other	1,924	2,596	9,936

Total long term debt and capital lease obligations	$70,973	$126,689	$103,939

Additions to other long lived assets represent primarily equity method investments and long term refundable real estate taxes.

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

Cash, except for cash held by One Earth, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $18.4 million held by One Earth will be used primarily to fund working capital needs for the subsidiary.

19.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit, net income (loss) and net income (loss) per share (basic and diluted) for each quarter during the last two fiscal years. The unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011

Net sales and revenue (a)	$71,554	$65,516	$70,718	$93,886
Gross profit (a)	8,405	5,962	7,198	8,809
Net income (loss) attributable to REX common shareholders	4,188	1,234	4,250	(4,603)
Basic net income (loss) per share attributable to REX common shareholders (b)	$0.43	$0.13	$0.45	$(0.49)
Diluted net income (loss) per share attributable to REX common shareholders (b)	$0.42	$0.12	$0.44	$(0.49)

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010

Net sales and revenue (a)	$14,324	$17,076	$61,613	$77,075
Gross profit (a)	325	1,189	5,799	13,395
Net (loss) income attributable to REX common shareholders	(1,731)	837	2,273	7,273
Basic net (loss) income per share attributable to REX common shareholders (b)	$(0.19)	$0.09	$0.25	$0.78
Diluted net (loss) income per share attributable to REX common shareholders (b)	$(0.19)	$0.09	$0.24	$0.75

a)	Amounts differ from those previously reported as a result of retail operations and certain real estate assets sold being reclassified as discontinued operations and other reclassifications.
b)

The total of the quarterly net income (loss) per share amounts do not equal the annual net loss or income per share amount due to the impact of varying amounts of shares and options outstanding during the year. In addition, basic net loss per share equals diluted net loss per share in periods where a net loss is reported.

20.	RELATED PARTIES

One Earth entered into a design-build contract with Fagen, an equity investor in One Earth, for the design and construction of the ethanol plant. One Earth paid approximately $120.2 million through January 31, 2010 to Fagen for the design-build contract. Additionally, One Earth paid Fagen approximately $7.9 million for the year ended January 31, 2010 for additional projects related to the construction of the plant.

During fiscal years 2010 and 2009, One Earth purchased approximately $157.4 million and $69.2 million, respectively, of corn from the Alliance Grain Elevator, an equity investor.

During fiscal years 2010 and 2009, One Earth used the services of the Bloomer Line to move railcars to ship ethanol. An officer of the One Earth is the acting general manager of the Bloomer Line. One Earth paid the Bloomer Line approximately $340,000 and approximately $104,000 for such services in fiscal years 2010, and 2009, respectively.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Rex American Resources Corporation

We have audited the accompanying consolidated balance sheets of Rex American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the financial statements of Patriot Renewable Fuels, LLC, an equity method investment. The Company’s equity method investment of $21,829,000 and $18,411,000 as of January 31, 2011 and 2010, respectively, and equity in income (loss) of unconsolidated affiliates of $5,159,000, $3,540,000 and ($1,548,000) for the years ended January 31, 2011, 2010, and 2009, respectively, are included in the accompanying consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patriot Renewable Fuels, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Rex American Resources Corporation and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 1 and Note 16, the consolidated financial statements have been adjusted for the retrospective application of Accounting Standards Codification (ASC) 810, Consolidation, for non-controlling interests, which became effective February 1, 2009, and the retrospective presentation of the Company’s retail business as discontinued operations. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company deconsolidated the assets and liabilities of a significant subsidiary as of January 31, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 15, 2011

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009 (Amounts in thousands)

		Additions	Deductions

	Balance Beginning of Year	Charged to Cost and Expenses	Charges for Which Reserves Were Created	Balance End of Year

2011:
Allowance for doubtful accounts	$168	$—	$158	$10

2010:
Allowance for doubtful accounts	$447	$—	$279	$168

2009:
Allowance for doubtful accounts	$84	$499	$136	$447

2011:
Deferred tax valuation allowance	$578	$664	$—	$1,242

2010:
Deferred tax valuation allowance	$578	$—	$—	$578

2009:
Deferred tax valuation allowance	$809	$—	$231	$578

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                         None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2011 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2011 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STUART A. ROSE	Chairman of the Board and Chief Executive
Stuart A. Rose	Officer (principal executive officer)	April 15, 2011

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Rex American Resources Corporation

We have audited the internal control over financial reporting of Rex American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 31, 2011 of the Company and our report dated April 15, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective application of Accounting Standards Codification (ASC) 810, Consolidation, for non-controlling interests, which became effective February 1, 2009, the retrospective presentation of the Company’s retail business as discontinued operations, and the deconsolidation of the assets and liabilities of a significant subsidiary as of January 31, 2011.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 15, 2011

Item 9B.	Other Information

          None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 7, 2011, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 7, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 7, 2011 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 7, 2011 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 7, 2011 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2011 and 2010

Consolidated Statements of Operations for the years ended January 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended January 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2)(i) Financial Statement Schedules

The following financial statement schedule is filed as a part of this report at Item 8 hereof.

          Schedule II -Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

a)(2)(ii) Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons

Separate consolidated financial statements of Big River Resources, LLC, Patriot Renewable Fuels, LLC and NuGen Energy, LLC required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibits 99(a), 99(b) and 99(c) to this report.

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

Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE Stuart A. Rose	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 15, 2011

DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 15, 2011

LAWRENCE TOMCHIN Lawrence Tomchin	Director	April 15, 2011

EDWARD M. KRESS Edward M. Kress	Director	April 15, 2011

ROBERT DAVIDOFF Robert Davidoff	Director	April 15, 2011

CHARLES A. ELCAN Charles A. Elcan	Director	April 15, 2011

DAVID S. HARRIS David S. Harris	Director	April 15, 2011

MERVYN L. ALPHONSO Mervin L. Alphonso	Director	April 15, 2011

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001- 09097)

	3(b)(1)	By-Laws, as amended (incorporated by reference to Registration Statement No. 2-95738, Exhibit 3(b), filed February 8, 1985)

	3(b)(2)	Amendment to By-Laws adopted June 29, 1987 (incorporated by reference to Exhibit 4.5 to Form 10-Q for quarter ended July 31, 1987, File No. 0-13283)

(4)	Instruments defining the rights of security holders, including indentures:

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

Eighth Amendment to Construction and Term Loan Agreement dated as of September 1, 2010 among Levelland/Hockley County Ethanol, LLC, the Lenders party thereto, and GE Business Financial Services Inc., as Administrative Agent (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

4 (j)

Construction Loan Agreement dated as of September 20, 2007 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4 (k)

First Amendment of Construction Loan Agreement dated September 19, 2008 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(l)

Second Amendment of Construction Loan Agreement dated January 30, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(m)

Third Amendment of Construction Loan Agreement dated September 18, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(n)

Fourth Amendment of Construction Loan Agreement dated June 1, 2010 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended October 31, 2010, File No. 001-09097)

	4(o)	Loan and Security Agreement dated as of July 23, 2009 between NuGen Energy, LLC and Dougherty Funding LLC

	4(p)	Revolving Credit and Security Agreement dated as of July 23, 2009 between NuGen Energy, LLC and Dougherty Funding LLC

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

Second Global Amendment to Multiple Leases dated July 31, 2009 between Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc., Appliance Direct, Inc. and the Tenants (incorporated by reference to Exhibit 10(b) to Form 8-K filed July 31, 2009, File No. 001- 09097)

10 (u)

Letter Agreement dated September 30, 2009 between Rex Radio and Television, Inc., Kelly & Cohen Appliances, Inc., Stereo Town, Inc. and Appliance Direct, Inc. (incorporated by reference to Exhibit 10(a) to Form 8-K filed October 6, 2009, File No. 001-09097)

10 (v)

Unit Purchase and Option Agreement dated June 30, 2010 among REX NuGen, LLC and Central Farmers Cooperative (incorporated by reference to Exhibit 10(a) to Form 8-K filed July 16, 2010, File No. 001-09097)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 (a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant

(23)	Consents of experts and counsel:

23(a)

Consent of Deloitte & Touche LLP to use its reports dated April 15, 2011 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-81706, 33-62645, 333-35118 and 333-69690)

23(b)

Consent of Christianson & Associates, PLLP to use its reports dated February 8, 2011 and February 18, 2010, relating to the financial statements of Big River Resources, LLC included in this annual report on Form 10-K into the Registration Statements

23(c)

Consent of Christianson & Associates, PLLP to use its report dated September 22, 2010 relating to the financial statements of NuGen Energy, LLC included in this annual report on Form 10-K into the Registration Statements

23(d)

Consent of Boulay, Heutmaker, Zibell & Co, P.L.L.P. to use its reports dated March 14, 2011 and April 12, 2010 relating to the financial statements of Patriot Renewable Fuels, LLC included in this annual report on Form 10-K into the Registration Statements

23(e)

Consent of Deloitte & Touche LLP to use its report dated November 24, 2009 relating to the financial statements of Patriot Renewable Fuels, LLC included in this annual report on Form 10-K into the Registration Statements

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

(99)	Additional Exhibits

	99(a)	Consolidated financial statements of Big River Resources, LLC for the years ended December 31, 2010, 2009 and 2008

	99(b) and (b)1	Financial statements of Patriot Renewable Fuels, LLC for the years ended December 31, 2010, 2009, 2008 and 2007

	99(c)	Financial statements of NuGen Energy, LLC for the year ended July 31, 2010

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 2875 Needmore Road, Dayton, Ohio 45414.

          Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.