Form 10-Q
period 2011-04-30
REX AMERICAN RESOURCES Corp
filed 2011-06-02
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
Yes ☐ No ☒

At the close of business on June 1, 2011 the registrant had 9,534,468 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	April 30, 2011	January 31, 2011

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$96,951	$91,019
Accounts receivable, net	10,417	9,619
Inventory	12,680	7,819
Refundable income taxes	—	8,503
Prepaid expenses and other	2,447	3,055
Deferred taxes, net	4,986	5,834

Total current assets	127,481	125,849
Property and equipment, net	167,524	169,811
Other assets	5,477	5,907
Deferred taxes, net	5,206	5,206
Equity method investments	70,781	67,349
Restricted investments and deposits	1,600	1,600

Total assets	$378,069	$375,722

Liabilities and equity:
Current liabilities:
Current portion of long-term debt, alternative energy	$10,158	$9,672
Current portion of long-term debt, other	342	342
Accounts payable, trade	3,681	2,557
Deferred income	3,300	3,982
Accrued real estate taxes	2,576	2,393
Derivative financial instruments	1,639	1,835
Other current liabilities	3,732	3,786

Total current liabilities	25,428	24,567

Long-term liabilities:
Long-term debt, alternative energy	66,387	69,049
Long-term debt, other	1,260	1,924
Deferred income	1,825	2,416
Derivative financial instruments	3,152	3,688
Other	4,145	4,114

Total long-term liabilities	76,769	81,191

Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	142,326	142,293
Retained earnings	300,705	296,053
Treasury stock	(193,394)	(193,713)

Total REX shareholders’ equity	249,936	244,932
Noncontrolling interests	25,936	25,032

Total equity	275,872	269,964

Total liabilities and equity	$378,069	$375,722

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended April 30,
	2011	2010

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$81,214	$71,272
Cost of sales	76,534	63,075

Gross profit	4,680	8,197
Selling, general and administrative expenses	(2,349)	(2,091)
Interest income	171	115
Interest expense	(671)	(1,367)
Equity in income of unconsolidated ethanol affiliates	5,782	2,847
Gains (losses) on derivative financial instruments, net	68	(167)

Income from continuing operations before income taxes and noncontrolling interests	7,681	7,534
Provision for income taxes	(2,665)	(2,467)

Income from continuing operations including noncontrolling interests	5,016	5,067
Income from discontinued operations, net of tax	415	538
Gain on disposal of discontinued operations, net of tax	125	—

Net income including noncontrolling interests	5,556	5,605
Net income attributable to noncontrolling interests	(904)	(1,417)

Net income attributable to REX common shareholders	$4,652	$4,188

Weighted average shares outstanding - basic	9,432	9,840

Basic income per share from continuing operations attributable to REX common shareholders	$0.43	$0.37
Basic income per share from discontinued operations attributable to REX common shareholders	0.05	0.06
Basic income per share from disposal of discontinued operations attributable to REX common shareholders	0.01	—

Basic net income per share attributable to REX common shareholders	$0.49	$0.43

Weighted average shares outstanding – diluted	9,560	10,045

Diluted income per share from continuing operations attributable to REX common shareholders	$0.43	$0.36
Diluted income per share from discontinued operations attributable to REX common shareholders	0.05	0.06
Diluted income per share from disposal of discontinued operations attributable to REX common shareholders	0.01	—

Diluted net income per share attributable to REX common shareholders	$0.49	$0.42

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$4,112	$3,650
Income from discontinued operations, net of tax	540	538

Net income	$4,652	$4,188

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited
(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2011	29,853	$299	20,461	$(193,713)	$142,293	$296,053	$25,032	$269,964

Net income						4,652	904	5,556

Treasury stock acquired			224	(3,563)				(3,563)

Stock options and related tax effects	—	—	(417)	3,882	33	—	—	3,915

Balance at April 30, 2011	29,853	$299	20,268	$(193,394)	$142,326	$300,705	$25,936	$275,872

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096

Net income						4,188		1,417	5,605

Treasury stock acquired			2	(30)					(30)

Unrealized holding losses, net of tax							(22)		(22)

Stock options and related tax effects	—	—	(36)	340	422	—	—	—	762

Balance at April 30, 2010	29,853	$299	20,011	$(186,097)	$142,120	$295,172	$27	$29,890	$281,411

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements Of Cash Flows Unaudited

	Three Months Ended April 30,

	2011	2010

	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$5,556	$5,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,733	3,729
Income from equity method investments	(5,782)	(2,847)
Gain on disposal of real estate and property and equipment	(204)	(2)
Dividends received from equity method investees	2,316	802
Deferred income	(1,273)	(2,320)
Derivative financial instruments	(732)	(189)
Unrealized loss on investments	—	22
Deferred income tax	1,419	1,215
Changes in assets and liabilities:
Accounts receivable	(798)	1,663
Inventory	(4,861)	1,268
Refundable income taxes	8,503	6,573
Other assets	961	953
Accounts payable, trade	1,124	(1,334)
Other liabilities	160	(1,359)

Net cash provided by operating activities	9,122	13,779

Cash flows from investing activities:
Capital expenditures	(555)	(632)
Principal payments of note receivable	—	466
Proceeds from sale of real estate and property and equipment	424	54

Net cash used in investing activities	(131)	(112)

Cash flows from financing activities:
Payments of long-term debt	(2,840)	(13,377)
Stock options exercised	258	762
Treasury stock acquired	(477)	(30)

Net cash used in financing activities	(3,059)	(12,645)

Net increase in cash and cash equivalents	5,932	1,022
Cash and cash equivalents, beginning of period	91,019	100,398

Cash and cash equivalents, end of period	$96,951	$101,420

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
April 30, 2011

Note 1. Consolidated Condensed Financial Statements

          The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2011 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011 (fiscal year 2010). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

          Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX American Resources Corporation and its wholly and majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month. Prior to January 31, 2011, the Company also included the results of operations of Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) on a delayed basis of one month, which was prior to the deconsolidation of Levelland Hockley (see Note 12).

          Nature of Operations – The Company operates in two reportable segments, alternative energy and real estate. The Company substantially completed the exit of its retail business during the second quarter of fiscal year 2009, although it will continue to recognize revenue and expense associated with administering extended service policies as discontinued operations.

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2010 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, the fair value of financial instruments, reserves for lower of cost or market inventory calculations, the fair value of contingent consideration liabilities and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Revenue Recognition

          The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, upon shipment from its plant.

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

Selling, General and Administrative Expenses

          The Company includes non-production related costs from its alternative energy segment such as professional fees, selling charges and certain payroll in selling, general and administrative expenses.

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

Interest Cost

          No interest was capitalized for the quarters ended April 30, 2011 and 2010. Cash paid for interest for the quarters ended April 30, 2011 and 2010 was approximately $617,000 and $1,275,000, respectively.

Financial Instruments

          The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $664,000 and $356,000 for the quarters ended April 30, 2011 and 2010, respectively.

          Forward grain purchase and ethanol and distillers grain sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815 because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distillers grain quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the quarters ended April 30, 2011 and 2010. During the quarters ended April 30, 2011 and 2010, the Company received tax refunds of $7,217,000 and $5,495,000, respectively.

          As of April 30, 2011, total unrecognized tax benefits were approximately $2,733,000 and accrued penalties and interest were $272,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $129,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at April 30, 2011 and January 31, 2011 are as follows (amounts in thousands):

	April 30, 2011	January 31, 2011

Ethanol and other finished goods, net	$3,532	$2,347
Work in process, net	2,011	1,705
Grain and other raw materials	7,137	3,767

Total	$12,680	$7,819

Property and Equipment

          Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

          In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Impairment charges were not significant in the first quarter of fiscal year 2011 or 2010. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Investments and Deposits

          Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at April 30, 2011 and January 31, 2011 are required by two states to cover possible future claims under extended service policies over the remaining live of the service policy contract. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at April 30, 2011 and January 31, 2011. The Company has the intent and ability to hold these securities to maturity.

          The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of one majority owned subsidiary, One Earth, with a one month lag. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. The Company accounts for its investments in Big River Resources, LLC (“Big River”), Patriot Renewable Fuels, LLC (“Patriot”) and NuGen Energy, LLC (“NuGen”) using the equity method of accounting and includes the results of these entities on a delayed basis of one month.

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

Accounting Changes and Recently Issued Accounting Standards

          Periodically, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Note 3. Comprehensive Income

          Comprehensive income includes net income and unrealized gains and losses on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity.

The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended April 30,
	2011	2010

Net income attributable to REX common shareholders	$4,652	$4,188
Unrealized holding losses on available for sale securities, net	—	(22)

Total comprehensive income	$4,652	$4,166

Note 4. Leases

          At April 30, 2011, the Company has lease agreements, as landlord, for all or portions of seven properties. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2012	$1,248
2013	1,254
2014	1,124
2015	780
2016	325
Thereafter	1,566

Total	$6,297

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

          The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820. ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents, restricted investments, derivative liabilities and contingent consideration liabilities at fair value.

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

          Financial assets and liabilities measured at fair value on a recurring basis at April 30,

2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Restricted investments	857	—	—	857

Total assets	$859	$—	$—	$859

Derivative liabilities	$—	$4,791	$—	$4,791
Contingent consideration	—	—	3,578	3,578

Total liabilities	$—	$4,791	$3,578	$8,369

          There were no assets or liabilities measured at fair value on a non-recurring basis subsequent to January 31, 2011 through April 30, 2011.

          Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Restricted investments	857	—	—	857

Total assets	$859	$—	$—	$859

Derivative liabilities	$—	$5,523	$—	$5,523
Contingent consideration	—	—	3,578	3,578

Total liabilities	$—	$5,523	$3,578	$9,101

          Assets measured at fair value on a non-recurring basis over various dates through January 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$4,568	$424

          The fair value of the Company’s debt is approximately $78.1 million and $81.2 million at April 30, 2011 and January 31, 2011, respectively.

Note 6. Property and Equipment

          The components of property and equipment at April 30, 2011 and January 31, 2011 are as follows (amounts in thousands):

	April 30, 2011	January 31, 2011

Land and improvements	$21,812	$21,899
Buildings and improvements	44,129	44,297
Machinery, equipment and fixtures	124,425	124,439
Leasehold improvements	447	440
Construction in progress	5,072	4,578

	195,885	195,653
Less: accumulated depreciation	(28,361)	(25,842)

	$167,524	$169,811

Note 7. Other Assets

          The components of other assets at April 30, 2011 and January 31, 2011 are as follows (amounts in thousands):

	April 30, 2011	January 31, 2011

Deferred financing costs, net	$927	$1,006
Prepaid commissions	1,539	1,924
Real estate taxes refundable	1,320	682
Other	1,691	2,295

Total	$5,477	$5,907

Note 8. Long Term Debt and Interest Rate Swaps

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 275 basis points to LIBOR plus 300 basis points (3.1% -3.3% at April 30, 2011). Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest.

          Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its wholly owned subsidiaries. As of April 30, 2011, approximately $76.5 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at April 30, 2011. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted assets related to One Earth was $62.3 million and $59.8 million at April 30, 2011 and January 31, 2011, respectively. One Earth’s restricted assets total approximately $84.6 million and $81.2 million at April 30, 2011 and January 31, 2011, respectively. Restricted assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank. At April 30, 2011, One Earth was permitted (per the terms of the loan agreement with the Bank) to pay up to approximately $13.9 million in dividends to its members.

          One Earth has no outstanding borrowings on the $10,000,000 revolving loan as of April 30, 2011. One Earth also has access to a secondary line of credit of up to $10,000,000, as adjusted, with First National Bank of Omaha, established as part of the original $100,000,000 term loan and made accessible as a revolving line of credit as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis. At April 30, 2011, One Earth had $8,500,000 of availability on the secondary line of credit and did not have any borrowings thereon at April 30, 2011.

          One Earth has letters of credit outstanding that total approximately $196,000 at April 30, 2011.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At April 30, 2011, the Company recorded a liability of $4.8 million related to the fair value of the swaps. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

Note 9. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.

          The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at April 30, 2011 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$66,749	$4,791

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported gains of $68,000 in the first quarter of fiscal year 2011 and losses of $167,000 in the first quarter of fiscal year 2010.

Note 10. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

          The total intrinsic value of options exercised during the quarters ended April 30, 2011 and 2010 was approximately $3.0 million and $0.2 million, respectively, resulting in tax deductions to realize benefits of approximately $0.6 million and $0.1 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2011	725,903	$10.16
Exercised	(417,400)	$8.01

Outstanding and exercisable at April 30, 2011	308,503	$13.08	2.1	$1,296

          At April 30, 2011, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the period presented (in thousands, except per share amounts):

	Three Months Ended April 30, 2011			Three Months Ended April 30, 2010

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$4,112	9,432	$0.43	$3,650	9,840	$0.37

Effect of stock options	—	128		—	205

Diluted income per share from continuing operations attributable to REX common shareholders	$4,112	9,560	$0.43	$3,650	10,045	$0.36

          For the three months ended April 30, 2011, a total of 12,468 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive. There were no such shares for the three months ended April 30, 2010.

Note 12. Investments and Restricted Deposits

          The Company has approximately $743,000 at April 30, 2011 and January 31, 2011 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes. The deposit earned 2.0% and 2.3% at April 30, 2011 and January 31, 2011, respectively.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $857,000 at April 30, 2011 and January 31, 2011 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes. This investment earned 0.1% at April 30, 2011 and January 31, 2011.

The following table summarizes equity method investments at April 30, 2011 and January 31, 2011 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2011	Carrying Amount January 31, 2011

Big River Resources, LLC	10%	$29,712	$29,443
Patriot Renewable Fuels, LLC	23%	22,698	21,829
NuGen Energy, LLC	48%	18,371	16,077

Total Equity Method Investments		$70,781	$67,349

          During the first quarter of fiscal years 2011 and 2010, the Company recorded income of $1,271,000 and $1,335,000, respectively as its share of earnings from Big River.

          During the first quarter of fiscal years 2011 and 2010, the Company recorded income of $904,000 and $1,512,000, respectively as its share of earnings from Patriot.

          Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. The Company’s investment included $2,410,361 paid at closing to the then sole shareholder of NuGen and $6,805,055 contributed directly to NuGen. At July 1, 2010 an additional $6,451,300 was due based upon cash distributions from NuGen that the Company is entitled to until such balance is paid (“Contingent Consideration”). At April 30, 2011 the Contingent Consideration gross balance due was $4,690,000. The Company determined that the fair value of the Contingent Consideration was $3,578,000 at April 30, 2011, of which $62,000 is included in other current liabilities and $3,516,000 is included in other long-term liabilities on the Consolidated Condensed Balance Sheet. During the first quarter of fiscal year 2011, the Company recorded income of $3,607,000 as its share of earnings from NuGen.

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

          Undistributed earnings of equity method investees totaled approximately $20.4 million and $18.4 million at April 30, 2011 and January 31, 2011, respectively.

          Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three months ended March 31, 2011 and March 31, 2010 (amounts in thousands):

March 31, 2011	Patriot	Big River	NuGen

Net sales and revenue	$88,316	$242,245	$81,138
Gross profit	$5,462	$23,089	$8,889
Income from continuing operations	$3,876	$13,029	$7,850
Net income	$3,876	$13,029	$7,850

March 31, 2010	Patriot	Big River

Net sales and revenue	$56,944	$156,886
Gross profit	$9,643	$14,319
Income from continuing operations	$6,485	$13,714
Net income	$6,485	$13,714

          Patriot, Big River and NuGen have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot, Big River and NuGen combined at April 30, 2011 and January 31, 2011 are approximately $356.2 million and $355.1 million, respectively. The Company’s proportionate share of restricted net assets of Patriot, Big River and NuGen combined at April 30, 2011 and January 31, 2011 are approximately $56.5 million and $52.4 million, respectively.

          On January 31, 2011, the Company sold 814,000 of its membership units in Levelland Hockley County to Levelland Hockley for $1, reducing the ownership interest in Levelland Hockley from 56% to 49%. As a result, the Company no longer had a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, the Company deconsolidated Levelland Hockley and began using the equity method of accounting. In connection with the deconsolidation, the Company recorded its remaining non controlling equity interest and debt investments at fair value. The Company’s estimate of fair value for all of its investments in Levelland Hockley was $0 at April 30, 2011 and January 31, 2011. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. As a result, the Company no longer can exercise significant influence over Levelland Hockley and began using the cost method of accounting. There was no change in the carrying value of the Company’s investments in Levelland Hockley as a result of the change to the cost method of accounting.

Note 13. Income Taxes

          The effective tax rate on consolidated pre-tax income from continuing operations was 34.7% for the quarter ended April 30, 2011, 30.8% for the year ended January 31, 2011 and 32.7% for the quarter ended April 30, 2010. The provision for state taxes was approximately 4% for the quarter ended April 30, 2011, 4% for the year ended January 31, 2011 and 5% for the quarter ended April 30, 2010.

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

Unrecognized tax benefits, February 1, 2011	$2,976
Changes for prior years’ tax positions	29
Changes for current year tax positions	—

Unrecognized tax benefits, April 30, 2011	$3,005

Note 14. Discontinued Operations

          During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, all operations of the Company’s former retail segment and certain sold properties have been classified as discontinued operations for all periods presented. Once real estate property has been sold, and no continuing involvement is expected, the Company classifies the results of the operations as discontinued operations. The results of operations were previously reported in the Company’s retail or real estate segment, depending on when the store ceased operations. Below is a table reflecting certain items of the Consolidated Condensed Statements of Operations that were reclassified as discontinued operations for the periods indicated (amounts in thousands):

	Three Months Ended April 30,

	2011	2010

Net sales and revenue	$1,290	$2,371
Cost of sales	178	613
Income before income taxes	678	901
Provision for income taxes	(263)	(363)
Income from discontinued operations, net of tax	$415	$538

Gain on disposal before benefit for income taxes	$204	$—
Provision for income taxes	(79)	—

Gain on disposal of discontinued operations, net of tax	$125	$—

Note 15. Commitments and Contingencies

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

          One Earth has forward purchase contracts for 2,606,000 bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the grain through June 2011.

          One Earth has combined sales commitments for 12.9 million gallons of ethanol and 18,000 tons of distiller grains. One Earth expects to deliver the ethanol and distiller grains through June 2011.

Note 16. Segment Reporting

          The Company has two segments: alternative energy and real estate. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains on derivative financial instruments. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended April 30,
	2011	2010

Net sales and revenue:
Alternative energy	$80,882	$71,022
Real estate	332	250

Total net sales and revenues	$81,214	$71,272

Segment gross profit (loss):
Alternative energy	$4,778	$8,462
Real estate	(98)	(265)

Total gross profit	$4,680	$8,197

Segment profit (loss):
Alternative energy segment profit (1)	$8,409	$8,613
Real estate segment loss	(167)	(327)
Corporate expense	(660)	(772)
Interest expense	(42)	(49)
Interest income	141	69

Income from continuing operations before income taxes and noncontrolling interests	$7,681	$7,534

          (1) Includes equity in income of unconsolidated ethanol subsidiaries of $5,782,000 and $2,847,000 in the first quarters of fiscal years 2011 and 2010, respectively.

	April 30, 2011	January 31, 2011

Assets:
Alternative energy	$262,038	$257,202
Real estate	21,988	22,235
Corporate	94,043	96,285

Total assets	$378,069	$375,722

	Three Months Ended April 30,
	2011	2010

Sales of products alternative energy segment:
Ethanol	82%	84%
Distillers grains	18%	16%

Total	100%	100%

Sales of services real estate segment:
Leasing	100%	100%

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

          Cash, except for cash held by One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $16.8 million held by One Earth will be used to fund working capital needs for that entity.

Note 17. Related-Party Transactions

          During the first quarter of fiscal year 2011 and 2010, the Company purchased approximately $69.4 million and $32.7 million, respectively, of corn from the Alliance Grain Elevator, an equity investor in One Earth.

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

          In addition, we have owned real estate remaining from our former retail store operations. The real estate consists of 29 former retail stores and one distribution center which we include in our real estate segment.

          We currently have approximately $147 million of equity investments in five ethanol limited liability corporations, one of which we have a majority ownership interest in. We originally invested approximately $100.6 million in these five entities. We may consider making additional investments in the alternative energy segment during fiscal year 2011. Our ethanol ownership interests are summarized in the table below:

Ethanol Ownership Interests as of April 30, 2011

Entity	Nameplate Production Capacity (gallons)	REX’s Ownership Interest	REX Effective Nameplate Capacity Owned (gallons)

One Earth Energy, LLC Gibson City, IL	100M	74%	74.0M
NuGen Energy, LLC Marion, SD	100M	48%	48.0M
Patriot Renewable Fuels, LLC Annawan, IL	100M	23%	23.0M
Big River Resources, LLC W. Burlington, IA	92M	10%	9.2M
Big River Resources, LLC Galva, IL	100M	10%	10.0M
Big River United Energy, LLC Dyersville, IA	100M	5%	5.0M
Levelland Hockley County Ethanol, LLC Hockley County, Texas (1)	40M	49%	19.6M

Total (1)	592M	n/a	169.2

                    (1) Total excludes nameplate production capacity and the effective nameplate capacity owned by REX related to the Levelland Hockley operations which ceased production in January 2011.

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

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2011” means the period February 1, 2011 to January 31, 2012.

Results of Operations

          For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months Ended April 30, 2011 and 2010

          Net sales and revenue in the quarter ended April 30, 2011 were $81.2 million compared to $71.3 million in the prior year’s first quarter, representing an increase of $9.9 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $9.9 million. Net sales and revenue from our real estate segment were $0.3 million in the first quarters of fiscal years 2011 and 2010.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended April 30,

Product Category	2011	2010

Ethanol	81.3%	83.6%
Distiller grains	18.3	15.9
Leasing	0.4	0.4
Other	—	0.1

Total	100.0%	100.0%

          Gross profit of $4.7 million (5.8% of net sales and revenue) in the first quarter of fiscal year 2011 was approximately $3.5 million lower than the $8.2 million (11.5% of net sales and revenue) recorded in the first quarter of fiscal year 2010. Gross profit for the first quarter of fiscal year 2011 decreased by $3.7 million compared to the prior year from our alternative energy segment. The decrease was primarily a result of lower crush spreads realized during the current year compared to the prior year. Gross loss for the first quarter of fiscal year 2011 decreased by $0.2 million compared to the prior year from our real estate segment.

          Selling, general and administrative expenses for the first quarter of fiscal year 2011 were $2.3 million (2.9% of net sales and revenue), an increase of $0.2 million from $2.1 million (2.9% of net sales and revenue) for the first quarter of fiscal year 2010. Compared to the prior year, these expenses increased approximately $0.3 million in the alternative energy segment and decreased approximately $0.1 million in the corporate and other category, respectively.

          Interest income of $0.2 million for the first quarter of fiscal year 2011 is comparable to the $0.1 million for the first quarter of fiscal year 2010.

          Interest expense was $0.7 million for the first quarter of fiscal year 2011 compared to $1.4 million for the first quarter of fiscal year 2010. The decrease was primarily attributable to the alternative energy segment as we no longer consolidate the operations of Levelland Hockley which had approximately $0.6 million of interest expense in the first quarter of fiscal year 2010.

          During the first quarters of fiscal years 2011 and 2010, we recognized income of approximately $5.8 million and $2.8 million, respectively, from our equity investments in Big River, Patriot and NuGen. Big River has a 92 million gallon nameplate plant which has been in operation since 2004. Big River opened an additional 100 million gallon nameplate plant during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a 100 million gallon nameplate plant in August 2009. Patriot has a 100 million gallon nameplate plant which has been in operation since the second quarter of fiscal year 2008. We acquired a 48% ownership interest in NuGen, which operates a 100 million gallon nameplate plant, on July 1, 2010.

          Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River, Patriot and NuGen being similar to historical results.

          We recognized gains of $68,000 and losses of $167,000 during the first quarters of fiscal years 2011 and 2010, respectively, primarily related to forward starting interest rate swap agreements that One Earth entered into during fiscal year 2007. In general, declining interest rates have a negative effect on our interest rate swaps and vice versa, as our swaps fixed the interest rate of variable rate debt. Should interest rates decline, we would expect to experience losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

          Our effective tax rate was 34.7% and 32.7% for the first quarter of fiscal years 2011 and 2010, respectively. Our effective tax rate increased, as the noncontrolling interests in the income or loss of consolidated subsidiaries is presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. The noncontrolling interests in the income of One Earth was a lower proportion of pre-tax income in fiscal year 2011 compared to the pre-tax income of One Earth and Levelland Hockley for fiscal year 2010.

          As a result of the foregoing, income from continuing operations including noncontrolling interests was $5.0 million for the first quarter of fiscal year 2011 versus $5.1 million for the first quarter of fiscal year 2010.

          During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of tax, of $0.4 million in the first quarter of fiscal year 2011 compared to $0.5 million in the first quarter of fiscal year 2010. One property classified as discontinued operations was sold during the first quarter of fiscal year 2011, resulting in a gain, net of taxes of $0.1 million. There was no such gain or loss during the first quarter of fiscal year 2010.

          Income related to noncontrolling interests was $0.9 million and $1.4 million during the first quarters of fiscal years 2011 and 2010, respectively, and represents the owners’ (other than REX) share of the income or loss of Levelland Hockley and One Earth in fiscal year 2010. The 2011 non controlling interests represents the non-REX owners’ share of One Earth only, as we deconsolidated Levelland Hockley as of January 31, 2011.

          As a result of the foregoing, net income attributable to REX common shareholders was $4.7 million for the first quarter of fiscal year 2011 compared to $4.2 million for the first quarter of fiscal year 2010.

Business Segment Results

          We have two segments: alternative energy and real estate. The real estate segment was formerly included in the retail segment. The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 16, our chief operating decision maker (as defined by ASC 280, “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit includes gains and losses on derivative financial instruments. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

          Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended April 30,
	2011	2010

Net sales and revenue:
Alternative energy	$80,882	$71,022
Real estate	332	250

Total net sales and revenues	$81,214	$71,272

Segment gross profit (loss):
Alternative energy	$4,778	$8,462
Real estate	(98)	(265)

Total gross profit	$4,680	$8,197

Segment profit (loss):
Alternative energy segment profit	$8,409	$8,613
Real estate segment loss	(167)	(327)
Corporate expense	(660)	(772)
Interest expense	(42)	(49)
Interest income	141	69

Income from continuing operations before income taxes and noncontrolling interests	$7,681	$7,534

Alternative Energy

          The alternative energy segment includes the consolidated financial statements of Levelland Hockley (fiscal year 2010) and One Earth (fiscal years 2011 and 2010) and, our equity method and cost method investments in ethanol facilities, the income related to those investments and certain administrative expenses. One Earth became fully operational during the third quarter of fiscal year 2009. As of January 31, 2011, we no longer had a controlling financial interest in Levelland Hockley, and, therefore, we deconsolidated the entity. Thus, the results of Levelland Hockley are included in the sales by product group and operating data tables below for fiscal year 2010 only.

The following table summarizes sales by product group (amounts in thousands):

	Three Months Ended April 30,
	2011	2010

Ethanol	$66,058	$59,529
Dried distiller grains	14,528	9,258
Other	296	2,235

Total	$80,882	$71,022

The following table summarizes certain operating data:

	Three Months Ended April 30,
	2011	2010

Average selling price per gallon of ethanol	$2.35	$1.73
Average selling price per ton of dried distiller grains	$183.22	$121.32
Average cost per bushel of grain	$6.56	$3.67
Average cost of natural gas (per mmbtu)	$4.37	$5.65

          Net sales and revenue increased $9.9 million to $80.9 million primarily a result of higher prices realized from ethanol and dried distiller grains sales. Ethanol sales increased from approximately $59.5 million in the prior year to approximately $66.1 million in the current year. The average selling price per gallon of ethanol increased from $1.73 in the prior year to $2.35 in the current year. Our ethanol sales were based upon approximately 28.2 million gallons in the current year compared to 34.5 million gallons in the prior year. The decline in gallons of ethanol sold results primarily from including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. Dried distiller grains sales increased from approximately $9.3 million in the prior year to approximately $14.5 million in the current year. The average selling price per ton of dried distiller grains increased from $121.32 in the prior year to $183.22 in the current year. Our dried distiller grains sales were based upon approximately 81,000 tons in the current year compared to approximately 76,000 tons in the prior year. Other product sales decreased from approximately $2.2 million in the prior year to approximately $0.3 million in the current year; primarily a result of the deconsolidation of Levelland Hockley at January 31, 2011. We expect that future sales of other products will be consistent with those sales we experienced during the first quarter of fiscal year 2011. We expect that net sales and revenue in future periods will be based upon production of approximately 100 million to 115 million gallons of ethanol and 300,000 to 320,000 tons of dried distiller gains per year. This expectation assumes that One Earth will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized.

          Gross profit from these sales was approximately $4.8 million during the first quarter of fiscal year 2011 compared to $8.5 million during the first quarter of fiscal year 2010. Gross profit declined primarily as a result of lower crush spreads realized during the current year compared to the prior year. The crush spread for the current year was approximately $0.01 per gallon of ethanol sold compared to the prior year which was approximately $0.42 per gallon of ethanol sold. This trend was partially offset by the higher selling prices realized for dried distiller grains. Grain accounted for approximately 86.7% ($66.0 million) of our cost of sales during the first quarter of fiscal year 2011 compared to 74.1% ($46.3 million) during the first quarter of fiscal year 2010. Natural gas accounted for approximately 4.8% ($3.6 million) of our cost of sales during the first quarter of fiscal year 2011 compared to 8.9% ($5.5 million) during the first quarter of fiscal year 2010. Given the inherent volatility in ethanol, distillers grain and grain prices, we cannot predict the likelihood that the spread between ethanol, distillers grain and grain prices in future periods will remain favorable or consistent compared to historical periods.

          We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Approximately 10% of our forecasted ethanol and distillers grain production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of ethanol from the current pricing would result in a decrease in revenues of approximately $23.5 million. Similarly, approximately 7% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of corn from current pricing would result in an increase in cost of goods sold of approximately $22.7 million.

          Selling, general and administrative expenses were approximately $1.6 million in the first quarter of fiscal year 2011, a $0.3 million increase from $1.3 million in the first quarter of fiscal year 2010. Selling related expenses increased at One Earth from higher commissions and freight charges related to distillers grains sales, which is the majority of the increase in selling, general and administrative expenses in the current year. We expect selling, general and administrative expenses to remain consistent with the first quarter of fiscal year 2011 results in future periods.

          Interest expense decreased approximately $0.7 million in the current year from the prior year to $0.6 million. This decrease is primarily a result of including the results of Levelland Hockley in the prior year but not in the current year. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first quarter of fiscal year 2011 levels based on current debt levels.

          Income from equity method investments in Big River, Patriot and NuGen increased from $2.8 million in the prior year to $5.8 million in the current year. We recognized $1.3 million of income from Big River in the first quarter of fiscal year 2011 consistent with the prior year first quarter. We recognized $0.9 million of income from Patriot in the first quarter of fiscal year 2011 compared to $1.5 million in the first quarter of fiscal year 2010. We recognized approximately $3.6 million of income from NuGen in the current year; there was no income recognized in the first quarter of fiscal year 2010 given that the acquisition of our interest in NuGen was effective July 1, 2010. Big River and NuGen had successful risk management results and grain procurement opportunities which aided these entities in posting results equal to or better than prior year results. The decline in Patriot’s profitability from the prior year level is primarily a result of narrowing crush spreads in the current year. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Gains on derivative financial instruments held by One Earth were $0.1 million in the current year compared to losses of $0.2 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit decreased to $8.4 million in the first quarter of fiscal year 2011 compared to $8.6 million in the first quarter of fiscal year 2010.

Real Estate

          The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At April 30, 2011, we have lease agreements, as landlord, for all or parts of six owned former retail stores (67,000 square feet leased and 10,000 square feet vacant). We have 23 owned former retail stores (293,000 square feet) that are vacant at April 30, 2011. We are marketing these vacant properties for lease or sale. In addition, one former distribution center is partially leased (266,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (211,000 square feet).

          Net sales and revenue increased in the first quarter of fiscal year 2011 to $332,000 from $250,000 in the first quarter of fiscal year 2010. This increase is primarily the result of a lease we entered into for a portion of a former distribution center which began during the fourth quarter of fiscal year 2010. We expect lease revenue for the remainder of fiscal year 2011 to be consistent with the first quarter of fiscal year 2011 based upon leases currently executed.

          Gross loss in the first quarter of fiscal year 2011 was approximately $98,000 compared to approximately $265,000 in the first quarter of fiscal year 2010. Gross loss improved compared to the prior year as a result of fewer vacant properties during fiscal year 2011 compared to fiscal year 2010. We expect gross loss for the remainder of fiscal year 2011 to be consistent with the first quarter of fiscal year 2011 based upon leases currently executed. If we are successful in our marketing efforts related to vacant properties, we would expect gross profit (loss) to improve over the first quarter of fiscal year 2011 results.

          As a result of the factors discussed above, segment loss decreased to approximately $167,000 in the first quarter of fiscal year 2011 from approximately $327,000 in the first quarter of fiscal year 2010.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

          Selling, general and administrative expenses were approximately $660,000 in the first quarter of fiscal year 2011 compared to approximately $772,000 in the first quarter of fiscal year 2010. We expect these expenses for the remainder of fiscal year 2011 to be consistent with the first quarter of fiscal year 2011 results.

          Interest income was approximately $141,000 in the first quarter of fiscal year 2011 compared to approximately $69,000 in the first quarter of fiscal year 2010. The increase in interest income is primarily a result of interest earned on tax refunds collected in the first quarter of fiscal year 2011. We expect interest income in future periods to be lower than the first quarter of fiscal year 2011 results and consistent with historical comparable results.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $9.1 million for the first quarter of fiscal year 2011, compared to $13.8 million for the first quarter of fiscal year 2010. For the first three months of fiscal year 2011, cash was provided by net income of $5.6 million, adjusted for non-cash items of $2.9 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were $2.3 million in the first quarter of fiscal year 2011. In addition, refundable income taxes provided cash of $8.5 million, primarily a result of federal tax refunds received. Accounts receivable and inventory used cash of $0.8 million and $4.9 million, respectively, a result of higher commodity prices and normal variations in production and sales levels. An increase in accounts payable provided cash of $1.1 million which is a result of higher commodity prices and the timing of vendor payments and inventory receipts.

          Net cash provided by operating activities was approximately $13.8 million for the first quarter of fiscal year 2010. For the first three months of fiscal year 2010, cash was provided by net income of $5.6 million, adjusted for non-cash items of $0.2 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were $0.8 million in the first quarter of fiscal year 2010. In addition, refundable income taxes provided cash of $6.6 million, primarily a result of federal tax refunds received. Accounts receivable and inventory provided cash of $1.6 million and $1.3 million, respectively, a result of normal variations in production and sales levels. The primary use of cash was a decrease in accounts payable of $1.3 million which is a result of the timing of vendor payments and inventory receipts.

          At April 30, 2011, working capital was $102.1 million compared to $101.3 million at January 31, 2011. This increase is primarily a result of cash generated from operations. The ratio of current assets to current liabilities was 5.0 to 1 at April 30, 2011 and 5.1 to 1 at January 31, 2011.

          Cash of $0.1 million was used in investing activities for the first quarter of fiscal year 2011, consistent with cash used during the first quarter of fiscal year 2010. During the first quarter of fiscal year 2011, we had capital expenditures of approximately $0.6 million, primarily related to improvements at the One Earth ethanol plant. We received approximately $0.4 million as proceeds from the sale of one real estate property.

          Cash of $0.1 million was used in investing activities for the first quarter of fiscal year 2010. During the first quarter of fiscal year 2010, we had capital expenditures of approximately $0.6 million, primarily related to improvements at the Levelland Hockley ethanol plant and certain real estate properties. We received approximately $0.5 million from Patriot as repayments on their promissory note.

          Cash used in financing activities totaled approximately $3.1 million for the first quarter of fiscal year 2011 compared to $12.6 million for the first quarter of fiscal year 2010. Cash was used by debt payments of $2.8 million, primarily on One Earth’s term loans. Stock option activity generated cash of $0.3 million. We used $0.5 million to repurchase our common stock during the first quarter of fiscal year 2010.

          Cash used in financing activities totaled approximately $12.6 million for the first quarter of fiscal year 2010. Cash was used by debt payments of $13.4 million, primarily on Levelland Hockley’s and One Earth’s term loans. Approximately $9.8 million of the debt payments related to a revolving line of credit at One Earth. Stock option activity generated cash of $0.8 million.

          We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.

          We plan to seek and evaluate various investment opportunities. We can make no assurances that we will be successful in our efforts to find such opportunities.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, sorghum, distiller grains, ethanol, gasoline and natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

          We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $76.5 million outstanding in debt as of April 30, 2011, that is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 275 to 300 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would affect our interest cost on such debt by approximately $0.2 million per year in the aggregate.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha during fiscal years 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminates on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at March 31, 2011 would change the fair value of the interest rate swaps by approximately $0.5 million.

Commodity Price Risk

          We generally do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder on a floating index. A sensitivity analysis has been prepared to estimate our exposure to ethanol, grain and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in our average corn, natural gas price and ethanol prices as of April 30, 2011. The volumes are based on our actual use and sale of these commodities for the quarter ended April 30, 2011. The results of this analysis are as follows:

	Volume for the Quarter Ended April 30, 2011	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income

Natural Gas	805,366	MMBtu	10%	$352,000
Ethanol	28,163,449	Gallons	10%	$6,597,000
Corn	10,052,247	Bushels	10%	$6,608,000

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          During the quarter ended April 30, 2011, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

          We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 1-28, 2011	—	$—	—	468,044
March 1-31, 2011	500	15.88	500	467,544
April 1-30, 2011	223,536	15.90	28,606	438,938

Total	224,036	$15.90	29,106	438,938

(1)

On October 7, 2010, our Board of Directors increased our share repurchase authorization by an additional 500,000. At April 30, 2011, a total of 438,938 shares remained available to purchase under this authorization.

(2)

A total of 194,930 shares of common stock were purchased by us other than through a publicly announced plan or program. The shares were acquired on April 13, 2011 as tenders of the exercise price of stock options exercised by one director and two executive officers. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $3,086,000.

Item 6. Exhibits.

          The following exhibits are filed with this report:

4(a)

Fifth Amendment of Construction Loan Agreement dated May 31, 2011 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	June 2, 2011
(Chief Executive Officer)
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer	June 2, 2011
(Chief Financial Officer)
(Douglas L. Bruggeman)