Form 10-Q
period 2011-07-31
REX AMERICAN RESOURCES Corp
filed 2011-09-06
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
Yes ☐ No ☒

At the close of business on September 2, 2011 the registrant had 9,425,746 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	July 31, 2011	January 31, 2011

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$96,435	$91,019
Accounts receivable, net	7,881	9,619
Inventory	10,370	7,819
Refundable income taxes	—	8,503
Prepaid expenses and other	2,881	3,055
Deferred taxes, net	3,623	5,834

Total current assets	121,190	125,849
Property and equipment, net	163,106	169,811
Other assets	4,544	5,907
Deferred taxes, net	5,206	5,206
Equity method investments	74,506	67,349
Restricted investments and deposits	1,600	1,600

Total assets	$370,152	$375,722

Liabilities and equity:
Current liabilities:
Current portion of long-term debt, alternative energy	$10,643	$9,672
Current portion of long-term debt, other	342	342
Accounts payable, trade	1,345	2,557
Deferred income	2,723	3,982
Accrued real estate taxes	1,792	2,393
Derivative financial instruments	1,720	1,835
Other current liabilities	5,995	3,786

Total current liabilities	24,560	24,567

Long-term liabilities:
Long-term debt, alternative energy	63,679	69,049
Long-term debt, other	1,187	1,924
Deferred income	1,308	2,416
Derivative financial instruments	3,195	3,688
Other	2,859	4,114

Total long-term liabilities	72,228	81,191

Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	142,379	142,293
Retained earnings	303,052	296,053
Treasury stock	(196,000)	(193,713)

Total REX shareholders’ equity	249,730	244,932
Noncontrolling interests	23,634	25,032

Total equity	273,364	269,964

Total liabilities and equity	$370,152	$375,722

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended July 31,		Six Months Ended July 31,

	2011	2010	2011	2010

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$73,851	$65,087	$155,065	$136,359
Cost of sales	74,137	60,053	150,660	122,937

Gross (loss) profit	(286)	5,034	4,405	13,422
Selling, general and administrative expenses	(1,976)	(1,859)	(4,288)	(3,962)
Interest income	101	124	271	238
Interest expense	(646)	(1,338)	(1,316)	(2,710)
Income from synthetic fuel investments	2,883	—	2,883	—
Loss on early termination of debt	—	—	—	(48)
Equity in income of unconsolidated ethanol affiliates	3,761	1,083	9,543	3,930
Losses on derivative financial instruments, net	(757)	(1,878)	(689)	(2,045)

Income from continuing operations before provision for income taxes and discontinued operations	3,080	1,166	10,809	8,825
Provision for income taxes	(1,471)	(622)	(4,188)	(3,181)

Income from continuing operations including noncontrolling interests	1,609	544	6,621	5,644
Income from discontinued operations, net of tax	384	530	794	1,035
Gain on disposal of discontinued operations, net of tax	40	20	174	20

Net income including noncontrolling interests	2,033	1,094	7,589	6,699
Net loss (income) attributable to noncontrolling interests	314	140	(590)	(1,277)

Net income attributable to REX common shareholders	$2,347	$1,234	$6,999	$5,422

Weighted average shares outstanding – basic	9,513	9,790	9,473	9,815

Basic income per share from continuing operations attributable to REX common shareholders	$0.20	$0.07	$0.64	$0.44
Basic income per share from discontinued operations attributable to REX common shareholders	0.04	0.06	0.08	0.11
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.01	—	0.02	—

Basic net income per share attributable to REX common shareholders	$0.25	$0.13	$0.74	$0.55

Weighted average shares outstanding – diluted	9,550	9,976	9,557	10,010

Diluted income per share from continuing operations attributable to REX common shareholders	$0.20	$0.07	$0.63	$0.44
Diluted income per share from discontinued operations attributable to REX common shareholders	0.04	0.05	0.08	0.10
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.01	—	0.02	—

Diluted net income per share attributable to REX common shareholders	$0.25	$0.12	$0.73	$0.54

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$1,923	$684	$6,031	$4,367
Income from discontinued operations, net of tax	424	550	968	1,055

Net income	$2,347	$1,234	$6,999	$5,422

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited
(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2011	29,853	$299	20,461	$(193,713)	$142,293	$296,053	$25,032	$269,964

Net income						6,999	590	7,589

Noncontrolling interests distribution							(1,796)	(1,796)

Other							(192)	(192)

Treasury stock acquired			393	(6,353)				(6,353)

Stock options and related tax effects	—	—	(436)	4,066	86	—	—	4,152

Balance at July 31, 2011	29,853	$299	20,418	$(196,000)	$142,379	$303,052	$23,634	$273,364

	REX Shareholders

	Common Shares Issued						Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
			Treasury
					Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount

Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096

Net income						5,422		1,277	6,699

Treasury stock acquired			187	(3,311)					(3,311)

Reclassification adjustment for net gains included in net income, net of tax							(49)		(49)

Stock options and related tax effects	—	—	(91)	866	572	—	—	—	1,438

Balance at July 31, 2010	29,853	$299	20,141	$(188,852)	$142,270	$296,406	$—	$29,750	$279,873

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Six Months Ended July 31,

	2011	2010

	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$7,589	$6,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,519	7,646
Impairment charges and other	1,153	510
Income from equity method investments	(9,543)	(3,930)
Income from synthetic fuel investments	(2,883)	—
(Gain) loss on disposal of real estate and property and equipment	(271)	28
Dividends received from equity method investees	2,316	802
Deferred income	(2,367)	(4,422)
Derivative financial instruments	(608)	335
Deferred income tax	2,859	1,375
Changes in assets and liabilities:
Accounts receivable	1,738	231
Inventory	(2,551)	2,326
Other assets	9,890	7,412
Accounts payable, trade	(1,652)	(869)
Other liabilities	1,665	(2,154)

Net cash provided by operating activities	12,854	15,989

Cash flows from investing activities:
Capital expenditures	(637)	(918)
Proceeds from sale of synthetic fuel investment	2,883	—
Purchase of equity method investment	—	(9,216)
Principal payments received on investment in debt instruments	—	933
Proceeds from sale of real estate and property and equipment	1,603	1,540
Restricted investments	—	500

Net cash provided by (used in) investing activities	3,849	(7,161)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(5,136)	(17,737)
Repayments of contingent consideration	(1,313)	—
Stock options exercised	312	1,438
Payments to noncontrolling interests holders	(1,796)	—
Other	(192)	—
Treasury stock acquired	(3,162)	(3,311)

Net cash used in financing activities	(11,287)	(19,610)

Net increase (decrease) in cash and cash equivalents	5,416	(10,782)
Cash and cash equivalents, beginning of period	91,019	100,398

Cash and cash equivalents, end of period	$96,435	$89,616

Non cash activities - Accrued capital expenditures	$440	$102

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
July 31, 2011

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

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2010 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include management bonuses, the fair value of financial instruments, reserves for lower of cost or market inventory calculations and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Interest Cost

          No interest was capitalized for the six months ended July 31, 2011 and 2010. Cash paid for interest for the six months ended July 31, 2011 and 2010 was approximately $1,353,000 and $2,448,000, respectively.

Financial Instruments

          The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $1,297,000 and $1,710,000 for the six months ended July 31, 2011 and 2010, respectively.

          Forward grain purchase and ethanol and distillers grains sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815 because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol and distillers grains quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the six months ended July 31, 2011 and 2010. During the six months ended July 31, 2011 and 2010, the Company received tax refunds of $7,247,000 and $5,539,000, respectively.

          As of July 31, 2011, total unrecognized tax benefits were approximately $2,733,000 and accrued penalties and interest were $301,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $129,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at July 31, 2011 and January 31, 2011 are as follows (amounts in thousands):

	July 31, 2011	January 31, 2011

Ethanol and other finished goods, net	$2,554	$2,347
Work in process, net	2,344	1,705
Grain and other raw materials	5,472	3,767

Total	$10,370	$7,819

Property and Equipment

          Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

          In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Impairment charges were approximately $1.2 million and $0.4 million in the first six months of fiscal years 2011 and 2010, respectively. These charges relate to the Company’s real estate segment (fiscal year 2011) and discontinued operations (fiscal year 2010). Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Investments and Deposits

          Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at July 31, 2011 and January 31, 2011 are required by two states to cover possible future claims under extended service policies over the remaining lives of the service policy contracts. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company

has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at July 31, 2011 and January 31, 2011. The Company has the intent and ability to hold these securities to maturity.

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

          The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in the Consolidated Condensed Statements of Operations and a new cost basis in the investment is established.

Accounting Changes and Recently Issued Accounting Standards

          Effective February 1, 2012, the Company will be required to adopt the third phase of amended guidance in ASC 820 “Fair Value Measurements and Disclosures”. The amendment establishes common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and those prepared in conformity with International Financial Reporting Standards. The amended guidance clarifies the application of existing requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company has not determined the impact, if any, of adopting this amended guidance.

          Effective February 1, 2012, the Company will be required to adopt the amended guidance in ASC 220 “Comprehensive Income”. This amendment increases the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and rather requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. The Company has determined that the changes to the accounting standards will affect the presentation of consolidated financial information but will not have a material effect on the Company’s financial position or results of operations.

Note 3. Comprehensive Income

          Comprehensive income includes net income and unrealized gains and losses on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Net income attributable to REX common shareholders	$2,347	$1,234	$6,999	$5,422
Reclassification adjustment for net gains included in net income, net of tax	—	(27)	—	(49)

Total comprehensive income	$2,347	$1,207	$6,999	$5,373

Note 4. Leases

          At July 31, 2011, the Company has lease agreements, as landlord, for all or portions of seven properties. We also have seasonal (temporary) lease agreements, as landlord for four owned properties. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2012	$721
2013	1,254
2014	1,161
2015	920
2016	350
Thereafter	1,631

Total	$6,037

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

          The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820. ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents, restricted investments and derivative liabilities at fair value.

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

          Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Restricted investments	857	—	—	857

Total assets	$859	$—	$—	$859

Derivative liabilities and total liabilities	$—	$4,915	$—	$4,915

          Assets measured at fair value on a non-recurring basis over various dates through July 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$5,985	$1,153

          Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Restricted investments	857	—	—	857

Total assets	$859	$—	$—	$859

Derivative liabilities and total liabilities	$—	$5,523	$—	$5,523

          Assets measured at fair value on a non-recurring basis over various dates through January 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$4,568	$424

          The fair value of the Company’s debt is approximately $75.9 million and $81.2 million at July 31, 2011 and January 31, 2011, respectively.

          A contingent consideration liability with an initial fair value of $4,750,000 was recorded at July 1, 2010, the date of the NuGen acquisition (see Note 12). The balance of this liability was $3,578,000 and $2,265,000 at January 31, 2011 and July 31, 2011, respectively. The reductions in the carrying value of the liability primarily result from distributions paid to the seller.

Note 6. Property and Equipment

          The components of property and equipment at July 31, 2011 and January 31, 2011 are as follows (amounts in thousands):

	July 31, 2011	January 31, 2011

Land and improvements	$21,252	$21,899
Buildings and improvements	42,396	44,297
Machinery, equipment and fixtures	129,320	124,439
Leasehold improvements	394	440
Construction in progress	440	4,578

	193,802	195,653
Less: accumulated depreciation	(30,696)	(25,842)

	$163,106	$169,811

Note 7. Other Assets

          The components of other assets at July 31, 2011 and January 31, 2011 are as follows (amounts in thousands):

	July 31, 2011	January 31, 2011

Deferred financing costs, net	$850	$1,006
Prepaid commissions	1,211	1,924
Real estate taxes refundable	1,320	682
Other	1,163	2,295

Total	$4,544	$5,907

Note 8. Long Term Debt and Interest Rate Swaps

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”).

The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.0% -3.3% at July 31, 2011). Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest.

          Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its wholly owned subsidiaries. As of July 31, 2011, approximately $74.3 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at July 31, 2011. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted assets related to One Earth was approximately $66.5 million and $59.8 million at July 31, 2011 and January 31, 2011, respectively. One Earth’s restricted assets total approximately $90.2 million and $81.2 million at July 31, 2011 and January 31, 2011, respectively. Restricted assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

          One Earth has no outstanding borrowings on the $10,000,000 revolving loan as of July 31, 2011. One Earth also has access to a secondary line of credit of up to $4,900,000, as adjusted, with First National Bank of Omaha, established as part of the original $100,000,000 term loan and made accessible as a revolving line of credit as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis.

          One Earth has letters of credit outstanding that total approximately $196,000 at July 31, 2011.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At July 31, 2011 and January 31, 2011, the Company recorded a liability of approximately $4.9 million and $5.5 million, respectively, related to the fair value of the swaps. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

Note 9. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at July 31, 2011 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$65,321	$4,915

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $757,000 and $1,878,000 in the second quarter of fiscal years 2011 and 2010, respectively. The Company reported losses of $689,000 and $2,045,000 in the first six months of fiscal years 2011 and 2010, respectively.

Note 10. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

          The total intrinsic value of options exercised during the six months ended July 31, 2011 and 2010 was approximately $3.1 million and $0.5 million, respectively, resulting in tax deductions to realize benefits of approximately $0.6 million and $0.2 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2011	725,903	$10.16
Exercised	(436,680)	$8.11

Outstanding and exercisable at July 31, 2011	289,223	$13.26	2.0	$1,148

          Certain officers and directors of the Company tendered 201,225 shares of the Company’s common stock as payment of the exercise price of stock options exercised pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $15.83 per share.

          At July 31, 2011, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended July 31, 2011			Three Months Ended July 31, 2010

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$1,923	9,513	$0.20	$684	9,790	$0.07

Effect of stock options	—	37		—	186

Diluted income per share from continuing operations attributable to REX common shareholders	$1,923	9,550	$0.20	$684	9,976	$0.07

	Six Months Ended July 31, 2011			Six Months Ended July 31, 2010

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$6,031	9,473	$0.64	$4,367	9,815	$0.44

Effect of stock options	—	84		—	195

Diluted income per share from continuing operations attributable to REX common shareholders	$6,031	9,557	$0.63	$4,367	10,010	$0.44

          For the six months ended July 31, 2011, a total of 12,468 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive. There were no such shares for the three months ended July 31, 2011 and for the three months and six months ended July 31, 2010.

Note 12. Investments and Restricted Deposits

          The Company has approximately $743,000 at July 31, 2011 and January 31, 2011 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $857,000 at July 31, 2011 and January 31, 2011 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes.

          The following table summarizes equity method investments at July 31, 2011 and January 31, 2011 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount July 31, 2011	Carrying Amount January 31, 2011

Big River	10%	$31,295	$29,443
Patriot	23%	23,132	21,829
NuGen	48%	20,079	16,077

Total Equity Method Investments		$74,506	$67,349

          The following table summarizes income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Big River	$1,583	$627	$2,854	$1,961
Patriot	469	456	1,373	1,969
NuGen	1,709	—	5,316	—

Total	$3,761	$1,083	$9,543	$3,930

          Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. The Company’s investment included $2,410,361 paid at closing to the then sole shareholder of NuGen and $6,805,055 contributed directly to NuGen. At July 1, 2010 an additional $6,451,300 was due based upon cash distributions from NuGen that the Company is entitled to until such balance is paid (“Contingent Consideration”). At July 31, 2011 the Contingent Consideration gross balance due was $3,377,000. The carrying value of the Contingent Consideration was $2,265,000 at July 31, 2011, of which $62,000 is included in other current liabilities and $2,203,000 is included in other long-term liabilities on the Consolidated Condensed Balance Sheet. At July 1, 2010, the Company estimated the fair value of the Contingent Consideration to be $3,578,000. This liability was recorded at the acquisition date and has been reduced as payments are made by the Company to the seller of the 48% equity interest in NuGen.

          The Company has an option to purchase for a purchase price of $1,138,389, (which is payable in cash, partially based upon cash distributions from NuGen that the Company is entitled to receive) additional ownership units from NuGen’s majority shareholder, which, if exercised, would result in the Company owning 51% of the total outstanding voting and economic interests of NuGen on a fully diluted basis.

          Undistributed earnings of equity method investees totaled approximately $24.3 million and $18.4 million at July 31, 2011 and January 31, 2011, respectively. During the first six months of fiscal years 2011 and 2010, the Company received dividends from equity method investees of approximately $2.3 million and $0.8 million, respectively.

          Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three and six months ended June 30, 2011 and June 30, 2010 (amounts in thousands):

Three Months Ended June 30, 2011	Big River	Patriot	NuGen

Net sales and revenue	$236,478	$101,650	$86,913
Gross profit	$8,402	$4,071	$6,103
Income from continuing operations	$16,305	$2,012	$3,893
Net income	$16,305	$2,012	$3,893

Three Months Ended June 30, 2010	Big River	Patriot

Net sales and revenue	$157,620	$50,665
Gross profit	$12,275	$5,354
Income from continuing operations	$6,453	$1,957
Net income	$6,453	$1,957

Six Months Ended June 30, 2011	Big River	Patriot	NuGen

Net sales and revenue	$478,706	$189,966	$168,051
Gross profit	$31,473	$9,534	$14,992
Income from continuing operations	$29,334	$5,888	$11,743
Net income	$29,334	$5,888	$11,743

Six Months Ended June 30, 2010	Big River	Patriot

Net sales and revenue	$314,537	$107,609
Gross profit	$26,595	$14,998
Income from continuing operations	$20,167	$8,442
Net income	$20,167	$8,442

          Patriot, Big River and NuGen have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot, Big River and NuGen combined at June 30, 2011 and January 31, 2011 are approximately $363.9 million and $355.1 million, respectively. The Company’s proportionate share of restricted net assets of Patriot, Big River and NuGen combined at June 30, 2011 and January 31, 2011 are approximately $59.1 million and $52.4 million, respectively.

          On January 31, 2011, the Company sold 814,000 of its membership units in Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) for $1, reducing the ownership interest in Levelland Hockley from 56% to 49%. As a result, the Company no longer had a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, the Company deconsolidated Levelland Hockley and began using the equity method of accounting. In connection with the deconsolidation, the Company recorded its remaining non controlling equity interest and debt investments at fair value. The Company’s estimate of fair value for all of its investments in Levelland Hockley was $0 at July 31, 2011 and January 31, 2011. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. As a result, the Company no longer can exercise significant influence over Levelland Hockley and began using the cost method of accounting. There was no change in the carrying value of the Company’s investments in Levelland Hockley as a result of the change to the cost method of accounting.

Note 13. Synthetic Fuel Limited Partnership

          During fiscal year 2005, the Company sold its membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through December 2007. The plant was subsequently sold and during fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. During the second quarter of fiscal year 2011, a final payment of $2.9 million was received with respect to the “qualified production”. Income related to this payment was recognized during the quarter, as collectability of the amount became assured. The Company does not expect to receive additional payments, or recognize additional income from this investment.

Note 14. Income Taxes

          The effective tax rate on consolidated pre-tax income from continuing operations was 38.7% for the six months ended July 31, 2011, 30.8% for the year ended January 31, 2011 and 36.0% for the six months ended July 31, 2010. The provision for state taxes was approximately 4% for the six months ended July 31, 2011, 4% for the year ended January 31, 2011 and 5% for the six months ended July 31, 2010.

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

Unrecognized tax benefits, February 1, 2011	$2,976
Changes for prior years’ tax positions	58
Changes for current year tax positions	—

Unrecognized tax benefits, July 31, 2011	$3,034

Note 15. Discontinued Operations

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

	(In Thousands)

Net sales and revenue	$1,094	$2,128	$2,384	$4,498
Cost of sales	146	701	337	1,499

Income before income taxes	601	815	1,231	1,590
Provision for income taxes	(217)	(285)	(437)	(555)

Income from discontinued operations, net of tax	$384	$530	$794	$1,035

Gain on disposal	62	30	267	30
Provision for income taxes	(22)	(10)	(93)	(10)

Gain on disposal of discontinued operations, net of tax	$40	$20	$174	$20

Note 16. Commitments and Contingencies

          The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

          One Earth has forward purchase contracts for 5.3 million bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the grain through August 2011.

          One Earth has combined sales commitments for 13.0 million gallons of ethanol and 46,000 tons of distillers grains. One Earth expects to deliver the ethanol and distillers grains through August 2011.

Note 17. Segment Reporting

          The Company has two segments: alternative energy and real estate. The Company evaluates the performance of each reportable segment based on segment profit. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with GAAP. Segment profit includes realized and unrealized gains on derivative financial instruments. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Net sales and revenue:
Alternative energy	$73,531	$64,801	$154,413	$135,823
Real estate	320	286	652	536

Total net sales and revenues	$73,851	$65,087	$155,065	$136,359

Segment gross profit (loss):
Alternative energy	$952	$5,333	$5,730	$13,795
Real estate	(1,238)	(299)	(1,325)	(373)

Total gross (loss) profit	$(286)	$5,034	$4,405	$13,422

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Segment profit (loss):
Alternative energy	$2,061	$2,223	$10,459	$10,705
Real estate	(1,295)	(343)	(1,440)	(488)
Corporate expense	(608)	(746)	(1,232)	(1,450)
Interest expense	(34)	(47)	(76)	(149)
Income from synthetic fuel partnerships	2,883	—	2,883	—
Interest income	73	79	215	207

Income from continuing operations before income taxes and noncontrolling interests	$3,080	$1,166	$10,809	$8,825

	July 31, 2011	January 31, 2011

Assets:
Alternative energy	$253,346	$257,202
Real estate	20,191	22,235
Corporate	96,615	96,285

Total assets	$370,152	$375,722

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Sales of products alternative energy segment:
Ethanol	81%	83%	81%	83%
Distillers grains	19%	17%	19%	17%

Total	100%	100%	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%	100%	100%

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

          Cash, except for cash held by One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $12.2 million held by One Earth will be used to fund working capital needs for that entity.

Note 18. Related-Party Transactions

          During the second quarters of fiscal year 2011 and 2010, One Earth purchased approximately $58.4 million and $33.7 million, respectively, of corn from the Alliance Grain Elevator, an equity investor in One Earth. Such purchases totaled approximately $127.8 million and $66.4 million for the six months ended July 31, 2011 and 2010, respectively.

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

          In addition, we have owned real estate remaining from our former retail store operations. The real estate consists of 27 former retail stores and one distribution center which we include in our real estate segment.

          We currently have approximately $145 million of equity investments in five ethanol limited liability companies, one of which we have a majority ownership interest in. We originally invested approximately $101 million in these five entities. We may consider making additional investments in the alternative energy segment during fiscal year 2011.

Our ethanol ownership interests are summarized in the table below:

Ethanol Ownership Interests as of July 31, 2011

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

          Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may lag movements in corn prices and, in an environment of higher prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins.

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

          We attempt to manage the risk related to the volatility of grain and ethanol prices by utilizing forward grain purchase and forward ethanol and distillers grains sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

Critical Accounting Policies and Estimates

          During the three months ended July 31, 2011, we did not change any of our critical accounting policies as disclosed in our 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2011. All other accounting policies used in preparing our interim fiscal 2011 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

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

Comparison of Three Months and Six Months Ended July 31, 2011 and 2010

          Net sales and revenue in the quarter ended July 31, 2011 were $73.9 million compared to $65.1 million in the prior year’s second quarter, representing an increase of $8.8 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $8.7 million. Net sales and revenue from our real estate segment were $0.3 million in the second quarters of fiscal years 2011 and 2010.

          Net sales and revenue for the first six months of fiscal year 2011 were $155.1 million compared to $136.4 million for the first six months of fiscal year 2010. This represents an increase of $18.7 million. The increase was primarily caused by higher sales in our alternative energy segment of $18.6 million.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended July 31,		Six Months Ended July 31,
Product Category	2011	2010	2011	2010

Ethanol	80.5%	82.5%	80.9%	83.0%
Distillers grains	19.1	16.8	18.7	16.3
Leasing	0.4	0.5	0.4	0.4
Other	—	0.2	—	0.3

Total	100.0%	100.0%	100.0%	100.0%

          Gross loss of $0.3 million (0.4% of net sales and revenue) in the second quarter of fiscal year 2011 was approximately $5.3 million lower than the $5.0 million of gross profit (7.7% of net sales and revenue) recorded in the second quarter of fiscal year 2010. Gross profit for the second quarter of fiscal year 2011 decreased by $4.4 million compared to the prior year from our alternative energy segment. The decrease was primarily a result of lower crush spreads realized during the current year compared to the prior year. Gross loss for the second quarter of fiscal year 2011 increased by $0.9 million compared to the prior year from our real estate segment. The increase was primarily a result of impairment charges recorded during the current year.

          Gross profit for the first six months of fiscal year 2011 was $4.4 million (2.8% of net sales and revenue) which was approximately $9.0 million lower compared to $13.4 million (9.8% of net sales and revenue) for the first six months of fiscal year 2010. Gross profit for the six months ended July 31, 2011 decreased by $8.1 million compared to the prior year as a result of operations in the alternative energy segment. Gross loss for the first six months of fiscal year 2010 increased by $1.0 million compared to the prior year from our real estate segment.

          Selling, general and administrative expenses for the second quarter of fiscal year 2011 were $2.0 million (2.7% of net sales and revenue), an increase of $0.1 million from $1.9 million (2.9% of net sales and revenue) for the second quarter of fiscal year 2010. Selling, general and administrative expenses were $4.3 million (2.8% of net sales and revenue) for the first six months of fiscal year 2011 representing an increase of $0.3 million from $4.0 million (2.9% of net sales and revenue) for the first six months of fiscal year 2010. For the first six months of fiscal year 2011, these expenses increased approximately $0.5 million compared to the prior year in the alternative energy segment.

          Interest income was $100,000 and $124,000 for the second quarter of fiscal years 2011 and 2010, respectively. Interest income was $271,000 and $238,000 for the first six months of fiscal years 2011 and 2010, respectively. We expect interest income to remain consistent with the prior year results for the remainder of fiscal year 2011 based on current cash levels.

          Interest expense was $0.6 million for the second quarter of fiscal year 2011 compared to $1.3 million for the second quarter of fiscal year 2010, a decrease of $0.7 million. Interest expense was $1.3 million for the first six months of fiscal year 2011 compared to $2.7 million for the first six months of fiscal year 2010, a decrease of $1.4 million. These decreases were primarily attributable to the alternative energy segment as we no longer consolidate the operations of Levelland Hockley which had approximately $0.6 million of interest expense in the second quarter of fiscal year 2010 and approximately $1.2 million of interest expense in the first six months of fiscal year 2010.

          During the second quarter of fiscal year 2011, we recognized income of approximately $2.9 million from the sale of a synthetic fuel partnership we sold in fiscal year 2005. This income represents one final payment for synthetic fuel production occurring during fiscal year 2008. We do not expect to recognize any additional income from this investment.

          During the second quarter of fiscal years 2011 and 2010, we recognized income of approximately $3.8 million and $1.1 million, respectively, from our equity investments in Big River, Patriot and NuGen. During the first six months of fiscal years 2011 and 2010, we recognized income of approximately $9.5 million and $3.9 million, respectively, from these investments. Big River has a 92 million gallon nameplate plant which has been in operation since 2004. Big River opened an additional 100 million gallon nameplate plant during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a 100 million gallon nameplate plant in August 2009. Patriot has a 100 million gallon nameplate plant which has been in operation since the second quarter of fiscal year 2008. We acquired a 48% ownership interest in NuGen, which operates a 100 million gallon nameplate plant, on July 1, 2010.

          Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River, Patriot and NuGen being similar to historical results.

          We recognized losses of approximately $0.8 million and $1.9 million during the second quarter of fiscal years 2011 and 2010, respectively, related to forward starting interest rate swap agreements that One Earth entered into during fiscal year 2007. We recognized a loss related to the swaps of approximately $0.7 million during the first six months of fiscal year 2011 compared to $2.0 million during the first six months of fiscal year 2010. In general, declining interest rates have a negative effect on our interest rate swaps and vice versa, as our swaps fixed the interest rate of variable rate debt. Should interest rates decline, we would expect to experience losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

          Our effective tax rate was 47.8% and 53.3% for the second quarter of fiscal years 2011 and 2010, respectively. Our effective tax rate for the first six months of fiscal year 2011 was 38.7% compared to 36.0% for the first six months of fiscal year 2010. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income or loss of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. The noncontrolling interests in the income/loss of One Earth was a lower proportion of pre-tax income in fiscal year 2011 compared to the pre-tax income/loss of One Earth and Levelland Hockley for fiscal year 2010.

          As a result of the foregoing, income from continuing operations including noncontrolling interests was $1.6 million for the second quarter of fiscal year 2011 versus $0.5 million for the second quarter of fiscal year 2010. Income from continuing operations including noncontrolling interests was $6.6 million for the first six months of fiscal year 2011 versus $5.6 million for the first six months of fiscal year 2010.

          During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of tax, of $0.4 million in the second quarter of fiscal year 2011 compared to $0.5 million in the second quarter of fiscal year 2010. We had income from discontinued operations, net of tax benefit, of approximately $0.8 million for the first six months of fiscal year 2011 compared to approximately $1.0 million for the first six months of fiscal year 2010. One property classified as discontinued operations was sold during the second quarter of fiscal year 2011, resulting in a gain, net of taxes of $40,000 compared to $20,000 during the second quarter of fiscal year 2010. Three properties classified as discontinued operations were sold during the first six months of fiscal year 2011, resulting in a gain, net of taxes of $174,000 compared to $20,000 during the first six months of fiscal year 2010.

          Loss or (income) related to noncontrolling interests was approximately $0.3 million and approximately $0.1 million during the second quarter of fiscal years 2011 and 2010, respectively, and approximately $(0.6) million and approximately $(1.3) million for the six months ended July 31, 2011 and 2010, respectively, and represents the owners’ (other than us) share of the income or loss of Levelland Hockley (fiscal year 2010) and One Earth (fiscal years 2011 and 2010).

          As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2011 was approximately $2.3 million, an increase of $1.1 million from approximately $1.2 million for the second quarter of fiscal year 2010. Net income attributable to REX common shareholders for the first six months of fiscal year 2011 was approximately $7.0 million, an increase of $1.6 million from approximately $5.4 million for the first six months of fiscal year 2010.

Business Segment Results

          We have two segments: alternative energy and real estate. The real estate segment was formerly included in the retail segment. The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 17, our chief operating decision maker (as defined by ASC 280, “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit includes gains and losses on derivative financial instruments. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with GAAP. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

          Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Net sales and revenue:
Alternative energy	$73,531	$64,801	$154,413	$135,823
Real estate	320	286	652	536

Total net sales and revenues	$73,851	$65,087	$155,065	$136,359

Segment gross profit (loss):
Alternative energy	$952	$5,333	$5,730	$13,795
Real estate	(1,238)	(299)	(1,325)	(373)

Total gross profit	$(286)	$5,034	$4,405	$13,422

Segment profit (loss):
Alternative energy	$2,061	$2,223	$10,459	$10,705
Real estate	(1,295)	(343)	(1,440)	(488)
Corporate expense	(608)	(746)	(1,232)	(1,450)
Interest expense	(34)	(47)	(76)	(149)
Income from synthetic fuel partnerships	2,883	—	2,883	—
Investment income	73	79	215	207

Income from continuing operations before income taxes and noncontrolling interests	$3,080	$1,166	$10,809	$8,825

Alternative Energy

          The alternative energy segment includes the consolidated financial results of Levelland Hockley (fiscal year 2010) and One Earth (fiscal years 2011 and 2010), our equity method and cost method investments in ethanol facilities, the income related to those investments and certain administrative expenses. One Earth became fully operational during the third quarter of fiscal year 2009. As of January 31, 2011, we no longer had a controlling financial interest in Levelland Hockley, and, therefore, we deconsolidated the entity. Thus, the results of Levelland Hockley are included in the sales by product group and operating data tables below for fiscal year 2010 only.

The following table summarizes sales by product group (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Ethanol	$59,452	$53,754	$125,510	$113,283
Distillers grains	13,832	10,957	28,360	22,246
Other	247	90	543	294

Total	$73,531	$64,801	$154,413	$135,823

The following table summarizes certain operating data:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Average selling price per gallon of ethanol	$2.52	$1.56	$2.42	$1.64
Average selling price per ton of dried distillers grains	$192.81	$113.47	$189.01	$116.50
Average selling price per ton of wet distillers grains	$59.10	$33.26	$53.74	$32.31
Average cost per bushel of grain	$6.57	$3.62	$6.85	$3.67
Average cost of natural gas (per mmbtu)	$4.37	$4.47	$4.38	$5.04

Segment Results – Second Quarter Fiscal Year 2011 Compared to Second Quarter Fiscal Year 2010

          Net sales and revenue increased $8.7 million to approximately $73.5 million primarily a result of higher prices realized from ethanol and dried distillers grains sales. Ethanol sales increased from approximately $53.8 million in the prior year to approximately $59.5 million in the current year. The average selling price per gallon of ethanol increased from $1.56 in the prior year to $2.52 in the current year. Our ethanol sales were based upon approximately 23.6 million gallons in the current year compared to 34.4 million gallons in the prior year. The decline in gallons of ethanol sold results primarily from including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. In addition One Earth had approximately 2.9 million fewer gallons of ethanol sold in the current year compared to the prior year. This decline results primarily from a scheduled shut down at the plant for routine maintenance and unplanned power supply interruptions. Distillers grains sales increased from approximately $11.0 million in the prior year to approximately $13.8 million in the current year. The average selling price per ton of dried distillers grains increased from $113.47 in the prior year to $192.81 in the current year. Our dried distillers grains sales were based upon approximately 71,000 tons in the current year compared to approximately 82,000 tons in the prior year. The decline in tons of dried distillers grains sold results primarily from including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. In addition One Earth had approximately 6.7 million fewer tons of distillers grains sold in the current year compared to the prior year. This decline results primarily from a scheduled shut down at the plant for routine maintenance and unplanned power supply interruptions. We expect that net sales and revenue in future periods will be based upon production of approximately 100 million to 115 million gallons of ethanol and 300,000 to 320,000 tons of dried distillers gains per year. This expectation assumes that One Earth will operate at or near nameplate capacity, which is dependent upon the crush spread realized and operational factors.

          Gross profit from these sales was approximately $1.0 million during the current year compared to approximately $5.3 million during the prior year. Gross profit declined primarily as a result of lower crush spreads realized during the current year compared to the prior year. The crush spread for the current year was approximately $0.16 per gallon of ethanol sold compared to the prior year which was approximately $0.31 per gallon of ethanol sold. This trend was partially offset by the higher selling prices realized for dried distillers grains. Grain accounted for approximately 82.3% ($59.7 million) of our cost of sales during the current year compared to approximately 74.4% ($44.2 million) during the prior year. Natural gas accounted for approximately 5.8% ($4.2 million) of our cost of sales during the current year compared to approximately 7.4% ($4.4 million) during the prior year.

          Selling, general and administrative expenses were approximately $1.3 million in the current year, a $0.2 million increase from approximately $1.1 million in the prior year. Selling related expenses increased at One Earth from higher commissions and freight charges related to distillers grains sales, which is the majority of the increase in selling, general and administrative expenses in the current year. We expect selling, general and administrative expenses to remain consistent with the first six months of fiscal year 2011 results in future periods.

          Interest expense decreased approximately $0.7 million in the current year from the prior year to approximately $0.6 million. This decrease is primarily a result of including the results of Levelland Hockley in the prior year but not in the current year. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first six months of fiscal year 2011 levels based on current debt levels.

          Income from equity method investments in Big River, Patriot and NuGen increased from approximately $1.1 million in the prior year to approximately $3.8 million in the current year. We recognized approximately $1.6 million of income from Big River in the current year compared to approximately $0.6 million in the prior year. We recognized approximately $0.5 million of income from Patriot in the current year consistent with the prior year. We recognized approximately $1.7 million of income from NuGen in the current year; there was no income recognized in the prior year given that the acquisition of our interest in NuGen was effective July 1, 2010. Big River and

NuGen had successful risk management results and grain procurement opportunities which aided these entities in posting results equal to or better than prior year results. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth were approximately $0.8 million in the current year compared to approximately $1.9 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit decreased to $2.1 million in the second quarter of fiscal year 2011 compared to $2.2 million in the second quarter of fiscal year 2010.

Segment Results – Six Months July 31, 2011 Compared to Six Months Ended July 31, 2010

          Net sales and revenue in the current year increased $18.6 million, compared to the prior year, to approximately $154.4 million primarily a result of higher prices realized from ethanol and dried distillers grains sales. The average selling price per gallon of ethanol increased to $2.42 in the current year from $1.64 in the prior year. Our ethanol sales were based upon approximately 51.8 million gallons of ethanol in the current year compared to approximately 68.9 million gallons of ethanol in the prior year. The decline in gallons of ethanol sold results primarily from including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. The average selling price per ton of dried distillers grains increased from the prior year level of $116.50 to $189.01 in the current year. Our sales were based upon approximately 149,000 tons of dried distillers grains in the current year compared to approximately 159,000 tons of dried distillers grains in the prior year. The decline in tons of dried distillers grains sold results primarily from including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. We expect that net sales and revenue in future periods will be based upon production of approximately 100 million to 115 million gallons of ethanol and 300,000 to 320,000 tons of dried distiller gains per year. This expectation assumes that One Earth will operate at or near nameplate capacity, which is dependent upon the crush spread realized and operational factors.

          Gross profit from these sales was approximately $5.7 million during the current year compared to $13.8 million during the prior year. The crush spread for the current year was approximately $(0.03) per gallon of ethanol sold compared to the prior year which was approximately $0.33 per gallon of ethanol sold. This trend was partially offset by the higher selling prices realized for dried distillers grains. Grain accounted for approximately 84.6% ($125.7 million) of our cost of sales during the current year compared to 74.2% ($90.6 million) during the prior year. Natural gas accounted for approximately 5.3% ($7.8 million) of our cost of sales during the current year compared to 8.1% ($9.9 million) during the prior year. Given the inherent volatility in ethanol, distillers grains and grain prices, we cannot predict the likelihood that the spread between ethanol, distillers grains and grain prices in future periods will remain favorable or consistent compared to historical periods.

          We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Approximately 13% of our forecasted ethanol and distillers grains production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of ethanol from the current pricing would result in a decrease in revenues of approximately $23.1 million. Similarly, approximately 15% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of corn from current pricing would result in an increase in cost of goods sold of approximately $19.8 million.

          Selling, general and administrative expenses were approximately $2.9 million in the current year, a $0.5 million increase from approximately $2.4 million in the prior year. Selling related expenses increased at One Earth from higher commissions and freight charges related to distillers grains sales, which is the majority of the increase in selling, general and administrative expenses in the current year. We expect selling, general and administrative expenses to remain consistent with the first six months of fiscal year 2011 results in future periods.

          Interest expense decreased $1.4 million in the current year over the prior year to approximately $1.2 million. This decrease is primarily a result of including the results of Levelland Hockley in the prior year but not in the current year. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first six months of fiscal year 2011 levels based on current debt levels.

          Income from equity method investments in Big River, Patriot and NuGen increased from approximately $3.9 million in the prior year to approximately $9.5 million in the current year. We recognized approximately $2.9 million of income from Big River in the current year compared to approximately $2.0 million in the prior year. We recognized approximately $1.4 million of income from Patriot in the current year compared to approximately $2.0 million in the prior year. We recognized approximately $5.3 million of income from NuGen in the current year; there was no income recognized in the prior year given that the acquisition of our interest in NuGen was effective July 1, 2010. Big River and NuGen had successful risk management results and grain procurement opportunities which aided these entities in posting results equal to or better than prior year results. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth were approximately $0.7 million in the current year compared to approximately $2.0 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit decreased to approximately $10.5 million in the current year compared to approximately $10.7 million in the prior year.

Real Estate

          The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At July 31, 2011, we have lease agreements, as landlord, for all or parts of six owned former retail stores (67,000 square feet leased and 10,000 square feet vacant). We also have seasonal (temporary) lease agreements, as landlord, for four owned properties. We have 17 owned former retail stores (217,000 square feet) that are vacant at July 31, 2011. We are marketing these vacant properties for lease or sale. In addition, one former distribution center is partially leased (221,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (246,000 square feet).

Segment Results – Second Quarter Fiscal Year 2011 Compared to Second Quarter Fiscal Year 2010

          Net sales and revenue of $320,000 were consistent with the prior year amount of $286,000. We expect lease revenue for the remainder of fiscal year 2011 to be consistent with the first six months of fiscal year 2011 based upon leases currently executed.

          Gross loss in the current year was $1,238,000 compared to $299,000 in the prior year. The increase in gross loss compared to the prior year is primarily a result of impairment charges of approximately $1,153,000 related to a former distribution center, a portion of which is used as our corporate headquarters. We expect gross loss for the remainder of fiscal year 2011 to be consistent with the prior year results based upon leases currently executed. If we are successful in our marketing efforts related to vacant properties, we would expect gross profit (loss) to improve over the first six months of fiscal year 2010 results.

          As a result of the factors discussed above, segment loss increased to $1,295,000 in the current year from $343,000 in the prior year.

Segment Results – Six Months Ended July 31, 2011 Compared to Six Months Ended July 31, 2010

          Net sales and revenue increased in the current year to $652,000 from $536,000 in the prior year. This increase is primarily the result of three leases we entered into subsequent to the second quarter of fiscal year 2010. We expect lease revenue for the remainder of fiscal year 2011 to be consistent with the first six months of fiscal year 2010 based upon leases currently executed.

          Gross loss in the current year was $1,325,000 compared to $373,000 in the prior year. The increase in gross loss compared to the prior year is primarily a result of impairment charges of $1,153,000 related to the warehouse location. We expect gross loss for the remainder of fiscal year 2011 to be consistent with the prior year results based upon leases currently executed. If we are successful in our marketing efforts related to vacant properties, we would expect gross profit (loss) to improve over the first six months of fiscal year 2010 results.

          As a result of the factors discussed above, segment loss increased to $1,440,000 in the current year from $488,000 in the prior year.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results – Second Quarter Fiscal Year 2011 Compared to Second Quarter Fiscal Year 2010

          Selling, general and administrative expenses were approximately $0.6 million in the current year compared to approximately $0.7 million in the prior year. We expect selling, general and administrative expenses for the remainder of fiscal year 2011 to be consistent with the first six months of fiscal year 2011 results.

          Interest income and interest expense were consistent with the prior year amounts.

Corporate and Other Results – Six Months Ended July 31, 2011 Compared to Six Months Ended July 31, 2010

          Selling, general and administrative expenses were approximately $1.2 million in the current year compared to approximately $1.5 million in the prior year. We expect selling, general and administrative expenses for the remainder of fiscal year 2011 to be consistent with the first six months of fiscal year 2011 results.

          Interest income and interest expense were consistent with the prior year amounts.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $12.9 million for the first six months of fiscal year 2011, compared to approximately $16.0 million for the first six months of fiscal year 2010. For the first six months of fiscal year 2011, cash was provided by net income of $7.6 million, adjusted for non-cash items of $(5.9) million, which consisted of depreciation and amortization, impairment charges, income from equity method and synthetic fuel investments, deferred income, losses on derivative financial instruments, the deferred income tax provision and other items. Dividends received from our equity method investees were $2.3 million in the first six months of fiscal year 2011. In addition, prepaid expense and other current and long term assets provided cash of $9.9 million, primarily a result of federal income tax refunds received. Accounts receivable provided cash of $1.7 million, a result of normal variations in production and sales levels. Other liabilities provided cash of approximately $1.7 million, generally a result of normal variations in accrued liabilities. The primary uses of cash were an increase in inventory of $2.6 million and a decrease in accounts payable of $1.7 million. These fluctuations were the result of normal variations in production, purchasing and grain prices.

          Net cash provided by operating activities was approximately $16.0 million for the first six months of fiscal year 2010. For the first six months of fiscal year 2010, cash was provided by net income of $6.7 million, adjusted for non-cash items of $1.5 million, which consisted of depreciation and amortization, income from equity method investments, deferred income, losses on derivative financial instruments, the deferred income tax provision and other items. Dividends received from our equity method investees were $0.8 million in the first six months of fiscal year 2010. In addition, prepaid expense and other current and long term assets provided cash of $7.4 million, primarily a result of federal tax refunds received. Accounts receivable and inventory provided cash of $0.2 million and $2.3 million, respectively, a result of normal variations in production and sales levels. The primary use of cash was a decrease in other liabilities of $2.2 million which is the result of paying certain real estate taxes and a decrease in accounts payable of $0.9 million which is a result of the timing of vendor payments and inventory receipts.

          At July 31, 2011, working capital was $96.6 million compared to $101.3 million at January 31, 2011. This decrease is primarily a result of debt repayments and repurchases of our common stock. The ratio of current assets to current liabilities was 4.9 to 1 at July 31, 2011 and 5.1 to 1 at January 31, 2011.

          Cash of approximately $3.8 million was provided by investing activities for the first six months of fiscal year 2011, compared to approximately $7.2 million of cash used during the first six months of fiscal year 2010. During the first six months of fiscal year 2011, we had capital expenditures of approximately $0.6 million, primarily related to improvements at the One Earth ethanol plant. We received a payment of $2.8 million related to the final settlement of a synthetic fuel partnership sale during the first six months of fiscal year 2011. We do not expect to receive additional money related to sales of synthetic fuel partnerships. We received approximately $1.6 million as proceeds from the sale of three real estate properties during the first six months of fiscal year 2011.

          Cash of $7.2 million was used in investing activities for the first six months of fiscal year 2010. We acquired a 48% interest in NuGen during the second quarter of fiscal year 2010, which used $9.2 million of cash. During the first six months of fiscal year 2010, we had capital expenditures of approximately $0.9 million, primarily related to improvements at the Levelland Hockley ethanol plant and certain real estate properties. We received approximately $0.9 million from Patriot as repayments on their promissory note and received $1.5 million from proceeds of sales of real estate and property and equipment.

          Cash used in financing activities totaled approximately $11.3 million for the first six months of fiscal year 2011 compared to approximately $19.6 million for the first six months of fiscal year 2010. Cash of approximately $13 million was used to repay the contingent consideration liability related to our acquisition of NuGen. Cash was used by debt payments of $5.1 million, primarily on One Earth’s term loans. Stock option activity generated cash of $0.3 million. We used $3.2 million to repurchase 192,000 shares of our common stock in open market transactions during the first six months of fiscal year 2011. We used cash of $2.0 million to purchase shares from and pay dividends to noncontrolling shareholders of One Earth. We do not expect to make any additional such payments during the remainder of fiscal year 2011.

          Cash used in financing activities totaled approximately $19.6 million for the first six months of fiscal year 2010. Cash was used by debt payments of $17.7 million, primarily on Levelland Hockley’s and One Earth’s term loans. Stock option activity generated cash of $1.4 million. In addition, cash of $3.3 million was used to repurchase approximately 187,000 shares of our common stock.

          We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.

          We plan to seek and evaluate various investment opportunities. We can make no assurances that we will be successful in our efforts to find such opportunities.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, gasoline and natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

          We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $74.3 million outstanding in debt as of July 31, 2011, that is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 280 to 300 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would increase our interest cost on such debt by approximately $642,000 over the term of the debt.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha during fiscal years 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at June 30, 2011 would change the fair value of the interest rate swaps by approximately $0.5 million.

Commodity Price Risk

          We generally do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder on a floating index. A sensitivity analysis has been prepared to estimate our exposure to ethanol, grain and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in our average corn, natural gas price and ethanol prices as of July 31, 2011. The volumes are based on our actual use and sale of these commodities for the quarter and six months ended July 31, 2011. The results of this analysis are as follows:

	Volume for the Quarter Ended July 31, 2011	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	693,635	MMBtu	10%	$305,000
Ethanol	23,635,634	Gallons	10%	$5,914,000
Grain	8,409,150	Bushels	10%	$5,999,000

	Volume for the Six Months Ended July 31, 2011	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,499,001	MMBtu	10%	$657,000
Ethanol	51,799,083	Gallons	10%	$12,547,000
Grain	18,461,397	Bushels	10%	$12,653,000

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          We are not party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

          During the quarter ended July 31, 2011, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

          We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. One Earth paid dividends, pursuant to the terms of its loan agreement, of $6,873,000. Of this amount, $1,797,000 was paid to noncontrolling interests unit holders and $5,076,000 was paid to REX American Resources Corporation.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 1-31, 2011	50,840	$16.55	50,840	388,098
June 1-30, 2011	62,019	15.95	55,724	332,374
July 1-31, 2011	56,435	17.01	56,435	275,939

Total	169,294	$16.48	162,999	275,939

(1)

On October 7, 2010, our Board of Directors increased our share repurchase authorization by an additional 500,000. At July 31, 2011, a total of 275,939 shares remained available to purchase under this authorization.

(2)

A total of 6,295 shares of common stock were purchased by us other than through a publicly announced plan or program. The shares were acquired on June 2, 2011 as tenders of the exercise price of stock options exercised by one director. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $100,000.

Item 3. Defaults upon Senior Securities

          None

Item 4. Removed and Reserved

Item 5. Other Information

          None

Item 6. Exhibits.

          The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board
	(Chief Executive Officer)	September 6, 2011
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
	(Chief Financial Officer)	September 6, 2011
(Douglas L. Bruggeman)