Form 10-Q
period 2011-10-31
REX AMERICAN RESOURCES Corp
filed 2011-12-02
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
Yes ☐ No ☒

At the close of business on December 1, 2011 the registrant had 8,321,819 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	October 31, 2011	January 31, 2011

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$86,768	$91,019
Accounts receivable	7,301	9,619
Inventory	10,085	7,819
Refundable income taxes	1,250	8,503
Prepaid expenses and other	2,266	3,055
Deferred taxes, net	1,090	5,834

Total current assets	108,760	125,849
Property and equipment, net	158,856	169,811
Other assets	4,235	5,907
Deferred taxes, net	2,421	5,206
Equity method investments	80,755	67,349
Restricted investments and deposits	1,600	1,600

Total assets	$356,627	$375,722

Liabilities and equity:
Current liabilities:
Current portion of long-term debt, alternative energy	$10,741	$9,672
Current portion of long-term debt, other	342	342
Accounts payable, trade	1,246	2,557
Deferred income	2,252	3,982
Accrued real estate taxes	2,132	2,393
Accrued payroll and related items	1,637	829
Derivative financial instruments	1,740	1,835
Other current liabilities	4,415	2,957

Total current liabilities	24,505	24,567

Long-term liabilities:
Long-term debt, alternative energy	60,955	69,049
Long-term debt, other	789	1,924
Deferred income	873	2,416
Derivative financial instruments	3,045	3,688
Other	2,826	4,114

Total long-term liabilities	68,488	81,191

Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	142,379	142,293
Retained earnings	309,534	296,053
Treasury stock	(214,057)	(193,713)

Total REX shareholders’ equity	238,155	244,932
Noncontrolling interests	25,479	25,032

Total equity	263,634	269,964

Total liabilities and equity	$356,627	$375,722

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended October 31,		Nine Months Ended October 31,

	2011	2010	2011	2010

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$84,524	$70,256	$239,483	$206,526
Cost of sales	75,560	63,276	226,178	186,047

Gross profit	8,964	6,980	13,305	20,479
Selling, general and administrative expenses	(2,334)	(1,815)	(6,590)	(5,805)
Interest income	92	121	362	408
Interest expense	(620)	(1,367)	(1,923)	(4,109)
Income from synthetic fuel investments	—	—	2,883	—
Loss on early termination of debt	—	—	—	(48)
Equity in income of unconsolidated ethanol affiliates	6,284	3,694	15,827	7,625
Losses on derivative financial instruments, net	(501)	(495)	(1,190)	(2,538)

Income from continuing operations before provision for income taxes and discontinued operations	11,885	7,118	22,674	16,012
Provision for income taxes	(4,039)	(2,591)	(8,158)	(5,717)

Income from continuing operations including noncontrolling interests	7,846	4,527	14,516	10,295
Income from discontinued operations, net of tax	214	422	975	1,335
Gain on disposal of discontinued operations, net of tax	267	152	425	170

Net income including noncontrolling interests	8,327	5,101	15,916	11,800
Net income attributable to noncontrolling interests	(1,845)	(851)	(2,435)	(2,128)

Net income attributable to REX common shareholders	$6,482	$4,250	$13,481	$9,672

Weighted average shares outstanding – basic	9,205	9,541	9,385	9,723

Basic income per share from continuing operations attributable to REX common shareholders	$0.65	$0.39	$1.29	$0.84
Basic income per share from discontinued operations attributable to REX common shareholders	0.02	0.04	0.10	0.14
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.03	0.02	0.05	0.01

Basic net income per share attributable to REX common shareholders	$0.70	$0.45	$1.44	$0.99

Weighted average shares outstanding – diluted	9,239	9,682	9,453	9,900

Diluted income per share from continuing operations attributable to REX common shareholders	$0.65	$0.38	$1.28	$0.83
Diluted income per share from discontinued operations attributable to REX common shareholders	0.02	0.04	0.10	0.14
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.03	0.02	0.05	0.01

Diluted net income per share attributable to REX common shareholders	$0.70	$0.44	$1.43	$0.98

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$6,001	$3,676	$12,081	$8,167
Income from discontinued operations, net of tax	481	574	1,400	1,505

Net income	$6,482	$4,250	$13,481	$9,672

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited
(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2011	29,853	$299	20,461	$(193,713)	$142,293	$296,053	$25,032	$269,964

Net income						13,481	2,435	15,916

Noncontrolling interests distribution							(1,796)	(1,796)

Other							(192)	(192)

Treasury stock acquired			1,451	(24,410)				(24,410)

Stock options and related tax effects	—	—	(436)	4,066	86	—	—	4,152

Balance at October 31, 2011	29,853	$299	21,476	$(214,057)	$142,379	$309,534	$25,479	$263,634

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096

Net income						9,672		2,128	11,800

Treasury stock acquired			415	(6,666)					(6,666)

Reclassification adjustment for net gains included in net income, net of tax							(49)		(49)

Stock options and related tax effects	—	—	(93)	866	572	—	—	—	1,438

Balance at October 31, 2010	29,853	$299	20,367	$(192,207)	$142,270	$300,656	$—	$30,601	$281,619

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Nine Months Ended October 31,

	2011	2010

	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$15,916	$11,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,206	12,836
Impairment charges and other	1,164	687
Income from equity method investments	(15,827)	(7,625)
Income from synthetic fuel investments	(2,883)	—
Gain on disposal of real estate and property and equipment	(634)	(461)
Dividends received from equity method investees	2,316	1,057
Deferred income	(3,273)	(6,285)
Derivative financial instruments	(738)	699
Deferred income tax	8,177	5,512
Changes in assets and liabilities:
Accounts receivable	2,318	(3,119)
Inventory	(2,266)	(1,848)
Other assets	9,486	5,711
Accounts payable, trade	(1,475)	84
Other liabilities	2,031	(799)

Net cash provided by operating activities	22,518	18,249

Cash flows from investing activities:
Capital expenditures	(720)	(3,799)
Proceeds from sale of synthetic fuel investment	2,883	—
Purchase of equity method investment	—	(9,216)
Principal payments received on investment in debt instruments	—	1,014
Proceeds from sale of real estate and property and equipment	3,436	6,966
Proceeds from sale of restricted investments	—	500

Net cash provided by (used in) investing activities	5,599	(4,535)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(8,160)	(21,321)
Repayments of contingent consideration	(1,313)	—
Stock options exercised	317	1,438
Payments to noncontrolling interests holders	(1,796)	—
Other	(192)	—
Treasury stock acquired	(21,224)	(6,666)

Net cash used in financing activities	(32,368)	(26,549)

Net decrease in cash and cash equivalents	(4,251)	(12,835)
Cash and cash equivalents, beginning of period	91,019	100,398

Cash and cash equivalents, end of period	$86,768	$87,563

Non cash investing activities - Accrued capital expenditures	$164	$—

Non cash investing activities - Contingent consideration for purchase of equity method investment	$—	$4,611

Non cash financing activities - Cashless exercise of stock options	$3,186	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2011

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

          Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX American Resources Corporation and its wholly and majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month. Prior to January 31, 2011, the Company also included the results of operations of Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) on a delayed basis of one month, which was prior to the deconsolidation of Levelland Hockley (see Note 12). Effective November 1, 2011, the Company will include the results of operations of NuGen Energy, LLC (“NuGen”) in its Consolidated Condensed Statements of Operations.

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

Interest Cost

          No interest was capitalized for the nine months ended October 31, 2011 and 2010. Cash paid for interest for the three months ended October 31, 2011 and 2010 was approximately $645,000 and $1,200,000, respectively. Cash paid for interest for the nine months ended October 31, 2011 and 2010 was approximately $1,998,000 and $3,648,000, respectively.

Financial Instruments

          The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $631,000 and $680,000 for the three months ended October 31, 2011 and 2010, respectively. The Company paid settlements of interest rate swaps of approximately $1,928,000 and $1,839,000 for the nine months ended October 31, 2011 and 2010, respectively.

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

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the nine months ended October 31, 2011 and 2010. During the nine months ended October 31, 2011 and 2010, the Company received tax refunds of $7,247,000 and $5,541,000, respectively.

          As of October 31, 2011, total unrecognized tax benefits were approximately $2,733,000 and accrued penalties and interest were $271,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $129,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out (“FIFO”) basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Reserves are established for estimated net realizable value based primarily upon commodity prices. The components of inventory at October 31, 2011 and January 31, 2011 are as follows (amounts in thousands):

	October 31, 2011	January 31, 2011

Ethanol and other finished goods, net	$2,936	$2,347
Work in process, net	2,214	1,705
Grain and other raw materials	4,935	3,767

Total	$10,085	$7,819

Property and Equipment

          Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

          In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Impairment charges were insignificant in the third quarter of fiscal year 2011. Impairment charges were approximately $0.2 million in the third quarter of fiscal year 2010. Impairment charges were approximately $1.2 million and $0.7 million in the first nine months of fiscal years 2011 and 2010, respectively. These charges relate to the Company’s real estate segment (fiscal years 2011 and 2010) and discontinued operations (fiscal year 2010). Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Investments and Deposits

          Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at October 31, 2011 and January 31, 2011 are required by two states to cover possible future claims under extended service policies over the remaining lives of the service policy contracts. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at October 31, 2011 and January 31, 2011. The Company has the intent and ability to hold these securities to maturity.

                    The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of one majority owned subsidiary, One Earth, with a one month lag. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. The Company accounts for its investments in Big River Resources, LLC (“Big River”), Patriot Renewable Fuels, LLC (“Patriot”) and NuGen using the equity method of accounting and includes the results of these entities on a delayed basis of one month. On November 1, 2011, the Company acquired a 49.75% equity interest in NuGen. Effective November 1, 2011, the Company will discontinue using the equity method to account for its investment in NuGen and will include the results of operations of NuGen in its Consolidated Condensed Statements of Operations.

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

Note 3. Comprehensive Income

          Comprehensive income includes net income and unrealized gains and losses on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010

Net income attributable to REX common shareholders	$6,482	$4,250	$13,481	$9,672
Reclassification adjustment for net gains included in net income, net of tax	—	—	—	(49)

Total comprehensive income	$6,482	$4,250	$13,481	$9,623

Note 4. Leases

          At October 31, 2011, the Company has lease agreements, as landlord, for all or portions of six properties. We also have seasonal (temporary) lease agreements, as landlord, for four owned properties. All of the leases are accounted for as operating leases.

          The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2012	$292
2013	1,175
2014	1,216
2015	1,024
2016	466
Thereafter	1,821

Total	$5,994

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

          The fair values of property and equipment are determined by using various models that discount future expected cash flows. Estimation risk is greater for vacant properties as the probability of expected cash flows from the use of vacant properties is difficult to predict.

          To ensure the prudent application of estimates and management judgment in determining the fair values of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments and property and equipment items.

          Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Restricted investments	857	—	—	857

Total assets	$859	$—	$—	$859

Derivative liabilities and total liabilities	$—	$4,785	$—	$4,785

          Assets measured at fair value on a non-recurring basis over various dates through October 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$5,985	$1,153

          Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Restricted investments	857	—	—	857

Total assets	$859	$—	$—	$859

Derivative liabilities and total liabilities	$—	$5,523	$—	$5,523

          Assets measured at fair value on a non-recurring basis over various dates through January 31, 2011 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$4,568	$424

          The fair value of the Company’s debt is approximately $72.8 million and $81.2 million at October 31, 2011 and January 31, 2011, respectively.

                    A contingent consideration liability with an initial fair value of $4,750,000 was recorded at July 1, 2010, the date of our initial 48% interest acquired in NuGen. The balance of this liability was $2,265,000 and $3,578,000 at October 31, 2011 and January 31, 2011, respectively. The reductions in the carrying value of the liability primarily result from distributions paid to the seller. See Note 19 for a discussion of subsequent events that affect the contingent consideration liability.

Note 6. Property and Equipment

          The components of property and equipment at October 31, 2011 and January 31, 2011 are as follows (amounts in thousands):

	October 31, 2011	January 31, 2011

Land and improvements	$20,516	$21,899
Buildings and improvements	41,548	44,297
Machinery, equipment and fixtures	129,395	124,439
Leasehold improvements	—	440
Construction in progress	—	4,578

	191,459	195,653
Less: accumulated depreciation	(32,603)	(25,842)

	$158,856	$169,811

Note 7. Other Assets

          The components of other assets at October 31, 2011 and January 31, 2011 are as follows (amounts in thousands):

	October 31, 2011	January 31, 2011

Deferred financing costs, net	$818	$1,006
Prepaid commissions	942	1,924
Real estate taxes refundable	1,349	682
Other	1,126	2,295

Total	$4,235	$5,907

Note 8. Long Term Debt and Interest Rate Swaps

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (the “Bank”). The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.0% -3.3% at October 31, 2011). Beginning with the first quarterly payment on October 8, 2009, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest.

          Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its wholly owned subsidiaries. As of October 31, 2011, approximately $71.7 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at October 31, 2011. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted net assets related to One Earth was approximately $72.4 million and $59.8 million at October 31, 2011 and January 31, 2011, respectively. One Earth’s restricted net assets total approximately $98.0 million and $81.2 million at October 31, 2011 and January 31, 2011, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

          One Earth has no outstanding borrowings on the $10,000,000 revolving loan as of October 31, 2011. One Earth also has access to a secondary line of credit of up to $4,634,000, as adjusted, with First National Bank of Omaha, established as part of the original $100,000,000 term loan and made accessible as a revolving line of credit as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At October 31, 2011 and January 31, 2011, the Company recorded a liability of approximately $4.8 million and $5.5 million, respectively, related to the fair value of the swaps. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

Note 9. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at October 31, 2011 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$42,772	$4,785

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $501,000 and $495,000 in the third quarter of fiscal years 2011 and 2010, respectively. The Company reported losses of $1,190,000 and $2,538,000 in the first nine months of fiscal years 2011 and 2010, respectively.

Note 10. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

          The total intrinsic value of options exercised during the nine months ended October 31, 2011 and 2010 was approximately $3.1 million and $0.7 million, respectively, resulting in tax deductions to realize benefits of approximately $0.6 million and $0.3 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2011	725,903	$10.16
Exercised	(436,680)	$8.11

Outstanding and exercisable at October 31, 2011	289,223	$13.26	1.7	$1,441

          During the first nine months of fiscal year 2011, certain officers and directors of the Company tendered 201,225 shares of the Company’s common stock as payment of the exercise price of stock options exercised pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $15.83 per share.

          At October 31, 2011, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31, 2011			Three Months Ended October 31, 2010

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$6,001	9,205	$0.65	$3,676	9,541	$0.39

Effect of stock options	—	34		—	141

Diluted income per share from continuing operations attributable to REX common shareholders	$6,001	9,239	$0.65	$3,676	9,682	$0.38

	Nine Months Ended October 31, 2011			Nine Months Ended October 31, 2010

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$12,081	9,385	$1.29	$8,167	9,723	$0.84

Effect of stock options	—	68		—	177

Diluted income per share from continuing operations attributable to REX common shareholders	$12,081	9,453	$1.28	$8,167	9,900	$0.83

          For the three months ended October 31, 2010, a total of 12,468 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive. For the three months ended October 31, 2011 and for the nine months ended October 31, 2011 and 2010, there were no shares subject to outstanding options were not included in the common equivalent shares outstanding calculation because the effect from these shares was antidilutive.

Note 12. Investments and Restricted Deposits

          The Company has approximately $743,000 at October 31, 2011 and January 31, 2011 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $857,000 at October 31, 2011 and January 31, 2011 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes.

          The following table summarizes equity method investments at October 31, 2011 and January 31, 2011 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount October 31, 2011	Carrying Amount January 31, 2011

Big River	10%	$32,847	$29,443
Patriot	23%	25,082	21,829
NuGen	48%	22,826	16,077

Total Equity Method Investments		$80,755	$67,349

          The following table summarizes income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Big River	$1,552	$1,543	$4,406	$3,506
Patriot	1,985	1,536	3,358	3,504
NuGen	2,747	615	8,063	615

Total	$6,284	$3,694	$15,827	$7,625

          Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. The Company’s investment included $2,410,361 paid at closing to the then sole Class A member of NuGen and $6,805,055 contributed directly to NuGen. At July 1, 2010 an additional $6,451,300 was due based upon cash distributions from NuGen that the Company is entitled to until such balance is paid (“Contingent Consideration”). At October 31, 2011 the Contingent Consideration gross balance due was $3,377,000. The carrying value of the Contingent Consideration was $2,265,000 at October 31, 2011, of which $62,000 is included in other current liabilities and $2,203,000 is included in other long-term liabilities on the Consolidated Condensed Balance Sheet. At July 1, 2010, the Company estimated the fair value of the Contingent Consideration to be $3,578,000. This liability was recorded at the acquisition date and has been reduced as payments are made by the Company to the seller of the 48% equity interest in NuGen. See Note 19 for a discussion of subsequent events affecting the contingent consideration liability.

          Undistributed earnings of equity method investees totaled approximately $30.8 million and $18.4 million at October 31, 2011 and January 31, 2011, respectively. During the first nine months of fiscal years 2011 and 2010, the Company received dividends from equity method investees of approximately $2.3 million and $1.1 million, respectively.

          Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three and nine months ended October 31, 2011 and 2010, on a delayed basis of one month (amounts in thousands):

	Three Months Ended October 31, 2011			Nine Months Ended October 31, 2011
	Big River	Patriot	NuGen	Big River	Patriot	NuGen

Net sales and revenue	$314,200	$94,580	$87,620	$845,926	$284,546	$255,671
Gross profit	$32,849	$10,241	$7,433	$64,349	$19,775	$22,425
Income from continuing operations	$15,959	$8,513	$5,831	$45,319	$14,401	$16,822
Net income	$15,959	$8,513	$5,831	$45,319	$14,401	$16,822

	Three Months Ended October 31, 2010			Nine Months Ended October 31, 2010
	Big River	Patriot	NuGen	Big River	Patriot	NuGen

Net sales and revenue	$175,174	$62,834	$55,093	$482,514	$169,051	$55,093
Gross profit	$19,115	$8,438	$3,532	$46,514	$19,174	$3,532
Income from continuing operations	$15,756	$6,585	$1,616	$35,923	$15,027	$1,616
Net income	$15,756	$6,585	$1,616	$35,923	$15,027	$1,616

          Patriot, Big River and NuGen have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot, Big River and NuGen combined at October 31, 2011 and January 31, 2011 are approximately $425.2 million and $355.1 million, respectively. The Company’s proportionate share of restricted net assets of Patriot, Big River and NuGen combined at October 31, 2011 and January 31, 2011 are approximately $68.6 million and $52.4 million, respectively.

          On January 31, 2011, the Company sold 814,000 of its membership units in Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) for $1, reducing the ownership interest in Levelland Hockley from 56% to 49%. As a result, the Company no longer had a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, the Company deconsolidated Levelland Hockley and began using the equity method of accounting. In connection with the deconsolidation, the Company recorded its remaining non controlling equity interest and debt investments at fair value. The Company’s estimate of fair value for all of its investments in Levelland Hockley was $0 at October 31, 2011 and January 31, 2011. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. As a result, the Company no longer can exercise significant influence over Levelland Hockley and began using the cost method of accounting. There was no change in the carrying value of the

Company’s investments in Levelland Hockley as a result of the change to the cost method of accounting.

Note 13. Synthetic Fuel Limited Partnership

          During fiscal year 2005, the Company sold its membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through December 2007. The plant was subsequently sold and during fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. During the second quarter of fiscal year 2011, a final payment of $2.9 million was received with respect to the “qualified production”. Income related to this payment was recognized during the second quarter of fiscal year 2011, as collectability of the amount became assured. The Company does not expect to receive additional payments, or recognize additional income from this investment.

Note 14. Income Taxes

          The effective tax rate on consolidated pre-tax income from continuing operations was 34.0% for the quarter ended October 31, 2011, and 36.4% for the quarter ended October 31, 2010. The effective tax rate on consolidated pre-tax income from continuing operations was 36.0% for the nine months ended October 31, 2011 and 35.7% for the nine months ended October 31, 2010.

          The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2008 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

Unrecognized tax benefits, February 1, 2011	$2,976
Changes for prior years’ tax positions	28
Changes for current year tax positions	—

Unrecognized tax benefits, October 31, 2011	$3,004

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Net sales and revenue	$921	$1,947	$3,411	$6,534
Cost of sales	150	592	588	2,165

Income before income taxes	343	704	1,595	2,227
Provision for income taxes	(129)	(282)	(620)	(892)

Income from discontinued operations, net of tax	$214	$422	$975	$1,335

Gain on disposal	$429	$253	$695	$284
Provision for income taxes	(162)	(101)	(270)	(114)

Gain on disposal of discontinued operations, net of tax	$267	$152	$425	$170

Note 16. Commitments and Contingencies

          The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

          One Earth has forward purchase contracts for 2.7 million bushels of corn, the principal raw material for its ethanol plant. One Earth expects to take delivery of the grain through November 2011.

          One Earth has sales commitments for 10.9 million gallons of ethanol and 50,000 tons of distillers grains. One Earth expects to deliver the ethanol and distillers grains through November 2011.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Net sales and revenue:
Alternative energy	$84,144	$69,974	$238,557	$205,797
Real estate	380	282	926	729

Total net sales and revenues	$84,524	$70,256	$239,483	$206,526

Segment gross profit (loss):
Alternative energy	$8,965	$7,155	$14,694	$20,951
Real estate	(1)	(175)	(1,389)	(472)

Total gross profit	$8,964	$6,980	$13,305	$20,479

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Segment profit (loss):
Alternative energy	$12,394	$7,929	$22,827	$18,599
Real estate	(47)	(219)	(1,538)	(638)
Corporate expense	(511)	(605)	(1,700)	(2,099)
Interest expense	(25)	(73)	(87)	(205)
Income from synthetic fuel partnerships	—	—	2,883	—
Interest income	74	86	289	355

Income from continuing operations before income taxes and noncontrolling interests	$11,885	$7,118	$22,674	$16,012

	October 31, 2011	January 31, 2011

Assets:
Alternative energy	$263,062	$257,202
Real estate	18,564	22,235
Corporate	75,001	96,285

Total assets	$356,627	$375,722

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Sales of products alternative energy segment:
Ethanol	83%	83%	82%	83%
Distillers grains	17%	17%	18%	17%

Total	100%	100%	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%	100%	100%

          Certain corporate costs and expenses, including information technology, employee benefits and other shared services are allocated to the business segments. The allocations are generally amounts agreed upon by management and are based on a reasonable and systematic approach, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash and deferred income tax benefits.

          Cash, except for cash held by One Earth, is considered to be fungible and available for both corporate and segment use dependent on liquidity requirements. Cash of approximately $19.8 million held by One Earth will be used to fund debt service, capital expenditure and working capital needs for that entity.

Note 18. Related-Party Transactions

          During the third quarters of fiscal year 2011 and 2010, One Earth purchased approximately $63.6 million and $38.0 million, respectively, of corn from the Alliance Grain Elevator, an equity investor in One Earth. Such purchases totaled approximately $191.0 million and $103.4 million for the nine months ended October 31, 2011 and 2010, respectively.

Note 19. Subsequent Event

          On November 1, 2011, the Company acquired a 49.75% equity interest in NuGen. Following the purchase, the Company owns all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 97.55% equity interest in NuGen. The purchase price, which included payment of the Company’s remaining contingent consideration liability for the purchase of its initial 47.77% equity interest in NuGen on July 1, 2010, was $12,678,000. The Company also contributed an additional $7,000,000 to NuGen at closing to reduce long-term debt.

          On November 1, 2011, NuGen refinanced its existing debt with a term loan of $55,000,000 and a $10,000,000 revolving line of credit. The term loan bears interest at three month LIBOR plus 3.25% subject to a 4% floor, is payable in quarterly installments based on a ten year amortization schedule, and matures on October 31, 2016. Borrowings under the revolving loan are subject to a borrowing base of specified percentages of NuGen’s inventory and eligible accounts receivable less amounts outstanding under the revolving loan and letters of credit. Revolving loan borrowings bear interest at one month LIBOR plus 3% subject to a 3.75% floor, and are payable in full on November 1, 2012, renewable annually. The loan agreement contains financial covenants requiring NuGen to maintain a specified fixed charge coverage ratio and minimum working capital, and to apply specified percentages of excess cash flow annually to the term loan, as well as customary affirmative and negative covenants and events of default. The term loan and revolving loan borrowings are secured by all the property, assets and contracts of NuGen. The debt is recourse only to NuGen and not to REX American Resources Corporation or any of its wholly owned subsidiaries.

          Subsequent to the acquisition, the Company will discontinue using the equity method of accounting for NuGen and will begin consolidating the results of NuGen in its consolidated financial statements. In addition, during the fourth quarter, the Company expects to complete its analysis of identifying the fair value of assets acquired and liabilities assumed related to the NuGen acquisition and determining the fair value of its previous noncontrolling interest at the date of acquisition.

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

          In addition, we have owned real estate remaining from our former retail store operations. The real estate consists of 25 former retail stores and one distribution center which we include in our real estate segment.

          At October 31, 2011, we had equity investments in five ethanol limited liability companies, one of which we have a majority ownership interest in. On November 1, 2011 we acquired a 51% voting interest and a 49.75% equity interest in NuGen. Following the purchase, we own all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 97.55% equity interest in NuGen. We may consider making additional investments in the alternative energy segment during fiscal year 2011. Our ethanol ownership interests are summarized in the table below:

Ethanol Ownership Interests as of October 31, 2011

Entity	Nameplate Production Capacity (gallons)	REX’s Ownership Interest	REX Effective Nameplate Capacity Owned (gallons)

One Earth Energy, LLC Gibson City, IL	100M	74%	74.0M
NuGen Energy, LLC Marion, SD	100M	48%	48.0M
Patriot Renewable Fuels, LLC Annawan, IL	100M	23%	23.0M
Big River Resources, LLC W. Burlington, IA	92M	10%	9.2M
Big River Resources, LLC Galva, IL	100M	10%	10.0M
Big River United Energy, LLC Dyersville, IA	100M	5%	5.0M
Levelland Hockley County Ethanol, LLC Hockley County, Texas (1)	40M	49%	19.6M
Total (1)	592M	n/a	169.2M

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

          We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by 2.8) as the “crush spread”. Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We expect these decisions to be made on an individual plant basis, as there may be different market conditions at each of our ethanol plants.

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

Critical Accounting Policies and Estimates

          During the three months ended October 31, 2011, we did not change any of our critical accounting policies as disclosed in our 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2011. All other accounting policies used in preparing our interim fiscal 2011 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

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

Comparison of Three Months and Nine Months Ended October 31, 2011 and 2010

          Net sales and revenue in the quarter ended October 31, 2011 were $84.5 million compared to $70.3 million in the prior year’s third quarter, representing an increase of $14.2 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of $14.2 million. Net sales and revenue from our real estate segment were $0.4 million and $0.3 million in the third quarters of fiscal years 2011 and 2010, respectively.

          Net sales and revenue for the first nine months of fiscal year 2011 were $239.5 million compared to $206.5 million for the first nine months of fiscal year 2010. This represents an increase of $33.0 million. The increase was primarily caused by higher sales in our alternative energy segment of $32.8 million. The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
Product Category	2011	2010	2011	2010

Ethanol	82%	83%	81%	83%
Distillers grains	17	16	18	16
Leasing	1	1	1	1

Total	100%	100%	100%	100%

          Gross profit of $9.0 million (10.6% of net sales and revenue) in the third quarter of fiscal year 2011 was approximately $2.0 million higher than the $7.0 million of gross profit (9.9% of net sales and revenue) recorded in the third quarter of fiscal year 2010. Alternative energy segment gross profit for the third quarter of fiscal year 2011 increased by $1.8 million compared to the prior year. Real estate segment gross loss for the third quarter of fiscal year 2011 decreased by $0.2 million compared to the prior year.

          Gross profit for the first nine months of fiscal year 2011 was $13.3 million (5.6% of net sales and revenue) which was approximately $7.2 million lower compared to $20.5 million (9.9% of net sales and revenue) for the first nine months of fiscal year 2010. Alternative energy gross profit for the nine months ended October 31, 2011 decreased by $6.3 million compared to the prior year. Real estate segment gross loss for the first nine months of fiscal year 2010 increased by $0.9 million compared to the prior year.

          Selling, general and administrative expenses for the third quarter of fiscal year 2011 were $2.3 million (2.8% of net sales and revenue), an increase of $0.5 million from $1.8 million (2.6% of net sales and revenue) for the third quarter of fiscal year 2010. The increase was primarily caused by higher expenses in our alternative energy segment of $0.5 million. Selling, general and administrative expenses were $6.6 million (2.8% of net sales and revenue) for the first nine months of fiscal year 2011 representing an increase of $0.8 million from $5.8 million (2.8% of net sales and revenue) for the first nine months of fiscal year 2010. The increase was primarily caused by higher expenses in our alternative energy segment of $1.1 million.

          Interest income was $92,000 and $121,000 for the third quarters of fiscal years 2011 and 2010, respectively. Interest income was $362,000 and $408,000 for the first nine months of fiscal years 2011 and 2010, respectively. We expect interest income to decline slightly from the prior year results for the remainder of fiscal year 2011 based on current cash levels.

          Interest expense was $0.6 million for the third quarter of fiscal year 2011 compared to $1.4 million for the third quarter of fiscal year 2010, a decrease of $0.8 million. Interest expense was $1.9 million for the first nine months of fiscal year 2011 compared to $4.1 million for the first nine months of fiscal year 2010, a decrease of $2.2 million. These decreases were primarily attributable to the alternative energy segment as we deconsolidated Levelland Hockley which had approximately $0.6 million of interest expense in the third quarter of fiscal year 2010 and approximately $1.8 million of interest expense in the first nine months of fiscal year 2010.

          During the first nine months of fiscal year 2011, we recognized income of approximately $2.9 million from the sale of a synthetic fuel partnership we sold in fiscal year 2005. This income represents one final payment for synthetic fuel production occurring during fiscal year 2008. We will not recognize any additional income from this investment.

          During the third quarter of fiscal years 2011 and 2010, we recognized income of approximately $6.3 million and $3.7 million, respectively, from our equity investments in Big River, Patriot and NuGen. During the first nine months of fiscal years 2011 and 2010, we recognized income of approximately $15.8 million and $7.6 million, respectively, from these investments. Big River has a 92 million gallon nameplate plant which has been in operation since 2004. Big River opened an additional 100 million gallon nameplate plant during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a 100 million gallon nameplate plant in August 2009. Patriot has a 100 million gallon nameplate plant which has been in operation since the second quarter of fiscal year 2008. We acquired a 48% ownership interest in NuGen, which operates a 100 million gallon nameplate plant, on July 1, 2010.

          Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River, Patriot and NuGen being similar to historical results.

          We recognized losses of approximately $0.5 million during the third quarters of fiscal years 2011 and 2010 related to forward starting interest rate swap agreements that One Earth entered into during fiscal year 2007. We recognized a loss related to the swaps of approximately $1.2 million during the first nine months of fiscal year 2011 compared to $2.5 million during the first nine months of fiscal year 2010. In general, declining interest rates have a negative effect on our interest rate swaps and vice versa, as our swaps fixed the interest rate of variable rate debt. Should interest rates decline, we would expect to experience losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

          Our effective tax rate was 34.0% and 36.4% for the third quarter of fiscal years 2011 and 2010, respectively. Our effective tax rate for the first nine months of fiscal year 2011 was 36.0% compared to 35.7% for the first nine months of fiscal year 2010. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income or loss of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit.

          As a result of the foregoing, income from continuing operations including noncontrolling interests was $7.8 million for the third quarter of fiscal year 2011 versus $4.5 million for the third quarter of fiscal year 2010. Income from continuing operations including noncontrolling interests was $14.5 million for the first nine months of fiscal year 2011 versus $10.3 million for the first nine months of fiscal year 2010.

          During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings, we had income from discontinued operations, net of tax, of approximately $0.2 million in the third quarter of fiscal year 2011 compared to approximately $0.4 million in the third quarter of fiscal year 2010. We had income from discontinued operations, net of tax benefit, of approximately $1.0 million for the first nine months of fiscal year 2011 compared to approximately $1.3 million for the first nine months of fiscal year 2010. Three properties classified as discontinued operations were sold during the third quarter of fiscal year 2011, resulting in a gain, net of taxes of $0.3 million compared to $0.2 million during the third quarter of fiscal year 2010. Six properties classified as discontinued operations were sold during the first nine months of fiscal year 2011, resulting in a gain, net of taxes of $0.4 million compared to $0.2 million during the first nine months of fiscal year 2010.

          Income related to noncontrolling interests was approximately $1.8 million and approximately $0.9 million during the third quarters of fiscal years 2011 and 2010, respectively, and approximately $2.4 million and approximately $2.1 million for the nine months ended October 31, 2011 and 2010, respectively, and represents the owners’ (other than us) share of the income or loss of Levelland Hockley (fiscal year 2010) and One Earth (fiscal years 2011 and 2010).

          As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2011 was approximately $6.5 million, an increase of $2.2 million from approximately $4.3 million for the third quarter of fiscal year 2010. Net income attributable to REX common shareholders for the first nine months of fiscal year 2011 was approximately $13.5 million, an increase of $3.8 million from approximately $9.7 million for the first nine months of fiscal year 2010.

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

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Net sales and revenue:
Alternative energy	$84,144	$69,974	$238,557	$205,797
Real estate	380	282	926	729

Total net sales and revenues	$84,524	$70,256	$239,483	$206,526

Segment gross profit (loss):
Alternative energy	$8,965	$7,155	$14,694	$20,951
Real estate	(1)	(175)	(1,389)	(472)

Total gross profit	$8,964	$6,980	$13,305	$20,479

Segment profit (loss):
Alternative energy	$12,394	$7,929	$22,827	$18,599
Real estate	(47)	(219)	(1,538)	(638)
Corporate expense	(511)	(605)	(1,700)	(2,099)
Interest expense	(25)	(73)	(87)	(205)
Income from synthetic fuel partnerships	—	—	2,883	—
Investment income	74	86	289	355

Income from continuing operations before income taxes and noncontrolling interests	$11,885	$7,118	$22,674	$16,012

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
The following table summarizes sales by product group (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Ethanol	$69,460	$58,394	$194,970	$171,677
Distillers grains	14,684	11,522	43,587	33,768
Other	—	58	—	352

Total	$84,144	$69,974	$238,557	$205,797

The following table summarizes certain operating data:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Average selling price per gallon of ethanol	$2.70	$1.71	$2.51	$1.67
Average selling price per ton of dried distillers grains	$203.13	$118.88	$193.47	$117.30
Average selling price per ton of wet distillers grains	$66.93	$36.53	$58.47	$33.63
Average cost per bushel of grain	$7.05	$3.81	$6.89	$3.70
Average cost of natural gas (per mmbtu)	$4.95	$4.81	$4.66	$5.00

Segment Results – Third Quarter Fiscal Year 2011 Compared to Third Quarter Fiscal Year 2010

          Net sales and revenue increased $14.2 million to approximately $84.1 million primarily a result of higher prices realized from ethanol and dried distillers grains sales. Ethanol sales increased from approximately $58.4 million in the prior year to approximately $69.5 million in the current year. The average selling price per gallon of ethanol increased from $1.71 in the prior year to $2.70 in the current year. Our ethanol sales were based upon approximately 25.6 million gallons in the current year compared to 34.1 million gallons in the prior year. The decline in gallons of ethanol sold resulted primarily from including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. In addition, One Earth had approximately 1.9 million fewer gallons of ethanol sold in the current year compared to the prior year. This decline resulted primarily from a scheduled shut down at the plant for routine maintenance and a decline in the production rate as One Earth was attempting to optimize the supply of affordable feedstock. Distillers grains sales increased from approximately $11.5 million in the prior year to approximately $14.7 million in the current year. The average selling price per ton of dried distillers grains increased from $118.88 in the prior year to $203.13 in the current year. Our dried distillers grains sales were based upon approximately 71,000 tons in the current year compared to approximately 81,000 tons in the prior year. The decline in tons of dried distillers grains sold results primarily from the reduced production at One Earth. Reflecting the consolidation of NuGen, effective November 1, 2011, we expect that net sales and revenue in future periods will be based upon production of approximately 200 million to 230 million gallons of ethanol and 600,000 to 640,000 tons of dried distillers gains per year. This expectation assumes that One Earth and NuGen will operate at or near nameplate capacity, which is dependent upon the crush spread realized and operational factors.

          Gross profit from these sales was approximately $9.0 million during the current year compared to approximately $7.2 million during the prior year. The crush spread for the current year was approximately $0.18 per gallon of ethanol sold compared to the prior year which was approximately $0.35 per gallon of ethanol sold. This trend was partially offset by the higher selling prices realized for dried distillers grains. In addition, gross profit increased, in part as a result of including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. Grain accounted for approximately 84.4% ($63.7 million) of our cost of sales during the current year compared to approximately 75.4% ($47.4 million) during the prior year. Natural gas accounted for approximately 4.7% ($3.5 million) of our cost of sales during the current year compared to approximately 7.1% ($4.5 million) during the prior year.

          Selling, general and administrative expenses were approximately $1.8 million in the current year, a $0.5 million increase from approximately $1.3 million in the prior year. Selling related expenses increased at One Earth from higher commissions and other charges related to distillers grains sales, which is the majority of the increase in selling, general and administrative expenses in the current year. We expect selling, general and administrative expenses at One Earth to remain consistent with the first nine months of fiscal year 2011 results in future periods. We expect selling, general and administrative expenses to increase on a consolidated basis beginning in the fourth quarter of fiscal year 2011 as a result of consolidating the results of NuGen.

          Interest expense decreased approximately $0.7 million in the current year from the prior year to approximately $0.6 million. This decrease is primarily a result of including the results of Levelland Hockley in the prior year but not in the current year. Based on current interest rates, we expect interest expense, at One Earth, in future quarters to be consistent with the first nine months of fiscal year 2011 levels based on current debt levels. We expect interest expense to increase on a consolidated basis beginning in the fourth quarter of fiscal year 2011 as a result of consolidating the results of NuGen.

          Income from equity method investments in Big River, Patriot and NuGen increased from approximately $3.7 million in the prior year to approximately $6.3 million in the current year. We recognized approximately $1.6 million of income from Big River in the current year compared to approximately $1.5 million in the prior year. We recognized approximately $2.0 million of income from Patriot in the current year compared to approximately $1.5 million in the prior year. We recognized approximately $2.7 million of income from NuGen in the current year compared to approximately $0.6 million in the prior year. NuGen had improved risk management results and grain procurement opportunities which aided them in posting improved results over the prior year. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth were approximately $0.5 million in the current and prior years. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit increased to approximately $12.4 million in the current year compared to approximately $7.9 million in the prior year.

Segment Results – Nine Months Ended October 31, 2011 Compared to Nine Months Ended October 31, 2010

          Net sales and revenue in the current year increased $32.8 million, from the prior year, to approximately $238.6 million primarily a result of higher prices realized from ethanol and dried distillers grains sales. The average selling price per gallon of ethanol increased to $2.51 in the current year from $1.67 in the prior year. Our ethanol sales were based upon approximately 77.4 million gallons of ethanol in the current year compared to approximately 103.0 million gallons of ethanol in the prior year. The decline in gallons of ethanol sold results primarily from including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. The average selling price per ton of dried distillers grains increased to $193.47 in the current year from $117.30 in the prior year. Our sales were based upon approximately 220,000 tons of dried distillers grains in the current year compared to approximately 240,000 tons of dried distillers grains in the prior year. The decline in tons of dried distillers grains sold results primarily from including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. Reflecting the consolidation of NuGen, effective November 1, 2011, we expect that net sales and revenue in future periods will be based upon production of approximately 200 million to 230 million gallons of ethanol and 600,000 to 640,000 tons of dried distillers gains per year. This expectation assumes that One Earth and NuGen will operate at or near nameplate capacity, which is dependent upon the crush spread realized and operational factors.

          Gross profit from these sales was approximately $14.7 million (6.2% of net sales and revenue) during the current year compared to $21.0 million (10.2% of net sales and revenue) during the prior year. The crush spread for the current year was approximately $0.05 per gallon of ethanol sold compared to the prior year which was approximately $0.35 per gallon of ethanol sold. This trend was partially offset by the higher selling prices realized for dried distillers grains. In addition, gross profit increased, in part as a result of including the results of Levelland Hockley in the prior year but not in the current year after deconsolidation. Grain accounted for approximately 84.9% ($189.5 million) of our cost of sales during the current year compared to 74.6% ($137.9 million) during the prior year. Natural gas accounted for approximately 4.6% ($10.3 million) of our cost of sales during the current year compared to 7.8% ($14.4 million) during the prior year. Given the inherent volatility in ethanol, distillers grains and grain prices, we cannot predict the likelihood that the spread between ethanol, distillers grains and grain prices in future periods will remain favorable or consistent compared to historical periods.

          We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Approximately 4% of our forecasted ethanol and distillers grains production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of ethanol from the current pricing would result in a decrease in revenues of approximately $23.9 million. Similarly, approximately 5% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of corn from current pricing would result in an increase in cost of goods sold of approximately $20.1 million.

          Selling, general and administrative expenses were approximately $4.7 million in the current year, a $1.0 million increase from approximately $3.7 million in the prior year. Selling related expenses increased at One Earth from higher commissions and other charges related to distillers grains sales, which is the majority of the increase in selling, general and administrative expenses in the current year. We expect selling, general and administrative expenses at One Earth to remain consistent with the first nine months of fiscal year 2011 results in future periods. We expect selling, general and administrative expenses to increase on a consolidated basis beginning in the fourth quarter of fiscal year 2011 as a result of consolidating the results of NuGen.

          Interest expense decreased $2.1 million in the current year from the prior year to approximately $1.8 million. This decrease is primarily a result of including the results of Levelland Hockley in the prior year but not in the current year. Based on current interest rates, we expect interest expense, at One Earth, in future quarters to be consistent with the first nine months of fiscal year 2011 levels based on current debt levels. We expect interest expense to increase on a consolidated basis beginning in the fourth quarter of fiscal year 2011 as a result of consolidating the results of NuGen.

          Income from equity method investments in Big River, Patriot and NuGen increased from approximately $7.6 million in the prior year to approximately $15.8 million in the current year. We recognized approximately $4.4 million of income from Big River in the current year compared to approximately $3.5 million in the prior year. We recognized approximately $3.4 million of income from Patriot in the current year compared to approximately $3.5 million in the prior year. We recognized approximately $8.1 million of income from NuGen in the current year compared to approximately $0.6 million in the prior year. Given that the acquisition of our interest in NuGen was effective July 1, 2010, only three months of income were recognized in the prior year at October 31, 2010. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

          Losses on derivative financial instruments held by One Earth were approximately $1.2 million in the current year compared to approximately $2.5 million in the prior year.

Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit increased to approximately $22.8 million in the current year compared to approximately $18.6 million in the prior year.

Real Estate

          The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At October 31, 2011, we have lease agreements, as landlord, for all or parts of five owned former retail stores (55,000 square feet leased and 9,000 square feet vacant). We also have seasonal (temporary) lease agreements, as landlord, for four owned properties. We have 15 owned former retail stores (190,000 square feet) that are vacant at October 31, 2011. We are marketing these vacant properties for lease or sale. In addition, one former distribution center is partially leased (221,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (246,000 square feet).

Segment Results – Third Quarter Fiscal Year 2011 Compared to Third Quarter Fiscal Year 2010

          Net sales and revenue of $380,000 were consistent with the prior year amount of $282,000. We expect lease revenue for the remainder of fiscal year 2011 to be consistent with the first nine months of fiscal year 2011 based upon leases currently executed.

          Gross loss in the current year was $1,000 compared to $175,000 in the prior year. The decrease in gross loss compared to the prior year is primarily a result of having fewer vacant properties in the current year compared to the prior year. We expect gross loss for the remainder of fiscal year 2011 to be consistent with the prior year results based upon leases currently executed.

          As a result of the factors discussed above, segment loss decreased to $47,000 in the current year from $219,000 in the prior year.

Segment Results – Nine Months Ended October 31, 2011 Compared to Nine Months Ended October 31, 2010

          Net sales and revenue increased in the current year to $926,000 from $729,000 in the prior year. This increase is primarily the result of three leases we entered into subsequent to the second quarter of fiscal year 2010. We expect lease revenue for the remainder of fiscal year 2011 to be consistent with the prior year results based upon leases currently executed.

          Gross loss in the current year was $1,389,000 compared to $472,000 in the prior year. The increase in gross loss compared to the prior year is primarily a result of impairment charges of $1,153,000 related to the warehouse location. We expect gross loss for the remainder of fiscal year 2011 to be consistent with the prior year results based upon leases currently executed.

          As a result of the factors discussed above, segment loss increased to $1,538,000 in the current year from $638,000 in the prior year.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results – Third Quarter Fiscal Year 2011 Compared to Third Quarter Fiscal Year 2010

          Selling, general and administrative expenses were approximately $0.5 million in the current year compared to approximately $0.6 million in the prior year. We expect selling, general and administrative expenses for the remainder of fiscal year 2011 to be consistent with the first nine months of fiscal year 2011 results.

          Interest income and interest expense were consistent with the prior year amounts.

Corporate and Other Results – Nine Months Ended October 31, 2011 Compared to Nine Months Ended October 31, 2010

          Selling, general and administrative expenses were approximately $1.7 million in the current year compared to approximately $2.1 million in the prior year. We expect selling, general and administrative expenses for the remainder of fiscal year 2011 to be consistent with the first nine months of fiscal year 2011 results.

          Interest income and interest expense were consistent with the prior year amounts.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $22.5 million for the first nine months of fiscal year 2011, compared to approximately $18.2 million for the first nine months of fiscal year 2010. For the first nine months of fiscal year 2011, cash was provided by net income of $15.9 million, adjusted for non-cash items of $(5.8) million, which consisted of depreciation and amortization, impairment charges, income from equity method and synthetic fuel investments, gain on disposal of real estate and property and equipment, deferred income, losses on derivative financial instruments, the deferred income tax provision and other items. Dividends received from our equity method investees were $2.3 million in the first nine months of fiscal year 2011. In addition, prepaid expense and other current and long term assets provided cash of $9.5 million, primarily a result of federal income tax refunds received. Accounts receivable provided cash of $2.3 million, a result of normal variations in production and sales levels. Other liabilities provided cash of approximately $2.0 million, generally a result of normal variations in accrued liabilities. The primary uses of cash were an increase in inventory of $2.3 million and a decrease in accounts payable of $1.5 million. These fluctuations were the result of normal variations in production, purchasing and grain prices.

          Net cash provided by operating activities was approximately $18.2 million for the first nine months of fiscal year 2010. For the first nine months of fiscal year 2010, cash was provided by net income of approximately $11.8 million, adjusted for non-cash items of approximately $5.4 million, which consisted of depreciation and amortization, impairment charges, income from equity method investments, gain on disposal of real estate and property and equipment, deferred income, losses on derivative financial instruments and the deferred income tax provision. Dividends received from our equity method investees were approximately $1.1 million in the first nine months of fiscal year 2010. In addition, prepaid expense and other current and long term assets provided cash of approximately $5.7 million, primarily a result of federal income tax refunds received. Accounts receivable and inventory used cash of approximately $3.1 million and approximately $1.9 million, respectively, a result of normal variations in production and sales levels. A decrease in other liabilities also used cash of approximately $0.8 million which is the result of paying certain real estate taxes.

          At October 31, 2011, working capital was $84.3 million compared to $101.3 million at January 31, 2011. This decrease is primarily a result of debt repayments and repurchases of our common stock. The ratio of current assets to current liabilities was 4.4 to 1 at October 31, 2011 and 5.1 to 1 at January 31, 2011.

          Cash of approximately $5.6 million was provided by investing activities for the first nine months of fiscal year 2011, compared to approximately $4.5 million of cash used during the first nine months of fiscal year 2010. During the first nine months of fiscal year 2011, we had capital expenditures of approximately $0.7 million, primarily related to improvements at the One Earth ethanol plant. One Earth expects to spend approximately $4 million on corn oil extraction equipment during the next four months. During the first nine months of fiscal year 2011, we received a payment of $2.8 million related to the final settlement of a synthetic fuel partnership sale. We will not receive additional money related to sales of synthetic fuel partnerships. We received approximately $3.4 million as proceeds from the sale of six real estate properties and ethanol related equipment during the first nine months of fiscal year 2011.

          Cash of approximately $4.5 million was used in investing activities for the first nine months of fiscal year 2010. We acquired a 48% interest in NuGen during the second quarter of fiscal year 2010, which used approximately $9.2 million of cash. During the first nine months of fiscal year 2010, we had capital expenditures of approximately $3.8 million, primarily related to additional grain storage infrastructure at the One Earth ethanol plant, improvements at the Levelland Hockley ethanol plant and certain real estate properties. We received approximately $1.0 million from Patriot as repayments on their promissory note and received approximately $7.0 million from proceeds of sales of real estate and property and equipment.

          Cash used in financing activities totaled approximately $32.4 million for the first nine months of fiscal year 2011 compared to approximately $26.5 million for the first nine months of fiscal year 2010. Cash of approximately $1.3 million was used to reduce the contingent consideration liability related to our acquisition of NuGen. Cash was used by debt payments of $8.2 million, primarily on One Earth’s term loans. Stock option activity generated cash of $0.3 million. We used $21.2 million to repurchase 1,249,801 shares of our common stock in open market transactions during the first nine months of fiscal year 2011. We used cash of $2.0 million to purchase shares from and pay dividends to noncontrolling members of One Earth. We do not expect to make any additional such payments to noncontrolling members of One Earth during the remainder of fiscal year 2011. However, we expect to make additional payments to noncontrolling members of One Earth in fiscal year 2012 based upon plant profitability for fiscal year 2011.

          Cash used in financing activities totaled approximately $26.5 million for the first nine months of fiscal year 2010. Cash was used by debt payments of approximately $21.3 million, primarily on Levelland Hockley’s and One Earth’s term loans. Stock option activity generated cash of approximately $1.4 million. In addition, cash of approximately $6.7 million was used to repurchase approximately 415,000 shares of our common stock.

          We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.

          We plan to seek and evaluate various investment opportunities. We can make no assurances that we will be successful in our efforts to find such opportunities. On November 1, 2011, we used cash of approximately $19.7 million in conjunction with our acquisition of an additional approximate 50% ownership interest in NuGen.

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

Interest Rate Risk

          We are exposed to market risk from changes in interest rates. Interest rate risk related to interest income is immaterial. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $71.7 million outstanding in debt as of October 31, 2011, that is variable-rate. Of this amount, $42.8 million is fixed by an interest rate swap. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 280 to 300 basis points. A 10% adverse change (for example from 4.0% to 4.4%) in market interest rates would increase our interest cost on such debt by approximately $518,000 over the term of the debt.

          One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the First National Bank of Omaha during fiscal year 2007. The swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%. The swap settlements commenced on July 31, 2009; and terminate on July 8, 2014. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at September 30, 2011 would change the fair value of the interest rate swap by approximately $0.5 million.

Commodity Price Risk

          We generally do not employ derivative instruments such as futures and options to hedge our commodity price risk. Our strategy is to “flat price” a portion of our electricity and natural gas requirements, and to purchase the remainder on a floating index. A sensitivity analysis has been prepared to estimate our exposure to ethanol, grain, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in our average corn, distillers grains, natural gas and ethanol prices as of October 31, 2011. The volumes are based on our actual use and sale of these commodities for the quarter and nine months ended October 31, 2011. The results of this analysis are as follows:

	Volume for the Quarter Ended October 31, 2011	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	715,135	MMBtu	10%	$331,000
Ethanol	25,566,699	Gallons	10%	$6,946,000
Grain	9,038,972	Bushels	10%	$6,375,000
Distillers Grains	72,478	Tons	10%	$1,465,000

	Volume for the Nine Months Ended October 31, 2011	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,214,136	MMBtu	10%	$988,000
Ethanol	77,365,782	Gallons	10%	$19,500,000
Grain	27,500,369	Bushels	10%	$19,031,000
Distillers Grains	226,704	Tons	10%	$4,347,000

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

Item 1A. Risk Factors

          During the quarter ended October 31, 2011, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

          We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first nine months of fiscal year 2011, One Earth paid dividends, pursuant to the terms of its loan agreement, of $6,873,000. Of this amount, $1,796,000 was paid to noncontrolling interests unit holders and $5,076,000 was paid to REX American Resources Corporation.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1-31, 2011	—	$—	—	275,939
September 1-30, 2011	302,061	16.37	302,061	473,838
October 1-31, 2011	755,635	17.35	755,635	218,243

Total	1,057,696	$17.07	1,057,696	218,243

(1)

On September 27, 2011 and October 20, 2011, our Board of Directors increased our share repurchase authorization by an additional 500,000 on each date. At October 31, 2011, a total of 218,243 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

          None

Item 4. Removed and Reserved

Item 5. Other Information

          None

Item 6. Exhibits.

          The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board (Chief Executive Officer)	December 2, 2011

(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer (Chief Financial Officer)	December 2, 2011

(Douglas L. Bruggeman)