Form 10-K
period 2012-01-31
REX AMERICAN RESOURCES Corp
filed 2012-04-09
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2012	COMMISSION FILE NO. 001-09097

REX AMERICAN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2875 Needmore Road, Dayton, Ohio	45414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

At the close of business on July 31, 2011 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,800,735 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $114,313,452.

There were 8,388,132 shares of the registrant’s Common Stock outstanding as of April 6, 2012.
Documents Incorporated by Reference
Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 5, 2012 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, corn oil, gasoline, natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A.

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

We completed our exit of the retail business as of July 31, 2009. Going forward, our only retail related activities consist of the administration of extended service plans we previously sold and the payment of related claims. Contract revenues and expenses related to extended service plans are classified as discontinued operations.

At January 31, 2012, we had lease agreements, as landlord, for six owned former retail stores and had 16 vacant former retail properties. We also own one former distribution center that is partially leased, partially occupied by our corporate office personnel and partially vacant. We are marketing these vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with terms of five to twenty years.

We are currently invested in five ethanol production entities, two of which we have a majority ownership interest in. We may make additional investments in the alternative energy segment during fiscal year 2012.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may lag movements in corn prices and, in an environment of higher prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins.

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

The crush spread realized in 2011 was subject to significant volatility. For calendar year 2011, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $6.80 per bushel, ranging from a low of approximately $5.88 per bushel in October 2011 to a high of approximately $7.85 per bushel in June 2011. Ethanol prices had significant fluctuations ranging from approximately $2.16 per gallon in December to approximately $2.83 per gallon in July. Ethanol and corn prices have tended to trade in the same direction but with varying spreads. In 2011, the CBOT crush spread ranged from a low of approximately negative $0.04 per gallon to a high of approximately $0.44 per gallon. We believe ethanol demand in 2011 was impacted by the expiration of the Volumetric Ethanol Tax Credit Blender Credit as of December 31, 2011. Crush spreads have continued to decline in 2012 and have remained negative (absent the consideration of distillers grains and corn oil). Prices for distillers grains we sell generally trend with grain prices. These prices for distillers grains and prices of corn oil have partially offset the decline in the crush spread.

We reported segment profit (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $48.6 million in fiscal year 2011 compared to approximately $13.4 million in fiscal year 2010. The increase in profitability primarily resulted from increased periods of ownership of the NuGen Energy, LLC (“NuGen”) plant for the current year and impairment charges and loss on deconsolidation of Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) in fiscal year 2010 of approximately $18.4 million. Levelland Hockley reported a loss from operations during fiscal year 2010, and ceased production in January 2011. We expect that future operating results, from our consolidated plants, will be based upon combined annual production of between 200 and 230 million gallons of ethanol, which assumes that our consolidated ethanol plants will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the fiscal year 2011 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. See Note 19 of the Notes to the Consolidated Financial Statements for information regarding the net sales and revenues and operating results for each of our business segments for the fiscal years ended January 31, 2012, 2011 and 2010.

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

Ethanol Investments

We have invested in five entities as of January 31, 2012, utilizing equity investments. As of January 31, 2012, all of the entities we are invested in are operating except for Levelland Hockley. The following table is a summary of our ethanol investments in operating plants at January 31, 2012:

Entity	Trailing 12 Months Ethanol Gallons Sold	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Sold

One Earth Energy, LLC	104.6 M	74%	77.4 M
NuGen Energy, LLC	114.6 M	98%	112.3 M
Patriot Renewable Fuels, LLC	114.8 M	26%	29.8 M
Big River Resources W Burlington, LLC	105.5 M	10%	10.5 M
Big River Resources Galva, LLC	106.4 M	10%	10.6 M
Big River United Energy, LLC	118.2 M	5%	5.9 M
Big River Resources Boyceville, LLC (1)	4.7 M	10%	0.5 M

Total	668.8 M		247.0 M
(1) Our current effective annual gallons sold represents one month of ownership of Big River Resources Boyceville, LLC.

One Earth Energy, LLC

On October 30, 2007, we acquired 74% of the outstanding membership units of One Earth Energy, LLC, or One Earth, for $50.8 million. We consolidate One Earth with our financial results and include them in our alternative energy segment. One Earth completed construction in the second quarter of fiscal year 2009 of its ethanol production facility in Gibson City, Illinois. The plant has an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of dried distillers grains (“DDG”).

One Earth commenced production operations late in the second quarter of fiscal year 2009 and began generating revenue in the third quarter of fiscal year 2009.

NuGen Energy, LLC

Effective July 1, 2010, we acquired a 48% equity interest in NuGen, which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG. Our investment included $2,410,000 paid at closing to the then sole shareholder of NuGen and $6,805,000 contributed directly to NuGen. An additional $6,451,000 was due based upon cash distributions from NuGen that we are entitled to until such balance is paid (“Contingent Consideration”). On November 1, 2011, we acquired an additional 50% equity interest in NuGen. Following the purchase, we own all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 98% equity interest in NuGen. The purchase price, which included settlement of our remaining Contingent Consideration liability, was $12,678,000. We also contributed an additional $7,000,000 to NuGen at closing.

Patriot Renewable Fuels, LLC

We have invested approximately $18.0 million in Patriot Renewable Fuels, LLC, or Patriot, for a 26% ownership interest. Patriot commenced production operations in the second quarter of fiscal year 2008. The plant is located in Annawan, Illinois and has an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG.

Big River Resources, LLC

We have invested $20 million in Big River Resources, LLC, or Big River, for a 10% ownership interest. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates an ethanol plant with an annual nameplate capacity of 92 million gallons of ethanol and 294,000 tons of DDG. This plant is located in West Burlington, Iowa. The facility has been in operation since 2004.

Big River completed construction in the second quarter of fiscal year 2009 of its second plant which has an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG. This plant is located in Galva, Illinois.

In August 2009, Big River acquired a 50.5% interest in an ethanol production facility which has an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG. The plant is located in Dyersville, Iowa. Reflecting REX’s 10% ownership interest in Big River, we have an effective 5% ownership interest in this entity.

In December 2011, Big River acquired a 100% interest in an ethanol production facility which has an annual nameplate capacity of 55 million gallons of ethanol and 176,000 tons of DDG. The plant is located in Boyceville, Wisconsin.

Big River also operates five agricultural elevators with a storage capacity of 10 million bushels.

Levelland Hockley County Ethanol, LLC

Through a series of equity and convertible debt investments, we had acquired a 56% ownership interest in Levelland Hockley, LLC, or Levelland Hockley, which is located in Levelland, Texas. Levelland Hockley commenced production operations in the first quarter of fiscal year 2008.

The plant was shut down in early January 2011 as a result of industry wide low crush margins and the plant’s inability to source grain at affordable prices. On January 31, 2011, we sold 814,000 of our membership units to Levelland Hockley for $1, reducing our ownership interest in Levelland Hockley to 49%. As a result, we no longer have a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, we deconsolidated Levelland Hockley. In connection with the deconsolidation, we recorded our remaining noncontrolling equity interest and our debt investments at fair value. Our estimate of fair value for all of our investments in Levelland Hockley was $0 at January 31, 2011. We recorded a pretax charge of approximately $18.4 million as a result of deconsolidating Levelland Hockley and writing our remaining investments in Levelland Hockley to $0 at January 31, 2011. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. As a result, we no longer can exercise significant influence over Levelland Hockley and began using the cost method of accounting. There has been no change in the carrying value of our investments in Levelland Hockley as a result of the change to the cost method of accounting.

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

According to the Renewable Fuels Association, or RFA, the United States fuel ethanol industry experienced record production of an estimated 13.9 billion gallons in 2011. As of January 2012, the number of operating ethanol plants increased to 209, up from 54 in 2000 and are located in 29 states with a total capacity of 14.9 billion gallons annually.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered conventional biofuels which was subject to a renewable fuel standard (“RFS”) of at least 12.6 billion gallons per year in 2011, with an expected increase to at least 15.0 billion gallons per year by 2015. Advanced biofuels include ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuels RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022.

Ethanol Production

The plants we have invested in are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, ammonia and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed and recovers a significant portion of the total corn cost. We have recently installed corn oil extraction equipment at our One Earth and NuGen facilities and expect to begin generating revenues from corn oil sales in the first half of fiscal year 2012. Corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done for the purpose of extending the volume of fuel sold at the gas pump. Blending ethanol allows refiners to produce more fuel from a given barrel of oil. Currently, ethanol is blended into approximately 95% of the gasoline sold in the United States, the majority as E-10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The U.S. Environmental Protection Agency approved the use of 15% ethanol in gasoline for cars and light duty trucks made in 2007 and later. In January 2011, the EPA expanded this to include cars, pickups and SUV’s made in model years 2001 through 2006. Despite this, it will take time for this measure to be implemented and currently several lawsuits have been filed to stop the expanded measure from moving forward.

Clean air additive. Ethanol is employed by the refining industry as a fuel oxygenate, which when blended with gasoline, allows engines to combust fuel more completely and reduce emissions from motor vehicles. Ethanol contains 35% oxygen, which results in more complete combustion of the fuel in the engine cylinder. Oxygenated gasoline is used to help meet certain federal and air emission standards.

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

Synthetic Fuel Partnerships

We had invested in three limited partnerships which owned facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We received a final payment of approximately $2.9 million in fiscal year 2011 related to the sale of one of the partnerships. The Section 29/45K tax credit program expired on December 31, 2007. As such, we do not expect to receive additional income from these investments.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 5 and 18 of the Notes to the Consolidated Financial Statements for further discussion.

Real Estate Operations

At January 31, 2012, we had lease agreements, as landlord, for six owned former retail stores (77,000 square feet). We have 16 owned former retail stores (206,000 square feet), that are vacant at January 31, 2012. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (221,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (246,000 square feet).

A typical lease agreement has an initial term of five to twenty years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance. We recognized lease revenue of approximately $1,317,000 and $1,018,000 during fiscal years 2011 and 2010, respectively.

Retail

When we operated retail stores, we offered extended service contracts to our customers which typically provided, inclusive of manufacturers’ warranties, one to five years of warranty coverage. We plan to manage and administer these contracts and to recognize the associated deferred income and expenses, including the cost to repair or replace covered products, over the remaining life of the contracts. We have classified as discontinued operations all retail related activities, including those activities associated with extended service plans, in the Consolidated Statements of Operations for all periods presented.

Facilities

At January 31, 2012, we owned six former retail store properties that were leased to outside, unrelated parties. There were also 16 vacant former retail store properties that we were attempting to either lease or sell. In addition, we have one former distribution center that is partially leased, partially occupied by our corporate office and partially vacant. Our consolidated ethanol entities own a combined 408 acres of land and two facilities with an annual nameplate capacity of 100 million gallons of ethanol each.

Employees

At January 31, 2012, we had six employees supporting our corporate functions. At January 31, 2012, One Earth and NuGen combined, had 99 employees. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable.

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

We have recognized investment income of approximately $7.7 million from the sales of our partnership interests from years that the partnerships have not been audited by the Internal Revenue Service (IRS). Should the tax credits be denied on any future audit and we fail to prevail through the IRS or the legal process, there could be significant refunds of previously recognized income with a significant adverse impact on earnings and cash flows.

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

We have approximately $24.0 million of alternative minimum tax (“AMT”) credit carryforwards recorded as deferred tax assets on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is not more likely than not that we will generate sufficient taxable income to fully utilize our deferred tax assets, we would then be required to establish a valuation allowance against such deferred tax assets. We would increase our income tax expense by the amount of the tax benefit we do not expect to realize. This would reduce our net income and could have a material adverse effect on our results of operations and our financial position.

Risks Related to our Alternative Energy Business

Our ethanol investments are subject to the risks of an inexperienced business which could adversely affect returns on our ethanol investments and our results of operations.

We do not have long term experience investing in the ethanol industry. We entered into our first agreement to invest in an ethanol plant in November 2005. At January 31, 2012, we were invested in five entities that own and operate seven ethanol production facilities. One facility has been in production since 2004, but the remaining facilities all became operational or were acquired in fiscal year 2008 or later. Our ethanol investments have been managed by our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer. We do not otherwise have a dedicated ethanol development or management staff at the parent company level. As a consequence, our ethanol investments are subject to risks including an unproven business model, a lack of operating history and an undeveloped operating structure. These risks could result in our making investments in ethanol plants that perform substantially below our expectations, which would adversely affect our results of operations and financial condition.

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

The institutional senior lenders to the companies which own and operate our ethanol plants hold liens on the plant’s assets. If a company fails to make its debt service payments, the senior lender will have the right to repossess the plant’s assets in addition to other remedies, which are superior to our rights as an equity investor. Such action could have a material adverse impact on our investment in the ethanol plant.

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

Our returns on ethanol investments are highly sensitive to grain prices. Corn is the principal raw material our ethanol plants use to produce ethanol and co-products. As a result, changes in the price of corn can significantly affect their businesses. Rising corn prices result in higher costs of ethanol and co-products. Because ethanol competes with non-corn-based fuels, our ethanol plants generally will be unable to pass along increased grain costs to their customers. At certain levels, grain prices may make ethanol uneconomical to produce.

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, the value of the U.S. dollar and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require our ethanol plants to suspend operations which would have a material adverse effect on the financial returns on our ethanol investments and our consolidated results of operations.

The spread between ethanol and corn prices can vary significantly. The gross margin at our ethanol plants depends principally on the spread between ethanol and corn prices. Fluctuations in the spread are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the results of operations at our ethanol plants.

Our risk management strategies may be ineffective and may expose us to decreased profitability and liquidity. In an attempt to partially offset the impact of volatility of commodity prices, we enter into forward contracts to sell a portion of our ethanol and distillers grains production and to purchase a portion of our corn and natural gas requirements. The financial impact of these risk management activities is dependent upon, among other items, the prices involved and our ability to receive or deliver the commodities involved. Risk management activities can result in financial loss when positions are purchased in a declining market or when positions are sold in an increasing market. We vary the amount of risk management techniques we utilize, and we may choose not to engage in any risk management activities. Should we fail to properly manage the inherent volatility of commodities prices, our results of operations and financial condition may be adversely affected.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that our ethanol plants use in their manufacturing process. Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed as fuel in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond the ethanol plants’ control, such as weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair the ethanol plants’ ability to economically manufacture ethanol for their customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect results of operations and financial position at our ethanol plants.

Fluctuations in the selling price of commodities may reduce profit margins at our ethanol plants. Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply and demand for gasoline and our ethanol plants’ results of operations and financial position may be materially adversely affected if gasoline demand decreases.

Distillers grains compete with other protein based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which their products are made. Historically, sales prices for distillers grains have tracked along with the price of corn. However, there have been instances when the price increase for distillers grains has lagged price increases in corn prices.

The production of distillers grains has increased as a result of increases in dry mill ethanol production in the United States. This could lead to price declines in what we can sell our distillers grains for in the future. Such declines could have an adverse material effect on our results of operations.

Increased ethanol production or decreases in demand for ethanol may result in excess production capacity in the ethanol industry, which may cause the price of ethanol, distillers grains and corn oil to decrease.

According to the RFA, domestic ethanol production nameplate capacity has increased to approximately 14.9 billion gallons per year at January 2012. The RFA estimates that, as of January 2012, approximately 140 million gallons per year of additional production capacity is under construction. Excess capacity in the ethanol industry would have an adverse effect on the results of our ethanol operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

In addition, because ethanol production produces distillers grains and corn oil as co-products, increased ethanol production will also lead to increased supplies of distillers grains and corn oil. An increase in the supply of distillers grains and corn oil, without corresponding increases in demand, could lead to lower prices or an inability to sell our ethanol plants’ distillers grains and corn oil production. A decline in the price of distillers grains or corn oil could have a material adverse effect on the results of our ethanol operations.

Trade restrictions on ethanol exports could reduce the demand for ethanol.

The European Union initiated an anti-dumping and anti-subsidy investigation regarding United States exports of ethanol to Europe and United States policies surrounding ethanol production and use. If producers and exporters of ethanol are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export ethanol. This could result in an oversupply of ethanol in the United Sates which could have a material adverse effect on the results of our ethanol operations.

We depend on our partners to operate certain of our ethanol investments.

Our investments currently represent both majority and minority equity positions. Day-to-day operating control of minority owned plants generally remains with the local farmers’ cooperative or investor group that has promoted the plant. We may not have the ability to directly modify the operations of these plants in response to changes in the business environment or in response to any deficiencies in local operations of the plants. In addition, local plant operators, who also represent the primary suppliers of corn and other crops to the plants, may have interests, such as the price and sourcing of corn and other crops, that may differ from our interest, which is based solely on the operating profit of the plant. The limitations on our ability to control day-to-day plant operations could adversely affect plant results of operations.

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

Any advances in technology which require significant unanticipated capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on the results of our ethanol operations.

In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol. It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol, and the results of our ethanol operations may be materially adversely affected.

The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The elimination of the blender’s credit could have a material adverse effect on the results of our ethanol operations. The American Jobs Creation Act of 2004 created the Volumetric Ethanol Tax Credit, referred to as the “blender’s credit.” This credit allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol, or $0.045 per gallon if blended with 10% ethanol (E-10), and $0.3825 per gallon if blended with 85% ethanol (E-85). The $0.45 per gallon incentive for ethanol expired on December 31, 2011. This credit was a significant benefit to our customers and the elimination of this credit makes our product less attractive to customers.

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act of 2007 (the “2007 Act”) is uncertain. The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for conventional biofuels for 2012 of 13.2 billion gallons is lower than current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS. Any significant increase in production capacity beyond the RFS level could have a negative impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could negatively affect ethanol prices and our future performance. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS to include ethanol and other fuels produced from fossil fuels like coal and natural gas. Our operations and resulting financial performance could be adversely impacted if the RFS Flexibility Act or the Domestic Alternative Fuels Act of 2012 are enacted into law.

Changes in corporate average fuel economy standards could adversely impact ethanol prices. Flexible fuel vehicles receive preferential treatment in meeting federally mandated corporate average fuel economy (“CAFE”) standards for automobiles manufactured by car makers. High blend ethanol fuels such as E-85 result in lower fuel efficiencies. Absent the CAFE preferences, car makers would not likely build flexible-fuel vehicles. Any change in CAFE preferences could reduce the growth of E-85 markets and result in lower ethanol prices.

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

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program (RFS2). We believe our plants are grandfathered at their current operating capacity, but plant expansion will need to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS2 mandate. To expand our plant capacity, we may be required to obtain additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a negative impact on our financial performance.

The California Air Resources Board (“CARB”) has adopted a Low Carbon Fuel Standard (“LCFS”) requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Charge is included in this lifecycle GHG emission calculation. On December 29, 2011, the U.S. District court for the Eastern District of California issued several rulings in federal lawsuits challenging the LCFS. One of the rulings preliminarily prevents CARB from enforcing these regulations during the pending litigation. On January 23, 2012, CARB unsuccessfully attempted to appeal these rulings in the U.S. District court for the Eastern District of California and on January 26, 2012 filed another appeal with the Ninth Circuit Court of Appeals. While this standard is currently being challenged by various lawsuits, implementation of such a standard may have an adverse impact on the market for corn based ethanol in California. While this standard is being challenged by lawsuits, implementation of such a standard could have an adverse impact on the market for corn-based ethanol in California if corn-based ethanol fails to achieve lifecycle GHG emission reductions. This could have a negative impact on our financial performance.

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

At certain of our plants, we extract and sell non-edible corn oil immediately prior to the production of distillers grains. Several studies are trying to determine how corn oil extraction may impact the nutritional value of the resulting distillers grains. If it is determined that corn oil extraction adversely impacts the energy content of distillers grains, the value of the distillers grains we sell may be negatively impacted, which would have a negative impact on our results of operations.

The price of distillers grains may decline as a result of China’s anti-dumping investigation of distillers grains originating in the United Sates.

Estimates indicate that as much as 10 to 15 percent of the distiller grains produced in the United States will be exported to China in the coming year. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distiller grains are subjected to trade barriers when selling distiller grains to Chinese customers, there may be a reduction in the price of distillers grains in the United States. Declines in the price we receive for our distillers grains could lead to decreased revenues and may result in our inability to operate our ethanol plants profitably.

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

Larger firms offer efficiencies and economies of scale, resulting in lower costs of production. In addition, plants sold as part of a bankruptcy proceeding may have significantly lower costs than our ethanol plants. Absent significant growth and diversification, our ethanol plants may not be able to operate profitably in a more competitive environment. No assurance can be given that our ethanol plants will be able to compete successfully or that competition from larger companies with greater financial resources will not have a materially adverse affect on the results of our ethanol operations.

We may face competition from foreign companies.

There is a risk of foreign competition in the ethanol industry. Brazil is presently the second largest producer of ethanol in the world. Brazil’s ethanol production, which is sugarcane based, has historically been cheaper to produce than corn-based ethanol.

If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol, which may result in lower prices of ethanol. In addition, foreign ethanol producers may be able to produce ethanol at costs lower than ours. These risks could have significant adverse effects on our financial performance.

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

Our failure to effectively integrate the recently completed acquisition of NuGen could result in an inability to realize the anticipated benefits of the purchase and adversely affect our business and operating results.

Our recent acquisition of NuGen will involve the integration of a company that had previously operated independently, which is challenging and time-consuming. The process of integrating NuGen, a previously privately held company, into REX, a publicly traded company, could result in the loss of key employees, the disruption of its ongoing businesses, or inconsistencies in the respective standards, controls, procedures, and policies of the two companies, any of which could adversely affect our ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies will require REX to dedicate significant management resources and to potentially expend additional funds for additional staffing, resources and control procedures, all of which could temporarily divert attention from the day-to-day business of the combined company. If we fail to complete an effective integration of NuGen into REX, anticipated growth in revenue, profitability, and cash flow resulting from the purchase of NuGen could be adversely affected.

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

The debt agreements for the ethanol plants limit, or otherwise restrict the amount of dividends and other payments the ethanol subsidiaries can transfer to their members.

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

Changes in interest rates could have a material adverse effect on the results of our ethanol operations.

One Earth and Patriot have interest rate swaps at January 31, 2012 that, in essence, fix the interest rate on a portion of their variable rate debt. During fiscal years 2011, 2010 and 2009, we recognized losses on these swaps. Further reductions in interest rates could increase the liability position of the interest rate swaps, requiring us to record additional expense which could be material. The liability for these interest rate swaps could also result in a default of the term loan agreements’ restrictive financial covenants.

In addition, increases in interest rates could have a negative impact on results of operations as all of the debt our ethanol plants have is variable rate debt. Furthermore, the interest rate swaps do not fix the interest rate on the entire portion of the related debt.

We rely on information technology in our operations and financial reporting and any material failure, inadequacy, interruption or security breach of that technology could harm our ability to efficiently operate our business and report our financial results accurately and timely.

We rely heavily on information technology systems across our operations, including for management of inventory, purchase orders, production, invoices, shipping, accounting and various other processes and transactions. Our ability to effectively manage our business, coordinate the production, distribution and sale of our products and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems through a cyber attack or otherwise could cause delays in product sales, reduced efficiency of our operations and delays in reporting our financial results. Significant capital investments could be required to remediate any such problem. Security breaches of employee information or other confidential or proprietary data could also adversely impact our reputation, and could result in litigation against us or the imposition of penalties.

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

At January 31, 2012, we own one distribution facility and 16 former retail store properties comprising approximately 452,000 square feet that are completely or partially vacant. We are currently marketing these facilities for lease or sale. We may not be able to successfully lease or sell these properties which could result in lost opportunities for revenue or future impairment charges related to the carrying value of the associated assets. We also have costs related to the vacant properties such as property taxes and utilities that we would have to bear without any revenue from such properties.

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

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	57	Chairman of the Board and Chief Executive Officer*
Douglas Bruggeman	51	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	62	Secretary*
Zafar Rizvi	62	President and Chief Operating Officer

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

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol REX.

Fiscal Quarter Ended	High	Low

April 30, 2010	$18.40	$14.87
July 31, 2010	19.30	15.19
October 31, 2010	16.83	12.96
January 31, 2011	17.23	14.84

April 30, 2011	$17.45	$13.36
July 31, 2011	17.66	14.69
October 31, 2011	18.90	14.15
January 31, 2012	26.16	15.85

As of April 5, 2012, there were 126 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our ethanol subsidiaries have certain restrictions on their ability to pay us dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

November 1-30, 2011	55,788	$17.82	55,788	162,455
December 1-31, 2011	12,063	$21.39	—	162,455
January 1-31, 2012	—	$—	—	162,455

Total	67,851	$18.45	55,788	162,455

(1)

A total of 12,063 shares of common stock were purchased by us other than through a publicly announced plan or program. These shares were acquired on December 16, 2011 in payment of the exercise price of stock options exercised by Douglas L. Bruggeman, our Chief Financial Officer pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $21.39 per share.

(2)

On October 20, 2011, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2012, a total of 162,455 shares remained available to purchase under this authorization.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of selected publicly traded consumer ethanol producers (*) for the period commencing January 31, 2007 and ended January 31, 2012. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2007 and reinvestment of all dividends.

* The peer group (and the month the companies went public if within the five year period) is comprised of Pacific Ethanol, Inc., BioFuel Energy Corp. (June 2007) and Green Plains Renewable Energy, Inc. Returns for the peer group are included upon a full year’s return being available as of January 31.

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

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2012	2011	2010	2009	2008

Net sales and revenue (a)	$409,952	$301,407	$169,777	$68,408	$185
Net (income) loss attributable to noncontrolling interests	$(5,428)	$(3,673)	$(3,900)	$3,156	$841
Income (loss) from continuing operations attributable to REX common shareholders, net of tax (a) (b) (c)	$26,495	$3,386	$6,156	$(2,969)	$19,936
Net income (loss) attributable to REX common shareholders (b) (c)	$28,270	$5,069	$8,652	$(3,297)	$33,867
Basic income (loss) per share from continuing operations attributable to REX common shareholders (a)	$2.90	$0.35	$0.66	$(0.29)	$1.91
Diluted income (loss) per share from continuing operations attributable to REX common shareholders (a)	$2.88	$0.34	$0.65	$(0.29)	$1.70
Basic net income (loss) per share attributable to REX common shareholders	$3.10	$0.53	$0.93	$(0.32)	$3.25
Diluted net income (loss) per share attributable to REX common shareholders	$3.08	$0.52	$0.91	$(0.32)	$2.89
Total assets	$438,049	$375,722	$451,505	$451,288	$408,978
Long-term debt and capital lease obligations, net of current maturities	$108,527	$70,973	$126,689	$103,939	$35,224
Long-term derivative financial instrument liability	$2,541	$3,688	$4,055	$4,032	$2,308

a)

Amounts differ from those previously reported as the results of our former retail segment and certain real estate assets have been reclassified into discontinued operations. See Note 17 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)	The results for the year ended January 31, 2008 include significant amounts of income from the sale of ethanol investments and synthetic fuel partnerships.

c)	The results for the year ended January 31, 2011 include a significant expense for loss on deconsolidation of Levelland Hockley and related impairment charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At January 31, 2012, we had lease agreements for all or parts of six former retail properties and had 16 vacant former retail properties. We also own one former distribution center, which is partially leased, partially occupied by our corporate office personnel and partially vacant. We are marketing the vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with a term of five to twenty years.

We currently have equity investments in five ethanol production entities, two of which we have a majority ownership interest in. We may make additional investments in the alternative energy segment during fiscal year 2012.

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

The crush spread realized in 2011 was subject to significant volatility. For calendar year 2011, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $6.80 per bushel, ranging from a low of approximately $5.88 per bushel in October 2011 to a high of approximately $7.85 per bushel in June 2011. Ethanol prices had significant fluctuations ranging from approximately $2.16 per gallon in December to approximately $2.83 per gallon in July. Ethanol and corn prices have tended to trade in the same direction but with varying spreads. In 2011, the CBOT crush spread ranged from a low of approximately negative $0.04 per gallon to a high of approximately $0.44 per gallon. We believe ethanol demand in 2011 was impacted by the expiration of the Volumetric Ethanol Tax Credit Blender Credit as of December 31, 2011. Crush spreads have continued to decline in 2012 and have remained negative (absent the consideration of distillers grains and corn oil). Prices for distillers grains we sell generally trend with grain prices. These prices have partially offset the decline in the crush spread.

We reported segment profit (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $48.6 million in fiscal year 2011 compared to approximately $13.4 million in fiscal year 2010. The increase in profitability primarily resulted from increased periods of ownership of the NuGen plant for the current year and impairment charges and loss on deconsolidation of Levelland Hockley recognized in fiscal year 2010 of approximately $18.4 million. Levelland Hockley reported a loss from operations in fiscal year 2010 and as a result of narrowing crush spreads was shut down in January 2011.

We expect that future operating results from our consolidated ethanol plants will be based upon combined annual production of between 200 and 230 million gallons of ethanol, which assumes that One Earth and NuGen will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the 2011 results.

Ethanol Investments

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. Historically, we invested in six entities (one of which was divested) and five of which we remain invested in as of January 31, 2012, utilizing equity investments.

The following table is a summary of our ethanol investments in operating plants at January 31, 2012:

Entity	Trailing 12 Months Ethanol Gallons Sold	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Sold

One Earth Energy, LLC	104.6 M	74%	77.4 M
NuGen Energy, LLC	114.6 M	98%	112.3 M
Patriot Renewable Fuels, LLC	114.8 M	26%	29.8 M
Big River Resources W Burlington, LLC	105.5 M	10%	10.5 M
Big River Resources Galva, LLC	106.4 M	10%	10.6 M
Big River United Energy, LLC	118.2 M	5%	5.9 M
Big River Resources Boyceville, LLC (1)	4.7 M	10%	0.5 M

Total (2)	668.8 M		247.0 M
(1) Our current effective annual gallons sold represents one month of ownership of Big River Resources Boyceville, LLC.

(2) The table excludes Levelland Hockley, which ceased production in January 2011.

One Earth commenced production operations late in the second quarter of fiscal year 2009 and began generating revenue in the third quarter of fiscal year 2009.

Effective November 1, 2011, we acquired an additional 50% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. This acquisition resulted in our ownership interest in NuGen increasing to 98%.

Patriot commenced production operations in the second quarter of fiscal year 2008.

Big River completed construction in the second quarter of fiscal year 2009 of its second plant which has an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. The plant is located in Galva, Illinois.

In August 2009, Big River acquired a 50.5% interest in an ethanol production facility which has an annual nameplate capacity of 100 million gallons of ethanol and 320,000 tons of DDG per year. The plant is located in Dyersville, Iowa.

In December 2011, Big River acquired a 100% interest in an ethanol production facility which has an annual nameplate capacity of 55 million gallons of ethanol and 176,000 tons of DDG per year. The plant is located in Boyceville, Wisconsin.

The Levelland Hockley plant was shut down in early January 2011 as a result of industry wide low crush spread margins and the plant’s inability to source grain at affordable prices. On January 31, 2011 we sold 814,000 of our membership units to Levelland Hockley for $1, reducing our ownership interest in Levelland Hockley to 49%. As a result, we no longer have a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, we deconsolidated Levelland Hockley and began using the equity method of accounting to account for the results of Levelland Hockley. In connection with the deconsolidation, we recorded our remaining noncontrolling equity interest and our debt investments at fair value. Our estimate of fair value for all of our investments in Levelland Hockley was $0 at January 31, 2011. We recorded a pretax charge of approximately $18.4 million as a result of deconsolidating Levelland Hockley and writing our remaining investments in Levelland Hockley to $0 at January 31, 2011. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. As a result, we no longer can exercise significant influence over Levelland Hockley and began using the cost method of accounting. There has been no change in the carrying value of our investments in Levelland Hockley as a result of the change to the cost method of accounting.

Investment in Synthetic Fuel Partnerships

We had invested in three limited partnerships which owned facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. The Section 29/45K tax credit program expired on December 31, 2007. During fiscal year 2005, we sold our membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through December 2007. The plant was subsequently sold and during fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. During fiscal year 2011, a final payment of $2.9 million was received with respect to the “qualified production”. Income related to this payment was recognized during fiscal year 2011, as collectability of the amount became assured. We will not receive additional payments, or recognize additional income, from this investment.

Real Estate Operations

At January 31, 2012, we had lease agreements, as landlord, for six owned former retail stores (77,000 square feet). We have 16 owned former retail stores (206,000 square feet) that are vacant at January 31, 2012. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (221,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (246,000 square feet).

Retail

We completed the exit of our retail business during the second quarter of fiscal year 2009. We offered extended service contracts to our customers which typically provide, inclusive of manufacturers’ warranties, one to five years of warranty coverage. We plan to manage and administer these contracts over the life of the contracts. Service contract repair costs are charged to operations as incurred. We expect to continue recognizing extended service contract revenues and expenses (as discontinued operations) through January 2014, although the revenues will decline annually as we are no longer selling new contracts. We typically service a warranty claim through a network of third party repair and service providers. Warranty repair costs have been in the range of 13% to 25% of extended service contract revenue over the last three years; we expect these costs to average approximately 15% to 20% of extended service contract revenue in future years. Future expected amortization of deferred revenue and commission expense are as follows (amounts in thousands):

Years Ended January 31,	Deferred Revenue	Deferred Commission Expense

2013	$1,864	$565
2014	552	164

Total	$2,416	$729

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Fiscal Years Ended January 31, 2012 and 2011

Net Sales and Revenue – Net sales and revenue in fiscal year 2011 were approximately $410.0 million, a 36.0% increase from approximately $301.4 million in fiscal year 2010. Net sales and revenue do not include sales from retail and real estate properties that have been sold and classified in discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of approximately $108.2 million. This increase is primarily a result of higher commodity prices during fiscal year 2011 and the acquisition of NuGen completed during the fourth quarter of fiscal year 2011. Net sales and revenue from our real estate segment increased $0.3 million over the prior year to approximately $1.3 million.

The following table reflects the approximate percent of net sales and revenue for each product and service group for the periods presented:

	Fiscal Year

Product or Service Category	2011	2010	2009

Ethanol	82%	83%	82%
Distillers grains	18	16	17
Leasing	—	1	1

Total	100%	100%	100%

Gross Profit – Gross profit was approximately $33.8 million in fiscal year 2011, or 8.3% of net sales and revenue, versus approximately $30.6 million in fiscal year 2010 or 10.2% of net sales and revenue. This represents an increase of approximately $3.2 million. Gross profit for fiscal year 2011 increased by approximately $4.0 million over the prior year as a result of operations in the alternative energy segment. Gross loss for fiscal year 2011 increased by approximately $0.8 million compared to the prior year from our real estate segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2011 were approximately $10.4 million (2.5% of net sales and revenue), an increase of approximately $0.7 million or 6.7% from approximately $9.7 million (3.2% of net sales and revenue) for fiscal year 2010. Compared to the prior year, these expenses increased approximately $1.0 million in the alternative energy segment and decreased approximately $0.4 million in the corporate and other category.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2011 and 2010, we recognized income of approximately $21.5 million and $14.6 million, respectively, from our equity investments in Big River, Patriot and NuGen. Big River has a plant with an annual nameplate capacity of 92 million gallons which has been in operation since 2004. Big River opened an additional plant with an annual nameplate capacity of 100 million gallons during the second quarter of fiscal year 2009, acquired a 50.5% ownership in a plant with an annual nameplate capacity of 100 million gallons in August 2009 and acquired a 100% ownership in a plant with an annual nameplate capacity of 55 million gallons in December 2011. Patriot has an ethanol facility with an annual nameplate capacity of 100 million gallons which has been in operation since the second quarter of fiscal year 2008. Effective November 1, 2011, we acquired an additional 50% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. This acquisition increased our ownership in NuGen to 98%. We acquired our initial 48% equity interest in NuGen on July 1, 2010.

Income from Big River and Patriot in fiscal year 2011 was relatively consistent with fiscal year 2010 levels. Income from Big River was approximately $6.9 million and $5.4 million in fiscal years 2011 and 2010, respectively; Big River benefited in the current year from increases in by-product pricing and patronage dividends. Income from Patriot was approximately $5.3 million and $5.2 million in fiscal years 2011 and 2010, respectively.

Income from NuGen was approximately $9.3 million and $4.0 million in fiscal years 2011 and 2010, respectively. The increase results primarily from increased crush spreads realized and recognizing ten months of equity method income from NuGen in fiscal year 2011 versus six months of equity method income from NuGen in fiscal year 2010. Effective November 1, 2011, we ceased using the equity method of accounting for NuGen and began consolidating the results of NuGen.

Overall, we expect the trends in crush spread margins described in the “Overview” section to be generally consistent with the operating experience of Big River and Patriot as their results are dependent on the same key drivers (corn and natural gas pricing as well ethanol pricing).

Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to the fiscal year 2011 results.

Impairment Charges and Loss on Deconsolidation – During fiscal year 2010, we recognized losses totaling approximately $18.4 million related to the impairment of notes receivable from Levelland Hockley and the deconsolidation of Levelland Hockley. Effective January 31, 2011, we sold a portion of our equity interest in Levelland Hockley. As a result, we no longer have a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, we deconsolidated Levelland Hockley and recorded our retained investment at fair value as of January 31, 2011. We recognized an impairment loss related to the notes receivable of approximately $8.9 million during fiscal year 2010. We also recognized a loss on deconsolidation of approximately $9.5 million during fiscal year 2010.

Bargain purchase gain, net – On November 1, 2011, we acquired 50% of the outstanding membership units of NuGen, which resulted in us owning approximately 98% of the outstanding membership units in NuGen. We applied acquisition accounting for this business combination achieved in stages, and recognized a loss of approximately $5.4 million by remeasuring the fair value of our equity method investment at the acquisition date and a bargain purchase gain of approximately $9.0 million related to the fair value of the assets acquired less liabilities assumed exceeding our consideration given for such net assets.

Income from Synthetic Fuel Investments – During fiscal year 2011 we received approximately $2.9 million as final payment related to the sale of our membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We will not receive nor recognize any additional amounts from the sale of our membership interest.

Interest Income – Interest income of approximately $0.4 million for fiscal year 2011 was consistent with fiscal year 2010.

Interest Expense – Interest expense decreased to approximately $3.5 million for fiscal year 2011 from approximately $5.6 million for fiscal year 2010. The decrease in interest expense was primarily attributable to the alternative energy segment as we had higher interest expense in fiscal year 2010 as a result of consolidating the results of Levelland Hockley for a majority of the prior year. The decrease was partially offset as a result of consolidating NuGen effective November 1, 2011.

Loss on Early Termination of Debt – During fiscal years 2011 and 2010, we completed the early payoff of mortgage debt prior to maturity. As a result, we expensed certain unamortized financing costs and prepayment penalties of approximately $1,000 and $48,000 during fiscal years 2011 and 2010, respectively, as loss on early termination of debt.

Other Income – Other income increased to approximately $0.6 million in fiscal year 2011 compared to approximately $0.3 million in fiscal year 2010. Income recognized by NuGen related to dividends paid by a co-operative during the current year is the primary reason for the increase. We do not expect other income to be significant in future periods.

Losses on Derivative Financial Instruments – We recognized losses of approximately $1.1 million and $2.1 million during fiscal years 2011 and 2010, respectively, related to forward interest rate swaps that One Earth entered into during fiscal year 2007. One of the swaps expired in July 2011 and one expires in July 2014. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. As interest rates declined during fiscal years 2011 and 2010, we incurred losses on the interest rate swap. Should interest rates continue to decline, we would expect to experience continued losses on the remaining interest rate swap. We would expect to incur gains on the interest rate swap should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to the interest rate swap.

Income Taxes – Our effective tax rate was 33.3% and 29.9% for fiscal years 2011 and 2010, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. In addition, our effective rate was favorably impacted by approximately 3% during the current year as a result of domestic production activities deductions resulting from operations at certain of our ethanol plants.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $31.9 million for fiscal year 2011 versus approximately $7.1 million for fiscal year 2010.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of taxes, of approximately $1.3 million in fiscal year 2011 compared to $1.5 million in fiscal year 2010. This income includes the amortization of deferred income related to extended service contracts sold when we operated the former retail segment. Eight properties classified as discontinued operations were sold during fiscal year 2011, resulting in a gain, net of taxes, of approximately $0.4 million. We sold or disposed of ten former retail store locations classified as discontinued operations in fiscal year 2010; as a result, we had a gain from disposal of discontinued operations, net of taxes, of approximately $0.2 million in fiscal year 2010. We expect income from discontinued operations to decline in future periods as our extended service plan activities wind down.

Noncontrolling Interests – Income or (loss) related to noncontrolling interests was approximately $5.4 million and $3.7 million during fiscal years 2011 and 2010, respectively, and represents the owners’ (other than us) share of the income or loss of One Earth (full year of fiscal year 2011) and NuGen (fourth quarter of fiscal year 2011) and One Earth and Levelland Hockley (fiscal year 2010). Noncontrolling interests of One Earth and NuGen were approximately $5.2 million and $0.2 million, respectively, during fiscal year 2011. Noncontrolling interests of One Earth and Levelland Hockley were approximately $6.9 million and $(3.2) million, respectively, during fiscal year 2010.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was $28.3 million for fiscal year 2011 compared to $5.1 million for fiscal year 2010.

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

The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 19, our chief operating decision maker (as defined by Accounting Standards

Codification (“ASC”) 280 “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

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

	Years Ended January 31,

	2012	2011	2010

Net sales and revenues:
Alternative energy	$408,635	$300,389	$169,175
Real estate	1,317	1,018	602

Total net sales and revenues	$409,952	$301,407	$169,777

Segment gross profit (loss):
Alternative energy	$35,179	$31,173	$21,923
Real estate	(1,343)	(543)	(1,041)

Total gross profit	$33,836	$30,630	$20,882

Segment profit (loss):
Alternative energy segment	$48,580	$13,403	$17,811
Real estate	(1,539)	(770)	(1,225)
Corporate expenses	(2,307)	(2,724)	(1,870)
Interest expense	(111)	(205)	(338)
Interest income	319	372	263
Income from synthetic fuel investments	2,883	—	—

Income from continuing operations before income taxes	$47,825	$10,076	$14,641

Alternative Energy

The alternative energy segment includes the consolidated financial results of One Earth and NuGen, our other investments in ethanol facilities, the income or loss related to those investments and certain administrative expenses. One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009. Effective November 1, 2011, we obtained a controlling financial interest in NuGen. Thus, we began consolidating the results of NuGen prospectively as of the acquisition date. Prior to November 1, 2011, we used the equity method of accounting to account for the results of NuGen. Effective January 31, 2011, we sold a portion of our ownership interest in Levelland Hockley. As a result, we no longer have a controlling financial interest in

Levelland Hockley, and therefore, we deconsolidated Levelland Hockley effective January 31, 2011. The results of Levelland Hockley are consolidated in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows during fiscal years 2010 and 2009. The assets, liabilities and equity of Levelland Hockley are deconsolidated in the accompanying Consolidated Balance Sheets as of January 31, 2012 and 2011.

The following table summarizes sales from One Earth, NuGen and Levelland Hockley, by product group during periods of consolidation (amounts in thousands):

	Years Ended January 31,
	2012	2011

Ethanol	$333,599	$250,818
Dried distillers grains	71,663	41,625
Other	3,373	7,946

Total	$408,635	$300,389

The following table summarizes selected operating data from One Earth, NuGen and Levelland Hockley during periods of consolidation:

	Years Ended January 31,
	2012	2011

Average selling price per gallon of ethanol	$2.49	$1.81
Average selling price per ton of dried distillers grains	$196.46	$126.25
Average cost per bushel of grain	$6.66	$4.10
Average cost of natural gas (per mmbtu)	$4.88	$4.80

Net sales and revenue for the current year increased approximately $108.2 million over the prior year to approximately $408.6 million, primarily as a result of increases in ethanol and dried distillers grains prices during the current year and the consolidation of NuGen’s results effective November 1, 2011, which was partially offset by including the results of Levelland Hockley in the prior year. Ethanol sales increased from approximately $250.8 million in the prior year to approximately $333.6 million in the current year. The average selling price per gallon of ethanol increased from $1.81 in the prior year to $2.49 in the current year. Our ethanol sales were based upon approximately 134.0 million gallons in the current year compared to approximately 138.3 million gallons in the prior year. Dried distillers grains sales increased from approximately $41.6 million in the prior year to approximately $71.7 million in the current year. The average selling price per ton of dried distillers grains increased from $126.25 in the prior year to $196.46 in the current year. Our dried distillers grains sales were based upon approximately 365,000 tons in the current year compared to approximately 327,000 tons in the prior year.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	200 million to 230 million gallons
Dried distillers grains	580,000 to 620,000 tons
Corn Oil	30 million to 40 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or near nameplate capacity, which is dependent upon the crush spread realized. This expectation also assumes that we will not consolidate any other ethanol plants.

Gross profit from alternative energy segment sales was approximately $35.2 million during the current year compared to approximately $31.2 million during the prior year. Gross profit improved primarily because of the prior year results including those of Levelland Hockley which produced at approximately 75% of capacity, and, thus was very inefficient with respect to gross profit. Grain accounted for approximately 84.6% ($316.0 million) of our cost of sales during the current year compared to 76.8% ($206.9 million) during the prior year. Natural gas accounted for approximately 5.0% ($18.6 million) of our cost of sales during the current year compared to 7.0% ($19.0 million) during the prior year. Given the inherent volatility in ethanol and grain prices, we cannot predict the trend of the spread between ethanol and grain prices in future periods compared to historical periods.

We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Less than 1% of our forecasted ethanol sales and approximately 9% of our forecasted distillers grains sales during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of ethanol and distillers grains from the current pricing would result in a decrease in revenues of approximately $42.5 million and $10.9 million, respectively. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse change in the price of corn from current pricing would result in an increase in cost of sales of approximately $44.6 million.

Selling, general and administrative expenses were approximately $7.8 million in fiscal year 2011, a $1.0 million increase from approximately $6.8 million in fiscal year 2010. A majority of the increase results from higher incentive compensation expense related to higher segment profitability during the current fiscal year. We expect selling, general and administrative expenses in future years to increase by approximately $4.0 million to $4.5 million over the current year level as future results will include a full year of consolidated results of NuGen.

Income from equity method investments in Big River, Patriot and NuGen increased from approximately $14.6 million in the prior year to approximately $21.5 million in the current year.

We recognized approximately $6.9 million of income from Big River in fiscal year 2011 which is approximately $1.5 million above the prior year amount of approximately $5.4 million. Big River benefited in the current year from increases in by-product pricing and patronage dividends.

We recognized approximately $5.3 million of income from Patriot in fiscal year 2011, which is consistent with the approximately $5.2 million in the prior year.

We recognized approximately $9.3 million of income from NuGen in fiscal year 2011, which is approximately $5.3 million higher than the approximately $4.0 million in the prior year. The increase results primarily from increased crush spreads realized and recognizing ten months of equity method income from NuGen in fiscal year 2011 versus six months of equity method income from NuGen in fiscal year 2010. As we consolidate the results of NuGen effective November 1, 2011, we will not recognize income under the equity method for the results of NuGen in future periods.

Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

During fiscal year 2010, we recognized losses totaling approximately $18.4 million related to the impairment and deconsolidation of Levelland Hockley. Effective January 31, 2011, we sold a portion of our equity interest in Levelland Hockley. As a result, we no longer have a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, we deconsolidated Levelland Hockley and recorded our retained investment in Levelland Hockley at fair value as of January 31, 2011. We recognized an impairment loss on our note receivable of approximately $8.9 million during fiscal year 2010. We also recognized a loss on deconsolidation of approximately $9.5 million during fiscal year 2010.

On November 1, 2011, we acquired 50% of the outstanding membership units of NuGen, which resulted in us owning approximately 98% of the outstanding membership units in NuGen. We applied acquisition accounting for this business combination achieved in stages, and recognized a loss of approximately $5.4 million by remeasuring the fair value of our equity method investment at the acquisition date and a bargain purchase gain of approximately $9.0 million related to the fair value of the assets acquired less liabilities assumed exceeding our consideration given for such net assets.

Interest expense decreased approximately $2.0 million in the current year from the prior year to approximately $3.4 million, as we no longer consolidate Levelland Hockley. Based on current interest rates and debt levels, we expect interest expense to be in the range of $4.0 million to $4.5 million in fiscal year 2012.

Other income increased to approximately $0.6 million in fiscal year 2011 compared to approximately $0.3 million in fiscal year 2010. Income recognized by NuGen related to dividends paid by a co-operative during the current year is the primary reason for the increase. We do not expect other income to be significant in future periods.

Losses on derivative financial instruments held by One Earth were approximately $1.1 million in the current year compared to approximately $2.1 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

As a result of the factors discussed above, segment profit increased to $48.6 million in the current year from $13.4 million in the prior year.

Real Estate

The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2012, we had lease agreements, as landlord, for six owned former retail stores (77,000 square feet). We have 16 owned former retail stores (206,000 square feet) that are vacant at January 31, 2012. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (221,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (246,000 square feet).

Net sales and revenue for the current year increased approximately $0.3 million over the prior year to approximately $1.3 million. The increase in revenue is primarily a result of a lease for a portion of a distribution center that was executed during the fourth quarter of fiscal year 2010. Gross loss from this segment was approximately $1.3 million during the current year compared to approximately $0.5 million during the prior year. Gross loss increased primarily as a result of impairment charges of approximately $1.2 million in the current year compared to approximately $0.2 million in the prior year. We expect lease revenue in fiscal year 2012 to be consistent with fiscal year 2011 based upon leases currently executed.

Selling, general and administrative expenses were approximately $0.3 million in fiscal year 2011, consistent with the $0.2 million in fiscal year 2010. We expect selling, general and administrative expenses in future periods to remain consistent with comparable historical periods.

As a result of the factors discussed above, segment loss was approximately $1.5 million in the current year compared to approximately $0.8 million in the prior year. Excluding any property sales that may occur in fiscal year 2012, we expect to generate another segment loss in fiscal year 2012 based upon the current number of vacant properties.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the alternative energy or real estate segments and income from synthetic fuel investments.

Selling, general and administrative expenses were approximately $2.3 million in the current year consistent with the approximately $2.7 million of expenses in the prior year. We expect selling, general and administrative expenses in future periods to be consistent with current year levels.

Interest expense of approximately $0.1 million in the current year is consistent with prior year expense.

Interest income of approximately $0.3 million in the current year is consistent with prior year income.

Comparison of Fiscal Years Ended January 31, 2011 and 2010

Net Sales and Revenue – Net sales and revenue in fiscal year 2010 were approximately $301.4 million, a $131.6 million increase from approximately $169.8 million in fiscal year 2009. Net sales and revenue do not include sales from retail and real estate operations classified in discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of approximately $131.2 million and a full year of production at our One Earth facility. Net sales and revenue from our real estate segment increased approximately $0.4 million over the prior year to approximately $1.0 million.

Gross Profit – Gross profit was approximately $30.6 million in fiscal year 2010 versus approximately $20.9 million for fiscal year 2009. This represents an increase of approximately $9.7 million. Gross profit for fiscal year 2010 increased by approximately $9.3 million over the prior year as a result of operations in the alternative energy segment. Our real estate segment had gross loss for fiscal year 2010 of approximately $0.5 million compared to approximately $1.0 million in the prior year.

Selling, General and Administrative Expenses– Selling, general and administrative expenses for fiscal year 2010 were approximately $9.7 million (3.2% of net sales and revenue), an increase of approximately $3.6 million or 57.8% from approximately $6.2 million (3.6% of net sales and revenue) for fiscal year 2009. Compared to the prior year, these expenses increased approximately $2.6 million and $0.9 million in the alternative energy segment and the corporate and other category, respectively.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2010 and 2009, we recognized income of approximately $14.6 million and approximately $6.0 million, respectively from our equity investments in Big River, Patriot and NuGen. Big River has a plant with an annual nameplate capacity of 92 million gallons which has been in operation since 2004. Big River opened an additional plant with an annual nameplate capacity of 100 million gallons during the second quarter of fiscal year 2009 and acquired a 50.5% ownership in a plant with an annual nameplate capacity of 100 million gallons in August 2009. Patriot has an ethanol facility with an annual nameplate capacity of 100 million gallons which has been in operation since the second quarter of fiscal year 2008. Effective July 1, 2010, we acquired a 48% equity interest in NuGen which operates an ethanol production facility in Marion South Dakota, with an annual nameplate capacity of 100 million gallons.

Income from Big River was approximately $5.4 million and approximately $2.5 million in fiscal years 2010 and 2009, respectively. Although our proportionate 10% share of income from Big River has been consistent over the prior two years, Big River benefited in fiscal year 2010 from a full year of production at its Big River Galva and Big River United Energy facilities.

We recorded income of approximately $5.2 million and approximately $3.5 million from Patriot in fiscal years 2010 and 2009, respectively. Patriot experienced a decline in interest expense of approximately $2.2 million, as its term debt is variable rate debt, and interest rates declined in fiscal year 2010. Patriot also recognized a gain on the early extinguishment of debt of approximately $1.9 million.

We recognized approximately $4.0 million of income from NuGen in fiscal year 2010. This was the first year we reported income from NuGen given that the acquisition of our interest in NuGen was effective July 1, 2010.

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

Interest Income – Interest income of approximately $0.4 million for fiscal year 2010 was consistent with the prior year.

Interest Expense – Interest expense increased to approximately $5.6 million for fiscal year 2010 from approximately $4.7 million for fiscal year 2009. The increase in interest expense was primarily attributable to the alternative energy segment as we had higher amounts of average debt outstanding upon the completion of One Earth’s ethanol plant and that we are no longer capitalizing interest costs.

Loss on Early Termination of Debt –During fiscal years 2010 and 2009, we completed the early payoff of approximately $0.4 million and $8.0 million, respectively, of mortgage debt prior to maturity. As a result, we expensed certain unamortized financing costs and prepayment penalties of approximately $48,000 and $89,000 during fiscal years 2010 and 2009, respectively.

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

Losses on Derivative Financial Instruments – We recognized losses of approximately $2.1 million and $2.5 million during fiscal years 2010 and 2009, respectively, related to forward interest rate swaps that Levelland Hockley and One Earth entered into during fiscal year 2007. During fiscal year 2010, Levelland Hockley’s loss was insignificant and One Earth’s loss was approximately $2.1 million. Levelland Hockley’s swap expired in April 2010 while One Earth’s swaps expire in July 2011 and July 2014. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with fiscal year 2010 results.

Income Taxes– Our effective tax rate was 29.9% and 31.3% for fiscal years 2010 and 2009, respectively. Our effective tax rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision for our portion of subsidiaries’ income or loss with a noncontrolling interest.

Loss/Income from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $7.1 million for fiscal year 2010 versus approximately $10.1 million for fiscal year 2009.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified them as discontinued operations. As a result of these closings and certain other retail store and real estate property closings from prior years, we had income from discontinued operations, net of tax benefit, of approximately $1.5 million in fiscal year 2010 compared to approximately $1.3 million in fiscal year 2009. We sold ten properties classified as discontinued operations in fiscal year 2010 compared to selling or disposing of five properties in fiscal year 2009. As a result, we had a gain from disposal of discontinued operations, net of a tax provision, of approximately $0.2 million in fiscal year 2010 compared to approximately $1.2 million in fiscal year 2009.

Noncontrolling Interests – Income or (loss) related to noncontrolling interests was approximately $3.7 million and approximately $3.9 million for fiscal years 2010 and 2009, respectively, and represents the owners’ (other than us) share of the income or loss of Levelland Hockley and One Earth. Noncontrolling interests of Levelland Hockley and One Earth was approximately $(3.2) million and approximately $6.9 million, respectively during fiscal year 2010 and approximately $1.4 million and approximately $2.5 million, respectively during fiscal year 2009.

Net Loss/Income Attributable to REX Common Shareholders– As a result of the foregoing, net income attributable to REX common shareholders was approximately $5.1 million for fiscal year 2010 compared to approximately $8.7 million for fiscal year 2009.

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

The following table summarizes sales from Levelland Hockley and One Earth by product group (amounts in thousands):

	Years Ended January 31,
	2011	2010

Ethanol	$250,818	$140,443
Dried distillers grains	41,625	20,223
Other	7,946	8,509

Total	$300,389	$169,175

The following table summarizes selected operating data from Levelland Hockley and One Earth:

	Years Ended January 31,
	2011	2010

Average selling price per gallon of ethanol	$1.81	$1.68
Average selling price per ton of dried distillers grains	$126.25	$112.29
Average cost per bushel of grain	$4.10	$3.58
Average cost of natural gas (per mmbtu)	$4.80	$4.28

Net sales and revenue for fiscal year 2010 increased by approximately $131.2 million over the prior year to approximately $300.4 million, primarily a result of One Earth becoming fully operational during the third quarter of fiscal year 2009. Ethanol sales increased from approximately $140.4 million in the prior year to approximately $250.8 million in the current year. The average selling price per gallon of ethanol increased from $1.68 in the prior year to $1.81 in fiscal year 2010. Our ethanol sales were based upon approximately 138.3 million gallons in fiscal year 2010 compared to approximately 83.6 million gallons in the prior year. Dried distillers grains sales increased from approximately $20.2 million in the prior year to approximately $41.6 million in fiscal year 2010. The average selling price per ton of dried distillers grains increased from $112.29 in the prior year to $126.25 in fiscal year 2010. Our dried distillers grains sales were based upon approximately 327,000 tons in fiscal year 2010 compared to approximately 180,000 tons in the prior year.

Gross profit from these sales was approximately $31.2 million during fiscal year 2010 compared to approximately $21.9 million during fiscal year 2009. Gross profit improved primarily because of the volume increases in ethanol and distillers grains sold discussed above. This was offset slightly by a less favorable spread between ethanol and grain prices during fiscal year 2010 compared to fiscal year 2009.

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

Interest expense increased approximately $0.9 million in fiscal year 2010 compared to fiscal year 2009 to approximately $5.4 million, as we no longer capitalize interest on the One Earth credit facility subsequent to the commencement of operations at the plant.

Income from equity method investments in Big River, Patriot and NuGen increased from approximately $6.0 million in fiscal year 2009 to approximately $14.6 million in fiscal year 2010. We recognized approximately $5.4 million of income from our investment in Big River in fiscal year 2010 which is approximately $2.9 million above the prior year amount of approximately $2.5 million. Big River benefited in the current year from a full year of production at its Big River Galva and Big River United energy facilities during fiscal year 2010.

We recognized approximately $5.2 million of income from our investment in Patriot in fiscal year 2010, which is approximately $1.7 million higher than the approximately $3.5 million in fiscal year 2009. Patriot experienced a decline in interest expense of approximately $2.2 million, as its term debt is variable rate debt, and interest rates declined in fiscal year 2010. Patriot also recognized a gain on the early extinguishment of debt of approximately $1.9 million.

We recognized approximately $4.0 million of income from NuGen in fiscal year 2010. This was the first year we reported income from NuGen given that the acquisition of our interest in NuGen was effective July 1, 2010.

Losses on derivative financial instruments held by One Earth and Levelland were approximately $2.1 million in fiscal year 2010 compared to approximately $2.5 million in fiscal year 2009. Since the gains or losses on the derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with the fiscal year 2010 results.

As a result of the factors discussed above, segment profit decreased to approximately $13.4 million in fiscal year 2010 from approximately $17.8 million in fiscal year 2009.

Real Estate

The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2011, we had lease agreements, as landlord, for all or parts of eight former retail stores (88,000 square feet leased and 10,000 square feet vacant). We have 22 owned former retail stores (281,000 square feet), that are vacant at January 31, 2011. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (266,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (190,000 square feet).

Net sales and revenue for fiscal year 2010 of approximately $1.0 million increased approximately $0.4 million over the fiscal year 2009 amount of approximately $0.6 million. The increase in revenue is primarily a result of a lease for a portion of a distribution center that was executed during the fourth quarter of fiscal year 2009.

Gross loss from this segment was approximately $0.5 million during fiscal year 2010 compared to approximately $1.0 million during fiscal year 2009. Gross loss improved as a result of the increase in revenue discussed above.

Selling, general and administrative expenses were approximately $229,000 in fiscal year 2010, consistent with the $183,000 in fiscal year 2009.

As a result of the factors discussed above, segment loss was approximately $0.8 million in fiscal year 2010 compared to approximately $1.2 million in the prior year.

Corporate and Other

Selling, general and administrative expenses were approximately $2.7 million in fiscal year 2010 compared to approximately $1.9 million in fiscal year 2009. Professional fees increased approximately $0.3 million over the prior year. The remainder of the fluctuation results from increases in most general and administrative categories.

Interest expense of approximately $0.2 million in fiscal year 2010 is consistent with the expense in the prior year.

Interest income of approximately $0.4 million in fiscal year 2010 is consistent with the income in the prior year.

Liquidity and Capital Resources

Our primary sources of financing have been income from operations, sales of real estate and debt financing. Our primary uses of cash have been investments in ethanol entities, construction of ethanol plants, long term debt repayments and stock repurchases.

Outlook – Our cash balance of approximately $75.0 million includes approximately $28.9 million held by One Earth and NuGen. Pursuant to their debt agreements, One Earth and NuGen are limited with respect to paying dividends. Thus, we expect that One Earth and NuGen will use a majority of their cash for working capital and debt service needs. All of our ethanol investments have significant amounts of long term debt and we expect these organizations to limit the payment of dividends based upon working capital needs, debt service requirements and the requirements of their respective loan agreements. Debt service payments in excess of scheduled amounts related to ethanol debt is the result of excess cash sweeps that are required pursuant to the respective ethanol plant’s debt agreement and are based upon percentages of profitability.

We continue to investigate investment opportunities in various companies and industries. Another possible use of our excess cash is to repurchase our common stock. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. Historically, we have not incurred additional borrowings to fund repurchases of our common stock. We also plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

During the first quarter of fiscal year 2012, we expect our financial performance from our ethanol plants to decline compared to the fourth quarter of fiscal year 2011 as the crush spread has decreased from 2011 levels. The near month crush spread (determined by information on CBOT) averaged approximately $(0.06) per gallon of ethanol during the first quarter of fiscal year 2012 compared to approximately $0.14 per gallon of ethanol during calendar year 2011.

Operating Activities – Net cash provided by operating activities was approximately $34.9 million for fiscal year 2011 compared to $27.9 million in fiscal year 2010. During fiscal year 2011, operating cash flow was provided by net income of approximately $33.7 million including real estate impairment charges of approximately $1.2 million and other adjustments to net income of approximately $(7.2) million, which consist of depreciation and amortization, income from equity method ethanol investments, bargain purchase gain, net, income from synthetic fuel investments, derivative financial instruments, gain on disposal of real estate and property and equipment, deferred income and the deferred income tax provision. Cash was provided by dividends received from our equity method investees (as returns on investment) of approximately $4.9 million, primarily a result of continued profitability at these entities. Additionally, cash was provided by a refund on income taxes of approximately $7.9 million resulting from net operating losses carried back to prior years. Accounts receivable decreased approximately $4.2 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Other liabilities increased approximately $1.9 million, primarily a result of increased accrued incentive compensation expenses associated with the increase in profitability in the current year and an increase in accrued natural gas taxes. Prepaid expenses and other assets decreased approximately $1.1 million, primarily as a result of decreases in deferred commission expense related to extended warranty plans sold when we operated our former retail segment. Inventory increased approximately $14.0 million, primarily a result of One Earth utilizing additional grain storage facilities for which construction was completed in fiscal year 2011 and an increase in grain prices over fiscal year 2010. Accounts payable increased approximately $1.2 million, primarily a result of inventory receipts and timing of vendor payments.

Net cash provided by operating activities was approximately $27.9 million for fiscal year 2010. During fiscal year 2010, operating cash flow was provided by net income of approximately $8.7 million including the impact of Levelland Hockley related impairment charges and the loss on deconsolidation of approximately $16.1 million, real estate impairment charges of approximately $1.0 million and non-cash items of approximately $(0.9) million, which consist of deferred income, the deferred income tax provision, gain on disposal of real estate and property and equipment, income from ethanol investments, and depreciation and amortization. Cash was provided by dividends received from our equity method investees (as returns on investment) of approximately $5.0 million, primarily a result of increased profitability at these entities. Additionally, cash was provided by a refund on income taxes of approximately $4.3 million resulting from net operating losses carried back to prior years. Accounts receivable increased approximately $2.5 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth. Prepaid expense and other assets increased approximately $1.1 million, primarily as a result of an increase in property taxes receivable that One Earth pays and then receives a partial rebate from various taxing authorities in connection with a tax increment financing district. Other liabilities decreased approximately $1.7 million, primarily a result of payments we made related to our contingent consideration liability associated with the NuGen acquisition. Other long term assets increased approximately $0.9 million, primarily a result of an increase in property taxes receivable that One Earth pays and then receives a partial rebate from various taxing authorities in connection with a tax increment financing district and an increase in various deposits One Earth is required to maintain with utility vendors.

Investing Activities – Net cash provided by investing activities was approximately $10.6 million during fiscal year 2011 compared to cash used of approximately $5.8 million for fiscal year 2010. Capital expenditures in fiscal year 2011 totaled approximately $7.3 million, the majority of which was for the construction of corn oil extraction equipment at the One Earth and NuGen ethanol plants. We received approximately $2.9 million as a final payment on the sale (in a prior year) of our interest in a synthetic fuel partnership. We will not receive additional payments in future periods related to this sale. We used cash of approximately $1.9 million for the purchase of an additional ownership interest in Patriot. The acquisition of NuGen provided cash of approximately $12.3 million which was primarily a result of NuGen’s cash position at the time we acquired NuGen exceeding the cash we paid as consideration. Cash of approximately $4.4 million was provided by proceeds from the sale of real estate and property and equipment.

Net cash used in investing activities was approximately $5.8 million during fiscal year 2010. Capital expenditures in fiscal year 2010 totaled approximately $6.0 million, the majority of which was for the construction of additional corn storage at One Earth’s ethanol plant. We used cash of approximately $9.2 million for our acquisition of NuGen. Cash of approximately $8.0 million was provided by proceeds from the sale of real estate and property and equipment. We received cash of approximately $1.0 million as Patriot repaid the remaining balance on their note payable to us.

Financing Activities – Net cash used in financing activities was approximately $61.5 million during fiscal year 2011 compared to approximately $31.5 million for fiscal year 2010. During fiscal year 2011, repayments of debt were approximately $35.7 million. Stock option exercises in fiscal year 2011 generated cash of approximately $0.4 million. We used cash of approximately $0.6 million to pay for loan fees associated with NuGen’s long term debt refinancing. We used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of One Earth. We do not expect such payments to noncontrolling members of One Earth to increase significantly in fiscal year 2012. We used cash of approximately $1.3 million to repay the contingent consideration liability related to the initial acquisition of NuGen in fiscal year 2010. During fiscal year 2011, we purchased approximately 1.3 million shares of our common stock for approximately $22.2 million in open market transactions.

Net cash used in financing activities was approximately $31.5 million for fiscal year 2010. During fiscal year 2010, repayments of debt totaled approximately $24.8 million. Stock option exercises in fiscal year 2010 generated cash of approximately $1.5 million. During fiscal year 2010, we purchased approximately 0.5 million shares of our common stock for approximately $8.2 million in open market transactions.

At January 31, 2012, we had a remaining authorization from our Board of Directors to purchase 162,455 shares of our common stock. We plan to hold all acquired shares in treasury for possible future use.

At January 31, 2012, we had approximately $123.7 million of debt outstanding at a weighted average interest rate of approximately 3.7%, with maturities from July 2014 to October 2016. During fiscal year 2011, we refinanced approximately $63.5 million after acquiring NuGen. During fiscal year 2011, we paid off approximately $35.7 million of long-term mortgage debt from scheduled repayments and early payoffs. During fiscal year 2010, we paid off approximately $24.8 million of long-term debt from scheduled repayments and early payoffs.

One Earth Subsidiary Level Debt

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009. The term loan bears interest at variable interest rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.1% to 3.3% at January 31, 2012). Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries.

Borrowings are secured by all property of One Earth. As of January 31, 2012, approximately $69.1 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements, net worth requirements and other common covenants. One Earth was in compliance with all covenants at January 31, 2012. One Earth paid approximately $1,364,000 in costs related to obtaining its financing arrangement.

These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2012, our proportionate share of restricted assets related to One Earth was approximately $14.5 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth has no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2012. One Earth also has access to a secondary revolving loan with First National Bank of Omaha, established as part of the original $100,000,000 term loan and made accessible as a revolving loan as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis as well as by 20% of excess cash flow calculated at year end pursuant to the debt covenant calculations of the loan agreement. At January 31, 2012 and 2011, One Earth had $2,671,000 and $5,384,000, respectively, available on the secondary revolving loan. One Earth does not have any borrowings on the secondary revolving loan at January 31, 2012 or 2011.

NuGen Subsidiary Level Debt

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha. The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor. Beginning with the first quarterly payment on February 1, 2012, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries.

Borrowings are secured by all property of NuGen. As of January 31, 2012, approximately $53.6 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA and working capital, debt service coverage ratio requirements, and other common covenants. NuGen was in compliance with all covenants, as applicable, at January 31, 2012. NuGen paid approximately $0.6 million in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2012, our proportionate share of restricted assets related to NuGen was approximately $3.6 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with First National Bank of Omaha.

NuGen has no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2012.

On a consolidated basis, approximately 24.7% of our net assets (including equity method investees) are restricted pursuant to the terms of various loan agreements as of January 31, 2012. Including only our consolidated subsidiaries, approximately 7.2% of our net assets are restricted as of January 31, 2012.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, long term debt and interest rate management.

The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2012 (amounts in thousands):

	Payment due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$123,749	$15,222	$69,776	$38,751	$—
Interest on variable rate debt (a)	13,513	4,413	6,694	2,406	—
Interest on fixed rate debt	183	80	94	9	—
Other (b)	5,702	2,413	1,500	876	913

Total (c)	$143,147	$22,128	$78,064	$42,042	$913

(a)	The interest rates effective as of January 31, 2012 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(b)	Amounts represent primarily payments due for rail car usage contracts at One Earth Energy and NuGen.

(c)

We are not able to determine the likely settlement period for uncertain tax positions, accordingly, approximately $2.5 million of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement period, if any, for interest rate swaps; accordingly approximately $4.2 million of liabilities for derivative financial instruments have been excluded from the table above.

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

Revenue Recognition – We recognize sales from ethanol and distillers grains when title transfers to customers, upon shipment from our plant. Shipping and handling charges to ethanol and distillers grains customers are included in net sales and revenue.

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

We recognized income from synthetic fuel partnership sales as the synthetic fuel was produced and sold except for operations at the Gillette facility as we did not believe that collection of our proceeds for production occurring subsequent to September 30, 2006 was reasonably assured from that plant until the third quarter of fiscal year 2011. See Note 5 of the Notes to the Consolidated Financial Statements for a further discussion of synthetic fuel partnership sales.

Investments –The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which we are the primary beneficiary. The evaluation of consolidation under ASC 810 “Consolidation” is complex and requires judgments to be made. We consolidated the results of two majority owned subsidiaries, Levelland Hockley and One Earth, on a one month lag during fiscal year 2010. As a result of losing control of Levelland Hockley at the end of fiscal year 2010, we deconsolidated the subsidiary’s balance sheet and applied the equity method of accounting prospectively. However, during fiscal year 2011, Levelland Hockley filed for bankruptcy, at which time we began using the cost method to account for our investment in Levelland Hockley. Beginning November 1, 2011, we also consolidated the results of NuGen as that was the date we obtained a controlling financial interest in NuGen. Investments in businesses that we do not control, or maintain a majority voting interest or maintain a primary beneficial interest, but for which we have the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

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

Inventory – Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide for a permanent write down of inventory, for inventory items that have a cost greater than net realizable value. The write down of inventory was approximately $153,000 at January 31, 2012. No write down of inventory was recorded at January 31, 2011. Fluctuations in the write down of inventory generally relate to the levels and composition of such inventory at a given point in time. The assumptions we currently use include our estimates of the selling prices of ethanol and distillers grains.

Financial Instruments – Forward grain purchase and ethanol and distillers grains sales contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of grain and sales of ethanol and distillers grains that will be delivered in quantities expected to be used by us over a reasonable period of time in the normal course of business. We use derivative financial instruments to manage our balance of fixed and variable rate debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. Our swap agreement was not designated for hedge accounting pursuant to ASC 815. The interest rate swap is recorded at fair value and the change in fair value is recorded as gain or loss on derivative financial instruments in the accompanying Consolidated Statements of Operations. The most significant factor that impacts the fair value calculation is the estimate of future interest rates over the remaining life of the swap agreement. Changes to the estimate could impact the fair value calculation materially.

Accounting for Business Combinations – In accounting for business combinations, we apply the accounting requirements of ASC 805, “Business Combinations,” (“ASC 805”), which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, we analyze a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates and assumptions for certain future commodity prices. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the future commodity prices.

In determining the fair value of the Company’s assets associated with the purchase of NuGen, we utilized two valuation methods:

•

Market approach: This method estimates fair value based on market prices in actual transactions and on asking prices for assets currently available for sale. This valuation process is essentially that of comparison and correlation between other similar assets and those of NuGen.

•

Income approach: This method estimates fair value based upon the present value of cash flows we expect to generate from NuGen’s operations over NuGen’s remaining useful life. We used the discounted cash flow method.

Changes to the assumptions we used to estimate fair value could impact the recorded amounts for acquired assets and liabilities, including property, plant and equipment. Significant changes to these balances could have a material impact on our future reported results.

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards and other deferred tax assets. We determined that it is more likely than not that we will be able to generate sufficient taxable income in future years to allow for the full utilization of the federal AMT credit carryforward and other deferred tax assets other than those reserved. In determining the need for a valuation allowance, we have assumed that our ethanol plants and real estate assets will continue to generate taxable income. We are projecting that the operations of One Earth and

NuGen will continue to be profitable. We are assuming that we will be relatively successful in our real estate marketing efforts. In addition, we have considered the fact that our AMT credit carryforward has an indefinite life. In general, we have used approximately $20.0 million as the assumed average of future years’ pre-tax income. We believe our assumed target level of earnings is reasonable based upon historical experience and expectations of real estate rental income and ethanol plant operating income. In addition, we considered other positive factors in our assessment. Although during fiscal years 2008, 2009 and 2010 we realized a taxable loss, we generated taxable income in fiscal year 2011 through our ethanol and real estate operations. Furthermore, the taxable loss is attributable, in large part, to accelerated depreciation deductions for income tax purposes. Such deductions are not expected to continue at levels we have seen in the last three years as evidenced by the net deferred tax liability of approximately $1.6 million recorded at January 31, 2012. In addition, we have significant financial resources to deploy in future income producing activities.

The valuation allowance was approximately $1.7 million and approximately $1.2 million at January 31, 2012 and January 31, 2011, respectively. Should estimates of future income differ significantly from our prior estimates, we could be required to make a material change to our deferred tax valuation allowance. The primary assumption used to estimate the valuation allowance has been estimates of future state taxable income. Such estimates can have material variations from year to year based upon expected levels of income from our ethanol plants, leasing income and gains on real estate sales. Factors that could negatively affect future taxable income include adverse changes in the commercial real estate market and the ethanol crush spread. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

As of January 31, 2012, total unrecognized tax benefits were approximately $2.2 million, and accrued penalties and interest were approximately $0.3 million. If we were to prevail on all unrecognized tax benefits recorded, approximately $0.1 million of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

Recoverability of Long-Lived Assets – Given the nature of our business, each income producing property must be evaluated separately when events and circumstances indicate that the value of that asset may not be recoverable. We recognize an impairment loss when the fair value of the asset is less than its carrying amount. We generally use expected future cash flows on a discounted basis and appraisals of specific properties to estimate fair value. Changes in the real estate market for particular locations could result in changes to our estimates of the property’s value upon disposal. In addition, changes in expected future cash flows from our ethanol plants could result in additional impairment charges. Any significant adverse change in the spread between ethanol and grain prices could result in triggering events, and thus, additional impairment charges.

New Accounting Pronouncements

Effective February 1, 2011, we adopted the amended guidance in ASC 805, which requires disclosure of pro forma revenue and earnings as if the business combination that occurred during the reporting period had occurred as of the beginning of the comparable prior reporting year. The adoption of this amended guidance required expanded disclosure in the consolidated financial statements but did not impact financial results.

Effective February 1, 2011, we adopted the second phase of the amended guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, (“ASC 820”) which requires us to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities. The adoption of this amended guidance required expanded disclosure in the consolidated financial statements but did not impact financial results.

Effective February 1, 2012, we will be required to adopt the third phase of amended guidance in ASC 820, which achieves common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and those prepared in conformity with International Financial Reporting Standards (“IFRS”). We have not determined the impact this amended guidance will have on our consolidated financial statements.

Effective February 1, 2012, we will be required to adopt the amended guidance in ASC Topic 220, “Comprehensive Income”, which increases the prominence of other comprehensive income in the financial statements. We have not determined the impact this amended guidance will have on our consolidated financial statements.

There were no other new accounting standards issued during fiscal year 2011 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $122.7 million in variable-rate debt as of January 31, 2012. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 to 325 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $0.5 million per year in the aggregate. However, this change would be greater should LIBOR rates exceed 4.0%, which is the floor interest rate of the NuGen subsidiary level long term debt.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha during fiscal years 2008 and 2007. The $50.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%, while the $25.0 million swap fixed the variable interest rate of a portion of One Earth’s term loan at 5.49%. The swap settlements commenced on July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at January 31, 2012 would change the fair value of the interest rate swap by approximately $0.4 million.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2012, One Earth and NuGen combined have purchase commitments for approximately 10.3 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn by July 2012. One Earth and NuGen have combined sales commitments for approximately 40.4 million gallons of ethanol and 59,300 tons of distillers grains. One Earth and NuGen expect to deliver the ethanol and distillers grains by April 2012. Less than 1% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $42.5 million for the remaining forecasted ethanol sales. Approximately 9% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $10.9 million for the remaining 91% of forecasted distillers grains sales. Similarly, approximately 1% of our estimated corn usage for the next 12 month was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn for current pricing would result in an increase in annual cost of goods sold of approximately $44.6 million for the remaining 99% of forecasted corn usage.

Item 8. Financial Statements and Supplementary Data
REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	January 31,

	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,013	$91,019
Accounts receivable - net	12,784	9,619
Inventory - net	30,349	7,819
Refundable income taxes	1,816	8,503
Prepaid expenses and other	3,987	3,055
Deferred taxes - net	3,090	5,834

Total current assets	127,039	125,849
Property and equipment - net	240,084	169,811
Other assets	7,884	5,907
Deferred taxes - net	—	5,206
Equity method investments	61,679	67,349
Restricted investments and deposits	1,363	1,600

TOTAL ASSETS	$438,049	$375,722

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in Thousands)

	January 31,

	2012	2011

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long term debt – alternative energy	$14,972	$9,672
Current portion of long term debt – other	250	342
Accounts payable – trade	6,985	2,557
Deferred income	1,864	3,982
Accrued restructuring charges	—	146
Accrued real estate taxes	2,750	2,393
Accrued payroll and related items	2,882	829
Derivative financial instruments	1,694	1,835
Other current liabilities	5,844	2,811

Total current liabilities	37,241	24,567

LONG TERM LIABILITIES:
Long term debt – alternative energy	107,706	69,049
Long term debt – other	821	1,924
Deferred taxes	4,642	—
Deferred income	552	2,416
Derivative financial instruments	2,541	3,688
Other long term liabilities	2,703	4,114

Total long term liabilities	118,965	81,191

COMMITMENTS AND CONTINGENCIES
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	142,994	142,293
Retained earnings	324,323	296,053
Treasury stock, 21,523 and 20,461 shares, respectively	(215,105)	(193,713)

Total REX shareholders’ equity	252,511	244,932
Noncontrolling interests	29,332	25,032

Total equity	281,843	269,964

TOTAL LIABILITIES AND EQUITY	$438,049	$375,722

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,

	2012	2011	2010

Net sales and revenue	$409,952	$301,407	$169,777
Cost of sales	376,116	270,777	148,895

Gross profit	33,836	30,630	20,882
Selling, general and administrative expenses	(10,376)	(9,722)	(6,161)
Equity in income of unconsolidated ethanol affiliates	21,532	14,558	6,027
Impairment charges and loss on deconsolidation	—	(18,424)	—
Bargain purchase gain, net	3,541	—	—
Income from synthetic fuel investments	2,883	—	—
Interest income	417	447	445
Interest expense	(3,484)	(5,559)	(4,724)
Loss on early termination of debt	(1)	(48)	(89)
Other income	625	310	748
Losses on derivative financial instruments	(1,148)	(2,116)	(2,487)

Income from continuing operations before income taxes	47,825	10,076	14,641
Provision for income taxes	(15,902)	(3,017)	(4,585)

Income from continuing operations	31,923	7,059	10,056
Income from discontinued operations, net of tax	1,336	1,522	1,284
Gain on disposal of discontinued operations, net of tax	439	161	1,212

Net income	33,698	8,742	12,552
Net income attributable to noncontrolling interests	(5,428)	(3,673)	(3,900)

Net income attributable to REX common shareholders	$28,270	$5,069	$8,652

Weighted average shares outstanding – basic	9,117	9,651	9,254

Basic income per share from continuing operations attributable to REX common shareholders	$2.90	$0.35	$0.66
Basic income per share from discontinued operations attributable to REX common shareholders	0.15	0.16	0.14
Basic income per share on disposal of discontinued operations attributable to REX	0.05	0.02	0.13

Basic net income per share attributable to REX common shareholders	$3.10	$0.53	$0.93

Weighted average shares outstanding – diluted	9,187	9,825	9,551

Diluted income per share from continuing operations attributable to REX common shareholders	$2.88	$0.34	$0.65
Diluted income per share from discontinued operations attributable to REX common shareholders	0.15	0.16	0.13
Diluted gain per share on disposal of discontinued operations attributable to REX common shareholders	0.05	0.02	0.13

Diluted net income per share attributable to REX common shareholders	$3.08	$0.52	$0.91

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$26,495	$3,386	$6,156
Income from discontinued operations, net of tax	1,775	1,683	2,496

Net income	$28,270	$5,069	$8,652

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010
(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2009	29,853	$299	20,471	$(186,057)	$142,486	$282,332	$—	$24,573	$263,633

Net income						8,652		3,900	12,552

Treasury stock acquired			1,257	(15,694)					(15,694)

Stock based compensation					234				234

Stock options and related tax effects			(1,683)	15,344	(1,022)				14,322

Unrealized holding gains, net of tax	—	—	—	—	—	—	49	—	49

Balance at January 31, 2010	29,853	299	20,045	(186,407)	141,698	290,984	49	28,473	275,096

Net income						5,069		3,673	8,742

Treasury stock acquired			515	(8,229)					(8,229)

Reclassification adjustment for net gains included in net income, net of tax							(49)		(49)

Deconsolidation of subsidiary								(7,114)	(7,114)

Stock options and related tax effects	—	—	(99)	923	595	—	—	—	1,518

Balance at January 31, 2011	29,853	299	20,461	(193,713)	142,293	296,053	—	25,032	269,964

Net income						28,270		5,428	33,698

Treasury stock acquired			1,519	(25,662)					(25,662)

Acquisition of business								956	956

Noncontrolling interests distribution and other								(2,084)	(2,084)

Stock options and related tax effects	—	—	(457)	4,270	701	—	—	—	4,971

Balance at January 31, 2012	29,853	$299	21,523	$(215,105)	$142,994	$324,323	$—	$29,332	$281,843

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended January 31,

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,698	$8,742	$12,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,086	17,943	10,603
Impairment charges and loss on deconsolidation, net of cash divested of $2,304	—	16,120	—
Stock based compensation expense	—	—	234
Impairment charges on real estate	1,227	1,021	1,533
Income from equity method investments	(21,532)	(14,558)	(6,027)
Dividends received from equity method investments	4,918	4,965	702
Bargain purchase gain, net	(3,541)	—	—
Income from synthetic fuel investments	(2,883)	—	—
Derivative financial instruments	(1,288)	(361)	(144)
Gain on disposal of real estate and property and equipment	(683)	(293)	(2,003)
Deferred income	(3,982)	(7,816)	(16,559)
Deferred income tax	14,667	3,803	12,958
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable	4,216	(2,472)	(4,926)
Inventory	(14,039)	(554)	15,676
Prepaid expenses and other assets	1,059	(2,022)	1,906
Income taxes refundable	7,852	4,310	(4,924)
Accounts payable-trade	1,191	761	(8,457)
Other liabilities	1,930	(1,668)	(2,146)

Net cash provided by operating activities	34,896	27,921	10,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,342)	(6,033)	(35,652)
Proceeds from synthetic fuel investments	2,883	—	—
Purchase of investments	(1,947)	(9,214)	(25)
Acquisition of business, net of cash acquired	12,293	—	—
Proceeds of note receivable	—	965	—
Proceeds from sale of real estate and property and equipment	4,445	7,986	4,756
Restricted investments	237	500	184

Net cash provided by (used in) investing activities	10,569	(5,796)	(30,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	—	—	48,958
Payments of long term debt	(35,653)	(24,793)	(20,376)
Stock options exercised	362	1,518	6,038
Payments for loan fees	(627)	—	—
Payments to noncontrolling interests holders	(2,084)	—	—
Repayments of contingent consideration liability	(1,251)	—	—
Treasury stock acquired	(22,218)	(8,229)	(6,454)

Net cash (used in) provided by financing activities	(61,471)	(31,504)	28,166

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,006)	(9,379)	8,407
CASH AND CASH EQUIVALENTS-Beginning of year	91,019	100,398	91,991

CASH AND CASH EQUIVALENTS-End of year	$75,013	$91,019	$100,398

Non cash activities-Cashless exercises of stock options	$3,444	$—	$9,239
Non cash activities-Accrued capital expenditures	$882	$102	$265
Non cash activities-Payable related to plant construction refinanced to long term debt	$—	$—	$9,749

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of Rex American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2012, the Company maintains ownership interests in five ethanol entities and manages a portfolio of real estate located in 12 states. The Company operates in two reportable segments, alternative energy and real estate. The Company completed the exit of its retail business during fiscal year 2009 although it will continue to recognize, in discontinued operations, revenue and expense associated with administering extended service policies.

Fiscal Year – All references in these consolidated financial statements to a particular fiscal year are to the Company’s fiscal year ended January 31. For example, “fiscal year 2011” means the period February 1, 2011 to January 31, 2012. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

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

Concentrations of Risk – The Company maintains cash and cash equivalents in accounts with financial institutions which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk on its cash and cash equivalents. During fiscal years 2011(three customers), 2010 and 2009 (two customers), accounted for approximately 78%, 45% and 64%, respectively, of the Company’s net sales and revenue. At January 31, 2012 and 2011, these customers represented approximately 58% and 68%, respectively, of the Company’s accounts receivable balance. These customers (in fiscal year 2011) were Archer Daniels Midland, Biourja Trading, LLC and United Bio Energy.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The write down of inventory was $153,000 and $0 at January 31, 2012 and 2011, respectively. Fluctuations in the write down of inventory generally relate to the levels and composition of such inventory at a given point in time.

The components of inventory at January 31, 2012, and January 31, 2011 are as follows (amounts in thousands):

	2012	2011

Ethanol and other finished goods, net	$5,318	$2,347
Work in process	3,819	1,705
Grain and other raw materials, net	21,212	3,767

Total	$30,349	$7,819

Property and Equipment –Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment. The components of property and equipment at January 31, 2012 and 2011 are as follows (amounts in thousands):

	2012	2011

Land and improvements	$25,094	$21,899
Buildings and improvements	40,710	44,297
Machinery, equipment and fixtures	212,797	124,439
Leasehold improvements	366	440
Construction in progress	7,194	4,578

	286,161	195,653
Less: accumulated depreciation	(46,077)	(25,842)

	$240,084	$169,811

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge of $1,227,000 in fiscal year 2011, all of which is included in selling, general and administrative expenses. The Company recorded an impairment charge of $1,021,000 in fiscal year 2010, of which $165,000 is included in selling, general and administrative expenses and $856,000 is classified as discontinued operations in the consolidated statements of operations. The Company recorded an impairment charge of $1,533,000 in fiscal year 2009, of which $663,000 is included in selling, general and administrative expenses and $870,000 is classified as discontinued operations in the consolidated statements of operations. The impairment charges classified as selling, general and administrative expenses in fiscal years 2011, 2010 and 2009 relate to individual properties in the Company’s real estate segment. The impairment charges in fiscal years 2011, 2010 and 2009 classified as discontinued operations relate to individual stores in the Company’s former retail segment or individual properties that have been sold that were previously included in the Company’s real estate segment. These impairment charges are primarily related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Depreciation expense was approximately $11,580,000, $15,660,000 and $10,462 000 in fiscal years 2011, 2010 and 2009, respectively.

Investments and Deposits – Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2012 and 2011 are required by two states to cover possible future claims under extended service policies over the remaining live of the service policy contract. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at January 31, 2012 and 2011. The Company has the intent and ability to hold these securities to maturity.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of one majority owned subsidiary, One Earth, with a one month lag as One Earth has a fiscal year end of December 31. The Company also consolidates the results of one majority owned subsidiary, NuGen, which has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

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

Revenue Recognition – The Company recognizes sales from the production of ethanol and distillers grains when title transfers to customers, upon shipment from the ethanol plant. Shipping and handling charges to ethanol and distillers grains customers are included in net sales and revenue.

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

Costs of Sales – Alternative energy cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

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

Interest Cost – Interest expense of approximately $4,724,000 for fiscal year 2009 is net of $1,651,000 of interest capitalized related to equity investments and ethanol plant construction. No interest was capitalized during fiscal years 2011 and 2010. Cash paid for interest in fiscal years 2011, 2010 and 2009 was approximately $3,174,000, $4,701,000 and $2,886,000, respectively.

Deferred Financing Costs – Direct expenses and fees associated with obtaining long-term debt are capitalized and amortized to interest expense over the life of the loan using the effective interest method.

Financial Instruments – The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the statements of consolidated operations. The Company paid settlements of interest rate swaps of approximately $2,436,000, $2,477,000 and $2,510,000 in fiscal years 2011, 2010 and 2009, respectively.

Forward grain purchase and ethanol and distillers grains sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol quantities expected to be produced over a reasonable period of time in the normal course of business.

Stock Compensation – The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. The Company adopted ASC 718 “Compensation-Stock Compensation”, “(ASC 718”) on February 1,

2006. The Company chose the Modified Prospective Application (“MPA”) method for implementing this accounting standard. Under the MPA method, new awards, if any, are valued and accounted for prospectively upon adoption. Outstanding prior awards that were unvested as of February 1, 2006 are recognized as compensation cost over the remaining requisite service period. ASC 718 also required the Company to establish the beginning balance of the additional paid in capital pool (“APIC pool”) related to actual tax deductions from the exercise of stock options. This APIC pool is available to absorb tax shortfalls (actual tax deductions less than recognized compensation expense) recognized subsequent to the adoption of ASC 718. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FASB Staff Position provided companies with the option to use either the transition method prescribed by ASC 718 or a simplified alternative method described in the staff position. The Company chose to utilize the transition method prescribed by ASC 718, which requires the calculation of the APIC pool as if the Company had adopted ASC 718 for fiscal years beginning after December 15, 1994.

No options were granted in the fiscal years ended January 31, 2012, January 31, 2011 or January 31, 2010. The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2012:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)

Outstanding—Beginning of year	726	$10.16
Granted	—	—
Exercised	(457)	8.41
Canceled or expired	—	—

Outstanding and exercisable—End of year	269	$13.15	1.6	$3,374

The total intrinsic value of options exercised in the fiscal years ended January 31, 2012, 2011 and 2010, was approximately $3.2 million, $0.7 million and $7.2 million, respectively, resulting in tax deductions to realize benefits of approximately $1.2 million, $0.3 million and $0.5 million, respectively. At January 31, 2012, there was no unrecognized compensation cost related to nonvested stock options. See Note 12 for a further discussion of stock options.

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

Discontinued Operations – The Company classifies sold real estate assets and operations from its former retail segment in discontinued operations when the operations and cash flows of the store or real estate assets have been (or will be) eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the store or real estate assets after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors. For purposes of reporting the operations of stores or real estate assets meeting the criteria for discontinued operations, the Company reports net sales and revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those stores operations or real estate assets as discontinued operations. For stores and warehouses closed for which the Company has a retained interest in the related real estate, operations are presented in the real estate segment. Certain corporate level charges, such as general office expense, certain interest expense, and other “fixed” expenses are not allocated to discontinued operations because the Company believes that these expenses were not specific to components’ operations.

New Accounting Pronouncements – Effective February 1, 2012, the Company will be required to adopt the third phase of amended guidance in ASC 820, which achieves common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and those prepared in conformity with International Financial Reporting Standards (“IFRS”). The Company has not determined the impact this amended guidance will have on its consolidated financial statements.

Effective February 1, 2012, the Company will be required to adopt the amended guidance in ASC Topic 220, “Comprehensive Income”, which increases the prominence of other comprehensive income in the financial statements. The Company has not determined the impact this amended guidance will have on its consolidated financial statements.

Effective February 1, 2011, the Company adopted the amended guidance is ASC 805, which requires disclosure of pro forma revenue and earnings as if the business combination that occurred during the reporting period had occurred as of the beginning of the comparable prior reporting year. The adoption of this amended guidance required expanded disclosure in the consolidated financial statements but did not impact financial results.

Effective February 1, 2011, the Company adopted the second phase of the amended guidance in ASC 820, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities. The adoption of this amended guidance required expanded disclosure in the consolidated financial statements but did not impact financial results.

2.	INVESTMENTS AND DEPOSITS

The Company has $743,000 at January 31, 2012 and 2011 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida.

In addition to the deposit with the Florida Department of Financial Services, the Company has $620,000 and $857,000 at January 31, 2012 and 2011, respectively, invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations.

The Company’s equity investments are accounted for under ASC 323 “Investments-Equity Method and Joint Ventures”. The following table summarizes equity method investments at January 31, 2012 and

2011 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount January 31, 2012	Carrying Amount January 31, 2011

Big River Resources, LLC	10%	$34,370	$29,443
Patriot Renewable Fuels, LLC	26%	27,309	21,829
NuGen Energy, LLC (1)	48%	—	16,077

Total Equity Method Securities		$61,679	$67,349

(1) Ownership percentage through November 1, 2011.

During fiscal year 2007, the Company entered into an agreement to invest $20 million in Big River, an Iowa limited liability company and holding company for several entities. The Company funded this investment in exchange for a 10% ownership interest. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, presently operates an ethanol manufacturing plant with an annual nameplate capacity of 92 million gallons. Big River Resources Galva, LLC, a wholly owned subsidiary of Big River, presently operates an ethanol manufacturing plant with an annual nameplate capacity of 100 million gallons. Big River Resources United Energy, LLC, a 50.5% owned subsidiary of Big River, operates an ethanol manufacturing plant with an annual nameplate capacity of 100 million gallons. Big River Resources Boyceville, LLC, a wholly owned subsidiary of Big River, presently operates an ethanol manufacturing plant with an annual nameplate capacity of 55 million gallons. The Company recorded income of approximately $6,931,000, $5,387,000 and $2,487,000 as its share of earnings from Big River during fiscal years 2011, 2010 and 2009, respectively. At January 31, 2012, the carrying value of the investment in Big River is approximately $34.4 million; the amount of underlying equity in the net assets of Big River is approximately $32.8 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and is recorded within equity method investments on the accompanying Consolidated Balance Sheets.

During fiscal year 2007, the Company entered into an agreement to invest $16 million in Patriot. The Company funded this investment in exchange for a 23% ownership interest. During fiscal year 2011, the Company invested an additional $1.9 million which increased its ownership interest (effective January 1, 2012) in Patriot to 26%. The facility has an annual nameplate capacity of 100 million gallons and began operations during the second quarter of fiscal year 2008. The Company recorded income of approximately $5,274,000, $5,159,000 and $3,540,000 as its share of earnings or loss from Patriot during fiscal years 2011, 2010 and 2009, respectively. At January 31, 2012, the carrying value of the investment in Patriot is approximately $27.3 million; the amount of underlying equity in the net assets of Patriot is approximately $22.2 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and capitalized interest and is recorded within equity method investments on the accompanying Consolidated Balance Sheets. Capitalized interest is amortized as a basis difference over the life of the asset.

Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. The Company’s investment included approximately $2,410,000 paid at closing to the then sole shareholder of NuGen and $6,805,000 contributed directly to NuGen. An additional $6,451,000 was due based upon cash distributions from NuGen that REX was entitled to until such balance was paid (“Contingent Consideration”). The Company determined that the fair value of the Contingent Consideration, at the acquisition date, was approximately $4,611,000. On November 1, 2011, the Company acquired an additional 50% equity interest in NuGen. Following the purchase, the Company owns all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 98% equity interest in NuGen. The Company recorded income (under the equity method of accounting) of approximately $9,327,000 and $4,011,000 as its share of earnings from NuGen during fiscal years 2011 and 2010. Effective November 1, 2011, the Company ceased using the equity method of accounting and began consolidating the results of NuGen. Prior to fiscal year 2011, the Company recorded the results of NuGen on a one month lag. During fiscal year 2011, NuGen adopted the same fiscal year as the Company. As a result, the Company no longer records the results of NuGen on a one month lag. The impact of recording 13 months (ten months of equity method income and three months of consolidated operations) of NuGen’s results in fiscal year 2011 was not material, representing an increase to net income of approximately $0.9 million.

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

Levelland Hockley, which is located in Levelland, Texas, commenced production operations in the first quarter of fiscal year 2008. The plant has an annual nameplate capacity of 40 million gallons of ethanol and 135,000 tons of dried distillers grains.

The plant was shut down in early January 2011 as a result of industry wide low crush spread margins and the plant’s inability to source grain at affordable prices. On January 31, 2011, the Company sold 814,000 of its membership units to Levelland Hockley for $1, reducing the ownership interest in Levelland Hockley to 49%. As a result, the Company no longer has a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, the Company deconsolidated Levelland Hockley and began using the equity method of accounting. In connection with the deconsolidation, the Company recorded its remaining noncontrolling equity interest and debt investments at fair value. The Company’s estimate of fair value for all of its investments in Levelland Hockley was $0 at January 31, 2011. The Company recorded a pretax charge of approximately $18.4 million as a result of deconsolidating Levelland Hockley and writing its remaining investments in Levelland Hockley to $0 at January 31, 2011. The deconsolidation loss was computed as the difference between the sales proceeds and fair value of the retained investment and the Company’s carrying value of the investment prior to the transaction. The Company’s continuing involvement as an equity method investor precludes classification of this transaction as discontinued operations. The Company also recorded a pretax loss from the operating results of Levelland Hockley (prior to deconsolidation) of approximately $5.9 million. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. As a result, the Company no longer could exercise significant influence over Levelland Hockley and began using the cost method of accounting. There was no change in the carrying value of the Company’s investments in Levelland Hockley as a result of the change to the cost method of accounting.

Undistributed earnings of equity method investees totaled approximately $22.8 million and $18.4 million at January 31, 2012 and 2011, respectively.

Summarized financial information for each of the Company’s equity method investees, as of their fiscal year end is presented in the following table (amounts in thousands):

As of December 31, 2011

	Patriot	Big River

Current assets	$24,972	$139,858
Non current assets	168,518	406,522

Total assets	$193,490	$546,380

Current liabilities	$20,966	$72,798
Long-term liabilities	76,103	111,928

Total liabilities	$97,069	$184,726

Noncontrolling interests	$—	$33,224

As of December 31, 2010

	Patriot	Big River	NuGen

Current assets	$20,648	$149,690	$35,521
Non current assets	174,087	358,155	87,487

Total assets	$194,735	$507,845	$123,008

Current liabilities	$19,105	$78,694	$14,720
Long-term liabilities	94,963	129,936	86,563

Total liabilities	$114,068	$208,630	$101,283

Noncontrolling interests	$—	$21,515	$—

Summarized financial information for each of the Company’s equity method investees except for NuGen is presented in the following table for the years ended December 31, 2011, 2010 and 2009. The summarized information for NuGen is presented for the ten months ended October 31, 2011 and for the six months ended December 31, 2010 (amounts in thousands):

Periods Ended December 31 and October 31, 2011

	Patriot	Big River	Nugen

Net sales and revenue	$377,250	$1,162,308	$256,973
Gross profit	$29,207	$105,207	$24,490
Income from continuing
operations	$22,615	$71,384	$18,133
Net income	$22,615	$71,384	$18,133

Period Ended December 31, 2010
	Patriot	Big River	Nugen

Net sales and revenue	$261,117	$742,163	$121,871
Gross profit	$26,936	$83,671	$12,977
Income from continuing
operations	$21,385	$52,478	$9,772
Net income	$21,385	$52,478	$9,772

Year Ended December 31, 2009
	Patriot	Big River

Net sales and revenue	$231,077	$448,145
Gross profit	$25,711	$43,317
Income from continuing
operations	$17,288	$25,225
Net income	$17,288	$25,225

Patriot and Big River have debt agreements that limit and restrict amounts the entities can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at January 31, 2012 are approximately $326.2 million. At January 31, 2012, the Company’s proportionate share of restricted net assets of Patriot and Big River combined is approximately $44.2 million.

3.	BUSINESS COMBINATIONS

On November 1, 2011, the Company acquired an additional 50% of the outstanding membership units of NuGen. This acquisition resulted in the Company owning approximately 98% of the outstanding membership units in NuGen and also resulted in the Company obtaining a controlling financial interest in NuGen. This has been accounted for as a business combination achieved in stages. NuGen operates an ethanol production facility in Marion, South Dakota that has an annual nameplate capacity of 100 million gallons of ethanol.

The results of NuGen’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. Subsequent to the acquisition date, the Company has included approximately $84.1 million of net sales and revenue and approximately $4.0 million of net income from NuGen in its Consolidated Statement of Operations for fiscal year 2011. The Company paid approximately $10.4 million of cash and the fair value of the Company’s previously held equity interest in NuGen was approximately $18.6 million.

The acquisition was recorded by allocating the total purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Cash	$24,971
Accounts receivable	7,381
Inventory	8,491
Prepaid expenses and other current assets	711
Property, plant and equipment	78,618
Other	2,995

Total assets acquired	123,167
Current liabilities	(19,167)
Long term debt	(65,000)
Noncontrolling interest	(955)
Gain on acquisition	(8,990)

Cash paid	$10,413

Fair value of 48% equity method investment	$18,642

Prior to this acquisition, the Company owned 48% of NuGen. In accordance with ASC 805, the Company accounted for this transaction as a step acquisition, remeasured its previously held investment to fair value and recorded the approximately $5.4 million difference between fair value and its carrying value as equity method remeasurement loss. The acquisition date fair value of the Company’s 48% interest in NuGen was approximately $18.6 million, and the carrying value was approximately $24.0 million. This fair value was determined using a market and income approach, both of which contain significant unobservable inputs.

ASC 805 requires that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned to the NuGen acquisition are reasonable. The net assets acquired less liabilities assumed exceeded the purchase price by approximately $8.9 million which was recorded as bargain purchase gain. The fair value of the net assets acquired was determined using a market and income approach, both of which contain significant unobservable inputs.

The bargain purchase gain of approximately $8.9 million, combined with the loss related to the equity method remeasurement of approximately $5.4 million is recorded as “Bargain Purchase Gain, Net” on the accompanying Consolidated Statement of Operations.

The Company believes this transaction resulted in a bargain purchase because the previous owners of NuGen acquired the plant out of bankruptcy during fiscal year 2009 at a relatively low purchase price. Therefore, the purchase price the Company paid for NuGen provided an adequate rate of return to the previous owners. In addition, the preexisting relationship the Company had with the previous owners, by way of its initial 48% equity method investment and option to purchase up to 51% of NuGen, limited the ability of the previous owners to market the plant for sale.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and NuGen, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2010 (in thousands, except per share amounts):

	Year Ended January 31, 2012	Year Ended January 31, 2011

Net sales and revenue	$684,615	$561,748
Net income	$34,939	$9,271
Basic net income per share	$3.83	$0.96
Diluted net income per share	$3.80	$0.94

Transaction costs related to the acquisition of NuGen were insignificant.

4.	FAIR VALUE

The Company applies ASC 820, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries certain cash equivalents, restricted and other investments and derivative liabilities at fair value.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2012 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$2	$—	$—	$2
Money Market Mutual Fund (1)	620	—	—	620
Investment in Cooperative (1)	—	—	219	219

Total Assets	$622	$—	$219	$841

Interest Rate Swap Derivative Liabilities	$—	$4,235	$—	$4,235

Financial assets and liabilities measured at fair value at January 31, 2011 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$2	$—	$—	$2
Money Market Mutual Fund (1)	857	—	—	857

Total Assets	$859	$—	$—	$859

Interest Rate Swap Derivative Liabilities	$—	$5,523	$—	$5,523

(1) The money market mutual fund is included in “Restricted investments and deposits” and the investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

The following table provides a reconciliation of the activity related to assets measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Investment in Cooperative

Balance, January 31, 2011	$—
Equity allocation	218,777

Balance, January 31, 2012	$218,777

The Company determined the fair value of the investment in cooperative by using a discounted cash flow analysis on the expected cash flows. Inputs used in the analysis include the face value of the allocated equity amount, the projected term for repayment based upon a historical trend, and a risk adjusted discount rate based on the expected compensation participants would demand because of the uncertainty of the future cash flows. The inherent risk and uncertainty associated with unobservable inputs could have a significant effect on the actual fair value of the investment.

No financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21.

The Company reviews its long-lived assets for impairment on at least an annual basis based on the carrying value of these assets. As a result of vacancies at owned real estate locations, the Company tested certain long-lived assets for impairment using a fair value measurement approach. The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and the implied fair value of these assets using recent sales data of comparable properties, and other subjective assumptions. Upon completion of its impairment analysis, which was performed at various times throughout fiscal year 2011, the Company determined that the carrying value of certain long-lived assets exceeded the fair value of these assets. Accordingly, the Company recorded long-lived asset impairment charges of approximately $1,227,000 to properly reflect the carrying value of these assets.

Assets measured at fair value at January 31, 2012 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2012	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$8,803	$—	$—	$8,803	$1,227

Assets measured at fair value at January 31, 2011 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2011	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$2,981	$—	$—	$2,981	$165
Noncontrolling equity investment in Levelland Hockley	$—	$—	$—	$—	$9,487
Notes receivable from Levelland Hockley	$—	$—	$—	$—	$8,937

Excluded from the table is information for losses on property and equipment, net that were classified as discontinued operations. Such losses totaled $856,000 in fiscal year 2010.

5.	SYNTHETIC FUEL LIMITED PARTNERSHIPS

During fiscal year 2005, the Company sold its membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through December 2007. The plant was subsequently sold and during fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. During fiscal year 2011, a final payment of $2.9 million was received with respect to the “qualified production”. Income related to this payment was recognized during fiscal year 2011, as collectability of the amount became assured. No income was recognized during fiscal years 2010 and 2009. The Company will not receive additional payments, or recognize additional income from this investment.

6.	OTHER ASSETS

The components of other noncurrent assets at January 31, 2012 and 2011 are as follows (amounts in thousands):

	January 31,

	2012	2011

Deferred financing costs, net	$1,306	$1,006
Prepaid commissions	729	1,924
Deposits	2,564	505
Real estate taxes refundable	1,969	682
Other	1,316	1,790

Total	$7,884	$5,907

Deferred financing costs represent amounts paid to obtain both mortgage debt and borrowings under One Earth’s debt arrangements. Such amounts are amortized as interest expense. Future amortization expense is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2013	$526
2014	428
2015	281
2016	69
2017	2

Total	$1,306

Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s former retail sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold. Future amortization of prepaid commissions is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2013	$565
2014	164

Total	$729

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with vendors and governmental authorities involved in the ethanol industry.

7.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with ASC 260, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased under the treasury stock method. The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for fiscal years 2011, 2010 and 2009 (amounts in thousands, except per-share amounts):

	2011

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$26,495	9,117	$2.90
Effect of stock options		70

Diluted net income per share from continuing operations attributable to REX common shareholders	$26,495	9,187	$2.88

	2010

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$3,386	9,651	$0.35
Effect of stock options		174

Diluted net income per share from continuing operations attributable to REX common shareholders	$3,386	9,825	$0.34

	2009

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$6,156	9,254	$0.66
Effect of stock options		297

Diluted net income per share from continuing operations attributable to REX common shareholders	$6,156	9,551	$0.65

For fiscal year 2009, a total of 310,723 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive. For fiscal years 2011 and 2010 all shares subject to outstanding options were dilutive.

8.	LEASES

At January 31, 2012, the Company has lease agreements, as landlord, for six owned properties. All of the leases are accounted for as operating leases. The Company recognized lease revenue of approximately $1,317,000, $1,018,000 and $602,000 in fiscal years 2011, 2010 and 2009, respectively.

As of January 31, 2012, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended January 31	Minimum Rentals

2013	$1,199
2014	1,252
2015	1,060
2016	502
2017	437
Thereafter	1,452

$5,902

9.	COMMON STOCK

During fiscal years 2011, 2010 and 2009, the Company purchased 1,518,877 shares, 514,657 shares and 1,256,604 shares, respectively, of its common stock for $25,662,000, $8,229,000 and $15,694,000, respectively. Included in these amounts are shares the Company received totaling 213,288 and 659,957 for the years ended January 31, 2012 and 2010, respectively, as tenders of the exercise price of stock options exercised by certain officers and directors of the Company. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $3,444,000 and $9,239,000 for the years ended January 31, 2012 and January 31, 2010, respectively. At January 31, 2012, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 162,455 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31, 2012	January 31, 2011

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	8,330	9,392

10.	LONG-TERM DEBT AND INTEREST RATE SWAPS

Long-term debt consists of notes payable secured by certain land, buildings and equipment. Interest rates ranged from 3.2% to 8.4% in fiscal years 2011 and 2010. Principal and interest are payable periodically over terms that generally range up to 5 years. The following provides information on rates segregated as fixed or variable and by term for fiscal years 2011 and 2010:

	January 31, 2012

Interest Rates	Maturity	Balance (in thousands)

	Variable
3.19% - 4.00%	Within five years	$122,678

	Fixed
8.40%	Within five years	$1,071

	January 31, 2011

Interest Rates	Maturity	Balance (in thousands)

	Variable
3.27% - 3.75%	Within five years	$79,313

	Fixed
8.40%	Within five years	$1,674

Annual expected maturities of long-term debt are as follows (amounts in thousands):

Year Ending January 31,

2013	$15,222
2014	17,080
2015	52,696
2016	5,753
2017	32,998

$123,749

The fair value of the Company’s long-term debt at January 31, 2012 and 2011 was approximately $123.8 million and $81.2 million, respectively. The fair value was estimated using a discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements.

One Earth Energy Subsidiary Level Debt

During the third quarter of fiscal year 2009, pursuant to the terms of the loan agreement, One Earth converted their construction loan into a term loan. Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 310 basis points (3.2% to 3.4% at January 31, 2012). Borrowings are secured by all property of One

Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of January 31, 2012, approximately $69.1 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, working capital, debt service coverage ratio requirements and net worth requirements. One Earth was in compliance with these covenants at January 31, 2012.

One Earth has a $10.0 million revolving loan facility that matures May 31, 2012. Borrowings under this facility bear interest at LIBOR plus 280 basis points. One Earth has no outstanding borrowings on the revolving loan as of January 31, 2012.

One Earth also has access to a secondary revolving loan with First National Bank of Omaha, established as part of the original $100,000,000 term loan and made accessible as a revolving loan as term loan payments were made. The amount available is reduced by $250,000 on a quarterly basis as well as by 20% of excess cash flow calculated at year end pursuant to the covenant calculations of the loan agreement. At January 31, 2012 and 2011, One Earth had $2,671,000 and $5,384,000, respectively, on the secondary revolving loan available. One Earth did not have any outstanding borrowings on the secondary revolving loan at January 31, 2012 or 2011.

One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are being amortized ratably over the term of the loan. At January 31, 2012, the Company’s proportionate share of restricted assets related to One Earth was approximately $14.5 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At January 31, 2012 and 2011, One Earth recorded a liability of approximately $4.2 million and $5.5 million, respectively, related to the fair value of the swaps. The change in fair value is recorded in the Consolidated Statements of Operations.

NuGen Energy Subsidiary Level Debt

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha. The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor. Beginning with the first quarterly payment on February 1, 2012, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries.

Borrowings are secured by all property of NuGen. As of January 31, 2012, approximately $53.6 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA and working capital and debt service coverage ratio requirements. NuGen was in compliance with these covenants, as applicable, at January 31, 2012. NuGen paid approximately $0.6 million in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2012, the Company’s proportionate share of restricted assets related to NuGen was approximately $3.6 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with First National Bank of Omaha.

NuGen has no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2012.

On a consolidated basis, approximately 24.7% of the Company’s net assets (including equity method investees) are restricted as of January 31, 2012. Including only consolidated subsidiaries, approximately 7.1% of the Company’s net assets are restricted as of January 31, 2012.

11.	FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of January 31, 2012, the notional value of the interest rate swap was approximately $41.8 million. At January 31, 2012, the Company has recorded a liability of approximately $4.2 million related to the fair value of the swap. The change in fair value was recorded in the Consolidated Statements of Operations. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at January 31, 2012 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$41,824	$4,235

The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at January 31, 2011 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swaps	$68,138	$5,523

As the interest rate swap is not designated as a cash flow hedge, the realized and unrealized gains and losses on the derivative instruments is reported in current earnings. The Company reported losses of approximately $1,148,000 $2,116,000 and $2,487,000, in fiscal years 2011, 2010 and 2009, respectively.

Swap settlement payments to the counterparty totaled approximately $2,436,000, $2,477,000 and $2,510,000 in fiscal years 2011, 2010 and 2009, respectively.

12.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX American Resources Corporation 1995 Omnibus Stock Incentive Plan and the REX American Resources Corporation 1999 Omnibus Stock Incentive Plan (the “Omnibus Plans”). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2012, 108,011 and 2,302,425 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

The following summarizes stock option activity for fiscal years 2011, 2010 and 2009 (amounts in thousands, except per-share amounts):

	2011		2010		2009

	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding—Beginning of year	726	$10.16	824	$10.14	2,715	$9.63
Exercised	(457)	8.41	(98)	10.00	(1,683)	8.87
Canceled or expired	—	—	—	—	(208)	13.75

Outstanding—End of year	269	$13.15	726	$10.16	824	$10.14

Exercisable—End of year	269	$13.15	726	$10.16	824	$10.14

Price ranges and other information for stock options outstanding as of January 31, 2012 were as follows (amounts in thousands, except per share amounts):

	Outstanding and Exercisable

Range of Exercise Prices	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life

$12.04 to $16.04	269	$13.15	1.6

13.	RESTRUCTURING AND OTHER

During the fourth quarter of fiscal year 2008, the Company entered into an agreement with an unrelated company pursuant to which the Company agreed to sell certain appliance inventory, furniture, fixtures and equipment at 37 store locations to be leased by the unrelated company.

During the fourth quarter of fiscal year 2008, the Company recorded a restructuring charge of approximately $4.2 million related to (i) a workforce reduction of a majority of employees located at its corporate headquarters, retail stores and distribution facilities and (ii) certain costs associated with the transition of the Company’s retail business to the unrelated company.

On September 30, 2009, the Company entered into an agreement with the unrelated company pursuant to which (i) the unrelated company agreed to vacate all properties leased from the Company and turn over possession of the leased premises to the Company and (ii) the Company and the unrelated company agreed to release and discharge each other from all claims or causes of action whatsoever. The Company completed its exit of the retail business as of July 31, 2009. The following is a summary of restructuring charges and payments (in thousands):

	Employee Severance and Bonus Costs	Lease Termination Costs	Investment Banker Fees	Other	Total Restructuring Accrual

Balance, January 31, 2009	$2,839	$—	$834	$498	$4,171
Restructuring charges	85	2,951	—	—	3,036
Reversal of restructuring charges	(706)	(41)	(325)	(287)	(1,359)
Payments of restructuring liabilities	(1,999)	(2,471)	(509)	(211)	(5,190)

Balance, January 31, 2010	219	439	—	—	658
Restructuring charges	63	—	—	—	63
Payments of restructuring liabilities	(282)	(293)	—	—	(575)

Balance, January 31, 2011	—	146	—	—	146
Restructuring charges	—	—	—	—	—
Payments of restructuring liabilities	—	(146)	—	—	(146)

Balance, January 31, 2012	$—	$—	$—	$—	$—

14.	COMMITMENTS

One Earth and NuGen have combined forward purchase contracts for approximately 10.3 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the corn by July 2012.

One Earth and NuGen have combined sales commitments for approximately 40.4 million gallons of ethanol and 59,300 tons of distillers grains. They expect to deliver the ethanol and the distillers grains by April 2012.

Forward grain purchase, ethanol and distillers grains sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of the accounting standards because these arrangements are for purchases of grain and sales of ethanol and distillers grains that will be delivered in quantities expected to be used by One Earth and NuGen over a reasonable period of time in the normal course of business.

One Earth has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is spread over 120 equal payments of $36,500. Payments began in February 2009. One Earth paid approximately $438,000, $438,000 and $402,000 pursuant to the lease in fiscal years 2011, 2010 and 2009, respectively.

One Earth has entered into an agreement with an unrelated party for the lease of railcars that will be used to ship ethanol. The lease expires on May 31, 2012, with an automatic 36-month extension,

unless either party notifies the other in writing 60 days prior to the initial expiration date. One Earth pays a monthly lease amount per railcar. One Earth paid approximately $744,000, $660,000 and $344,000 pursuant to the lease in fiscal years 2011, 2010 and 2009, respectively.

One Earth has entered into an agreement with an unrelated party for the lease of railcars that will be used to ship ethanol. The lease expires on June 30, 2012, and shall continue under lease for successive one month terms, unless notified in writing 30 days prior to the initial expiration date or any successive term. One Earth pays a monthly lease amount per railcar. One Earth paid approximately $449,000, $662,000 and $69,000 pursuant to the lease in fiscal years 2011, 2010 and 2009, respectively.

One Earth has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of One Earth’s distillers grains production during the term of the contract. The contract called for One Earth to pay a fee per ton of distillers grains for the Distillers Grains Marketer’s services. The contract was amended on December 6, 2010, to reduce the fee for DDGS, and the termination date was extended to July 1, 2014. One Earth paid approximately $627,000 and $905,000 in fiscal years 2011 and 2010, respectively, for these marketing services.

One Earth has a grain origination agreement with Alliance Grain, under which it purchased 100% of its grain during fiscal years 2011, 2010 and 2009. One Earth pays to Alliance Grain a certain amount per bushel for procurement fees. The term of the agreement expires Oct. 31, 2014, and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 180 days prior to the expiration of the then current term of the agreement.

NuGen entered into an agreement with unrelated parties for the lease of railcars that will be used to ship ethanol and distillers grains. These leases expire during fiscal year 2012. NuGen paid approximately $482,000 in fiscal year 2011 for the rail car leases.

15.	INCOME TAXES

The provision for income taxes from continuing operations for fiscal years 2011, 2010 and

2009 consists of the following (amounts in thousands):

	2011	2010	2009

Federal:
Current	$434	—	$(7,460)
Deferred	13,792	2,963	11,296

	14,226	2,963	3,836

State and Local:
Current	685	—	422
Deferred	991	54	327

	1,676	54	749

	$15,902	$3,017	$4,585

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2012 and 2011 (amounts in thousands):

	2012	2011

Assets:
Deferral of service contract income	$590	$1,566
Accrued liabilities	553	249
Installment sales of limited partnerships	288	1,297
Stock based compensation	406	406
Federal net operating loss carryforward	—	2,192
AMT credit carryforward	23,994	23,373
State net operating loss carryforward	2,338	2,407
Other items	1,305	2,505
Valuation allowance	(1,676)	(1,242)

Total	27,798	32,753

Liabilities:
Basis in pass through entities, including depreciation	(29,068)	(21,713)
Other	(282)	—

Total	(29,350)	(21,713)

Net deferred tax (liability) asset	$(1,552)	$11,040

The Company has approximately $24.0 million and $23.4 million of AMT credit carryforwards as of January 31, 2012 and 2011, respectively. The AMT credit carryforwards can be used to offset future regular income tax liabilities subject to certain limitations. The AMT credit carryforwards have no expiration date. The Company must generate approximately $160 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

The Company has state net operating loss carryforwards of approximately $31.5 million, net of the federal benefit, which will begin to expire in fiscal year 2012.

The Company has a valuation allowance of approximately $1,676,000 at January 31, 2012. The Company increased the valuation allowance by $434,000 and $664,000 in fiscal years 2011 and 2010, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits. No adjustment was made in fiscal year 2009.

The Company paid income taxes of $1,550,000, $1,310,000 and $14,000 in fiscal years 2011, 2010 and 2009, respectively. The Company received refunds of income taxes of $7,208,000, $5,691,000 and $1,105,000 in fiscal years 2011, 2010 and 2009, respectively.

The effective income tax rate on consolidated pre-tax loss or income differs from the federal income tax statutory rate for fiscal years 2011, 2010 and 2009 as follows:

	2011	2010	2009

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	4.1	4.1	3.9
Net increase in valuation allowance	1.0	9.8	—
Domestic production activities deduction	(3.2)	—	—
Uncertain tax positions	0.2	1.5	(0.3)
Noncontrolling interest	(4.1)	(17.7)	(8.0)
Other	0.3	(2.8)	0.5

Total	33.3%	29.9%	31.1%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2005 and prior.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As a result of the adoption of this accounting standard, the Company recorded a $287,000 decrease to retained earnings. As of January 31, 2012, total unrecognized tax benefits were $2,157,000, and accrued penalties and interest were $327,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $82,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Years Ended January 31,

	2012	2011

Unrecognized tax benefits, beginning of year	$2,976	$2,338
Changes for tax positions for prior years	(492)	104
Changes for tax positions for current year	—	534

Unrecognized tax benefits, end of year	$2,484	$2,976

16.	COMPREHENSIVE INCOME

Comprehensive income includes net income and unrealized gains on securities classified as available for sale (net of the related tax effects), and are reported separately in shareholders’ equity. The components of comprehensive income in fiscal years 2011, 2010 and 2009 are as follows (amounts in thousands):

	2011	2010	2009

Net income	$33,698	$8,742	$12,552
Reclassification adjustment for net gains included in net income	—	(49)	—
Unrealized holding gains on available for sale securities, net	—	—	49

Total comprehensive income	33,698	8,693	12,601
Comprehensive income attributable to noncontrolling interests	(5,428)	(3,673)	(3,900)

Comprehensive income attributable to REX common shareholders	$28,270	$5,020	$8,701

17.	DISCONTINUED OPERATIONS

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, all operations of the Company’s former retail segment, including extended warranty revenues and costs, and certain sold properties have been classified as discontinued operations for all periods presented. Once real estate property has been sold, and no continuing involvement is expected, the Company classifies the results of the operations as discontinued operations. The results of operations were previously reported in the Company’s retail or real estate segment, depending on when the store ceased operations. Below is a table reflecting certain items of the Consolidated Statements of Operations that were reclassified as discontinued operations for fiscal years 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009

Net sales and revenue	$4,121	$8,136	$35,534

Cost of merchandise sold	$731	$2,527	$25,456

Income before income taxes	$2,114	$2,730	$2,258
Provision for income taxes	(778)	(1,208)	(974)

Income from discontinued operations, net of tax	$1,336	$1,522	$1,284

Gain on disposal before provision for income taxes	$695	$288	$2,131
Provision for income taxes	(256)	(127)	(919)

Gain on disposal of discontinued operations, net of tax	$439	$161	$1,212

18.	CONTINGENCIES

The Company sold its entire interest, through a series of transactions, in three former partnerships (Colona, Somerset and Gillette) that owned synthetic fuel facilities. As such, the Company was no longer allocated Section 29/45K tax credits after fiscal year 2005. In connection with the Colona and Somerset sales, the Company received contingent payments based upon percentages of qualified Section 29/45K credits generated. In connection with the sale of the Gillette partnership, the Company was eligible to receive contingent payments based upon the amount of “qualified production.” The Company has recognized approximately $7.7 million of income from these sales from years the partnerships have open tax years with the IRS. In the event that the synthetic fuel tax credits are reduced as a result of IRS audits, the amount of proceeds realized from the sales could be significantly impacted.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements.

19.	SEGMENT REPORTING

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

	Years Ended January 31,

	2012	2011	2010

Net sales and revenues:
Alternative energy	$408,635	$300,389	$169,175
Real estate	1,317	1,018	602

Total net sales and revenues	$409,952	$301,407	$169,777

Segment gross profit (loss):
Alternative energy	$35,179	$31,173	$21,923
Real estate	(1,343)	(543)	(1,041)

Total gross profit	$33,836	$30,630	$20,882

Segment profit (loss):

Alternative energy segment profit	$48,580	$13,403	$17,811
Real estate segment (loss)	(1,539)	(770)	(1,225)
Corporate expenses	(2,307)	(2,724)	(1,870)
Interest expense	(111)	(205)	(338)
Interest income	319	372	263
Income from synthetic fuel investments	2,883	—	—

Income from continuing operations before income taxes	$47,825	$10,076	$14,641

Sales of products alternative energy segment:
Ethanol	82%	84%	83%
Distillers grains	18%	16%	17%

Total	100%	100%	100%

Sales of services real estate segment:
Leasing	100%	100%	100%

Interest income:
Alternative energy	$47	$75	$182
Real estate	51	—	—
Unallocated	319	372	263

Total interest income	$417	$447	$445

	Years Ended January 31,

	2012	2011	2010

Depreciation and amortization expense:
Alternative energy	$11,653	$17,354	$9,643
Real estate	392	328	224
Unallocated	—	182	—

Total depreciation and amortization expense	$12,045	$17,864	$9,867

Equity in income of unconsolidated affiliates:
Alternative energy	$21,532	$14,558	$6,027
Real estate	—	—	—

Total equity in income of unconsolidated affiliates:	$21,532	$14,558	$6,027

	Years Ended January 31,

	2012	2011	2010

Additions to property and equipment:
Alternative energy	$7,276	$5,677	$35,320
Real estate	66	356	332

Total additions to property and equipment	$7,342	$6,033	$35,652

Assets:
Alternative energy	$367,029	$257,202	$302,228
Real estate	17,458	22,235	31,796
Corporate and other	53,562	96,285	117,481

Total assets	$438,049	$375,722	$451,505

Additions to other long lived assets:
Alternative energy	$2,624	$10,112	$25
Real estate	—	—	—

Total additions to other long lived assets	$2,624	$10,112	$25

Long term debt and capital lease obligations
Alternative energy	$107,706	$69,049	$124,093
Real estate	—	—	—
Corporate and other	821	1,924	2,596

Total long term debt and capital lease obligations	$108,527	$70,973	$126,689

Additions to other long lived assets represent primarily equity method investments and long term refundable real estate taxes.

Certain corporate costs and expenses, including information technology, employee benefits, and other shared services, are allocated to the business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash and equivalents, deferred income tax benefits and refundable income taxes.

Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $28.9 million held by One Earth and NuGen will be used primarily to fund working capital needs for the subsidiaries.

20.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit, net income (loss) and net income (loss) per share (basic and diluted) for each quarter during the last two fiscal years. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012

Net sales and revenue (a)	$81,163	$73,796	$84,524	$170,469
Gross profit (loss) (a)	4,699	(263)	8,989	20,411
Net income	5,556	2,033	8,327	17,782
Net income attributable to REX common shareholders	4,652	2,347	6,482	14,789
Basic net income per share attributable to REX common shareholders (b)	$0.49	$0.25	$0.70	$1.77
Diluted net income per share attributable to REX common shareholders (b)	$0.49	$0.25	$0.70	$1.76

	Quarters Ended (In Thousands, Except Per Share Amounts)

	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011

Net sales and revenue (a)	$71,589	$65,393	$70,613	$93,812
Gross profit (a)	8,654	5,563	7,335	9,078
Net income (loss)	5,605	1,094	5,101	(3,058)
Net (loss) income attributable to REX common shareholders	4,188	1,234	4,250	(4,603)
Basic net (loss) income per share attributable to REX common shareholders (b)	$0.43	$0.13	$0.45	$(0.49)
Diluted net (loss) income per share attributable to REX common shareholders (b)	$0.42	$0.12	$0.44	$(0.49)

a)	Amounts differ from those previously reported as a result of retail operations and certain real estate assets sold being reclassified as discontinued operations and other reclassifications.

b)	The total of the quarterly net income (loss) per share amounts do not equal the annual net loss or income per share amount due to the impact of varying amounts of shares and options outstanding during the year. In addition, basic net loss per share equals diluted net loss per share in periods a net loss is reported.

c)

The quarter ended January 31, 2012 includes the results of NuGen in the consolidated information. Effective November 1, 2011, the Company ceased using the equity method to account for NuGen’s and began consolidating NuGen’s results.

21.	RELATED PARTIES

During fiscal years 2011 and 2010, One Earth purchased approximately $265.5 million and $157.4 million, respectively, of corn from the Alliance Grain Elevator, an equity investor.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX American Resources Corporation

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits. We did not audit the financial statements of Patriot Renewable Fuels, LLC, an equity method investment for which the Company’s equity method investment of $27,309,000 and $21,829,000 as of January 31, 2012 and 2011, respectively, and equity in income of unconsolidated affiliates of $5,274,000, $5,159,000, and $3,540,000 for the years ended January 31, 2012, 2011, and 2010, respectively, are included in the accompanying consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patriot Renewable Fuels, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of REX American Resources Corporation and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 1 and Note 17, the consolidated financial statements have been adjusted for the retrospective presentation of the Company’s retail business as discontinued operations. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company deconsolidated the assets and liabilities of a significant subsidiary as of January 31, 2011. As discussed in Note 3, the Company acquired a majority ownership position in an existing equity method investment effective November 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of

January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 9, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 9, 2012

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010
(Amounts in thousands)

		Additions	Deductions

	Balance Beginning of Year	Charged to Cost and Expenses	Charges for Which Reserves Were Created	Balance End of Year

2012:
Allowance for doubtful accounts	$10	$—	$10	$—

2011:
Allowance for doubtful accounts	$168	$—	$158	$10

2010:
Allowance for doubtful accounts	$447	$—	$279	$168

2012:
Deferred tax valuation allowance	$1,242	$434	$—	$1,676

2011:
Deferred tax valuation allowance	$578	$664	$—	$1,242

2010:
Deferred tax valuation allowance	$578	$—	$—	$578

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our officers concluded that our disclosure controls and procedures are also effective at the reasonable assurance level to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Material Changes to Internal Control Over Financial Reporting

On November 1, 2011, the Company completed the acquisition of NuGen and is in the process of integrating the processes and controls specific to NuGen into the Company’s existing system of internal control over financial reporting. As a result, this process may result in additions or changes to the Company’s system of internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2012 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2012 based on those criteria. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal controls over financial reporting of NuGen Energy, LLC acquired on November 1, 2011. NuGen Energy, LLC accounts for 26% of total assets, 21% of revenues and 14% of net income of the consolidated financial statement amounts as of and for the year ended January 31, 2012.

The effectiveness of our internal control over financial reporting as of January 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STUART A. ROSE	Chairman of the Board and Chief Executive
Stuart A. Rose	Officer (principal executive officer) April 9, 2012

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer) April 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX American Resources Corporation

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NuGen Energy, LLC, which was acquired on November 1, 2011 and whose financial statements constitute 19% and 26% of net and total assets, respectively, 21% of revenues, and 14% of net income of the consolidated financial statement amounts as of and for the year ended January 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at NuGen Energy, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 31, 2012 of the Company and our report dated April 9, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective presentation of the retail business as discontinued operations, the deconsolidation of the assets and liabilities of a significant subsidiary as of January 31, 2011, and the acquisition of a majority ownership position in an existing equity method investment effective November 1, 2011.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 9, 2012

Item 9B.	Other Information

          None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2012, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2012 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 5, 2012 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2012 and 2011

Consolidated Statements of Operations for the years ended January 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended January 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2012, 2011 and 2010

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

(a)(3) Exhibits

See Exhibit Index at page 96 of this report.

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

Date: April 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE	Chairman of the Board
Stuart A. Rose	and Chief Executive Officer
	(principal executive officer)	April 9, 2012

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
	(principal financial and accounting officer)	April 9, 2012

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	April 9, 2012

EDWARD M. KRESS
Edward M. Kress	Director	April 9, 2012

ROBERT DAVIDOFF
Robert Davidoff	Director	April 9, 2012

CHARLES A. ELCAN
Charles A. Elcan	Director	April 9, 2012

DAVID S. HARRIS
David S. Harris	Director	April 9, 2012

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 9, 2012

LEE FISHER
Lee Fisher	Director	April 9, 2012

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

	3(b)(1)	By-Laws, as amended (incorporated by reference to Registration Statement No. 2-95738, Exhibit 3(b), filed February 8, 1985)

	3(b)(2)	Amendment to By-Laws adopted June 29, 1987 (incorporated by reference to Exhibit 4.5 to Form 10-Q for quarter ended July 31, 1987, File No. 0-13283)

(4)	Instruments defining the rights of security holders, including indentures:

4 (a)

Construction Loan Agreement dated as of September 20, 2007 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4 (b)

First Amendment of Construction Loan Agreement dated September 19, 2008 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(c)

Second Amendment of Construction Loan Agreement dated January 30, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(d)

Third Amendment of Construction Loan Agreement dated September 18, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(e)

Fourth Amendment of Construction Loan Agreement dated June 1, 2010 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended October 31, 2010, File No. 001-09097)

4(f)

Fifth Amendment of Construction Loan Agreement dated May 31, 2011 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended April 30, 2011, File No. 001-09097)

4(g)

Loan Agreement dated November 1, 2011 among NuGen Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 2, 2011, File No. 001-09097)

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of such instruments to the Commission upon request.

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

Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(e)*

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

	10(g)*	1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended April 30, 2000, File No. 001-09097)

10(h)*

Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonqualified Stock Option)(incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

10(i)*

Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonemployee Director Stock Option)(incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

10 (j)

Unit Purchase and Option Agreement dated June 30, 2010 among REX NuGen, LLC and Central Farmers Cooperative (incorporated by reference to Exhibit 10(a) to Form 8-K filed July 16, 2010, File No. 001-09097)

10 (k)

Unit Purchase Agreement dated July 25, 2011 among REX NuGen, LLC and Central Farmers Cooperative, as extended and amended by letter amendments dated July 26, 2011 and August 29, 2011 (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 2, 2011, File No. 001-09097)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 (a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant ___________________________________

(23)	Consents of experts and counsel:

23(a)

Consent of Deloitte & Touche LLP to use its reports dated April 9, 2012 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-81706, 33-62645, 333-35118 and 333-69690) ____________

23(b)

Consent of Christianson & Associates, PLLP to use its reports dated February 8, 2012 and February 8, 2011, relating to the financial statements of Big River Resources, LLC included in this annual report on Form 10-K into the Registration Statements ____________

23(c)

Consent of Christianson & Associates, PLLP to use its report dated November 14, 2011 relating to the financial statements of NuGen Energy, LLC included in this annual report on Form 10-K into the Registration Statements ____________

23(d)

Consent of Boulay, Heutmaker, Zibell & Co, P.L.L.P. to use its reports dated March 13, 2012 and March 14, 2011 relating to the financial statements of Patriot Renewable Fuels, LLC included in this annual report on Form 10-K into the Registration Statements _____________________________________

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications _____________________________________________

(32)	Section 1350 Certifications:

	32	Certifications _______________________________________

(99)	Additional Exhibits

	99(a)	Consolidated financial statements of Big River Resources, LLC for the years ended December 31, 2011, 2010 and 2009 ______________________________________

	99(b) and (b) 1	Financial statements of Patriot Renewable Fuels, LLC for the years ended December 31, 2011, 2010 and 2009 ______________________________________

	99(c)	Financial statements of NuGen Energy, LLC for the years ended July 31, 2011 and 2010 _______________

(101)	Interactive Data File

101

The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 2875 Needmore Road, Dayton, Ohio 45414.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.