Form 10-Q
period 2012-04-30
REX AMERICAN RESOURCES Corp
filed 2012-06-06
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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
Yes ☐ No ☒

At the close of business on June 5, 2012 the registrant had 8,378,280 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	April 30, 2012	January 31, 2012

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$72,064	$75,013
Accounts receivable	15,025	12,784
Inventory, net	25,625	30,349
Refundable income taxes	1,476	1,816
Prepaid expenses and other	3,862	3,987
Deferred taxes, net	3,083	3,090

Total current assets	121,135	127,039
Property and equipment, net	237,421	240,084
Other assets	7,579	7,884
Equity method investments	60,081	61,679
Restricted investments and deposits	1,003	1,363

Total assets	$427,219	$438,049

Liabilities and equity:
Current liabilities:
Current portion of long-term debt, alternative energy	$12,369	$14,972
Current portion of long-term debt, other	342	250
Accounts payable, trade	5,989	6,985
Deferred income	1,510	1,864
Accrued real estate taxes	2,741	2,750
Accrued payroll and related items	510	2,882
Derivative financial instruments	1,733	1,694
Other current liabilities	4,683	5,844

Total current liabilities	29,877	37,241

Long-term liabilities:
Long-term debt, alternative energy	103,557	107,706
Long-term debt, other	668	821
Deferred taxes	4,642	4,642
Deferred income	316	552
Derivative financial instruments	2,166	2,541
Other long term liabilities	2,720	2,703

Total long-term liabilities	114,069	118,965

Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	143,592	142,994
Retained earnings	325,256	324,323
Treasury stock	(215,239)	(215,105)

Total REX shareholders’ equity	253,908	252,511
Noncontrolling interests	29,365	29,332

Total equity	283,273	281,843

Total liabilities and equity	$427,219	$438,049

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended April 30,
	2012	2011

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$151,013	$81,163
Cost of sales	145,517	76,451

Gross profit	5,496	4,712
Selling, general and administrative expenses	(2,707)	(2,348)
Equity in income of unconsolidated ethanol affiliates	442	5,782
Interest income	49	171
Interest expense	(1,281)	(663)
(Losses) gains on derivative financial instruments, net	(147)	68

Income from continuing operations before income taxes	1,852	7,722
Provision for income taxes	(533)	(2,681)

Income from continuing operations	1,319	5,041
Income from discontinued operations, net of tax	183	390
(Loss) gain on disposal of discontinued operations, net of tax	(10)	125

Net income	1,492	5,556
Net income attributable to noncontrolling interests	(559)	(904)

Net income attributable to REX common shareholders	$933	$4,652

Weighted average shares outstanding - basic	8,360	9,432

Basic income per share from continuing operations attributable to REX common shareholders	$0.09	$0.44
Basic income per share from discontinued operations attributable to REX common shareholders	0.02	0.04
Basic income per share from disposal of discontinued operations attributable to REX common shareholders	—	0.01

Basic net income per share attributable to REX common shareholders	$0.11	$0.49

Weighted average shares outstanding – diluted	8,439	9,560

Diluted income per share from continuing operations attributable to REX common shareholders	$0.09	$0.44
Diluted income per share from discontinued operations attributable to REX common shareholders	0.02	0.04
Diluted income per share from disposal of discontinued operations attributable to REX common shareholders	—	0.01

Diluted net income per share attributable to REX common shareholders	$0.11	$0.49

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$760	$4,137
Income from discontinued operations, net of tax	173	515

Net income	$933	$4,652

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited
(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2012	29,853	$299	21,523	$(215,105)	$142,994	$324,323	$29,332	$281,843

Net income						933	559	1,492

Treasury stock acquired			33	(1,071)				(1,071)

Noncontrolling interests distribution and other							(526)	(526)

Stock options and related tax effects	—	—	(94)	937	598	—	—	1,535

Balance at April 30, 2012	29,853	$299	21,462	$(215,239)	$143,592	$325,256	$29,365	$283,273

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2011	29,853	$299	20,461	$(193,713)	$142,293	$296,053	$25,032	$269,964

Net income						4,652	904	5,556

Treasury stock acquired			224	(3,563)				(3,563)

Stock options and related tax effects	—	—	(417)	3,882	33	—	—	3,915

Balance at April 30, 2011	29,853	$299	20,268	$(193,394)	$142,326	$300,705	$25,936	$275,872

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Three Months Ended April 30,

	2012	2011

	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$1,492	$5,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,021	2,733
Income from equity method investments	(442)	(5,782)
Loss (gain) on disposal of real estate and property and equipment	16	(204)
Dividends received from equity method investees	2,005	2,316
Deferred income	(590)	(1,273)
Derivative financial instruments	(336)	(732)
Deferred income tax	—	1,419
Changes in assets and liabilities:
Accounts receivable	(2,241)	(798)
Inventory	4,724	(4,861)
Refundable income taxes	552	8,503
Other assets	296	961
Accounts payable, trade	(996)	1,124
Other liabilities	(3,525)	160

Net cash provided by operating activities	4,976	9,122

Cash flows from investing activities:
Capital expenditures	(1,683)	(555)
Restricted investments	360	—
Proceeds from sale of real estate and property and equipment	478	424

Net cash used in investing activities	(845)	(131)

Cash flows from financing activities:
Payments of long-term debt	(6,813)	(2,840)
Stock options exercised	259	258
Noncontrolling interests distribution and other	(526)	—
Treasury stock acquired	—	(477)

Net cash used in financing activities	(7,080)	(3,059)

Net (decrease)increase in cash and cash equivalents	(2,949)	5,932
Cash and cash equivalents, beginning of period	75,013	91,019

Cash and cash equivalents, end of period	$72,064	$96,951

Non cash financing activities - Cashless exercise of stock options	$1,071	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
April 30, 2012

Note 1. Consolidated Condensed Financial Statements

          The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2012 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012 (fiscal year 2011). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

          Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX American Resources Corporation and its wholly and majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month. Effective November 1, 2011, the Company acquired a majority ownership interest in NuGen Energy, LLC (“NuGen”), and included the results of operations in its Consolidated Condensed Statements of Operations on a prospective basis.

          Nature of Operations – The Company operates in two reportable segments, alternative energy and real estate. The Company substantially completed the exit of its retail business during the second quarter of fiscal year 2009, although it continues to recognize revenue and expense associated with administering extended service policies as discontinued operations.

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2011 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year end. Examples of such estimates include accrued liabilities, such as management bonuses and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Revenue Recognition

          The Company recognizes sales from the production of ethanol, distillers grains and corn oil when title transfers to customers, upon shipment from its plant. Shipping and handling charges to customers are included in net sales and revenue.

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

Interest Cost

          No interest was capitalized for the three months ended April 30, 2012 and 2011. Cash paid for interest for the three months ended April 30, 2012 and 2011 was approximately $1,582,000 and $617,000, respectively.

Financial Instruments

          The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $483,000 and $664,000 for the three months ended April 30, 2012 and 2011, respectively.

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

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the three months ended April 30, 2012 and 2011. During the three months ended April 30 2011, the Company received tax refunds of $7,217,000. The Company received no refunds during the three months ended April 30, 2012.

          As of April 30, 2012, total unrecognized tax benefits were approximately $2,157,000 and accrued penalties and interest were $342,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $82,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The write-down of inventory was approximately $98,000 and $153,000 at April 30, 2012 and January 31, 2012, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory at April 30, 2012 and January 31, 2012 are as follows (amounts in thousands):

	April 30, 2012	January 31, 2012

Ethanol and other finished goods, net	$6,673	$5,318
Work in process	3,962	3,819
Grain and other raw materials, net	14,990	21,212

Total	$25,625	$30,349

Property and Equipment

          Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

          In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Impairment charges were insignificant in the first quarters of fiscal years 2012 and 2011. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Generally, declining cash flows from an ethanol plant or deterioration in local real estate market conditions are indicators of possible impairment.

Investments and Deposits

          Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at April 30, 2012 and January 31, 2012 are required by two states to cover possible future claims under extended service policies over the remaining lives of the service policy contracts. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as held-to-maturity. The investments had maturity dates of less than one year at April 30, 2012 and January 31, 2012. The Company has the intent and ability to hold these securities to maturity.

          The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. The Company accounts for its investments in Big River Resources, LLC (“Big River”) and Patriot Holdings, LLC (“Patriot”) using the equity method of accounting and includes the results of these entities on a delayed basis of one month.

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

Accounting Changes and Recently Issued Accounting Standards

          Effective February 1, 2012, the Company was required to adopt the third phase of amended guidance in ASC 820 “Fair Value Measurements and Disclosures”. The amendment established common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and those prepared in conformity with International Financial Reporting Standards. The amended guidance clarified the application of existing requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The adoption of this amended guidance did not impact the Company’s financial statements.

          Effective February 1, 2012, the Company was required to adopt the amended guidance in ASC 220 “Comprehensive Income”. This amendment increased the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and rather requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. The adoption of this amended guidance did not impact the Company’s financial statements.

Note 3. Leases

          At April 30, 2012, the Company has lease agreements, as landlord, for all or portions of seven properties. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2013	$907
2014	1,252
2015	1,060
2016	502
2017	437
Thereafter	1,452

Total	$5,610

Note 4. Fair Value

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

          The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820. ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries cash equivalents, investment in cooperative, restricted investments and derivative liabilities at fair value.

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

          The fair values of property and equipment, as applicable, are determined by using various models that discount future expected cash flows. Estimation risk is greater for vacant properties as the probability of expected cash flows from the use of vacant properties is difficult to predict.

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

          Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2012 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	620	—	—	620
Investment in cooperative (1)	—	—	219	219

Total assets	$622	$—	$219	$841

Interest rate swap derivative liabilities	$—	$3,899	$—	$3,899

          Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2012 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	620	—	—	620
Investment in cooperative (1)	—	—	219	219

Total assets	$622	$—	$219	$841

Interest rate swap derivative liabilities	$—	$4,235	$—	$4,235

          (1) The money market mutual fund is included in “Restricted investments and deposits” and the investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

          The following table provides a reconciliation of the activity related to assets (investment in cooperative) measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Balance, January 31, 2012	$219
Current period activity	—

Balance, April 30, 2012	$219

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

          There were no assets measured at fair value on a non-recurring basis subsequent to January 31, 2012.

          Assets measured at fair value on a non-recurring basis over various dates through January 31, 2012 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$—	$—	$8,803	$1,227

          The fair value of the Company’s debt is approximately $116.9 million and $123.8 million at April 30, 2012 and January 31, 2012, respectively. The fair value was estimated using a discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements with companies that have a similar credit risk.

Note 5. Property and Equipment

          The components of property and equipment at April 30, 2012 and January 31, 2012 are as follows (amounts in thousands):

	April 30, 2012	January 31, 2012

Land and improvements	$24,949	$25,094
Buildings and improvements	40,554	40,710
Machinery, equipment and fixtures	217,797	212,797
Leasehold improvements	—	366
Construction in progress	3,760	7,194

	287,060	286,161
Less: accumulated depreciation	(49,639)	(46,077)

	$237,421	$240,084

Note 6. Other Assets

          The components of other assets at April 30, 2012 and January 31, 2012 are as follows (amounts in thousands):

	April 30, 2012	January 31, 2012

Deferred financing costs, net	$1,172	$1,306
Prepaid commissions	551	729
Deposits	2,564	2,564
Real estate taxes refundable	1,969	1,969
Other	1,323	1,316

Total	$7,579	$7,884

Note 7. Long Term Debt and Interest Rate Swaps

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (“the Bank”). The construction loan was converted into a term loan on July 31, 2009 as all of the requirements, for such conversion, of the construction and term loan agreement were fulfilled. The term loan bears interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.4% -3.6% at April 30, 2012). Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year.

          Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of April 30, 2012, approximately $63.7 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements and net worth requirements. One Earth was in compliance with these covenants, as applicable, at April 30, 2012. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted net assets related to One Earth was approximately $19.4 million and $14.5 million at April 30, 2012 and January 31, 2012, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

          As of April 30, 2012, One Earth has no outstanding borrowings on the $10,000,000 revolving loan, which expires May 29, 2013.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At April 30, 2012 and January 31, 2012, the Company recorded a liability of approximately $3.9 million and $4.2 million, respectively, related to the fair value of the swaps. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

NuGen Energy Subsidiary Level Debt

          In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha (“the Bank”). The term loan bears interest at variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at April 30, 2012). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 40% of annual excess cash flows are also due. Such payments cannot exceed $5 million in a year.

          Borrowings are secured by all of the assets of NuGen. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. As of April 30, 2012, approximately $52.3 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, debt service coverage ratio requirements and working capital requirements. NuGen was in compliance with these covenants, as applicable, at April 30, 2012. NuGen has paid approximately $0.6 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted net assets related to NuGen was approximately $3.7 million and approximately $3.6 million at April 30, 2012 and January 31, 2012, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with the Bank.

          NuGen has no outstanding borrowings on the $10,000,000 revolving loan as of April 30, 2012.

Note 8. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at April 30, 2012 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$40,856	$3,899

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $147,000 in the first quarter of fiscal year 2012 and gains of $68,000 in the first quarter of fiscal year 2011.

Note 9. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant.

          The total intrinsic value of options exercised during the three months ended April 30, 2012 and 2011 was approximately $1.7 million and $3.0 million, respectively, resulting in tax deductions to realize benefits of approximately $0.2 million and $0.6 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2012	268,723	$13.15
Exercised	(93,734)	$14.18

Outstanding and exercisable at April 30, 2012	174,989	$12.59	1.7	$2,651

          During the first three months of fiscal year 2012, certain officers and directors of the Company tendered 32,935 shares of the Company’s common stock as payment of the exercise price of stock options exercised pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $32.53 per share.

          At April 30, 2012, there was no unrecognized compensation cost related to nonvested stock options. No options have been granted since fiscal year 2004.

Note 10. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30, 2012			Three Months Ended April 30, 2011

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$760	8,360	$0.09	$4,137	9,432	$0.44

Effect of stock options	—	79		—	128

Diluted income per share from continuing operations attributable to REX common shareholders	$760	8,439	$0.09	$4,137	9,560	$0.44

          For the three months ended April 30, 2012, there were no shares subject to outstanding options that were excluded in the common equivalents shares outstanding calculation. For the three months ended April 30, 2011 a total of 12,468 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive.

Note 11. Investments and Restricted Deposits

          The Company has approximately $383,000 and $743,000 at April 30, 2012 and January 31, 2012, respectively, on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $620,000 at April 30, 2012 and January 31, 2012 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes.

          The following table summarizes equity method investments at April 30, 2012 and January 31, 2012 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2012	Carrying Amount January 31, 2012

Big River	10%	$32,922	$34,370
Patriot	26%	27,159	27,309

Total Equity Method Investments		$60,081	$61,679

          The following table summarizes income (loss) recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2012	2011

Big River	$557	$1,271
Patriot	(115)	904
NuGen	—	3,607

Total	$442	$5,782

          Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. The Company accounted for this investment using the equity method of accounting. On November 1, 2011, the Company acquired an additional 50% equity interest in NuGen. Following the purchase, the Company owned all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 98% equity interest in NuGen. Effective November 1, 2011, the Company ceased using the equity method of accounting and began consolidating the results of NuGen. Prior to consolidation, the Company recorded the results of NuGen on a one month lag. During fiscal year 2011, NuGen adopted the same fiscal year as the Company. As a result, the Company no longer records the results of NuGen on a one month lag. NuGen repurchased shares from noncontrolling interests holders during fiscal year 2012. This increased the Company’s equity interest in NuGen to 99%.

          Undistributed earnings of equity method investees totaled approximately $21.2 million and $22.8 million at April 30, 2012 and January 31, 2012, respectively. During the first three months of fiscal years 2012 and 2011, the Company received dividends from equity method investees of approximately $2.0 million and $2.3 million, respectively.

          Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three months ended April 30, 2012 and 2011, on a delayed basis of one month (amounts in thousands):

	Three Months Ended April 30, 2012
	Patriot	Big River

Net sales and revenue	$89,812	$291,003
Gross profit	$1,777	$14,008
(Loss) income from
continuing operations	$(436)	$5,718
Net (loss) income	$(436)	$5,718

	Three Months Ended April 30, 2011
	Patriot	Big River	NuGen

Net sales and revenue	$88,316	$242,245	$81,138
Gross profit	$5,462	$23,089	$8,889
Income from continuing operations	$3,876	$13,029	$7,850
Net income	$3,876	$13,029	$7,850

          Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at April 30, 2012 and January 31, 2012 are approximately $409.5 million and $326.2 million, respectively. The Company’s proportionate share of restricted net assets of Patriot and Big River combined at April 30, 2012 and January 31, 2012 are approximately $54.5 million and $44.2 million, respectively.

          On January 31, 2011, the Company sold 814,000 of its membership units in Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) for $1, reducing the ownership interest in Levelland Hockley from 56% to 49%. As a result, the Company no longer had a controlling financial interest in Levelland Hockley, and, therefore, effective January 31, 2011, the Company deconsolidated Levelland Hockley and began using the equity method of accounting. In connection with the deconsolidation, the Company recorded its remaining non controlling equity interest and debt investments at fair value. The Company’s estimate of fair value for all of its investments in Levelland Hockley was $0 at April 30, 2012 and January 31, 2012. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. As a result, the Company no longer can exercise significant influence over Levelland Hockley and began using the cost method of accounting. There was no change in the carrying value of the Company’s investments in Levelland Hockley as a result of the change to the cost method of accounting.

Note 12. Income Taxes

          The effective tax rate on consolidated pre-tax income from continuing operations was 28.8% for the three months ended April 30, 2012, and 34.7% for the three months ended April 30, 2011. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit.

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

Unrecognized tax benefits, February 1, 2012	$2,484
Changes for prior years’ tax positions	15
Changes for current year tax positions	—

Unrecognized tax benefits, April 30, 2012	$2,499

Note 13. Discontinued Operations

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

	Three Months Ended April 30,
	2012	2011

Net sales and revenue	$590	$1,341
Cost of sales	78	258
Income before income taxes	304	637
Provision for income taxes	(121)	(247)

Income from discontinued operations, net of tax	$183	$390

(Loss) gain on disposal	$(16)	$204
Benefit (provision) for income taxes	6	(79)

(Loss) gain on disposal of discontinued operations, net of tax	$(10)	$125

Note 14. Commitments and Contingencies

          The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

          One Earth and NuGen have combined forward purchase contracts for 9.8 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through July 2012.

          One Earth and NuGen have combined sales commitments for 28.3 million gallons of ethanol, 37,000 tons of distillers grains and 1.5 million pounds of corn oil. They expect to deliver the ethanol, distillers grains and corn oil through July 2012.

Note 15. Segment Reporting

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

	Three Months Ended April 30,
	2012	2011

Net sales and revenue:
Alternative energy	$150,664	$80,882
Real estate	349	281

Total net sales and revenues	$151,013	$81,163

Segment gross profit (loss):
Alternative energy	$5,510	$4,778
Real estate	(14)	(66)

Total gross profit	$5,496	$4,712

	Three Months Ended April 30,
	2012	2011

Segment profit (loss):
Alternative energy	$2,469	$8,409
Real estate	(75)	(121)
Corporate expense	(548)	(673)
Interest expense	(23)	(34)
Interest income	29	141

Income from continuing operations before income taxes	$1,852	$7,722

	April 30, 2012	January 31, 2012

Assets:
Alternative energy	$358,158	$367,029
Real estate	16,758	17,458
Corporate	52,303	53,562

Total assets	$427,219	$438,049

	Three Months Ended April 30,
	2012	2011

Sales of products alternative energy segment:
Ethanol	78%	82%
Distillers grains	20%	18%
Other	2%	—

Total	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%

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

          Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $26.3 million held by One Earth and NuGen will be used primarily to fund working capital needs for the subsidiaries.

Note 16. Related-Party Transactions

          During the first quarters of fiscal year 2012 and 2011, One Earth purchased approximately $56.5 million and $69.4 million, respectively, of corn from the Alliance Grain Elevator, an equity investor in One Earth.

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

          In addition, we have owned real estate remaining from our former retail store operations. The real estate consists of 21 former retail stores and one distribution center which we include in our real estate segment.

          At April 30, 2012, we had equity investments in five ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment during fiscal year 2012. The following table is a summary of ethanol gallons sold at our operating plants at April 30, 2012:

Entity	Trailing 12 Months Ethanol Gallons Sold		REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Sold

One Earth Energy, LLC	103.0	M	74%	76.2	M
NuGen Energy, LLC	114.4	M	99%	113.3	M
Patriot Holdings, LLC	116.8	M	26%	30.4	M
Big River Resources W Burlington, LLC	104.9	M	10%	10.5	M
Big River Resources Galva, LLC	106.9	M	10%	10.7	M
Big River United Energy, LLC	115.5	M	5%	5.8	M
Big River Resources Boyceville, LLC (1)	19.7	M	10%	2.0	M

Total (2)	681.2	M		248.9	M

(1)	Our current effective annual gallons sold represents four months of ownership of Big River Resources Boyceville, LLC.

(2)	The table excludes Levelland Hockley, which ceased production in January 2011.

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

Critical Accounting Policies and Estimates

          During the three months ended April 30, 2012, we did not change any of our critical accounting policies as disclosed in our 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2012. All other accounting policies used in preparing our interim fiscal year 2012 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

          All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2012” means the period February 1, 2012 to January 31, 2013.

Results of Operations

          For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months Ended April 30, 2012 and 2011

          Net sales and revenue in the quarter ended April 30, 2012 were approximately $151.0 million compared to approximately $81.2 million in the prior year’s first quarter, representing an increase of approximately $69.8 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of approximately $69.8 million as the results of

NuGen have been consolidated since November 1, 2011. Net sales and revenue from our real estate segment were approximately $0.3 million in the first quarters of fiscal years 2012 and 2011.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended April 30,
Product Category	2012	2011

Ethanol	78%	81%
Distillers grains	20%	18%
Other	2%	1%

Total	100%	100%

          Gross profit of approximately $5.5 million (3.6% of net sales and revenue) in the first quarter of fiscal year 2012 was approximately $0.8 million higher than the approximately $4.7 million of gross profit (5.8% of net sales and revenue) recorded in the first quarter of fiscal year 2011. Alternative energy segment gross profit for the first quarter of fiscal year 2012 increased by approximately $0.7 million compared to the prior year. Real estate segment gross loss for the first quarter of fiscal year 2012 was consistent with the prior year first quarter.

          Selling, general and administrative expenses for the first quarter of fiscal year 2012 were approximately $2.7 million (1.8% of net sales and revenue), an increase of approximately $0.4 million from approximately $2.3 million (2.9% of net sales and revenue) for the first quarter of fiscal year 2011. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $0.5 million.

          During the first quarters of fiscal years 2012 and 2011, we recognized income of approximately $0.4 million and $5.8 million, respectively, from our equity investments in Big River, Patriot and NuGen. Big River has a plant with an annual nameplate capacity of 92 million gallons which has been in operation since 2004. Big River opened an additional plant with an annual nameplate capacity of 100 million gallons during the second quarter of fiscal year 2009, acquired a 50.5% ownership interest in a plant with an annual nameplate capacity of 100 million gallons in August 2009 and acquired a 100% ownership interest in a plant with an annual nameplate capacity of 55 million gallons in December 2011. Patriot has an ethanol facility with an annual nameplate capacity of 100 million gallons which has been in operation since the second quarter of fiscal year 2008. Effective November 1, 2011, we acquired an additional 50% equity interest in NuGen, which operates an ethanol producing facility in Marion, South Dakota with an annual nameplate capacity of 100 million gallons. This acquisition increased our ownership in NuGen to 98%. As of November 1, 2011, we ceased using the equity method of accounting for NuGen and began consolidating their results prospectively. We acquired our initial 48% ownership interest in NuGen on July 1, 2010.

          Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to historical results.

          Interest income of $49,000 for the first quarter of fiscal year 2012 was $122,000 lower than the $171,000 of income for the first quarter of fiscal year 2011. The decline is primarily related to lower levels of excess cash invested during fiscal year 2012 compared to the prior year.

          Interest expense was approximately $1.3 million for the first quarter of fiscal year 2012 compared to approximately $0.7 million for the first quarter of fiscal year 2011, an increase of approximately $0.6 million. This increase were primarily attributable to the alternative energy segment as we consolidated NuGen in fiscal year 2012 which had approximately $0.6 million of interest expense in the first quarter of fiscal year 2012.

          We recognized losses of approximately $147,000 during the first quarter of fiscal year 2012 compared to gains of approximately $68,000 during the first quarter of fiscal year 2011 related to forward starting interest rate swap agreements that One Earth entered into during fiscal year 2007. In general, declining interest rates have a negative effect on our interest rate swaps and vice versa, as our swaps fixed the interest rate of variable rate debt. Should interest rates decline, we would expect to experience losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

          As a result of the foregoing, income from continuing operations before income taxes was approximately $1.9 million for the first quarter of fiscal year 2012 versus approximately $7.7 million for the first quarter of fiscal year 2011.

          Our effective tax rate was 28.8% and 34.7% for the first quarters of fiscal years 2012 and 2011, respectively. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income or loss of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit.

          As a result of the foregoing, income from continuing operations was approximately $1.3 million for the first quarter of fiscal year 2012 versus approximately $5.0 million for the first quarter of fiscal year 2011.

          During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result of these closings and certain other retail store and real estate property closings, we had income from discontinued operations, net of tax, of approximately $0.2 million in the first quarter of fiscal year 2012 compared to approximately $0.4 million in the first quarter of fiscal year 2011. One property classified as discontinued operations was sold during the first quarter of fiscal year 2012, resulting in a loss, net of taxes, of $10,000 compared to a gain of $125,000 during the first quarter of fiscal year 2011.

          Income related to noncontrolling interests was approximately $0.6 million and approximately $0.9 million during the first quarters of fiscal years 2012 and 2011, respectively,

and represents the owners’ (other than us) share of the income or loss of NuGen (fiscal year 2012) and One Earth (fiscal years 2012 and 2011).

          As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2012 was approximately $0.9 million, a decrease of $3.8 million from approximately $4.7 million for the first quarter of fiscal year 2011.

Business Segment Results

          We have two segments: alternative energy and real estate. The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 15, our chief operating decision maker (as defined by ASC 280, “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit includes gains and losses on derivative financial instruments. Segment profit excludes income taxes, indirect interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with GAAP. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

          Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions.

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended April 30,
	2012	2011

Net sales and revenue:
Alternative energy	$150,664	$80,882
Real estate	349	281

Total net sales and revenues	$151,013	$81,163

Segment gross profit (loss):
Alternative energy	$5,510	$4,778
Real estate	(14)	(66)

Total gross profit	$5,496	$4,712

Segment profit (loss):
Alternative energy	$2,469	$8,409
Real estate	(75)	(121)
Corporate expense	(548)	(673)
Interest expense	(23)	(34)
Investment income	29	141

Income from continuing operations before income taxes	$1,852	$7,722

Alternative Energy

          The alternative energy segment includes the consolidated financial results of NuGen (fiscal year 2012) and One Earth (fiscal years 2012 and 2011), our equity method and cost method investments in ethanol facilities, the income related to those investments and certain administrative expenses. One Earth became fully operational during the third quarter of fiscal year 2009. Effective November 1, 2011, we obtained a controlling financial interest in NuGen. Thus, we began consolidating the results of NuGen prospectively as of the acquisition date. Prior to November 1, 2011, we used the equity method of accounting to account for the results of NuGen. The following table summarizes sales by product group (amounts in thousands):

	Three Months Ended April 30,
	2012	2011

Ethanol	$117,315	$66,058
Distillers grains	30,079	14,528
Corn oil	2,865	—
Other	405	296

Total	$150,664	$80,882

The following table summarizes certain operating data:

	Three Months Ended April 30,
	2012	2011

Average selling price per gallon of ethanol	$2.14	$2.35
Average selling price per ton of dried distillers grains	$197.82	$183.22
Average cost per bushel of grain	$6.42	$6.56
Average cost of natural gas (per mmbtu)	$4.10	$4.37

Segment Results – First Quarter Fiscal Year 2012 Compared to First Quarter Fiscal Year 2011

          Net sales and revenue increased $69.8 million to approximately $150.7 million, primarily a result of consolidating NuGen in fiscal year 2012. We accounted for the results of NuGen using the equity method of accounting until the fourth quarter of fiscal year 2011, at which time, we obtained a controlling financial interest in NuGen, and thus, began consolidating the results of NuGen. Ethanol sales increased from approximately $66.1 million in the first quarter of fiscal year 2011 to approximately $117.3 million in the first quarter of fiscal year 2012. The average selling price per gallon of ethanol decreased from $2.35 in the first quarter of fiscal year 2011 to $2.14 in the first quarter of fiscal year 2012. Our ethanol sales were based upon approximately 54.8 million gallons in the first quarter of fiscal year 2012 compared to 28.2 million gallons in the first quarter of fiscal year 2011. The increase in gallons of ethanol sold resulted primarily from including the results of NuGen in the current year but not in the prior year before consolidation. Distillers grains sales increased from approximately $14.5 million in the first quarter of fiscal year 2011 to approximately $30.1 million in the first quarter of fiscal year 2012. The average selling price per ton of dried distillers grains increased from $183.22 in the first quarter of fiscal year 2011 to $197.82 in the first quarter of fiscal year 2012. Our dried distillers grains sales were based upon approximately 130,000 tons in the first quarter of fiscal year 2012 compared to approximately 81,000 tons in the first quarter of fiscal year 2011. The increase in tons of dried distillers grains sold resulted primarily from including the results of NuGen in the current year but not in the prior year before consolidation. Corn oil sales were approximately $2.9 million in the first quarter of fiscal year 2012. The first quarter of fiscal year 2012 was the first period that our plants produced and sold corn oil. The average selling price per pound of corn oil was $0.42. Our corn oil sales were based upon approximately 6,846,000 pounds. We expect that net sales and revenue in future periods will be based upon production of 200 million to 230 million gallons of ethanol, 580,000 to 620,000 tons of dried distillers gains and 35 million to 45 million pounds of corn oil per year. This expectation assumes that One Earth and NuGen will operate at or near nameplate capacity, which is dependent upon the crush spread realized and operational factors.

          Gross profit from these sales was approximately $5.5 million during the first quarter of fiscal year 2012 compared to approximately $4.8 million during the first quarter of fiscal year 2011. The crush spread for the first quarter of fiscal year 2012 was approximately ($0.15) per gallon of ethanol sold compared to the first quarter of fiscal year 2011 which was approximately $0.01 per gallon of ethanol sold. This trend was partially offset by the sales of distillers grains and corn oil in the first quarter of fiscal year 2012. In addition, gross profit increased, in part as a result of including the results of NuGen in the current year but not in the prior year before consolidation. Grain accounted for approximately 86.5% ($125.5 million) of our cost of sales during the first quarter of fiscal year 2012 compared to approximately 86.7% ($66.0 million) during the first quarter of fiscal year 2011. Natural gas accounted for approximately 4.1% ($5.9 million) of our cost of sales during the first quarter of fiscal year 2012 compared to approximately 4.8% ($3.6 million) during the first quarter of fiscal year 2011. Given the inherent volatility in ethanol, distillers grains, corn oil and grain prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, corn oil and grain prices in future periods will be favorable or consistent compared to historical periods.

          We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Approximately 0.3% of our forecasted ethanol and 6% of our forecasted distillers grains production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol and distillers grains from the current pricing would result in a decrease in revenues in fiscal year 2012 of approximately $55.1 million. Similarly, approximately 2% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from current pricing would result in an increase in cost of goods sold in fiscal year 2012 of approximately $45.2 million.

          Selling, general and administrative expenses were approximately $2.1 million in the first quarter of fiscal year 2012, a $0.5 million increase from approximately $1.6 million in the first quarter of fiscal year 2011. The increase is primarily a result of including the results of NuGen in the current year. NuGen incurred approximately $1.3 million of expenses in the first quarter of fiscal year 2012. This increase was partially offset by a decrease of approximately $0.4 million in the first quarter of fiscal year 2012 related to incentive compensation which was lower in connection with lower segment profit. We expect selling, general and administrative expenses to remain consistent with the first quarter of fiscal year 2012 results in future periods.

          Interest expense increased approximately $0.6 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011 to approximately $1.3 million. This increase is primarily a result of consolidating NuGen beginning November 1, 2011 versus using the equity method of accounting for NuGen prior to November 1, 2011. Based on current interest rates, we expect interest expense in future quarters to be consistent with the first three months of fiscal year 2012 levels based on current debt levels.

          Income from equity method investments in Big River, Patriot and NuGen decreased from approximately $5.8 million in the first quarter of fiscal year 2011 to approximately $0.4 million in the first quarter of fiscal year 2012. We recognized approximately $0.6 million of income from Big River in the first quarter of fiscal year 2012 compared to approximately $1.3 million in the first quarter of fiscal year 2011. We recognized approximately $0.1 million of loss from Patriot in the first quarter of fiscal year 2012 compared to approximately $0.9 million of income in the first quarter of fiscal year 2011. We recognized approximately $3.6 million of income from NuGen in the first quarter of fiscal year 2011. There was no income recognized pursuant to the equity method for NuGen in the current year, as we began consolidating the results of NuGen effective November 1, 2011. In general, both Big River and Patriot experienced lower crush spreads in the first quarter of fiscal year 2012 relative to the first quarter of fiscal year 2011, which is consistent with industry trends. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

          Losses on derivative financial instruments held by One Earth were approximately $0.1 million in the first quarter of fiscal year 2012 compared to gains of approximately $0.1 million in the first quarter of fiscal year 2011. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit decreased to approximately $2.5 million in the first quarter of fiscal year 2012 compared to approximately $8.4 million in the first quarter of fiscal year 2011.

Real Estate

          The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At April 30, 2012, we have lease agreements, as landlord, for six owned former retail stores (77,000 square feet leased). We have 15 owned former retail stores (194,000 square feet) that are vacant at April 30, 2012. We are marketing these vacant properties for lease or sale. In addition, one former distribution center is partially leased (221,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (246,000 square feet).

Segment Results – First Quarter Fiscal Year 2012 Compared to First Quarter Fiscal Year 2011

          Net sales and revenue of $349,000 were consistent with the prior year amount of $281,000. We expect lease revenue for the remainder of fiscal year 2012 to be consistent with the first quarter of fiscal year 2012 based upon leases currently executed.

          Gross loss in the first quarter of fiscal year 2012 was $14,000 compared to $66,000 in the first quarter of fiscal year 2011. The decrease in gross loss compared to the prior year is primarily a result of having fewer vacant properties in the current year compared to the prior year. We expect gross loss for the remainder of fiscal year 2012 to be consistent with the current year first quarter results based upon leases currently executed.

          As a result of the factors discussed above, segment loss decreased to $75,000 in the first quarter of fiscal year 2012 from $121,000 in the first quarter of fiscal year 2011.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results – First Quarter Fiscal Year 2012 Compared to First Quarter Fiscal Year 2011

          Selling, general and administrative expenses were approximately $0.5 million in the first quarter of fiscal year 2012 compared to approximately $0.7 million in the first quarter of fiscal year 2011. The decrease is primarily a result of lower professional service expense in the first quarter of fiscal year 2012. We expect selling, general and administrative expenses for the remainder of fiscal year 2012 to be consistent with the current year first quarter results.

          Interest income was $29,000 in the first quarter of fiscal year 2012 compared to $141,000 in the first quarter of fiscal year 2011. The decrease is primarily a result of lower levels of excess cash invested and lower yields earned in the current year. We expect interest income for the remainder of fiscal year 2012 to be consistent with the current year first quarter results.

          Interest expense was consistent with the prior year amount.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $5.0 million for the first quarter of fiscal year 2012, compared to approximately $9.1 million for the first quarter of fiscal year 2011. For the first quarter of fiscal year 2012, cash was provided by net income of approximately $1.5 million, adjusted for non-cash items of approximately $3.0 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were approximately $2.0 million in the first quarter of fiscal year 2012. Accounts receivable used cash of approximately $2.2 million, primarily a result of normal variations in production and sales levels. Other liabilities used cash of approximately $3.5 million, primarily a result of the payment of incentive compensation that was accrued at year end. A decrease in accounts payable used cash of approximately $1.0 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in inventory provided cash of approximately $4.7 million, which is primarily a result of normal fluctuations in inventory levels at One Earth.

          Net cash provided by operating activities was approximately $9.1 million for the first quarter of fiscal year 2011. For the first quarter of fiscal year 2011, cash was provided by net income of approximately $5.6 million, adjusted for non-cash items of approximately $2.9 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were approximately $2.3 million in the first quarter of fiscal year 2011. In addition, refundable income taxes provided cash of approximately $8.5 million, primarily a result of federal tax refunds received. Accounts receivable and inventory used cash of approximately $0.8 million and approximately $4.9 million, respectively, a result of higher commodity prices and normal variations in production and sales levels. An increase in accounts payable provided cash of approximately $1.1 million which is a result of higher commodity prices and the timing of vendor payments and inventory receipts.

          At April 30, 2012, working capital was approximately $91.3 million compared to approximately $89.8 million at January 31, 2012. This increase is primarily a result of operating cash flows. The ratio of current assets to current liabilities was 4.1 to 1 at April 30, 2012 and 3.4 to 1 at January 31, 2012.

          Cash of approximately $0.8 million was used in investing activities for the first quarter of fiscal year 2012, compared to approximately $0.1 million of cash used during the first quarter of fiscal year 2011. During the first quarter of fiscal year 2012, we had capital expenditures of approximately $1.7 million, primarily related to improvements at the One Earth ethanol plant. One Earth and NuGen expect to spend a combined range of approximately $2.0 million to $2.5 million during the remainder of fiscal year 2012 on various projects at their plants. We received approximately $0.5 million as proceeds from the sale of one real estate property during the first quarter of fiscal year 2012. We also received approximately $0.4 million as we were able to reduce the amount of our restricted investments on deposit with the state of Florida to secure our extended service plan obligations.

          Cash of approximately $0.1 million was used in investing activities for the first quarter of fiscal year 2011. During the first quarter of fiscal year 2011, we had capital expenditures of approximately $0.6 million, primarily related to improvements at the One Earth ethanol plant. We received approximately $0.4 million as proceeds from the sale of one real estate property.

          Cash used in financing activities totaled approximately $7.1 million for the first quarter of fiscal year 2012 compared to approximately $3.1 million for the first quarter of fiscal year 2011. Cash was used by debt payments of approximately $6.8 million, primarily on One Earth’s and NuGen’s term loans. We used cash of approximately $0.5 million to purchase shares from and pay dividends to noncontrolling members of NuGen. We do not expect such payments to noncontrolling members of NuGen to increase significantly in fiscal year 2012. Stock option activity generated cash of approximately $0.3 million.

          Cash used in financing activities totaled approximately $3.1 million for the first quarter of fiscal year 2011. Cash was used by debt payments of approximately $2.8 million, primarily on One Earth’s term loans. Stock option activity generated cash of approximately $0.3 million. We used approximately $0.5 million to repurchase our common stock during the first quarter of fiscal year 2011.

          We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.

          We plan to seek and evaluate various investment opportunities. We can make no assurances that we will be successful in our efforts to find such opportunities.

Forward-Looking Statements

          This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, corn oil, gasoline, natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

          We are exposed to market risk from changes in interest rates. Interest rate risk related to interest income is immaterial. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $115.9 million outstanding in debt as of April 30, 2012, that is variable-rate. Of this amount, $57.9 million is fixed by an interest rate swap. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 280 to 325 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $479,000 over the term of the debt. However, this change would be greater should LIBOR rates exceed 0.75%, as the floor interest rate of NuGen’s debt is the greater of 4% or LIBOR plus 325 basis points.

          One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the First National Bank of Omaha during fiscal year 2007. The swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%. The swap settlements commenced on July 31, 2009; and terminate on July 8, 2014. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at quarter end would change the fair value of the interest rate swap by approximately $0.4 million.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At April 30, 2012, One Earth and NuGen combined have purchase commitments for approximately 9.8 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through October 2012. One Earth and NuGen have combined sales commitments for approximately 28.3 million gallons of ethanol, 37,000 tons of distillers grains and 1.5 million pounds of corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and corn oil through July 2012. Less than 1% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $43.2 million for the remaining forecasted ethanol sales. Approximately 6% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $11.9 million for the remaining forecasted distillers grains sales. Approximately 4% of our forecasted corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.7 million for the remaining forecasted corn oil sales. Similarly, approximately 2% of our estimated corn usage for the next 12 month was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn for current pricing would result in an increase in annual cost of goods sold of approximately $45.2 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

          During the quarter ended April 30, 2012, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

          REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first quarter of fiscal year 2012, NuGen paid dividends to noncontrolling interests unit holders of $80,473.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

February 1-29, 2012	—	$—	—	162,455
March 1-31, 2012	29,615	32.80	—	162,455
April 1-30, 2012	3,320	30.11	—	162,455

Total	32,935	$32.53	—	162,455

(1)

A total of 32,935 shares of common stock were purchased by us other than through a publicly announced plan or program. These shares were acquired on March 16, 2012 and April 12, 2012 in payment of the exercise price of stock options exercised by Zafar Rizvi, our President and Chief Operating Officer and Edward Kress, our Secretary and a board member. These shares were acquired pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price averaged $32.53 per share during the quarter ended April 30, 2012.

(2)

On October 20, 2011, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At April 30, 2012, a total of 162,455 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

          None

Item 4. Mine Safety Disclosures

          None

Item 5. Other Information

          None

Item 6. Exhibits.

          The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board
	(Chief Executive Officer)	June 6, 2012
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
	(Chief Financial Officer)	June 6, 2012
(Douglas L. Bruggeman)