Form 10-Q
period 2012-10-31
REX AMERICAN RESOURCES Corp
filed 2012-12-06
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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
Yes ☐ No ☒

At the close of business on December 5, 2012 the registrant had 8,157,254 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	October 31, 2012	January 31, 2012

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$68,105	$75,013
Accounts receivable	17,765	12,784
Inventories	28,304	30,349
Refundable income taxes	895	1,816
Prepaid expenses and other	4,335	3,987
Deferred taxes, net	2,530	3,090

Total current assets	121,934	127,039
Property and equipment, net	227,811	240,084
Other assets	6,793	7,884
Equity method investments	61,072	61,679
Restricted investments and deposits	503	1,363

Total assets	$418,113	$438,049

Liabilities and equity:
Current liabilities:
Current portion of long-term debt, alternative energy	$12,567	$14,972
Current portion of long-term debt, other	267	250
Accounts payable, trade	10,108	6,985
Deferred income	950	1,864
Accrued real estate taxes	1,310	2,750
Accrued payroll and related items	740	2,882
Derivative financial instruments	1,843	1,694
Other current liabilities	5,029	5,844

Total current liabilities	32,814	37,241

Long-term liabilities:
Long-term debt, alternative energy	95,117	107,706
Long-term debt, other	619	821
Deferred taxes	5,201	4,642
Deferred income	250	552
Derivative financial instruments	1,383	2,541
Other long-term liabilities	2,530	2,703

Total long-term liabilities	105,100	118,965

Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	143,667	142,994
Retained earnings	326,471	324,323
Treasury stock	(219,011)	(215,105)

Total REX shareholders’ equity	251,426	252,511
Noncontrolling interests	28,773	29,332

Total equity	280,199	281,843

Total liabilities and equity	$418,113	$438,049

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
Unaudited

	Three Months Ended October 31,		Nine Months Ended October 31,

	2012	2011	2012	2011

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$178,950	$84,524	$483,122	$239,483
Cost of sales	175,303	75,506	467,015	225,960

Gross profit	3,647	9,018	16,107	13,523
Selling, general and administrative expenses	(2,995)	(2,344)	(9,190)	(6,616)
Equity in income of unconsolidated affiliates	1,542	6,284	1,503	15,827
Income from synthetic fuel investments	—	—	—	2,883
Interest income	42	92	132	364
Interest expense	(1,206)	(620)	(3,733)	(1,923)
Losses on derivative financial instruments, net	(140)	(501)	(366)	(1,190)

Income from continuing operations before income taxes	890	11,929	4,453	22,868
Provision for income taxes	(134)	(4,055)	(1,220)	(8,233)

Income from continuing operations	756	7,874	3,233	14,635
Income from discontinued operations, net of tax	107	186	361	856
Gain on disposal of discontinued operations, net of tax	30	267	80	425

Net income	893	8,327	3,674	15,916
Net income attributable to noncontrolling interests	(484)	(1,845)	(1,526)	(2,435)

Net income attributable to REX common shareholders	$409	$6,482	$2,148	$13,481

Weighted average shares outstanding – basic	8,226	9,205	8,311	9,385

Basic income per share from continuing operations attributable to REX common shareholders	$0.03	$0.65	$0.21	$1.30
Basic income per share from discontinued operations attributable to REX common shareholders	0.01	0.02	0.04	0.09
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.01	0.03	0.01	0.05

Basic net income per share attributable to REX common shareholders	$0.05	$0.70	$0.26	$1.44

Weighted average shares outstanding – diluted	8,258	9,239	8,361	9,453

Diluted income per share from continuing operations attributable to REX common shareholders	$0.03	$0.65	$0.21	$1.29
Diluted income per share from discontinued operations attributable to REX common shareholders	0.01	0.02	0.04	0.09
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.01	0.03	0.01	0.05

Diluted net income per share attributable to REX common shareholders	$0.05	$0.70	$0.26	$1.43

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$272	$6,029	$1,707	$12,200
Income from discontinued operations, net of tax	137	453	441	1,281

Net income	$409	$6,482	$2,148	$13,481

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Equity
Unaudited
(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2012	29,853	$299	21,523	$(215,105)	$142,994	$324,323	$29,332	$281,843

Net income						2,148	1,526	3,674

Treasury stock acquired			246	(4,905)				(4,905)

Noncontrolling interests distribution and other							(2,085)	(2,085)

Stock options and related tax effects	—	—	(99)	999	673	—	—	1,672

Balance at October 31, 2012	29,853	$299	21,670	$(219,011)	$143,667	$326,471	$28,773	$280,199

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance at January 31, 2011	29,853	$299	20,461	$(193,713)	$142,293	$296,053	$25,032	$269,964

Net income						13,481	2,435	15,916

Treasury stock acquired			1,451	(24,410)				(24,410)

Noncontrolling interests distribution and other							(1,988)	(1,988)

Stock options and related tax effects	—	—	(436)	4,066	86	—	—	4,152

Balance at October 31, 2011	29,853	$299	21,476	$(214,057)	$142,379	$309,534	$25,479	$263,634

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Nine Months Ended October 31,

	2012	2011

	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$3,674	$15,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,430	8,206
Impairment charges	279	1,164
Income from equity method investments	(1,503)	(15,827)
Income from synthetic fuel investments	—	(2,883)
Loss (gain) on disposal of real estate and property and equipment	424	(634)
Dividends received from equity method investees	2,005	2,316
Deferred income	(1,429)	(3,273)
Derivative financial instruments	(1,009)	(738)
Deferred income tax	1,111	8,177
Changes in assets and liabilities:
Accounts receivable	(4,981)	2,318
Inventories	2,045	(2,266)
Other assets	1,513	9,486
Accounts payable, trade	3,030	(1,475)
Other liabilities	(4,357)	2,031

Net cash provided by operating activities	13,232	22,518

Cash flows from investing activities:
Capital expenditures	(2,533)	(720)
Proceeds from sale of synthetic fuel investment	—	2,883
Restricted investments	860	—
Proceeds from sale of real estate and property and equipment	2,272	3,436

Net cash provided by investing activities	599	5,599

Cash flows from financing activities:
Payments of long-term debt	(15,179)	(8,160)
Repayments of contingent consideration	—	(1,313)
Stock options exercised	358	317
Noncontrolling interests distribution and other	(2,085)	(1,988)
Treasury stock acquired	(3,833)	(21,224)

Net cash used in financing activities	(20,739)	(32,368)

Net decrease in cash and cash equivalents	(6,908)	(4,251)
Cash and cash equivalents, beginning of period	75,013	91,019

Cash and cash equivalents, end of period	$68,105	$86,768

Non cash financing activities - Cashless exercise of stock options	$1,072	$3,186

Non cash investing activities - Accrued capital expenditures	$93	$164

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2012

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

Note 2. Accounting Policies

          The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2011 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Interest Cost

          No interest was capitalized for the nine months ended October 31, 2012 and 2011. Cash paid for interest for the three months ended October 31, 2012 and 2011 was approximately $1,044,000 and $645,000, respectively. Cash paid for interest for the nine months ended October 31, 2012 and 2011 was approximately $3,779,000 and $1,998,000, respectively.

Financial Instruments

          The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $1,375,000 and $1,928,000 for the nine months ended October 31, 2012 and 2011, respectively.

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

Income Taxes

          The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $51,000 during the nine months ended October 31, 2012. The Company paid no income taxes during the nine months ended October 31, 2011. The Company received refunds of $1,000,000 and $7,247,000 during the nine months ended October 31, 2012 and 2011, respectively.

          As of October 31, 2012, total unrecognized tax benefits were approximately $2,157,000 and accrued penalties and interest were $374,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $82,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

          Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The write-down of inventory was approximately $469,000 and $153,000 at October 31, 2012 and January 31, 2012, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory at October 31, 2012 and January 31, 2012 are as follows (amounts in thousands):

	October 31, 2012	January 31, 2012

Ethanol and other finished goods	$7,268	$5,318
Work in process	4,576	3,819
Grain and other raw materials	16,460	21,212

Total	$28,304	$30,349

Property and Equipment

          Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

          In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Impairment charges were insignificant in the three months ended October 31, 2012 and 2011, respectively and were approximately $0.3 million and $1.2 million in the first nine months of fiscal years 2012 and 2011, respectively. These charges relate to the Company’s real estate segment and discontinued operations. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for asset groups in the real estate reportable segment) or a change in the spread between ethanol and grain prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for asset groups in the alternative energy reportable segment).

          The Company tests for recoverability of an asset group by comparing its carrying amount to its estimated undiscounted future cash flows. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by which the asset group’s carrying amount exceeds its fair value, if any. The Company generally determines the fair value of the asset group using a discounted cash flow model based on market participant assumptions (for income producing asset groups) or by obtaining appraisals based on the market approach and comparable market transactions (for non-income producing asset groups).

          In the real estate reportable segment, each individual real estate property represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As such, the Company separately tests individual real estate properties for recoverability. The real estate reportable segment includes both income producing and non-income producing asset groups.

          In the alternative energy reportable segment, each individual ethanol plant represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities. As such, the Company separately tests individual ethanol plants for recoverability. In addition to the general events and changes in circumstances noted above that indicate that an asset group may not be recoverable, the Company also considers the following events as indicators: the decision to suspend operations at a plant for at least a six month period, or an expected or actual failure to maintain compliance with debt covenants at our ethanol plants. The alternative energy reportable segment includes only income producing asset groups.

Investments and Deposits

          Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at October 31, 2012 and January 31, 2012 are required by two states to cover possible future claims under extended service policies over the remaining lives of the service policy contracts. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as available for sale.

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

Accounting Changes and Recently Issued Accounting Standards

          Effective February 1, 2012, the Company was required to adopt the third phase of amended guidance in ASC 820 “Fair Value Measurements and Disclosures”. The amendment established common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and those prepared in conformity with International Financial Reporting Standards. The amended guidance clarified the application of existing requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The adoption of this amended guidance did expand disclosure related to fair value but, otherwise, did not impact the Company’s consolidated condensed financial statements.

          Effective February 1, 2012, the Company was required to adopt the amended guidance in ASC 220 “Comprehensive Income”. This amendment increased the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and rather requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. The adoption of this amended guidance did not impact the Company’s consolidated condensed financial statements.

Note 3. Leases

          At October 31, 2012, the Company has lease agreements, as landlord, for all or portions of six owned former retail stores and one owned former distribution center. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2013	$382
2014	1,468
2015	1,070
2016	511
2017	443
Thereafter	1,430

Total	$5,304

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

          Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2012 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	300	—	—	300
Investment in cooperative (1)	—	—	219	219

Total assets	$302	$—	$219	$521

Interest rate swap derivative liabilities	$—	$3,226	$—	$3,226

          Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2012 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	620	—	—	620
Investment in cooperative (1)	—	—	219	219

Total assets	$622	$—	$219	$841

Interest rate swap derivative liabilities	$—	$4,235	$—	$4,235

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

Balance, January 31, 2012	$219
Current period activity	—

Balance, October 31, 2012	$219

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

          Assets measured at fair value on a non-recurring basis for the first nine months of fiscal year 2012 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)

Property and equipment, net	$—	$—	$1,364	$307

          Assets measured at fair value on a non-recurring basis over various dates through January 31, 2012 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)

Property and equipment, net	$—	$—	$8,803	$1,227

          (1) Total losses include impairment charges and loss on disposal.

          The fair value of the Company’s debt is approximately $108.6 million and $123.7 million at October 31, 2012 and January 31, 2012, respectively. The fair value was estimated with Level 2 inputs using a discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements with companies that have a similar credit risk.

Note 5. Property and Equipment

          The components of property and equipment at October 31, 2012 and January 31, 2012 are as follows (amounts in thousands):

	October 31, 2012	January 31, 2012

Land and improvements	$24,253	$25,094
Buildings and improvements	38,752	40,710
Machinery, equipment and fixtures	221,504	212,797
Leasehold improvements	—	366
Construction in progress	104	7,194

	284,613	286,161
Less: accumulated depreciation	(56,802)	(46,077)

	$227,811	$240,084

Note 6. Other Assets

          The components of other assets at October 31, 2012 and January 31, 2012 are as follows (amounts in thousands):

	October 31, 2012	January 31, 2012

Deferred financing costs, net	$903	$1,306
Prepaid commissions	262	729
Deposits	2,514	2,564
Real estate taxes refundable	1,969	1,969
Other	1,145	1,316

Total	$6,793	$7,884

Note 7. Long Term Debt and Interest Rate Swaps

One Earth Energy Subsidiary Level Debt

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 annually renewable revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (“the Bank”). The construction loan was converted into a term loan on July 31, 2009. The term loan bears interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.3% -3.5% at October 31, 2012). Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year.

          Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of October 31, 2012, approximately $58.2 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements. One Earth was in compliance with these covenants, as applicable, at October 31, 2012. One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted net assets related to One Earth was approximately $78.2 million and $70.2 million at October 31, 2012 and January 31, 2012, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

          As of the end of its third quarter, One Earth has no outstanding borrowings on the $10,000,000 revolving loan, which expires on May 29, 2013, nor any outstanding letters of credit.

          One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the Bank. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At October 31, 2012 and January 31, 2012, the Company recorded a liability of approximately $3.2 million and $4.2 million, respectively, related to the fair value of the remaining swap. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

NuGen Energy Subsidiary Level Debt

          In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 annually renewable revolving loan with First National Bank of Omaha (“the Bank”). The term loan bears interest at variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at October 31, 2012). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 40% of annual excess cash flows are also due. Such payments cannot exceed $5 million in a year.

          Borrowings are secured by all of the assets of NuGen. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. As of October 31, 2012, approximately $49.5 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements (beginning with the quarter and fiscal year ending January 31, 2013) and working capital requirements. NuGen was in compliance with these covenants, as applicable, at

October 31, 2012. NuGen has paid approximately $0.6 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

          The Company’s proportionate share of restricted net assets related to NuGen was approximately $53.3 million and approximately $50.4 million at October 31, 2012 and January 31, 2012, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with the Bank.

          NuGen has no outstanding borrowings on the $10,000,000 revolving loan as of October 31, 2012 which expires on May 31, 2013.

Note 8. Financial Instruments

          The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. The notional amounts and fair values of derivatives, all of which are not designated as cash flow hedges at October 31, 2012 are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$38,841	$3,226

          As the interest rate swaps are not designated as cash flow hedges, the unrealized gain and loss on the derivatives is reported in current earnings. The Company reported losses of $140,000 and $501,000 in the third quarter of fiscal years 2012 and 2011, respectively. The Company reported losses of $366,000 and $1,190,000 in the first nine months of fiscal years 2012 and 2011, respectively.

Note 9. Stock Option Plans

          The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options have been granted since fiscal year 2004.

          The total intrinsic value of options exercised during the nine months ended October 31, 2012 and 2011 was approximately $1.8 million and $3.1 million, respectively, resulting in tax deductions to realize benefits of approximately $0.3 million and $0.6 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 31, 2012	268,723	$13.15
Exercised	(99,968)	$14.30

Outstanding and exercisable at October 31, 2012	168,755	$12.46	1.3	$869

          During the first nine months of fiscal year 2012, certain officers and directors of the Company tendered 32,935 shares of the Company’s common stock as payment of the exercise price of stock options exercised pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $32.53 per share.

          At October 31, 2012, there was no unrecognized compensation cost related to nonvested stock options.

Note 10. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

          The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended October 31, 2012			Three Months Ended October 31, 2011

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$272	8,226	$0.03	$6,029	9,205	$0.65

Effect of stock options	—	32		—	34

Diluted income per share from continuing operations attributable to REX common shareholders	$272	8,258	$0.03	$6,029	9,239	$0.65

	Nine Months Ended October 31, 2012			Nine Months Ended October 31, 2011

	Income	Shares	Per Share	Income	Shares	Per Share

Basic income per share from continuing operations attributable to REX common shareholders	$1,707	8,311	$0.21	$12,200	9,385	$1.30

Effect of stock options	—	50		—	68

Diluted income per share from continuing operations attributable to REX common shareholders	$1,707	8,361	$0.21	$12,200	9,453	$1.29

          For the three and nine months ended October 31, 2012 and 2011, there were no shares subject to outstanding options that were not included in the common equivalent shares outstanding calculation as the effect from these shares was antidilutive.

Note 11. Investments and Restricted Deposits

          The Company has approximately $203,000 and $743,000 at October 31, 2012 and January 31, 2012, respectively, on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes.

          In addition to the deposit with the Florida Department of Financial Services, the Company has $300,000 at October 31, 2012 and $620,000 at January 31, 2012 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes.

          The following table summarizes equity method investments at October 31, 2012 and January 31, 2012 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount October 31, 2012	Carrying Amount January 31, 2012

Big River	10%	$32,530	$34,370
Patriot	27%	28,542	27,309

Total Equity Method Investments		$61,072	$61,679

          The following table summarizes (loss) or income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Big River	$(496)	$1,552	$165	$4,406
Patriot	2,038	1,985	1,338	3,358
NuGen	—	2,747	—	8,063

Total	$1,542	$6,284	$1,503	$15,827

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

          Undistributed earnings of Big River and Patriot totaled approximately $22.3 million and $22.8 million at October 31, 2012 and January 31, 2012, respectively. During the first nine months of fiscal years 2012 and 2011, the Company received dividends from equity method investees of approximately $2.0 million and $2.3 million, respectively.

          Summarized financial information for each of the Company’s equity method investees except for NuGen is presented in the following table for the three and nine months ended

September 30, 2012 and 2011. The summarized financial information for NuGen is presented for the three and nine months ended October 31, 2011 (amounts in thousands):

Three Months Ended September 30, 2012	Big River	Patriot

Net sales and revenue	$306,808	$100,231
Gross (loss) profit	$(14,116)	$8,897
(Loss) income from continuing operations	$(5,109)	$7,678
Net (loss) income	$(5,109)	$7,678

Three Months Ended September 30, 2011 or October 31, 2011	Big River	Patriot	NuGen

Net sales and revenue	$314,200	$94,580	$87,620
Gross profit	$32,849	$10,241	$7,433
Income from continuing operations	$15,959	$8,513	$5,831
Net income	$15,959	$8,513	$5,831

Nine Months Ended September 30, 2012	Big River	Patriot

Net sales and revenue	$856,659	$271,620
Gross profit	$8,399	$10,105
Income from continuing operations	$1,677	$5,032
Net income	$1,677	$5,032

Nine Months Ended September 30, 2011 or October 31, 2011	Big River	Patriot	NuGen

Net sales and revenue	$845,926	$284,546	$255,671
Gross profit	$64,349	$19,775	$22,425
Income from continuing operations	$45,319	$14,401	$16,822
Net income	$45,319	$14,401	$16,822

          Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at October 31, 2012 and January 31, 2012 are approximately $369.9 million and $326.2 million, respectively. The Company’s proportionate share of restricted net assets of Patriot and Big River combined at October 31, 2012 and January 31, 2012 are approximately $54.0 million and $44.2 million, respectively.

          The Company previously held an ownership interest in Levelland Hockley County Ethanol, LLC (“Levelland Hockley”) which owned an ethanol plant in Levelland, Texas. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. In connection with the bankruptcy proceedings, the plant was sold on May 14, 2012 and on August 1, 2012, the bankruptcy case was converted to a Chapter 7 proceeding. As a result, we have no remaining ownership or financial interest in Levelland Hockley and will classify the results of Levelland Hockley as discontinued operations. No periods presented in the Consolidated Condensed Financial Statements were affected by this classification. However, future periodic reports filed with the Securities and Exchange Commission will be affected as years prior to fiscal year 2011 are required to be included in such filings.

Note 12. Income Taxes

          The effective tax rate on consolidated pre-tax income from continuing operations was 15.1% for the three months ended October 31, 2012, and 34.0% for the three months ended October 31, 2011. The effective tax rate on consolidated pre-tax income from continuing operations was 27.4% for the nine months ended October 31, 2012, and 36.0% for the nine months ended October 31, 2011. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit.

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

Unrecognized tax benefits, January 31, 2012	$2,484
Changes for prior years’ tax positions	47
Changes for current year tax positions	—

Unrecognized tax benefits, October 31, 2012	$2,531

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

	(In Thousands)
Net sales and revenue	$434	$921	$1,549	$3,411
Cost of sales	52	194	361	741

Income before income taxes	179	298	601	1,401
Provision for income taxes	(72)	(112)	(240)	(545)

Income from discontinued operations, net of tax	$107	$186	$361	$856

Gain on disposal	$50	$429	$133	$695
Provision for income taxes	(20)	(162)	(53)	(270)

Gain on disposal of discontinued operations, net of tax	$30	$267	$80	$425

Note 14. Commitments and Contingencies

          The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

          One Earth and NuGen have combined forward purchase contracts for approximately 18.9 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through March 2013.

          One Earth and NuGen have combined sales commitments for approximately 45.1 million gallons of ethanol, approximately 49,000 tons of distillers grains and approximately 4.7 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through March 2013.

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

Segment profit includes realized and unrealized gains on derivative financial instruments. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Net sales and revenue:
Alternative energy	$178,495	$84,144	$481,938	$238,557
Real estate	455	380	1,184	926

Total net sales and revenues	$178,950	$84,524	$483,122	$239,483

Segment gross profit (loss):
Alternative energy	$3,686	$8,965	$16,224	$14,694
Real estate	(39)	53	(117)	(1,171)

Total gross profit	$3,647	$9,018	$16,107	$13,523

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Segment profit (loss):
Alternative energy	$1,586	$12,394	$6,478	$22,827
Real estate	(91)	7	(277)	(1,306)
Corporate expense	(603)	(521)	(1,751)	(1,738)
Interest expense	(21)	(25)	(65)	(87)
Income from synthetic fuel partnerships	—	—	—	2,883
Interest income	19	74	68	289

Income from continuing operations before income taxes and noncontrolling interests	$890	$11,929	$4,453	$22,868

	October 31, 2012	January 31, 2012

Assets:
Alternative energy	$351,406	$367,029
Real estate	13,945	17,458
Corporate	52,762	53,562

Total assets	$418,113	$438,049

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Sales of products alternative energy segment:
Ethanol	74%	83%	76%	82%
Distillers grains	23%	17%	21%	18%
Other	3%	—%	3%	—%

Total	100%	100%	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%	100%	100%

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

          Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $20.2 million held by One Earth and NuGen will be used primarily to fund working capital needs for the subsidiaries.

Note 16. Related-Party Transactions

          During the third quarters of fiscal year 2012 and 2011, One Earth purchased approximately $79.0 million and $63.6 million of corn from the Alliance Grain Elevator, an equity investor in One Earth. Such purchases, inclusive of procurement fees, totaled approximately $199.9 million and approximately $191.0 million for the nine months ended October 31, 2012 and 2011, respectively.

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

          We completed our exit of the retail business as of July 31, 2009. Going forward, we expect that our only retail related activities will consist of the administration of previously sold extended service plans and the payment of related claims. All activities related to extended service plans are classified as discontinued operations. In addition, we have owned real estate remaining from our former retail store operations. The real estate consists of 18 former retail stores and one distribution center which we include in our real estate segment.

          At October 31, 2012, we had equity investments in four ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment in future periods. The following table is a summary of ethanol gallons shipped at our plants at October 31, 2012:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped

One Earth Energy, LLC	109.4 M	74%	81.0 M
NuGen Energy, LLC	113.0 M	99%	111.9 M
Patriot Holdings, LLC	117.0 M	27%	31.6 M
Big River Resources W Burlington, LLC	97.8 M	10%	9.8 M
Big River Resources Galva, LLC	102.2 M	10%	10.2 M
Big River United Energy, LLC	107.6 M	5%	5.4 M
Big River Resources Boyceville, LLC (1)	47.2 M	10%	4.7 M
Total	694.2 M		254.6 M

(1)	Our current effective annual gallons sold represents ten months of ownership of Big River Resources Boyceville, LLC.

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

          We attempt to manage the risk related to the volatility of grain and ethanol prices by utilizing forward grain purchase and forward ethanol and distillers grains sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

Critical Accounting Policies and Estimates

          During the three months ended October 31, 2012, we did not change any of our critical accounting policies as disclosed in our 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2012. All other accounting policies used in preparing our interim fiscal year 2012 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

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

Comparison of Three Months and Nine Months Ended October 31, 2012 and 2011

          Net sales and revenue in the quarter ended October 31, 2012 were approximately $179.0 million compared to approximately $84.5 million in the prior year’s third quarter, representing an increase of approximately $94.5 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of approximately $94.4 million. Net sales and revenue from our real estate segment were approximately $0.5 million in the third quarter of fiscal year 2012 and approximately $0.4 million in the third quarter of fiscal year 2011.

          Net sales and revenue for the first nine months of fiscal year 2012 were approximately $483.1 million compared to approximately $239.5 million for the first nine months of fiscal year 2011. This represents an increase of approximately $243.6 million. The increase was primarily caused by higher sales in our alternative energy segment of approximately $243.4 million.

          Net sales and revenue from our real estate segment were approximately $1.2 million in the first nine months of fiscal year 2012 and approximately $0.9 million in the first nine months of fiscal year 2011.

          The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
Product Category	2012	2011	2012	2011

Ethanol	74%	82%	76%	81%
Distillers grains	23	17	21	18
Other	3	1	3	1

Total	100%	100%	100%	100%

          Gross profit for the third quarter of fiscal year 2012 was approximately $3.6 million (2.0% of net sales and revenue) which was approximately $5.4 million lower compared to approximately $9.0 million of gross profit (10.7% of net sales and revenue) for the third quarter of fiscal year 2011. Gross profit for the third quarter of fiscal year 2012 decreased by approximately $5.3 million compared to the prior year from our alternative energy segment. Gross loss for the third quarter of fiscal year 2012 was approximately $39,000 compared to gross profit of approximately $53,000 for the third quarter of fiscal year 2011 from our real estate segment.

          Gross profit for the first nine months of fiscal year 2012 was approximately $16.1 million (3.3% of net sales and revenue) which was approximately $2.6 million higher compared to approximately $13.5 million (5.6% of net sales and revenue) for the first nine months of fiscal year 2011. Gross profit for the nine months ended October 31, 2012 increased by approximately $1.5 million compared to the prior year as a result of operations in the alternative energy segment. Gross loss for the first nine months of fiscal year 2012 decreased by approximately $1.1 million compared to the prior year from our real estate segment.

          Selling, general and administrative expenses for the third quarter of fiscal year 2012 were approximately $3.0 million (1.7% of net sales and revenue), an increase of approximately $0.7 million from approximately $2.3 million (2.8% of net sales and revenue) for the third quarter of fiscal year 2011. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $0.6 million. Selling, general and administrative expenses were approximately $9.2 million (1.9% of net sales and revenue) for the first nine months of fiscal year 2012 representing an increase of approximately $2.6 million from approximately $6.6 million (2.8% of net sales and revenue) for the first nine months of fiscal year 2011. For the first nine months of fiscal year 2012, these expenses increased approximately $2.5 million compared to the prior year in the alternative energy segment.

          During the third quarter of fiscal years 2012 and 2011, we recognized income of approximately $1.5 million and $6.3 million, respectively, from our equity investments in Big River, Patriot and NuGen. During the first nine months of fiscal years 2012 and 2011, we recognized income of approximately $1.5 million and $15.8 million, respectively, from these investments. Effective November 1, 2011, we acquired an additional 50% equity interest in NuGen, which operates an ethanol producing facility in Marion, South Dakota which shipped approximately 113 million gallons of ethanol in the trailing 12 months ended October 31, 2012. As of November 1, 2011, we ceased using the equity method of accounting for NuGen and began consolidating their results prospectively. We acquired our initial 48% ownership interest in NuGen on July 1, 2010. We currently have a 99% equity interest in NuGen. Big River has an effective ownership of ethanol gallons shipped in the trailing twelve months ended October 31, 2012 of approximately 301 million gallons. Patriot has one plant which shipped approximately 117 million gallons of ethanol in the trailing 12 months ended October 31, 2012.

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

          Interest income was approximately $42,000 and $92,000 for the third quarter of fiscal years 2012 and 2011, respectively. Interest income was approximately $132,000 and $364,000 for the first nine months of fiscal years 2012 and 2011, respectively. The decline is primarily related to lower levels of excess cash invested and lower yields earned during fiscal year 2012 compared to the prior year.

          Interest expense was approximately $1.2 million for the third quarter of fiscal year 2012 compared to approximately $0.6 million for the third quarter of fiscal year 2011, an increase of approximately $0.6 million. Interest expense was approximately $3.7 million for the first nine months of fiscal year 2012 compared to approximately $1.9 million for the first nine months of fiscal year 2011, an increase of approximately $1.8 million. These increases were primarily attributable to the alternative energy segment as we consolidated NuGen in fiscal year 2012 which had approximately $0.6 million of interest expense in the third quarter of fiscal year 2012 and approximately $1.8 million of interest expense for the first nine months of fiscal year 2012.

          We recognized losses of approximately $0.1 million and $0.5 million during the third quarter of fiscal years 2012 and 2011, respectively, related to a forward interest rate swap that One Earth entered into during fiscal year 2007. We recognized losses related to the swap of approximately $0.4 million during the first nine months of fiscal year 2012 compared to approximately $1.2 million during the first nine months of fiscal year 2011. In general, declining interest rates have a negative effect on our interest rate swaps and vice versa, as our swaps fixed the interest rate of variable rate debt. Should interest rates decline, we would expect to experience losses on the interest rate swaps. We would expect to incur gains on the interest rate swaps should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to interest rate swaps.

          As a result of the foregoing, income from continuing operations before income taxes was approximately $0.9 million for the third quarter of fiscal year 2012 versus approximately $11.9 million for the third quarter of fiscal year 2011. Income from continuing operations before income taxes was approximately $4.5 million for the first nine months of fiscal year 2012 versus approximately $22.9 million for the first nine months of fiscal year 2011.

          Our effective tax rate was 15.1% and 34.0% for the third quarter of fiscal years 2012 and 2011, respectively. Our effective tax rate for the first nine months of fiscal year 2012 was 27.4% compared to 36.0% for the first nine months of fiscal year 2011. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. The noncontrolling interests in the income of One Earth and NuGen was a higher proportion of consolidated pre-tax income in fiscal year 2012 compared to fiscal year 2011.

          As a result of the foregoing, income from continuing operations was approximately $0.8 million for the third quarter of fiscal year 2012 versus approximately $7.9 million for the third quarter of fiscal year 2011. Income from continuing operations was approximately $3.2 million for the first nine months of fiscal year 2012 versus approximately $14.6 million for the first nine months of fiscal year 2011.

          During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of tax, of approximately $0.1 million in the third quarter of fiscal year 2012 compared to approximately $0.2 million in the third quarter of fiscal year 2011. We had income from discontinued operations, net of tax, of approximately $0.4 million for the first nine months of fiscal year 2012 compared to approximately $0.9 million for the first nine months of fiscal year 2011. Two properties classified as discontinued operations were sold during the third quarter of fiscal year 2012, resulting in a gain, net of taxes, of approximately $30,000 compared to approximately $267,000 during the third quarter of fiscal year 2011. Five properties classified as discontinued operations were sold during the first nine months of fiscal year 2012, resulting in a gain, net of taxes, of approximately $80,000 compared to approximately $425,000 during the first nine months of fiscal year 2011.

          Income related to noncontrolling interests was approximately $0.5 million and $1.8 million during the third quarter of fiscal years 2012 and 2011, respectively, and approximately $1.5 million and $2.4 million for the nine months ended October 31, 2012 and 2011, respectively, and represents the owners’ (other than us) share of the income of NuGen (fiscal year 2012) and One Earth (fiscal years 2012 and 2011).

          As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2012 was approximately $0.4 million, a decrease of approximately $6.1 million from approximately $6.5 million for the third quarter of fiscal year 2011. Net income attributable to REX common shareholders for the first nine months of fiscal year 2012 was approximately $2.1 million, a decrease of approximately $11.4 million from approximately $13.5 million for the first nine months of fiscal year 2011.

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

          The following table sets forth, for the periods indicated, sales and profits by segment (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Net sales and revenue:
Alternative energy	$178,495	$84,144	$481,938	$238,557
Real estate	455	380	1,184	926

Total net sales and revenues	$178,950	$84,524	$483,122	$239,483

Segment gross profit (loss):
Alternative energy	$3,686	$8,965	$16,224	$14,694
Real estate	(39)	53	(117)	(1,171)

Total gross profit	$3,647	$9,018	$16,107	$13,523

Segment profit (loss):
Alternative energy (1)	$1,586	$12,394	$6,478	$22,827
Real estate	(91)	7	(277)	(1,306)
Corporate expense	(603)	(521)	(1,751)	(1,738)
Interest expense	(21)	(25)	(65)	(87)
Income from synthetic fuel partnerships	—	—	—	2,883
Investment income	19	74	68	289

Income from continuing operations before income taxes	$890	$11,929	$4,453	$22,868

(1)	Includes income from equity method investments of $1,542,000 and $6,284,000 in the quarters ended October 31, 2012 and 2011, respectively. Includes income from equity method investments of $1,503,000 and $15,827,000 in the nine months ended October 31, 2012 and 2011, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Ethanol	$132,557	$69,460	$366,348	$194,970
Distillers grains	41,027	14,684	102,543	43,587
Other	4,911	—	13,047	—

Total	$178,495	$84,144	$481,938	$238,557

          The following table summarizes certain operating data:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Average selling price per gallon of ethanol	$2.38	$2.70	$2.21	$2.51
Average selling price per ton of dried distillers grains	$267.63	$203.13	$227.07	$193.47
Average cost per bushel of grain	$7.95	$7.05	$6.96	$6.89
Average cost of natural gas (per mmbtu)	$3.47	$4.95	$3.63	$4.66

Segment Results – Third Quarter Fiscal Year 2012 Compared to Third Quarter Fiscal Year 2011

          Net sales and revenue increased approximately $94.4 million over the third quarter of fiscal year 2011 to approximately $178.5 million in the third quarter of fiscal year 2012, primarily a result of consolidating NuGen in fiscal year 2012. We accounted for the results of NuGen using the equity method of accounting until the fourth quarter of fiscal year 2011, at which time we obtained a controlling financial interest in NuGen, and thus, began consolidating the results. Ethanol sales increased from approximately $69.5 million in the third quarter of fiscal year 2011 to approximately $132.6 million in the third quarter of fiscal year 2012. The average selling price per gallon of ethanol decreased from $2.70 in the third quarter of fiscal year 2011 to $2.38 in the third quarter of fiscal year 2012. This negative pricing impact on sales was more than offset as our ethanol sales were based upon approximately 55.8 million gallons in the third quarter of fiscal year 2012 compared to 25.6 million gallons in the third quarter of fiscal year 2011. The increase in gallons of ethanol sold resulted primarily from including the results of NuGen in the current year but not in the prior year before consolidation. Distillers grains sales increased from approximately $14.7 million in the third quarter of fiscal year 2011 to approximately $41.0 million in the third quarter of fiscal year 2012. Three positive factors impacting distillers grains sales were that the average selling price per ton of dried distillers grains increased from $203.13 in the third quarter of fiscal year 2011 to $267.63 in the third quarter of fiscal year 2012, our dried distillers grains sales were based upon approximately 124,000 tons in the third quarter of fiscal year 2012 compared to approximately 71,000 tons in the third quarter of fiscal year 2011 and that our sales of modified distillers grains increased approximately $7.7 million in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011. The increase in tons of dried distillers grains sold and the increase in modified distillers grains sold resulted primarily from including the results of NuGen in the current year but not in the prior year before consolidation. Non-food grade corn oil sales were approximately $4.5 million in the third quarter of fiscal year 2012. The first quarter of fiscal year 2012 was the first period that our plants produced and sold non-food grade corn oil. We expect that net sales and revenue in future periods will be based upon annual production of 200 million to 230 million gallons of ethanol and 580,000 to 620,000 tons of dried distillers gains. This expectation assumes that One Earth and NuGen will operate at or near nameplate capacity, which is dependent upon the crush spread realized and operational factors.

          Gross profit from these sales was approximately $3.7 million during the third quarter of fiscal year 2012 compared to approximately $9.0 million during the third quarter of fiscal year 2011. The crush spread for the third quarter of fiscal year 2012 was approximately ($0.46) per gallon of ethanol sold compared to the third quarter of fiscal year 2011 which was approximately $0.18 per gallon of ethanol sold. This trend was offset by the sales of distillers grains and non-food grade corn oil in the third quarter of fiscal year 2012. In addition, gross profit increased, in part as a result of including the results of NuGen in the current year but not in the prior year before consolidation. Grain accounted for approximately 89.1% ($155.7 million) of our cost of sales during the third quarter of fiscal year 2012 compared to approximately 84.4% ($63.7 million) during the third quarter of fiscal year 2011. Natural gas accounted for approximately 3.1% ($5.5 million) of our cost of sales during the third quarter of fiscal year 2012 compared to approximately 4.7% ($3.5 million) during the third quarter of fiscal year 2011. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be favorable or consistent compared to historical periods.

          We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Less than 1% of our forecasted ethanol, approximately 6% of our forecasted distillers grains and approximately 12% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues in fiscal year 2012 of approximately $64.8 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from current pricing would result in an increase in annual cost of goods sold in fiscal year 2012 of approximately $55.7 million.

          Selling, general and administrative expenses were approximately $2.3 million in the third quarter of fiscal year 2012, a $0.5 million increase from approximately $1.8 million in the third quarter of fiscal year 2011. The increase is primarily a result of including the results of NuGen in the current year. NuGen incurred approximately $1.3 million of expenses in the third quarter of fiscal year 2012. This increase was partially offset by a decrease in executive incentive compensation of approximately $0.6 million, a result of decreased segment profitability. We expect selling, general and administrative expenses to remain consistent with the third quarter of fiscal year 2012 results in future periods.

          Interest expense increased approximately $0.6 million in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011 to approximately $1.2 million. This increase is primarily a result of consolidating NuGen beginning November 1, 2011 versus using the equity method of accounting for NuGen prior to November 1, 2011. Based on current interest rates and debt levels, we expect interest expense in future quarters to be consistent with the third quarter of fiscal year 2012 amount.

          Income from equity method investments includes Big River, Patriot and NuGen for fiscal year 2011 and Big River and Patriot for fiscal year 2012 as we began consolidating the results of NuGen effective November 1, 2011. We recognized income from equity method investments of approximately $1.5 million in the third quarter of fiscal year 2012 compared to approximately $6.3 million in the third quarter of fiscal year 2011. We recognized approximately $0.5 million of loss from Big River in the third quarter of fiscal year 2012 compared to approximately $1.6 million of income in the third quarter of fiscal year 2011. We recognized approximately $2.0 million of income from Patriot in the third quarter of fiscal years 2012 and 2011. We recognized approximately $2.7 million of income from NuGen in the third quarter of fiscal year 2011. In general, Big River experienced lower crush spreads in the third quarter of fiscal year 2012 relative to the third quarter of fiscal year 2011, which is consistent with industry trends. Patriot experienced higher crush spreads in the third quarter of fiscal year 2012 relative to industry trends, primarily a result of discrete opportunistic grain purchases which we believe will be non-recurring in future periods. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

          Losses on derivative financial instruments held by One Earth were approximately $0.1 million in the third quarter of fiscal year 2012 compared to approximately $0.5 million in the third quarter of fiscal year 2011. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

          As a result of the factors discussed above, segment profit decreased to approximately $1.6 million in the third quarter of fiscal year 2012 compared to approximately $12.4 million in the third quarter of fiscal year 2011.

Segment Results – Nine Months Ended October 31, 2012 Compared to Nine Months Ended October 31, 2011

          Net sales and revenue increased approximately $243.4 million to approximately $481.9 million, primarily a result of consolidating NuGen in fiscal year 2012. We accounted for the results of NuGen using the equity method of accounting until the fourth quarter of fiscal year 2011, at which time we obtained a controlling financial interest in NuGen, and thus, began consolidating the results. Ethanol sales increased from approximately $195.0 million in the first nine months of fiscal year 2011 to approximately $366.3 million in the first nine months of fiscal year 2012. The average selling price per gallon of ethanol decreased from $2.51 in the first nine months of fiscal year 2011 to $2.21 in the first nine months of fiscal year 2012. This negative impact on sales was more than offset as our ethanol sales were based upon approximately 165.6 million gallons in the first nine months of fiscal year 2012 compared to 77.4 million gallons in the first nine months of fiscal year 2011. The increase in gallons of ethanol sold resulted primarily from including the results of NuGen in the current year but not in the prior year before consolidation. Distillers grains sales increased from approximately $43.6 million in the first nine months of fiscal year 2011 to approximately $102.5 million in the first nine month of fiscal year 2012. Three positive factors impacting distillers grains sales were that the average selling price per ton of dried distillers grains increased from $193.47 in the first nine months of fiscal year 2011 to $227.07 in the first nine months of fiscal year 2012, our dried distillers grains sales were based upon approximately 374,000 tons in the first nine months of fiscal year 2012 compared to approximately 220,000 tons in the first nine months of fiscal year 2011 and that our sales of modified distillers grains increased approximately $17.2 million for the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011. The increase in tons of dried distillers grains sold resulted primarily from including the results of NuGen in the current year but not in the prior year before consolidation. Non-food grade corn oil sales were approximately $11.8 million in the first nine months of fiscal year 2012. The first quarter of fiscal year 2012 was the first period that our plants produced and sold non-food grade corn oil.

          Gross profit from these sales was approximately $16.2 million during the first nine months of fiscal year 2012 compared to approximately $14.7 million during the first nine months of fiscal year 2011. The crush spread for the first nine months of fiscal year 2012 was approximately ($0.28) per gallon of ethanol sold compared to the first nine months of fiscal year 2011 which was approximately $0.05 per gallon of ethanol sold. This trend was partially offset by the sales of distillers grains and non-food grade corn oil in the first nine months of fiscal year 2012. In addition, gross profit increased, in part, as a result of including the results of NuGen in the current year but not in the prior year before consolidation. Grain accounted for approximately 87.1% ($405.4 million) of our cost of sales during the first nine months of fiscal year 2012 compared to approximately 84.9% ($189.5 million) during the first nine months of fiscal year 2011. Natural gas accounted for approximately 3.6% ($16.9 million) of our cost of sales during the first nine months of fiscal year 2012 compared to approximately 4.6% ($10.3 million) during the first nine months of fiscal year 2011.

          Selling, general and administrative expenses were approximately $7.2 million in the first nine months of fiscal year 2012, a $2.5 million increase from approximately $4.7 million in the first nine months of fiscal year 2011. The increase is primarily a result of including the results of NuGen in the current year. NuGen incurred approximately $4.2 million of expenses in the first nine months of fiscal year 2012. This increase was partially offset by a decrease in executive incentive compensation of approximately $1.1 million, a result of decreased segment profitability.

          Interest expense increased approximately $1.8 million in the first nine months of fiscal year 2012 from the first nine months of fiscal year 2011 to approximately $3.7 million. This increase is primarily a result of consolidating NuGen beginning November 1, 2011, versus using the equity method of accounting for NuGen prior to November 1, 2011.

          Income from equity method investments includes Big River, Patriot and NuGen for fiscal year 2011 and Big River and Patriot for fiscal year 2012 as we began consolidating the results of NuGen effective November 1, 2011. We recognized income from equity method investments of approximately $1.5 million in the first nine months of fiscal year 2012 compared to approximately $15.8 million in the first nine months of fiscal year 2011. We recognized approximately $0.2 million of income from Big River in the first nine months of fiscal year 2012 compared to approximately $4.4 million in the first nine months of fiscal year 2011. We recognized approximately $1.3 million of income from Patriot in the first nine months of fiscal year 2012 compared to approximately $3.4 million in the first nine months of fiscal year 2011. We recognized approximately $8.1 million of income from NuGen in the first nine months of fiscal year 2011. In general, Big River and Patriot experienced lower crush spreads in the first nine months of fiscal year 2012 relative to the first nine months of fiscal year 2011, which is consistent with industry trends.

          Losses on derivative financial instruments held by One Earth were approximately $0.4 million in the first nine months of fiscal year 2012 compared to approximately $1.2 million in the first nine months of fiscal year 2011.

          As a result of the factors discussed above, segment profit decreased to approximately $6.5 million in the first nine months of fiscal year 2012 compared to approximately $22.8 million in the first nine months of fiscal year 2011.

Real Estate

          The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

          At October 31, 2012, we have lease agreements, as landlord, for six owned former retail stores (77,000 square feet leased). We have 12 owned former retail stores (152,000 square feet) that are vacant at October 31, 2012. We are marketing these vacant properties for lease or sale. In addition, one owned former distribution center is partially leased (356,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (111,000 square feet).

Segment Results – Third Quarter Fiscal Year 2012 Compared to Third Quarter Fiscal Year 2011

          Net sales and revenue of $455,000 increased $75,000 over the prior year amount of $380,000. The increase results primarily from two additional properties and additional space in our distribution center leased during fiscal year 2012 compared to fiscal year 2011. We expect lease revenue for the remainder of fiscal year 2012 to be consistent with the third quarter of fiscal year 2012 based upon leases currently executed.

          Gross loss in the third quarter of fiscal year 2012 was $39,000 compared to gross profit of $53,000 in the third quarter of fiscal year 2011. The increase in gross loss compared to the prior year is primarily a result of impairment charges, incurred in fiscal year 2012, of approximately $136,000 related to a vacant property. We expect gross profit or loss for the remainder of fiscal year 2012 to be insignificant based upon leases currently executed.

          As a result of the factors discussed above, the segment loss was $91,000 in the third quarter of fiscal year 2012 compared to a segment profit of $7,000 in the third quarter of fiscal year 2011.

Segment Results – Nine Months Ended October 31, 2012 Compared to Nine Months Ended October 31, 2011

          Net sales and revenue of $1,184,000 increased $258,000 over the prior year amount of $926,000. The increase results primarily from three additional properties leased for the entire period in fiscal year 2012 compared to fiscal year 2011 and additional space in our distribution center leased during fiscal year 2012. We expect lease revenue for the remainder of fiscal year 2012 to be consistent with the first nine months of fiscal year 2012 based upon leases currently executed.

          Gross loss in the first nine months of fiscal year 2012 was $117,000 compared to $1,171,000 in the first nine months of fiscal year 2011. The decrease in gross loss compared to the prior year is primarily a result of impairment charges, incurred in fiscal year 2011, of approximately $1,164,000 primarily related to a former distribution center, a portion of which is used as our corporate headquarters. We expect gross profit or loss for the remainder of fiscal year 2012 to be insignificant based upon leases currently executed.

          As a result of the factors discussed above, segment loss decreased to $277,000 in the first nine months of fiscal year 2012 from $1,306,000 in the first nine months of fiscal year 2011.

Corporate and Other

          Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results –Third Quarter Fiscal Year 2012 Compared to Third Quarter Fiscal Year 2011

          Selling, general and administrative expenses were approximately $0.6 million in the third quarter of fiscal year 2012 consistent with the third quarter of fiscal year 2011. We expect selling, general and administrative expenses for the remainder of fiscal year 2012 to be consistent with the current year third quarter results.

          Interest income was $19,000 in the third quarter of fiscal year 2012 compared to $74,000 in the third quarter of fiscal year 2011. The decrease is primarily a result of lower levels of excess cash invested and lower yields earned in the current year. We expect interest income for the remainder of fiscal year 2012 to be consistent with the current year third quarter results.

          Interest expense was consistent with the prior year amount.

Corporate and Other Results – Nine Months Ended October 31, 2012 Compared to Nine Months Ended October 31, 2011

          Selling, general and administrative expenses were approximately $1.8 million in the first nine months of fiscal year 2012 consistent with the first nine months of fiscal year 2011. We expect selling, general and administrative expenses for the remainder of fiscal year 2012 to be consistent with the current year third quarter results.

          Interest income was $68,000 in the first nine months of fiscal year 2012 compared to $289,000 in the first nine months of fiscal year 2011. The decrease is primarily a result of lower levels of excess cash invested and lower yields earned in the current year. We expect interest income for the remainder of fiscal year 2012 to be consistent with the current year third quarter results.

          Interest expense was consistent with the prior year amount.

Liquidity and Capital Resources

          Net cash provided by operating activities was approximately $13.2 million for the first nine months of fiscal year 2012, compared to approximately $22.5 million for the first nine months of fiscal year 2011. For the first nine months of fiscal year 2012, cash was provided by net income of approximately $3.7 million, adjusted for non-cash items of approximately $10.3 million, which consisted of depreciation and amortization, impairment charges, income from equity method investments, loss on disposal of real estate and property and equipment, deferred income, losses on derivative financial instruments and the deferred income tax provision. Dividends received from our equity method investees were approximately $2.0 million in the first nine months of fiscal year 2012. An increase in accounts receivable represented a use of cash of approximately $5.0 million, primarily a result of normal variations in production and sales levels and the timing of customer payments received. Other liabilities used cash of approximately $4.4 million, primarily a result of the payment of incentive compensation that was accrued at year end. An increase in accounts payable provided cash of approximately $3.0 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in inventory provided cash of approximately $2.0 million, which is primarily a result of normal fluctuations in production and sales levels. A decrease in other assets provided cash of approximately $1.5 million, which is primarily a result of income tax refunds. We do not expect to receive significant tax refunds for the remainder of fiscal year 2012.

          Net cash provided by operating activities was approximately $22.5 million for the first nine months of fiscal year 2011. For the first nine months of fiscal year 2011, cash was provided by net income of $15.9 million, adjusted for non-cash items of approximately $(5.8) million, which consisted of depreciation and amortization, impairment charges, income from equity method and synthetic fuel investments, gain on disposal of real estate and property and equipment, deferred income, losses on derivative financial instruments, the deferred income tax provision and other items. Dividends received from our equity method investees were $2.3 million in the first nine months of fiscal year 2011. In addition, prepaid expense and other current and long term assets provided cash of $9.5 million, primarily a result of federal income tax refunds received. Accounts receivable provided cash of $2.3 million, a result of normal variations in production and sales levels and a change in the payment patterns of our customer base. Other liabilities provided cash of approximately $2.0 million, generally a result of normal variations in accrued liabilities. The primary uses of cash were an increase in inventory of $2.3 million and a decrease in accounts payable of $1.5 million. These fluctuations were the result of normal variations in production, purchasing and grain prices.

          At October 31, 2012, working capital was approximately $89.1 million compared to approximately $89.8 million at January 31, 2012. The decrease is primarily a result of financing activities (debt service and treasury stock repurchases) exceeding our operating cash flows. The ratio of current assets to current liabilities was 3.7 to 1 at October 31, 2012 and 3.4 to 1 at January 31, 2012.

          Cash of approximately $0.6 million was provided by investing activities for the first nine months of fiscal year 2012, compared to approximately $5.6 during the first nine months of fiscal year 2011. During the first nine months of fiscal year 2012, we had capital expenditures of approximately $2.5 million, primarily related to improvements at the One Earth ethanol plant. We do not expect to spend significant amounts for capital expenditures during the remainder of fiscal year 2012. We received approximately $2.3 million as proceeds from the sale of four real estate properties during the first nine months of fiscal year 2012. We also received approximately $0.9 million as we were able to reduce the amount of our restricted investments on deposit with the state of Florida to secure our extended service plan obligations.

          Cash of approximately $5.6 million was provided by investing activities for the first nine months of fiscal year 2011. During the first nine months of fiscal year 2011, we had capital expenditures of approximately $0.7 million, primarily related to improvements at the One Earth ethanol plant. During the first nine months of fiscal year 2011, we received a payment of $2.8 million related to the final settlement of a synthetic fuel partnership sale. We received approximately $3.4 million as proceeds from the sale of six real estate properties and certain ethanol related equipment during the first nine months of fiscal year 2011.

          Cash used in financing activities totaled approximately $20.7 million for the first nine months of fiscal year 2012 compared to approximately $32.4 million for the first nine months of fiscal year 2011. Cash was used by debt payments of approximately $15.2 million, primarily on One Earth’s and NuGen’s term loans. We used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of NuGen and One Earth. We do not expect such payments to noncontrolling members of NuGen or One Earth to increase significantly for the remainder of fiscal year 2012. Stock option activity generated cash of approximately $0.4 million. In addition, cash of $3.8 million was used to repurchase approximately 213,532 shares of our common stock in open market transactions.

          Cash used in financing activities totaled approximately $32.4 million for the first nine months of fiscal year 2011. Cash of approximately $1.3 million was used to reduce the contingent consideration liability related to our acquisition of NuGen. Cash was used by debt payments of $8.2 million, primarily on One Earth’s term loans. Stock option activity generated cash of $0.3 million. We used $21.2 million to repurchase 1,249,801 shares of our common stock in open market transactions during the first nine months of fiscal year 2011. We used cash of $2.0 million to purchase shares from and pay dividends to noncontrolling members of One Earth.

          In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009. The term loan bears interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.3% to 3.5% at October 31, 2012). Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule.

One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries.

          Borrowings are secured by all property of One Earth. As of October 31, 2012, approximately $58.2 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts are as follows:

•	Maintain a fixed charge coverage ratio, measured on a rolling four quarters trailing basis, of at least 1.10 to 1.00.

This ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments. At October 31, 2012, the fixed charge coverage ratio was 1.23 to 1.00.

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with One Earth) less total current liabilities. At October 31, 2012, working capital was approximately $23.8 million.

•	Capital expenditures are limited to $3.0 million annually.

For the nine months ended October 31, 2012, capital expenditures were approximately $1.6 million.

One Earth was in compliance with all covenants at October 31, 2012.

          In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha. The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at October 31, 2012). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries.

          Borrowings are secured by all property of NuGen. As of October 31, 2012, approximately $49.5 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts are as follows:

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with NuGen) less total current liabilities. At October 31, 2012, working capital was approximately $16.4 million.

•	Maintain a fixed charge coverage ratio of at least 1.10 to 1.00 (beginning with the quarter and year ended January 31, 2013)

This ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments. This covenant was not applicable at October 31, 2012.

•	Capital expenditures are limited to $2.5 million annually, except for fiscal year 2012 which has a limit of $6.0 million.

For the nine months ended October 31, 2012, capital expenditures were approximately $0.3 million.

NuGen was in compliance with all covenants, as applicable, at October 31, 2012.

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

          Interest Rate Risk

          We are exposed to market risk from changes in interest rates. Interest rate risk related to interest income is immaterial. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $107.7 million outstanding in debt as of October 31, 2012, that is variable-rate. Of this amount, approximately $38.8 million is fixed by an interest rate swap. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 280 to 325 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $298,000 over the term of the debt. However, this change would be greater should LIBOR rates exceed 0.75%, as the floor interest rate of NuGen’s debt is the greater of 4% or LIBOR plus 325 basis points.

          One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the First National Bank of Omaha during fiscal year 2007. The swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%. The swap settlements commenced on July 31, 2009 and terminate on July 8, 2014. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at quarter end would change the fair value of the interest rate swap by approximately $0.3 million.

Commodity Price Risk

          We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At October 31, 2012, One Earth and NuGen combined have purchase commitments for approximately 18.9 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through March 2013. At October 31, 2012, One Earth and NuGen have combined sales commitments for approximately 45.1 million gallons of ethanol, approximately 49,000 tons of distillers grains and approximately 4.7 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through March 2013. Less than 1% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $45.9 million for the remaining forecasted ethanol sales. Approximately 6% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $17.6 million for the remaining forecasted distillers grains sales. Approximately 12% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.3 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 1% of our estimated corn usage for the next 12 month was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn for current pricing would result in an increase in annual cost of goods sold of approximately $55.7 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

          During the quarter ended October 31, 2012, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

          REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first nine months of fiscal year 2012, One Earth paid dividends of $5,490,000. Of this amount, $1,429,000 was paid to noncontrolling interests unit holders and $4,061,000 was paid to REX American Resources Corporation. During the first nine months of fiscal year 2012, NuGen paid dividends of approximately $80,000 to noncontrolling interests unit holders.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1-31, 2012	20,912	$18.24	20,912	504,061
September 1-30, 2012	19,529	17.83	19,529	484,532
October 1-31, 2012	35,609	17.81	35,609	448,923

Total	76,050	$17.93	76,050	448,923

(1)

On August 2, 2012, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At October 31, 2012, a total of 448,923 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

          None

Item 4. Mine Safety Disclosures

          None

Item 5. Other Information

          None

Item 6. Exhibits.

          The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board (Chief Executive Officer)
December 6, 2012
(Stuart A. Rose)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer (Chief Financial Officer)
December 6, 2012
(Douglas L. Bruggeman)