Form 10-K
period 2013-01-31
REX AMERICAN RESOURCES Corp
filed 2013-04-09
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2013	COMMISSION FILE NO. 001-09097

REX AMERICAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1095548 (I.R.S. Employer Identification No.)

2875 Needmore Road, Dayton, Ohio (Address of principal executive offices)	45414 (Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☑

At the close of business on July 31, 2012 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,695,225 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $98,214,713.

There were 8,151,846 shares of the registrant’s Common Stock outstanding as of April 8, 2013.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 4, 2013 are incorporated by reference into Part III of this Form 10-K.

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

At January 31, 2013, we had lease agreements, as landlord, for six owned former retail stores and had 11 vacant former retail properties. We also own one former distribution center that is partially leased, partially occupied by our corporate office personnel and partially vacant. We are marketing these vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with terms of five to twenty years.

We are currently invested in four ethanol production entities, two of which we have a majority ownership interest in. We may make additional investments in the alternative energy segment during fiscal year 2013.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may lag movements in corn prices and, in an environment of higher prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins, which was the case for a majority of fiscal year 2012.

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

We attempt to manage the risk related to the volatility of grain and ethanol prices by utilizing forward grain purchase and forward ethanol and distillers grain sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than three months into the future at any given time and we may lock in our corn price without having a corresponding locked in ethanol price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

The crush spread realized in 2012 was subject to significant volatility. For calendar year 2012, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $6.92 per bushel, ranging from a low of approximately $5.51 per bushel in June 2012 to a high of approximately $8.31 per bushel in August 2012. Ethanol prices had significant fluctuations ranging from approximately $1.98 per gallon in June 2012 to approximately $2.73 per gallon in July 2012. Ethanol and corn prices have tended to trade in the same direction but with varying spreads. In 2012, the CBOT crush spread (excludes any impact from variations in local corn and ethanol prices due to basis paid or charged) ranged from a low of approximately negative $0.42 per gallon to a high of approximately $0.04 per gallon. We believe ethanol demand in early 2012 was impacted by the expiration of the Volumetric Ethanol Tax Credit Blender Credit as of December 31, 2011 and excess purchasing that occurred in late 2011. Crush spreads remained negative throughout the majority of 2012 due to the continued over supply of ethanol and rising corn prices in the last half of the year resulting from drought conditions in 2012.

We reported segment loss (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $1.0 million in fiscal year 2012 compared to segment profit of approximately $48.6 million in fiscal year 2011. The decrease in profitability primarily resulted from lower crush spreads (compared to the prior year) experienced in the ethanol industry for a majority of fiscal year 2012 and higher corn prices resulting from drought weather conditions throughout the Midwest. We expect that future operating results, from our consolidated plants, will be based upon combined annual production of between 200 and 230 million gallons of ethanol, which assumes that our consolidated ethanol plants will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the fiscal year 2012 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. See Note 17 of the Notes to the Consolidated Financial Statements for information regarding the net sales and revenues and operating results for each of our business segments for the fiscal years ended January 31, 2013, 2012 and 2011.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2012” means the period February 1, 2012 to January 31, 2013. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Alternative Energy Overview

As part of our ongoing efforts to diversify and increase our earnings, we began investing in the ethanol industry during fiscal year 2006. We seek to identify quality ethanol plant opportunities located near adequate feedstock supply with good transportation capabilities or other economically beneficial attributes, and that utilize leading ethanol production technology.

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

Ethanol Investments

We have invested in four entities as of January 31, 2013, utilizing equity investments. The following table is a summary of our ethanol investments at January 31, 2013 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	110.0	74%	81.4
NuGen Energy, LLC	112.0	99%	110.9
Patriot Holdings, LLC	117.7	27%	31.8
Big River Resources W Burlington, LLC	96.4	10%	9.6
Big River Resources Galva, LLC	104.2	10%	10.4
Big River United Energy, LLC	103.7	5%	5.2
Big River Resources Boyceville, LLC	56.5	10%	5.7
Total	700.5		255.0

One Earth Energy, LLC

On October 30, 2007, we acquired 74% of the outstanding membership units of One Earth Energy, LLC, or One Earth, for $50.8 million. We consolidate One Earth with our financial results and include them in our alternative energy segment. One Earth completed construction in the second quarter of fiscal year 2009 of its ethanol production facility in Gibson City, Illinois. During fiscal year 2012, the plant shipped approximately 110 million gallons of ethanol.

One Earth commenced production operations late in the second quarter of fiscal year 2009 and began generating revenue in the third quarter of fiscal year 2009.

NuGen Energy, LLC

Effective July 1, 2010, we acquired a 48% equity interest in NuGen, which operates an ethanol producing facility in Marion, South Dakota. Our investment included $2,410,000 paid at closing to the then sole shareholder of NuGen and $6,805,000 contributed directly to NuGen. An additional $6,451,000 was due based upon cash distributions from NuGen (“Contingent Consideration”). On November 1, 2011, we acquired an additional 50% equity interest in NuGen. Following the purchase, we own all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 98% equity interest in NuGen. The purchase price, which included settlement of our remaining Contingent Consideration liability, was $12,678,000. We also contributed an additional $7,000,000 to NuGen at closing. During the past two years, NuGen has repurchased units from certain members, which has resulted in REX owning a 99% equity interest in NuGen. During fiscal year 2012, the plant shipped approximately 112 million gallons of ethanol.

Patriot Holdings, LLC

We have invested approximately $18.0 million in Patriot Holdings, LLC, or Patriot, for a 27% ownership interest. Patriot commenced production operations in the second quarter of fiscal year 2008. The plant is located in Annawan, Illinois. During fiscal year 2012, the plant shipped approximately 118 million gallons of ethanol.

Big River Resources, LLC

We have invested $20 million in Big River Resources, LLC, or Big River, for a 10% ownership interest. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates an ethanol plant in West Burlington, Iowa. During fiscal year 2012, the plant shipped approximately 96 million gallons of ethanol.

Big River completed construction in the second quarter of fiscal year 2009 of its second plant which is located in Galva, Illinois. During fiscal year 2012, the plant shipped approximately 104 million gallons of ethanol.

In August 2009, Big River acquired a 50.5% interest in an ethanol production facility which is located in Dyersville, Iowa. Reflecting REX’s 10% ownership interest in Big River, we have an effective 5% ownership interest in this entity. During fiscal year 2012, the plant shipped approximately 104 million gallons of ethanol.

In December 2011, Big River acquired a 100% interest in an ethanol production facility which is located in Boyceville, Wisconsin. During fiscal year 2012, the plant shipped approximately 57 million gallons of ethanol.

Big River also operates five agricultural elevators with a storage capacity of 10 million bushels.

Levelland Hockley County Ethanol, LLC

Through a series of equity and convertible debt investments, we had acquired a 56% ownership interest in Levelland Hockley, LLC, or Levelland Hockley, which was located in Levelland, Texas. Levelland Hockley commenced production operations in the first quarter of fiscal year 2008.

The plant was shut down in early January 2011 as a result of industry wide low crush margins and the plant’s inability to source grain at affordable prices. On January 31, 2011, we reduced our ownership interest in Levelland Hockley to 49%. As a result, effective January 31, 2011, we deconsolidated Levelland Hockley. In connection with the deconsolidation, we recorded a pretax charge of approximately $18.4 million. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. In connection with the bankruptcy proceedings, the plant was sold on May 14, 2012 and on August 1, 2012, the bankruptcy case was converted to a Chapter 7 proceeding. As a result, we have no remaining ownership or financial interest in Levelland Hockley and have classified the results of Levelland Hockley as discontinued operations.

Ethanol Industry

Ethanol is a renewable fuel source produced by processing corn and other biomass through a fermentation process that creates combustible alcohol that can be used as an additive or replacement to fossil fuel based gasoline. The majority of ethanol produced in the United States is made from corn because of its wide availability and ease of convertibility from large amounts of carbohydrates into glucose, the key ingredient in producing alcohol that is used in the fermentation process. Ethanol production can also use feedstocks such as grain sorghum, switchgrass, wheat, barley, potatoes and sugarcane as carbohydrate sources. Most ethanol plants have been located near large corn production areas, such as Illinois, Indiana, Iowa, Minnesota, Nebraska, Ohio and South Dakota. Railway access and interstate access are vital for ethanol facilities due to the large amount of raw materials and finished goods required to be shipped to and from the ethanol plant facilities.

According to the Renewable Fuels Association, or RFA, the United States ethanol industry produced an estimated 13.3 billion gallons of ethanol in 2012. As of January 2013, the United States ethanol industry has grown to 211 plants in 29 states with an annual nameplate capacity of approximately 14.8 billion gallons of ethanol production.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007“) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered conventional biofuels which was subject to a renewable fuel standard (“RFS”) of at least 13.2 billion gallons per year in 2012, with an expected increase to at least 15.0 billion gallons per year by 2015. Advanced biofuels include ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuels RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022.

Ethanol Production

The plants we have invested in are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, ammonia and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed and recovers a significant portion of the corn cost not absorbed in ethanol production. During fiscal year 2012, we began generating revenues from non-food grade corn oil at our One Earth and NuGen facilities. Non-food grade corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done for the purpose of extending the volume of fuel sold at the gas pump and to meet the RFS. Blending ethanol allows refiners to produce more fuel from a given barrel of oil. Currently, ethanol is blended into approximately 96% of the gasoline sold in the United States, the majority as E-10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The U.S. Environmental Protection Agency approved the use of 15% ethanol in gasoline for cars and light duty trucks made in 2007 and later. In January 2011, the EPA expanded this to include cars, pickups and SUV’s made in model years 2001 through 2006. Despite this, it will take time for this measure to be implemented and is still being met with great resistance including a bill in the United States House of Representatives seeking to repeal the E-15 waiver and requiring additional testing of the fuel.

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

Synthetic Fuel Partnerships

We had invested in three limited partnerships which owned facilities producing synthetic fuel. The partnerships earned federal income tax credits under Section 29/45K of the Internal Revenue Code based upon the tonnage and content of solid synthetic fuel produced and sold to unrelated parties. We received a final payment of approximately $2.9 million in fiscal year 2011 related to the sale of one of the partnerships. The Section 29/45K tax credit program expired on December 31, 2007. As such, we will not receive additional income from these investments.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 5 and 16 of the Notes to the Consolidated Financial Statements for further discussion.

Real Estate Operations

At January 31, 2013, we had lease agreements, as landlord, for six owned former retail stores (77,000 square feet). We have 11 owned former retail stores (139,000 square feet), that are vacant at January 31, 2013. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (356,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (111,000 square feet).

A typical lease agreement has an initial term of five to twenty years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance. We recognized lease revenue of approximately $1,570,000 and $1,288,000 during fiscal years 2012 and 2011, respectively.

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

Facilities

At January 31, 2013, we owned six former retail store properties that were leased to outside, unrelated parties. There were also 11 vacant former retail store properties that we were attempting to either lease or sell. In addition, we have one former distribution center that is partially leased, partially occupied by our corporate office and partially vacant. Our consolidated ethanol entities own a combined 408 acres of land and two facilities with an annual nameplate capacity of 100 million gallons of ethanol each.

Employees

At January 31, 2013, we had 102 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

Service Marks

We have registered the service marks “REX”, and “Farmers Energy”, with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service marks.

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

We have recognized investment income of approximately $4.7 million from the sales of our partnership interests from years that the partnerships have not been audited by the Internal Revenue Service (IRS). Should the tax credits be denied on any future audit and we fail to prevail through the IRS or the legal process, there could be significant refunds of previously recognized income with a significant adverse impact on earnings and cash flows.

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

We have approximately $23.6 million of alternative minimum tax (“AMT”) credit carryforwards and approximately $7.6 million of federal net operating loss carryforwards recorded as deferred tax assets on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is not more likely than not that we will generate sufficient taxable income to fully utilize our deferred tax assets, we would then be required to establish a valuation allowance against such deferred tax assets. We would increase our income tax expense by the amount of the tax benefit we do not expect to realize. This would negatively impact our net income (loss) and could have a material adverse effect on our results of operations and our financial position.

Risks Related to our Alternative Energy Business

The ethanol industry is changing rapidly which could result in unexpected developments that could negatively impact our operations.

The ethanol industry has grown significantly in recent years. According to the RFA, the ethanol industry has grown from approximately 1.5 billion gallons of annual ethanol production in 1999 to approximately 13.4 billion gallons of annual ethanol production in 2012. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

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

Our returns on ethanol investments are highly sensitive to grain prices. Corn is the principal raw material our ethanol plants use to produce ethanol and co-products. As a result, changes in the price of corn can significantly affect their businesses. Rising corn prices result in higher costs of ethanol and co-products. Because ethanol competes with non-corn-based fuels, our ethanol plants may not be able to pass along increased grain costs to their customers. At certain levels, grain prices may make ethanol uneconomical to produce.

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, the value of the U.S. dollar and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. Much of the Midwestern United States experienced drought conditions during 2012 which led to a smaller harvest of corn and increased corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

The spread between ethanol and corn prices can vary significantly. The gross margin at our ethanol plants depends principally on the spread between ethanol and corn prices. Fluctuations in the spread are likely to continue to occur. A sustained narrow or negative spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the results of operations at our ethanol plants.

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

Increased ethanol production or decreases in demand for ethanol may result in excess production capacity in the ethanol industry, which may cause the price of ethanol, distillers grains and non-food grade corn oil to decrease.

According to the RFA, domestic ethanol production nameplate capacity is approximately 14.8 billion gallons per year at January 2013. The RFA estimates that, as of January 2013, approximately 50 million gallons per year of additional production capacity is under construction. Current ethanol production capacity exceeds the 2013 RFS requirement which can be satisfied by corn based ethanol (13.8 billion gallons). Excess capacity in the ethanol industry could have an adverse effect on the results of our ethanol operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

In addition, because ethanol production produces distillers grains and non-food grade corn oil as co-products, increased ethanol production will also lead to increased supplies of distillers grains and non-food grade corn oil. An increase in the supply of distillers grains and non-food grade corn oil, without corresponding increases in demand, could lead to lower prices or an inability to sell our ethanol plants’ distillers grains and non-food grade corn oil production. A decline in the price of distillers grains or non-food grade corn oil could have a material adverse effect on the results of our ethanol operations.

Trade restrictions on ethanol exports could reduce the demand for ethanol.

The European Union began imposing a tariff, on ethanol imported from the United States, of $83.03 per metric ton effective February 23, 2013. If producers and exporters of ethanol are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export ethanol. This could result in an oversupply of ethanol in the United States which could have a material adverse effect on the results of our ethanol operations.

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

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act of 2007 (the “2007 Act”) is uncertain. The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for conventional biofuels for 2013 of 13.8 billion gallons is lower than current constructed nameplate capacity of approximately 14.8 billion gallons. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS. Any significant increase in production capacity beyond the RFS level could have a negative impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. In August 2012, governors from eight states petitioned the EPA for a waiver of the RFS requirements. The EPA announced on November 16, 2012 that the request for waivers of the RFS requirements was denied. A reduction or waiver of the RFS mandate could negatively affect ethanol prices and our future performance. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS to include ethanol and other fuels produced from fossil fuels like coal and natural gas. Our operations and resulting financial performance could be adversely impacted if the RFS Flexibility Act or the Domestic Alternative Fuels Act of 2012 are enacted into law.

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

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program (RFS2). We believe our plants are grandfathered at their current operating capacity, but plant expansion will need to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS2 mandate. To expand our plant capacity, we may be required to obtain additional permits, install advanced technology equipment, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a negative impact on our financial performance.

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

Our ethanol business may become subject to various environmental and health and safety and property damage claims and liabilities.

Operations of our ethanol business will expose the business to the risk of environmental and health and safety claims and property damage claims, such as failure to comply with environmental regulations. These types of claims could also be made against our ethanol business based upon the acts or omissions of other persons. Serious claims could have a material negative impact on our results of operations, financial position and future cash flows.

Our business is not significantly diversified.

Our financial results depend heavily on our ability to operate our ethanol plants profitably. We do not have significant other lines of business or other sources of revenue to depend upon if we are unable to operate our ethanol plants profitably. Such lack of significant diversification could have a material negative impact on our results of operations, financial position and future cash flows should our ethanol plants operate unprofitably.

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

At certain of our plants, we extract and sell non-food grade corn oil immediately prior to the production of distillers grains. Several studies are trying to determine how non-food grade corn oil extraction may impact the nutritional value of the resulting distillers grains. If it is determined that non-food grade corn oil extraction adversely impacts the energy content of distillers grains, the value of the distillers grains we sell may be negatively impacted, which would have a negative impact on our results of operations.

The price of distillers grains may decline as a result of restrictions or duties on distillers grains exports from the United Sates.

Exports of distiller grains produced in the United States have been increasing in recent years. However, the export market may be jeopardized if foreign governments impose trade barriers or other measures to protect the foreign local markets. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to foreign customers, there may be a reduction in the price of distillers grains in the United States. Declines in the price we receive for our distillers grains could lead to decreased revenues and may result in our inability to operate our ethanol plants profitably.

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

Larger firms offer efficiencies and economies of scale, resulting in lower costs of production. In addition, plants sold as part of a bankruptcy proceeding may have significantly lower fixed costs than our ethanol plants. Absent significant growth and diversification, our ethanol plants may not be able to operate profitably in a more competitive environment. No assurance can be given that our ethanol plants will be able to compete successfully or that competition from larger companies with greater financial resources will not have a materially adverse impact on the results of our ethanol operations.

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

In addition, the tariff that protected the U.S. ethanol industry expired at the end of 2011. The U. S. ethanol industry experienced increased competition from ethanol producers outside of the U. S. during 2012. The expiration of the tariff could lead to continued increases in the import of ethanol produced outside of the U.S.

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

In the past, we have received waivers from our lenders for failure to meet certain financial covenants and have amended our subsidiary loan agreements to change these covenants. No assurance can be given that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our subsidiary loan agreements to prevent a default.

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

One Earth has an interest rate swap at January 31, 2013 that, in essence, fixes the interest rate on a portion of its variable rate debt. During fiscal years 2012, 2011 and 2010, we recognized losses on this swap. Further reductions in interest rates could increase the liability position of the interest rate swap, requiring us to record additional expense which could be material. The liability for this interest rate swap could also result in a default of the term loan agreement’s restrictive financial covenants.

In addition, increases in interest rates could have a negative impact on results of operations as all of the debt our ethanol plants have is variable rate debt. Furthermore, the interest rate swap does not fix the interest rate on the entire portion of the related debt.

We rely on information technology in our operations and financial reporting and any material failure, inadequacy, interruption or security breach of that technology could harm our ability to efficiently operate our business and report our financial results accurately and timely.

We rely heavily on information technology systems across our operations, including for management of inventory, purchase orders, production, invoices, shipping, accounting and various other processes and transactions. Our ability to effectively manage our business, coordinate the production, distribution and sale of our products and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems through a cyber-attack or otherwise could cause delays in product sales, reduced efficiency of our operations and delays in reporting our financial results. Significant capital investments could be required to remediate any such problem. Security breaches of employee information or other confidential or proprietary data could also adversely impact our reputation, and could result in litigation against us or the imposition of penalties.

Risks Related to the Exit of our Retail business and Risks Related to our Real Estate Segment.

Our future costs associated with administering extended product service contracts may result in higher than expected costs.

We will continue to administer extended product service contracts that have contractual maturities over the next year. To the extent we do not have products or an adequate repair service network to satisfy warranty claims, we may incur material costs as we would be required to refund cash to customers for warranted products.

We have a significant amount of vacant warehouse and retail space after the completion of the wind down of our retail business.

At January 31, 2013, we own one distribution facility and 11 former retail store properties comprising approximately 250,000 square feet of vacant real estate. We are currently marketing these facilities for lease or sale. We may not be able to successfully lease or sell these properties which could result in lost opportunities for revenue or future impairment charges related to the carrying value of the associated assets. We also have costs related to the vacant properties such as property taxes and utilities that we would have to bear without any revenue from such properties.

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

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	58	Chairman of the Board and Chief Executive Officer*
Douglas Bruggeman	52	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	63	Secretary*
Zafar Rizvi	63	President and Chief Operating Officer

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol REX.

Fiscal Quarter Ended	High	Low

April 30, 2011	$17.45	$13.36
July 31, 2011	17.66	14.69
October 31, 2011	18.90	14.15
January 31, 2012	26.16	15.85

April 30, 2012	$33.95	$24.61
July 31, 2012	28.05	16.22
October 31, 2012	19.59	17.12
January 31, 2013	21.98	14.43

As of April 8, 2013, there were 108 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our ethanol subsidiaries have certain restrictions on their ability to pay dividends to members (including REX). One Earth paid dividends to REX of approximately $4.1 million and $5.1 million during fiscal years 2012 and 2011, respectively. One Earth did not pay dividends during fiscal year 2010. NuGen paid no dividends to REX in fiscal year 2012. NuGen paid dividends to REX of approximately $1.3 million and $1.5 million during fiscal years 2011 and 2010, respectively.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1-30, 2012	26,494	$16.74	26,494	422,429
December 1-31, 2012	5,408	$17.80	5,408	417,021
January 1-31, 2013	—	$—	—	417,021
Total	31,902	$16.92	31,902	417,021

(1)	On August 2, 2012, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2013, a total of 417,021 shares remained available to purchase under this authorization.
21

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of selected publicly traded consumer ethanol producers (*) for the period commencing January 31, 2008 and ended January 31, 2013. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2008 and reinvestment of all dividends.

* The peer group is comprised of Pacific Ethanol, Inc., BioFuel Energy Corp. and Green Plains Renewable Energy, Inc.

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. Prior period amounts applicable to the statement of operations have been adjusted to recognize the reclassification of the results of our former retail segment, certain real estate assets and the financial information associated with Levelland Hockley to discontinued operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of income from ethanol investments, derivative financial instruments, gain on sale of real estate, bargain purchase gain and long-term debt. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2013	2012	2011	2010	2009

Net sales and revenue (a)	$657,737	$409,923	$235,545	$98,687	$185
Net (income) loss attributable to noncontrolling interests	$(707)	$(5,428)	$(3,673)	$(3,900)	$3,156
(Loss) income from continuing operations attributable to REX common shareholders, net of tax (a)	$(2,924)	$26,629	$18,614	$4,414	$1,998
Net (loss) income attributable to REX common shareholders (b)	$(2,295)	$28,270	$5,069	$8,652	$(3,297)
Basic (loss) income per share from continuing operations attributable to REX common shareholders (a)	$(0.35)	$2.92	$1.93	$0.48	$0.20
Diluted (loss) income per share from continuing operations attributable to REX common shareholders (a)	$(0.35)	$2.90	$1.89	$0.46	$0.20
Basic net (loss) income per share attributable to REX common shareholders (b)	$(0.28)	$3.10	$0.53	$0.93	$(0.32)
Diluted net (loss) income per share attributable to REX common shareholders (b)	$(0.28)	$3.08	$0.52	$0.91	$(0.32)
Total assets	$405,330	$438,049	$375,722	$451,505	$451,288
Long-term debt and capital lease obligations, net of current maturities	$91,306	$108,527	$70,973	$126,689	$103,939
Long-term derivative financial instrument liability	$930	$2,541	$3,688	$4,055	$4,032

a)	Amounts differ from those previously reported as the results of our former retail segment and certain alternative energy and real estate operations have been reclassified into discontinued operations. See Note 15 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)	The results for the year ended January 31, 2011 include a significant expense for loss on deconsolidation of Levelland Hockley and related impairment charges.

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

At January 31, 2013, we had lease agreements for all or parts of six former retail properties and had 11 vacant former retail properties. We also own one former distribution center, which is partially leased, partially occupied by our corporate office personnel and partially vacant. We are marketing the vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with a term of five to twenty years.

We currently have equity investments in four ethanol production entities, two of which we have a majority ownership interest in. We may make additional investments in the alternative energy segment during fiscal year 2013.

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

We attempt to manage the risk related to the volatility of grain and ethanol prices by utilizing forward grain purchase and forward ethanol and distillers grain sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

The crush spread realized in 2012 was subject to significant volatility and was negative for a large portion of the year. For calendar year 2012, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $6.92 per bushel, ranging from a low of approximately $5.51 per bushel in June to a high of approximately $8.31 per bushel in August. Ethanol prices had significant fluctuations ranging from approximately $1.98 per gallon in June to approximately $2.73 per gallon in July. Ethanol and corn prices have tended to trade in the same direction but with varying spreads. In 2012, the CBOT crush spread ranged from a low of approximately negative $0.42 per gallon to a high of approximately $0.04 per gallon. We believe ethanol demand in early 2012 was impacted by the expiration of the Volumetric Ethanol Tax Credit

Blender Credit as of December 31, 2011. Crush spreads remained negative throughout the majority of 2012 due to the continued over supply of ethanol and rising corn prices in the last half of the year, resulting from drought conditions. Crush spreads have improved in 2013 although they have remained negative (absent the consideration of distillers grains and non-food grade corn oil). Prices for distillers grains we sell generally trend with grain prices. These prices have partially offset the decline in the crush spread.

We reported segment (loss) profit (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $(1.0) million in fiscal year 2012 compared to approximately $48.6 million in fiscal year 2011. The decrease in profitability primarily resulted from lower crush spreads (compared to the prior year) experienced in the ethanol industry for a majority of fiscal year 2012 and higher corn prices resulting from drought weather conditions throughout the Midwest.

We expect that future operating results from our consolidated ethanol plants will be based upon combined annual production of between 200 and 230 million gallons of ethanol, which assumes that One Earth and NuGen will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the fiscal year 2012 results.

Ethanol Investments

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We are currently invested in four entities as of January 31, 2013, utilizing equity investments.

The following table is a summary of our ethanol investments at January 31, 2013 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped

One Earth Energy, LLC	110.0	74%	81.4
NuGen Energy, LLC	112.0	99%	110.9
Patriot Holdings, LLC	117.7	27%	31.8
Big River Resources W Burlington, LLC	96.4	10%	9.6
Big River Resources Galva, LLC	104.2	10%	10.4
Big River United Energy, LLC	103.7	5%	5.2
Big River Resources Boyceville, LLC	56.5	10%	5.7
Total	700.5		255.0

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

Real Estate Operations

At January 31, 2013, we have lease agreements, as landlord, for six owned former retail stores (77,000 square feet). We have 11 owned former retail stores (139,000 square feet) that are vacant at January 31, 2013. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (356,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (111,000 square feet).

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

Comparison of Fiscal Years Ended January 31, 2013 and 2012

Net Sales and Revenue – Net sales and revenue in fiscal year 2012 were approximately $657.7 million, a 60.5% increase from approximately $409.9 million in fiscal year 2011. Net sales and revenue do not include sales from operations classified as discontinued operations. This increase was primarily caused by higher sales in our alternative energy segment of approximately $247.5 million. The increase in alternative energy segment sales was primarily a result of consolidating NuGen for the full year in fiscal year 2012. We accounted for the results of NuGen using the equity method of accounting until the fourth quarter of fiscal year 2011, at which time we obtained a controlling financial interest in NuGen, and thus, began consolidating the results. Net sales and revenue from our real estate segment increased $0.3 million over the prior year to approximately $1.6 million. The following table reflects the approximate percent of net sales and revenue for each product and service group for the periods presented:

	Fiscal Year

Product or Service Category	2012	2011	2010

Ethanol	75%	82%	83%
Distillers grains	22	18	16
Other	3	—	1
Total	100%	100%	100%

Gross Profit – Gross profit was approximately $13.5 million in fiscal year 2012, or 2.1% of net sales and revenue, versus approximately $34.0 million in fiscal year 2011 or 8.3% of net sales and revenue. This represents a decrease of approximately $20.5 million. Gross profit for fiscal year 2012 decreased by approximately $21.3 million from the prior year as a result of operations in the alternative energy segment. Gross loss for fiscal year 2012 decreased by approximately $0.9 million compared to the prior year from our real estate segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2012 were approximately $12.5 million (1.9% of net sales and revenue), an increase of approximately $2.1 million or 20.9% from approximately $10.4 million (2.5% of net sales and revenue) for fiscal year 2011. Compared to the prior year, these expenses increased approximately $2.1 million in the alternative energy segment.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2012 and 2011, we recognized income of approximately $0.6 million and $21.5 million, respectively, from our equity investments in Big River, Patriot and NuGen. Effective November 1, 2011, we acquired an additional 50% equity interest in NuGen, which operates an ethanol producing facility in Marion, South Dakota which shipped approximately 112 million gallons of ethanol in the fiscal year ended January 31, 2013. As of November 1, 2011, we ceased using the equity method of accounting for NuGen and began consolidating their results prospectively. We acquired our initial 48% ownership interest in NuGen on July 1, 2010. We currently have a 99% equity interest in NuGen. Big River has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2013 of approximately 309 million gallons. Patriot has one plant which shipped approximately 118 million gallons of ethanol in the trailing 12 months ended January 31, 2013.

Income from Big River and Patriot in fiscal year 2012 was significantly lower than fiscal year 2011 levels. Income from Big River was approximately $0.3 million and $6.9 million in fiscal years 2012 and 2011, respectively. Income from Patriot was approximately $0.4 million and $5.3 million in fiscal years 2012 and 2011, respectively. Big River’s and Patriot’s results in the current year were negatively impacted from the decreased crush spread experienced in the ethanol industry. Income from NuGen was approximately $9.3 million in fiscal year 2011. Effective November 1, 2011, we ceased using the equity method of accounting for NuGen and began consolidating the results of NuGen.

Overall, we expect the trends in crush spread margins described in the “Overview” section to be generally consistent with the operating experience of Big River and Patriot as their results are dependent on the same key drivers (ethanol, corn and natural gas pricing).

Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to the fiscal year 2012 results.

Bargain purchase gain, net – On November 1, 2011, we acquired 50% of the outstanding membership units of NuGen, which resulted in us owning approximately 98% of the outstanding membership units in NuGen. We applied acquisition accounting for this business combination achieved in stages, and recognized a loss of approximately $5.4 million by remeasuring the fair value of our equity method investment at the acquisition date and a bargain purchase gain of approximately $8.9 million related to the fair value of the assets acquired less liabilities assumed exceeding our consideration given for such net assets. The bargain purchase gain, net, was approximately $3.5 million.

Income from Synthetic Fuel Investments – During fiscal year 2011 we received approximately $2.9 million as final payment related to the sale of our membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We will not receive nor recognize any additional amounts from the sale of our membership interest.

Interest Income – Interest income of approximately $0.2 million for fiscal year 2012 was approximately $0.2 million lower than interest income for fiscal year 2011. Interest income declined primarily as a result of lower levels of excess cash invested and yields earned on such excess cash.

Interest Expense – Interest expense increased to approximately $4.9 million for fiscal year 2012 from approximately $3.5 million for fiscal year 2011. This increase is primarily a result of consolidating NuGen beginning November 1, 2011 versus using the equity method of accounting for NuGen prior to November 1, 2011. Based on current interest rates and debt levels, we expect interest expense to be in the range of $3.8 million to $4.3 million in fiscal year 2013.

Loss on Early Termination of Debt – During fiscal year 2011, we completed the early payoff of mortgage debt prior to maturity. As a result, we expensed certain unamortized financing costs and prepayment penalties of approximately $1,000 during fiscal year 2011, as loss on early termination of debt.

Other Income – Other income was approximately $0.1 million and $0.6 million in fiscal years 2012 and 2011, respectively. Non recurring income recognized by NuGen related to dividends paid by a co-operative during the fiscal year 2011 is the primary reason for the decrease. We do not expect other income to be significant in future periods.

Loss on Disposal of Real Estate and Property and Equipment, net – We recognized losses of approximately $0.5 million in fiscal year 2012, which was primarily the result of certain equipment being disposed of in our alternative energy segment.

Loss on Derivative Financial Instruments – We recognized losses of approximately $0.4 million and $1.1 million during fiscal years 2012 and 2011, respectively, related to forward interest rate swaps that One Earth entered into during fiscal year 2007. One of the swaps expired in July 2011 and the other expires in July 2014. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. As interest rates declined during fiscal years 2012 and 2011, we incurred losses on the interest rate swap. Should interest rates continue to decline, we would expect to experience continued losses on the remaining interest rate swap. We would expect to incur gains on the interest rate swap should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to the interest rate swap.

Income Taxes – Our effective tax rate was 42.5% and 33.2% for fiscal years 2012 and 2011, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. In addition, our effective rate was favorably impacted by approximately 4% during fiscal year 2011 as a result of domestic production activities deductions resulting from operations at certain of our ethanol plants.

Loss or Income from Continuing Operations – As a result of the foregoing, loss from continuing operations was approximately $2.2 million for fiscal year 2012 versus income of approximately $32.1 million for fiscal year 2011.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of taxes, of approximately $0.5 million in fiscal year 2012 compared to approximately $1.2 million in fiscal year 2011. This income includes the amortization of deferred income related to extended service contracts sold when we operated the former retail segment. Six properties classified as discontinued operations were sold during fiscal year 2012, resulting in a gain, net of taxes, of approximately $0.1 million. We sold or disposed of eight former retail store locations classified as discontinued operations in fiscal year 2011; as a result, we had a gain from disposal of discontinued operations, net of taxes, of approximately $0.4 million in fiscal year 2011. We expect income from discontinued operations to decline in future periods as our extended service plan activities wind down.

Noncontrolling Interests – (Income) or loss related to noncontrolling interests was approximately $(0.7) million and $(5.4) million during fiscal years 2012 and 2011, respectively, and represents the owners’ (other than us) share of the income or loss of One Earth (full year of fiscal year 2012 and 2011) and NuGen (full year of fiscal year 2012 and fourth quarter of fiscal year 2011). Noncontrolling interests of One Earth and NuGen were approximately $(0.7) million and $25,000, respectively, during fiscal year 2012. Noncontrolling interests of One Earth and NuGen were approximately $(5.2) million and $(0.2) million, respectively, during fiscal year 2011.

Net Loss or Income Attributable to REX Common Shareholders – As a result of the foregoing, net loss attributable to REX common shareholders was approximately $2.3 million for fiscal year 2012 compared to income of $28.3 million for fiscal year 2011.

Business Segment Results

We have two segments: alternative energy and real estate. The real estate segment was formerly included in the retail segment. For former retail stores and warehouses closed which we have a retained interest in the related real estate, operations are presented in the real estate segment. Historical results from retail store operations have been reclassified as discontinued operations for all periods presented.

The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 17, our chief operating decision maker (as defined by Accounting Standards Codification (“ASC”) 280 “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, interest expense, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

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

	Years Ended January 31,
	2013	2012	2011
Net sales and revenues:
Alternative energy	$656,167	$408,635	$234,545
Real estate	1,570	1,288	1,000
Total net sales and revenues	$657,737	$409,923	$235,545

Segment gross profit (loss):
Alternative energy	$13,830	$35,179	$33,842
Real estate	(294)	(1,177)	(287)
Total gross profit	$13,536	$34,002	$33,555
Segment profit (loss):
Alternative energy segment	$(1,027)	$48,580	$37,682
Real estate	(511)	(1,376)	(467)
Corporate expenses	(2,340)	(2,307)	(2,724)
Interest expense	(65)	(86)	(175)
Interest income	87	320	329
Income from synthetic fuel investments	—	2,883	—

(Loss) income from continuing operations before income taxes	$(3,856)	$48,014	$34,645

Alternative Energy

The alternative energy segment includes the consolidated financial results of One Earth and NuGen, our other investments in ethanol facilities, the income or loss related to those investments and certain administrative expenses. One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009. Effective November 1, 2011, we obtained a controlling financial interest in NuGen. Thus, we began consolidating the results of NuGen prospectively as of the acquisition date. Prior to November 1, 2011, we used the equity method of accounting to account for the results of NuGen. Effective January 31, 2011, we sold a portion of our ownership interest in Levelland Hockley. As a result, we deconsolidated Levelland Hockley effective January 31, 2011. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. In connection with the bankruptcy proceedings, the plant was sold on May 14, 2012 and on August 1, 2012, the bankruptcy case was converted to a Chapter 7 proceeding. As a result, we have no remaining ownership or financial interest in Levelland Hockley and have classified the results of Levelland Hockley as discontinued operations.

The following table summarizes sales from One Earth and NuGen, by product group (amounts in thousands):

	Years Ended January 31,
	2013	2012

Ethanol	$495,249	$333,599
Dried distillers grains	114,732	71,663
Modified distillers grains	27,463	2,276
Other	18,723	1,097
Total	$656,167	$408,635
30

The following table summarizes selected operating data from One Earth and NuGen:

	Years Ended January 31,
	2013	2012
Average selling price per gallon of ethanol	$2.23	$2.49
Average selling price per ton of dried distillers grains	$235.56	$196.46
Average selling price per ton of modified distillers grains	$117.89	$93.42
Average cost per bushel of grain	$7.14	$6.66
Average cost of natural gas (per mmbtu)	$3.75	$4.88

Net sales and revenue for the current year increased approximately $247.5 million over the prior year to approximately $656.2 million, primarily a result of consolidating NuGen for the full year in fiscal year 2012. We accounted for the results of NuGen using the equity method of accounting until the fourth quarter of fiscal year 2011, at which time we obtained a controlling financial interest in NuGen, and thus, began consolidating the results. Ethanol sales increased from approximately $333.6 million in the prior year to approximately $495.2 million in the current year. The average selling price per gallon of ethanol decreased from $2.49 in the prior year to $2.23 in the current year. Our ethanol sales were based upon approximately 222.0 million gallons in the current year compared to approximately 134.0 million gallons in the prior year. Our dried distillers grains sales increased from approximately $71.7 million in the prior year to approximately $114.7 million in the current year. The average selling price per ton of dried distillers grains increased from $196.46 in the prior year to $235.56 in the current year. Our dried distillers grains sales were based upon approximately 487,000 tons in the current year compared to approximately 327,000 tons in the prior year. The average selling price per ton of modified distillers grains increased from $93.42 in the prior year to $117.89 in the current year. Our modified distillers grains sales were based upon approximately 233,000 tons in the current year compared to approximately 24,000 tons in the prior year. Non-food grade corn oil sales were approximately $16.0 million in fiscal year 2012. Fiscal year 2012 was the first year that our consolidated plants produced and sold non-food grade corn oil. The increase in gallons of ethanol sold, tons of dried distillers grains sold and the increase in modified distillers grains sold resulted primarily from including the results of NuGen for the full year in the current year but only the fourth quarter in the prior year.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	200 million to 230 million gallons
Dried distillers grains	440,000 to 480,000 tons
Modified distillers grains	230,000 to 270,000 tons
Non-food grade corn oil	40 million to 60 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or near capacity, which is dependent upon the crush spread realized.

Gross profit from alternative energy segment sales was approximately $13.8 million during the current year compared to approximately $35.2 million during the prior year. The crush spread for fiscal year 2012 was approximately ($0.32) per gallon of ethanol sold compared to fiscal year 2011 which was approximately $0.11 per gallon of ethanol sold. Grain accounted for approximately 87% ($558.4 million) of our cost of sales during fiscal year 2012 compared to approximately 85% ($316.0 million) during fiscal year 2011. Natural gas accounted for approximately 4% ($23.5 million) of our cost of sales during fiscal year 2012 compared to approximately 5% ($18.6 million) during fiscal year 2011. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Less than 1% of our forecasted ethanol, approximately 8% of our forecasted distillers grains and approximately 12% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues in fiscal year 2013 of approximately $60.2 million. Similarly, approximately 6% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from current pricing would result in an increase in annual cost of goods sold in fiscal year 2013 of approximately $49.9 million.

Selling, general and administrative expenses were approximately $9.9 million in fiscal year 2012, a $2.1 million increase from approximately $7.8 million in fiscal year 2011. The increase is primarily a result of including the results of NuGen for the full year in the current year but only the fourth quarter in the prior year, which resulted in approximately $4.7 million of increased expenses in fiscal year 2012 compared to fiscal year 2011. This increase was partially offset by a decrease in incentive compensation of approximately $2.5 million, a result of decreased segment profitability. We expect selling, general and administrative expenses to remain consistent with the fiscal year 2012 results in future periods.

Income from equity method investments in Big River, Patriot and NuGen decreased from approximately $21.5 million in the prior year to approximately $0.6 million in the current year.

We recognized approximately $0.3 million of income from Big River in fiscal year 2012 which is approximately $6.6 million lower than the prior year amount of approximately $6.9 million. Big River’s results in the current year were negatively impacted from the decreased crush spread experienced in the ethanol industry.

We recognized approximately $0.4 million of income from Patriot in fiscal year 2012, which is approximately $4.9 million lower than the prior year amount of approximately $5.3 million. Patriot’s results in the current year were negatively impacted from the decreased crush spread experienced in the ethanol industry.

We recognized approximately $9.3 million of income pursuant to the equity method of accounting from NuGen in fiscal year 2011. Effective November 1, 2011, we ceased using the equity method of accounting for NuGen and began consolidating the results of NuGen.

Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

On November 1, 2011, we acquired 50% of the outstanding membership units of NuGen, which resulted in us owning approximately 98% of the outstanding membership units in NuGen. We applied acquisition accounting for this business combination achieved in stages, and recognized a loss of approximately $5.4 million by remeasuring the fair value of our equity method investment at the acquisition date and a bargain purchase gain of approximately $8.9 million related to the fair value of the assets acquired less liabilities assumed exceeding our consideration given for such net assets. This resulted in a bargain purchase gain, net, of approximately $3.5 million.

Interest expense increased approximately $1.4 million in the current year from the prior year to approximately $4.8 million. This increase is primarily a result of consolidating NuGen beginning November 1, 2011, versus using the equity method of accounting for NuGen prior to November 1, 2011. Based on current interest rates and debt levels, we expect interest expense to be in the range of $3.8 million to $4.3 million in fiscal year 2013.

Other income decreased to approximately $0.1 million in fiscal year 2012 compared to approximately $0.6 million in fiscal year 2011. Non recurring income recognized by NuGen related to dividends paid by a co-operative during the prior year is the primary reason for the decrease. We do not expect other income to be significant in future periods.

Losses on derivative financial instruments held by One Earth were approximately $0.4 million in the current year compared to approximately $1.1 million in the prior year. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

As a result of the factors discussed above, segment results decreased to a loss of approximately $1.0 million in the current year from a profit of approximately $48.6 million in the prior year.

Real Estate

The real estate segment includes all owned and sub-leased real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2013, we have lease agreements, as landlord, for six owned former retail stores (77,000 square feet). We have 11 owned former retail stores (139,000 square feet) that are vacant at January 31, 2013. We are marketing these vacant properties to lease or sell. In addition, one former distribution center is partially leased (356,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (111,000 square feet).

Net sales and revenue for the current year increased approximately $0.3 million over the prior year to approximately $1.6 million. The increase in revenue is primarily a result of a lease for a portion of a distribution center that was executed during the third quarter of fiscal year 2012 and leases for two properties that were executed during the fourth quarter of fiscal year 2011. Gross loss from this segment was approximately $0.3 million during the current year compared to approximately $1.2 million during the prior year. Gross loss decreased primarily as a result of impairment charges of approximately $0.4 million in the current year compared to approximately $1.2 million in the prior year. We expect gross profit or loss for fiscal year 2013 to be insignificant based upon leases currently executed.

Selling, general and administrative expenses were approximately $0.3 million in fiscal year 2012, consistent with the approximately $0.3 million in fiscal year 2011. We expect selling, general and administrative expenses in future periods to remain consistent with comparable historical periods.

As a result of the factors discussed above, segment loss was approximately $0.5 million in the current year compared to approximately $1.4 million in the prior year. Excluding any property sales that may occur in fiscal year 2013, we expect to generate another segment loss in fiscal year 2013 based upon the current number of vacant properties.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and interest income not directly allocated to the alternative energy or real estate segments and income from synthetic fuel investments.

Selling, general and administrative expenses were approximately $2.3 million in the current year consistent with the approximately $2.3 million of expenses in the prior year. We expect selling, general and administrative expenses in future periods to be consistent with current year levels.

Interest expense of approximately $0.1 million in the current year is consistent with prior year expense.

Interest income of approximately $0.1 million in the current year is approximately $0.2 lower than the prior year income. Interest income declined primarily as a result of lower levels of excess cash invested and yields earned on such excess cash.

Comparison of Fiscal Years Ended January 31, 2012 and 2011

Net Sales and Revenue – Net sales and revenue in fiscal year 2011 were approximately $409.9 million, a $174.4 million increase from approximately $235.5 million in fiscal year 2010. Net sales and revenue do not include sales from operations classified in discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of approximately $174.1 million. This increase is primarily a result of higher commodity prices during fiscal year 2011 and the acquisition of NuGen completed during the fourth quarter of fiscal year 2011. Net sales and revenue from our real estate segment increased approximately $0.3 million over the prior year to approximately $1.3 million.

Gross Profit – Gross profit was approximately $34.0 million in fiscal year 2011 versus approximately $33.6 million for fiscal year 2010. This represents an increase of approximately $0.4 million. Gross profit for fiscal year 2011 increased by approximately $1.3 million over the prior year as a result of operations in the alternative energy segment. Gross loss for fiscal year 2011 increased by approximately $0.9 million compared to the prior year from our real estate segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2011 were approximately $10.4 million (2.5% of net sales and revenue), an increase of approximately $1.6 million or 17.8% from approximately $8.8 million (3.7% of net sales and revenue) for fiscal year 2010. Compared to the prior year, these expenses increased approximately $2.0 million in the alternative energy segment and decreased approximately $0.4 million in the corporate and other category, respectively.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2011 and 2010, we recognized income of approximately $21.5 million and approximately $14.6 million, respectively from our equity investments in Big River, Patriot and NuGen. Effective November 1, 2011, we acquired an additional 50% equity interest in NuGen, which operates an ethanol producing facility in Marion, South Dakota. As of November 1, 2011, we ceased using the equity method of accounting for NuGen and began consolidating their results prospectively. We acquired our initial 48% ownership interest in NuGen on July 1, 2010. We currently have a 99% equity interest in NuGen.

Income from Big River and Patriot in fiscal year 2011 was relatively consistent with fiscal year 2010 levels. Income from Big River was approximately $6.9 million and $5.4 million in fiscal years 2011 and 2010, respectively. Big River benefited in fiscal year 2011 from increases in by-product pricing and patronage dividends. Income from Patriot was approximately $5.3 million and $5.2 million in fiscal years 2011 and 2010, respectively.

Income from NuGen was approximately $9.3 million and $4.0 million in fiscal years 2011 and 2010, respectively. The increase results primarily from increased crush spreads realized and recognizing ten months of equity method income from NuGen in fiscal year 2011 versus six months of equity method income from NuGen in fiscal year 2010.

Bargain purchase gain, net – On November 1, 2011, we acquired 50% of the outstanding membership units of NuGen, which resulted in us owning approximately 98% of the outstanding membership units in NuGen. We applied acquisition accounting for this business combination achieved in stages, and recognized a loss of approximately $5.4 million by remeasuring the fair value of our equity method investment at the acquisition date and a bargain purchase gain of approximately $8.9 million related to the fair value of the assets acquired less liabilities assumed exceeding our consideration given for such net assets. This resulted in a bargain purchase gain, net, of approximately $3.5 million.

Income from Synthetic Fuel Investments – During fiscal year 2011 we received approximately $2.9 million as final payment related to the sale of our membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming.

Interest Income – Interest income of approximately $0.4 million for fiscal year 2011 was consistent with the prior year.

Interest Expense – Interest expense increased to approximately $3.5 million for fiscal year 2011 from approximately $2.9 million for fiscal year 2010. The increase in interest expense was primarily attributable to the alternative energy segment as a result of consolidating NuGen effective November 1, 2011.

Loss on Early Termination of Debt – During fiscal years 2011 and 2010, we completed the early payoff of mortgage debt prior to maturity. As a result, we expensed certain unamortized financing costs and prepayment penalties of approximately $1,000 and $48,000 during fiscal years 2011 and 2010, respectively.

Other Income – Other income increased to approximately $0.6 million in fiscal year 2011. Nonrecurring income recognized by NuGen related to dividends paid by a co-operative during the current year is the primary reason for the increase.

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

Income Taxes – Our effective tax rate was 33.2% and 35.7% for fiscal years 2011 and 2010, respectively. Our effective tax rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. In addition, our effective rate was favorably impacted by approximately 4% during fiscal year 2011 as a result of domestic production activities deductions resulting from operations at certain of our ethanol plants.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $32.1 million for fiscal year 2011 versus approximately $22.3 million for fiscal year 2010.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. In addition, we have no remaining ownership or financial interest in Levelland Hockley and classify the results of Levelland Hockley as discontinued operations. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. In connection with the bankruptcy proceedings, the plant was sold on May 14, 2012 and on August 1, 2012, the bankruptcy case was converted to a Chapter 7 proceeding.

We had income from discontinued operations, net of taxes, of approximately $1.2 million in fiscal year 2011 compared to a loss of approximately $13.7 million in fiscal year 2010. Discontinued operations in both years include the amortization of deferred income related to extended service contracts sold when we operated the former retail segment. Eight properties were also sold and classified as discontinued operations during fiscal year 2011, resulting in a gain, net of taxes, of approximately $0.4 million. We sold or disposed of ten former retail store locations classified as discontinued operations in fiscal year 2010; as a result, we had a gain from disposal of discontinued operations, net of taxes, of approximately $0.2 million in fiscal year 2011. The large loss in fiscal year 2010 was primarily attributable to the recognition of losses totaling approximately $18.4 million (pre-tax) related to the impairment of notes receivable from Levelland Hockley and the deconsolidation of Levelland Hockley.

Noncontrolling Interests – Income or (loss) related to noncontrolling interests was approximately $5.4 million and approximately $3.7 million for fiscal years 2011 and 2010, respectively, and represents the owners’ (other than us) share of the income or loss of One Earth (full year of fiscal year 2011) and NuGen (fourth quarter of fiscal year 2011) and One Earth and Levelland Hockley (fiscal year 2010). Noncontrolling interests of One Earth and NuGen were approximately $5.2 million and approximately $0.2 million, respectively during fiscal year 2011. Noncontrolling interests of One Earth and Levelland Hockley were approximately $6.9 million and $(3.2) million, respectively, during fiscal year 2010.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $28.3 million for fiscal year 2011 compared to approximately $5.1 million for fiscal year 2010.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other.

Alternative Energy

The alternative energy segment includes the consolidated financial statements of One Earth and NuGen, our other investments in ethanol facilities, the income related to those investments and certain administrative expenses. One Earth began limited production operations late in the second quarter of fiscal year 2009 and became fully operational during the third quarter of fiscal year 2009. Effective November 1, 2011, we obtained a controlling financial interest in NuGen. Thus, we began consolidating the results of NuGen prospectively as of the acquisition date. Prior to November 1, 2011, we used the equity method of accounting to account for the results of NuGen. Effective January 31, 2011, we sold a portion of our ownership interest in Levelland Hockley. As a result, we no longer had a controlling financial interest in Levelland Hockley, and therefore, we deconsolidated Levelland Hockley effective January 31, 2011. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. In connection with the bankruptcy proceedings, the plant was sold on May 14, 2012 and on August 1, 2012, the bankruptcy case was converted to a Chapter 7 proceeding. As a result, we have no remaining ownership or financial interest in Levelland Hockley and have classified the results of Levelland Hockley as discontinued operations. The following table summarizes sales from One Earth and NuGen by product group during periods of consolidation (amounts in thousands):

	Years Ended January 31,
	2012	2011

Ethanol	$333,599	$194,860
Dried distillers grains	71,663	39,685
Modified distillers grains	2,276	—
Other	1,097	—
Total	$408,635	$234,545

The following table summarizes selected operating data from One Earth and NuGen during periods of consolidation:

	Years Ended January 31,
	2012	2011
Average selling price per gallon of ethanol	$2.49	$1.80
Average selling price per ton of dried distillers grains	$196.46	$125.67
Average selling price per ton of modified distillers grains	$93.42	$—
Average cost per bushel of grain	$6.66	$4.05
Average cost of natural gas (per mmbtu)	$4.88	$4.64

Net sales and revenue for fiscal year 2011 increased approximately $174.1 million over the prior year to approximately $408.6 million, primarily a result of increases in ethanol and dried distillers grains prices during fiscal year 2011 and the consolidation of NuGen’s results effective November 1, 2011. Ethanol sales increased from approximately $194.9 million in the prior year to approximately $333.6 million in fiscal year 2011. The average selling price per gallon of ethanol increased from $1.80 in the prior year to $2.49 in fiscal year 2011. Our ethanol sales were based upon approximately 134.0 million gallons in fiscal year 2011 compared to approximately 108.0 million gallons in the prior year. Dried distillers grains sales increased from approximately $39.7 million in the prior year to approximately $71.7 million in fiscal year 2011. The average selling price per ton of dried distillers grains increased from $125.67 in the prior year to $196.46 in fiscal year 2011. Our dried distillers grains sales were based upon approximately 365,000 tons in fiscal year 2011 compared to approximately 311,000 tons in the prior year.

Gross profit from alternative energy segment sales was approximately $35.2 million during fiscal year 2011 compared to approximately $33.8 million during fiscal year 2010. Gross profit improved primarily because of the volume and price increases in ethanol and distillers grains sold discussed above. Grain accounted for approximately 85% ($316.0 million) of our cost of sales during fiscal year 2011 compared to approximately 78% ($157.4 million) during fiscal year 2010. Natural gas accounted for approximately 5% ($18.6 million) of our cost of sales during fiscal year 2011 compared to approximately 7% ($14.6 million) during fiscal year 2010.

Selling, general and administrative expenses were approximately $7.8 million in fiscal year 2011, a $1.9 million increase from approximately $5.9 million in fiscal year 2010. A majority of the increase results from higher incentive compensation expense related to higher segment profitability during fiscal year 2011.

Income from equity method investments in Big River, Patriot and NuGen increased from approximately $14.6 million in fiscal year 2010 to approximately $21.5 million in fiscal year 2011.

We recognized approximately $6.9 million of income from Big River in fiscal year 2011 which is approximately $1.5 higher than the fiscal year 2010 amount of approximately $5.4 million. Big River benefited in fiscal year 2011 from increases in by-product pricing and patronage dividends.

We recognized approximately $5.3 million of income from Patriot in fiscal year 2011 which is consistent with the approximately $5.2 million of income recognized in fiscal year 2010.

We recognized approximately $9.3 million of income from NuGen in fiscal year 2011 which is approximately $5.3 million higher than the approximately $4.0 million of income recognized in fiscal year 2010. The increase results primarily from increased crush spreads realized and recognizing ten months of equity method income from NuGen in fiscal year 2011 versus six months of equity method income from NuGen in fiscal year 2010.

On November 1, 2011, we acquired 50% of the outstanding membership units of NuGen, which resulted in us owning approximately 98% of the outstanding membership units in NuGen. We applied acquisition accounting for this business combination achieved in stages, and recognized a loss of approximately $5.4 million by remeasuring the fair value of our equity method investment at the acquisition date and a bargain purchase gain of approximately $8.9 million related to the fair value of the assets acquired less liabilities assumed exceeding our consideration given for such net assets. This resulted in a bargain purchase gain, net, of approximately $3.5 million.

Interest expense increased approximately $0.6 million in fiscal year 2011 compared to fiscal year 2010 to approximately $3.4 million, primarily a result of consolidating NuGen in fiscal year 2011.

Other income increased to approximately $0.6 million in fiscal year 2011 compared to approximately $0.3 million in fiscal year 2010. Income recognized by NuGen related to dividends paid by a co-operative during fiscal year 2011 is the primary reason for the increase.

Losses on derivative financial instruments held by One Earth were approximately $1.1 million in fiscal year 2011 compared to approximately $2.1 million in fiscal year 2010. The losses in both fiscal year 2011 and 2010, were primarily a function of the movement in interest rates in those respective years.

As a result of the factors discussed above, segment profit increased to approximately $48.6 million in fiscal year 2011 from approximately $37.7 million in fiscal year 2010.

Real Estate

The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2012, we had lease agreements, as landlord, for six former retail stores (77,000 square feet). We had 16 owned former retail stores (206,000 square feet), that were vacant at January 31, 2012. In addition, one former distribution center was partially leased (221,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (246,000 square feet).

Net sales and revenue for fiscal year 2011 increased approximately $0.3 million over the fiscal year 2010 amount to approximately $1.3 million. The increase in revenue is primarily a result of a lease for a portion of a distribution center that was executed during the fourth quarter of fiscal year 2010.

Gross loss from this segment was approximately $1.2 million during fiscal year 2011 compared to approximately $0.3 million during fiscal year 2010. Gross loss increased primarily as a result of impairment charges of approximately $1.2 million in fiscal year 2011 compared to approximately $0.1 million in fiscal year 2010.

Selling, general and administrative expenses were approximately $0.3 million in fiscal year 2011, consistent with the $0.2 million in fiscal year 2010.

As a result of the factors discussed above, segment loss was approximately $1.4 million in fiscal year 2011 compared to approximately $0.5 million in fiscal year 2010.

Corporate and Other

Selling, general and administrative expenses were approximately $2.3 million in fiscal year 2011 consistent with the approximately $2.7 million of expenses in fiscal year 2010.

Interest expense of approximately $0.1 million in fiscal year 2011 was consistent with the expense in fiscal year 2010.

Interest income of approximately $0.3 million in fiscal year 2011 was consistent with the income in fiscal year 2010.

Liquidity and Capital Resources

Our primary sources of cash have been income from operations, dividends from ethanol investments and sales of real estate. Our primary uses of cash have been investments in ethanol entities, capital expenditures at our ethanol plants, long term debt repayments and stock repurchases.

Outlook – Our cash balance of approximately $69.1 million includes approximately $21.3 million held by One Earth and NuGen. Pursuant to their debt agreements, One Earth and NuGen are limited with respect to paying dividends. Thus, we expect that One Earth and NuGen will use a majority of their cash for working capital and debt service needs. All of our ethanol investments have significant amounts of long term debt and we expect these organizations to limit the payment of dividends based upon working capital needs, debt service requirements and the requirements of their respective loan agreements. Debt service payments in excess of scheduled amounts related to ethanol debt is the result of excess cash sweeps that are required pursuant to the respective ethanol plant’s debt agreement and are based upon percentages of profitability.

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

We expect that our ethanol operations will continue to be challenged during fiscal year 2013 until at least the fall harvest. A continued tight corn supply has negatively impacted the financial results of our ethanol plants. During the first quarter of fiscal year 2013, we expect our financial performance from our ethanol plants to improve compared to the fourth quarter of fiscal year 2012 as the crush spread has increased from 2012 levels. The CBOT crush spread (excludes any impact from variations in local corn and ethanol prices and basis paid) averaged approximately $(0.16) per gallon of ethanol during the first quarter of calendar year 2013 compared to approximately $(0.27) per gallon of ethanol during the fourth quarter of calendar year 2012.

We do not have combined significant commitments for capital expenditures at January 31, 2013. We expect capital expenditures to be in the range of approximately $2 million to $3 million in fiscal year 2013. We expect to fund such capital expenditures with available cash at our ethanol plant subsidiaries.

Operating Activities – Net cash provided by operating activities was approximately $17.0 million for fiscal year 2012 compared to $34.9 million in fiscal year 2011. During fiscal year 2012, operating cash flow was used by net loss of approximately $1.6 million including real estate impairment charges of approximately $0.6 million and other adjustments to net income of approximately $12.6 million, which consist of depreciation and amortization, income from equity method ethanol investments, derivative financial instruments, loss on disposal of real estate and property and equipment, deferred income and the deferred income tax provision. Big River paid dividends to REX of approximately $2.2 million during fiscal year 2012. Additionally, cash was provided by a refund on income taxes of approximately $0.7 million resulting from tax overpayments in prior years. Accounts receivable decreased approximately $1.2 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory decreased approximately $5.4 million, primarily a result of focused inventory management in the crush spread environment occurring during fiscal year 2012. Other liabilities decreased approximately $3.1 million, primarily a result of decreased accrued incentive compensation expenses associated with the decrease in profitability in the current year. Accounts payable decreased approximately $1.5 million, primarily a result of inventory receipts and timing of vendor payments.

Net cash provided by operating activities was approximately $34.9 million for fiscal year 2011. During fiscal year 2011, operating cash flow was provided by net income of approximately $33.7 million including real estate impairment charges of approximately $1.2 million and other adjustments to net income of approximately $(7.2) million, which consist of depreciation and amortization, income from equity method ethanol investments, bargain purchase gain, net, income from synthetic fuel investments, derivative financial instruments, gain on disposal of real estate and property and equipment, deferred income and the deferred income tax provision. Cash was provided by dividends received from our equity method investees (as returns on investment) of approximately $4.9 million, primarily a result of continued profitability at these entities. Big River, Patriot and NuGen paid dividends to REX of approximately $2.0 million, $1.6 million and $1.3 million, respectively, during fiscal year 2011. Additionally, cash was provided by a refund on income taxes of approximately $7.9 million resulting from net operating losses carried back to prior years. Accounts receivable decreased approximately $4.2 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Other liabilities increased approximately $1.9 million, primarily a result of increased accrued incentive compensation expenses associated with the increase in profitability in fiscal year 2011 and an increase in accrued natural gas taxes. Prepaid expenses and other assets decreased approximately $1.1 million, primarily as a result of decreases in deferred commission expense related to extended warranty plans sold when we operated our former retail segment. Inventory increased approximately $14.0 million, primarily a result of One Earth utilizing additional grain storage facilities for which construction was completed in fiscal year 2011 and an increase in grain prices over fiscal year 2010. Accounts payable increased approximately $1.2 million, primarily a result of inventory receipts and timing of vendor payments.

Investing Activities – Net cash provided by investing activities was approximately $25,000 during fiscal year 2012 compared to approximately $10.6 million for fiscal year 2011. Capital expenditures in fiscal year 2012 totaled approximately $3.7 million, the majority of which was for the improvements at the One Earth ethanol plant. Cash of approximately $2.9 million was provided by proceeds from the sale of real estate and property and equipment. Cash of approximately $0.9 million was provided as we received payments for a portion of the balance of our restricted investments which was a result of our outstanding extended service contracts declining.

Net cash provided by investing activities was approximately $10.6 million during fiscal year 2011. Capital expenditures in fiscal year 2011 totaled approximately $7.3 million, the majority of which was for the construction of non-food grade corn oil extraction equipment at the One Earth and NuGen ethanol plants. We received approximately $2.9 million as a final payment on the sale (in a prior year) of our interest in a synthetic fuel partnership. We will not receive additional payments in future periods related to this sale. We used cash of approximately $1.9 million for the purchase of an additional ownership interest in Patriot. The acquisition of NuGen provided cash of approximately $12.3 million which was primarily a result of NuGen’s cash position at the time we acquired NuGen exceeding the cash we paid as consideration. Cash of approximately $4.4 million was provided by proceeds from the sale of real estate and property and equipment.

Financing Activities – Net cash used in financing activities was approximately $23.0 million during fiscal year 2012 compared to approximately $61.5 million for fiscal year 2011. During fiscal year 2012, repayments of debt were approximately $16.8 million. The decrease in repayments of debt resulted primarily from the refinancing of NuGen’s debt in fiscal year 2011 which required significant payments on the existing debt of approximately $22.0 million. Stock option exercises in fiscal year 2012 generated cash of approximately $0.3 million. We used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. We do not expect such payments to noncontrolling members of One Earth and NuGen to increase significantly in fiscal year 2013. During fiscal year 2012, we purchased approximately 245,000 shares of our common stock for approximately $4.4 million in open market transactions.

Net cash used in financing activities was approximately $61.5 million during fiscal year 2011. During fiscal year 2011, repayments of debt were approximately $35.7 million. Stock option exercises in fiscal year 2011 generated cash of approximately $0.4 million. We used cash of approximately $0.6 million to pay for loan fees associated with NuGen’s long term debt refinancing. We used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of One Earth. We used cash of approximately $1.3 million to repay the contingent consideration liability related to the initial acquisition of NuGen in fiscal year 2010. During fiscal year 2011, we purchased approximately 1.3 million shares of our common stock for approximately $22.2 million in open market transactions.

At January 31, 2013, we had a remaining authorization from our Board of Directors to purchase approximately 417,000 shares of our common stock. We plan to hold all acquired shares in treasury for possible future use.

At January 31, 2013, we had approximately $106.9 million of debt outstanding at a weighted average interest rate of approximately 3.7%, with maturities from July 2014 to October 2016. During fiscal year 2012, we made principal payments of approximately $16.8 million on long-term debt from scheduled repayments and early payoffs. During fiscal year 2011, we made principal payments of approximately $35.7 million on long-term debt from scheduled repayments and early payoffs.

One Earth Subsidiary Level Debt

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009. The term loan bears interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.2% to 3.4% at January 31, 2013). Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries.

Borrowings are secured by all property of One Earth. As of January 31, 2013, approximately $58.2 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts are as follows:

•	Maintain a fixed charge coverage ratio, measured on a rolling four quarters trailing basis, of at least 1.10 to 1.00.

This ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments. At December 31, 2012, the fixed charge coverage ratio was 0.54 to 1.00.

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with One Earth) less total current liabilities. At December 31, 2012, working capital was approximately $19.0 million.

•	Capital expenditures are limited to $3.0 million annually.

For the year ended December 31, 2012, capital expenditures were approximately $2.4 million.

One Earth was in compliance with all covenants, as applicable, except for the maintenance of a fixed charge coverage ratio, of at least 1.10 to 1.00 at December 31, 2012. On March 13, 2013, One Earth entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment includes:

1)	a permanent waiver, by the lender, of the requirement to maintain the fixed charge coverage ratio at December 31, 2012 and

2)	a modification of the covenant regarding maintenance of the fixed charge coverage ratio to a requirement that One Earth maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually beginning December 31, 2013.

Based on our forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, non-food grade corn oil and natural gas as well as other assumptions management believes to be reasonable, management believes that One Earth will be able to maintain compliance with the covenants pursuant to its loan agreement with the First National Bank of Omaha for the next 12 months. Management also believes that cash flow from operating activities together with working capital will be sufficient to meet One Earth’s liquidity needs. However, if a material adverse change in the financial position of One Earth should occur, or if actual sales or expenses are substantially different than what has been forecasted, One Earth’s liquidity, and ability to fund future operating and capital requirements and compliance with debt covenants, could be negatively impacted.

One Earth paid approximately $1,364,000 in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2013, our proportionate share of restricted net assets related to One Earth was approximately $77.9 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth had no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2013 and 2012.

One Earth has no issued letters of credit as of January 31, 2013 and approximately $36,000 issued letters of credit as of January 31, 2012.

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

Borrowings are secured by all property of NuGen. As of January 31, 2013, approximately $48.1 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts are as follows:

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with NuGen) less total current liabilities. At January 31, 2013, working capital was approximately $12.8 million.

•	Maintain a fixed charge coverage ratio of at least 1.10 to 1.00 (beginning with the quarter and year ended January 31, 2013).

This ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments. At January 31, 2013, the fixed charge coverage ratio was 0.41 to 1.00.

•	Capital expenditures are limited to $2.5 million annually, except for fiscal year 2012 which has a limit of $6.0 million.

For the fiscal year ended January 31, 2013, capital expenditures were approximately $0.4 million.

NuGen was in compliance with all covenants, as applicable, except for the maintenance of a fixed charge coverage ratio, of at least 1.10 to 1.00 at January 31, 2013. On March 13, 2013, NuGen entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment includes:

1)	a permanent waiver, by the lender, of the requirement to maintain the fixed charge coverage ratio at January 31, 2013 and
43

2)	a modification of the covenant regarding maintenance of the fixed charge coverage ratio to a requirement that NuGen maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually beginning January 31, 2014 and

3)	a modification of the covenant regarding maintenance of working capital levels to a requirement that NuGen maintain minimum working capital of not less than $7.5 million measured at its quarters ending April 30, 2013, July 31, 2013 and October 31, 2013. As of January 31, 2014 and thereafter, NuGen shall maintain minimum working capital of not less than $10.0 million.

Based on our forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, non-food grade corn oil and natural gas as well as other assumptions management believes to be reasonable, management believes that NuGen will be able to maintain compliance with the covenants pursuant to its loan agreement with the First National Bank of Omaha for the next 12 months. Management also believes that cash flow from operating activities together with working capital will be sufficient to meet NuGen’s liquidity needs. However, if a material adverse change in the financial position of NuGen should occur, or if actual sales or expenses are substantially different than what has been forecasted, NuGen’s liquidity, and ability to fund future operating and capital requirements and compliance with debt covenants, could be negatively impacted.

NuGen paid approximately $0.6 million in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2013, our proportionate share of restricted net assets related to NuGen was approximately $50.0 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with First National Bank of Omaha.

NuGen had no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2013 and 2012.

On a consolidated basis, approximately 73.2% of our net assets (including equity method investees) are restricted pursuant to the terms of various loan agreements as of January 31, 2013. Including only our consolidated subsidiaries, approximately 51.7% of our net assets are restricted as of January 31, 2013.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, long term debt and interest rate management.

The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2013 (amounts in thousands):

	Payment due by period

		Less
		than 1	1-3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years

Long-term debt obligations	$106,929	$15,623	$58,308	$32,998	$—
Interest on variable rate debt (a)	8,737	3,384	4,400	953	—
Interest on fixed rate debt	78	41	37	—	—
Other (b)	44,181	6,612	12,321	11,458	13,790

Total (c)	$159,925	$25,660	$75,066	$45,409	$13,790

(a)	The interest rates effective as of January 31, 2013 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(b)	Amounts represent primarily payments due for rail car usage contracts at One Earth and NuGen.

(c)	We are not able to determine the likely settlement period for uncertain tax positions, accordingly, approximately $2.2 million of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement period, if any, for interest rate swaps, accordingly approximately $2.8 million of liabilities for derivative financial instruments have been excluded from the table above. We are not able to determine the likely settlement for forward basis corn purchase contracts, accordingly, payments for such contracts have been excluded from the table above.

Seasonality and Quarterly Fluctuations

We have experienced seasonality in our ethanol business during fiscal years 2011 and 2010 as we had experienced higher sales, gross margins and operating profits during the fourth quarter of those fiscal years. This trend was not experienced in fiscal year 2012 and we believe this trend is unlikely to continue into future years with the expiration of the Volumetric Ethanol Excise Tax Credit as of December 31, 2011. We believe the expiration of the tax credit or threat of the expiration (fiscal year 2010) created an increase in ethanol demand during the fourth quarter of fiscal year 2011 and 2010.

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

Revenue Recognition – We recognize sales from ethanol, distillers grains and non-food grade corn oil when title transfers to customers, upon shipment from our plant. Shipping and handling charges billed to ethanol, distillers grains and non-food grade corn oil customers are included in net sales and revenue.

We include income from our real estate leasing activities in net sales and revenue. We account for these leases as operating leases. Accordingly, minimum rental revenue is recognized on a straight-line basis over the term of the lease.

We sold, prior to our exit of the retail business, retail product service contracts covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. We retain the obligation to perform warranty service and such costs are charged to operations as incurred. All related revenue and expense is classified in discontinued operations.

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

Investments – The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which we are the primary beneficiary. The evaluation of consolidation under ASC 810 “Consolidation” is complex and requires judgments to be made. We consolidate the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. The Company accounts for its investments in Big River Resources, LLC (“Big River”) and Patriot Holdings, LLC (“Patriot”) using the equity method of accounting and includes the results of these entities on a delayed basis of one month.

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

Inventory – Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide for a permanent write down of inventory, for inventory items that have a cost greater than net realizable value. The write down of inventory was approximately $466,000 and $153,000 at January 31, 2013 and 2012, respectively. Fluctuations in the write down of inventory generally relate to the levels and composition of such inventory at a given point in time. The assumptions we currently use include our estimates of the selling prices of ethanol, distillers grains and non-food grade corn oil.

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

In determining the fair value of the Company’s assets associated with the purchase of NuGen on November 1, 2011, we utilized two valuation methods:

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

See Note 3 of the Notes to the Consolidated Financial Statements for a further discussion of the acquisition of NuGen.

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards and other deferred tax assets. We determined that it is more likely than not that we will be able to generate sufficient taxable income in future years to allow for the full utilization of the federal net operating loss and federal AMT credit carryforward and other deferred tax assets other than those reserved. In determining the need for a valuation allowance, we have assumed that our ethanol plants and real estate assets will generate future taxable income. We are projecting that the future operations of One Earth and NuGen will be profitable. We are assuming that we will be relatively successful in our real estate marketing efforts. In addition, we have considered the fact that our AMT credit carryforward has an indefinite life and that federal net operating losses can be carried forward up to twenty years. In general, we have used approximately $20.0 million as the assumed average of future years’ pre-tax income. We believe our assumed target level of earnings is reasonable based upon historical experience and expectations of real estate rental income and ethanol plant operating income. In addition, we considered other factors in our assessment. Although during fiscal years 2009, 2010 and 2012 we realized a taxable loss, we generated taxable income in fiscal year 2011 through our ethanol and real estate operations. Furthermore, the taxable loss is attributable, in large part, to accelerated depreciation deductions for income tax purposes. Such deductions are not expected to continue at levels we have seen in the last three years as evidenced by the net deferred tax liability of approximately $3.2 million recorded at January 31, 2013. In addition, we have significant financial resources to deploy in future income producing activities.

A valuation allowance of approximately $1.9 million and approximately $1.7 million was recorded at January 31, 2013 and January 31, 2012, respectively which is primarily for certain state net operating loss carryforwards and other deferred tax assets. Should estimates of future income differ significantly from our prior estimates, we could be required to make a material change to our deferred tax valuation allowance. The primary assumption used to estimate the valuation allowance has been estimates of future state taxable income. Such estimates can have material variations from year to year based upon expected levels of income from our ethanol plants, leasing income and gains on real estate sales. Factors that could negatively affect future taxable income include adverse changes in the commercial real estate market and the ethanol crush spread. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

As of January 31, 2013, total unrecognized tax benefits were approximately $1.8 million, and accrued penalties and interest were approximately $0.4 million. If we were to prevail on all unrecognized tax benefits recorded, approximately $0.1 million of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

Recoverability of Long-Lived Assets – Given the nature of our business, events and changes in circumstances include, but are not limited to, a significant decline in our estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in our estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for asset groups in our real estate reportable segment) or a change in the spread between ethanol and grain prices that would indicate or result in greater than six consecutive months of estimated or actual negative cash flows (for asset groups in our alternative energy reportable segment).

We test for recoverability of an asset group by comparing its carrying amount to its estimated undiscounted future cash flows. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, we recognize an impairment charge for the amount by which the asset group’s carrying amount exceeds its fair value, if any. We generally determine the fair value of the asset group using a discounted cash flow model based on market participant assumptions (for income producing asset groups) or by obtaining appraisals based on the market approach and comparable market transactions (for non-income producing asset groups).

In our real estate reportable segment, each individual real estate property represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As such, we separately test individual real estate properties for recoverability. Our real estate reportable segment includes both income producing and non-income producing asset groups.

In our alternative energy reportable segment, each individual ethanol plant represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities. As such, we separately test individual ethanol plants for recoverability. In addition to the general events and changes in circumstances noted above that indicate that an asset group may not be recoverable, we also consider the following events as indicators: the decision to suspend operations at a plant for at least a six month period, or an expected or actual failure to maintain compliance with debt covenants at our ethanol plants. Our alternative energy reportable segment includes only income producing asset groups.

New Accounting Pronouncements

Effective February 1, 2012, we adopted the third phase of amended guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The adoption of this amended guidance impacted additional disclosure.

Effective January 1, 2012, we adopted the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update increases the prominence of other comprehensive income in the financial statements by eliminating the option to present other comprehensive income in the statement of stockholders’ equity. We have elected to present net income and other comprehensive income in two separate but consecutive statements. The updated presentation, which has been implemented retroactively for all comparable periods presented, did not impact our financial position, results of operations or cash flows.

Effective February 1, 2013, we will adopt the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures will be implemented retrospectively and will not impact our financial position, results of operations or cash flows.

There were no other new accounting standards issued during fiscal year 2012 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $106.3 million in variable-rate debt as of January 31, 2013. Of this amount, approximately $37.8 million is fixed by an interest rate swap. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 280 to 325 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $0.3 million over the term of the debt. However, this change would be greater should LIBOR rates exceed 4.0%, which is the floor interest rate of the NuGen subsidiary level long term debt.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the First National Bank of Omaha during fiscal year 2007. This swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%. The swap settlements commenced on July 31, 2009; the swap terminates on July 8, 2014. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at January 31, 2013 would change the fair value of the interest rate swap by approximately $0.3 million.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2013, One Earth and NuGen combined have purchase commitments for approximately 16.9 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn by May 2013. One Earth and NuGen have combined sales commitments for approximately 29.8 million gallons of ethanol, 60,000 tons of distillers grains and 4.7 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil by April 2013. Less than 1% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $44.3 million for the remaining forecasted ethanol sales. Approximately 8% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $14.6 million for the remaining forecasted distillers grains sales. Approximately 12% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.3 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 6% of our estimated corn usage for the next 12 month was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn for current pricing would result in an increase in annual cost of goods sold of approximately $49.9 million for the remaining forecasted corn usage.

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$69,073	$75,013
Accounts receivable - net	11,567	12,784
Inventory	24,919	30,349
Refundable income taxes	1,347	1,816
Prepaid expenses and other	4,091	3,987
Deferred taxes - net	3,930	3,090
Total current assets	114,927	127,039
Property and equipment - net	223,180	240,084
Other assets	6,761	7,884
Equity method investments	59,959	61,679
Restricted investments and deposits	503	1,363
TOTAL ASSETS	$405,330	$438,049

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in Thousands)

	January 31,
LIABILITIES AND EQUITY	2013	2012
CURRENT LIABILITIES:
Current portion of long term debt	$15,623	$15,222
Accounts payable – trade	4,655	6,985
Deferred income	627	1,864
Accrued real estate taxes	2,651	2,750
Accrued payroll and related items	302	2,882
Derivative financial instruments	1,859	1,694
Other current liabilities	5,742	5,844
Total current liabilities	31,459	37,241
LONG TERM LIABILITIES:
Long term debt	91,306	108,527
Deferred taxes	7,141	4,642
Deferred income	—	552
Derivative financial instruments	930	2,541
Other long term liabilities	211	2,703
Total long term liabilities	99,588	118,965
COMMITMENTS AND CONTINGENCIES:
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	143,575	142,994
Retained earnings	322,028	324,323
Treasury stock, 21,701 and 21,523 shares, respectively	(219,550)	(215,105)
Total REX shareholders’ equity	246,352	252,511
Noncontrolling interests	27,931	29,332
Total equity	274,283	281,843
TOTAL LIABILITIES AND EQUITY	$405,330	$438,049

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2013	2012	2011

Net sales and revenue	$657,737	$409,923	$235,545
Cost of sales	644,201	375,921	201,990
Gross profit	13,536	34,002	33,555
Selling, general and administrative expenses	(12,545)	(10,377)	(8,810)
Equity in income of unconsolidated ethanol affiliates	627	21,532	14,558
Bargain purchase gain, net	—	3,541	—
Income from synthetic fuel investments	—	2,883	—
Interest income	166	416	436
Interest expense	(4,870)	(3,459)	(2,935)
Loss on early termination of debt	—	(1)	(48)
Other income	80	625	5
Loss on disposal of real estate and property and equipment, net	(480)	—	—
Loss on derivative financial instruments	(370)	(1,148)	(2,116)
(Loss) income from continuing operations before income taxes	(3,856)	48,014	34,645
Benefit (provision) for income taxes	1,639	(15,957)	(12,358)
(Loss) income from continuing operations	(2,217)	32,057	22,287
Income (loss) from discontinued operations, net of tax	500	1,206	(13,706)
Gain on disposal of discontinued operations, net of tax	129	435	161
Net (loss) income	(1,588)	33,698	8,742
Net income attributable to noncontrolling interests	(707)	(5,428)	(3,673)
Net (loss) income attributable to REX common shareholders	$(2,295)	$28,270	$5,069
Weighted average shares outstanding – basic	8,272	9,117	9,651
Basic (loss) income per share from continuing operations attributable to REX common shareholders	$(0.35)	$2.92	$1.93
Basic income (loss) per share from discontinued operations attributable to REX common shareholders	0.06	0.13	(1.42)
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.01	0.05	0.02

Basic net (loss) income per share attributable to REX common shareholders	$(0.28)	$3.10	$0.53

Weighted average shares outstanding – diluted	8,272	9,187	9,825
Diluted (loss) income per share from continuing operations attributable to REX common shareholders	$(0.35)	$2.90	$1.89
Diluted income per share from discontinued operations attributable to REX common shareholders	0.06	0.13	(1.39)
Diluted gain per share on disposal of discontinued operations attributable to REX common shareholders	0.01	0.05	0.02
Diluted net (loss) income per share attributable to REX common shareholders	$(0.28)	$3.08	$0.52
Amounts attributable to REX common shareholders:
(Loss) income from continuing operations, net of tax	$(2,924)	$26,629	$18,614
Income (loss) from discontinued operations, net of tax	629	1,641	(13,545)
Net (loss) income	$(2,295)	$28,270	$5,069

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in Thousands)

	Years Ended January 31,
	2013	2012	2011

Net (loss) income	$(1,588)	$33,698	$8,742
Other comprehensive loss:
Reclassification adjustment for net gains included in net income, net of tax	—	—	(49)
Comprehensive (loss) income	(1,588)	33,698	8,693
Comprehensive income attributable to noncontrolling interests	(707)	(5,428)	(3,673)
Comprehensive (loss) income attributable to REX common shareholders	$(2,295)	$28,270	$5,020

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011
(Amounts in Thousands)

	REX Shareholders
							Accumulated
	Common Shares						Other
	Issued		Treasury		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance at January 31, 2010	29,853	$299	20,045	$(186,407)	$141,698	$290,984	$49	$28,473	$275,096
Net income						5,069		3,673	8,742
Treasury stock acquired			515	(8,229)					(8,229)
Reclassification adjustment for net gains included in net income, net of tax							(49)		(49)
Deconsolidation of subsidiary								(7,114)	(7,114)
Stock options and related tax effects	—	—	(99)	923	595	—	—	—	1,518
Balance at January 31, 2011	29,853	299	20,461	(193,713)	142,293	296,053	—	25,032	269,964
Net income						28,270		5,428	33,698
Treasury stock acquired			1,519	(25,662)					(25,662)
Acquisition of business								956	956
Noncontrolling interests distribution and other								(2,084)	(2,084)
Stock options and related tax effects	—	—	(457)	4, 270	701	—	—	—	4,971
Balance at January 31, 2012	29,853	299	21,523	(215,105)	142,994	324,323	—	29,332	281,843
Net (loss) income						(2,295)		707	(1,588)
Treasury stock acquired			278	(5,445)					(5,445)
Noncontrolling interests distribution and other								(2,108)	(2,108)
Stock options and related tax effects	—	—	(100)	1,000	581	—	—	—	1,581
Balance at January 31, 2013	29,853	$299	21,701	$(219,550)	$143,575	$322,028	$—	$27,931	$274,283

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,588)	$33,698	$8,742
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,602	12,086	17,943
Impairment charges and loss on deconsolidation, net of cash divested of $2,304	—	—	16,120
Impairment charges on real estate	562	1,227	1,021
Income from equity method investments	(627)	(21,532)	(14,558)
Dividends received from equity method investments	2,206	4,918	4,965
Bargain purchase gain, net	—	(3,541)	—
Income from synthetic fuel investments	—	(2,883)	—
Derivative financial instruments	(1,446)	(1,288)	(361)
Loss (gain) on disposal of real estate and property and equipment	357	(683)	(293)
Deferred income	(1,789)	(3,982)	(7,816)
Deferred income tax	(504)	14,667	3,803
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable	1,217	4,216	(2,472)
Inventory	5,430	(14,039)	(554)
Prepaid expenses and other assets	498	1,059	(2,022)
Income taxes refundable	719	7,852	4,310
Accounts payable-trade	(1,448)	1,191	761
Other liabilities	(3,141)	1,930	(1,668)
Net cash provided by operating activities	17,048	34,896	27,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,684)	(7,342)	(6,033)
Proceeds from synthetic fuel investments	—	2,883	—
Purchase of investments	—	(1,947)	(9,214)
Acquisition of business, net of cash acquired	—	12,293	—
Proceeds of note receivable	—	—	965
Proceeds from sale of real estate and property and equipment	2,849	4,445	7,986
Restricted investments	860	237	500
Net cash provided by (used in) investing activities	25	10,569	(5,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt	(16,820)	(35,653)	(24,793)
Stock options exercised	265	362	1,518
Payments for loan fees	—	(627)	—
Payments to noncontrolling interests holders	(2,085)	(2,084)	—
Repayments of contingent consideration liability	—	(1,251)	—
Treasury stock acquired	(4,373)	(22,218)	(8,229)
Net cash used in financing activities	(23,013)	(61,471)	(31,504)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,940)	(16,006)	(9,379)
CASH AND CASH EQUIVALENTS-Beginning of year	75,013	91,019	100,398
CASH AND CASH EQUIVALENTS-End of year	$69,073	$75,013	$91,019
Non cash activities-Cashless exercises of stock options	$1,071	$3,444	$—
Non cash activities-Accrued capital expenditures	$—	$882	$102
Non cash activities-Accrued noncontrolling interest holders payments	$23	$—	$—

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of Rex American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2013, the Company maintains ownership interests in four ethanol entities and manages a portfolio of real estate located in 11 states. The Company operates in two reportable segments, alternative energy and real estate. The Company completed the exit of its retail business during fiscal year 2009 although it will continue to recognize, in discontinued operations, revenue and expense associated with administering extended service policies.

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

Concentrations of Risk –The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents. During fiscal years 2012 (four customers), 2011 (three customers) and 2010 (two customers), accounted for approximately 81%, 78% and 45%, respectively, of the Company’s net sales and revenue. At January 31, 2013 and 2012, these customers represented approximately 80% and 58%, respectively, of the Company’s accounts receivable balance. These customers (in fiscal year 2012) were Archer Daniels Midland, Biourja Trading, LLC, CHS, Inc. and United Bio Energy.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The write-down of inventory was $466,000 and $153,000 at January 31, 2013 and 2012, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices.

The components of inventory at January 31, 2013, and January 31, 2012 are as follows (amounts in thousands):

	2013	2012

Ethanol and other finished goods	$7,306	$5,318
Work in process	4,414	3,819
Grain and other raw materials	13,199	21,212

Total	$24,919	$30,349

Property and Equipment – Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment. The components of property and equipment at January 31, 2013 and 2012 are as follows (amounts in thousands):

	2013	2012

Land and improvements	$23,980	$25,094
Buildings and improvements	38,056	40,710
Machinery, equipment and fixtures	221,638	212,797
Leasehold improvements	—	366
Construction in progress	39	7,194

	283,713	286,161
Less: accumulated depreciation	(60,533)	(46,077)

	$223,180	$240,084

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge of $562,000 in fiscal year 2012, of which $419,000 is included in cost of sales and $143,000 is classified as discontinued operations in the Consolidated Statements of Operations. The Company recorded an impairment charge of $1,227,000 in fiscal year 2011, all of which is included in cost of sales. The Company recorded an impairment charge of $1,021,000 in fiscal year 2010, of which $89,000 is included in cost of sales and $932,000 is classified as discontinued operations in the Consolidated Statements of Operations. The impairment charges classified as cost of sales in fiscal years 2012, 2011 and 2010 relate to individual properties in the Company’s real estate segment. The impairment charges in fiscal years 2012 and 2010 classified as discontinued operations relate to individual properties that have been sold that were previously included in the Company’s real estate segment. These impairment charges are primarily related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for asset groups in the real estate reportable segment) or a change in the spread between ethanol and grain prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for asset groups in the alternative energy reportable segment).

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

Depreciation expense was approximately $16,081,000, $11,721,000 and $15,800,000 in fiscal years 2012, 2011 and 2010, respectively.

Investments and Deposits – Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates market. Restricted investments at January 31, 2013 and 2012 are required by two states to cover possible future claims under extended service policies over the remaining life of the service policy contract. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as available for sale.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

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

Revenue Recognition – The Company recognizes sales from the production of ethanol, distillers grains and non-food grade corn oil when title transfers to customers, upon shipment from the ethanol plant. Shipping and handling charges billed to customers are included in net sales and revenue.

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

Interest Cost – No interest was capitalized during fiscal years 2012, 2011 and 2010. Cash paid for interest in fiscal years 2012, 2011 and 2010 was approximately $4,449,000, $3,174,000 and $4,701,000, respectively.

Deferred Financing Costs – Direct expenses and fees associated with obtaining long-term debt are capitalized and amortized to interest expense over the life of the loan using the effective interest method.

Financial Instruments – The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Statements of Operations. The Company paid settlements of interest rate swaps of approximately $1,816,000, $2,436,000 and $2,477,000 in fiscal years 2012, 2011 and 2010, respectively.

Forward grain purchase and ethanol and distillers grains sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol quantities expected to be produced over a reasonable period of time in the normal course of business.

Stock Compensation – The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options were granted in the fiscal years ended January 31, 2013, January 31, 2012 or January 31, 2011. The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2013:

			Weighted Average
		Weighted	Remaining	Aggregate
	Shares	Average Exercise	Contractual Term	Intrinsic Value
	(000’s)	Price	(in years)	(000’s)

Outstanding—Beginning of year	269	$13.15
Granted	—	—
Exercised	(100)	14.30
Canceled or expired	—	—

Outstanding and exercisable—End of year	169	$12.46	1.0	$1,582

The total intrinsic value of options exercised in the fiscal years ended January 31, 2013, 2012 and 2011, was approximately $1.8 million, $3.2 million and $0.7 million, respectively, resulting in tax deductions to realize benefits of approximately $0.2 million, $1.2 million and $0.3 million, respectively. At January 31, 2013, there was no unrecognized compensation cost related to nonvested stock options. See Note 12 for a further discussion of stock options.

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

Discontinued Operations – The Company classifies sold real estate assets and operations from its alternative energy segment in discontinued operations when the operations and cash flows of the real estate assets or alternative energy segment operations have been (or will be) eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the real estate or alternative energy segment assets after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors. For purposes of reporting the operations of real estate or alternative energy segment assets meeting the criteria for discontinued operations, the Company reports net sales and revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those assets as discontinued operations. Certain corporate level charges, such as general office expense, certain interest expense, and other “fixed” expenses are not allocated to discontinued operations because the Company believes that these expenses were not specific to components’ operations.

New Accounting Pronouncements – Effective February 1, 2012, the Company adopted the third phase of amended guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The adoption of this amended guidance impacted additional disclosure.

Effective January 1, 2012, the Company adopted the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update increases the prominence of other comprehensive income in the financial statements by eliminating the option to present other comprehensive income in the statement of stockholders’ equity. The Company elected to present net income and other comprehensive income in two separate but consecutive statements. The updated presentation, which has been implemented retroactively for all comparable periods presented, did not impact the Company’s financial position, results of operations or cash flows.

Effective February 1, 2013, the Company will adopt the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures will be implemented retrospectively and will not impact the Company’s financial position, results of operations or cash flows.

2.	INVESTMENTS AND DEPOSITS

The Company has $203,000 and $743,000 at January 31, 2013 and 2012, respectively, on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida.

In addition to the deposit with the Florida Department of Financial Services, the Company has $300,000 and $620,000 at January 31, 2013 and 2012, respectively, invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations.

The Company’s equity investments are accounted for under ASC 323 “Investments-Equity Method and

Joint Ventures”. The following table summarizes equity method investments at January 31, 2013 and 2012 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount January 31, 2013	Carrying Amount January 31, 2012

Big River Resources, LLC	10%	$32,438	$34,370
Patriot Holdings, LLC	27%	27,521	27,309

Total Equity Method Investments		$59,959	$61,679

The Company invested $20 million in Big River, a holding company for several entities, for a 10% ownership interest. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in West Burlington, Iowa. During fiscal year 2012, the plant shipped 96 million gallons of ethanol. The plant has been in operation since 2004. Big River Resources Galva, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in Galva, Illinois. During fiscal year 2012, the plant shipped 104 million gallons of ethanol. The plant has been in operation since 2009. Big River Resources United Energy, LLC, a 50.5% owned subsidiary of Big River, operates an ethanol manufacturing plant in Dyersville, Iowa. During fiscal year 2012, the plant shipped 104 million gallons of ethanol. Big River acquired its interest in this plant in 2009. Big River Resources Boyceville, LLC, a wholly owned subsidiary of Big River operates an ethanol manufacturing plant in Boyceville, Wisconsin. During fiscal year 2012, the plant shipped 57 million gallons of ethanol. Big River acquired its interest in this plant in 2011. The Company recorded income of approximately $274,000, $6,931,000 and $5,387,000 as its share of earnings from Big River during fiscal years 2012, 2011 and 2010, respectively. The Company received dividends of approximately $2.2 million, $2.0 million and $1.6 million from Big River during fiscal years 2012, 2011 and 2010, respectively. At January 31, 2013, the carrying value of the investment in Big River is approximately $32.4 million; the amount of underlying equity in the net assets of Big River is approximately $30.9 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and is recorded within equity method investments on the accompanying Consolidated Balance Sheets.

The Company invested $16 million in Patriot for a 27% ownership interest. Patriot operates an ethanol manufacturing plant in Annawan, Illinois. During fiscal year 2012, the plant shipped 118 million gallons of ethanol. The plant has been in operation since 2008. The Company recorded income of approximately $353,000, $5,274,000 and $5,159,000 as its share of earnings from Patriot during fiscal years 2012, 2011 and 2010, respectively. The Company received no dividends from Patriot during fiscal year 2012. The Company received dividends of approximately $1.6 million from Patriot during each of fiscal years 2011 and 2010. At January 31, 2013, the carrying value of the investment in Patriot is approximately $27.5 million; the amount of underlying equity in the net assets of Patriot is approximately $26.3 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and capitalized interest and is recorded within equity method investments on the accompanying Consolidated Balance Sheets. Capitalized interest is amortized as a basis difference over the life of the asset.

Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota. On November 1, 2011, the Company acquired an additional 50% equity interest in NuGen. Following the purchase, the Company owns all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 99% equity interest in NuGen. The Company recorded income (under the equity method of accounting) of approximately $9,327,000 and $4,011,000 as its share of earnings from NuGen during fiscal years 2011 and 2010. Effective November 1, 2011, the Company ceased using the equity method of accounting and began consolidating the results of NuGen.

Undistributed earnings of equity method investees totaled approximately $21.2 million and $22.8 million at January 31, 2013 and 2012, respectively.

Summarized financial information for each of the Company’s equity method investees, as of their fiscal year end is presented in the following table (amounts in thousands):

As of December 31, 2012

	Patriot	Big River

Current assets	$22,302	$139,879
Non current assets	161,319	375,803
Total assets	$183,621	$515,682
Current liabilities	$20,201	$90,865
Long-term liabilities	65,867	87,301
Total liabilities	$86,068	$178,166
Noncontrolling interests	$—	$29,007

As of December 31, 2011

	Patriot	Big River

Current assets	$24,972	$139,858
Non current assets	168,518	406,522
Total assets	$193,490	$546,380
Current liabilities	$20,966	$72,798
Long-term liabilities	76,103	111,928
Total liabilities	$97,069	$184,726
Noncontrolling interests	$—	$33,224

Summarized financial information for each of the Company’s equity method investees except for NuGen is presented in the following table for the years ended December 31, 2012, 2011 and 2010. The summarized information for NuGen is presented for the ten months ended October 31, 2011 and for the six months ended December 31, 2010 (amounts in thousands):

Year Ended December 31, 2012
	Patriot	Big River

Net sales and revenue	$365,302	$1,135,956
Gross profit	$7,685	$20,651
Income from continuing operations	$1,320	$2,799
Net income	$1,320	$2,799

Year Ended December 31, 2011 and Period from January 1, 2011 through October 31, 2011 (NuGen)

	Patriot	Big River	Nugen

Net sales and revenue	$377,250	$1,162,308	$256,973
Gross profit	$29,207	$105,207	$24,490
Income from continuing operations	$22,615	$71,384	$18,133
Net income	$22,615	$71,384	$18,133

Year Ended December 31, 2010 and Period from July 1, 2010 through December 31, 2010 (NuGen)

	Patriot	Big River	Nugen

Net sales and revenue	$261,117	$742,163	$121,871
Gross profit	$26,936	$83,671	$12,977
Income from continuing operations	$21,385	$52,478	$9,772
Net income	$21,385	$52,478	$9,772

Patriot and Big River have debt agreements that limit and restrict amounts the entities can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at January 31, 2013 are approximately $367.6 million. At January 31, 2013, the Company’s proportionate share of restricted net assets of Patriot and Big River combined is approximately $52.9 million.

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

The results of NuGen’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. Subsequent to the acquisition date, and during fiscal year 2011, the Company included approximately $84.1 million of net sales and revenue and approximately $4.0 million of net income from NuGen in its Consolidated Statement of Operations. The Company paid approximately $10.4 million of cash, and the fair value of the Company’s previously held equity in interest in NuGen was approximately $18.6 million.

Prior to this acquisition, the Company owned 48% of NuGen. In accordance with ASC 805, the Company accounted for this transaction as a business combination achieved in stages, and thus remeasured its previously held investment to fair value and recorded a $5.4 million remeasurement loss, determined based on the excess of carrying value ($24.0 million) over fair value ($18.6 million). This fair value was determined using both a market and income approach, both of which contain significant unobservable inputs.

Under the market approach, the Company used market data of comparable historical ethanol plant sales to estimate that the fair value of the property, plant and equipment acquired was $83.0 million (based on the low end of comparable pricing) and the fair value of total net assets acquired (or equity value) was $42.9 million.

Under the income approach, the Company computed the present value of estimated discrete period cash flows using a discount rate of 23%. The sum of the present values of the discrete period cash flows and the terminal value indicated a fair value of property, plant and equipment of $74.2 million and a fair value of net assets acquired (or equity value) of $35.6 million.

The Company gave equal weight to the values derived under the market approach and the income approach, which indicated a fair value of property, plant and equipment of $78.6 million, and a fair value of total net assets (or equity value) of $39.0 million. The acquisition date fair value of the Company’s existing 48% equity interest in NuGen ($18.6 million) was derived by multiplying the $39.0 million equity value of NuGen by the Company’s 48% ownership interest as of the acquisition date.

Based on the indicated fair values of consideration transferred, assets acquired and liabilities assumed, the Company calculated a gain on bargain purchase as follows (amounts in thousands):

Consideration transferred:
Cash	$10,413
Fair value of non-controlling interest	955
Fair value of 48% equity method investment	18,642
$30,010
Net assets acquired:
Cash	$24,971
Accounts receivable	7,381
Inventory	8,491
Prepaid expenses and other current assets	711
Other assets	2,995
Property, plant and equipment	78,618
Current liabilities	(19,167)
Long-term debt	(65,000)
$39,000
Bargain purchase gain	$8,990
66

Before recognizing the bargain purchase gain, the Company reassessed whether and confirmed that all of the assets acquired and all of the liabilities assumed had been correctly identified. The Company also considered various qualitative factors to evaluate if the former owners received an adequate rate of return on their investment despite the bargain purchase gain, including: 1) the seller was a farmer cooperative group primarily in the business of storing and selling corn. Prior to acquiring NuGen, the farmer cooperative group sold corn to the NuGen plant. The seller acquired NuGen in 2009 in order to preserve the farmer cooperative group’s ability to sell its corn (and not out of desire to enter the ethanol industry). After recovering their initial investment in NuGen via distributions from operations, the farmer cooperative group was no longer motivated to remain in, and thus desired to exit from, the ethanol industry; 2) the $10.4 million purchase price for an additional 50% equity interest in NuGen was determined based on an arms-length negotiation between REX management and the seller and represented a significant premium over the seller’s initial investment when it purchased NuGen at a bargain out of bankruptcy; 3) the seller desired liquidity for its grain operations expansion, unrelated to NuGen; and 4) by selling an additional 50% equity interest in NuGen to REX, the seller believed that it would continue doing business with a familiar, trusted business partner.

The seller’s desire to obtain liquidity on a short time frame, coupled with a keen interest in continuing to do business with a trusted business partner, contributed to the seller’s decision to negotiate a transaction with REX.

The gain on bargain purchase of approximately $8.9 million, combined with the loss related to the equity method investment remeasurement of approximately $5.4 million is recorded as “Bargain Purchase Gain, Net” of $3.5 million on the accompanying Consolidated Statement of Operations in fiscal year 2011.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and NuGen, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2011 (in thousands, except per share amounts):

Year Ended January 31, 2012

Net sales and revenue	$684,615
Net income	$34,939
Basic net income per share	$3.83
Diluted net income per share	$3.80

Transaction costs related to the acquisition of NuGen were insignificant.

4.	FAIR VALUE

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methods, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Unobservable inputs are developed based on the best information available, which may include the Company’s own data.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2013 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Cash Equivalents	$2	$—	$—	$2
Money Market Mutual Fund (1)	300	—	—	300
Investment in Cooperative (1)	—	—	252	252
Total Assets	$302	$—	$252	$554

Interest Rate Swap Derivative Liabilities	$—	$2,789	$—	$2,789
68

Financial assets and liabilities measured at fair value at January 31, 2012 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Cash Equivalents	$2	$—	$—	$2
Money Market Mutual Fund (1)	620	—	—	620
Investment in Cooperative (1)	—	—	219	219
Total Assets	$622	$—	$219	$841

Interest Rate Swap Derivative Liabilities	$—	$4,235	$—	$4,235

(1) The money market mutual fund is included in “Restricted investments and deposits” and the investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

The following table provides a reconciliation of the activity related to assets measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Investment in Cooperative

Balance, January 31, 2011	$—
Equity allocation	219
Balance, January 31, 2012	219
Fair value adjustment	33
Balance, January 31, 2013	$252

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

The Company reviews its long-lived assets for impairment on at least an annual basis based on the carrying value of these assets. As a result of vacancies at owned real estate locations, the Company tested certain long-lived assets for impairment using a fair value measurement approach. The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and the implied fair value of these assets using recent sales data of comparable properties, and other subjective assumptions. Upon completion of its impairment analysis, which was performed at various times throughout fiscal year 2012, the Company determined that the carrying value of certain long-lived assets exceeded the fair value of these assets.

Accordingly, in fiscal year 2012, the Company recorded long-lived asset impairment charges of approximately $419,000.

Assets measured at fair value at January 31, 2013 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2013	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$2,096	$—	$—	$2,096	$419

Assets measured at fair value at January 31, 2012 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2012	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$8,803	$—	$—	$8,803	$1,227

5.	SYNTHETIC FUEL LIMITED PARTNERSHIPS

During fiscal year 2005, the Company sold its membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through December 2007. The plant was subsequently sold and during fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. During fiscal year 2011, a final payment of $2.9 million was received with respect to the “qualified production”. Income related to this payment was recognized during fiscal year 2011, as collectability of the amount became assured. No income was recognized during fiscal years 2012 and 2010. The Company will not receive additional payments, or recognize additional income from this investment.

6.	OTHER ASSETS

The components of other noncurrent assets at January 31, 2013 and 2012 are as follows (amounts in thousands):

	January 31,
	2013	2012

Deferred financing costs, net	$781	$1,306
Prepaid commissions	164	729
Deposits	2,064	2,564
Real estate taxes refundable	2,614	1,969
Other	1,138	1,316

Total	$6,761	$7,884

Deferred financing costs represent amounts paid to obtain both mortgage debt and borrowings under One Earth’s and NuGen’s debt arrangements. Such amounts are amortized as interest expense using the effective interest method. Future amortization expense is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2014	$428
2015	281
2016	69
2017	3
Total	$781

Prepaid commissions represent sales commissions paid in connection with extended warranties sold by the Company’s former retail sales staff. Such amounts are capitalized and amortized ratably over the life of the extended warranty plan sold. Future amortization of prepaid commissions is as follows (amounts in thousands):

Year Ended January 31,	Amortization

2014	$164

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with vendors and governmental authorities involved in the ethanol industry.

7.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with ASC 260, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased under the treasury stock method. As there was a loss from continuing operations in fiscal year 2012, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For fiscal year 2012, a total of 168,755 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares is antidilutive. For fiscal years 2011 and 2010 all shares subject to outstanding options were dilutive.

The following table reconciles the basic and diluted net income per share from continuing operations computations for each year presented for fiscal years 2011 and 2010 (amounts in thousands, except per-share amounts):

	2011

	Income	Shares	Per Share
Basic net income per share from continuing operations attributable to REX common shareholders	$26,629	9,117	$2.92
Effect of stock options		70
Diluted net income per share from continuing operations attributable to REX common shareholders	$26,629	9,187	$2.90

	2010

	Income	Shares	Per Share
Basic net income per share from continuing operations attributable to REX common shareholders	$18,614	9,651	$1.93
Effect of stock options		174
Diluted net income per share from continuing operations attributable to REX common shareholders	$18,614	9,825	$1.89

8.	LEASES

At January 31, 2013, the Company has lease agreements, as landlord, for six owned properties. All of the leases are accounted for as operating leases. The Company recognized lease revenue of approximately $1,570,000, $1,288,000 and $1,000,000 in fiscal years 2012, 2011 and 2010, respectively. As of January 31, 2013, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended	Minimum
January 31,	Rentals

2014	$1,445
2015	1,070
2016	511
2017	443
2018	231
Thereafter	1,221

$4,921

9.	COMMON STOCK

During fiscal years 2012, 2011 and 2010, the Company purchased 278,369 shares, 1,518,877 shares and 514,657 shares, respectively, of its common stock for approximately $5,445,000, $25,662,000 and

$8,229,000, respectively. Included in these amounts are shares the Company received totaling 32,935 and 213,288 for the years ended January 31, 2013 and 2012, respectively, as tenders of the exercise price of stock options exercised by certain officers and directors of the Company. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $1,071,000 and $3,444,000 for the years ended January 31, 2013 and, 2012, respectively. At January 31, 2013, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 417,021 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31, 2013	January 31, 2012
Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	8,152	8,330

10.	LONG-TERM DEBT AND INTEREST RATE SWAPS

Long-term debt consists of notes payable secured by certain land, buildings and equipment. Interest rates ranged from 3.2% to 8.4% in fiscal years 2012 and 2011. Principal and interest are payable periodically over terms that generally range up to 5 years. The following provides information on rates segregated as fixed or variable and by term for fiscal years 2012 and 2011:

January 31, 2013
		Balance
Interest Rates	Maturity	(in thousands)

	Variable
3.15% - 4.00%	Within four years	$106,309

	Fixed
8.40%	Within three years	$620

January 31, 2012
		Balance
Interest Rates	Maturity	(in thousands)

	Variable
3.19% - 4.00%	Within five years	$122,678

	Fixed
8.40%	Within five years	$1,071
73

Annual expected maturities of long-term debt are as follows (amounts in thousands):

Year Ending
January 31,

2014	$15,623
2015	52,596
2016	5,712
2017	32,998

$106,929

The fair value of the Company’s long-term debt at January 31, 2013 and 2012 was approximately $107.0 million and $123.8 million, respectively. The fair value was estimated using a Level 2 discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements.

One Earth Energy Subsidiary Level Debt

During the third quarter of fiscal year 2009, pursuant to the terms of the loan agreement, One Earth converted their construction loan into a term loan. Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. The term loan bears interest at rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.2% to 3.4% at January 31, 2013). Borrowings are secured by all property of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of January 31, 2013 and 2012, approximately $58.2 million and $69.1 million, respectively, was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA, working capital, and debt service coverage ratio requirements. One Earth was in compliance with these covenants at January 31, 2013, as applicable, except for the maintenance of a fixed charge coverage ratio, of at least 1.10 to 1.00 at December 31, 2012. On March 13, 2013, One Earth entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment includes:

1)	a permanent waiver, by the lender, of the requirement to maintain the fixed charge coverage ratio at December 31, 2012 and

2)	a modification of the covenant regarding maintenance of the fixed charge coverage ratio to a requirement that One Earth maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually beginning December 31, 2013.

Based on the Company’s forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, non-food grade corn oil and natural gas as well as other assumptions management believes to be reasonable, management believes that One Earth will be able to maintain compliance with the covenants pursuant to its loan agreement with the First National Bank of Omaha for the next 12 months. Management also believes that cash flow from operating activities together with working capital will be sufficient to meet One Earth’s liquidity needs.

One Earth has a $10.0 million revolving loan facility that matures May 29, 2013. Borrowings under this facility bear interest at LIBOR plus 280 basis points. One Earth had no outstanding borrowings on the revolving loan as of January 31, 2013 or 2012.

One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are being amortized ratably over the term of the loan. At January 31, 2013, the Company’s proportionate share of restricted assets related to One Earth was approximately $77.9 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At January 31, 2013 and 2012, One Earth recorded a liability of approximately $2.8 million and $4.2 million, respectively, related to the fair value of the remaining swap. The change in fair value is recorded in the Consolidated Statements of Operations.

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

Borrowings are secured by all property of NuGen. As of January 31, 2013 and 2012, approximately $48.1 million and $53.6 million, respectively, was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA and working capital and debt service coverage ratio requirements. NuGen was in compliance with all covenants, as applicable, except for the maintenance of a fixed charge coverage ratio, of at least 1.1 to 1.0 at January 31, 2013. On March 13, 2013, NuGen entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment includes:

1)	a permanent waiver, by the lender, of the requirement to maintain the fixed charge coverage ratio at January 31, 2013 and

2)	a modification of the covenant regarding maintenance of the fixed charge coverage ratio to a requirement that NuGen maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually beginning January 31, 2014 and

3)	a modification of the covenant regarding maintenance of working capital levels to a requirement that NuGen maintain minimum working capital of not less than $7.5 million measured at its quarters ending April 30, 2013, July 31, 2013 and October 31, 2013. As of January 31, 2014 and thereafter, NuGen shall maintain minimum working capital of not less than $10.0 million.
75

Based on the Company’s forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, non-food grade corn oil and natural gas as well as other assumptions management believes to be reasonable, management believes that NuGen will be able to maintain compliance with the covenants pursuant to its loan agreement with the First National Bank of Omaha for the next 12 months. Management also believes that cash flow from operating activities together with working capital will be sufficient to meet NuGen’s liquidity needs.

NuGen paid approximately $0.6 million in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2013, the Company’s proportionate share of restricted assets related to NuGen was approximately $49.5 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with First National Bank of Omaha.

NuGen had no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2013 or 2012.

On a consolidated basis, approximately 73.2% of the Company’s net assets (including equity method investees) are restricted as of January 31, 2013. Including only consolidated subsidiaries, approximately 51.7% of the Company’s net assets are restricted as of January 31, 2013.

11.	FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of January 31, 2013, the notional value of the interest rate swap was approximately $37.8 million. At January 31, 2013, the Company has recorded a liability of approximately $2.8 million related to the fair value of the swap. The change in fair value was recorded in the Consolidated Statements of Operations. The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at January 31, 2013 is summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$37,811	$2,789

The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at January 31, 2012 is summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$41,824	$4,235

As the interest rate swap is not designated as a cash flow hedge, the realized and unrealized gains and losses on the derivative instruments is reported in current earnings. The Company reported losses of approximately $370,000, $1,148,000 and $2,116,000, in fiscal years 2012, 2011 and 2010, respectively.

Swap settlement payments to the counterparty totaled approximately $1,816,000, $2,436,000 and $2,477,000 in fiscal years 2012, 2011 and 2010, respectively.

12.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX American Resources Corporation 1995 Omnibus Stock Incentive Plan and the REX American Resources Corporation 1999 Omnibus Stock Incentive Plan (the “Omnibus Plans”). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2013, 108,011 and 2,302,425 shares remain available for issuance under the 1995 and 1999 Plans, respectively.

The following summarizes stock option activity for fiscal years 2012, 2011 and 2010 (amounts in thousands, except per-share amounts):

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding—Beginning of year	269	$13.15	726	$10.16	824	$10.14
Exercised	(100)	14.30	(457)	8.41	(98)	10.00
Canceled or expired	—	—	—	—	—	—

Outstanding—End of year	169	$12.46	269	$13.15	726	$10.16

Exercisable—End of year	169	$12.46	269	$13.15	726	$10.16

Price ranges and other information for stock options outstanding as of January 31, 2013 were as follows (amounts in thousands, except per share amounts):

Outstanding and Exercisable
		Weighted	Weighted
Range of		Average	Average
Exercise	Shares	Exercise	Remaining
Prices	(000’s)	Price	Life

$12.04 to $13.01	169	$12.46	1.0

13.	COMMITMENTS

One Earth and NuGen have combined forward purchase contracts for approximately 16.9 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the corn through May 2013.

One Earth and NuGen have combined sales commitments for approximately 29.8 million gallons of ethanol, 60,000 tons of distillers grains and 4.7 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and corn oil through April 2013.

Forward grain purchase, ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of the accounting standards because these arrangements are for purchases of grain and sales of ethanol, distillers grains and corn oil that will be delivered in quantities expected to be used by One Earth and NuGen over a reasonable period of time in the normal course of business.

One Earth has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is paid over 120 equal installments of $36,500. Payments began in February 2009. One Earth paid approximately $438,000 pursuant to the lease in each of fiscal years 2012, 2011 and 2010.

One Earth has entered into agreements with unrelated parties for the lease of railcars that will be used to ship ethanol. These leases expire on various dates through May 31, 2022. One Earth pays a monthly lease amount per railcar. One Earth paid approximately $1,723,000, $1,193,000 and $1,322,000 pursuant to the lease in fiscal years 2012, 2011 and 2010, respectively.

One Earth has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of One Earth’s distillers grains production during the term of the contract. The contract called for One Earth to pay a fee per ton of distillers grains for the Distillers Grains Marketer’s services. The contract was amended on December 6, 2010, to reduce the fee for DDGS, and the termination date was extended to July 1, 2014. One Earth paid approximately $627,000 in each of fiscal years 2012 and 2011 for these marketing services.

One Earth has a grain origination agreement with Alliance Grain, under which it purchased 100% of its grain during fiscal years 2012, 2011 and 2010. One Earth pays to Alliance Grain a certain amount per bushel for procurement fees. The term of the agreement expires October 31, 2014, and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 180 days prior to the expiration of the then current term of the agreement.

NuGen has entered into agreements with unrelated parties for the lease of railcars that will be used to ship ethanol and distillers grains. These leases expire on various dates through September 30, 2022. NuGen pays a monthly lease amount per railcar. NuGen paid approximately $2,714,000 and $482,000 pursuant to the leases in fiscal years 2012 and 2011, respectively.

14.	INCOME TAXES

The (benefit) provision for income taxes from continuing operations for fiscal years 2012, 2011 and

2010 consists of the following (amounts in thousands):

	2012	2011	2010

Federal:
Current	$—	$434	—
Deferred	(1,611)	13,842	10,731

	(1,611)	14,276	10,731

State and Local:
Current	—	685	—
Deferred	(28)	996	1,627

	(28)	1,681	1,627

(Benefit) provision for income taxes	$(1,639)	$15,957	$12,358

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2013 and 2012 (amounts in thousands):

	2013	2012

Assets:
Deferral of service contract income	$136	$590
Accrued liabilities	46	553
Installment sales of limited partnerships	—	288
Stock based compensation	338	406
Property and equipment, net	613	—
Federal net operating loss carryforward	7,625	—
AMT credit carryforward	23,589	23,994
Alcohol fuels tax credit	573	—
State net operating loss carryforward	3,236	2,338
Other items	748	1,305
Valuation allowance	(1,891)	(1,676)

Total	35,013	27,798
Liabilities:
Basis in pass through entities, including depreciation	(36,489)	(29,068)
Other	(1,735)	(282)

Total	(38,224)	(29,350)
Net deferred tax liability	$(3,211)	$(1,552)
79

The Company has approximately $23.6 million and $24.0 million of AMT credit carryforwards as of January 31, 2013 and 2012, respectively. The AMT credit carryforwards can be used to offset future regular income tax liabilities subject to certain limitations. The AMT credit carryforwards have no expiration date. The Company must generate approximately $157 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

The Company has a federal net operating loss carryforward of approximately $21.8 million which expires in fiscal year 2032.

The Company has state net operating loss carryforwards of approximately $40.9 million, net of the federal benefit, which will begin to expire in fiscal year 2013.

The Company has a valuation allowance of approximately $1,891,000 at January 31, 2013. The Company increased the valuation allowance by $215,000, $434,000 and $664,000 in fiscal years 2012 2011, and 2010, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

The Company paid income taxes of approximately $51,000, $1,550,000 and $1,310,000 in fiscal years 2012, 2011 and 2010, respectively. The Company received refunds of income taxes of approximately $1,005,000, $7,208,000 and $5,691,000 in fiscal years 2012, 2011 and 2010, respectively.

The effective income tax rate on consolidated pre-tax loss or income differs from the federal income tax statutory rate for fiscal years 2012, 2011 and 2010 as follows:

	2012	2011	2010

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	5.3	4.1	0.9
Net increase in valuation allowance	(4.7)	1.6	2.1
Domestic production activities deduction	—	(3.8)	—
Uncertain tax positions	(1.4)	0.2	0.3
Noncontrolling interest	6.5	(4.1)	(2.3)
Other	1.8	0.2	(0.3)

Total	42.5%	33.2%	35.7%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2009 and prior.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As a result of the adoption of this accounting standard, the Company recorded a $287,000 decrease to retained earnings. As of January 31, 2013, total unrecognized tax benefits were $1,768,000, and accrued penalties and interest were $389,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $82,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Years Ended
	January 31,
	2013	2012

Unrecognized tax benefits, beginning of year	$2,484	$2,976
Changes for tax positions for prior years	(327)	(492)
Changes for tax positions for current year	—	—

Unrecognized tax benefits, end of year	$2,157	$2,484

15.	DISCONTINUED OPERATIONS

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, all operations of the Company’s former retail segment, including extended warranty revenues and costs, and certain sold properties have been classified as discontinued operations for all periods presented. Once real estate property has been sold, and no continuing involvement is expected, the Company classifies the results of the operations as discontinued operations. Through a series of investments, the Company had a controlling financial interest in Levelland Hockley. The plant was shut down in January 2011. Effective January 31, 2011, the Company no longer had a controlling financial interest and deconsolidated Levelland Hockley and began using the equity method of accounting. The Company recorded a pretax charge of approximately $18.4 million as a result of deconsolidating Levelland Hockley and writing its remaining investments in Levelland Hockley to $0 at January 31, 2011. On April 27, 2011, Levelland Hockley voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas. In connection with the bankruptcy proceedings, the plant was sold on May 24, 2012 and on August 1, 2012, the bankruptcy case was converted to a Chapter 7 proceeding. As a result, the Company has no remaining ownership or financial interest in Levelland Hockley and classifies the results of Levelland Hockley as discontinued operations. Below is a table reflecting certain items of the Consolidated Statements of Operations that were reclassified as discontinued operations for fiscal years 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Net sales and revenue	$1,899	$4,150	$73,998

Cost of sales	$457	$846	$71,638
Impairment charges and loss on deconsolidation	$—	$—	$18,424

Income (loss) before income taxes	$778	$1,925	$(21,833)
(Provision) benefit for income taxes	(278)	(719)	8,127
Income (loss) from discontinued operations, net of tax	$500	$1,206	$(13,706)

Gain on disposal before provision for income taxes	$201	$695	$288
Provision for income taxes	(72)	(260)	(127)
Gain on disposal of discontinued operations, net of tax	$129	$435	$161

16.	CONTINGENCIES

The Company sold its entire interest, through a series of transactions, in three former partnerships (Colona, Somerset and Gillette) that owned synthetic fuel facilities. As such, the Company was no longer allocated Section 29/45K tax credits after fiscal year 2005. In connection with the Colona and Somerset sales, the Company received contingent payments based upon percentages of qualified Section 29/45K credits generated. In connection with the sale of the Gillette partnership, the Company was eligible to receive contingent payments based upon the amount of “qualified production.” The Company has recognized approximately $4.7 million of income from these sales from years the partnerships have open tax years with the IRS. In the event that the synthetic fuel tax credits are reduced as a result of IRS audits, the amount of proceeds realized from the sales could be significantly impacted.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2013 or 2012 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

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

	Years Ended January 31,
	2013	2012	2011
Net sales and revenues:
Alternative energy	$656,167	$408,635	$234,545
Real estate	1,570	1,288	1,000
Total net sales and revenues	$657,737	$409,923	$235,545

Segment gross profit (loss):
Alternative energy	$13,830	$35,179	$33,842
Real estate	(294)	(1,177)	(287)
Total gross profit	$13,536	$34,002	$33,555

Segment profit (loss):

Alternative energy segment (loss) profit	$(1,027)	$48,580	$37,682
Real estate segment loss	(511)	(1,376)	(467)
Corporate expenses	(2,340)	(2,307)	(2,724)
Interest expense	(65)	(86)	(175)
Interest income	87	320	329
Income from synthetic fuel investments	—	2,883	—
(Loss) income from continuing operations before income taxes	$(3,856)	$48,014	$34,645

Sales of products alternative energy segment:
Ethanol	76%	82%	83%
Dried distillers grains	18%	17%	17%
Modified distillers grains	4%	1%	—%
Other	2%	—%	—%
Total	100%	100%	100%

Sales of services real estate segment:
Leasing	100%	100%	100%

Interest income:
Alternative energy	$37	$48	$68
Real estate	42	48	39
Unallocated	87	320	329

Total interest income	$166	$416	$436
83

	Years Ended January 31,
	2013	2012	2011
Depreciation and amortization expense:
Alternative energy	$16,073	$11,653	$11,315
Real estate	487	351	261
Unallocated	—	—	182
Total depreciation and amortization expense	$16,560	$12,004	$11,758

Equity in income of unconsolidated affiliates:
Alternative energy	$627	$21,532	$14,558
Real estate	—	—	—
Total equity in income of unconsolidated affiliates	$627	$21,532	$14,558

Additions to property and equipment:
Alternative energy	$2,802	$7,276	$5,677
Real estate	—	66	356
Total additions to property and equipment	$2,802	$7,342	$6,033

Assets:
Alternative energy	$337,857	$367,029	$257,202
Real estate	13,326	17,458	22,235
Corporate and other	54,147	53,562	96,285
Total assets	$405,330	$438,049	$375,722

Additions to other long lived assets:
Alternative energy	$645	$2,624	$10,112
Real estate	—	—	—
Total additions to other long lived assets	$645	$2,624	$10,112

Long term debt:
Alternative energy	$90,873	$107,706	$69,049
Corporate and other	433	821	1,924
Total long term debt	$91,306	$108,527	$70,973
84

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

Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $21.3 million held by One Earth and NuGen will be used primarily to fund working capital needs for the subsidiaries.

18.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit (loss), net income (loss) and net income (loss) per share (basic and diluted) for each quarter during the last two fiscal years. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2012	2012	2012	2013

Net sales and revenue (a)	$151,007	$153,164	$178,927	$174,639
Gross profit (loss) (a)	5,521	6,952	3,632	(2,569)
Net income (loss)	1,492	1,289	893	(5,262)
Net income (loss) attributable to REX common shareholders	933	806	409	(4,443)
Basic net income (loss) per share attributable to REX common shareholders (b)	$0.11	$0.10	$0.05	$(0.54)
Diluted net income (loss) per share attributable to REX common shareholders (b)	$0.11	$0.10	$0.05	$(0.54)

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2011	2011	2011	2012 (c)

Net sales and revenue (a)	$81,163	$73,796	$84,499	$170,465
Gross profit (loss) (a)	4,745	(214)	9,002	20,469
Net income	5,556	2,033	8,327	17,782
Net income attributable to REX common shareholders	4,652	2,347	6,482	14,789
Basic net income per share attributable to REX common shareholders (b)	$0.49	$0.25	$0.70	$1.77
Diluted net income per share attributable to REX common shareholders (b)	$0.49	$0.25	$0.70	$1.76
85

a)	Amounts differ from those previously reported as a result of retail operations and certain real estate assets sold being reclassified as discontinued operations and other reclassifications.

b)	The total of the quarterly net income (loss) per share amounts do not equal the annual net loss or income per share amount due to the impact of varying amounts of shares and options outstanding during the year. In addition, basic net loss per share equals diluted net loss per share in periods a net loss is reported.

c)	The quarter ended January 31, 2012 includes the results of NuGen in the consolidated information. Effective November 1, 2011, the Company ceased using the equity method to account for NuGen and began consolidating NuGen’s results.

19.	RELATED PARTIES

During fiscal years 2012 and 2011, One Earth purchased approximately $275.8 million and $265.5 million, respectively, of corn from the Alliance Grain Elevator, an equity investor.

20.	SUBSEQUENT EVENTS

See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of events occurring subsequent to January 31, 2013, affecting long-term debt at One Earth and NuGen.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX American Resources Corporation

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the three years in the period ended January 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits. We did not audit the financial statements of Patriot Holdings, LLC, an equity method investment for which the Company’s equity method investment of $27,521,000 and $27,309,000 as of January 31, 2013 and 2012, respectively, and equity in income of unconsolidated affiliates of $353,000, $5,274,000 and $5,159,000 for the years ended January 31, 2013, 2012, and 2011, respectively, are included in the accompanying consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patriot Renewable Fuels, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of REX American Resources Corporation and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 1 and Note 15, the consolidated financial statements have been adjusted for the retrospective presentation of discontinued operations. Additionally, as discussed in Note 3, the Company acquired a majority ownership position in an existing equity method investment effective November 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated

87

April 9, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 9, 2013

Schedule I – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS PARENT COMPANY ONLY
(Amounts in Thousands)

	January 31,

ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$47,744	$46,066
Accounts receivable - net	280	203
Refundable income taxes	1,347	1,816
Prepaid expenses and other	259	253
Deferred taxes - net	3,930	3,090
Total current assets	53,560	51,428
Property and equipment - net	12,365	16,404
Other assets	1,045	1,825
Equity method investments	189,012	196,871
Restricted investments and deposits	503	1,363
TOTAL ASSETS	$256,485	$267,891

See notes to condensed financial information of parent company.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS PARENT COMPANY ONLY (continued)
(Amounts in Thousands)

LIABILITIES AND EQUITY	2013	2012
CURRENT LIABILITIES:
Current portion of long term debt	$187	$250
Accounts payable – trade	40	148
Deferred income	552	1,864
Accrued real estate taxes	387	410
Accrued payroll and related items	60	2,606
Other current liabilities	1,308	1,565
Total current liabilities	2,534	6,843
LONG TERM LIABILITIES:
Long term debt	433	821
Deferred taxes	6,955	4,461
Deferred income	—	552
Other long term liabilities	211	2,703
Total long term liabilities	7,599	8,537
COMMITMENTS AND CONTINGENCIES
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	143,575	142,994
Retained earnings	322,028	324,323
Treasury stock, 21,701 and 21,523 shares, respectively	(219,550)	(215,105)
Total shareholders’ equity	246,352	252,511

TOTAL LIABILITIES AND EQUITY	$256,485	$267,891

See notes to condensed financial information of parent company.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS PARENT COMPANY ONLY
(Amounts in Thousands)

	Years Ended January 31,
	2013	2012	2011

Net sales and revenue	$1,570	$1,288	$1,000
Cost of sales	1,864	2,465	1,287
Gross loss	(294)	(1,177)	(287)
Selling, general and administrative expenses	(2,897)	(6,053)	(5,438)
Equity in (loss) income of consolidated and unconsolidated ethanol affiliates	(1,451)	43,100	33,762
Bargain purchase gain, net	—	3,541	—
Income from synthetic fuel investments	—	2,883	—
Interest income	129	369	1,173
Interest expense	(65)	(85)	(127)
Loss on early termination of debt	—	(1)	(48)
Other income	10	9	5
(Loss) income from continuing operations before income taxes	(4,568)	42,586	29,040
Benefit (provision) for income taxes	1,644	(15,957)	(12,210)
(Loss) income from continuing operations	(2,924)	26,629	16,830
Income (loss) from discontinued operations, net of tax	500	1,206	(11,924)
Gain on disposal of discontinued operations, net of tax	129	435	163
Net (loss) income	$(2,295)	$28,270	$5,069

See notes to condensed financial information of parent company.

91

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME PARENT COMPANY ONLY
(Amounts in Thousands)

	Years Ended January 31,
	2013	2012	2011

Net (loss) income	$(2,295)	$28,270	$5,069
Other comprehensive loss:
Reclassification adjustment for net gains included in net income, net of tax	—	—	(49)

Comprehensive (loss) income	$(2,295)	$28,270	$5,020

See notes to condensed financial information of parent company.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS PARENT COMPANY ONLY
(Amounts in Thousands)

	Years Ended January 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,295)	$28,270	$5,069
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	937	967	2,358
Impairment charges and loss on deconsolidation, net of cash divested of $2,304	—	—	15,023
Impairment charges on real estate	562	1,227	1,021
Loss (income) from equity method investments	1,451	(43,100)	(29,691)
Dividends received from equity method investments	6,267	9,995	4,965
Bargain purchase gain, net	—	(3,541)	—
Income from synthetic fuel investments	—	(2,883)	—
Loss (gain) on disposal of real estate and property and equipment	(133)	(683)	(293)
Deferred income	(1,864)	(3,982)	(7,816)
Deferred income tax	(908)	14,587	3,702
Changes in assets and liabilities, net of acquisition and deconsolidation:
Accounts receivable	(77)	1	343
Prepaid expenses and other assets	773	1,295	1,808
Income taxes refundable	719	7,852	4,310
Accounts payable-trade	(108)	67	(1,307)
Other liabilities	(2,762)	1,866	(1,783)
Net cash provided by (used in) operating activities	2,562	11,938	(2,291)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(66)	(356)
Proceeds from synthetic fuel investments	—	2,883	—
Purchase of investments	—	(21,625)	(9,214)
Proceeds of note receivable	—	—	965
Proceeds from sale of real estate and property and equipment	2,815	4,345	7,986
Restricted investments	860	237	500
Net cash provided by (used in) investing activities	3,675	(14,226)	(119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt	(451)	(1,195)	(701)
Stock options exercised	265	362	1,518
Repayments of contingent consideration liability	—	(1,251)	—
Treasury stock acquired	(4,373)	(22,218)	(8,229)
Net cash used in financing activities	(4,559)	(24,302)	(7,412)
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,678	(26,590)	(9,822)
CASH AND CASH EQUIVALENTS-Beginning of year	46,066	72,656	82,478
CASH AND CASH EQUIVALENTS-End of year	$47,744	$46,066	$72,656
Non cash activities-Cashless exercises of stock options	$1,071	$3,444	$—

See notes to condensed financial information of parent company.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS PARENT COMPANY ONLY

1. BASIS OF PRESENTATION

Rex American Resources Corporation, the Parent Company, is a holding company that conducts substantially all of its business operations (excluding real estate) through its subsidiaries. Pursuant to certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. See Note 10 in the Notes to the Consolidated Financial Statements for a further discussion. Accordingly, these condensed financial statements have been presented on a parent company only basis. Under such presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These Parent Company only financial statements should be read in conjunction with REX American Resources Corporation’s audited consolidated financial statements.

2. LONG-TERM DEBT

Long-term debt consists of notes payable secured by certain land, buildings and equipment. Interest rates were fixed at 8.4% in fiscal years 2012 and 2011. Principal and interest are payable periodically over terms that generally range up to 3 years. Annual expected maturities of long-term debt are as follows (amounts in thousands):

Year Ending
January 31,

2014	$187
2015	221
2016	212

$620
94

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

(Amounts in thousands)

		Additions	Deductions
	Balance	Charged to	Charges for	Balance
	Beginning	Cost and	Which Reserves	End
	of Year	Expenses	Were Created	of Year

2013:
Allowance for doubtful accounts	$—	$—	$—	$—

2012:
Allowance for doubtful accounts	$10	$—	$10	$—

2011:
Allowance for doubtful accounts	$168	$—	$158	$10

2013:
Deferred tax valuation allowance	$1,676	$215	$—	$1,891

2012:
Deferred tax valuation allowance	$1,242	$434	$—	$1,676

2011:
Deferred tax valuation allowance	$578	$664	$—	$1,242

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2013 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2013 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STUART A. ROSE	Chairman of the Board and Chief Executive
Stuart A. Rose	Officer (principal executive officer)	April 9, 2013

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	April 9, 2013
96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX American Resources Corporation

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended January 31, 2013 of the Company and our report dated April 9, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective presentation of the retail business as discontinued operations and the acquisition of a majority ownership position in an existing equity method investment effective November 1, 2011.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 9, 2013

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2013, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2013 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2013 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2013 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2013 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2013 and 2012

Consolidated Statements of Operations for the years ended January 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended January 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2)(i) Financial Statement Schedules

The following financial statement schedules are filed as a part of this report at Item 8 hereof.

Schedule I –Condensed Financial Information of REX American Resources Corporation (Parent Company)

Schedule II -Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(2)(ii) Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons

Separate consolidated financial statements of Big River Resources, LLC, Patriot Renewable Fuels, LLC and NuGen Energy, LLC required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibits 99(a), 99(b) and 99(c) to this report.

(a)(3) Exhibits

See Exhibit Index at page 99 of this report.

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

Date: April 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE	Chairman of the Board
Stuart A. Rose	and Chief Executive Officer
	(principal executive officer)	April 9, 2013

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
	(principal financial and accounting officer)	April 9, 2013

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	April 9, 2013

EDWARD M. KRESS
Edward M. Kress	Director	April 9, 2013

ROBERT DAVIDOFF
Robert Davidoff	Director	April 9, 2013

CHARLES A. ELCAN
Charles A. Elcan	Director	April 9, 2013

DAVID S. HARRIS
David S. Harris	Director	April 9, 2013

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 9, 2013

LEE FISHER
Lee Fisher	Director	April 9, 2013
101

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

	3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K, filed February 1, 2013, File No. 001-09097)

(4)	Instruments defining the rights of security holders, including indentures:

	4 (a)	Construction Loan Agreement dated as of September 20, 2007 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

	4 (b)	First Amendment of Construction Loan Agreement dated September 19, 2008 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

	4(c)	Second Amendment of Construction Loan Agreement dated January 30, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

	4(d)	Third Amendment of Construction Loan Agreement dated September 18, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

	4(e)	Fourth Amendment of Construction Loan Agreement dated June 1, 2010 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended October 31, 2010, File No. 001-09097)

	4(f)	Fifth Amendment of Construction Loan Agreement dated May 31, 2011 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter endedV April 30, 2011, File No. 001-09097)
102

	4(g)	Sixth Amendment of Construction Loan Agreement dated May 30, 2012 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2012, File No. 001-09097)

	4(h)	Seventh Amendment of Construction Loan Agreement dated March 14, 2013 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto

	4(i)	Loan Agreement dated November 1, 2011 among NuGen Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 2, 2011, File No. 001-09097)

	4(j)	First Amendment of Loan Agreement dated November 1, 2012 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto

	4(k)	Second Amendment of Loan Agreement dated March 13, 2013 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto

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

(10)	Material contracts:

	10(a)*	Employment Agreement dated November 29, 2005 between Rex Radio and Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 30, 2005, File No. 001-09097)

	10(b)*	Amended and Restated Amendment No. 1 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(b) to Form 8-K filed November 30, 2008, File No. 001-09097)

	10(c)*	Amendment No. 2 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(c) to Form 8-K filed November 30, 2005, File No. 001-09097)
103

	10(d)*	Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

	10(e)*	Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

	10(f)*	1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-81706)

	10(g)*	1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended April 30, 2000, File No. 001-09097)

	10(h)*	Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonqualified Stock Option)(incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

	10(i)*	Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonemployee Director Stock Option)(incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

	10(j)	Unit Purchase and Option Agreement dated June 30, 2010 among REX NuGen, LLC and Central Farmers Cooperative (incorporated by reference to Exhibit 10(a) to Form 8-K filed July 16, 2010, File No. 001-09097)

	10(k)	Unit Purchase Agreement dated July 25, 2011 among REX NuGen, LLC and Central Farmers Cooperative, as extended and amended by letter amendments dated July 26, 2011 and August 29, 2011 (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 2, 2011, File No. 001-09097)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 (a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant

(23)	Consents of experts and counsel:

	23(a)	Consent of Deloitte & Touche LLP to use its reports dated April 9, 2013 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-81706, 33-62645, 333-35118 and 333-69690)
104

	23(b)	Consent of Christianson & Associates, PLLP to use its reports dated February 15, 2013 and February 8, 2012, relating to the financial statements of Big River Resources, LLC included in this annual report on Form 10-K into the Registration Statements

	23(c)	Consent of Christianson & Associates, PLLP to use its report dated November 14, 2011 relating to the financial statements of NuGen Energy, LLC included in this annual report on Form 10-K into the Registration Statements

	23(d)	Consent of Boulay, Heutmaker, Zibell & Co, P.L.L.P. to use its reports dated March 21, 2013 and March 13, 2012 relating to the financial statements of Patriot Holdings, LLC included in this annual report on Form 10-K into the Registration Statements

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

(99)	Additional Exhibits

	99(a) and (a) 1	Consolidated financial statements of Big River Resources, LLC for the years ended December 31, 2012, 2011 and 2010

	99(b) and (b) 1	Financial statements of Patriot Holdings, LLC and Patriot Renewable Fuels, LLC for the years ended December 31, 2012, 2011 and 2010

	99(c)	Financial statements of NuGen Energy, LLC for the years ended July 31, 2011 and 2010

(101)	Interactive Data File

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 2875 Needmore Road, Dayton, Ohio 45414.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

105