Form 10-Q
period 2013-04-30
REX AMERICAN RESOURCES Corp
filed 2013-05-31
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

At the close of business on May 30, 2013 the registrant had 8,165,338 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
Unaudited

	April 30,	January 31,
	2013	2013
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$73,771	$69,073
Accounts receivable	17,918	11,567
Inventories	21,185	24,919
Refundable income taxes	1,284	1,347
Prepaid expenses and other	3,998	4,091
Deferred taxes, net	1,843	3,930
Total current assets	119,999	114,927
Property and equipment, net	218,828	223,180
Other assets	5,917	6,761
Equity method investments	61,323	59,959
Restricted investments and deposits	503	503
Total assets	$406,570	$405,330

Liabilities and equity:
Current liabilities:
Current portion of long-term debt	$15,595	$15,623
Accounts payable, trade	6,919	4,655
Deferred income	353	627
Accrued real estate taxes	2,874	2,651
Accrued payroll and related items	639	302
Derivative financial instruments	1,759	1,859
Other current liabilities	5,198	5,742
Total current liabilities	33,337	31,459
Long-term liabilities:
Long-term debt	87,133	91,306
Deferred taxes	7,154	7,141
Derivative financial instruments	586	930
Other long-term liabilities	—	211
Total long-term liabilities	94,873	99,588
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	143,705	143,575
Retained earnings	325,535	322,028
Treasury stock	(219,676)	(219,550)
Total REX shareholders’ equity	249,863	246,352
Noncontrolling interests	28,497	27,931
Total equity	278,360	274,283
Total liabilities and equity	$406,570	$405,330

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended April 30,
	2013	2012
	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$178,747	$151,006
Cost of sales	169,650	145,481
Gross profit	9,097	5,525
Selling, general and administrative expenses	(3,746)	(2,710)
Equity in income of unconsolidated ethanol affiliates	1,599	442
Interest income	25	36
Interest expense	(1,059)	(1,276)
Other income	17	2
Gains (losses) on derivative financial instruments, net	4	(147)
Income from continuing operations before income taxes	5,937	1,872
Provision for income taxes	(2,104)	(541)
Income from continuing operations	3,833	1,331
Income from discontinued operations, net of tax	109	169
Gain (loss) on disposal of discontinued operations, net of tax	131	(8)
Net income	4,073	1,492
Net income attributable to noncontrolling interests	(566)	(559)
Net income attributable to REX common shareholders	$3,507	$933

Weighted average shares outstanding - basic	8,158	8,360

Basic income per share from continuing operations attributable to REX common shareholders	$0.40	$0.09
Basic income per share from discontinued operations attributable to REX common shareholders	0.01	0.02
Basic income per share from disposal of discontinued operations attributable to REX common shareholders	0.02	—
Basic net income per share attributable to REX common shareholders	$0.43	$0.11

Weighted average shares outstanding - diluted	8,200	8,439

Diluted income per share from continuing operations attributable to REX common shareholders	$0.40	$0.09
Diluted income per share from discontinued operations attributable to REX common shareholders	0.01	0.02
Diluted income per share from disposal of discontinued operations attributable to REX common shareholders	0.02	—
Diluted net income per share attributable to REX common shareholders	$0.43	$0.11

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$3,267	$772
Income from discontinued operations, net of tax	240	161
Net income	$3,507	$933

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Equity

Unaudited

(In Thousands)

	REX Shareholders
	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2013	29,853	$299	21,701	$(219,550)	$143,575	$322,028	$27,931	$274,283

Net income						3,507	566	4,073

Treasury stock acquired			31	(564)				(564)

Stock options and related tax effects	—	—	(43)	438	130	—	—	568

Balance at April 30, 2013	29,853	$299	21,689	$(219,676)	$143,705	$325,535	$28,497	$278,360

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2012	29,853	$299	21,523	$(215,105)	$142,994	$324,323	$29,332	$281,843

Net income						933	559	1,492

Treasury stock acquired			33	(1,071)				(1,071)

Noncontrolling interests distribution and other							(526)	(526)

Stock options and related tax effects	—	—	(94)	937	598	—	—	1,535

Balance at April 30, 2012	29,853	$299	21,462	$(215,239)	$143,592	$325,256	$29,365	$283,273

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
Unaudited

	Three Months Ended
	April 30,
	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$4,073	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,391	4,021
Income from equity method investments	(1,599)	(442)
(Gain) loss on disposal of real estate and property and equipment	(4)	16
Dividends received from equity method investees	200	2,005
Deferred income	(274)	(590)
Derivative financial instruments	(444)	(336)
Deferred income tax	2,026	—
Changes in assets and liabilities:
Accounts receivable	(6,351)	(2,241)
Inventory	3,734	4,724
Refundable income taxes	150	552
Other assets	828	296
Accounts payable, trade	2,264	(996)
Other liabilities	(195)	(3,525)
Net cash provided by operating activities	8,799	4,976
Cash flows from investing activities:
Capital expenditures	(32)	(1,683)
Restricted investments	—	360
Proceeds from sale of real estate and property and equipment	141	478
Net cash provided by (used in) investing activities	109	(845)
Cash flows from financing activities:
Payments of long-term debt	(4,201)	(6,813)
Stock options exercised	555	259
Noncontrolling interests distribution and other	—	(526)
Treasury stock acquired	(564)	—
Net cash used in financing activities	(4,210)	(7,080)
Net increase (decrease) in cash and cash equivalents	4,698	(2,949)
Cash and cash equivalents, beginning of period	69,073	75,013
Cash and cash equivalents, end of period	$73,771	$72,064

Non cash financing activities - Cashless exercise of stock options	$—	$1,071

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2013

Note 1. Consolidated Condensed Financial Statements

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2013 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013 (fiscal year 2012). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2012 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Prior to its exit of the retail business, the Company sold extended service policies covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions are deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. The Company retains the obligation to perform warranty service and such costs are charged to operations as incurred. All related revenue and expense is classified as discontinued operations.

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

Interest Cost

No interest was capitalized for the three months ended April 30, 2013 and 2012. Cash paid for interest for the three months ended April 30, 2013 and 2012 was approximately $981,000 and $1,582,000, respectively.

Financial Instruments

The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreement was not designated for hedge accounting pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The interest rate swap is recorded at its fair value and the changes in fair value are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of the interest rate swap of approximately $440,000 and $483,000 for the three months ended April 30, 2013 and 2012, respectively.

Forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815 because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and non-food grade corn oil quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the three months ended April 30, 2013 or April 30, 2012. The Company received no income tax refunds during the three months ended April 30, 2013 or 2012.

As of April 30, 2013, total unrecognized tax benefits were approximately $1,768,000 and accrued penalties and interest were approximately $405,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $82,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The write-down of inventory was approximately $1,000 and $466,000 at April 30, 2013 and January 31, 2013, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory at April 30, 2013 and January 31, 2013 are as follows (amounts in thousands):

	April 30, 2013	January 31, 2013

Ethanol and other finished goods	$7,468	$7,306
Work in process	4,744	4,414
Grain and other raw materials	8,973	13,199
Total	$21,185	$24,919

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first quarters of fiscal years 2013 and 2012. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for asset groups in the real estate reportable segment) or a change in the spread between ethanol and grain prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for asset groups in the alternative energy reportable segment).

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

In the alternative energy reportable segment, each individual ethanol plant represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities. As such, the Company separately tests individual ethanol plants for recoverability. In addition to the general events and changes in circumstances noted above that indicate that an asset group may not be recoverable, the Company also considers the following events as indicators: the decision to suspend operations at a plant for at least a six month period, or an expected or actual failure to maintain compliance with debt covenants. The alternative energy reportable segment includes only income producing asset groups.

Investments and Deposits

Restricted investments, which are principally money market mutual funds and cash deposits, are stated at cost plus accrued interest, which approximates fair value. Restricted investments at April 30, 2013 and January 31, 2013 are required by two states to cover possible future claims under extended service policies over the remaining lives of the service policy contracts. In accordance with ASC 320, “Investments-Debt and Equity Securities” the Company has classified these investments as available for sale.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the

Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. The Company accounts for its investments in Big River Resources, LLC (“Big River”) and Patriot Holdings, LLC (“Patriot”) using the equity method of accounting and includes the results of these entities on a delayed basis of one month.

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

Accounting Changes and Recently Issued Accounting Standards

Effective February 1, 2013, the Company was required to adopt the amended guidance in ASC 220 “Comprehensive Income”. This amendment requires disclosure of additional information regarding reclassification adjustments out of accumulated other comprehensive income including presentation of the amounts and individual income statement line items affected. This amendment is in addition to ASC 220 guidance adopted on February 1, 2012, which increased the prominence of other comprehensive income in the financial statements by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and rather requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. The adoption of this amended guidance did not impact the Company’s consolidated condensed financial statements.

Effective February 1, 2013, the Company was required to adopt the third phase of amended guidance in ASC 820 “Fair Value Measurements and Disclosures”. The amendment established common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and those prepared in conformity with International Financial Reporting Standards. The amended guidance clarified the application of existing requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The adoption of this amended guidance did expand disclosure related to fair value but, otherwise, did not impact the Company’s consolidated condensed financial statements.

Note 3. Leases

At April 30, 2013, the Company has lease agreements, as landlord, for all or portions of six owned former retail stores and one owned former distribution center. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2014	$1,061
2015	1,070
2016	511
2017	443
2018	232
Thereafter	1,220
Total	$4,537

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

Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2013 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	300	—	—	300
Investment in cooperative (1)	—	—	252	252
Total assets	$302	$—	$252	$554
Interest rate swap derivative liability	$—	$2,345	$—	$2,345

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2013 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	300	—	—	300
Investment in cooperative (1)	—	—	252	252
Total assets	$302	$—	$252	$554
Interest rate swap derivative liability	$—	$2,789	$—	$2,789
14

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

Balance, January 31, 2013	$252
Current period activity	—
Balance, April 30, 2013	$252

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

There were no assets measured at fair value on a non-recurring basis subsequent to January 31, 2013.

Assets measured at fair value on a non-recurring basis as of January 31, 2013 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)
Property and equipment, net	$—	$—	$2,096	$419

(1)	Total losses include impairment charges and loss on disposal.

The fair value of the Company’s debt is approximately $102.8 million and $107.0 million at April 30, 2013 and January 31, 2013, respectively. The fair value was estimated with Level 2 inputs using a discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements with companies that have a similar credit risk.

Note 5. Property and Equipment

The components of property and equipment at April 30, 2013 and January 31, 2013 are as follows (amounts in thousands):

	April 30, 2013	January 31, 2013

Land and improvements	$23,893	$23,980
Buildings and improvements	37,993	38,056
Machinery, equipment and fixtures	221,666	221,638
Construction in progress	43	39
	283,595	283,713
Less: accumulated depreciation	(64,767)	(60,533)

	$218,828	$223,180

Note 6. Other Assets

The components of other assets at April 30, 2013 and January 31, 2013 are as follows (amounts in thousands):

	April 30, 2013	January 31, 2013

Deferred financing costs, net	$672	$781
Prepaid commissions	94	164
Deposits	2,064	2,064
Real estate taxes refundable	2,614	2,614
Other	473	1,138
Total	$5,917	$6,761

Note 7. Long Term Debt and Interest Rate Swaps

One Earth Energy Subsidiary Level Debt

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 annually renewable revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (“the Bank”). The construction loan was converted into a term loan on July 31, 2009. The term loan bears interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.1% -3.3% at April 30, 2013). Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year.

Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of April 30, 2013, approximately $55.4 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements. One Earth was in compliance with these covenants, as applicable, at April 30, 2013. On March 13, 2013, One Earth entered into an amendment of its loan agreement with the Bank. This amendment included:

1)	a permanent waiver, by the lender, of the requirement to maintain the fixed charge coverage ratio at December 31, 2012 and

2)	a modification of the covenant regarding maintenance of the fixed charge coverage ratio to a requirement that One Earth maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually beginning December 31, 2013.

Based on the Company’s forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, non-food grade corn oil and natural gas as well as other assumptions management believes to be reasonable, management believes that One Earth will be able to maintain compliance with the covenants pursuant to its loan agreement with the Bank for the next 12 months. Management also believes that cash flow from operating activities together with working capital will be sufficient to meet One Earth’s liquidity needs.

One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

The Company’s proportionate share of restricted net assets related to One Earth was approximately $78.9 million and $77.9 million at April 30, 2013 and January 31, 2013, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

As of the end of its first quarter, One Earth has no outstanding borrowings on the $10,000,000 revolving loan, which expires on May 31, 2014, nor any outstanding letters of credit.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the Bank. The swap settlements commenced as of July 31, 2009 and terminate on July 8, 2014. The swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9%. At April 30, 2013 and January 31, 2013, the Company recorded a liability of approximately $2.3 million and $2.8 million, respectively, related to the fair value of the swap. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

NuGen Energy Subsidiary Level Debt

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan for $55,000,000 and a $10,000,000 annually renewable revolving loan with First National Bank of Omaha (“the Bank”). The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at April 30, 2013). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 40% of annual excess cash flows are also due. Such payments cannot exceed $5 million in a year.

Borrowings are secured by all of the assets of NuGen. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. As of April 30, 2013, approximately $46.8 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements. NuGen was in compliance with these covenants, as applicable, at April 30, 2013. On March 13, 2013, NuGen entered into an amendment of its loan agreement with the Bank. This amendment included:

1)	a permanent waiver, by the lender, of the requirement to maintain the fixed charge coverage ratio at January 31, 2013 and

2)	a modification of the covenant regarding maintenance of the fixed charge coverage ratio to a requirement that NuGen maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually beginning January 31, 2014 and

3)	a modification of the covenant regarding maintenance of working capital levels to a requirement that NuGen maintain minimum working capital of not less than $7.5 million measured at its quarters ending April 30, 2013, July 31, 2013, and October 31, 2013. As of January 31, 2014 and thereafter, NuGen shall maintain minimum working capital of not less than $10.0 million.

Based on the Company’s forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, non-food grade corn oil and natural gas as well as other assumptions management believes to be reasonable, management believes that NuGen will be able to maintain compliance with the covenants pursuant to its loan agreement with the Bank for the next 12 months. Management also believes that cash flow from operating activities together with working capital will be sufficient to meet NuGen’s liquidity needs.

NuGen has paid approximately $0.6 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

The Company’s proportionate share of restricted net assets related to NuGen was approximately $51.3 million and approximately $49.5 million at April 30, 2013 and January 31, 2013, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with the Bank.

NuGen has no outstanding borrowings on the $10,000,000 revolving loan as of April 30, 2013 which expires on May 31, 2014.

Note 8. Financial Instruments

The Company uses an interest rate swap to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at April 30, 2013, are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$36,759	$2,345

As the interest rate swap is not designated as a cash flow hedge, the unrealized gain and loss on the derivative is reported in current earnings. The Company reported gains of $4,000 in the first quarter of fiscal year 2013 and losses of $147,000 in the first quarter of fiscal year 2012.

Note 9. Stock Option Plans

The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options have been granted since fiscal year 2004.

The total intrinsic value of options exercised during the three months ended April 30, 2013 and 2012 was approximately $0.3 million and $1.7 million, respectively, resulting in tax deductions of approximately $0.1 million and $0.2 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2013	168,755	$12.46
Exercised	(43,305)	$12.82
Outstanding and exercisable at April 30, 2013	125,450	$12.34	0.9	$797

During the first three months of fiscal year 2012, certain officers and directors of the Company tendered 32,935 shares of the Company’s common stock as payment of the exercise price of stock options exercised pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $32.53 per share.

At April 30, 2013, there was no unrecognized compensation cost related to nonvested stock options.

Note 10. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30, 2013			Three Months Ended April 30, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$3,267	8,158	$0.40	$772	8,360	$0.09
Effect of stock options	—	42		—	79
Diluted income per share from continuing operations attributable to REX common shareholders	$3,267	8,200	$0.40	$772	8,439	$0.09

For the three months ended April 30, 2013 and 2012, all shares subject to outstanding options were dilutive.

Note 11. Investments and Restricted Deposits

The Company has approximately $203,000 at April 30, 2013 and January 31, 2013 on deposit with the Florida Department of Financial Services to secure its obligation to fulfill future obligations related to extended warranty contracts sold in the state of Florida. As such, this deposit is restricted from use for general corporate purposes.

In addition to the deposit with the Florida Department of Financial Services, the Company has $300,000 at April 30, 2013 and January 31, 2013 invested in a money market mutual fund to satisfy Florida Department of Financial Services regulations. As such, this investment is restricted from use for general corporate purposes.

The following table summarizes equity method investments at April 30, 2013 and January 31, 2013 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2013	Carrying Amount January 31, 2013

Big River	10%	$32,882	$32,438
Patriot	27%	28,441	27,521
Total Equity Method Investments		$61,323	$59,959
20

The following table summarizes income or (loss) recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2013	2012

Big River	$644	$557
Patriot	955	(115)
Total	$1,599	$442

Undistributed earnings of Big River and Patriot totaled approximately $22.6 million and $21.2 million at April 30, 2013 and January 31, 2013, respectively. During the first three months of fiscal years 2013 and 2012, the Company received dividends from equity method investees of approximately $0.2 million and $2.0 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three months ended April 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended April 30, 2013
	Patriot	Big River

Net sales and revenue	$94,093	$294,628
Gross profit	$5,142	$15,619
Income from continuing operations	$3,599	$6,632
Net income	$3,599	$6,632

	Three Months Ended April 30, 2012
	Patriot	Big River

Net sales and revenue	$89,812	$291,003
Gross profit	$1,777	$14,008
(Loss) income from continuing operations	$(436)	$5,718
Net (loss) income	$(436)	$5,718

Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at April 30, 2013 and January 31, 2013 are approximately $370.4 million and $367.6 million, respectively.

Note 12. Income Taxes

The effective tax rate on consolidated pre-tax income from continuing operations was 35.4% for the three months ended April 30, 2013, and 28.9% for the three months ended April 30, 2012. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. Net income attributable to noncontrolling interests was a higher percentage of income from continuing operations before income taxes in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2013.

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2009 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

Unrecognized tax benefits, January 31, 2013	$2,157
Changes for prior years’ tax positions	16
Changes for current year tax positions	—
Unrecognized tax benefits, April 30, 2013	$2,173

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

	Three Months Ended April 30,
	2013	2012

Net sales and revenue	$258	$597
Cost of sales	9	125
Income before income taxes	179	281
Provision for income taxes	(70)	(112)
Income from discontinued operations, net of tax	$109	$169
Gain (loss) on disposal	$215	$(14)
(Provision) benefit for income taxes	(84)	6
Gain (loss) on disposal of discontinued operations, net of tax	$131	$(8)
22

Note 14. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

One Earth and NuGen have combined forward purchase contracts for approximately 22.7 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through July 2013.

One Earth and NuGen have combined sales commitments for approximately 40.8 million gallons of ethanol, approximately 63,000 tons of distillers grains and approximately 4.3 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through July 2013.

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

	Three Months Ended April 30,
	2013	2012
Net sales and revenue:
Alternative energy	$178,324	$150,664
Real estate	423	342
Total net sales and revenue	$178,747	$151,006

Segment gross profit:
Alternative energy	$9,026	$5,510
Real estate	71	15
Total gross profit	$9,097	$5,525
23

	Three Months Ended April 30,
	2013	2012
Segment profit (loss):
Alternative energy	$6,626	$2,469
Real estate	8	(60)
Corporate expense	(701)	(548)
Interest expense	(14)	(18)
Interest income	18	29
Income from continuing operations before income taxes	$5,937	$1,872

	April 30, 2013	January 31, 2013
Assets:
Alternative energy	$341,863	$337,857
Real estate	12,271	13,326
Corporate	52,436	54,147
Total assets	$406,570	$405,330

	Three Months Ended April 30,
	2013	2012
Sales of products alternative energy segment:
Ethanol	74%	78%
Dried distillers grains	17%	17%
Modified distillers grains	6%	3%
Other	3%	2%
Total	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%

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

Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $25.4 million held by One Earth and NuGen will be used primarily to fund working capital needs for the subsidiaries.

Note 16. Related-Party Transactions

During the first quarter of fiscal year 2013 and 2012, One Earth purchased approximately $71.7 million and $56.5 million of corn, respectively, from the Alliance Grain Elevator, an equity investor in One Earth.

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

We completed our exit of the retail business as of July 31, 2009. Going forward, we expect that our only retail related activities will consist of the administration of previously sold extended service plans and the payment of related claims. All activities related to extended service plans are classified as discontinued operations. In addition, we have owned real estate remaining from our former retail store operations. The real estate segment consists of 16 former retail stores and one distribution center.

At April 30, 2013, we had equity investments in four ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment in future periods. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped		REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	112.1	M	74%	83.0	M
NuGen Energy, LLC	111.7	M	99%	110.6	M
Patriot Holdings, LLC	116.1	M	27%	31.3	M
Big River Resources W Burlington, LLC	93.7	M	10%	9.4	M
Big River Resources Galva, LLC	99.7	M	10%	10.0	M
Big River United Energy, LLC	102.8	M	5%	5.1	M
Big River Resources Boyceville, LLC	55.2	M	10%	5.5	M
Total	691.3	M		254.9	M

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase and forward ethanol, distillers grains and corn oil sale contracts. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2013, we did not change any of our critical accounting policies as disclosed in our 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2013. All other accounting policies used in preparing our interim fiscal year 2013 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2013” means the period February 1, 2013 to January 31, 2014.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months Ended April 30, 2013 and 2012

Net sales and revenue in the quarter ended April 30, 2013 were approximately $178.7 million compared to approximately $151.0 million in the prior year’s first quarter, representing an increase of approximately $27.7 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The increase was primarily caused by higher sales in our alternative energy segment of approximately $27.7 million. Net sales and revenue from our real estate segment were approximately $0.4 million in the first quarter of fiscal year 2013 and approximately $0.3 million in the first quarter of fiscal year 2012.

The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended
	April 30,
Product Category	2013	2012
Ethanol	74%	78%
Distillers grains	23%	20%
Other	3%	2%
Total	100%	100%

Gross profit for the first quarter of fiscal year 2013 was approximately $9.1 million (5.1% of net sales and revenue) which was approximately $3.6 million higher compared to approximately $5.5 million of gross profit (3.7% of net sales and revenue) for the first quarter of fiscal year 2012. Gross profit for the first quarter of fiscal year 2013 increased by approximately $3.5 million compared to the prior year from our alternative energy segment. Gross profit for the first quarter of fiscal year 2013 was approximately $71,000 compared to approximately $15,000 for the first quarter of fiscal year 2012 from our real estate segment.

Selling, general and administrative expenses for the first quarter of fiscal year 2013 were approximately $3.7 million (2.1% of net sales and revenue), an increase of approximately $1.0 million from approximately $2.7 million (1.8% of net sales and revenue) for the first quarter of fiscal year 2012. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $0.9 million.

During the first quarters of fiscal years 2013 and 2012, we recognized income of approximately $1.6 million and $0.4 million, respectively, from our equity investments in Big River and Patriot. Big River has an effective ownership of ethanol gallons shipped in the trailing twelve months ended April 30, 2013 of approximately 300 million gallons. Patriot has one plant which shipped approximately 116 million gallons of ethanol in the trailing 12 months ended April 30, 2013. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to historical results.

Interest income of $25,000 for the first quarter of fiscal year 2013 was consistent with the first quarter of fiscal year 2012.

Interest expense was approximately $1.1 million for the first quarter of fiscal year 2013 compared to approximately $1.3 million for the first quarter of fiscal year 2012, a decrease of approximately $0.2 million. This decrease was primarily attributable to the alternative energy segment as we have reduced our debt levels from scheduled principal repayments.

We recognized gains of approximately $4,000 during the first quarter of fiscal year 2013 compared to losses of approximately $147,000 during the first quarter of fiscal year 2012 related to a forward interest rate swap that One Earth entered into during fiscal year 2007. In general, declining interest rates have a negative effect on our interest rate swap and vice versa, as our swap fixed the interest rate of variable rate debt. Should interest rates decline, we would expect to experience losses on the interest rate swap. We would expect to incur gains on the interest rate swap should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to the interest rate swap.

As a result of the foregoing, income from continuing operations before income taxes was approximately $5.9 million for the first quarter of fiscal year 2013 versus approximately $1.9 million for the first quarter of fiscal year 2012.

Our effective tax rate was 35.4% and 28.9% for the first quarter of fiscal years 2013 and 2012, respectively. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries. We do not provide an income tax provision or benefit for noncontrolling interests. The noncontrolling interests in the income of One Earth and NuGen was a higher proportion of consolidated pre-tax income in fiscal year 2012 compared to fiscal year 2013.

As a result of the foregoing, income from continuing operations was approximately $3.8 million for the first quarter of fiscal year 2013 versus approximately $1.3 million for the first quarter of fiscal year 2012.

During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of tax, of approximately $109,000 in the first quarter of fiscal year 2013 compared to approximately $169,000 in the first quarter of fiscal year 2012. Gain on sale, net of taxes, of approximately $131,000 was recognized for two properties classified as discontinued operations during the first quarter of fiscal year 2013, compared to a loss of approximately $8,000 during the first quarter of fiscal year 2012.

Income related to noncontrolling interests was approximately $0.6 million during the first quarter of fiscal years 2013 and 2012, and represents the owners’ (other than us) share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2013 was approximately $3.5 million, an increase of approximately $2.6 million from approximately $0.9 million for the first quarter of fiscal year 2012.

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

The following table sets forth, for the periods indicated, sales and gross profit by segment (amounts in thousands):

	Three Months Ended April 30,
	2013	2012
Net sales and revenue:
Alternative energy	$178,324	$150,664
Real estate	423	342
Total net sales and revenue	$178,747	$151,006

Segment gross profit:
Alternative energy	$9,026	$5,510
Real estate	71	15
Total gross profit	$9,097	$5,525

Alternative Energy

The alternative energy segment includes the consolidated financial results of NuGen and One Earth, our equity method investments in ethanol facilities, the income related to those investments and certain administrative expenses. One Earth became fully operational during the third quarter of fiscal year 2009. Effective November 1, 2011, we obtained a controlling financial interest in NuGen. Thus, we began consolidating the results of NuGen prospectively as of the acquisition date. Prior to November 1, 2011, we used the equity method of accounting to account for the results of NuGen. The following table summarizes sales by product group (amounts in thousands):

	Three Months Ended
	April 30,
	2013	2012

Ethanol	$132,029	$117,315
Dried distillers grains	31,084	25,780
Modified distillers grains	9,767	4,147
Other	5,444	3,422
Total	$178,324	$150,664

The following table summarizes certain operating data:

	Three Months Ended
	April 30,
	2013	2012

Average selling price per gallon of ethanol	$2.33	$2.14
Average selling price per ton of dried distillers grains	$264.59	$197.82
Average selling price per ton of modified distillers grains	$131.65	$95.75
Average cost per bushel of grain	$7.44	$6.42
Average cost of natural gas (per mmbtu)	$4.29	$4.10

Segment Results – First Quarter Fiscal Year 2013 Compared to First Quarter Fiscal Year 2012

Net sales and revenue increased approximately $27.7 million over the first quarter of fiscal year 2012 to approximately $178.3 million in the first quarter of fiscal year 2013, primarily a result of higher selling prices for our products in fiscal year 2013. Ethanol sales increased from approximately $117.3 million in the first quarter of fiscal year 2012 to approximately $132.0 million in the first quarter of fiscal year 2013. The average selling price per gallon of ethanol increased from $2.14 in the first quarter of fiscal year 2012 to $2.33 in the first quarter of fiscal year 2013. Our ethanol sales were based upon approximately 56.7 million gallons in the first quarter of fiscal year 2013 compared to 54.8 million gallons in the first quarter of fiscal year 2012. Dried distillers grains sales increased from approximately $25.8 million in the first quarter of fiscal year 2012 to approximately $31.1 million in the first quarter of fiscal year 2013. The average selling price per ton of dried distillers grains increased from $197.82 in the first quarter of fiscal year 2012 to $264.59 in the first quarter of fiscal year 2013. Our dried distillers grains sales were based upon approximately 117,000 tons in the first quarter of fiscal year 2013 compared to approximately 130,000 tons in the first quarter of fiscal year 2012. Modified distillers grains sales increased from approximately $4.1 million in the first quarter of fiscal year 2012 to approximately $9.8 million in the first quarter of fiscal year 2013. The average selling price per ton of modified distillers grains increased from $95.75 in the first quarter of fiscal year 2012 to approximately $131.65 in the first quarter of fiscal year 2013. Our modified distillers grains sales were based upon approximately 74,000 tons in the first quarter of fiscal year 2013 compared to approximately 43,000 tons in the first quarter of fiscal year 2012. Non-food grade corn oil sales increased from approximately $2.9 million in the first quarter of fiscal year 2012 to approximately $4.5 million in the first quarter of fiscal year 2013. The average selling price per pound of non-food grade corn oil decreased from $0.42 in the first quarter of fiscal year 2012 to approximately $0.38 in the first quarter of fiscal year 2013. Our non-food grade corn oil sales were based upon approximately 12.1 million pounds in the first quarter of fiscal year 2013 compared to approximately 6.8 million pounds in the first quarter of fiscal year 2012. We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	200 million to 230 million gallons
Dried distillers grains	440,000 to 480,000 tons
Modified distillers grains	230,000 to 270,000 tons
Non-food grade corn oil	40 million to 60 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or near capacity, which is dependent upon the crush spread realized.

Gross profit from these sales was approximately $9.0 million during the first quarter of fiscal year 2013 compared to approximately $5.5 million during the first quarter of fiscal year 2012. The crush spread for the first quarter of fiscal year 2013 was approximately $(0.32) per gallon of ethanol sold compared to the first quarter of fiscal year 2012 which was approximately $(0.15) per gallon of ethanol sold. However, an increase of approximately 34% in the price of dried distillers grains and an increase of approximately 37% in the price of modified distillers grains partially offset the decline in the crush spread. Grain accounted for approximately 87.5% ($148.1 million) of our cost of sales during the first quarter of fiscal year 2013 compared to approximately 86.5% ($125.5 million) during the first quarter of fiscal year 2012. Natural gas accounted for approximately 3.9% ($6.6 million) of our cost of sales during the first quarter of fiscal year 2013 compared to approximately 4.1% ($5.9 million) during the first quarter of fiscal year 2012. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be favorable or consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Approximately 12% of our forecasted ethanol, approximately 9% of our forecasted distillers grains and approximately 11% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $56.1 million for the remaining forecasted sales. Similarly, approximately 15% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $44.3 million for the remaining forecasted grain purchases.

Selling, general and administrative expenses were approximately $3.0 million in the first quarter of fiscal year 2013, a $0.9 million increase from approximately $2.1 million in the first quarter of fiscal year 2012. The increase is primarily a result of increases in rail car leases over the prior year. We expect selling, general and administrative expenses to remain consistent with the first quarter of fiscal year 2013 results in future periods.

Interest expense decreased approximately $0.2 million in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012 to approximately $1.0 million. This decrease was primarily a result of reduced debt levels from scheduled principal repayments.

We recognized income from equity method investments of approximately $1.6 million in the first quarter of fiscal year 2013 compared to approximately $0.4 million in the first quarter of fiscal year 2012. We recognized approximately $0.6 million of income from Big River in the first quarter of fiscal years 2013 and 2012. We recognized approximately $1.0 million of income from Patriot in the first quarter of fiscal year 2013 compared to a loss of approximately $0.1 million in the first quarter of fiscal year 2012. In general, Big River experienced lower sales volume in the first quarter of fiscal year 2013 relative to the first quarter of fiscal year 2012, which was partially offset by higher selling prices of distillers grains. Patriot benefitted from higher selling prices of distillers grains in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, which is consistent with industry trends. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

Gains on derivative financial instruments held by One Earth were approximately $4,000 in the first quarter of fiscal year 2013 compared to losses of approximately $147,000 in the first quarter of fiscal year 2012. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

As a result of the factors discussed above, segment profit increased to approximately $6.6 million in the first quarter of fiscal year 2013 compared to approximately $2.5 million in the first quarter of fiscal year 2012.

Real Estate

The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At April 30, 2013, we have lease agreements, as landlord, for six owned former retail stores (77,000 square feet leased). We have 10 owned former retail stores (124,000 square feet) that are vacant at April 30, 2013. We are marketing these vacant properties for lease or sale. In addition, one owned former distribution center is partially leased (356,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (111,000 square feet).

Segment Results – First Quarter Fiscal Year 2013 Compared to First Quarter Fiscal Year 2012

Net sales and revenue of $423,000 increased $81,000 over the prior year amount of $342,000. The increase results primarily from additional space in our distribution center leased subsequent to the first quarter of fiscal year 2012. We expect lease revenue for the remainder of fiscal year 2013 to be consistent with the first quarter of fiscal year 2013 based upon leases currently executed.

Gross profit in the first quarter of fiscal year 2013 was $71,000 compared to $15,000 in the first quarter of fiscal year 2012. The increase results primarily from additional space in our distribution center leased subsequent to the first quarter of fiscal year 2012. We expect gross profit or loss for the remainder of fiscal year 2013 to be insignificant based upon leases currently executed.

As a result of the factors discussed above, the segment profit was $8,000 in the first quarter of fiscal year 2013 compared to a segment loss of $60,000 in the first quarter of fiscal year 2012.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results –First Quarter Fiscal Year 2013 Compared to First Quarter Fiscal Year 2012

Selling, general and administrative expenses were approximately $0.7 million in the first quarter of fiscal year 2013 consistent with the first quarter of fiscal year 2012. We expect selling, general and administrative expenses for the remainder of fiscal year 2013 to be consistent with the current year first quarter results.

Interest income and interest expense were consistent with the prior year amounts.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $8.8 million for the first quarter of fiscal year 2013, compared to approximately $5.0 million for the first quarter of fiscal year 2012. For the first quarter of fiscal year 2013, cash was provided by net income of approximately $4.1 million, adjusted for non-cash items of approximately $4.5 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were approximately $0.2 million in the first quarter of fiscal year 2013. Accounts receivable used cash of approximately $6.4 million, primarily a result of normal variations in timing, production and sales levels. An increase in accounts payable provided cash of approximately $2.3 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in inventory provided cash of approximately $3.7 million, which is primarily a result of normal fluctuations in inventory levels at One Earth.

Net cash provided by operating activities was approximately $5.0 million for the first quarter of fiscal year 2012. For the first quarter of fiscal year 2012, cash was provided by net income of approximately $1.5 million, adjusted for non-cash items of approximately $3.0 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were approximately $2.0 million in the first quarter of fiscal year 2012. Accounts receivable used cash of approximately $2.2 million, primarily a result of normal variations in production and sales levels. Other liabilities used cash of approximately $3.5 million, primarily a result of the payment of incentive compensation that was accrued at year end. A decrease in accounts payable used cash of approximately $1.0 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in inventory provided cash of approximately $4.7 million, which is primarily a result of normal fluctuations in inventory levels at One Earth.

At April 30, 2013, working capital was approximately $86.7 million compared to approximately $83.5 million at January 31, 2013. The increase is primarily a result of cash provided by operating activities exceeding our financing activities (debt service and treasury stock repurchases). The ratio of current assets to current liabilities was 3.6 to 1 at April 30, 2013 and 3.7 to 1 at January 31, 2013.

Cash of approximately $0.1 million was provided by investing activities for the first quarter of fiscal year 2013, compared to approximately $0.8 million of cash used during the first quarter of fiscal year 2012. One Earth and NuGen expect to spend a combined range of approximately $2.0 million to $4.0 million during the remainder of fiscal year 2013 on various capital projects at their plants. We received approximately $0.1 million as proceeds from the sale of one real estate property during the first quarter of fiscal year 2013.

Cash of approximately $0.8 million was used in investing activities for the first quarter of fiscal year 2012. During the first quarter of fiscal year 2012, we had capital expenditures of approximately $1.7 million, primarily related to improvements at the One Earth ethanol plant. We received approximately $0.5 million as proceeds from the sale of one real estate property during the first quarter of fiscal year 2012. We also received approximately $0.4 million as we were able to reduce the amount of our restricted investments on deposit with the state of Florida to secure our extended service plan obligations.

Cash used in financing activities totaled approximately $4.2 million for the first quarter of fiscal year 2013 compared to approximately $7.1 million for the first quarter of fiscal year 2012. Cash was used by debt payments of approximately $4.2 million, primarily on One Earth’s and NuGen’s term loans. We used cash of approximately $0.6 million to purchase approximately 31,000 shares of our common stock in open market transactions. Stock option activity generated cash of approximately $0.6 million.

Cash used in financing activities totaled approximately $7.1 million for the first quarter of fiscal year 2012. Cash was used by debt payments of approximately $6.8 million, primarily on One Earth’s and NuGen’s term loans. We used cash of approximately $0.5 million to purchase shares from and pay dividends to noncontrolling members of NuGen. Stock option activity generated cash of approximately $0.3 million.

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009. The term loan bears interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points (3.1% to 3.3% at April 30, 2013). Beginning with the first quarterly payment on October 8, 2009, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (July 31, 2014) for the remaining unpaid principal balance with accrued interest. We intend to refinance or modify the existing loan agreement prior to its maturity date such that the principal balance due at the maturity date will be financed over a term of up to five years. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year.

This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all property of One Earth. As of April 30, 2013, approximately $55.4 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at April 30, 2013 are as follows:

—	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with One Earth) less total current liabilities. At April 30, 2013, working capital was approximately $20.9 million.

—	Capital expenditures are limited to $3.0 million annually.

For the quarter ended April 30, 2013, capital expenditures were approximately $32,000.

One Earth was in compliance with all covenants, as applicable, at April 30, 2013. On March 13, 2013, One Earth entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment included:

1)	a permanent waiver, by the lender, of the requirement to maintain the fixed charge coverage ratio at December 31, 2012 and

2)	a modification of the covenant regarding maintenance of the fixed charge coverage ratio to a requirement that One Earth maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually beginning December 31, 2013.
35

The fixed charge coverage ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments.

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

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha. The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at April 30, 2013). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 40% of annual excess cash flows are also due. Such payments cannot exceed $5 million in a year.

This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all property of NuGen. As of April 30, 2013, approximately $46.8 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at April 30, 2013 are as follows:

—	Maintain working capital of at least $7.5 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with NuGen) less total current liabilities. At April 30, 2013, working capital was approximately $16.0 million.

—	Capital expenditures are limited to $2.5 million annually.

NuGen had no capital expenditures for the quarter ended April 30, 2013.

NuGen was in compliance with all covenants, as applicable, at April 30, 2013. On March 13, 2013, NuGen entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment included:

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

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Interest rate risk related to interest income is immaterial. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $102.2 million outstanding in debt as of April 30, 2013, that is variable-rate. Of this amount, approximately $36.8 million is fixed by an interest rate swap. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 280 to 325 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $196,000 over the term of the debt. However, this change would be greater should LIBOR rates exceed 0.75%, as the floor interest rate of NuGen’s debt is the greater of 4% or LIBOR plus 325 basis points.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the First National Bank of Omaha during fiscal year 2007. The swap fixed the variable interest rate of a portion of One Earth’s term loan at 7.9%. The swap settlements commenced on July 31, 2009 and terminate on July 8, 2014. A hypothetical 10% change (for example, from 4.0% to 3.6%) in market interest rates at quarter end would change the fair value of the interest rate swap by approximately $0.2 million.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At April 30, 2013, One Earth and NuGen combined have purchase commitments for approximately 22.7 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through July 2013. At April 30, 2013, One Earth and NuGen have combined sales commitments for approximately 40.8 million gallons of ethanol, approximately 63,000 tons of distillers grains and approximately 4.3 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through July 2013. Approximately 12% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $41.2 million for the remaining forecasted ethanol sales. Approximately 9% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $13.7 million for the remaining forecasted distillers grains sales. Approximately 11% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.3 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 15% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $44.3 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

During the quarter ended April 30, 2013, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first quarter of fiscal year

2013, neither One Earth nor NuGen paid dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2013	—	$—	—	417,021
March 1-31, 2013	—	—	—	417,021
April 1-30, 2013	30,859	18.28	30,859	386,162
Total	30,859	$18.28	30,859	386,162

(1)	On August 2, 2012, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At April 30, 2013, a total of 386,162 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board
(Stuart A. Rose)	(Chief Executive Officer)	May 31, 2013

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	May 31, 2013

