Form 10-Q
period 2013-10-31
REX AMERICAN RESOURCES Corp
filed 2013-12-05
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

At the close of business on December 4, 2013 the registrant had 8,077,746 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	October 31, 2013	January 31, 2013
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$93,399	$69,073
Restricted cash	500	—
Accounts receivable	11,274	11,567
Inventories	16,306	24,919
Refundable income taxes	—	1,347
Prepaid expenses and other	4,964	4,091
Deferred taxes, net	—	3,930
Total current assets	126,443	114,927
Property and equipment, net	210,361	223,180
Other assets	4,690	7,264
Equity method investments	69,211	59,959
Total assets	$410,705	$405,330

Liabilities and equity:
Current liabilities:
Current portion of long-term debt	$10,370	$15,623
Accounts payable, trade	7,442	4,655
Deferred income	37	627
Accrued real estate taxes	1,174	2,651
Accrued payroll and related items	2,380	302
Derivative financial instruments	1,540	1,859
Deferred taxes	4,467	—
Other current liabilities	3,823	5,742
Total current liabilities	31,233	31,459
Long-term liabilities:
Long-term debt	78,039	91,306
Deferred taxes	4,983	7,141
Derivative financial instruments	—	930
Other long-term liabilities	2,105	211
Total long-term liabilities	85,127	99,588
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	143,788	143,575
Retained earnings	341,227	322,028
Treasury stock	(221,992)	(219,550)
Total REX shareholders’ equity	263,322	246,352
Noncontrolling interests	31,023	27,931
Total equity	294,345	274,283
Total liabilities and equity	$410,705	$405,330

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$166,505	$178,849	$520,867	$482,912
Cost of sales	148,327	175,108	482,609	466,709
Gross profit	18,178	3,741	38,258	16,203
Selling, general and administrative expenses	(4,589)	(3,002)	(12,529)	(9,197)
Equity in income of unconsolidated affiliates	3,331	1,542	9,558	1,503
Interest and other income	69	35	158	102
Interest expense	(968)	(1,197)	(3,051)	(3,702)
Losses on derivative financial instruments, net	(23)	(140)	(29)	(366)
Income from continuing operations before income taxes	15,998	979	32,365	4,543
Provision for income taxes	(5,318)	(170)	(11,160)	(1,256)
Income from continuing operations	10,680	809	21,205	3,287
Income from discontinued operations, net of tax	198	53	359	303
Gain on disposal of discontinued operations, net of tax	600	31	732	84
Net income	11,478	893	22,296	3,674
Net income attributable to noncontrolling interests	(1,611)	(484)	(3,097)	(1,526)
Net income attributable to REX common shareholders	$9,867	$409	$19,199	$2,148

Weighted average shares outstanding – basic	8,140	8,226	8,154	8,311

Basic income per share from continuing operations attributable to REX common shareholders	$1.11	$0.04	$2.22	$0.21
Basic income per share from discontinued operations attributable to REX common shareholders	0.03	0.01	0.04	0.04
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.07	—	0.09	0.01
Basic net income per share attributable to REX common shareholders	$1.21	$0.05	$2.35	$0.26

Weighted average shares outstanding – diluted	8,179	8,258	8,197	8,361

Diluted income per share from continuing operations attributable to REX common shareholders	$1.11	$0.04	$2.21	$0.21
Diluted income per share from discontinued operations attributable to REX common shareholders	0.03	0.01	0.04	0.04
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.07	—	0.09	0.01
Diluted net income per share attributable to REX common shareholders	$1.21	$0.05	$2.34	$0.26

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$9,069	$325	$18,108	$1,761
Income from discontinued operations, net of tax	798	84	1,091	387
Net income	$9,867	$409	$19,199	$2,148

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Equity

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2013	29,853	$299	21,701	$(219,550)	$143,575	$322,028	$27,931	$274,283

Net income						19,199	3,097	22,296

Treasury stock acquired			123	(3,079)				(3,079)

Noncontrolling interests distribution and other							(5)	(5)

Stock options and related tax effects	—	—	(62)	637	213	—	—	850

Balance at October 31, 2013	29,853	$299	21,762	$(221,992)	$143,788	$341,227	$31,023	$294,345

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2012	29,853	$299	21,523	$(215,105)	$142,994	$324,323	$29,332	$281,843

Net income						2,148	1,526	3,674

Treasury stock acquired			246	(4,905)				(4,905)

Noncontrolling interests distribution and other							(2,085)	(2,085)

Stock options and related tax effects	—	—	(99)	999	673	—	—	1,672

Balance at October 31, 2012	29,853	$299	21,670	$(219,011)	$143,667	$326,471	$28,773	$280,199

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Nine Months Ended
	October 31,
	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$22,296	$3,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,178	12,430
Impairment charges and other	—	279
Income from equity method investments	(9,558)	(1,503)
(Gain) loss on disposal of real estate and property and equipment	(989)	424
Dividends received from equity method investees	200	2,005
Deferred income	(590)	(1,429)
Derivative financial instruments	(1,249)	(1,009)
Deferred income tax	8,241	1,111
Changes in assets and liabilities:
Accounts receivable	293	(4,981)
Inventories	8,613	2,045
Other assets	1,933	1,513
Accounts payable, trade	2,589	3,030
Other liabilities	(1,529)	(4,357)
Net cash provided by operating activities	43,428	13,232
Cash flows from investing activities:
Capital expenditures	(2,159)	(2,533)
Restricted cash	(500)	—
Repayment of loan receivable	681	—
Restricted investments	280	860
Proceeds from sale of real estate and property and equipment	3,406	2,272
Net cash provided by investing activities	1,708	599
Cash flows from financing activities:
Payments of long-term debt	(18,520)	(15,179)
Stock options exercised	794	358
Noncontrolling interests distribution and other	(5)	(2,085)
Treasury stock acquired	(3,079)	(3,833)
Net cash used in financing activities	(20,810)	(20,739)
Net increase (decrease) in cash and cash equivalents	24,326	(6,908)
Cash and cash equivalents, beginning of period	69,073	75,013
Cash and cash equivalents, end of period	$93,399	$68,105

Non cash financing activities - Cashless exercise of stock options	$—	$1,072
Non cash investing activities – Accrued capital expenditures	$198	$93

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2013

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

Interest Cost

Cash paid for interest for the three months ended October 31, 2013 and 2012 was approximately $900,000 and $1,044,000, respectively. Cash paid for interest for the nine months ended October 31, 2013 and 2012 was approximately $2,822,000 and $3,779,000, respectively.

Financial Instruments

The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreement was not designated for hedge accounting pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The interest rate swap is recorded at its fair value and the changes in fair value are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $416,000 and $446,000 for the three months ended October 31, 2013 and 2012, respectively. The Company paid settlements of the interest rate swap of approximately $1,278,000 and $1,375,000 for the nine months ended October 31, 2013 and 2012, respectively.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of $2,150,000 and $51,000 during the nine months ended October 31, 2013 and 2012, respectively. The Company received no refunds of income taxes during the nine months ended October 31, 2013. The Company received refunds of $1,000,000 during the nine months ended October 31, 2012.

As of October 31, 2013, total unrecognized tax benefits were approximately $1,710,000 and accrued penalties and interest were approximately $395,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $24,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The write-down of inventory was approximately $35,000 and $466,000 at October 31, 2013 and January 31, 2013, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory at October 31, 2013 and January 31, 2013 are as follows (amounts in thousands):

	October 31, 2013	January 31, 2013

Ethanol and other finished goods	$4,453	$7,306
Work in process	3,360	4,414
Grain and other raw materials	8,493	13,199
Total	$16,306	$24,919

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first nine months of fiscal year 2013. There were approximately $0.3 million of impairment charges in the first nine months of fiscal year 2012. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for asset groups in the real estate reportable segment) or a change in the spread between ethanol and grain prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for asset groups in the alternative energy reportable segment).

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The Company is currently evaluating the impact of ASU 2013-11.

Note 3. Leases

At October 31, 2013, the Company has lease agreements, as landlord, for four owned former retail stores and one owned former distribution center. We also have seasonal (temporary) lease agreements, as landlord, for two owned properties. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2014	$398
2015	1,400
2016	838
2017	796
2018	542
Thereafter	255
Total	$4,229

The Company entered into a sale agreement for the entire distribution facility. Upon closing of the sale, which occurred in November 2013, minimum rentals will decline (from the amounts in the table above) by approximately $0.3 million in fiscal year 2013, approximately $1.1 million in fiscal year 2014, approximately $0.5 million in fiscal years 2015, 2016 and 2017 and approximately $0.3 million thereafter.

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

Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2013 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	120	—	—	120
Investment in cooperative (1)	—	—	272	272
Total assets	$122	$—	$272	$394
Interest rate swap derivative liability	$—	$1,540	$—	$1,540
14

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2013 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	300	—	—	300
Investment in cooperative (1)	—	—	252	252
Total assets	$302	$—	$252	$554
Interest rate swap derivative liability	$—	$2,789	$—	$2,789

(1) The money market mutual fund and the investment in cooperative are included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

The following table provides a reconciliation of the activity related to assets (investment in cooperative) measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Balance, January 31, 2013	$252
Current period activity	—
Balance, April 30, 2013	252
Current period activity	10
Balance, July 31, 2013	262
Current period activity	10
Balance, October 31, 2013	$272

There was no change in the fair value of the investment in cooperative during the nine months ended October 31, 2012. The Company determined the fair value of the investment in cooperative by using a discounted cash flow analysis on the expected cash flows. Inputs used in the analysis include the face value of the allocated equity amount, the projected term for repayment based upon a historical trend, and a risk adjusted discount rate based on the expected compensation participants would demand because of the uncertainty of the future cash flows. The inherent risk and uncertainty associated with unobservable inputs could have a significant effect on the actual fair value of the investment.

There were no assets measured at fair value on a non-recurring basis subsequent to January 31, 2013. Assets measured at fair value on a non-recurring basis as of January 31, 2013 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)

Property and equipment, net	$—	$—	$2,096	$419

(1)	Total losses include impairment charges and loss on disposal.

The fair value of the Company’s debt is approximately $88,424,000 and $106,972,000 at October 31, 2013 and January 31, 2013, respectively. The fair value was estimated with Level 2 inputs using a discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements with companies that have a similar credit risk.

Note 5. Property and Equipment

The components of property and equipment at October 31, 2013 and January 31, 2013 are as follows (amounts in thousands):

	October 31, 2013	January 31, 2013

Land and improvements	$23,059	$23,980
Buildings and improvements	35,263	38,056
Machinery, equipment and fixtures	222,382	221,638
Construction in progress	1,342	39
	282,046	283,713
Less: accumulated depreciation	(71,685)	(60,533)

	$210,361	$223,180

Note 6. Other Assets

The components of other assets at October 31, 2013 and January 31, 2013 are as follows (amounts in thousands):

	October 31, 2013	January 31, 2013

Deferred financing costs, net	$462	$781
Deposits	1,014	2,064
Real estate taxes refundable	2,614	2,614
Other	600	1,805
Total	$4,690	$7,264

Note 7. Long Term Debt and Interest Rate Swaps

One Earth Energy Subsidiary Level Debt

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 annually renewable revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (“the Bank”). The construction loan was converted into a term loan on July 31, 2009. On September 3, 2013, One Earth entered into an amendment of its loan agreement with the Bank. The amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at LIBOR plus 300 basis points (3.3% at October 31, 2013). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending April 8, 2019. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not change requirements regarding financial covenants.

Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of October 31, 2013, approximately $44.1 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements. One Earth was in compliance with these covenants, as applicable, at October 31, 2013. On March 13, 2013, One Earth entered into an amendment of its loan agreement with the Bank. This amendment included:

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

The Company’s proportionate share of restricted net assets related to One Earth was approximately $83.3 million and $77.9 million at October 31, 2013 and January 31, 2013, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

As of the end of its third quarter, One Earth has no outstanding borrowings on the $10,000,000 revolving loan, which expires on July 31, 2014.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the Bank. The swap settlements commenced as of July 31, 2009 and terminate on July 8, 2014. The swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9%. At October 31, 2013 and January 31, 2013, the Company recorded a liability of approximately $1.5 million and $2.8 million, respectively, related to the fair value of the swap. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

NuGen Energy Subsidiary Level Debt

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan for $55,000,000 and a $10,000,000 annually renewable revolving loan with First National Bank of Omaha (“the Bank”). The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at October 31, 2013). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 40% of annual excess cash flows are also due. Such payments cannot exceed $5 million in a year.

Borrowings are secured by all of the assets of NuGen. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. As of October 31, 2013, approximately $44.0 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements. NuGen was in compliance with these covenants, as applicable, at October 31, 2013. On March 13, 2013, NuGen entered into an amendment of its loan agreement with the Bank. This amendment included:

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

The Company’s proportionate share of restricted net assets related to NuGen was approximately $57.7 million and $49.5 million at October 31, 2013 and January 31, 2013,

respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with the Bank.

NuGen has no outstanding borrowings on the $10,000,000 revolving loan as of October 31, 2013 which expires on May 31, 2014.

NuGen has issued letters of credit totaling $500,000 as of October 31, 2013.

Note 8. Financial Instruments

The Company uses an interest rate swap, which expires July 8, 2014, to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at October 31, 2013, are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$34,563	$1,540

As the interest rate swap is not designated as a cash flow hedge, the unrealized gain and loss on the derivative is reported in current earnings. The Company reported losses of $23,000 and $140,000 in the third quarter of fiscal years 2013 and 2012, respectively. The Company reported losses of $29,000 and $366,000 in the first nine months of fiscal years 2013 and 2012, respectively.

Note 9. Stock Option Plans

The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options have been granted since fiscal year 2004.

The total intrinsic value of options exercised during the nine months ended October 31, 2013 and 2012 was approximately $0.5 million and $1.8 million, respectively, resulting in tax deductions of approximately $0.2 million and $0.3 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2013	168,755	$12.46
Exercised	(62,915)	$12.63
Outstanding and exercisable at October 31, 2013	105,840	$12.37	0.6	$1,744

During the first nine months of fiscal year 2012, certain officers and directors of the Company tendered 32,935 shares of the Company’s common stock as payment of the exercise price of stock options exercised pursuant to the Company’s Stock-for-Stock and Cashless Option Exercise Rules and Procedures, adopted on June 4, 2001. The purchase price was $32.53 per share. At October 31, 2013, there was no unrecognized compensation cost related to nonvested stock options.

Note 10. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	October 31, 2013			October 31, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$9,069	8,140	$1.11	$325	8,226	$0.04
Effect of stock options	—	39		—	32
Diluted income per share from continuing operations attributable to REX common shareholders	$9,069	8,179	$1.11	$325	8,258	$0.04
20

	Nine Months Ended			Nine Months Ended
	October 31, 2013			October 31, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$18,108	8,154	$2.22	$1,761	8,311	$0.21
Effect of stock options	—	43		—	50
Diluted income per share from continuing operations attributable to REX common shareholders	$18,108	8,197	$2.21	$1,761	8,361	$0.21

For the three months and nine months ended October 31, 2013 and 2012, all shares subject to outstanding options were dilutive.

Note 11. Investments

The following table summarizes equity method investments at October 31, 2013 and January 31, 2013 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount October 31, 2013	Carrying Amount January 31, 2013

Big River	10%	$36,549	$32,438
Patriot	27%	32,662	27,521
Total Equity Method Investments		$69,211	$59,959

The following table summarizes income or (loss) recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Big River	$1,576	$(496)	$4,312	$165
Patriot	1,755	2,038	5,246	1,338
Total	$3,331	$1,542	$9,558	$1,503

Undistributed earnings of Big River and Patriot totaled approximately $30.6 million and $21.2 million at October 31, 2013 and January 31, 2013, respectively. During the first nine months of fiscal years 2013 and 2012, the Company received dividends from equity method investees of approximately $0.2 million and $2.0 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three and nine months ended October 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended October 31, 2013		Three Months Ended October 31, 2012

	Patriot	Big River	Patriot	Big River

Net sales and revenue	$98,776	$339,720	$100,231	$306,808
Gross profit (loss)	$8,312	$30,957	$8,897	$(14,116)
Income (loss) from continuing operations	$6,610	$16,235	$7,678	$(5,109)
Net income (loss)	$6,610	$16,235	$7,678	$(5,109)

	Nine Months Ended October 31, 2013		Nine Months Ended October 31, 2012

	Patriot	Big River	Patriot	Big River

Net sales and revenue	$295,250	$970,309	$271,620	$856,659
Gross profit	$24,500	$76,639	$10,105	$8,399
Income from continuing operations	$19,761	$44,415	$5,032	$1,677
Net income	$19,761	$44,415	$5,032	$1,677

Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at October 31, 2013 and January 31, 2013 are approximately $361.7 million and $367.6 million, respectively.

Note 12. Income Taxes

The effective tax rate on consolidated pre-tax income from continuing operations was 33.2% for the three months ended October 31, 2013, and 17.4% for the three months ended October 31, 2012. The effective tax rate on consolidated pre-tax income from continuing operations was 34.5% for the nine months ended October 31, 2013, and 27.6% for the nine months ended October 31, 2012. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. Net income attributable to noncontrolling interests was a higher percentage of income from continuing operations before income taxes in the third quarter and first nine months of fiscal year 2012 compared to the third quarter and first nine months of fiscal year 2013.

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2010 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

Unrecognized tax benefits, January 31, 2013	$2,157
Changes for prior years’ tax positions	(52)
Changes for current year tax positions	—
Unrecognized tax benefits, October 31, 2013	$2,105

Note 13. Discontinued Operations

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, all operations of the Company’s former retail segment and certain sold properties have been classified as discontinued operations for all periods presented. Once real estate property has been sold, and no continuing involvement is expected, the Company classifies the results of the operations as discontinued operations. The results of operations were previously reported in the Company’s real estate segment. Below is a table reflecting certain items of the Consolidated Condensed Statements of Operations that were reclassified as discontinued operations for the periods indicated (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In Thousands)
Net sales and revenue	$75	$535	$608	$1,759
Cost of sales	(296)	300	(190)	741

Income before income taxes	325	88	589	504
Provision for income taxes	(127)	(35)	(230)	(201)
Income from discontinued operations, net of tax	$198	$53	$359	$303
Gain on disposal	$983	$52	$1,200	$140
Provision for income taxes	(383)	(21)	(468)	(56)
Gain on disposal of discontinued operations, net of tax	$600	$31	$732	$84

Note 14. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

One Earth and NuGen have combined forward purchase contracts for approximately 9.6 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through December 2013.

One Earth and NuGen have combined sales commitments for approximately 43.9 million gallons of ethanol, approximately 193,000 tons of distillers grains and approximately 7.1 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through March 2014.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales and revenue:
Alternative energy	$166,039	$178,495	$519,653	$481,938
Real estate	466	354	1,214	974
Total net sales and revenues	$166,505	$178,849	$520,867	$482,912

Segment gross profit (loss):
Alternative energy	$18,002	$3,686	$37,918	$16,224
Real estate	176	55	340	(21)
Total gross profit	$18,178	$3,741	$38,258	$16,203

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Segment profit (loss):
Alternative energy	$16,491	$1,586	$34,231	$6,478
Real estate	115	(6)	157	(218)
Corporate expense, net	(608)	(601)	(2,023)	(1,717)
Income from continuing operations before income taxes and noncontrolling interests	$15,998	$979	$32,365	$4,543
24

	October 31, 2013	January 31, 2013
Assets:
Alternative energy	$354,152	$337,857
Real estate	9,650	13,326
Corporate	46,903	54,147
Total assets	$410,705	$405,330

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Sales of products alternative energy segment:
Ethanol	76%	74%	75%	76%
Dried distillers grains	19%	19%	18%	18%
Modified distillers grains	2%	4%	4%	3%
Other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Sales of services real estate segment:
Lease revenue	100%	100%	100%	100%

Certain corporate costs and expenses, including information technology, employee benefits and other shared services are allocated to the business segments. The allocations are generally amounts agreed upon by management and are based on a reasonable and systematic approach, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash.

Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $47.4 million held by One Earth and NuGen will be used by the subsidiaries primarily to fund liquidity requirements and maintain adequate working capital levels.

Note 16. Related-Party Transactions

During the third quarters of fiscal year 2013 and 2012, One Earth purchased approximately $57.6 million and $79.0 million, respectively, of corn from the Alliance Grain Elevator, an equity investor in One Earth. Such purchases totaled approximately $208.0 million and $199.9 million for the nine months ended October 31, 2013 and 2012, respectively.

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

We completed our exit of the retail business as of July 31, 2009. Going forward, we expect that our only retail related activities will consist of the administration of previously sold extended service plans and the payment of related claims. All activities related to extended service plans are classified as discontinued operations. In addition, we have owned real estate remaining from our former retail store operations. The real estate segment consists of 11 former retail stores and one distribution center. The distribution center was sold in November 2013.

At October 31, 2013, we had equity investments in four ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment in future periods. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	111.6 M	74%	82.7 M
NuGen Energy, LLC	113.4 M	99%	112.7 M
Patriot Holdings, LLC	119.8 M	27%	31.8 M
Big River Resources W Burlington, LLC	100.2 M	10%	9.7 M
Big River Resources Galva, LLC	107.9 M	10%	10.5 M
Big River United Energy, LLC	111.2 M	5%	5.5 M
Big River Resources Boyceville, LLC	60.2 M	10%	5.8 M
Total	724.3 M		258.7 M

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

Future Energy

Through a wholly owned subsidiary REX I.P., LLC, we have entered into a joint venture with Hytken HPGP LLC to file and defend patents for technology relating to heavy oil and oil sands production methods, and to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60%, and Hytken HPGP owns 40% of the entity named Future Energy, LLC, an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken HPGP. The owner of Hytken HPGP has been retained as a consultant.

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken HPGP. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $477,000 for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy, LLC were immaterial to the Consolidated Condensed Financial Statements.

Critical Accounting Policies and Estimates

During the three months ended October 31, 2013, we did not change any of our critical accounting policies as disclosed in our 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2013. All other accounting policies used in preparing our interim fiscal year 2013 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2013” means the period February 1, 2013 to January 31, 2014.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months and Nine Months Ended October 31, 2013 and 2012

Net sales and revenue in the quarter ended October 31, 2013 were approximately $166.5 million compared to approximately $178.8 million in the prior year’s third quarter, representing a decrease of approximately $12.3 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The decrease was primarily caused by lower sales in our alternative energy segment of approximately $12.5 million. Net sales and revenue from our real estate segment were approximately $0.5 million and $0.4 million in the third quarters of fiscal year 2013 and fiscal year 2012, respectively.

Net sales and revenue for the first nine months of fiscal year 2013 were approximately $520.9 million compared to approximately $482.9 million for the first nine months of fiscal year 2012. This represents an increase of approximately $38.0 million. The increase was primarily caused by higher sales in our alternative energy segment of approximately $37.7 million. Net sales and revenue from our real estate segment were approximately $1.2 million in the first nine months of fiscal year 2013 and approximately $1.0 million in the first nine months of fiscal year 2012. The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended October 31,		Nine Months Ended October 31,

Product Category	2013	2012	2013	2012
Ethanol	76%	74%	75%	76%
Dried distillers grains	19%	19%	18%	18%
Modified distillers grains	2%	4%	4%	3%
Other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Gross profit for the third quarter of fiscal year 2013 was approximately $18.2 million (10.9% of net sales and revenue) which was approximately $14.5 million higher compared to approximately $3.7 million of gross profit (2.1% of net sales and revenue) for the third quarter of fiscal year 2012. Gross profit for the third quarter of fiscal year 2013 increased by approximately $14.3 million compared to the third quarter of fiscal year 2012 from our alternative energy segment. Gross profit for the third quarter of fiscal year 2013 was approximately $0.2 million compared to approximately $0.1 million for the third quarter of fiscal year 2012 from our real estate segment.

Gross profit for the first nine months of fiscal year 2013 was approximately $38.3 million (7.3% of net sales and revenue) which was approximately $22.1 million higher compared to approximately $16.2 million of gross profit (3.4% of net sales and revenue) for the first nine months of fiscal year 2012. Gross profit for the first nine months of fiscal year 2013 increased by approximately $21.7 million compared to the first nine months of fiscal year 2012 from our alternative energy segment. Gross profit for the first nine months of fiscal year 2013 was approximately $340,000 compared to gross loss of approximately $21,000 for the first nine months of fiscal year 2012 from our real estate segment.

Selling, general and administrative expenses for the third quarter of fiscal year 2013 were approximately $4.6 million, an increase of approximately $1.6 million from approximately $3.0 million for the third quarter of fiscal year 2012. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $1.6 million.

Selling, general and administrative expenses for the first nine months of fiscal year 2013 were approximately $12.5 million (2.4% of net sales and revenue), an increase of approximately $3.3 million from approximately $9.2 million (2.0% of net sales and revenue) for the first nine months of fiscal year 2012. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $3.0 million.

During the third quarters of fiscal years 2013 and 2012, we recognized income of approximately $3.3 million and $1.5 million, respectively, from our equity investments in Big River and Patriot. During the first nine months of fiscal years 2013 and 2012, we recognized income of approximately $9.6 million and $1.5 million, respectively, from these investments. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended October 31, 2013 of approximately 324 million gallons. Patriot has one ethanol production plant which shipped approximately 120 million gallons of ethanol in the trailing 12 months ended October 31, 2013. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to historical results.

Interest and other income was approximately $69,000 and approximately $35,000 for the third quarter of fiscal years 2013 and 2012, respectively. Interest income was approximately $158,000 and approximately $102,000 for the first nine months of fiscal years 2013 and 2012, respectively. We expect interest and other income to remain consistent with fiscal year 2012 levels for the remainder of fiscal year 2013.

Interest expense was approximately $1.0 million for the third quarter of fiscal year 2013 compared to approximately $1.2 million for the third quarter of fiscal year 2012, a decrease of approximately $0.2 million. Interest expense was approximately $3.1 million for the first nine months of fiscal year 2013 compared to approximately $3.7 million for the first nine months of fiscal year 2012, a decrease of approximately $0.6 million. These decreases were primarily attributable to the alternative energy segment as scheduled and accelerated principal repayments have reduced our debt levels.

We recognized losses of approximately $23,000 during the third quarter of fiscal year 2013 compared to approximately $140,000 during the third quarter of fiscal year 2012 related to a forward interest rate swap that One Earth entered into during fiscal year 2007. We recognized a loss related to the swap of approximately $29,000 during the first nine months of fiscal year 2013 compared to approximately $366,000 during the first nine months of fiscal year 2012. In general, declining interest rates have a negative effect on our interest rate swap and vice versa, as our swap fixed the interest rate of variable rate debt. Should interest rates decline, we would expect to experience losses on the interest rate swap. We would expect to incur gains on the interest rate swap should interest rates increase. We cannot predict the future movements in interest rates; thus, we are unable to predict the likelihood or amounts of future gains or losses related to the interest rate swap.

As a result of the foregoing, income from continuing operations before income taxes was approximately $16.0 million for the third quarter of fiscal year 2013 versus approximately $1.0 million for the third quarter of fiscal year 2012. Income from continuing operations before income taxes was approximately $32.4 million for the first nine months of fiscal year 2013 versus approximately $4.5 million for the first nine months of fiscal year 2012.

Our effective tax rate was 33.2% and 17.4% for the third quarter of fiscal years 2013 and 2012, respectively. Our effective tax rate for the first nine months of fiscal year 2013 was 34.5% compared to 27.6% for the first nine months of fiscal year 2012. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries. We do not provide an income tax provision or benefit for noncontrolling interests. The noncontrolling interests in the income of One Earth and NuGen was a higher proportion of consolidated pre-tax income in fiscal year 2012 compared to fiscal year 2013.

As a result of the foregoing, income from continuing operations was approximately $10.7 million for the third quarter of fiscal year 2013 versus approximately $0.8 million for the third quarter of fiscal year 2012. Income from continuing operations was approximately $21.2 million for the first nine months of fiscal year 2013 versus approximately $3.3 million for the first nine months of fiscal year 2012.

During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of tax, of approximately $198,000 in the third quarter of fiscal year 2013 compared to approximately $53,000 in the third quarter of fiscal year 2012. We had income from discontinued operations, net of tax, of approximately $359,000 for the first nine months of fiscal year 2013 compared to approximately $303,000 for the first nine months of fiscal year 2012. Gain on sale, net of taxes, of approximately $600,000 was recognized for four properties classified as discontinued operations during the third quarter of fiscal year 2013, compared to approximately $31,000 during the third quarter of fiscal year 2012. Gain on sale, net of taxes, of approximately $732,000 was recognized for seven properties classified as discontinued operations during the first nine months of fiscal year 2013, compared to approximately $84,000 during the first nine months of fiscal year 2012.

Income related to noncontrolling interests was approximately $1.6 million and approximately $0.5 million during the third quarter of fiscal years 2013 and 2012, respectively, and approximately $3.1 million and approximately $1.5 million for the nine months ended October 31, 2013 and 2012, respectively, and represents the owners’ (other than us) share of the income of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2013 was approximately $9.9 million, an increase of approximately $9.5 million from approximately $0.4 million for the third quarter of fiscal year 2012. Net income attributable to REX common shareholders for the first nine months of fiscal year 2013 was approximately $19.2 million, an increase of approximately $17.1 million from approximately $2.1 million for the first nine months of fiscal year 2012.

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

The following table sets forth, for the periods indicated, sales and gross profit by segment (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales and revenue:
Alternative energy	$166,039	$178,495	$519,653	$481,938
Real estate	466	354	1,214	974
Total net sales and revenues	$166,505	$178,849	$520,867	$482,912

Segment gross profit (loss):
Alternative energy	$18,002	$3,686	$37,918	$16,224
Real estate	176	55	340	(21)
Total gross profit	$18,178	$3,741	$38,258	$16,203

Segment profit (loss):
Alternative energy	$16,491	$1,586	$34,231	$6,478
Real estate	115	(6)	157	(218)
Corporate expense, net	(608)	(601)	(2,023)	(1,717)
Income from continuing operations before income taxes	$15,998	$979	$32,365	$4,543
31

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Ethanol	$126,290	$132,557	$391,019	$366,348
Dried distillers grains	31,895	33,168	95,814	84,975
Modified distillers grains	2,703	7,682	16,888	17,152
Other	5,151	5,088	15,932	13,463
Total	$166,039	$178,495	$519,653	$481,938

The following table summarizes certain operating data:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Average selling price per gallon of ethanol	$2.25	$2.38	$2.32	$2.21
Average selling price per ton of dried distillers grains	$228.00	$267.63	$244.29	$227.07
Average selling price per ton of modified distillers grains	$93.50	$134.66	$117.47	$112.87
Average cost per bushel of grain	$6.24	$7.95	$6.95	$6.96
Average cost of natural gas (per mmbtu)	$4.02	$3.47	$4.24	$3.63

Segment Results – Third Quarter Fiscal Year 2013 Compared to Third Quarter Fiscal Year 2012

Net sales and revenue decreased approximately $12.5 million from the third quarter of fiscal year 2012 to approximately $166.0 million in the third quarter of fiscal year 2013, primarily a result of lower selling prices for our products in fiscal year 2013. Ethanol sales decreased from approximately $132.6 million in the third quarter of fiscal year 2012 to approximately $126.3 million in the third quarter of fiscal year 2013. The average selling price per gallon of ethanol decreased from $2.38 in the third quarter of fiscal year 2012 to $2.25 in the third quarter of fiscal year 2013. Our ethanol sales were based upon approximately 56.1 million gallons in the third quarter of fiscal year 2013 compared to approximately 55.8 million gallons in the third quarter of fiscal year 2012. Dried distillers grains sales decreased from approximately $33.2 million in the third quarter of fiscal year 2012 to approximately $31.9 million in the third quarter of fiscal year 2013. The average selling price per ton of dried distillers grains decreased from $267.63 in the third quarter of fiscal year 2012 to $228.00 in the third quarter of fiscal year 2013. Our dried distillers grains sales were based upon approximately 140,000 tons in the third quarter of fiscal year 2013 compared to approximately 124,000 tons in the third quarter of fiscal year 2012. Modified distillers grains sales decreased from approximately $7.7 million in the third quarter of fiscal year 2012 to approximately $2.7 million in the third quarter of fiscal year 2013. The average selling price per ton of modified distillers grains decreased from approximately $134.66 in the third quarter of fiscal year 2012 to approximately $93.50 in the third quarter of fiscal year 2013. Our modified distillers grains sales were based upon approximately 29,000 tons in the third quarter of fiscal year 2013 compared to approximately 57,000 tons in the third quarter of fiscal year 2012. Non-food grade corn oil sales increased from approximately $4.5 million in the third quarter of fiscal year 2012 to approximately $4.9 million in the third quarter of fiscal year 2013. We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	200 million to 230 million gallons
Dried distillers grains	575,000 to 625,000 tons
Modified distillers grains	50,000 to 75,000 tons
Non-food grade corn oil	40 million to 60 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or near capacity, which is dependent upon the crush spread realized. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit from these sales was approximately $18.0 million during the third quarter of fiscal year 2013 compared to approximately $3.7 million during the third quarter of fiscal year 2012. The crush spread for the third quarter of fiscal year 2013 was approximately $0.02 per gallon of ethanol sold compared to the third quarter of fiscal year 2012 which was approximately $(0.46) per gallon of ethanol sold. The improved crush spread was partially offset by a decrease of approximately 15% in the price of dried distillers grains and a decrease of approximately 31% in the price of modified distillers grains. Grain costs decreased approximately $29.9 million (19.5%) during the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. Grain costs accounted for approximately 83.3% ($123.4 million) of our cost of sales during the third quarter of fiscal year 2013 compared to approximately 87.7% ($153.3 million) during the third quarter of fiscal year 2012. Natural gas accounted for approximately 4.1% ($6.1 million) of our cost of sales during the third quarter of fiscal year 2013 compared to approximately 3.1% ($5.5 million) during the third quarter of fiscal year 2012. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be favorable or consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than three months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than three months. Approximately 12% of our forecasted ethanol, approximately 32% of our forecasted distillers grains and approximately 15% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $46.4 million for the remaining forecasted sales. Similarly, approximately 11% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $32.5 million for the remaining forecasted grain purchases.

Selling, general and administrative expenses were approximately $3.9 million in the third quarter of fiscal year 2013, a $1.6 million increase from approximately $2.3 million in the third quarter of fiscal year 2012. The increase is primarily a result of increases in incentive compensation related to the higher segment profitability in fiscal year 2013 and an increase in the rates for rail car leases over the prior year. We expect selling, general and administrative expenses to remain consistent with the third quarter of fiscal year 2013 results in future periods.

Interest expense decreased approximately $0.2 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012 to approximately $1.0 million. This decrease was primarily a result of reduced debt levels from scheduled and accelerated principal repayments.

We recognized income from equity method investments of approximately $3.3 million in the third quarter of fiscal year 2013 compared to approximately $1.5 million in the third quarter of fiscal year 2012. We recognized approximately $1.6 million of income from Big River in the third quarter of fiscal year 2013 compared to a loss of approximately $0.5 million in the third quarter of fiscal year 2012. We recognized approximately $1.8 million of income from Patriot in the third quarter of fiscal year 2013 compared to approximately $2.0 million in the third quarter of fiscal year 2012. In general, Big River benefitted from improved crush spreads and risk management activities in fiscal year 2013 compared to fiscal year 2012. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

Losses on derivative financial instruments held by One Earth were approximately $23,000 in the third quarter of fiscal year 2013 compared to losses of approximately $140,000 in the third quarter of fiscal year 2012. Since the gains or losses on these derivative financial instruments are primarily a function of the movement in interest rates, we cannot predict the likelihood that such gains or losses in future periods will be consistent with current year results.

As a result of the factors discussed above, segment profit increased to approximately $16.5 million in the third quarter of fiscal year 2013 compared to approximately $1.6 million in the third quarter of fiscal year 2012.

Segment Results – Nine Months Ended October 31, 2013 Compared to Nine Months Ended October 31, 2012

Net sales and revenue increased approximately $37.7 million over the first nine months of fiscal year 2012 to approximately $519.7 million in the first nine months of fiscal year 2013, primarily a result of higher selling prices for our products in fiscal year 2013. Ethanol sales increased from approximately $366.3 million in the first nine months of fiscal year 2012 to approximately $391.0 million in the first nine months of fiscal year 2013. The average selling price per gallon of ethanol increased from $2.21 in the first nine months of fiscal year 2012 to $2.32 in the first nine months of fiscal year 2013. Our ethanol sales were based upon approximately 168.5 million gallons in the first nine months of fiscal year 2013 compared to 165.6 million gallons in the first nine months of fiscal year 2012. Dried distillers grains sales increased from approximately $85.0 million in the first nine months of fiscal year 2012 to approximately $95.8 million in the first nine months of fiscal year 2013. The average selling price per ton of dried distillers grains increased from $227.07 in the first nine months of fiscal year 2012 to $244.29 in the first nine months of fiscal year 2013. Our dried distillers grains sales were based upon approximately 392,000 tons in the first nine months of fiscal year 2013 compared to approximately 374,000 tons in the first nine months of fiscal year 2012. Modified distillers grains sales decreased from approximately $17.2 million in the first nine months of fiscal year 2012 to approximately $16.9 million in the first nine months of fiscal year 2013. The average selling price per ton of modified distillers grains increased from approximately $112.87 in the first nine months of fiscal year 2012 to approximately $117.47 in the first nine months of fiscal year 2013. Our modified distillers grains sales were based upon approximately 144,000 tons in the first nine months of fiscal year 2013 compared to approximately 152,000 tons in the first nine months of fiscal year 2012. Non-food grade corn oil sales increased from approximately $11.8 million in the first nine months of fiscal year 2012 to approximately $14.1 million in the first nine months of fiscal year 2013. The increase was primarily a result of volume increases during fiscal year 2013.

Gross profit from these sales was approximately $37.9 million during the first nine months of fiscal year 2013 compared to approximately $16.2 million during the first nine months of fiscal year 2012. Gross profit increased primarily because the crush spread for the first nine months of fiscal year 2013 was approximately ($0.16) per gallon of ethanol sold compared to the first nine months of fiscal year 2012 which was approximately ($0.28) per gallon of ethanol sold. In addition, increases of approximately 8% in the price of dried distillers grains and 4% in the price of modified distillers grains also contributed to the improved gross profit. Grain costs increased approximately $9.0 million (2.2%) during the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012, primarily a result of increased production rates during the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012. Grain costs accounted for approximately 85.4% ($411.3 million) of our cost of sales during the first nine months of fiscal year 2013 compared to approximately 86.4% ($402.2 million) during the first nine months of fiscal year 2012. Natural gas accounted for approximately 4.0% ($19.4 million) of our cost of sales during the first nine months of fiscal year 2013 compared to approximately 3.6% ($16.9 million) during the first nine months of fiscal year 2012. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be favorable or consistent compared to historical periods.

Selling, general and administrative expenses were approximately $10.3 million in the first nine months of fiscal year 2013, a $3.1 million increase from approximately $7.2 million in the first nine months of fiscal year 2012. The increase is primarily a result of increases in incentive compensation related to the higher segment profitability in fiscal year 2013 and an increase in the rates for rail car leases over the prior year.

Interest expense decreased approximately $0.6 million in the first nine months of fiscal year 2013 from the first nine months of fiscal year 2012 to approximately $3.0 million. This decrease was primarily a result of reduced debt levels from scheduled and accelerated principal repayments which totaled approximately $18.5 million.

We recognized income from equity method investments of approximately $9.6 million in the first nine months of fiscal year 2013 compared to approximately $1.5 million in the first nine months of fiscal year 2012. We recognized approximately $4.3 million of income from Big River in the first nine months of fiscal year 2013 compared to approximately $0.2 million in the first nine months of fiscal year 2012. We recognized approximately $5.2 million of income from Patriot in the first nine months of fiscal year 2013 compared to approximately $1.3 million in the first nine months of fiscal year 2012. In general, Big River and Patriot benefitted from improved crush spreads and risk management activities in fiscal year 2013 compared to fiscal year 2012. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

Losses on derivative financial instruments held by One Earth were approximately $29,000 in the first nine months of fiscal year 2013 compared to approximately $366,000 in the first nine months of fiscal year 2012.

As a result of the factors discussed above, segment profit increased to approximately $34.2 million in the first nine months of fiscal year 2013 compared to approximately $6.5 million in the first nine months of fiscal year 2012.

Real Estate

The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At October 31, 2013, we have lease agreements, as landlord, for four owned former retail stores (51,000 square feet leased). We also have seasonal (temporary) lease agreements, as landlord, for two owned properties. We have five owned former retail stores (59,000 square feet) that are vacant at October 31, 2013. We are marketing these vacant properties for lease or sale. In addition, one former distribution center is partially occupied by our corporate office personnel (5,000 square feet) and the remainder is fully leased (462,000 square feet). The former distribution center was sold in November 2013.

Segment Results – Third Quarter Fiscal Year 2013 Compared to Third Quarter Fiscal Year 2012

Net sales and revenue of $466,000 increased $112,000 over the prior year amount of $354,000. The increase results primarily from additional space in our distribution center leased subsequent to the second quarter of fiscal year 2012. We entered into a sale agreement for the entire distribution facility. As the entire distribution facility was sold in November of 2013, we expect lease revenue to decline approximately $1.0 million annually.

Gross profit in the third quarter of fiscal year 2013 was $176,000 compared to $55,000 in the third quarter of fiscal year 2012. The increase results primarily from additional space in our distribution center leased subsequent to the second quarter of fiscal year 2012. We expect gross profit or loss for the remainder of fiscal year 2013 to be insignificant based upon leases currently executed.

As a result of the factors discussed above, the segment profit was $115,000 in the second quarter of fiscal year 2013 compared to a segment loss of $6,000 in the third quarter of fiscal year 2012.

Segment Results – Nine Months Ended October 31, 2013 Compared to Nine Months Ended October 31, 2012

Net sales and revenue of $1,214,000 increased $240,000 over the prior year amount of $974,000. The increase results primarily from additional space in our distribution center leased subsequent to the second quarter of fiscal year 2012. We entered into a sale agreement for the entire distribution facility. As the entire distribution facility was sold in November of 2013, we expect lease revenue to decline approximately $1.0 million annually.

Gross profit in the first nine months of fiscal year 2013 was $340,000 compared to gross loss of $21,000 in the first nine months of fiscal year 2012. The increase results primarily from additional space in our distribution center leased subsequent to the second quarter of fiscal year 2012 and fewer vacant properties in fiscal year 2013. We expect gross profit or loss for the remainder of fiscal year 2013 to be insignificant based upon leases currently executed.

As a result of the factors discussed above, the segment profit was $157,000 in the first nine months of fiscal year 2013 compared to a segment loss of $218,000 in the first nine months of fiscal year 2012.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, interest expense and investment income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results –Third Quarter Fiscal Year 2013 Compared to Third Quarter Fiscal Year 2012

Selling, general and administrative expenses were approximately $0.6 million in the third quarter of fiscal year 2013 consistent with the third quarter of fiscal year 2012. We expect selling, general and administrative expenses for the remainder of fiscal year 2013 to be consistent with the current year third quarter results.

Interest income and interest expense were consistent with the prior year amounts.

Corporate and Other Results –Nine Months Ended October 31, 2013 Compared to Nine Months Ended October 31, 2012

Selling, general and administrative expenses were approximately $2.1 million in the first nine months of fiscal year 2013 consistent with the first nine months of fiscal year 2012. We expect selling, general and administrative expenses for the remainder of fiscal year 2013 to be consistent with the current year third quarter results.

Interest income and interest expense were consistent with the prior year amounts.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $43.4 million for the first nine months of fiscal year 2013, compared to approximately $13.2 million for the first nine months of fiscal year 2012. For the first nine months of fiscal year 2013, cash was provided by net income of approximately $22.3 million, adjusted for non-cash items of approximately $10.3 million, which consisted of depreciation and amortization, income from equity method investments, gain on disposal of real estate and property and equipment, deferred income and the deferred income tax provision. Dividends received from our equity method investees were approximately $0.2 million in the first nine months of fiscal year 2013. A decrease in inventories provided cash of approximately $8.6 million, primarily a result of normal variations in timing of grain received, production and sales levels. A decrease in the balance of derivative financial instruments used cash of approximately $1.2 million, primarily a result of settlements on an interest rate swap. A decrease in other assets provided cash of approximately $1.9 million, primarily a result of refunds of deposits at our ethanol plants. An increase in accounts payable provided cash of approximately $2.6 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in other liabilities used cash of approximately $1.5 million, primarily a result of the scheduled payments of real estate taxes.

Net cash provided by operating activities was approximately $13.2 million for the first nine months of fiscal year 2012. For the first nine months of fiscal year 2012, cash was provided by net income of approximately $3.7 million, adjusted for non-cash items of approximately $10.3 million, which consisted of depreciation and amortization, impairment charges, income from equity method investments, loss on disposal of real estate and property and equipment, deferred income, losses on derivative financial instruments and the deferred income tax provision. Dividends received from our equity method investees were approximately $2.0 million in the first nine months of fiscal year 2012. An increase in accounts receivable represented a use of cash of approximately $5.0 million, primarily a result of normal variations in production and sales levels and the timing of customer payments received. Other liabilities used cash of approximately $4.4 million, primarily a result of the payment of incentive compensation that was accrued at year end. An increase in accounts payable provided cash of approximately $3.0 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in inventory provided cash of approximately $2.0 million, which is primarily a result of normal fluctuations in production and sales levels. A decrease in other assets provided cash of approximately $1.5 million, which is primarily a result of income tax refunds.

At October 31, 2013, working capital was approximately $95.2 million compared to approximately $83.5 million at January 31, 2013. The increase is primarily a result of cash provided by operating activities exceeding our cash used by financing activities (debt service and treasury stock repurchases). The ratio of current assets to current liabilities was 4.0 to 1 at October 31, 2013 and 3.7 to 1 at January 31, 2013.

Cash of approximately $1.7 million was provided by investing activities for the first nine months of fiscal year 2013, compared to approximately $0.6 million during the first nine months of fiscal year 2012. During the first nine months of fiscal year 2013, we had capital expenditures of approximately $2.2 million, primarily related to improvements at the NuGen ethanol plant. One Earth and NuGen expect to spend a combined range of approximately $0.3 million to $0.6 million during the remainder of fiscal year 2013 on various capital projects at their plants. During the first nine months of fiscal year 2013, we received payments of approximately $0.7 million to pay off a loan we made in connection with the sale of real estate. During the first nine months of fiscal year 2013, we used cash of approximately $0.5 million to secure a letter of credit at NuGen. We received approximately $3.4 million as proceeds from the sale of six real estate properties during the first nine months of fiscal year 2013.

Cash of approximately $0.6 million was provided by investing activities for the first nine months of fiscal year 2012. During the first nine months of fiscal year 2012, we had capital expenditures of approximately $2.5 million, primarily related to improvements at the One Earth ethanol plant. We received approximately $2.3 million as proceeds from the sale of four real estate properties during the first nine months of fiscal year 2012. We also received approximately $0.9 million as we were able to reduce the amount of our restricted investments on deposit with the state of Florida to secure our extended service plan obligations.

Cash used in financing activities totaled approximately $20.8 million for the first nine months of fiscal year 2013 compared to approximately $20.7 million for the first nine months of fiscal year 2012. Cash was used by debt payments of approximately $18.5 million, primarily on One Earth’s and NuGen’s term loans. We used cash of approximately $3.1 million to purchase approximately 123,000 shares of our common stock in open market transactions. Stock option activity generated cash of approximately $0.8 million.

Cash used in financing activities totaled approximately $20.7 million for the first nine months of fiscal year 2012. Cash was used by debt payments of approximately $15.2 million, primarily on One Earth’s and NuGen’s term loans. We used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of NuGen and One Earth. Stock option activity generated cash of approximately $0.4 million. In addition, cash of $3.8 million was used to repurchase approximately 213,532 shares of our common stock in open market transactions.

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009. The term loan bore interest at variable interest rates ranging from LIBOR plus 280 basis points to LIBOR plus 300 basis points. On September 3, 2013, One Earth entered into an amendment of its loan agreement with the Bank. This amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at LIBOR plus 300 basis points (3.3% at October 31, 2013). Between the end of its second quarter and September 3, 2013, One Earth paid approximately $2.1 million of unscheduled principal payments associated with the refinancing amendment in addition to regularly scheduled and prepaid principal payments (pursuant to the original loan agreement being amended) of approximately $6.4 million. Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending April 8, 2019. Principal payments equal to 20% of annual excess cash flows are also due; we expect to make this payment during the first or second quarter of fiscal year 2014, however, such payment amount has not been determined. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not change requirements regarding financial covenants.

This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all assets of One Earth. As of October 31, 2013, approximately $44.1 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at October 31, 2013 are as follows:

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated
40

with One Earth) less total current liabilities. At October 31, 2013, working capital was approximately $30.0 million.

•	Capital expenditures are limited to $3.0 million annually.

For the nine months ended October 31, 2013, capital expenditures were approximately $190,000.

One Earth was in compliance with all covenants, as applicable, at October 31, 2013. On March 13, 2013, One Earth entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment included:

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

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha. The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at October 31, 2013). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 40% of annual excess cash flows are also due. Such payments cannot exceed $5 million in a year ; we expect to make this payment during the first or second quarter of fiscal year 2014, however, such payment amount has not been determined.

This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all assets of NuGen. As of October 31, 2013, approximately $44.0 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at October 31, 2013 are as follows:

•	Maintain working capital of at least $7.5 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with NuGen) less total current liabilities. At October 31, 2013, working capital was approximately $26.7 million.

•	Capital expenditures are limited to $2.5 million annually.

For the nine months ended October 31, 2013, capital expenditures were approximately $1.9 million.

NuGen was in compliance with all covenants, as applicable, at October 31, 2013. On March 13, 2013, NuGen entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment included:

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Interest rate risk related to interest income is immaterial. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $88.1 million outstanding in debt as of October 31, 2013, that is variable-rate. Of this amount, approximately $34.6 million is fixed by an interest rate swap, which matures on July 8, 2014. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $416,000 over the term of the debt. However, this change would be greater should LIBOR rates exceed 0.75%, as the floor interest rate of NuGen’s debt is the greater of 4% or LIBOR plus 325 basis points.

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

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At October 31, 2013, One Earth and NuGen combined have purchase commitments for approximately 9.6 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through December 2013. At October 31, 2013, One Earth and NuGen have combined sales commitments for approximately 43.9 million gallons of ethanol, approximately 193,000 tons of distillers grains and approximately 7.1 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through March 2014. Approximately 12% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $36.0 million for the remaining forecasted ethanol sales. Approximately 32% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $8.8 million for the remaining forecasted distillers grains sales. Approximately 15% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.6 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 11% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $32.5 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

During the quarter ended October 31, 2013, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first nine months of fiscal year 2013, neither One Earth nor NuGen paid dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2013	—	$—	—	370,598
September 1-30, 2013	31,694	29.15	31,694	338,904
October 1-31, 2013	44,763	29.01	44,763	294,141
Total	76,457	$29.07	76,457	294,141

(1)	On August 2, 2012, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At October 31, 2013, a total of 294,141 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	December 5, 2013
(Stuart A. Rose)	(Chief Executive Officer)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	December 5, 2013
46