Form 10-K
period 2014-01-31
REX AMERICAN RESOURCES Corp
filed 2014-04-09
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2014	COMMISSION FILE NO. 001-09097

REX AMERICAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1095548 (I.R.S. Employer Identification No.)

7720 Paragon Road, Dayton, Ohio (Address of principal executive offices)	45459 (Zip Code)

 Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

At the close of business on July 31, 2013 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,602,773 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $202,530,910.

There were 8,120,561 shares of the registrant’s Common Stock outstanding as of April 8, 2014.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 3, 2014 are incorporated by reference into Part III of this Form 10-K.

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

Overview

REX was incorporated in Delaware in 1984 as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc., Stereo Town, Inc. and Kelly & Cohen Appliances, Inc., which were formed in 1980, 1981 and 1983, respectively. Our principal offices are located at 7720 Paragon Road, Dayton, Ohio 45459. Our telephone number is (937) 276-3931. Historically, we were a specialty retailer in the consumer electronics and appliance industry serving small to medium-sized towns and communities. In addition, we have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998 and later ethanol production facilities beginning in 2006. Recognizing the change in our business, we changed our corporate name from REX Stores Corporation to REX American Resources Corporation in 2010 as we completed the diversification out of the retail business into the ethanol business.

At January 31, 2014, we had lease agreements, as landlord, for four owned former retail stores and had seven vacant former retail properties. We are marketing these vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with terms of five to twenty years.

We are currently invested in four ethanol production entities, two of which we have a majority ownership interest in. We may make additional investments in the energy industry during fiscal year 2014.

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

We attempt to manage the risk related to the volatility of grain and ethanol prices by utilizing forward grain purchase and forward ethanol and distillers grain sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn price without having a corresponding locked in ethanol price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

The crush spread realized in 2013 was subject to significant volatility. For calendar year 2013, the average Chicago Board of Trade (“CBOT”) near-month corn price was approximately $5.45 per bushel, ranging from a low of approximately $4.12 per bushel in November 2013 to a high of approximately $7.36 per bushel in February 2013. Corn prices were high at the beginning of 2013 as a result of the drought condition experienced in the Midwest in 2012 and decreased later in 2013 as a result of the much improved corn harvest in 2013. Ethanol prices had significant fluctuations ranging from approximately $1.61 per gallon in November 2013 to approximately $2.74 per gallon in May 2013. Ethanol and corn prices have tended to trade in the same direction but with varying spreads. In 2013, the CBOT crush spread (excludes any impact from variations in local corn and ethanol prices due to basis paid or charged) ranged from a low of approximately negative $0.16 per gallon in February 2013 to a high of approximately $0.70 per gallon in August 2013. The actual crush spreads we realized varied from the published CBOT crush spreads as we paid larger than normal basis for corn for much of 2013 resulting from the 2012 drought and risk management practices.

We reported segment profit (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $63.2 million in fiscal year 2013 compared to a segment loss of approximately $1.0 million in fiscal year 2012. The increase in profitability primarily resulted from higher crush spreads (compared to the prior year) experienced in the ethanol industry for a majority of fiscal year 2013 and lower corn prices in the second half of fiscal year 2013 resulting from the improved corn harvest in the current year. We expect that future operating results, from our consolidated plants, will be based upon combined annual production of between 200 and 230 million gallons of ethanol, which assumes that our consolidated ethanol plants will operate at or above nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the fiscal year 2013 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Through a wholly owned subsidiary REX I.P., LLC, we have entered into a joint venture with Hytken HPGP LLC to file and defend patents for eSteam technology relating to heavy oil and oil sands production methods, and to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60%, and Hytken HPGP owns 40% of the entity named Future Energy, LLC (“Future Energy”), an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken HPGP. The owner of Hytken HPGP has been retained as a consultant.

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken HPGP. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $1.0 million for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy were immaterial to the Consolidated Financial Statements.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-K. See Note 18 of the Notes to the Consolidated Financial Statements for information regarding the net sales and revenues and operating results for each of our business segments for the fiscal years ended January 31, 2014, 2013 and 2012.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2013” means the period February 1, 2013 to January 31, 2014. We refer to our fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Alternative Energy Overview

As part of our efforts to diversify and increase our earnings, we began investing in the ethanol industry during fiscal year 2006. We seek to identify quality ethanol plant opportunities located near adequate feedstock supply with good transportation capabilities or other economically beneficial attributes, and that utilize leading ethanol production technology.

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

Ethanol Investments

We have invested in four entities as of January 31, 2014, utilizing equity investments. The following table is a summary of our ethanol investments at January 31, 2014 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	113.2	74%	83.8
NuGen Energy, LLC	114.0	99%	112.9
Patriot Holdings, LLC	120.6	27%	32.6
Big River Resources W Burlington, LLC	104.1	10%	10.4
Big River Resources Galva, LLC	112.5	10%	11.3
Big River United Energy, LLC	116.8	5%	5.8
Big River Resources Boyceville, LLC	55.5	10%	5.6
Total	736.7		262.4

One Earth Energy, LLC

On October 30, 2007, we acquired 74% of the outstanding membership units of One Earth Energy, LLC, or One Earth, for $50.8 million. We consolidate One Earth with our financial results and include them in our alternative energy segment. One Earth completed construction and commenced operations in the second quarter of fiscal year 2009 of its ethanol production facility in Gibson City, Illinois.

NuGen Energy, LLC

Effective July 1, 2010, we acquired a 48% equity interest in NuGen Energy, LLC, or NuGen, which operates an ethanol producing facility in Marion, South Dakota. We consolidate NuGen with our financial results and include them in our alternative energy segment. Our investment included $2,410,000 paid at closing to the then sole shareholder of NuGen and $6,805,000 contributed directly to NuGen. An additional $6,451,000 was due based upon cash distributions from NuGen (“Contingent Consideration”). On November 1, 2011, we acquired an additional 50% equity interest in NuGen. Following the purchase, we owned all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 98% equity interest in NuGen. The purchase price, which included settlement of our remaining Contingent Consideration liability, was $12,678,000. We also contributed an additional $7,000,000 to NuGen at closing. During fiscal year 2012, NuGen repurchased units from certain members, which has resulted in REX owning a 99% equity interest in NuGen.

Patriot Holdings, LLC

We have invested approximately $18.0 million in Patriot Holdings, LLC, or Patriot, for a 27% ownership interest. Patriot commenced production operations in the second quarter of fiscal year 2008. The plant is located in Annawan, Illinois.

Big River Resources, LLC

We have invested $20 million in Big River Resources, LLC, or Big River, for a 10% ownership interest. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates an ethanol plant in West Burlington, Iowa. Big River completed construction in the second quarter of fiscal year 2009 of its second plant which is located in Galva, Illinois. In August 2009, Big River acquired a 50.5% interest in an ethanol production facility which is located in Dyersville, Iowa. Reflecting REX’s 10% ownership interest in Big River, we have an effective 5% ownership interest in this entity. In December 2011, Big River acquired a 100% interest in an ethanol production facility which is located in Boyceville, Wisconsin. Big River also operates five agricultural elevators with a storage capacity of 10 million bushels. During fiscal year 2013, Big River invested in a zein protein plant.

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

According to the Renewable Fuels Association, or RFA, the United States ethanol industry produced an estimated 13.3 billion gallons of ethanol in 2013. According to the RFA, as of January 2014, the United States ethanol industry has grown to 210 plants (192 operating) in 28 states with an annual nameplate capacity of approximately 14.9 billion gallons (approximately 14.0 billion gallons at operating plants) of ethanol production.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered conventional biofuels which was subject to a renewable fuel standard (“RFS”) of at least 13.8 billion gallons per year in 2013. The RFS was scheduled to increase to 14.4 billion gallons in 2014 and 15.0 billion gallons thereafter. Advanced biofuels include ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuels RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022. The Environmental Protection Agency has proposed to reduce the mandates for 2014 to approximately 13.0 billion gallons from conventional biofuels and approximately 2.2 billion gallons from advanced biofuels. The reduced mandates for 2014 were subject to a public comment period which ended in January 2014 and final regulations are expected to be established later in 2014. Presently, there have been no changes proposed for years beyond 2014.

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

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done for the purpose of extending the volume of fuel sold at the gas pump and to meet the RFS. Blending ethanol allows refiners to produce more fuel from a given barrel of oil. Currently, ethanol is blended into approximately 96% of the gasoline sold in the United States, the majority as E-10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The U.S. Environmental Protection Agency approved the use of 15% ethanol in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Despite this, it will take time for this measure to be implemented and is still being met with great resistance.

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

Real Estate Operations

At January 31, 2014, we had lease agreements, as landlord, for four owned former retail stores (51,000 square feet). We have seven owned former retail stores (86,000 square feet), that are vacant at January 31, 2014. We are marketing these vacant properties to lease or sell.

A typical lease agreement has an initial term of five to twenty years with renewal options. Most of our lessees are responsible for a portion of maintenance, taxes and other executory costs. We require our lessees to maintain adequate levels of insurance. We recognized lease revenue of approximately $466,000 and $472,000 during fiscal years 2013 and 2012, respectively.

Retail

When we operated retail stores, we offered extended service contracts to our customers which typically provided, inclusive of manufacturers’ warranties, one to five years of warranty coverage. All such service contracts have expired as of January 31, 2014. We recognized the associated deferred income and expenses, including the cost to repair or replace covered products, over the remaining life of the contracts. We have classified as discontinued operations all retail related activities, including those activities associated with extended service plans, in the Consolidated Statements of Operations for all periods presented.

Facilities

At January 31, 2014, we own four former retail store properties that are leased to outside, unrelated parties, and seven vacant former retail store properties that we are attempting to either lease or sell. We also own the office building (approximately 7,500 square feet) our corporate headquarters are located in. Our consolidated ethanol entities own a combined 408 acres of land and two facilities with an annual nameplate capacity of 100 million gallons of ethanol each.

Employees

At January 31, 2014, we had 105 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

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

Risks Related to our Income Tax Benefits

We may not be able to generate sufficient taxable income to realize our deferred tax assets.

We have approximately $19.8 million of alternative minimum tax (“AMT”) credit carryforwards recorded as deferred tax assets on our consolidated financial statements. Should future results of operations or other factors cause us to determine that it is not more likely than not that we will generate sufficient taxable income to fully utilize our deferred tax assets, we would then be required to establish a valuation allowance against such deferred tax assets. We would increase our income tax expense by the amount of the tax benefit we do not expect to realize. This would negatively impact our net income (loss) and could have a material adverse effect on our results of operations and our financial position.

Risks Related to our Alternative Energy Business

The ethanol industry is changing rapidly which could result in unexpected developments that could negatively impact our operations.

According to the RFA, the ethanol industry has grown from approximately 1.5 billion gallons of annual ethanol production in 1999 to approximately 13.3 billion gallons of annual ethanol production in 2013. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

If cash flow from operations of our ethanol plants is not sufficient to service debt, the plants could fail and we could lose our entire investment.

The ethanol companies we have invested in have varying levels of long term debt. The ability of each company owning the plant to repay borrowings incurred will depend upon the plant’s financial and operating performance. The cash flows and capital resources of an ethanol plant may be insufficient to repay its debt obligations. If a plant cannot service its debt, it may be forced to reduce or delay capital expenditures, sell assets, restructure its indebtedness or seek additional capital. If unable to do so, the value of our investment could decline significantly.

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

The financial returns on our ethanol investments are highly dependent on commodity prices, especially prices for corn or other feedstock, natural gas, ethanol and unleaded gasoline. As a result of the volatility of the prices for these items, the returns may fluctuate substantially and our investments could experience periods of declining prices for their products and increasing costs for their raw materials, which could result in operating losses at our ethanol plants.

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

The spread between ethanol and corn prices can vary significantly. The gross margin at our ethanol plants depends principally on the spread between ethanol and corn prices. Fluctuations in the spread are likely to continue to occur. A sustained narrow or negative spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the results of operations at our ethanol plants.

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

According to the RFA, domestic ethanol production nameplate capacity is approximately 14.9 billion gallons per year at January 2014. The RFA estimates that, as of January 2014, approximately 167 million gallons per year of additional production capacity is under construction or expansion. Current ethanol production capacity exceeds the proposed 2014 RFS requirement which can be satisfied by corn based ethanol (13.0 billion gallons). Excess capacity in the ethanol industry could have an adverse effect on the results of our ethanol operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The Energy Independence and Security Act of 2007 (EISA) established RFS II, which modified the renewable fuel standard from prior legislation. EISA increased the amount of renewable fuel required to be blended into gasoline and required a minimum usage of corn derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015. The EPA has the authority to assign the mandated amounts of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II has been a primary factor in the growth of ethanol usage. On April 10, 2013, the Renewable Fuel Standard Elimination Act was introduced as H.R 1461 to target the repeal of RFS II. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II required volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the United States House of Representatives as H.R. 1959 to permit ethanol produced from natural gas to be used to meet the RFS II mandate. All of these bills were assigned to congressional committees, which will consider them before sending any legislation to Congress.

Under EISA, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. In order to grant a waiver, the EPA administrator must determine in consultation with the Secretaries of Agriculture and Energy, that one of the following two conditions has been met: i) there is inadequate domestic renewable fuel supply or ii) implementation of the requirement would severely harm the economy or environment of a state, region or the country. During fiscal year 2013, several waiver requests were submitted to the EPA based on drought conditions, which were subsequently denied by the EPA.

The RFS II mandate increased to 14.4 billion gallons of corn derived renewable fuel for 2014 and increases to 15.0 billion gallons in 2015. In November of 2013, the EPA released a proposal that includes several approaches for establishing the 2014 standards. The proposal seeks comment on a range of total renewable fuel volumes for 2014 and proposes a level within that range of 15.2 billion gallons, including approximately 13.0 billion gallons of corn derived renewable fuel. The proposal addresses two constraints of RFS II: i) limitations in the volume of ethanol that can be consumed in gasoline given the practical constraints on the supply of higher ethanol blends to the vehicles that can use them and ii) limitations in the ability of the industry to produce sufficient volumes of qualifying renewable fuel. If the EPA reduces the 2014 mandate levels for conventional biofuels or grants a waiver in the future, our ethanol business could be adversely affected.

To document compliance with RFS II, renewable identification numbers (“RINs”), are generated and attached to renewable fuels, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS II or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS II result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol and our ethanol business.

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

The American Recovery and Reinvestment Act of 2009 and EISA provide funding opportunities in support of cellulosic ethanol obtained from biomass sources such as switchgrass and poplar trees. The amended RFS mandates an increasing level of production of non-corn derived biofuels. These federal policies may suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage or wood chips. Cellulosic ethanol has a smaller carbon footprint and is unlikely to divert foodstuff from the market. Several cellulosic ethanol plants are under development and there is a risk that cellulosic ethanol could displace corn ethanol. Our plants are designed as single-feedstock facilities, located in corn production areas with limited alternative feedstock nearby, and would require significant additional investment to convert to the production of cellulosic ethanol. The adoption of cellulosic ethanol as the preferred form of ethanol could have a significant adverse effect on our ethanol business.

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

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program. We believe our plants are grandfathered at their current operating capacity, but plant expansion will need to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFSII mandate. To expand our plant capacity, we may be required to obtain additional permits, install advanced technology equipment, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a negative impact on our financial performance.

The California Air Resources Board (“CARB”) has adopted a Low Carbon Fuel Standard (“LCFS”) requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Charge is included in this lifecycle GHG emission calculation. After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS on November 26, 2012 and revised LCFS regulations took effect in January 2013. This standard could have an adverse impact on the market for corn-based ethanol in California if corn-based ethanol fails to achieve lifecycle GHG emission reductions. This could have a negative impact on our financial performance.

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

Exports of distillers grains produced in the United States have been increasing in recent years. The price of distillers grains has benefitted from the increased exports of the product, with China being the largest importer. In 2013, China rejected certain shipments of distillers grains due to the presence of unapproved genetically modified organisms. If shipments to China or other countries are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

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

The price of distillers grains may decline as a result of restrictions or duties on distillers grains exports from the United States.

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

There is a risk of foreign competition in the ethanol industry. Brazil is presently the second largest producer of ethanol in the world. Brazil’s ethanol production is sugarcane based, and, depending on feedstock prices, may be cheaper to produce. Under the RFS, certain parties were obligated to meet an advanced biofuel standard. In recent years, sugarcane based ethanol imported from Brazil has been one of the most economical means for obligated parties to comply with this standard.

If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol, which may result in lower prices of ethanol. In addition, foreign ethanol producers may be able to produce ethanol at costs lower than ours. These risks could have significant adverse effects on our financial performance.

In addition, the tariff that protected the U.S. ethanol industry expired at the end of 2011. The expiration of the tariff could lead to increases in the import of ethanol produced outside of the U.S.

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

We are exposed to potential business disruption from factors outside our control, including natural disasters, severe weather conditions, accidents, and unforeseen operational failures any of which could negatively affect our transportation operations and could adversely affect our cash flows and operating results.

Potential business disruption in available transportation due to natural disasters, significant track damage resulting from a train derailment, strikes or other interruptions by our transportation providers could result in delays in procuring and supplying raw materials to our ethanol facilities, or transporting ethanol and distillers grains to our customers. Such business disruptions may result in our inability to meet customer demand or contract delivery requirements, as well as the potential loss of customers.

Risks Related to the Exit of our Retail business and Risks Related to our Real Estate Segment.

We have vacant retail space after the completion of the wind down of our retail business.

At January 31, 2014, we own seven former retail store properties comprising approximately 86,000 square feet of vacant real estate. We are currently marketing these facilities for lease or sale. In addition, we have four former retail store locations with leases in place to tenants. We may not be able to successfully lease or sell these properties which could result in lost opportunities for revenue or future impairment charges related to the carrying value of the associated assets. We also have costs related to the vacant properties such as property taxes and utilities that we would have to bear without any revenue from such properties.

Risks Related to our eSteam investments and operations.

eSteam may not be commercially viable technology.

During fiscal year 2013, we invested in eSteam, a new technology utilizing steam to extract deep heavy oil. We spent approximately $1.0 million on this technology during fiscal year 2013. eSteam is a patented but unproven technology. If we cannot demonstrate that the technology is commercially feasible, we may incur additional losses.

Our eSteam technology may be subject to patent challenges.

We could be required to spend considerable time and resources defending our technology from patent challenges.

Operations utilizing our eSteam technology may be subject to stringent environmental regulations.

These operations will require significant amounts of water and energy. If we are unable to obtain the proper permits and sources of water and energy, then we may not be able to operate the new technologies, and thus, generate any revenue.

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

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	59	Chairman of the Board and Chief Executive Officer*
Douglas Bruggeman	53	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	64	Secretary*
Zafar Rizvi	64	President and Chief Operating Officer

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

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol REX.

Fiscal Quarter Ended	High	Low

April 30, 2012	$33.95	$24.61
July 31, 2012	28.05	16.22
October 31, 2012	19.59	17.12
January 31, 2013	21.98	14.43

April 30, 2013	$25.38	$17.12
July 31, 2013	41.00	18.45
October 31, 2013	37.20	26.70
January 31, 2014	49.93	28.22

As of April 8, 2014, there were 106 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our ethanol subsidiaries have certain restrictions on their ability to pay dividends to members (including REX). One Earth paid dividends to REX of approximately $4.4 million, $4.1 million and $5.1 million during fiscal years 2013, 2012 and 2011, respectively. NuGen paid dividends to REX of approximately $5.0 million and $1.3 million during fiscal years 2013 and 2011, respectively. NuGen paid no dividends to REX in fiscal year 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2013	14,135	$28.80	14,135	280,006
December 1-31, 2013	—	$—	—	280,006
January 1-31, 2014	—	$—	—	280,006
Total	14,135	$28.80	14,135	280,006

(1)	On August 2, 2012, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2014, a total of 280,006 shares remained available to purchase under this authorization.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of selected publicly traded ethanol producers (*) for the period commencing January 31, 2009 and ended January 31, 2014. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2009 and reinvestment of all dividends.

* The peer group is comprised of Pacific Ethanol, Inc. and Green Plains Renewable Energy, Inc. In prior years, the peer group included BioFuel Energy Corporation; which has ceased ethanol operations, and has been removed from the peer group.

Item 6.	Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. Prior period amounts applicable to the statement of operations have been adjusted to recognize the reclassification of the results of our former retail segment, certain real estate assets and the financial information associated with Levelland Hockley to discontinued operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of net sales and revenue and gross profit, income from ethanol investments, derivative financial instruments, and long-term debt. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2014	2013	2012	2011	2010
Net sales and revenue (a)	$666,091	$656,639	$409,879	$234,737	$98,423
Net income attributable to noncontrolling interests	$(5,156)	$(707)	$(5,428)	$(3,673)	$(3,900)
Income (loss) from continuing operations attributable to REX common shareholders, net of tax (a)	$33,919	$(2,902)	$27,129	$18,477	$4,472
Net income (loss) attributable to REX common shareholders (b)	$35,073	$(2,295)	$28,270	$5,069	$8,652
Basic income (loss) per share from continuing operations attributable to REX common shareholders (a)	$4.17	$(0.35)	$2.97	$1.91	$0.48
Diluted income (loss) per share from continuing operations attributable to REX common shareholders (a)	$4.15	$(0.35)	$2.95	$1.88	$0.47
Basic net income (loss) per share attributable to REX common shareholders (b)	$4.31	$(0.28)	$3.10	$0.53	$0.93
Diluted net income (loss) per share attributable to REX common shareholders (b)	$4.29	$(0.28)	$3.08	$0.52	$0.91
Total assets	$427,868	$405,330	$438,049	$375,722	$451,505
Long-term debt and capital lease obligations, net of current maturities	$63,500	$91,306	$108,527	$70,973	$126,689

a)	Amounts differ from those previously reported as the results of our former retail segment and certain alternative energy and real estate operations have been reclassified into discontinued operations. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.
22

b)	The results for the year ended January 31, 2011 include a significant expense for loss on deconsolidation of Levelland Hockley and related impairment charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, we were a specialty retailer in the consumer electronics and appliance industry serving small to medium-sized towns and communities. In addition, we have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998 and later ethanol production facilities beginning in 2006.

In fiscal year 2007, we began to evaluate strategic alternatives for our retail segment with a focus on closing unprofitable or marginally profitable retail stores and monetizing our retail-related real estate assets. We did not believe that we were generating an adequate return from our retail business due to the competitive nature of the consumer electronics and appliance industry and the overall economic conditions in the United States. We completed our exit of the retail business as of July 31, 2009. Subsequent to that date, our only retail related activities consisted of the administration of extended service plans we previously sold and the payment of related claims. As of January 31, 2014, all of these extended service plans have expired. All activities related to extended service plans are classified as discontinued operations.

At January 31, 2014, we had lease agreements for all or parts of four former retail properties and had seven vacant former retail properties. We are marketing the vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with a term of five to twenty years.

We currently have equity investments in four ethanol production entities, two of which we have a majority ownership interest in. We may make additional investments in the alternative energy segment during fiscal year 2014.

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

We attempt to manage the risk related to the volatility of grain and ethanol prices by utilizing forward grain purchase and forward ethanol and distillers grain sale contracts. We attempt to match quantities of ethanol and distillers grains sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

The crush spread realized in 2013 was subject to significant volatility. For calendar year 2013, the average CBOT near-month corn price was approximately $5.45 per bushel, ranging from a low of approximately $4.12 per bushel in November 2013 to a high of approximately $7.36 per bushel in February 2013. Corn prices were high at the beginning of 2013 as a result of the drought condition experienced in the Midwest in 2012 and decreased later in 2013 as a result of the much improved corn harvest in 2013. Ethanol prices had significant fluctuations ranging from approximately $1.61 per gallon in November 2013 to approximately $2.74 per gallon in May 2013. Ethanol and corn prices have tended to trade in the same direction but with varying spreads. In 2013, the CBOT crush spread (excludes any impact from variations in local corn and ethanol prices due to basis paid or charged) ranged from a low of approximately negative $0.16 per gallon in February 2013 to a high of approximately $0.70 per gallon in August 2013. The actual crush spreads we realized varied from the published CBOT crush spreads as we paid higher than normal basis for corn for much of 2013 resulting from the 2012 drought and our risk management practices.

We reported segment profit (before income taxes and noncontrolling interests) from our alternative energy segment of approximately $63.2 million in fiscal year 2013 compared to a segment loss of approximately $1.0 million in fiscal year 2012. The increase in profitability primarily resulted from higher crush spreads (compared to the prior year) experienced in the ethanol industry for a majority of fiscal year 2013 and lower corn prices in the second half of fiscal year 2013 are a result of the improved 2013 corn harvest. We expect that future operating results, from our consolidated plants, will be based upon combined annual production of between 200 and 230 million gallons of ethanol, which assumes that our consolidated ethanol plants will operate at or near nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the fiscal year 2013 results.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken HPGP. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $1.0 million for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy, LLC were immaterial to the Consolidated Financial Statements.

Ethanol Investments

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We are currently invested in four entities as of January 31, 2014, utilizing equity investments.

The following table is a summary of our ethanol investments at January 31, 2014 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	113.2	74%	83.8
NuGen Energy, LLC	114.0	99%	112.9
Patriot Holdings, LLC	120.6	27%	32.6
Big River Resources W Burlington, LLC	104.1	10%	10.4
Big River Resources Galva, LLC	112.5	10%	11.3
Big River United Energy, LLC	116.8	5%	5.8
Big River Resources Boyceville, LLC	55.5	10%	5.6
Total	736.7		262.4

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

Real Estate Operations

At January 31, 2014, we have lease agreements, as landlord, for four owned former retail stores (51,000 square feet). We have seven owned former retail stores (86,000 square feet) that are vacant at January 31, 2014. We are marketing these vacant properties to lease or sell. During fiscal year 2013, we sold our single largest property for approximately $5.5 million, which was a former distribution center (when we operated our retail segment) and was partially leased, partially vacant and partially occupied by our corporate office personnel.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Fiscal Years Ended January 31, 2014 and 2013

Net Sales and Revenue – Net sales and revenue in fiscal year 2013 were approximately $666.1 million, a 1.4% increase from approximately $656.6 million in fiscal year 2012. Net sales and revenue do not include sales from operations classified as discontinued operations. This increase was primarily caused by higher sales in our alternative energy segment of approximately $9.5 million. Net sales and revenue from our real estate segment were consistent with the prior year. The following table reflects the approximate percent of net sales and revenue for each product and service group for the periods presented:

	Fiscal Year

Product or Service Category	2013	2012	2011
Ethanol	75%	75%	82%
Dried distillers grains	19	18	17
Modified distillers grains	3	4	1
Other	3	3	—
Total	100%	100%	100%

Gross Profit – Gross profit was approximately $64.2 million in fiscal year 2013, or 9.6% of net sales and revenue, versus approximately $13.6 million in fiscal year 2012 or 2.1% of net sales and revenue. This represents an increase of approximately $50.5 million. Gross profit for fiscal year 2013 increased by approximately $50.4 million from the prior year as a result of operations in the alternative energy segment. Gross loss for fiscal year 2013 decreased by approximately $0.1 million compared to the prior year from our real estate segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2013 were approximately $17.8 million (2.7% of net sales and revenue), an increase of approximately $5.3 million or 42.2% from approximately $12.5 million (1.9% of net sales and revenue) for fiscal year 2012. Compared to the prior year, these expenses increased approximately $4.5 million and $0.8 million in the alternative energy segment and corporate and other category, respectively.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2013 and 2012, we recognized income of approximately $17.2 million and $0.6 million, respectively, from our equity investments in Big River, and Patriot. Big River has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2014 of approximately 331 million gallons. Patriot has one plant which shipped approximately 121 million gallons of ethanol in the trailing 12 months ended January 31, 2014.

Income from Big River was approximately $8.8 million and $0.3 million in fiscal years 2013 and 2012, respectively. Income from Patriot was approximately $8.4 million and $0.4 million in fiscal years 2013 and 2012, respectively. Big River’s and Patriot’s results in the current year were favorably impacted from the increased crush spread experienced in the ethanol industry.

Overall, we expect the trends in crush spread margins described in the “Overview” section to be generally consistent with the operating experience of Big River and Patriot as their results are dependent on the same key drivers (ethanol, corn and natural gas pricing).

Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to the fiscal year 2013 results.

Interest Income – Interest income of approximately $0.1 million for fiscal year 2013 was consistent with the fiscal year 2012 amount.

Interest Expense – Interest expense decreased to approximately $3.9 million for fiscal year 2013 from approximately $4.8 million for fiscal year 2012. This decrease was primarily attributable to the alternative energy segment as scheduled and accelerated principal repayments have reduced our debt levels. Based on current interest rates and debt levels, we expect interest expense to be in the range of $2.2 million to $2.9 million in fiscal year 2014.

Other Income – Other income of approximately $0.1 million for fiscal year 2013 was consistent with the fiscal year 2012 amount. We do not expect other income to be significant in future periods.

Loss on Disposal of Real Estate and Property and Equipment, net – We recognized losses of approximately $0.5 million in fiscal year 2012, which was primarily the result of certain equipment being disposed of in our alternative energy segment.

Loss on Derivative Financial Instruments – We recognized losses of approximately $39,000 and approximately $370,000 during fiscal years 2013 and 2012, respectively, related to a forward interest rate swap that One Earth entered into during fiscal year 2007. As the swap expires in July 2014, we do not expect any future gains or losses to be significant. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. As interest rates declined during fiscal years 2013 and 2012, we incurred losses on the interest rate swap.

Income Taxes – Our effective tax rate was 34.6% and 42.6% for fiscal years 2013 and 2012, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. In addition, our effective rate was favorably impacted by approximately 1.5% during fiscal year 2013 as a result of domestic production activities deductions resulting from operations at certain of our ethanol plants.

Income or Loss from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $39.1 million for fiscal year 2013 versus a loss of approximately $2.2 million for fiscal year 2012.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of taxes, of approximately $0.4 million in fiscal year 2013 compared to approximately $0.5 million in fiscal year 2012. This income includes the amortization of deferred income related to extended service contracts sold when we operated the former retail segment. Gain on sale, net of taxes, of approximately $0.7 million was recognized for eight properties classified as discontinued operations during fiscal year 2013. Six properties were sold and classified as discontinued operations in fiscal year 2012, resulting in a gain, net of taxes of approximately $0.1 million. We expect income from discontinued operations to decline in future periods as our extended service plan activities ended in fiscal year 2013.

Noncontrolling Interests– (Income) or loss related to noncontrolling interests was approximately $(5.2) million and $(0.7) million during fiscal years 2013 and 2012, respectively, and represents the owners’ (other than us) share of the (income) or loss of One Earth and NuGen. Noncontrolling interests of One Earth and NuGen were approximately $(5.4) million and $(0.2) million, respectively, during fiscal year 2013. Noncontrolling interests of One Earth and NuGen were approximately $(0.7) million and $25,000, respectively, during fiscal year 2012. The loss related to noncontrolling interests of Future Energy was approximately $0.4 million during fiscal year 2013. As Future Energy was formed during fiscal year 2013, there was no related noncontrolling interests for prior years.

Net Income or Loss Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $35.1 million for fiscal year 2013 compared to a loss of $2.3 million for fiscal year 2012.

Business Segment Results

We have two segments: alternative energy and real estate. The real estate segment was formerly included in the retail segment. For closed former retail stores and warehouses where we have a retained interest in the related real estate, operations are presented in the real estate segment. Historical results from retail store operations have been reclassified as discontinued operations for all periods presented.

The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 18, our chief operating decision maker (as defined by Accounting Standards Codification (“ASC”) 280 “Segment Reporting”) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes income taxes, discontinued operations, indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Management believes these are useful financial measures; however, they should not be construed as being more important than other comparable GAAP measures.

Items excluded from segment profit generally result from decisions made by corporate executives. Financing, divestiture and tax structure decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions. Amounts in the corporate category below include business activities that are not separately reportable (amounts in thousands):

	Years Ended January 31,
	2014	2013	2012
Net sales and revenues:
Alternative energy	$665,625	$656,167	$408,635
Real estate	466	472	244
Total net sales and revenues	$666,091	$656,639	$408,879

Segment gross profit (loss):
Alternative energy	$64,261	$13,830	$35,179
Real estate	(110)	(228)	(348)
Total gross profit	$64,151	$13,602	$34,831
28

Segment profit (loss):
Alternative energy segment	$63,228	$(1,027)	$48,580
Real estate	(358)	(497)	(603)
Corporate expenses, net	(3,100)	(2,298)	(2,048)
Income from synthetic fuel investments	—	—	2,883
Income (loss) from continuing operations before income taxes	$59,770	$(3,822)	$48,812

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

The following table summarizes sales from One Earth and NuGen, by product group (amounts in thousands):

	Years Ended January 31,
	2014	2013

Ethanol	$500,203	$495,249
Dried distillers grains	125,575	114,732
Modified distillers grains	18,998	27,463
Other	20,849	18,723
Total	$665,625	$656,167

The following table summarizes selected operating data from One Earth and NuGen:

	Years Ended January 31,
	2014	2013

Average selling price per gallon of ethanol	$2.20	$2.23
Average selling price per ton of dried distillers grains	$233.27	$235.56
Average selling price per ton of modified distillers grains	$114.91	$117.89
Average cost per bushel of grain	$6.27	$7.14
Average cost of natural gas (per mmbtu)	$4.54	$3.75

Net sales and revenue for the current year increased approximately $9.5 million over the prior year to approximately $665.6 million. Ethanol sales increased from approximately $495.2 million in the prior year to approximately $500.2 million in the current year. The average selling price per gallon of ethanol decreased from $2.23 in the prior year to $2.20 in the current year. Our ethanol sales were based upon approximately 227.2 million gallons in the current year compared to approximately 222.0 million gallons in the prior year. Our dried distillers grains sales increased from approximately $114.7 million in the prior year to approximately $125.6 million in the current year. The average selling price per ton of dried distillers grains decreased from $235.56 in the prior year to $233.27 in the current year. Our dried distillers grains sales were based upon approximately 538,000 tons in the current year compared to approximately 487,000 tons in the prior year. Our modified distillers grains sales decreased from approximately $27.5 million in the prior year to approximately $19.0 million in the current year. The average selling price per ton of modified distillers grains decreased from $117.89 in the prior year to $114.91 in the current year. Our modified distillers grains sales were based upon approximately 165,000 tons in the current year compared to approximately 233,000 tons in the prior year. Non-food grade corn oil sales increased from approximately $16.0 million in the prior year to approximately $18.8 million in the current year.

We expect that sales of One Earth and NuGen in future periods will be based upon the following:

Product	Annual Sales Quantity

Ethanol	200 million to 230 million gallons
Dried distillers grains	600,000 to 650,000 tons
Modified distillers grains	80,000 to 130,000 tons
Non-food grade corn oil	40 million to 60 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or above capacity, which is dependent upon the crush spread realized.

Gross profit from alternative energy segment sales was approximately $64.3 million during the current year compared to approximately $13.8 million during the prior year. The crush spread for fiscal year 2013 was approximately $(0.04) per gallon of ethanol sold compared to fiscal year 2012 which was approximately $(0.32) per gallon of ethanol sold. Grain accounted for approximately 84% ($504.1 million) of our cost of sales during fiscal year 2013 compared to approximately 86% ($554.8 million) during fiscal year 2012. Natural gas accounted for approximately 5% ($28.1 million) of our cost of sales during fiscal year 2013 compared to approximately 4% ($23.5 million) during fiscal year 2012. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Approximately 10% of our forecasted ethanol, approximately 26% of our forecasted distillers grains and approximately 11% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues in fiscal year 2014 of approximately $46.6 million. Similarly, approximately 8% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from current pricing would result in an increase in annual cost of goods sold in fiscal year 2014 of approximately $32.3 million.

Selling, general and administrative expenses were approximately $14.5 million in fiscal year 2013, a $4.6 million increase from approximately $9.9 million in fiscal year 2012. The increase is primarily a result of increases in incentive compensation related to the higher segment profitability in fiscal year 2013 and an increase in the rates for rail car leases. We expect selling, general and administrative expenses to remain consistent with fiscal year 2013 results in future periods, assuming overall corporate profitability remains relatively consistent.

Income from equity method investments in Big River and Patriot increased from approximately $0.6 million in the prior year to approximately $17.2 million in the current year.

We recognized approximately $8.8 million of income from Big River in fiscal year 2013 which is approximately $8.5 million higher than the prior year amount of approximately $0.3 million. Big River’s results in the current year were positively impacted from the increased crush spread experienced in the ethanol industry.

We recognized approximately $8.4 million of income from Patriot in fiscal year 2013, which is approximately $8.0 million higher than the prior year amount of approximately $0.4 million. Patriot’s results in the current year were positively impacted from the increased crush spread experienced in the ethanol industry.

Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will continue in future periods.

Interest expense decreased approximately $0.9 million from the prior year to approximately $3.9 million in the current year. This decrease was primarily a result of reduced debt levels from scheduled and accelerated principal repayments. Based on current interest rates and debt levels, we expect interest expense to be in the range of $2.2 million to $2.9 million in fiscal year 2014.

Other income of approximately $0.1 million in fiscal year 2013 was consistent compared to the prior year. We do not expect other income to be significant in future periods.

Losses on derivative financial instruments held by One Earth were approximately $39,000 in the current year compared to approximately $0.4 million in the prior year. As the swap expires in July 2014, we do not expect any future gains or losses to be significant.

As a result of the factors discussed above, segment results increased to a profit of approximately $63.2 million in the current year from a loss of approximately $1.0 million in the prior year.

Real Estate

The real estate segment includes all owned and sub-leased real estate including those previously used as retail store operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2014, we have lease agreements, as landlord, for four owned former retail stores (51,000 square feet). We have seven owned former retail stores (86,000 square feet) that are vacant at January 31, 2014. We are marketing these vacant properties to lease or sell.

Net sales and revenue of approximately $0.5 million for the current year were consistent with the prior year amount. We expect lease revenue for future periods to be consistent with the fiscal year 2013 amount based upon leases currently executed. Gross loss from this segment was approximately $0.1 million during the current year compared to approximately $0.2 million during the prior year. We expect gross profit or loss for fiscal year 2013 to be insignificant based upon leases currently executed.

Selling, general and administrative expenses were approximately $0.2 million in fiscal year 2013, consistent with the approximately $0.3 million in fiscal year 2012. We expect selling, general and administrative expenses in future periods to remain consistent with comparable historical periods.

As a result of the factors discussed above, segment loss was approximately $0.4 million in the current year compared to approximately $0.5 million in the prior year. Excluding any property sales that may occur in fiscal year 2014, we expect to generate another segment loss in fiscal year 2014 based upon the current number of vacant properties.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, the results of Future Energy operations, interest expense and interest income not directly allocated to the alternative energy or real estate segments.

Selling, general and administrative expenses were approximately $3.1 million in the current year, an increase of approximately $0.8 million over the approximately $2.3 million of expenses in the prior year. A majority of the increase is a result of the research and development activities of Future Energy. We expect selling, general and administrative expenses in future periods to be consistent with current year levels.

Comparison of Fiscal Years Ended January 31, 2013 and 2012

Net Sales and Revenue – Net sales and revenue in fiscal year 2012 were approximately $656.6 million, a 60.6% increase from approximately $408.9 million in fiscal year 2011. Net sales and revenue do not include sales from operations classified as discontinued operations. This increase was primarily caused by higher sales in our alternative energy segment of approximately $247.5 million. The increase in alternative energy segment sales was primarily a result of consolidating NuGen for the full year in fiscal year 2012. We accounted for the results of NuGen using the equity method of accounting until the fourth quarter of fiscal year 2011, at which time we obtained a controlling financial interest in NuGen, and thus, began consolidating the results. Net sales and revenue from our real estate segment increased $0.2 million over the prior year to approximately $0.5 million.

Gross Profit – Gross profit was approximately $13.6 million in fiscal year 2012, or 2.1% of net sales and revenue, versus approximately $34.8 million in fiscal year 2011 or 8.5% of net sales and revenue. This represents a decrease of approximately $21.2 million. Gross profit for fiscal year 2012 decreased by approximately $21.3 million from the prior year as a result of operations in the alternative energy segment. Gross loss for fiscal year 2012 decreased by approximately $0.1 million compared to the prior year from our real estate segment.

Selling, General and Administrative Expenses– Selling, general and administrative expenses for fiscal year 2012 were approximately $12.5 million (1.9% of net sales and revenue), an increase of approximately $2.1 million or 20.9% from approximately $10.4 million (2.5% of net sales and revenue) for fiscal year 2011. Compared to the prior year, these expenses increased approximately $2.1 million in the alternative energy segment.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2012 and 2011, we recognized income of approximately $0.6 million and $21.5 million, respectively, from our equity investments in Big River, Patriot and NuGen. Effective November 1, 2011, we acquired an additional 50% equity interest in

NuGen. As of November 1, 2011, we ceased using the equity method of accounting for NuGen and began consolidating their results prospectively.

Income from Big River and Patriot in fiscal year 2012 was significantly lower than fiscal year 2011 levels. Income from Big River was approximately $0.3 million and $6.9 million in fiscal years 2012 and 2011, respectively. Income from Patriot was approximately $0.4 million and $5.3 million in fiscal years 2012 and 2011, respectively. Big River’s and Patriot’s results in fiscal year 2012 were negatively impacted from the decreased crush spread experienced in the ethanol industry. Income from NuGen was approximately $9.3 million in fiscal year 2011.

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

Income from Synthetic Fuel Investments– During fiscal year 2011 we received approximately $2.9 million as final payment related to the sale of our membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. We will not receive nor recognize any additional income from the sale of our membership interest.

Interest Income – Interest income of approximately $0.1 million for fiscal year 2012 was approximately $0.3 million lower than interest income for fiscal year 2011. Interest income declined primarily as a result of lower levels of excess cash invested and yields earned on such excess cash.

Interest Expense – Interest expense increased to approximately $4.8 million for fiscal year 2012 from approximately $3.4 million for fiscal year 2011. This increase is primarily a result of consolidating NuGen beginning November 1, 2011 versus using the equity method of accounting for NuGen prior to November 1, 2011.

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

Losses on Derivative Financial Instruments – We recognized losses of approximately $0.4 million and $1.1 million during fiscal years 2012 and 2011, respectively, related to forward interest rate swaps that One Earth entered into during fiscal year 2007. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. As interest rates declined during fiscal years 2012 and 2011, we incurred losses on the interest rate swap.

Income Taxes– Our effective tax rate was 42.6% and 33.3% for fiscal years 2012 and 2011, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. In addition, our effective rate was favorably impacted by approximately 3% during fiscal year 2011 as a result of domestic production activities deductions resulting from operations at certain of our ethanol plants.

Loss or Income from Continuing Operations – As a result of the foregoing, loss from continuing operations was approximately $2.2 million for fiscal year 2012 versus income of approximately $32.6 million for fiscal year 2011.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of taxes, of approximately $0.5 million in fiscal year 2012 compared to approximately $0.7 million in fiscal year 2011. This income includes the amortization of deferred income related to extended service contracts sold when we operated the former retail segment. Six properties classified as discontinued operations were sold during fiscal year 2012, resulting in a gain, net of taxes, of approximately $0.1 million. We sold or disposed of eight former retail store locations classified as discontinued operations in fiscal year 2011; as a result, we had a gain from disposal of discontinued operations, net of taxes, of approximately $0.4 million in fiscal year 2011.

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

Net Loss or Income Attributable to REX Common Shareholders– As a result of the foregoing, net loss attributable to REX common shareholders was approximately $2.3 million for fiscal year 2012 compared to net income of $28.3 million for fiscal year 2011.

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

The following table summarizes sales from One Earth and NuGen by product group (amounts in thousands):

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

Net sales and revenue for fiscal year 2012 increased approximately $247.5 million over the prior year to approximately $656.2 million, primarily a result of consolidating NuGen for the full year in fiscal year 2012. We accounted for the results of NuGen using the equity method of accounting until the fourth quarter of fiscal year 2011, at which time we obtained a controlling financial interest in NuGen, and thus, began consolidating the results. Ethanol sales increased from approximately $333.6 million in the prior year to approximately $495.2 million in fiscal year 2012. The average selling price per gallon of ethanol decreased from $2.49 in the prior year to $2.23 in fiscal year 2012. Our ethanol sales were based upon approximately 222.0 million gallons in fiscal year 2012 compared to approximately 134.0 million gallons in the prior year. Our dried distillers grains sales increased from approximately $71.7 million in the prior year to approximately $114.7 million in fiscal year 2012. The average selling price per ton of dried distillers grains increased from $196.46 in the prior year to $235.56 in fiscal year 2012. Our dried distillers grains sales were based upon approximately 487,000 tons in fiscal year 2012 compared to approximately 327,000 tons in the prior year. The average selling price per ton of modified distillers grains increased from $93.42 in the prior year to $117.89 in fiscal year 2012. Our modified distillers grains sales were based upon approximately 233,000 tons in fiscal year 2012 compared to approximately 24,000 tons in the prior year. Non-food grade corn oil sales were approximately $16.0 million in fiscal year 2012. Fiscal year 2012 was the first year that our consolidated plants produced and sold non-food grade corn oil. The increase in gallons of ethanol sold, tons of dried distillers grains sold and tons of modified distillers grains sold resulted primarily from including the results of NuGen for the full year in fiscal year 2012 but only the fourth quarter in the prior year.

Gross profit from alternative energy segment sales was approximately $13.8 million during fiscal year 2012 compared to approximately $35.2 million during fiscal year 2011. The crush spread for fiscal year 2012 was approximately ($0.32) per gallon of ethanol sold compared to approximately $0.11 per gallon of ethanol sold during fiscal year 2011. Grain accounted for approximately 87% ($558.4 million) of our cost of sales during fiscal year 2012 compared to approximately 85% ($316.0 million) during fiscal year 2011. Natural gas accounted for approximately 4% ($23.5 million) of our cost of sales during fiscal year 2012 compared to approximately 5% ($18.6 million) during fiscal year 2011.

Selling, general and administrative expenses were approximately $9.9 million in fiscal year 2012, a $2.1 million increase from approximately $7.8 million in fiscal year 2011. The increase is primarily a result of including the results of NuGen for the full year in fiscal year 2012 but only the fourth quarter in fiscal year 2011, which resulted in approximately $4.7 million of increased expenses in fiscal year 2012 compared to fiscal year 2011. This increase was partially offset by a decrease in incentive compensation of approximately $2.5 million, a result of decreased segment profitability.

Income from equity method investments in Big River, Patriot and NuGen decreased from approximately $21.5 million in fiscal year 2011 to approximately $0.6 million in the fiscal year 2012.

We recognized approximately $0.3 million of income from Big River in fiscal year 2012 which is approximately $6.6 million lower than the fiscal year 2011 amount of approximately $6.9 million. Big River’s results in fiscal year 2012 were negatively impacted from the decreased crush spread experienced in the ethanol industry.

We recognized approximately $0.4 million of income from Patriot in fiscal year 2012, which is approximately $4.9 million lower than the fiscal year 2011 amount of approximately $5.3 million. Patriot’s results in fiscal year 2012 were negatively impacted from the decreased crush spread experienced in the ethanol industry.

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

Interest expense increased approximately $1.4 million in fiscal year 2012 compared to fiscal year 2011 to approximately $4.8 million. This increase is primarily a result of consolidating NuGen beginning November 1, 2011, versus using the equity method of accounting for NuGen prior to November 1, 2011.

Other income decreased to approximately $0.1 million in fiscal year 2012 compared to approximately $0.6 million in fiscal year 2011. Non recurring income recognized by NuGen related to dividends paid by a co-operative during the prior year is the primary reason for the decrease.

Losses on derivative financial instruments held by One Earth were approximately $0.4 million in fiscal year 2012 compared to approximately $1.1 million in fiscal year 2011. The losses in both fiscal year 2012 and 2011, were primarily a function of the movement in interest rates in those respective years.

As a result of the factors discussed above, segment profit decreased to a loss of approximately $1.0 million in fiscal year 2012 from segment profit of approximately $48.6 million in fiscal year 2011.

Real Estate

The real estate segment includes all owned real estate including those previously used as retail store and distribution center operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At January 31, 2013, we had lease agreements, as landlord, for six owned former retail stores (77,000 square feet). We had 11 owned former retail stores (139,000 square feet) that were vacant at January 31, 2013. In addition, one former distribution center was partially leased (356,000 square feet), partially occupied by our corporate office personnel (10,000 square feet) and partially vacant (111,000 square feet).

Net sales and revenue for fiscal year 2012 increased approximately $0.2 million over the fiscal year 2011 amount to approximately $0.5 million. The increase in revenue is primarily a result of leases for two properties that were leased during fiscal year 2011.

Gross loss from this segment was approximately $0.2 million during fiscal year 2012 consistent with approximately $0.3 million during fiscal year 2011.

Selling, general and administrative expenses were approximately $0.3 million in fiscal year 2012, consistent with the amount in fiscal year 2011.

As a result of the factors discussed above, segment loss was approximately $0.5 million in fiscal year 2012 compared to approximately $0.6 million in fiscal year 2011.

Corporate and Other

Selling, general and administrative expenses were approximately $2.3 million in fiscal year 2012 consistent with expenses in fiscal year 2011.

Interest expense of approximately $44,000 in fiscal year 2012 was consistent with fiscal year 2011.

Interest income of approximately $0.1 million in fiscal year 2012 is approximately $0.2 million lower than the fiscal year 2011 income. Interest income declined primarily as a result of lower levels of excess cash invested and yields earned on such excess cash.

Liquidity and Capital Resources

Our primary sources of cash have been income from operations, dividends from ethanol investments and sales of real estate. Our primary uses of cash have been capital expenditures at our ethanol plants, long term debt repayments and stock repurchases.

Outlook – Our cash balance of approximately $105.1 million includes approximately $41.8 million held by One Earth and NuGen. Pursuant to their debt agreements, One Earth and NuGen are limited with respect to paying dividends. Thus, we expect that One Earth and NuGen will use a majority of their cash for working capital and debt service needs. All of our ethanol investments have long term debt and we expect these organizations to limit the payment of dividends based upon working capital needs, debt service requirements and the requirements of their respective loan agreements. Debt service payments in excess of scheduled amounts related to ethanol debt is the result of excess cash sweeps that are required pursuant to the respective ethanol plant’s debt agreement and are based upon percentages of profitability. In addition, principal payments in excess of scheduled payments have been made based on the permission of the lending institution and our desire to reduce the debt balances.

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

The ethanol industry has experienced favorable crush spreads to date during fiscal year 2014. This is a result of continued lower corn prices that occurred during the latter half of fiscal year 2013 and strong pricing for ethanol. These positive factors have been partially offset by higher natural gas costs resulting from demand spikes as regions of the United States experienced unusually cold temperatures this past winter. We expect corn pricing to remain favorable during the first half of fiscal year 2014.

We do not have combined significant commitments for capital expenditures at January 31, 2014. We expect capital expenditures to be in the range of approximately $4 million to $8 million in fiscal year 2014 and expect to fund such capital expenditures with available cash at our ethanol plant subsidiaries.

Operating Activities – Net cash provided by operating activities was approximately $64.4 million for fiscal year 2013 compared to approximately $17.0 million in fiscal year 2012. During fiscal year 2013, operating cash flow was provided by net income of approximately $40.2 million including adjustments to net income of approximately $13.4 million, which consist of depreciation and amortization, income from equity method investments, derivative financial instruments, gain on disposal of real estate and property and equipment and the deferred income tax provision. Big River and Patriot paid dividends to REX of approximately $5.8 million during fiscal year 2013. Additionally, refundable income taxes decreased approximately $1.5 million resulting from tax overpayments in prior years being used to pay the current year liability. Accounts receivable increased approximately $4.9 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory decreased approximately $5.5 million, primarily a result of the decline in corn costs during fiscal year 2013. Other liabilities increased approximately $2.6 million, primarily a result of increased accrued incentive compensation expenses associated with the increase in profitability in the current year. Prepaid expenses and other assets increased approximately $2.6 million, primarily a result of increased payment for refundable real estate taxes. Accounts payable increased approximately $1.7 million, primarily a result of inventory receipts and timing of vendor payments.

Net cash provided by operating activities was approximately $17.0 million for fiscal year 2012. During fiscal year 2012, operating cash flow was used by net loss of approximately $1.6 million including real estate impairment charges of approximately $0.6 million and other adjustments to net income of approximately $14.4 million, which consist of depreciation and amortization, income from equity method ethanol investments, derivative financial instruments, loss on disposal of real estate and property and equipment, deferred income and the deferred income tax provision. Big River paid dividends to REX of approximately $2.2 million during fiscal year 2012. Additionally, cash was provided by a refund on income taxes of approximately $0.7 million resulting from tax overpayments in prior years. Accounts receivable decreased approximately $1.2 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory decreased approximately $5.4 million, primarily a result of focused inventory management in the crush spread environment occurring during fiscal year 2012. Other liabilities decreased approximately $4.9 million, primarily a result of decreased accrued incentive compensation expenses associated with the decrease in profitability in fiscal year 2012. Accounts payable decreased approximately $1.5 million, primarily a result of inventory receipts and timing of vendor payments.

Investing Activities – Net cash provided by investing activities was approximately $6.8 million during fiscal year 2013 compared to approximately $25,000 during fiscal year 2012. Capital expenditures in fiscal year 2013 totaled approximately $3.5 million, the majority of which was for improvements at the NuGen ethanol plant. Cash of approximately $8.9 million was provided by proceeds from the sale of real estate and property and equipment. We received payments of approximately $0.7 million during fiscal year 2013, to pay off a loan we had in connection with the sale of real estate. We received payments of approximately $1.3 million as refunds or reductions of restricted investments and deposits from governmental agencies.

Net cash provided by investing activities was approximately $25,000 during fiscal year 2012. Capital expenditures in fiscal year 2012 totaled approximately $3.7 million, the majority of which was for improvements at the One Earth ethanol plant. Cash of approximately $2.9 million was provided by proceeds from the sale of real estate and property and equipment. Cash of approximately $0.9 million was provided as we received payments for a portion of the balance of our restricted investments which was a result of our outstanding extended service contracts declining.

Financing Activities – Net cash used in financing activities was approximately $35.2 million during fiscal year 2013 compared to approximately $23.0 million for fiscal year 2012. During fiscal year 2013, repayments of debt were approximately $31.2 million. The increase in repayments of debt resulted primarily from payments of $11.0 million based on NuGen’s and One Earth’s excess cash flows as required by their loan agreements. In addition, the refinancing of One Earth’s debt in fiscal year 2013 required principal payments on the existing debt of approximately $2.8 million. Stock option exercises in fiscal year 2013 generated cash of approximately $1.1 million. We used cash of approximately $1.6 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. We do not expect such payments to noncontrolling members of One Earth and NuGen to increase significantly in fiscal year 2014. During fiscal year 2013, we purchased approximately 137,000 shares of our common stock for approximately $3.5 million in open market transactions.

Net cash used in financing activities was approximately $23.0 million during fiscal year 2012. During fiscal year 2012, repayments of debt were approximately $16.8 million. The decrease in repayments of debt resulted primarily from the refinancing of NuGen’s debt in fiscal year 2011 which required significant payments on the existing debt of approximately $22.0 million. Stock option exercises in fiscal year 2012 generated cash of approximately $0.3 million. We used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. During fiscal year 2012, we purchased approximately 245,000 shares of our common stock for approximately $4.4 million in open market transactions. At January 31, 2014, we had a remaining authorization from our Board of Directors to purchase approximately 280,000 shares of our common stock. We plan to hold all acquired shares in treasury for possible future use.

At January 31, 2014, we had approximately $75.7 million of debt outstanding at a weighted average interest rate of approximately 3.6%, with maturities from October 2016 to October 2018. During fiscal year 2013, we made principal payments of approximately $31.2 million on long-term debt from scheduled repayments, accelerated repayments and excess cash flow payments as defined in One Earth’s and NuGen’s loan agreements. During fiscal year 2012, we made principal payments of approximately $16.8 million on long-term debt from scheduled repayments and early payoffs.

One Earth Subsidiary Level Debt

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 annually renewable revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (“the Bank”). The construction loan was converted into a term loan on July 31, 2009. On September 3, 2013, One Earth entered into an amendment of its loan agreement with the Bank. The amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at LIBOR plus 300 basis points (3.2% at January 31, 2014). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending October 8, 2018. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not change requirements regarding financial covenants.

The loan is secured by all property of One Earth and is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of January 31, 2014, approximately $39.1 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at January 31, 2014 are as follows:

•	Maintain a fixed charge coverage ratio, measured on an annual basis, of at least 1.10 to 1.0.

This ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments. For the fiscal year ended January 31, 2014, the fixed charge coverage ratio was 1.8 to 1.00.

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with One Earth) less total current liabilities. At January 31, 2014, working capital was approximately $26.4 million.

•	Capital expenditures are limited to $3.0 million annually.

For the fiscal year ended January 31, 2014, capital expenditures were approximately $637,000.

One Earth was in compliance with all covenants, as applicable, at January 31, 2014. On March 13, 2013, One Earth entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment included:

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

One Earth paid approximately $1.4 million in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2014, our proportionate share of restricted net assets related to One Earth was approximately $86.9 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth had no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2014 and 2013.

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

Borrowings are secured by all property of NuGen. As of January 31, 2014, approximately $36.6 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts are as follows:

•	Maintain a fixed charge coverage ratio, measured on an annual basis of at least 1.10 to 1.0.

This ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments. For the fiscal year ended January 31, 2014, the fixed charge coverage ratio was 4.0 to 1.00.

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with NuGen) less total current liabilities. At January 31, 2014, working capital was approximately $28.8 million.

•	Capital expenditures are limited to $2.5 million annually except that for the fiscal year ending January 31, 2015, capital expenditures are limited to $8.5 million.

For the fiscal year ended January 31, 2014, capital expenditures were approximately $1.4 million.

NuGen was in compliance with all covenants, as applicable, at January 31, 2014. On March 13, 2013, NuGen entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment includes:

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
41

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

NuGen paid approximately $0.6 million in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2014, our proportionate share of restricted net assets related to NuGen was approximately $66.1 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with First National Bank of Omaha.

NuGen had no outstanding borrowings on the $10,000,000 revolving loan as of January 31, 2014 and 2013. NuGen has issued letters of credit totaling $500,000 at January 31, 2014. There were no issued letters of credit outstanding at January 31, 2013.

On a consolidated basis, approximately 73.3% of our net assets (including equity method investees) are restricted pursuant to the terms of various loan agreements as of January 31, 2014. Including only our consolidated subsidiaries, approximately 54.8% of our net assets are restricted as of January 31, 2014.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory, long term debt and interest rate management.

The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of January 31, 2014 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$75,726	$12,226	$48,500	$15,000	$—
Interest on variable rate debt (a)	6,591	2,679	3,386	526	—
Other (b)	39,354	7,381	12,299	10,089	9,585

Total (c)	$121,671	$22,286	$64,185	$25,615	$9,585

(a)	The interest rates effective as of January 31, 2014 for variable rate loans were used to calculate future payments of interest on variable rate debt.

(b)	Amounts represent primarily payments due for rail car usage and grain contracts at One Earth and NuGen.

(c)	We are not able to determine the likely settlement period for uncertain tax positions, accordingly, approximately $1.8 million of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement for forward basis corn purchase contracts which do not contain a determinable fixed price; accordingly, payments for such contracts have been excluded from the table above.

Seasonality and Quarterly Fluctuations

We experienced seasonality in our ethanol business during fiscal year 2011 as we had higher sales, gross margins and operating profits during the fourth quarter of fiscal year 2011. This trend was not experienced in fiscal years 2013 or 2012 and we believe this trend is unlikely to continue into future years with the expiration of the Volumetric Ethanol Excise Tax Credit as of December 31, 2011. We believe the expiration of the tax credit created an increase in ethanol demand during the fourth quarter of fiscal year 2011.

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

We periodically evaluate our investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If we determine that a decline in market value is other than temporary, then a charge to earnings is recorded in the accompanying Consolidated Statements of Operations for all or a portion of the unrealized loss and a new cost basis in the investment is established.

Inventory – Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide for a permanent write down of inventory, for inventory items that have a cost greater than net realizable value. There was no write down of inventory at January 31, 2014. The write down of inventory was $466,000 at January 31, 2013. Fluctuations in the write down of inventory generally relate to the levels and composition of such inventory at a given point in time. The assumptions we currently use include our estimates of the selling prices of ethanol, distillers grains and non-food grade corn oil.

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

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards and other deferred tax assets. We determined that it is more likely than not that we will be able to generate sufficient taxable income in future years to allow for the full utilization of the federal AMT credit carryforward and other deferred tax assets other than those reserved. In determining the need for a valuation allowance, we have assumed that our ethanol plants and real estate assets will generate future taxable income. We are projecting that the future operations of One Earth and

NuGen will be profitable. We are assuming that we will be relatively successful in our real estate marketing efforts. In addition, we have considered the fact that our AMT credit carryforward has an indefinite life. In general, we have used approximately $35.0 million as the assumed average of future years’ pre-tax income. We believe our assumed target level of earnings is reasonable based upon historical experience and expectations of real estate rental income and ethanol plant operating income. In addition, we considered other factors in our assessment. Although during fiscal years 2009, 2010 and 2012 we realized a taxable loss, we generated taxable income in fiscal years 2013 and 2011 through our ethanol and real estate operations. Furthermore, the taxable loss is attributable, in large part, to accelerated depreciation deductions for income tax purposes. Such deductions are not expected to continue at levels we have seen in the last three years as evidenced by the net deferred tax liability of approximately $17.5 million recorded at January 31, 2014. In addition, we have significant financial resources to deploy in future income producing activities.

A valuation allowance of approximately $2.0 million and approximately $1.9 million was recorded at January 31, 2014 and January 31, 2013, respectively which is primarily for capital loss carryforwards, certain state net operating loss carryforwards and other deferred tax assets. Should estimates of future income differ significantly from our prior estimates, we could be required to make a material change to our deferred tax valuation allowance. The primary assumption used to estimate the valuation allowance has been estimates of future state taxable income. Such estimates can have material variations from year to year based upon expected levels of income from our ethanol plants, leasing income and gains on real estate sales. Factors that could negatively affect future taxable income include adverse changes in the commercial real estate market and the ethanol crush spread. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

As of January 31, 2014, total unrecognized tax benefits were approximately $1.5 million, and accrued penalties and interest were approximately $0.4 million. If we were to prevail on all unrecognized tax benefits recorded, the impact of penalties and interest would benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

New Accounting Pronouncements

Effective February 1, 2013, we adopted the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures were implemented retrospectively and did not impact our financial position, results of operations or cash flows.

There were no other new accounting standards issued during fiscal year 2013 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $75.7 million in variable-rate debt as of January 31, 2014. Of this amount, approximately $33.4 million is fixed by an interest rate swap, which matures on July 8, 2014. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 – 325 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $0.3 million over the term of the debt. However, this change would be greater should LIBOR rates plus 325 basis points exceed 4.0%, which is the floor interest rate of the NuGen subsidiary level long term debt.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2014, One Earth and NuGen combined have purchase commitments for approximately 9.7 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn by March 2014.

One Earth and NuGen have combined sales commitments for approximately 51.6 million gallons of ethanol, 164,000 tons of distillers grains and 5.4 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil by June 2014. Approximately 10% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $34.8 million for the remaining forecasted ethanol sales. Approximately 26% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $10.5 million for the remaining forecasted distillers grains sales. Approximately 11% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.4 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 8% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from current pricing would result in an increase in annual cost of goods sold of approximately $32.3 million for the remaining forecasted corn usage. Approximately 3% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from current pricing would result in an increase in annual cost of goods sold of approximately $4.0 million for the remaining forecasted natural gas usage.

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,149	$69,073
Restricted cash	500	—
Accounts receivable - net	16,486	11,567
Inventory	19,370	24,919
Refundable income taxes	268	1,347
Prepaid expenses and other	4,891	4,091
Deferred taxes - net	2,146	3,930
Total current assets	148,810	114,927
Property and equipment - net	202,258	223,180
Other assets	5,388	6,761
Equity method investments	71,189	59,959
Restricted investments and deposits	223	503
TOTAL ASSETS	$427,868	$405,330

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$12,226	$15,623
Accounts payable – trade	6,626	4,655
Derivative financial instruments	1,141	1,859
Accrued expenses and other current liabilities	12,147	9,322
Total current liabilities	32,140	31,459
LONG TERM LIABILITIES:
Long term debt	63,500	91,306
Deferred taxes	19,613	7,141
Derivative financial instruments	—	930
Other long term liabilities	1,862	211
Total long term liabilities	84,975	99,588
COMMITMENTS AND CONTINGENCIES
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	144,051	143,575
Retained earnings	357,101	322,028
Treasury stock, 21,753 and 21,701 shares, respectively	(222,170)	(219,550)
Total REX shareholders’ equity	279,281	246,352
Noncontrolling interests	31,472	27,931
Total equity	310,753	274,283
TOTAL LIABILITIES AND EQUITY	$427,868	$405,330

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2014	2013	2012

Net sales and revenue	$666,091	$656,639	$408,879
Cost of sales	601,940	643,037	374,048
Gross profit	64,151	13,602	34,831
Selling, general and administrative expenses	(17,846)	(12,546)	(10,376)
Equity in income of unconsolidated ethanol affiliates	17,175	627	21,532
Bargain purchase gain, net	—	—	3,541
Income from synthetic fuel investments	—	—	2,883
Interest income	136	124	367
Interest expense	(3,902)	(4,849)	(3,433)
Loss on early termination of debt	(5)	—	(1)
Other income	100	80	616
Loss on disposal of real estate and property and equipment, net	—	(490)	—
Loss on derivative financial instruments	(39)	(370)	(1,148)
Income (loss) from continuing operations before income taxes	59,770	(3,822)	48,812
(Provision) benefit for income taxes	(20,695)	1,627	(16,255)
Income (loss) from continuing operations	39,075	(2,195)	32,557
Income from discontinued operations, net of tax	413	471	700
Gain on disposal of discontinued operations, net of tax	741	136	441
Net income (loss)	40,229	(1,588)	33,698
Net income attributable to noncontrolling interests	(5,156)	(707)	(5,428)
Net income (loss) attributable to REX common shareholders	$35,073	$(2,295)	$28,270
Weighted average shares outstanding – basic	8,137	8,272	9,117
Basic income (loss) per share from continuing operations attributable to REX common shareholders	$4.17	$(0.35)	$2.97
Basic income per share from discontinued operations attributable to REX common shareholders	0.05	0.06	0.08
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.09	0.01	0.05

Basic net income (loss) per share attributable to REX common shareholders	$4.31	$(0.28)	$3.10

Weighted average shares outstanding – diluted	8,180	8,272	9,187
Diluted income (loss) per share from continuing operations attributable to REX common shareholders	$4.15	$(0.35)	$2.95
Diluted income per share from discontinued operations attributable to REX common shareholders	0.05	0.06	0.08
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.09	0.01	0.05
Diluted net income (loss) per share attributable to REX common shareholders	$4.29	$(0.28)	$3.08
Amounts attributable to REX common shareholders:
Income (loss) from continuing operations, net of tax	$33,919	$(2,902)	$27,129
Income from discontinued operations, net of tax	1,154	607	1,141
Net income (loss)	$35,073	$(2,295)	$28,270

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2014, 2013 AND 2012

(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at January 31, 2011	29,853	299	20,461	(193,713)	142,293	296,053	25,032	269,964

Net income						28,270	5,428	33,698

Treasury stock acquired			1,519	(25,662)				(25,662)

Acquisition of business							956	956

Noncontrolling interests distribution and other							(2,084)	(2,084)

Stock options and related tax effects	—	—	(457)	4,270	701	—	—	4,971

Balance at January 31, 2012	29,853	299	21,523	(215,105)	142,994	324,323	29,332	281,843

Net (loss) income						(2,295)	707	(1,588)

Treasury stock acquired			278	(5,445)				(5,445)

Noncontrolling interests distribution and other							(2,108)	(2,108)

Stock options and related tax effects	—	—	(100)	1,000	581	—	—	1,581

Balance at January 31, 2013	29,853	299	21,701	(219,550)	143,575	322,028	27,931	274,283

Net income						35,073	5,156	40,229

Treasury stock acquired			137	(3,486)				(3,486)

Noncontrolling interests distribution and other							(1,615)	(1,615)

Stock options and related tax effects	—	—	(85)	866	476	—	—	1,342

Balance at January 31, 2014	29,853	$299	21,753	$(222,170)	$144,051	$357,101	$31,472	$310,753

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,229	$(1,588)	$33,698
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,284	16,602	12,086
Impairment charges on real estate	55	562	1,227
Income from equity method investments	(17,175)	(627)	(21,532)
Dividends received from equity method investments	5,804	2,206	4,918
Bargain purchase gain, net	—	—	(3,541)
Income from synthetic fuel investments	—	—	(2,883)
Derivative financial instruments	(1,648)	(1,446)	(1,288)
(Gain) loss on disposal of real estate and property and equipment	(1,015)	357	(683)
Deferred income tax	15,987	(504)	14,667
Excess tax benefit from stock option exercises	(64)	—	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(4,919)	1,217	4,216
Inventory	5,549	5,430	(14,039)
Prepaid expenses and other assets	(1,490)	498	1,059
Income taxes refundable	1,480	719	7,852
Accounts payable-trade	1,721	(1,448)	1,191
Accrued expenses and other liabilities	2,637	(4,930)	(2,052)
Net cash provided by operating activities	64,435	17,048	34,896
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,518)	(3,684)	(7,342)
Proceeds from synthetic fuel investments	—	—	2,883
Purchase of investments	—	—	(1,947)
Acquisition of business, net of cash acquired	—	—	12,293
Repayment of note receivable	681	—	—
Proceeds from sale of real estate and property and equipment	8,876	2,849	4,445
Restricted cash	(500)	—	—
Restricted investments and deposits	1,293	860	237
Net cash provided by investing activities	6,832	25	10,569
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt	(31,203)	(16,820)	(35,653)
Stock options exercised	1,072	265	362
Payments for loan fees	—	—	(627)
Payments to noncontrolling interests holders	(1,638)	(2,085)	(2,084)
Excess tax benefit from stock option exercises	64	—	—
Repayments of contingent consideration liability	—	—	(1,251)
Treasury stock acquired	(3,486)	(4,373)	(22,218)
Net cash used in financing activities	(35,191)	(23,013)	(61,471)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,076	(5,940)	(16,006)
CASH AND CASH EQUIVALENTS-Beginning of year	69,073	75,013	91,019
CASH AND CASH EQUIVALENTS-End of year	$105,149	$69,073	$75,013
Non cash financing activities-Cashless exercises of stock options	$—	$1,071	$3,444
Non cash investing activities-Accrued capital expenditures	$250	$—	$882
Non cash financing activities-Accrued noncontrolling interest holders payments	$—	$23	$—

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of Rex American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2014, the Company maintains ownership interests in four ethanol entities and manages a portfolio of real estate located in six states. The Company operates in two reportable segments, alternative energy and real estate. The Company completed the exit of its retail business during fiscal year 2009 and recognizes, in discontinued operations, revenue and expense associated with administering extended service policies.

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

Concentrations of Risk –The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents. During fiscal years 2013 (four customers), 2012 (four customers) and 2011 (three customers), accounted for approximately 82%, 81% and 78%, respectively, of the Company’s net sales and revenue. At January 31, 2014 and 2013, these customers represented approximately 91% and 80%, respectively, of the Company’s accounts receivable balance. These customers (in fiscal year 2013) were Archer Daniels Midland, Biourja Trading, LLC, CHS, Inc. and United Bio Energy.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no write-down of inventory at January 31, 2014. The write down of inventory was $466,000 at January 31, 2013. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices.

The components of inventory at January 31, 2014, and January 31, 2013 are as follows (amounts in thousands):

	2014	2013

Ethanol and other finished goods	$3,517	$7,306
Work in process	3,017	4,414
Grain and other raw materials	12,836	13,199

Total	$19,370	$24,919

Property and Equipment – Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment. The components of property and equipment at January 31, 2014 and 2013 are as follows (amounts in thousands):

	2014	2013

Land and improvements	$21,543	$23,980
Buildings and improvements	28,297	38,056
Machinery, equipment and fixtures	223,544	221,638
Construction in progress	693	39

	274,077	283,713
Less: accumulated depreciation	(71,819)	(60,533)

	$202,258	$223,180

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded an impairment charge of $55,000 in fiscal year 2013, all of which is included in cost of sales in the Consolidated Statements of Operations. The Company recorded an impairment charge of $562,000 in fiscal year 2012, of which $133,000 is included in cost of sales and $429,000 is classified as discontinued operations in the Consolidated Statements of Operations. The Company recorded an impairment charge of $1,227,000 in fiscal year 2011, of which $11,000 is included in cost of sales and $1,216,000 is classified as discontinued operations in the Consolidated Statements of Operations. The impairment charges classified as cost of sales in fiscal years 2013, 2012 and 2011 relate to individual properties in the Company’s real estate segment. The impairment charges in fiscal years 2012 and 2011 classified as discontinued operations relate to individual properties that have been sold that were previously included in the Company’s real estate segment. These impairment charges are primarily related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for asset groups in the real estate reportable segment) or a change in the spread between ethanol and grain prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for asset groups in the alternative energy reportable segment).

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

In the alternative energy reportable segment, each individual ethanol plant represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities. As such, the Company separately tests individual ethanol plants for recoverability. In addition to the general events and changes in circumstances noted above that indicate that an asset group may not be recoverable, the Company also considers the following events as indicators: (i) the decision to suspend operations at a plant for at least a six month period; or (ii) an expected or actual failure to maintain compliance with debt covenants at our ethanol plants. The alternative energy reportable segment includes only income producing asset groups.

Depreciation expense was approximately $16,915,000, $16,081,000 and $11,721,000 in fiscal years 2013, 2012 and 2011, respectively.

Investments and Deposits – The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method.

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

The Company sold, prior to its exit of the retail business, extended service policies covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions were deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. The Company retained the obligation to perform warranty service and such costs are charged to operations as incurred. All related revenue and expense is classified as discontinued operations. All of the extended service policy contracts have expired as of January 31, 2014.

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

Interest Cost – Cash paid for interest in fiscal years 2013, 2012 and 2011 was approximately $3,492,000, $4,449,000 and $3,174,000, respectively.

Deferred Financing Costs – Direct expenses and fees associated with obtaining long-term debt are capitalized and amortized to interest expense over the life of the loan using the effective interest method.

Financial Instruments – The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps are recorded at their fair values and the changes in fair values are recorded as gain or loss on derivative financial instruments in the Consolidated Statements of Operations. The

Company paid settlements of interest rate swaps of approximately $1,687,000, $1,816,000 and $2,436,000 in fiscal years 2013, 2012 and 2011, respectively.

Forward grain purchase and ethanol and distillers grains sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol in quantities expected to be produced over a reasonable period of time in the normal course of business.

Stock Compensation – The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options were granted in the fiscal years ended January 31, 2014, January 31, 2013 or January 31, 2012. The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2014:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(000’s)	Price	(in years)	(000’s)

Outstanding—Beginning of year	169	$12.46
Granted	—	—
Exercised	(85)	12.55
Canceled or expired	—	—

Outstanding and exercisable—End of year	84	$12.37	0.3	$2,382

The total intrinsic value of options exercised in the fiscal years ended January 31, 2014, 2013 and 2012, was approximately $1.1 million, $1.8 million and $3.2 million, respectively, resulting in tax deductions to realize benefits of approximately $0.4 million, $0.2 million and $1.2 million, respectively. At January 31, 2014, there was no unrecognized compensation cost related to nonvested stock options. See Note 13 for a further discussion of stock options.

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

Discontinued Operations – The Company classifies sold real estate assets in discontinued operations when the operations and cash flows of the real estate assets have been (or will be) eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the real estate after disposal. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluates a number of qualitative and quantitative factors. For purposes of reporting the operations of real estate assets meeting the criteria for discontinued operations, the Company reports net sales and revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to those assets as discontinued operations. Certain corporate level charges, such as general office expense, certain interest expense, and other “fixed” expenses are not allocated to discontinued operations because the Company believes that these expenses were not specific to components’ operations.

Comprehensive Income – The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

New Accounting Pronouncements – Effective February 1, 2013, the Company adopted the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures were implemented retrospectively and did not impact the Company’s financial position, results of operations or cash flows.

2.	INVESTMENTS AND DEPOSITS

The Company’s equity investments are accounted for under ASC 323 “Investments-Equity Method and Joint Ventures”. The following table summarizes equity method investments at January 31, 2014 and 2013 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount January 31, 2014	Carrying Amount January 31, 2013

Big River Resources, LLC	10%	$40,042	$32,438
Patriot Holdings, LLC	27%	31,147	27,521

Total Equity Method Investments		$71,189	$59,959

The Company invested $20 million in Big River, a holding company for several entities, for a 10% ownership interest. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in West Burlington, Iowa. During fiscal year 2013, the plant shipped 104 million gallons of ethanol. The plant has been in operation since 2004. Big River Resources Galva, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in Galva, Illinois. During fiscal year 2013, the plant shipped 113 million gallons of ethanol. The plant has been in operation since 2009. Big River Resources United Energy, LLC, a 50.5% owned subsidiary of Big River, operates an ethanol manufacturing plant in Dyersville, Iowa. During fiscal year 2013, the plant shipped 117 million gallons of ethanol. Big River acquired its interest in this plant in 2009. Big River Resources Boyceville, LLC, a wholly owned subsidiary of Big River operates an ethanol manufacturing plant in Boyceville, Wisconsin. During fiscal year 2013, the plant shipped 56 million gallons of ethanol. Big River acquired its interest in this plant in 2011. The Company recorded income of approximately $8.8 million, $0.3 million and $6.9 million as its share of earnings from Big River during fiscal years 2013, 2012 and 2011, respectively. The Company received dividends of approximately $1.2 million, $2.2 million and $2.0 million from Big River during fiscal years 2013, 2012 and 2011, respectively. At January 31, 2014, the carrying value of the investment in Big River is approximately $40.0 million; the amount of underlying equity in the net assets of Big River is approximately $38.7 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and is recorded within equity method investments on the accompanying Consolidated Balance Sheets.

The Company invested $16 million in Patriot for a 27% ownership interest. Patriot operates an ethanol manufacturing plant in Annawan, Illinois. During fiscal year 2013, the plant shipped 121 million gallons of ethanol. The plant has been in operation since 2008. The Company recorded income of approximately $8.4 million, $0.4 million and $5.3 million as its share of earnings from Patriot during fiscal years 2013, 2012 and 2011, respectively. The Company received no dividends from Patriot during fiscal year 2012. The Company received dividends of approximately $4.6 million and $1.6 million from Patriot during fiscal years 2013 and 2011, respectively. At January 31, 2014, the carrying value of the investment in Patriot is approximately $31.1 million; the amount of underlying equity in the net assets of Patriot is approximately $30.2 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and capitalized interest and is recorded within equity method investments on the accompanying Consolidated Balance Sheets. Capitalized interest is amortized as a basis difference over the life of the asset.

Effective July 1, 2010, the Company purchased a 48% equity interest in NuGen which operates an ethanol producing facility in Marion, South Dakota. On November 1, 2011, the Company acquired an additional 50% equity interest in NuGen. Following the purchase, the Company owns all of the outstanding Class A membership interest units in NuGen, representing a 100% voting interest and a 99% equity interest in NuGen. The Company recorded income (under the equity method of accounting) of approximately $9.3 million as its share of earnings from NuGen during fiscal year 2011. Effective November 1, 2011, the Company ceased using the equity method of accounting and began consolidating the results of NuGen.

Undistributed earnings of equity method investees totaled approximately $32.6 million and $21.2 million at January 31, 2014 and 2013, respectively.

Summarized financial information for each of the Company’s equity method investees, as of their fiscal year end is presented in the following table (amounts in thousands):

As of December 31, 2013

	Patriot	Big River

Current assets	$26,540	$164,278
Non current assets	159,081	348,884
Total assets	$185,621	$513,162
Current liabilities	$16,034	$68,769
Long-term liabilities	57,847	12,503
Total liabilities	$73,881	$81,272
Noncontrolling interests	$—	$45,045
59

As of December 31, 2012

	Patriot	Big River

Current assets	$22,302	$139,879
Non current assets	161,319	375,803
Total assets	$183,621	$515,682
Current liabilities	$20,201	$90,865
Long-term liabilities	65,867	87,301
Total liabilities	$86,068	$178,166
Noncontrolling interests	$—	$29,007

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the years ended December 31, 2013, 2012 and 2011. The summarized information for NuGen is presented for the ten months ended October 31, 2011 (amounts in thousands):

Year Ended December 31, 2013

	Patriot	Big River

Net sales and revenue	$377,532	$1,292,120
Gross profit	$37,411	$124,327
Income from continuing operations	$31,518	$90,729
Net income	$31,518	$90,729

Year Ended December 31, 2012

	Patriot	Big River

Net sales and revenue	$365,302	$1,135,956
Gross profit	$7,685	$20,651
Income from continuing operations	$1,320	$2,799
Net income	$1,320	$2,799

Year Ended December 31, 2011 and Period from January 1, 2011 through October 31, 2011 (NuGen)

	Patriot	Big River	NuGen

Net sales and revenue	$377,250	$1,162,308	$256,973
Gross profit	$29,207	$105,207	$24,490
Income from continuing operations	$22,615	$71,384	$18,133
Net income	$22,615	$71,384	$18,133
60

Patriot and Big River have debt agreements that limit and restrict amounts the entities can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at January 31, 2014 are approximately $366.2 million. At January 31, 2014, the Company’s proportionate share of restricted net assets of Patriot and Big River combined is approximately $51.7 million.

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

The results of NuGen’s operations have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s alternative energy segment. Subsequent to the acquisition date, and during fiscal year 2011, the Company included approximately $84.1 million of net sales and revenue and approximately $4.0 million of net income from NuGen in its Consolidated Statement of Operations. The Company paid approximately $10.4 million of cash for the acquisition, and the fair value of the Company’s previously held equity interest in NuGen was approximately $18.6 million.

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

Under the market approach, the Company used market data of comparable historical ethanol plant sales to estimate that the fair value of the property, plant and equipment acquired, which was $83.0 million (based on the low end of comparable pricing). The fair value of total net assets acquired (or equity value) was $42.9 million.

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

The gain on bargain purchase of approximately $8.9 million, combined with the loss related to the equity method investment remeasurement of approximately $5.4 million is recorded as “Bargain Purchase Gain, Net” of $3.5 million on the accompanying Consolidated Statements of Operations in fiscal year 2011.

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

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries certain cash equivalents, investments and derivative liabilities at fair value.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2014 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$2	$—	$—	$2
Money Market Mutual Fund (1)	120	—	—	120
Investment in Cooperative (1)	—	—	289	289
Total Assets	$122	$—	$289	$411

Interest Rate Swap Derivative Liabilities	$—	$1,141	$—	$1,141

Financial assets and liabilities measured at fair value at January 31, 2013 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$2	$—	$—	$2
Money Market Mutual Fund (1)	300	—	—	300
Investment in Cooperative (1)	—	—	252	252
Total Assets	$302	$—	$252	$554

Interest Rate Swap Derivative Liabilities	$—	$2,789	$—	$2,789

(1) The money market mutual fund is included in “Restricted investments and deposits” and the investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

The following table provides a reconciliation of the activity related to assets measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Investment in Cooperative

Balance, January 31, 2012	$219
Fair value adjustment	33
Balance, January 31, 2013	252
Fair value adjustment	37
Balance, January 31, 2014	$289

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

No other financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21.

The Company reviews its long-lived assets for impairment on at least an annual basis based on the carrying value of these assets. As a result of vacancies at owned real estate locations, the Company tested certain long-lived assets for impairment using a fair value measurement approach. The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and the implied fair value of these assets using recent sales data of comparable properties, and other subjective assumptions. Upon completion of its impairment analysis, which was performed at various times throughout fiscal year 2013, the Company determined that the carrying value of certain long-lived assets exceeded the fair value of these assets. Accordingly, in fiscal year 2013, the Company recorded long-lived asset impairment charges of approximately $55,000.

Assets measured at fair value at January 31, 2014 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2014	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$521	$—	$—	$521	$55

Assets measured at fair value at January 31, 2013 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2013	Level 1	Level 2	Level 3	Total Losses

Property and equipment, net	$2,096	$—	$—	$2,096	$419
65

5.	SYNTHETIC FUEL LIMITED PARTNERSHIPS

During fiscal year 2005, the Company sold its membership interest in a limited liability company that owned a synthetic fuel facility in Gillette, Wyoming. In addition to certain other payments, the Company was eligible to receive $1.50 per ton of “qualified production” produced by the facility and sold through December 2007. The plant was subsequently sold and during fiscal year 2006, the Company modified its agreement with the owners and operators of the synthetic fuel facility. During fiscal year 2011, a final payment of $2.9 million was received with respect to the “qualified production”. Income related to this payment was recognized during fiscal year 2011, as collectability of the amount became assured. No income was recognized during fiscal years 2013 and 2012. The Company will not receive additional payments, or recognize additional income from this investment.

6.	OTHER ASSETS

The components of other noncurrent assets at January 31, 2014 and 2013 are as follows (amounts in thousands):

	January 31,
	2014	2013

Deferred financing costs, net	$402	$781
Prepaid commissions	—	164
Deposits	1,014	2,064
Real estate taxes refundable	3,644	2,614
Other	328	1,138

Total	$5,388	$6,761

Deferred financing costs represent amounts paid to obtain both mortgage debt and borrowings under One Earth’s and NuGen’s debt arrangements. Such amounts are amortized as interest expense using the effective interest method. Future amortization expense is as follows (amounts in thousands):

Years Ended January 31,	Amortization

2015	188
2016	123
2017	44
2018	28
2019	15
Thereafter	4
Total	$402

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with vendors and governmental authorities involved in the ethanol industry.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities at January 31, 2014 and 2013 are as follows (amounts in thousands):

	January 31,
	2014	2013

Accrued utility charges	$3,745	$2,371
Accrued payroll and related items	3,122	301
Accrued real estate taxes	2,471	2,651
Other	2,809	3,999

Total	$12,147	$9,322

8.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with ASC 260, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased under the treasury stock method. For fiscal years 2013 and 2011, all shares subject to outstanding options were dilutive.

As there was a loss from continuing operations in fiscal year 2012, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For fiscal year 2012, a total of 168,755 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares was antidilutive. The following table reconciles the basic and diluted net income per share amounts from continuing operations computations for each year presented for fiscal years 2013 and 2011 (amounts in thousands, except per-share amounts):

	2013

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$33,919	8,137	$4.17
Effect of stock options		43
Diluted net income per share from continuing operations attributable to REX common shareholders	$33,919	8,180	$4.15
67

	2011

	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$27,129	9,117	$2.97
Effect of stock options		70
Diluted net income per share from continuing operations attributable to REX common shareholders	$27,129	9,187	$2.95

9.	LEASES

At January 31, 2014, the Company has lease agreements, as landlord, for four owned properties. All of the leases are accounted for as operating leases. The Company recognized lease revenue of approximately $466,000, $472,000 and $244,000 in fiscal years 2013, 2012 and 2011, respectively. As of January 31, 2014, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended	Minimum
January 31,	Rentals

2015	$343
2016	328
2017	285
2018	74

$1,030

10.	COMMON STOCK

During fiscal years 2013, 2012 and 2011, the Company purchased 137,015 shares, 278,369 shares and 1,518,877 shares, respectively, of its common stock for approximately $3,486,000, $5,445,000 and $25,662,000, respectively. Included in these amounts are shares the Company received totaling 32,935 and 213,288 for the years ended January 31, 2013 and 2012, respectively, as tenders of the exercise price of stock options exercised by certain officers and directors of the Company. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $1,071,000 and $3,444,000 for the years ended January 31, 2013 and, 2012, respectively. At January 31, 2014, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 280,006 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31, 2014	January 31, 2013

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	8,100	8,152
68

11.	LONG-TERM DEBT AND INTEREST RATE SWAPS

Long-term debt consists of notes payable secured by certain land, buildings and equipment. Interest rates ranged from 3.15% to 8.40% in fiscal years 2013 and 2012. Principal and interest are payable periodically over terms that generally range up to five years. The following provides information on rates segregated as fixed or variable and by term:

January 31, 2014
		Balance
Interest Rates	Maturity	(in thousands)

	Variable
3.24% - 4.00%	Within five years	$75,726

January 31, 2013
		Balance
Interest Rates	Maturity	(in thousands)

	Variable
3.15% - 4.00%	Within four years	$106,309

	Fixed
8.40%	Within three years	$620

Annual expected maturities of long-term debt are as follows (amounts in thousands):

Year Ending
January 31,

2015	$12,226
2016	13,500
2017	35,000
2018	8,000
2019	7,000

$75,726

The fair value of the Company’s long-term debt at January 31, 2014 and 2013 was approximately $75.1 million and $107.0 million, respectively. The fair value was estimated using a Level 2 discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements.

One Earth Energy Subsidiary Level Debt

During the third quarter of fiscal year 2009, pursuant to the terms of the loan agreement, One Earth converted its construction loan into a term loan. On September 3, 2013, One Earth entered into an amendment of its loan agreement with First National Bank of Omaha. The amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at LIBOR plus 300 basis points (3.2% at January 31, 2014). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending October 8, 2018.

Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not change requirements regarding financial covenants. Borrowings are secured by all property of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of January 31, 2014 and 2013, approximately $39.1 million and $58.2 million, respectively, was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements.

One Earth has a $10.0 million revolving loan facility that matures July 31, 2014. Borrowings under this facility bear interest at LIBOR plus 265 basis points. One Earth had no outstanding borrowings on the revolving loan as of January 31, 2014 or 2013.

One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are being amortized ratably over the term of the loan. At January 31, 2014, the Company’s proportionate share of restricted assets related to One Earth was approximately $86.9 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with First National Bank of Omaha.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminates on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At January 31, 2014 and 2013, One Earth recorded a liability of approximately $1.1 million and $2.8 million, respectively, related to the fair value of the remaining swap. The change in fair value is recorded in the Consolidated Statements of Operations.

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

Borrowings are secured by all property of NuGen. As of January 31, 2014 and 2013, approximately $36.6 million and $48.1 million, respectively, was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including required levels of EBITDA and working capital and debt service coverage ratio requirements.

NuGen paid approximately $0.6 million in costs related to obtaining its financing arrangement. These costs are recorded as prepaid loan fees and are being amortized over the loan term. At January 31, 2014, the Company’s proportionate share of restricted assets related to NuGen was approximately $66.1 million. Such assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with First National Bank of Omaha.

NuGen had no outstanding borrowings on the $10,000,000 revolving loan, which bears interest at LIBOR plus 300 basis points, subject to a 3.75% floor, as of January 31, 2014 or 2013.

On a consolidated basis, approximately 73.3% of the Company’s net assets (including equity method investees) are restricted as of January 31, 2014. Including only consolidated subsidiaries, approximately 54.8% of the Company’s net assets are restricted as of January 31, 2014.

12.	FINANCIAL INSTRUMENTS

The Company uses an interest rate swap to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As of January 31, 2014, the notional value of the interest rate swap was approximately $33.4 million. At January 31, 2014, the Company has recorded a liability of approximately $1.1 million related to the fair value of the swap. The change in fair value was recorded in the Consolidated Statements of Operations. The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at January 31, 2014 is summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$33,444	$1,141

The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at January 31, 2013 is summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$37,811	$2,789

As the interest rate swap is not designated as a cash flow hedge, the realized and unrealized gains and losses on the derivative instruments is reported in current earnings. The Company reported losses of approximately $39,000, $370,000 and $1,148,000, in fiscal years 2013, 2012 and 2011, respectively.

Swap settlement payments to the counterparty totaled approximately $1,687,000, $1,816,000 and $2,436,000 in fiscal years 2013, 2012 and 2011, respectively.

13.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX American Resources Corporation 1995 Omnibus Stock Incentive Plan and the REX American Resources Corporation 1999 Omnibus Stock Incentive Plan (the “Omnibus Plans”). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2014, 108,011 and 2,302,425 shares remain available for issuance under the 1995 and 1999 Plans, respectively. No awards under the Omnibus Plans have been awarded since fiscal year 2004.

The following summarizes stock option activity for fiscal years 2013, 2012 and 2011 (amounts in thousands, except per-share amounts):

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding—Beginning of year	169	$12.46	269	$13.15	726	$10.16
Exercised	(85)	12.55	(100)	14.30	(457)	8.41
Canceled or expired	—	—	—	—	—	—

Outstanding—End of year	84	$12.37	169	$12.46	269	$13.15

Exercisable—End of year	84	$12.37	169	$12.46	269	$13.15

Price ranges and other information for stock options outstanding as of January 31, 2014 were as follows (amounts in thousands, except per share amounts):

Outstanding and Exercisable
		Weighted	Weighted
Range of		Average	Average
Exercise	Shares	Exercise	Remaining
Prices	(000’s)	Price	Life

$12.18 to $12.45	84	$12.37	0.3

14.	COMMITMENTS

One Earth and NuGen have combined forward purchase contracts for approximately 9.7 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the corn through March 2014.

One Earth and NuGen have combined sales commitments for approximately 51.6 million gallons of ethanol, 164,000 tons of distillers grains and 5.4 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and corn oil through June 2014.

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

One Earth has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is paid over 120 equal installments of $36,500. Payments began in February 2009. One Earth paid approximately $438,000 pursuant to the lease in each of fiscal years 2013, 2012 and 2011.

One Earth has entered into agreements with unrelated parties for the lease of railcars that will be used to ship ethanol. These leases expire on various dates through May 31, 2022. One Earth pays a monthly lease amount per railcar. One Earth paid approximately $2,055,000, $1,723,000 and $1,193,000 pursuant to the lease in fiscal years 2013, 2012 and 2011, respectively.

One Earth has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of One Earth’s distillers grains production during the term of the contract. The contract called for One Earth to pay a fee per ton of distillers grains for the Distillers Grains Marketer’s services. The contract was amended on December 6, 2010, to reduce the fee for DDGS, and the termination date was extended to July 1, 2014. One Earth incurred fees of approximately $640,000 in fiscal year 2013 and approximately $627,000 in each of fiscal years 2012 and 2011 for these marketing services.

One Earth has a grain origination agreement with Alliance Grain, under which it purchased 100% of its grain during fiscal years 2013, 2012 and 2011. One Earth pays to Alliance Grain a certain amount per bushel for procurement fees. The term of the agreement expires October 31, 2014, and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 180 days prior to the expiration of the then current term of the agreement.

NuGen has entered into agreements with unrelated parties for the lease of railcars that will be used to ship ethanol and distillers grains. These leases expire on various dates through September 30, 2022. NuGen pays a monthly lease amount per railcar. NuGen paid approximately $4,350,000, $2,714,000 and $482,000 pursuant to the leases in fiscal years 2013, 2012 and 2011, respectively.

NuGen has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of NuGen’s distillers grains production during the term of the contract. The contract requires NuGen to pay a percentage of the net sales price. The company incurred fees of approximately $838,000 $833,000 and $897,000 in fiscal years 2013, 2012 and 2011, respectively. The termination date of the contract is July 31, 2014.

15.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations for fiscal years 2013, 2012 and

2011 consists of the following (amounts in thousands):

	2013	2012	2011

Federal:
Current	$2,965	$—	$417
Deferred	15,360	(1,595)	14,166

	18,325	(1,595)	14,583

State and Local:
Current	2,150	—	618
Deferred	220	(32)	1,054

	2,370	(32)	1,672

Provision (benefit) for income taxes	$20,695	$(1,627)	$16,255

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2014 and 2013 (amounts in thousands):

	2014	2013

Assets:
Deferral of service contract income	$—	$136
Accrued liabilities	331	46
Stock based compensation	185	338
Property and equipment, net	—	613
Federal net operating loss carryforward	—	7,625
AMT credit carryforward	19,751	23,589
Alcohol fuels tax credit	546	573
State net operating loss carryforward	2,833	3,236
Other items	396	748
Valuation allowance	(2,017)	(1,891)

Total	22,025	35,013
Liabilities:
Basis in pass through entities, including depreciation	(39,195)	(36,489)
Other	(297)	(1,735)

Total	(39,492)	(38,224)
Net deferred tax liability	$(17,467)	$(3,211)

The Company has approximately $19.8 million and $23.6 million of AMT credit carryforwards as of January 31, 2014 and 2013, respectively. The AMT credit carryforwards can be used to offset future regular income tax liabilities subject to certain limitations. The AMT credit carryforwards have no expiration date. The Company must generate approximately $132 million in future taxable income to fully utilize the AMT credit carryforward. If the Company is not able to generate sufficient taxable income in subsequent years to allow for the utilization of the deferred tax assets, the Company would need to provide a valuation allowance for such deferred tax assets, thus increasing income tax expense.

The Company has state net operating loss carryforwards of approximately $32.5 million, net of the federal benefit, which will begin to expire in fiscal year 2019.

The Company has a valuation allowance of approximately $2,017,000 at January 31, 2014. The Company increased the valuation allowance by $126,000, $215,000 and $434,000 in fiscal years 2013 2012, and 2011, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits and federal capital loss carryforwards.

The Company paid income taxes of approximately $3,450,000, $51,000 and $1,550,000 in fiscal years 2013, 2012 and 2011, respectively. The Company received refunds of income taxes of approximately $38,000, $1,005,000 and $7,208,000 in fiscal years 2013, 2012 and 2011, respectively.

The effective income tax rate on consolidated pre-tax loss or income differs from the federal income tax statutory rate for fiscal years 2013, 2012 and 2011 as follows:

	2013	2012	2011

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	4.5	5.3	4.0
Net change in valuation allowance	0.2	(4.7)	1.0
Domestic production activities deduction	(1.5)	—	(3.2)
Uncertain tax positions	(0.1)	(1.4)	0.2
Noncontrolling interest	(3.4)	6.7	(4.0)
Other	(0.1)	1.7	0.3

Total	34.6%	42.6%	33.3%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2010 and prior.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2014, total unrecognized tax benefits were $1,451,000, and accrued penalties and interest were $411,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $24,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Years Ended
	January 31,
	2014	2013

Unrecognized tax benefits, beginning of year	$2,157	$2,484
Changes for tax positions for prior years	(295)	(327)
Changes for tax positions for current year	—	—

Unrecognized tax benefits, end of year	$1,862	$2,157

16.	DISCONTINUED OPERATIONS

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, all operations of the Company’s former retail segment, including extended warranty revenues and costs, and certain sold properties have been classified as discontinued operations for all periods presented. Once real estate property has been sold, and no continuing involvement is expected, the Company classifies the results of the operations as discontinued operations. Below is a table reflecting certain items of the Consolidated Statements of Operations that were reclassified as discontinued operations for fiscal years 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011

Net sales and revenue	$1,466	$2,997	$5,194

Cost of sales	$548	$1,621	$2,719

Income before income taxes	$683	$733	$1,117
Provision for income taxes	(270)	(262)	(417)
Income from discontinued operations, net of tax	$413	$471	$700

Gain on disposal before provision for income taxes	$1,226	$211	$704
Provision for income taxes	(485)	(75)	(263)
Gain on disposal of discontinued operations, net of tax	$741	$136	$441

17.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2014 or 2013 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

18.	SEGMENT REPORTING

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

	Years Ended January 31,
	2014	2013	2012
Net sales and revenues:
Alternative energy	$665,625	$656,167	$408,635
Real estate	466	472	244
Total net sales and revenues	$666,091	$656,639	$408,879

Segment gross profit (loss):
Alternative energy	$64,261	$13,830	$35,179
Real estate	(110)	(228)	(348)
Total gross profit	$64,151	$13,602	$34,831

Segment profit (loss):

Alternative energy segment profit (loss)	$63,228	$(1,027)	$48,580
Real estate segment loss	(358)	(497)	(603)
Corporate expenses, net	(3,100)	(2,298)	(2,048)
Income from synthetic fuel investments	—	—	2,883
Income (loss) from continuing operations before income taxes	$59,770	$(3,822)	$48,812

Sales of products alternative energy segment:
Ethanol	75%	76%	82%
Dried distillers grains	19%	18%	17%
Modified distillers grains	3%	4%	1%
Other	3%	2%	—%
Total	100%	100%	100%

Sales of services real estate segment:
Leasing	100%	100%	100%
77

	Years Ended January 31,
	2014	2013	2012
Interest income:
Alternative energy	$62	$37	$48
Real estate	—	—	—
Corporate and other	74	87	319
Total interest income	$136	$124	$367

Depreciation and amortization expense:
Alternative energy	$16,914	$16,073	$11,653
Real estate	131	137	103
Corporate and other	—	—	—
Total depreciation and amortization expense	$17,045	$16,210	$11,756

Equity in income of unconsolidated affiliates:
Alternative energy	$17,175	$627	$21,532
Real estate	—	—	—
Total equity in income of unconsolidated affiliates	$17,175	$627	$21,532

Additions to property and equipment:
Alternative energy	$3,374	$2,802	$7,276
Real estate	—	—	66
Corporate and other	394	—	—
Total additions to property and equipment	$3,768	$2,802	$7,342
78

	January 31,
	2014	2013	2012
Assets:
Alternative energy	$356,589	$337,857	$367,029
Real estate	4,722	13,326	17,458
Corporate and other	66,557	54,147	53,562
Total assets	$427,868	$405,330	$438,049

Additions to other long lived assets:
Alternative energy	$1,030	$645	$2,624
Real estate	—	—	—
Total additions to other long lived assets	$1,030	$645	$2,624

Current and long term debt:
Alternative energy	$75,726	$106,309	$122,678
Corporate and other	—	620	1,071
Total long term debt	$75,726	$106,929	$123,749

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

Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $41.8 million held by One Earth and NuGen at January 31, 2014 will be used primarily to fund working capital needs for the subsidiaries.

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

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2013	2013	2013	2014

Net sales and revenue (a)	$178,424	$175,389	$166,188	$146,090
Gross profit (a)	8,992	10,870	18,010	26,279
Net income	4,073	6,745	11,478	17,933
Net income attributable to REX common shareholders	3,507	5,825	9,867	15,874
Basic net income per share attributable to REX common shareholders (b)	$0.43	$0.71	$1.21	$1.96
Diluted net income per share attributable to REX common shareholders (b)	$0.43	$0.71	$1.21	$1.95

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2012	2012	2012	2013

Net sales and revenue (a)	$150,755	$152,898	$178,639	$174,347
Gross profit (loss) (a)	5,463	7,006	3,691	(2,558)
Net income (loss)	1,492	1,289	893	(5,262)
Net income (loss) attributable to REX common shareholders	933	806	409	(4,443)
Basic net income (loss) per share attributable to REX common shareholders (b)	$0.11	$0.10	$0.05	$(0.54)
Diluted net income (loss) per share attributable to REX common shareholders (b)	$0.11	$0.10	$0.05	$(0.54)

a)	Amounts differ from those previously reported as a result of retail operations and certain real estate assets sold being reclassified as discontinued operations and other reclassifications.

b)	The total of the quarterly net income (loss) per share amounts do not equal the annual net loss or income per share amount due to the impact of varying amounts of shares and options outstanding during the year. In addition, basic net loss per share equals diluted net loss per share in periods a net loss is reported.

20.	RELATED PARTIES

During fiscal years 2013 and 2012, One Earth purchased approximately $262.4 million and $275.8 million, respectively, of corn from the Alliance Grain Elevator, a minority equity investor in One Earth.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX American Resources Corporation

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the consolidated financial statement schedules at Item 15(a)(2)(i). These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits. We did not audit the financial statements of Patriot Holdings, LLC, an equity method investment for which the Company’s equity method investment of $31,147,000 and $27,521,000 as of January 31, 2014 and 2013, respectively, and equity in income of unconsolidated affiliates of $8,368,000, $353,000, and $5,274,000 for the years ended January 31, 2014, 2013, and 2012, respectively, are included in the accompanying consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patriot Holdings, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of REX American Resources Corporation and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 1 and Note 16, the consolidated financial statements have been adjusted for the retrospective presentation of discontinued operations. Additionally, as discussed in Note 3, the Company acquired a majority ownership position in an existing equity method investment effective November 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) and our report dated April 9, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 9, 2014

Schedule I – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS PARENT COMPANY ONLY
(Amounts in Thousands)

	January 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,322	$47,744
Accounts receivable - net	118	280
Refundable income taxes	268	1,347
Prepaid expenses and other	207	259
Deferred taxes - net	2,146	3,930
Total current assets	66,061	53,560
Property and equipment - net	4,203	12,365
Other assets	24	1,045
Equity method investments	234,786	189,012
Restricted investments and deposits	223	503
TOTAL ASSETS	$305,297	$256,485

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$—	$187
Accounts payable – trade	8	40
Accrued expenses and other current liabilities	4,648	2,307
Total current liabilities	4,656	2,534
LONG TERM LIABILITIES:
Long term debt	—	433
Deferred taxes	19,498	6,955
Other long term liabilities	1,862	211
Total long term liabilities	21,360	7,599
COMMITMENTS AND CONTINGENCIES
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	144,051	143,575
Retained earnings	357,101	322,028
Treasury stock, 21,753 and 21,701 shares, respectively	(222,170)	(219,550)
Total shareholders’ equity	279,281	246,352
TOTAL LIABILITIES AND EQUITY	$305,297	$256,485

See notes to condensed financial information of parent company.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS PARENT COMPANY ONLY
(Amounts in Thousands)

	Years Ended January 31,
	2014	2013	2012

Net sales and revenue	$466	$472	$244
Cost of sales	577	700	592
Gross loss	(111)	(228)	(348)
Selling, general and administrative expenses	(5,400)	(2,898)	(6,052)
Equity in income (loss) of consolidated and unconsolidated ethanol affiliates	60,187	(1,451)	43,100
Bargain purchase gain, net	—	—	3,541
Income from synthetic fuel investments	—	—	2,883
Interest income	74	87	320
Interest expense	(27)	(44)	(59)
Loss on early termination of debt	(5)	—	(1)
Income (loss) from continuing operations before income taxes	54,718	(4,534)	43,384
(Provision) benefit for income taxes	(20,799)	1,632	(16,255)
Income (loss) from continuing operations	33,919	(2,902)	27,129
Income from discontinued operations, net of tax	413	471	700
Gain on disposal of discontinued operations, net of tax	741	136	441
Net income (loss)	$35,073	$(2,295)	$28,270

See notes to condensed financial information of parent company.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS PARENT COMPANY ONLY
(Amounts in Thousands)

	Years Ended January 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,073	$(2,295)	$28,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	781	937	967
Impairment charges on real estate	55	562	1,227
(Income) loss from consolidated and unconsolidated ethanol affiliates	(60,187)	1,451	(43,100)
Dividends received from equity method investments	15,221	6,267	9,995
Bargain purchase gain, net	—	—	(3,541)
Income from synthetic fuel investments	—	—	(2,883)
Gain on disposal of real estate and property and equipment	(1,015)	(133)	(683)
Deferred income tax	16,058	(908)	14,587
Excess tax benefit from stock option exercises	(64)	—	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	162	(77)	1
Prepaid expenses and other assets	392	773	1,295
Income taxes refundable	1,480	719	7,852
Accounts payable-trade	(32)	(108)	67
Other liabilities	2,130	(4,626)	(2,116)
Net cash provided by operating activities	10,054	2,562	11,938
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(394)	—	(66)
Proceeds from synthetic fuel investments	—	—	2,883
Purchase of investments	(949)	—	(21,625)
Proceeds of note receivable	681	—	—
Proceeds from sale of real estate and property and equipment	8,876	2,815	4,345
Restricted investments	280	860	237
Net cash provided by (used in) investing activities	8,494	3,675	(14,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt	(620)	(451)	(1,195)
Stock options exercised	1,072	265	362
Repayments of contingent consideration liability	—	—	(1,251)
Excess tax benefit from stock option exercises	64	—	—
Treasury stock acquired	(3,486)	(4,373)	(22,218)
Net cash used in financing activities	(2,970)	(4,559)	(24,302)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,578	1,678	(26,590)
CASH AND CASH EQUIVALENTS-Beginning of year	47,744	46,066	72,656
CASH AND CASH EQUIVALENTS-End of year	$63,322	$47,744	$46,066
Non cash activities-Cashless exercises of stock options	$—	$1,071	$3,444

See notes to condensed financial information of parent company.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS PARENT COMPANY ONLY

1.	BASIS OF PRESENTATION

REX American Resources Corporation, the Parent Company, is a holding company that conducts substantially all of its business operations (excluding real estate) through its subsidiaries. Pursuant to certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. See Note 11 in the Notes to the Consolidated Financial Statements for a further discussion. Accordingly, these condensed financial statements have been presented on a parent company only basis. Under such presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These Parent Company only financial statements should be read in conjunction with REX American Resources Corporation’s audited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2014, 2013 AND 2012

(Amounts in thousands)

		Additions	Deductions
	Balance	Charged to	Charges for	Balance
	Beginning	Cost and	Which Reserves	End
	of Year	Expenses	Were Created	of Year

2014:
Allowance for doubtful accounts	$—	$—	$—	$—

2013:
Allowance for doubtful accounts	$—	$—	$—	$—

2012:
Allowance for doubtful accounts	$10	$—	$10	$—

2014:
Deferred tax valuation allowance	$1,891	$126	$—	$2,017

2013:
Deferred tax valuation allowance	$1,676	$215	$—	$1,891

2012:
Deferred tax valuation allowance	$1,242	$434	$—	$1,676

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2014 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2014 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STUART A. ROSE	Chairman of the Board and Chief Executive
Stuart A. Rose	Officer (principal executive officer)	April 9, 2014

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	April 9, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX American Resources Corporation

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended January 31, 2014 of the Company and our report dated April 9, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules, referred to the report of other auditors, and included an explanatory paragraph regarding the Company’s retrospective presentation of discontinued operations and the acquisition of a majority ownership position in an existing equity method investment effective November 1, 2011.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

April 9, 2014

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2014, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2014 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 3, 2014 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2014 and 2013

Consolidated Statements of Operations for the years ended January 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended January 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2014, 2013 and 2012

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

(a)(2)(ii)  Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons

Separate consolidated financial statements of Big River Resources, LLC, and Patriot Holdings, LLC required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibits 99(a) and 99(b) to this report.

(a)(3)  Exhibits

See Exhibit Index at page 94 of this report.

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

Date: April 9, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE	Chairman of the Board
Stuart A. Rose	and Chief Executive Officer
	(principal executive officer)	April 9, 2014

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
	(principal financial and accounting officer)	April 9, 2014

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	April 9, 2014

EDWARD M. KRESS
Edward M. Kress	Director	April 9, 2014

ROBERT DAVIDOFF
Robert Davidoff	Director	April 9, 2014

CHARLES A. ELCAN
Charles A. Elcan	Director	April 9, 2014

DAVID S. HARRIS
David S. Harris	Director	April 9, 2014

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 9, 2014

LEE FISHER
Lee Fisher	Director	April 9, 2014
93

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K, filed February 1, 2013, File No. 001-09097)

(4)	Instruments defining the rights of security holders, including indentures:

4 (a)	Construction Loan Agreement dated as of September 20, 2007 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

4 (b)	First Amendment of Construction Loan Agreement dated September 19, 2008 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(c)	Second Amendment of Construction Loan Agreement dated January 30, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(d)	Third Amendment of Construction Loan Agreement dated September 18, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

4(e)	Fourth Amendment of Construction Loan Agreement dated June 1, 2010 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended October 31, 2010, File No. 001-09097)

4(f)	Fifth Amendment of Construction Loan Agreement dated May 31, 2011 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended April 30, 2011, File No. 001-09097)
94

4(g)	Sixth Amendment of Construction Loan Agreement dated May 30, 2012 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2012, File No. 001-09097)

4(h)	Seventh Amendment of Construction Loan Agreement dated March 14, 2013 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(h) to Form 10-K for fiscal year ended January 31, 2013, File No. 001-09097)

4(i)	Eighth Amendment of Construction Loan Agreement dated May 29, 2013 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2013, File No. 001-09097)

4(j)	Ninth Amendment of Construction Loan Agreement dated September 3, 2013 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(b) to Form 10-Q for quarter ended July 31, 2013, File No. 001-09097)

4(k)	Loan Agreement dated November 1, 2011 among NuGen Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 2, 2011, File No. 001-09097)

4(l)	First Amendment of Loan Agreement dated November 1, 2012 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2013, File No. 001-09097)

4(m)	Second Amendment of Loan Agreement dated March 13, 2013 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2013, File No. 001-09097)

4(n)	Third Amendment of Loan Agreement dated May 31, 2013 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto (incorporated by reference to Exhibit 4(c) to Form 10-Q for fiscal quarter ended July 31, 2013, File No. 001-09097)

4(o)	Fourth Amendment of Loan Agreement dated January 24, 2014 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto __________________________________
95

(10)	Material contracts:

10(a)*	Employment Agreement dated November 29, 2005 between Rex Radio and Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 30, 2005, File No. 001-09097)

10(b)*	Amended and Restated Amendment No. 1 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(b) to Form 8-K filed November 30, 2008, File No. 001-09097)

10(c)*	Amendment No. 2 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(c) to Form 8-K filed November 30, 2005, File No. 001-09097)

10(d)*	Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(e)*	Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(f)*	1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-81706)

10(g)*	1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended April 30, 2000, File No. 001-09097)

10(h)*	Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonqualified Stock Option)(incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

10(i)*	Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonemployee Director Stock Option) (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

10 (j)	Unit Purchase and Option Agreement dated June 30, 2010 among REX NuGen, LLC and Central Farmers Cooperative (incorporated by reference to Exhibit 10(a) to Form 8-K filed July 16, 2010, File No. 001-09097)

10 (k)	Unit Purchase Agreement dated July 25, 2011 among REX NuGen, LLC and Central Farmers Cooperative, as extended and amended by letter amendments dated July 26, 2011 and August 29, 2011 (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 2, 2011, File No. 001-09097)
96

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 (a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant ______________________________________

(23)	Consents of experts and counsel:

	23(a)	Consent of Deloitte & Touche LLP to use its reports dated April 9, 2014 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-81706, 33-62645, 333-35118 and 333-69690) ____________________

	23(b)	Consent of Christianson & Associates, PLLP to use its reports dated February 14, 2014 and February 15, 2013, relating to the financial statements of Big River Resources, LLC included in this annual report on Form 10-K into the Registration Statements ____________________

	23(c)	Consent of Boulay P.L.L.P. to use its reports dated February 28, 2014 and March 21, 2013 relating to the consolidated financial statements of Patriot Holdings, LLC included in this annual report on Form 10-K into the Registration Statements ____________________

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications ______________________________________

(32)	Section 1350 Certifications:

	32	Certifications ______________________________________

(99)	Additional Exhibits
97

	99(a) and (a) 1	Consolidated financial statements of Big River Resources, LLC for the years ended December 31, 2013, 2012 and 2011_____________________________________

	99(b) and (b) 1	Consolidated Financial statements of Patriot Holdings, LLC and Patriot Renewable Fuels, LLC for the years ended December 31, 2013, 2012 and 2011 _____________________________________

(101)	Interactive Data File

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 7720 Paragon Road, Dayton, Ohio 45459.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

98