Form 10-Q
period 2014-04-30
REX AMERICAN RESOURCES Corp
filed 2014-06-06
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-09097

REX AMERICAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7720 Paragon Road, Dayton, Ohio	45459
(Address of principal executive offices)	(Zip Code)

(937) 276-3931

(Registrant’s telephone number, including area code)

2875 Needmore Road, Dayton, Ohio	45414
(Former name, former address and former fiscal year, if changed since last report)

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

At the close of business on June 5, 2014 the registrant had 8,182,031 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	April 30, 2014	January 31, 2014
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$125,649	$105,149
Restricted cash	—	500
Accounts receivable, net	16,892	16,486
Inventory	19,193	19,370
Refundable income taxes	1,810	268
Prepaid expenses and other	5,001	4,891
Deferred taxes, net	—	2,146
Total current assets	168,545	148,810
Property and equipment, net	198,418	202,258
Other assets	5,324	5,388
Equity method investments	74,439	71,189
Restricted investments and deposits	223	223
Total assets	$446,949	$427,868

Liabilities and equity:
Current liabilities:
Current portion of long-term debt	$10,125	$12,226
Accounts payable, trade	6,956	6,626
Deferred taxes	3,382	—
Derivative financial instruments	747	1,141
Accrued expenses and other current liabilities	9,813	12,147
Total current liabilities	31,023	32,140
Long-term liabilities:
Long-term debt	58,125	63,500
Deferred taxes	19,613	19,613
Other long-term liabilities	1,876	1,862
Total long-term liabilities	79,614	84,975
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	144,643	144,051
Retained earnings	378,843	357,101
Treasury stock	(221,403)	(222,170)
Total REX shareholders’ equity	302,382	279,281
Noncontrolling interests	33,930	31,472
Total equity	336,312	310,753
Total liabilities and equity	$446,949	$427,868

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended April 30,
	2014	2013

Net sales and revenue	$155,936	$178,424
Cost of sales	119,386	169,432
Gross profit	36,550	8,992
Selling, general and administrative expenses	(6,171)	(3,747)
Equity in income of unconsolidated affiliates	8,297	1,599
Interest and other income	52	42
Interest expense	(692)	(1,053)
(Losses) gains on derivative financial instruments, net	(4)	4
Income from continuing operations before income taxes	38,032	5,837
Provision for income taxes	(13,887)	(2,066)
Income from continuing operations	24,145	3,771
Income from discontinued operations, net of tax	55	171
Gain on disposal of discontinued operations, net of tax	—	131
Net income	24,200	4,073
Net income attributable to noncontrolling interests	(2,458)	(566)
Net income attributable to REX common shareholders	$21,742	$3,507

Weighted average shares outstanding – basic	8,117	8,158

Basic income per share from continuing operations attributable to REX common shareholders	$2.67	$0.39
Basic income per share from discontinued operations attributable to REX common shareholders	0.01	0.02
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	—	0.02
Basic net income per share attributable to REX common shareholders	$2.68	$0.43

Weighted average shares outstanding – diluted	8,149	8,200

Diluted income per share from continuing operations attributable to REX common shareholders	$2.66	$0.39
Diluted income per share from discontinued operations attributable to REX common shareholders	0.01	0.02
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	—	0.02
Diluted net income per share attributable to REX common shareholders	$2.67	$0.43

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$21,687	$3,205
Income from discontinued operations, net of tax	55	302
Net income	$21,742	$3,507

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Equity

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2014	29,853	$299	21,753	$(222,170)	$144,051	$357,101	$31,472	$310,753

Net income						21,742	2,458	24,200

Stock options and related tax effects	—	—	(75)	767	592	—	—	1,359

Balance at April 30, 2014	29,853	$299	21,678	$(221,403)	$144,643	$378,843	$33,930	$336,312

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2013	29,853	$299	21,701	$(219,550)	$143,575	$322,028	$27,931	$274,283

Net income						3,507	566	4,073

Treasury stock acquired			31	(564)				(564)

Stock options and related tax effects	—	—	(43)	438	130	—	—	568

Balance at April 30, 2013	29,853	$299	21,689	$(219,676)	$143,705	$325,535	$28,497	$278,360

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Three Months Ended April 30,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$24,200	$4,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, impairment charges and amortization	4,187	4,391
Income from equity method investments	(8,297)	(1,599)
Loss (gain) on disposal of real estate and property and equipment	5	(4)
Dividends received from equity method investees	5,012	200
Deferred income	—	(274)
Derivative financial instruments	(394)	(444)
Deferred income tax	5,339	2,026
Excess tax benefit from stock option exercises	(241)	—
Changes in assets and liabilities:
Accounts receivable	(406)	(6,351)
Inventories	177	3,734
Other assets	(1,020)	978
Accounts payable, trade	580	2,264
Other liabilities	(2,320)	(195)
Net cash provided by operating activities	26,822	8,799
Cash flows from investing activities:
Capital expenditures	(547)	(32)
Restricted cash	500	—
Proceeds from sale of real estate and property and equipment	30	141
Net cash (used in) provided by investing activities	(17)	109
Cash flows from financing activities:
Payments of long-term debt	(7,476)	(4,201)
Stock options exercised	930	555
Excess tax benefit from stock option exercises	241	—
Treasury stock acquired	—	(564)
Net cash used in financing activities	(6,305)	(4,210)
Net increase in cash and cash equivalents	20,500	4,698
Cash and cash equivalents, beginning of period	105,149	69,073
Cash and cash equivalents, end of period	$125,649	$73,771

Non cash investing activities – Accrued capital expenditures	$(250)	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2014

Note 1. Consolidated Condensed Financial Statements

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2014 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014 (fiscal year 2013). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2013 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Prior to its exit of the retail business, the Company sold extended service policies covering periods beyond the normal manufacturers’ warranty periods, usually with terms of coverage (including manufacturers’ warranty periods) of between 12 to 60 months. Contract revenues and sales commissions were deferred and amortized on a straight-line basis over the life of the contracts after the expiration of applicable manufacturers’ warranty periods. The Company retained the obligation to perform warranty service and such costs were charged to operations as incurred. All related revenue and expense is classified as discontinued operations. All of the extended service policy contracts have expired as of January 31, 2014.

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

Interest Cost

Interest paid for the three months ended April 30, 2014 and 2013 was approximately $820,000 and $981,000, respectively.

Financial Instruments

The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreement was not designated for hedge accounting pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The interest rate swap is recorded at its fair value and the changes in fair value are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of interest rate swaps of approximately $398,000 and $440,000 for the three months ended April 30, 2014 and 2013, respectively.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of $10,050,000 during the three months ended April 30, 2014 and paid no income taxes during the three months ended April 30, 2013.

As of April 30, 2014, total unrecognized tax benefits were approximately $1,451,000 and accrued penalties and interest were approximately $425,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $24,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no permanent write-down of inventory at April 30, 2014 and January 31, 2014, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory at April 30, 2014 and January 31, 2014 are as follows (amounts in thousands):

	April 30, 2014	January 31, 2014

Ethanol and other finished goods	$2,385	$3,517
Work in process	3,115	3,017
Grain and other raw materials	13,693	12,836
Total	$19,193	$19,370

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were approximately $68,000 of impairment charges in the first quarter of fiscal year 2014, which are included in cost of sales in the Consolidated Condensed Statements of Operations. These impairment charges relate to individual properties in the Company’s real estate segment. There were no impairment charges in the first quarter of fiscal year 2013. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for asset groups in the real estate reportable segment) or a change in the spread between ethanol and grain prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for asset groups in the alternative energy reportable segment).

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

Comprehensive Income

The company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Accounting Changes and Recently Issued Accounting Standards

Effective February 1, 2014, the Company was required to adopt Accounting Standard Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 was effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The adoption of ASU 2013-11 did not impact the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that changes the criteria for reporting a discontinued operation. Under this new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. Expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting are also required. ASU 2014-08 is effective beginning February 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. Management has not determined the impact of adopting ASU 2014-08 on the Company’s consolidated financial statements.

Note 3. Leases

At April 30, 2014, the Company has lease agreements, as landlord, for four owned former retail stores. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2015	$246
2016	328
2017	285
2018	74
Total	$933

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

Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Money market mutual fund (1)	$120	—	—	120
Investment in cooperative (1)	—	—	299	299
Total assets	$120	$—	$299	$419
Interest rate swap derivative liability	$—	$747	$—	$747

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	120	—	—	120
Investment in cooperative (1)	—	—	289	289
Total assets	$122	$—	$289	$411
Interest rate swap derivative liability	$—	$1,141	$—	$1,141

(1) The money market mutual fund and the investment in cooperative are included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

The following table provides a reconciliation of the activity related to assets (investment in cooperative) measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Balance, January 31, 2014	$289
Current period activity	10
Balance, April 30, 2014	$299

Balance, January 31, 2013	$252
Current period activity	—
Balance, April 30, 2013	$252

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

Assets measured at fair value on a non-recurring basis as of April 30, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)

Property and equipment, net	$—	$—	$450	$68

Assets measured at fair value on a non-recurring basis as of January 31, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)

Property and equipment, net	$—	$—	$521	$55

(1)	Total losses include impairment charges and loss on disposal.

The fair value of the Company’s debt is approximately $67.3 million and $75.1 million at April 30, 2014 and January 31, 2014, respectively. The fair value was estimated with Level 2 inputs using a discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements with companies that have a similar credit risk.

Note 5. Property and Equipment

The components of property and equipment at April 30, 2014 and January 31, 2014 are as follows (amounts in thousands):

	April 30, 2014	January 31, 2014

Land and improvements	$21,606	$21,543
Buildings and improvements	28,733	28,297
Machinery, equipment and fixtures	223,752	223,544
Construction in progress	197	693
	274,288	274,077
Less: accumulated depreciation	(75,870)	(71,819)

	$198,418	$202,258

Note 6. Other Assets

The components of other assets at April 30, 2014 and January 31, 2014 are as follows (amounts in thousands):

	April 30, 2014	January 31, 2014

Deferred financing costs, net	$351	$402
Deposits	964	1,014
Real estate taxes refundable	3,644	3,644
Other	365	328
Total	$5,324	$5,388

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at April 30, 2014 and January 31, 2014 are as follows (amounts in thousands):

	April 30, 2014	January 31, 2014

Accrued utility charges	$2,242	$3,745
Accrued payroll and related items	2,975	3,122
Accrued real estate taxes	2,593	2,471
Other	2,003	2,809
Total	$9,813	$12,147

Note 8. Long Term Debt and Interest Rate Swaps

One Earth Energy Subsidiary Level Debt

During the third quarter of fiscal year 2009, pursuant to the terms of the loan agreement, One Earth converted its construction loan into a term loan. On September 3, 2013, One Earth entered into an amendment of its loan agreement with First National Bank of Omaha (“the Bank”).

The amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at a variable interest rate of LIBOR plus 300 basis points (3.2% at April 30, 2014). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending October 8, 2018. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not change requirements regarding financial covenants.

Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of April 30, 2014 and January 31, 2014, approximately $35.0 million and $39.1 million, respectively, was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements.

One Earth has a $10.0 million revolving loan facility that matures July 31, 2014. Borrowings under this facility bear interest at LIBOR plus 265 basis points. One Earth had no outstanding borrowings on the revolving loan as of April 30, 2014 or January 31, 2014.

One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

The Company’s proportionate share of restricted net assets related to One Earth was approximately $92.9 million and $86.9 million at April 30, 2014 and January 31, 2014, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the Bank. The swap settlements commenced as of July 31, 2009 and terminate on July 8, 2014. The swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9%. At April 30, 2014 and January 31, 2014, the Company recorded a liability of approximately $0.7 million and $1.1 million, respectively, related to the fair value of the swap. The change in fair value is recorded in the Consolidated Condensed Statements of Operations.

NuGen Energy Subsidiary Level Debt

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan for $55,000,000 and a $10,000,000 annually renewable revolving loan with the Bank. The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at April 30, 2014). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 40% of annual excess cash flows are also due. Such payments cannot exceed $5 million in a year.

Borrowings are secured by all of the assets of NuGen. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. As of April 30, 2014 and January 31, 2014, approximately $33.3 million and $36.6 million, respectively, was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements.

NuGen has paid approximately $0.6 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

The Company’s proportionate share of restricted net assets related to NuGen was approximately $63.0 million and $66.1 million at April 30, 2014 and January 31, 2014, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with the Bank.

NuGen has no outstanding borrowings on the $10,000,000 revolving loan as of April 30, 2014 which expires on May 31, 2014.

Note 9. Financial Instruments

The Company uses an interest rate swap, which expires July 8, 2014, to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at April 30, 2014, are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$32,300	$747

As the interest rate swap is not designated as a cash flow hedge, the unrealized gain and loss on the derivative is reported in current earnings. The Company reported a loss of $4,000 for the first quarter of fiscal year 2014 and a gain of $4,000 for the first quarter of fiscal year 2013.

Note 10. Stock Option Plans

The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options have been granted since fiscal year 2004.

The total intrinsic value of options exercised during the three months ended April 30, 2014 and 2013 was approximately $3.6 million and $0.3 million, respectively, resulting in tax deductions of approximately $0.6 million and $0.1 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the three months ended April 30, 2014:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 31, 2014	83,330	$12.37
Exercised	(75,120)	$12.39
Outstanding and exercisable at April 30, 2014	8,210	$12.18	0.1	$437

At April 30, 2014, there was no unrecognized compensation cost related to nonvested stock options.

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30, 2014			Three Months Ended April 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$21,687	8,117	$2.67	$3,205	8,158	$0.39
Effect of stock options	—	32		—	42
Diluted income per share from continuing operations attributable to REX common shareholders	$21,687	8,149	$2.66	$3,205	8,200	$0.39

For the three months ended April 30, 2014 and 2013, all shares subject to outstanding options were dilutive.

Note 12. Investments

The following table summarizes equity method investments at April 30, 2014 and January 31, 2014 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2014	Carrying Amount January 31, 2014

Big River	10%	$40,090	$40,042
Patriot	27%	34,349	31,147
Total Equity Method Investments		$74,439	$71,189

The following table summarizes income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2014	2013

Big River	$5,059	$644
Patriot	3,238	955
Total	$8,297	$1,599

Undistributed earnings of Big River and Patriot totaled approximately $35.9 million and $32.6 million at April 30, 2014 and January 31, 2014, respectively. During the first quarters of fiscal years 2014 and 2013, the Company received dividends from equity method investees of approximately $5.0 million and $0.2 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three months ended April 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended April 30, 2014

	Patriot	Big River

Net sales and revenue	$80,409	$280,423
Gross profit	13,785	83,833
Income from continuing operations	12,195	52,121
Net income	12,195	52,121
20

	Three Months Ended April 30, 2013

	Patriot	Big River

Net sales and revenue	$94,093	$294,628
Gross profit	$5,142	$15,619
Income from continuing operations	$3,599	$6,632
Net income	$3,599	$6,632

Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at April 30, 2014 and January 31, 2014 are approximately $366.5 million and $366.2 million, respectively.

Note 13. Income Taxes

The effective tax rate on consolidated pre-tax income from continuing operations was 36.5% for the three months ended April 30, 2014, and 35.4% for the three months ended April 30, 2013. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. Net income attributable to noncontrolling interests was a higher percentage of income from continuing operations before income taxes in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2014.

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

Unrecognized tax benefits, January 31, 2014	$1,862
Changes for prior years’ tax positions	14
Changes for current year tax positions	—
Unrecognized tax benefits, April 30, 2014	$1,876

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

Condensed Statements of Operations that were reclassified as discontinued operations for the periods indicated (amounts in thousands):

	Three Months Ended
	April 30,
	2014	2013

Net sales and revenue	$—	$581
Cost of sales	(91)	227

Income before income taxes	91	280
Provision for income taxes	(36)	(109)
Income from discontinued operations, net of tax	$55	$171
Gain on disposal	$—	$215
Provision for income taxes	—	(84)
Gain on disposal of discontinued operations, net of tax	$—	$131

Note 15. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

One Earth and NuGen have combined forward purchase contracts for approximately 10.4 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through July 2014.

One Earth and NuGen have combined sales commitments for approximately 36.6 million gallons of ethanol, approximately 121,000 tons of distillers grains and approximately 4.2 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through July 2014.

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

	Three Months Ended April 30,
	2014	2013
Net sales and revenue:
Alternative energy	$155,827	$178,324
Real estate	109	100
Total net sales and revenues	$155,936	$178,424

Segment gross profit (loss):
Alternative energy	$36,614	$9,026
Real estate	(64)	(34)
Total gross profit	$36,550	$8,992

	Three Months Ended April 30,
	2014	2013
Segment profit (loss):
Alternative energy	$38,876	$6,626
Real estate	(91)	(97)
Corporate expense, net	(753)	(692)
Income from continuing operations before income taxes and noncontrolling interests	$38,032	$5,837

	April 30, 2014	January 31, 2014
Assets:
Alternative energy	$384,034	$356,589
Real estate	4,635	4,722
Corporate and other	58,280	66,557
Total assets	$446,949	$427,868

	Three Months Ended April 30,
	2014	2013
Sales of products alternative energy segment:
Ethanol	76%	74%
Dried distillers grains	20%	17%
Modified distillers grains	1%	6%
Other	3%	3%
Total	100%	100%
Sales of services real estate segment:
Lease revenue	100%	100%
23

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

Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $70.1 million held by One Earth and NuGen will be used by the subsidiaries primarily to fund liquidity requirements and maintain adequate working capital levels.

Note 17. Related-Party Transactions

During the first quarters of fiscal year 2014 and 2013, One Earth purchased approximately $44.8 million and $71.7 million of corn, respectively, from the Alliance Grain Elevator, an equity investor in One Earth.

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

When we operated retail stores, we offered extended service contracts to our customers which typically provided, inclusive of manufacturers’ warranties, one to five years of warranty coverage. All such service contracts have expired as of January 31, 2014. We recognized the associated deferred income and expenses, including the cost to repair or replace covered products, over the remaining life of the contracts. We have classified as discontinued operations all retail related activities, including those activities associated with extended service plans, in the Consolidated Condensed Statements of Operations for all periods presented. We completed our exit of the retail business as of July 31, 2009. We have owned real estate remaining from our former retail store operations. The real estate segment consists of eleven former retail stores.

At April 30, 2014, we had equity investments in four ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment in future periods. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	112.0 M	74%	82.9 M
NuGen Energy, LLC	114.2 M	99%	113.1 M
Patriot Holdings, LLC	120.7 M	27%	32.6 M
Big River Resources W Burlington, LLC	107.4 M	10%	10.7 M
Big River Resources Galva, LLC	118.4 M	10%	11.8 M
Big River United Energy, LLC	121.7 M	5%	6.1 M
Big River Resources Boyceville, LLC	55.8 M	10%	5.6 M
Total	750.2 M		262.8 M

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

Future Energy

During fiscal year 2013, we entered into a joint venture with Hytken HPGP LLC to file and defend patents for technology relating to heavy oil and oil sands production methods, and to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60%, and Hytken HPGP owns 40% of the entity named Future Energy, LLC, an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken HPGP. The owner of Hytken HPGP has been retained as a consultant.

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken HPGP. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. We have paid approximately $1,222,000 cumulatively, including $174,000 in fiscal year 2014 for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy, LLC were immaterial to the Consolidated Condensed Financial Statements.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2014, we did not change any of our critical accounting policies as disclosed in our 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2014. All other accounting policies used in preparing our interim fiscal year 2014 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2014” means the period February 1, 2014 to January 31, 2015.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months Ended April 30, 2014 and 2013

Net sales and revenue in the quarter ended April 30, 2014 were approximately $155.9 million compared to approximately $178.4 million in the prior year’s first quarter, representing a decrease of approximately $22.5 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The decrease was primarily caused by lower sales in our alternative energy segment of approximately $22.5 million as prices for ethanol and dried distillers grains were lower during the current year related to the decline in corn prices. Net sales and revenue from our real estate segment were approximately $0.1 million in both of the first quarters of fiscal year 2014 and fiscal year 2013.

The following table reflects the approximate percent of net sales for each major product and service group for the following periods:

	Three Months Ended April 30,

Product Category	2014	2013
Ethanol	76%	74%
Dried distillers grains	20%	17%
Modified distillers grains	1%	6%
Other	3%	3%
Total	100%	100%

Gross profit for the first quarter of fiscal year 2014 was approximately $36.6 million (23.4% of net sales and revenue) which was approximately $27.6 million higher compared to approximately $9.0 million of gross profit (5.0% of net sales and revenue) for the first quarter of fiscal year 2013. Gross profit for the first quarter of fiscal year 2014 increased by approximately $27.6 million compared to the first quarter of fiscal year 2013 from our alternative energy segment as the crush spread was favorably impacted by lower corn costs during the current year. Gross loss for the first quarter of fiscal year 2014 was approximately $64,000 compared to approximately $34,000 for the first quarter of fiscal year 2013 from our real estate segment.

Selling, general and administrative expenses for the first quarter of fiscal year 2014 were approximately $6.2 million, an increase of approximately $2.5 million from approximately $3.7 million for the first quarter of fiscal year 2013. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $2.4 million.

During the first quarters of fiscal years 2014 and 2013, we recognized income of approximately $8.3 million and $1.6 million, respectively, from our equity investments in Big River and Patriot. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended April 30, 2014 of approximately 343 million gallons. Patriot has one ethanol production plant which shipped approximately 121 million gallons of ethanol in the trailing 12 months ended April 30, 2014. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to historical results.

Interest and other income was approximately $52,000 and approximately $42,000 for the first quarters of fiscal years 2014 and 2013, respectively. We expect interest and other income to remain consistent with fiscal year 2013 levels for the remainder of fiscal year 2014.

Interest expense was approximately $0.7 million for the first quarter of fiscal year 2014 compared to approximately $1.1 million for the first quarter of fiscal year 2013, a decrease of approximately $0.4 million. The decrease was primarily attributable to the alternative energy segment as scheduled and accelerated principal repayments have reduced our debt levels. The accelerated principal repayments include payments made at our discretion and payments related to excess cash flows required by the loan agreements.

We recognized a loss of approximately $4,000 during the first quarter of fiscal year 2014 compared to a gain of approximately $4,000 during the first quarter of fiscal year 2013 related to a forward interest rate swap that One Earth entered into during fiscal year 2007. We expect gain or losses related to the interest rate swap to be insignificant for the remainder of fiscal year 2014 as the interest rate swap matures July 8, 2014.

As a result of the foregoing, income from continuing operations before income taxes was approximately $38.0 million for the first quarter of fiscal year 2014 versus approximately $5.8 million for the first quarter of fiscal year 2013.

Our effective tax rate was 36.5% and 35.4% for the first quarters of fiscal years 2014 and 2013, respectively. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries. We do not provide an income tax provision or benefit for noncontrolling interests. The noncontrolling interests in the income of One Earth and NuGen was a higher proportion of consolidated pre-tax income in fiscal year 2013 compared to fiscal year 2014.

As a result of the foregoing, income from continuing operations was approximately $24.1 million for the first quarter of fiscal year 2014 versus approximately $3.8 million for the first quarter of fiscal year 2013.

During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of tax, of approximately $55,000 in the first quarter of fiscal year 2014 compared to approximately $171,000 in the first quarter of fiscal year 2013. There was no gain on sale of discontinued operations during the first quarter of fiscal year 2014, compared to approximately $131,000 during the first quarter of fiscal year 2013.

Income related to noncontrolling interests was approximately $2.5 million and approximately $0.6 million during the first quarters of fiscal years 2014 and 2013, respectively, and represents the owners’ (other than us) share of the income of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2014 was approximately $21.7 million, an increase of approximately $18.2 million from approximately $3.5 million for the first quarter of fiscal year 2013.

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

The following table sets forth, for the periods indicated, sales and gross profit by segment (amounts in thousands):

	Three Months Ended April 30,
	2014	2013
Net sales and revenue:
Alternative energy	$155,827	$178,324
Real estate	109	100
Total net sales and revenues	$155,936	$178,424

Segment gross profit (loss):
Alternative energy	$36,614	$9,026
Real estate	(64)	(34)
Total gross profit	$36,550	$8,992

Segment profit (loss):
Alternative energy	$38,876	$6,626
Real estate	(91)	(97)
Corporate expense, net	(753)	(692)
Income from continuing operations before income taxes	$38,032	$5,837

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

	Three Months Ended April 30,
	2014	2013

Ethanol	$119,106	$132,029
Dried distillers grains	31,029	31,084
Modified distillers grains	1,490	9,767
Other	4,202	5,444
Total	$155,827	$178,324

The following table summarizes certain operating data:

	Three Months Ended April 30,
	2014	2013

Average selling price per gallon of ethanol	$2.14	$2.33
Average selling price per ton of dried distillers grains	$209.53	$264.59
Average selling price per ton of modified distillers grains	$91.38	$131.65
Average cost per bushel of grain	$4.36	$7.44
Average cost of natural gas (per mmbtu)	$9.33	$4.29

Segment Results – First Quarter Fiscal Year 2014 Compared to First Quarter Fiscal Year 2013

Net sales and revenue decreased approximately $22.5 million from the first quarter of fiscal year 2013 to approximately $155.8 million in the first quarter of fiscal year 2014, primarily a result of lower selling prices for our products in fiscal year 2014 which related to the significant decline in corn prices in fiscal year 2014. Ethanol sales decreased from approximately $132.0 million in the first quarter of fiscal year 2013 to approximately $119.1 million in the first quarter of fiscal year 2014. The average selling price per gallon of ethanol decreased from $2.33 in the first quarter of fiscal year 2013 to $2.14 in the first quarter of fiscal year 2014. Our ethanol sales were based upon approximately 55.6 million gallons in the first quarter of fiscal year 2014 compared to approximately 56.7 million gallons in the first quarter of fiscal year 2013. Dried distillers grains sales of approximately $31.0 million in the first quarter of fiscal year 2014 were consistent with levels in the first quarter of fiscal year 2013. The average selling price per ton of dried distillers grains decreased from $264.59 in the first quarter of fiscal year 2013 to $209.53 in the first quarter of fiscal year 2014. Our dried distillers grains sales were based upon approximately 148,000 tons in the first quarter of fiscal year 2014 compared to approximately 117,000 tons in the first quarter of fiscal year 2013. Modified distillers grains sales decreased from approximately $9.8 million in the first quarter of fiscal year 2013 to approximately $1.5 million in the first quarter of fiscal year 2014. The average selling price per ton of modified distillers grains decreased from approximately

$131.65 in the first quarter of fiscal year 2013 to approximately $91.38 in the first quarter of fiscal year 2014. Our modified distillers grains sales were based upon approximately 16,000 tons in the first quarter of fiscal year 2014 compared to approximately 74,000 tons in the first quarter of fiscal year 2013. Non-food grade corn oil sales decreased from approximately $4.5 million in the first quarter of fiscal year 2013 to approximately $3.9 million in the first quarter of fiscal year 2014. We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	200 million to 230 million gallons
Dried distillers grains	585,000 to 635,000 tons
Modified distillers grains	70,000 to 90,000 tons
Non-food grade corn oil	40 million to 50 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or above nameplate capacity, which is dependent upon the crush spread realized. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit from these sales was approximately $36.6 million during the first quarter of fiscal year 2014 compared to approximately $9.0 million during the first quarter of fiscal year 2013. The crush spread for the first quarter of fiscal year 2014 was approximately $0.58 per gallon of ethanol sold compared to the first quarter of fiscal year 2013 which was approximately $(0.32) per gallon of ethanol sold. The improved crush spread was partially offset by a decrease of approximately 21% in the price of dried distillers grains and a decrease of approximately 31% in the price of modified distillers grains. Grain costs decreased approximately $60.8 million (41.2%) during the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. Grain costs accounted for approximately 72.8% ($86.8 million) of our cost of sales during the first quarter of fiscal year 2014 compared to approximately 87.2% ($147.7 million) during the first quarter of fiscal year 2013. Natural gas accounted for approximately 12.3% ($14.6 million) of our cost of sales during the first quarter of fiscal year 2014 compared to approximately 3.9% ($6.6 million) during the first quarter of fiscal year 2013. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be favorable or consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread. Approximately 4% of our forecasted ethanol, approximately 17% of our forecasted distillers grains and approximately 9% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $65.2 million for the remaining forecasted sales. Similarly, approximately 4% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $40.0 million for the remaining forecasted grain purchases.

Selling, general and administrative expenses were approximately $5.4 million in the first quarter of fiscal year 2014, a $2.4 million increase from approximately $3.0 million in the first quarter of fiscal year 2013. The increase is primarily a result of increases in incentive compensation related to the higher segment profitability in fiscal year 2014. We expect selling, general and administrative expenses to remain consistent with fiscal year 2013 results in future periods, assuming overall corporate profitability remains relatively consistent.

Interest expense decreased approximately $0.4 million in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013 to approximately $0.7 million. This decrease was primarily a result of reduced debt levels from scheduled and accelerated principal repayments.

We recognized income from equity method investments of approximately $8.3 million in the first quarter of fiscal year 2014 compared to approximately $1.6 million in the first quarter of fiscal year 2013. We recognized approximately $5.1 million of income from Big River in the first quarter of fiscal year 2014 compared to approximately $0.6 million in the first quarter of fiscal year 2013. We recognized approximately $3.2 million of income from Patriot in the first quarter of fiscal year 2014 compared to approximately $1.0 million in the first quarter of fiscal year 2013. In general, Big River and Patriot benefitted from improved crush spreads in fiscal year 2014 compared to fiscal year 2013. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

Losses on derivative financial instruments held by One Earth were approximately $4,000 in the first quarter of fiscal year 2014 compared to gains of approximately $4,000 in the first quarter of fiscal year 2013. We expect that any future gains or losses on these derivative financial instruments will be insignificant.

As a result of the factors discussed above, segment profit increased to approximately $38.9 million in the first quarter of fiscal year 2014 compared to approximately $6.6 million in the first quarter of fiscal year 2013.

Real Estate

The real estate segment includes all owned real estate including those previously used as retail store operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At April 30, 2014, we have lease agreements, as landlord, for four owned former retail stores (51,000 square feet leased). We have seven owned former retail stores (86,000 square feet) that are vacant at April 30, 2014. We are marketing these vacant properties for lease or sale.

Segment Results – First Quarter Fiscal Year 2014 Compared to First Quarter Fiscal Year 2013

Net sales and revenue of $109,000 were consistent with the prior year amount of $100,000. We expect lease revenue to remain consistent with fiscal year 2013 amounts in future periods.

Gross loss in the first quarter of fiscal year 2014 was $64,000 consistent with the prior year amount of $34,000. We expect gross profit or loss for the remainder of fiscal year 2014 to be consistent with fiscal year 2013 amounts.

As a result of the factors discussed above, segment loss was $91,000 in the first quarter of fiscal year 2014 consistent with the segment loss in the first quarter of fiscal year 2013.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, the results of Future Energy operations and interest income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results –First Quarter Fiscal Year 2014 Compared to First Quarter Fiscal Year 2013

Selling, general and administrative expenses were approximately $0.8 million in the first quarter of fiscal year 2014 consistent with the first quarter of fiscal year 2013. We expect selling, general and administrative expenses for the remainder of fiscal year 2014 to be consistent with the current year levels.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $26.8 million for the first quarter of fiscal year 2014, compared to approximately $8.8 million for the first quarter of fiscal year 2013. For the first quarter of fiscal year 2014, cash was provided by net income of approximately $24.2 million, adjusted for non-cash items of approximately $1.2 million, which consisted of depreciation, impairment charges and amortization, income from equity method investments, loss on disposal of real estate and property and equipment and the deferred income tax provision. Dividends received from our equity method investees were approximately $5.0 million in the first quarter of fiscal year 2014. Settlements on an interest rate swap used cash of approximately $0.4 million. An increase in the balance of accounts receivable used cash of approximately $0.4 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of other assets used cash of approximately $1.0 million, primarily a result of income tax payments made during the first quarter of fiscal year 2014, related to the increased profitability during that period. An increase in accounts payable provided cash of approximately $0.6 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in other liabilities used cash of approximately $2.3 million, primarily a result of lower accruals for utilities, reflecting the high cost of natural gas earlier in 2014 and from the payment of accrued incentive compensation during the first quarter of fiscal year 2014.

Net cash provided by operating activities was approximately $8.8 million for the first quarter of fiscal year 2013. For the first quarter of fiscal year 2013, cash was provided by net income of approximately $4.1 million, adjusted for non-cash items of approximately $4.5 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were approximately $0.2 million in the first quarter of fiscal year 2013. Accounts receivable used cash of approximately $6.4 million, primarily a result of the timing of customer shipments and payments. An increase in accounts payable provided cash of approximately $2.3 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in inventory provided cash of approximately $3.7 million, which is primarily a result of normal fluctuations in inventory levels at One Earth.

At April 30, 2014, working capital was approximately $137.5 million compared to approximately $116.7 million at January 31, 2014. The increase is primarily a result of cash provided by operating activities exceeding our cash used by financing activities (debt service). The ratio of current assets to current liabilities was 5.4 to 1 at April 30, 2014 and 4.6 to 1 at January 31, 2014.

Cash of approximately $17,000 was used in investing activities for the first quarter of fiscal year 2014, compared to cash provided of approximately $109,000 during the first quarter of fiscal year 2013. During the first quarter of fiscal year 2014, we had capital expenditures of approximately $0.5 million, primarily related to improvements at the NuGen ethanol plant. We expect to spend between $6.0 million and $12.0 million during the remainder of fiscal year 2014 on various capital projects. During the first quarter of fiscal year 2014, we reduced our restricted cash balance which provided cash of approximately $0.5 million.

Cash of approximately $0.1 million was provided by investing activities for the first quarter of fiscal year 2013. We received approximately $0.1 million as proceeds from the sale of one real estate property during the first quarter of fiscal year 2013.

Cash used in financing activities totaled approximately $6.3 million for the first quarter of fiscal year 2014 compared to approximately $4.2 million for the first quarter of fiscal year 2013. Cash was used by debt payments of approximately $7.5 million, primarily on One Earth’s and NuGen’s term loans. Stock option activity generated cash of approximately $0.9 million.

Cash used in financing activities totaled approximately $4.2 million for the first quarter of fiscal year 2013. Cash was used by debt payments of approximately $4.2 million, primarily on One Earth’s and NuGen’s term loans. We used cash of approximately $0.6 million to purchase approximately 31,000 shares of our common stock in open market transactions. Stock option activity generated cash of approximately $0.6 million.

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha. The construction loan was converted into a term loan on July 31, 2009. On September 3, 2013, One Earth entered into an amendment of its loan agreement with the Bank. This amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at LIBOR plus 300 basis points (3.2% at April 30, 2014). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending October 8, 2018. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not change requirements regarding financial covenants.

This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all assets of One Earth. As of April 30, 2014, approximately $35.0 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at April 30, 2014 are as follows:

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with One Earth) less total current liabilities. At April 30, 2014, working capital was approximately $36.3 million.

•	Capital expenditures are limited to $3.0 million annually.

For the three months ended April 30, 2014, capital expenditures were approximately $51,000.

One Earth was in compliance with all covenants, as applicable, at April 30, 2014. On March 13, 2013, One Earth entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment included:

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

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha. The term loan bears interest at a variable interest rate of LIBOR plus 325 basis points, subject to a 4% floor (4% at April 30, 2014). Beginning with the first quarterly payment on February 1, 2012, payments are due in 19 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 120 month amortization schedule. One final installment will be required on the maturity date (October 31, 2016) for the remaining unpaid principal balance with accrued interest. Principal payments equal to 40% of annual excess cash flows are also due. Such payments cannot exceed $5 million in a year.

This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all assets of NuGen. As of April 30, 2014, approximately $33.3 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at April 30, 2014 are as follows:

•	Maintain working capital of at least $10.0 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with NuGen) less total current liabilities. At April 30, 2014, working capital was approximately $50.6 million.

•	Capital expenditures are limited to $8.5 million in fiscal year 2014 and $2.5 million annually thereafter.

For the three months ended April 30, 2014, capital expenditures were approximately $0.3 million.

NuGen was in compliance with all covenants, as applicable, at April 30, 2014. On March 13, 2013, NuGen entered into an amendment of its loan agreement with the First National Bank of Omaha. This amendment included:

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

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Interest rate risk related to interest income is immaterial. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $68.3 million outstanding in debt as of April 30, 2014, that is variable-rate. Of this amount, approximately $32.3 million is fixed by an interest rate swap, which matures on July 8, 2014. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $266,000 over the term of the debt. However, this change would be greater should LIBOR rates exceed 0.75%, as the floor interest rate of NuGen’s debt is the greater of 4% or LIBOR plus 325 basis points.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At April 30, 2014, One Earth and NuGen combined have purchase commitments for approximately 10.4 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through July 2014. At April 30, 2014, One Earth and NuGen have combined sales commitments for approximately 36.6 million gallons of ethanol, approximately 121,000 tons of distillers grains and approximately 4.2 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through July 2014. Approximately 4% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $51.6 million for the remaining forecasted ethanol sales. Approximately 17% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $11.9 million for the remaining forecasted distillers grains sales. Approximately 9% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.6 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 4% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $40.0 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

During the quarter ended April 30, 2014, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first three months of fiscal year 2014, neither One Earth nor NuGen paid dividends.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board
(Stuart A. Rose)	(Chief Executive Officer)	June 6, 2014

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	June 6, 2014
41