Form 10-Q
period 2014-07-31
REX AMERICAN RESOURCES Corp
filed 2014-08-29
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

Yes ☐  No ☒

At the close of business on August 28, 2014 the registrant had 8,182,031 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	July 31, 2014	January 31, 2014
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$152,236	$105,149
Restricted cash	—	500
Accounts receivable	13,992	16,486
Inventory	17,287	19,370
Refundable income taxes	—	268
Prepaid expenses and other	5,413	4,891
Deferred taxes, net	—	2,146
Total current assets	188,928	148,810
Property and equipment, net	197,235	202,258
Other assets	5,288	5,388
Equity method investments	78,069	71,189
Restricted investments and deposits	—	223
Total assets	$469,520	$427,868

Liabilities and equity:
Current liabilities:
Current portion of long-term debt	$24,000	$12,226
Accounts payable, trade	6,667	6,626
Deferred taxes	3,400	—
Derivative financial instruments	371	1,141
Accrued expenses and other current liabilities	12,472	12,147
Total current liabilities	46,910	32,140
Long-term liabilities:
Long-term debt	38,000	63,500
Deferred taxes	19,597	19,613
Other long-term liabilities	1,890	1,862
Total long-term liabilities	59,487	84,975
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	144,791	144,051
Retained earnings	400,750	357,101
Treasury stock	(221,419)	(222,170)
Total REX shareholders’ equity	324,421	279,281
Noncontrolling interests	38,702	31,472
Total equity	363,123	310,753
Total liabilities and equity	$469,520	$427,868

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Amounts)
Net sales and revenue	$150,231	$175,389	$306,167	$353,813
Cost of sales	111,413	164,511	230,724	333,937
Gross profit	38,818	10,878	75,443	19,876
Selling, general and administrative expenses	(4,839)	(4,194)	(11,010)	(7,935)
Equity in income of unconsolidated affiliates	7,245	4,628	15,542	6,227
Interest and other income	88	45	140	86
Interest expense	(591)	(1,029)	(1,283)	(2,084)
Losses on derivative financial instruments, net	(1)	(10)	(5)	(6)
Income from continuing operations before income taxes	40,720	10,318	78,827	16,164
Provision for income taxes	(14,009)	(3,694)	(27,925)	(5,763)
Income from continuing operations	26,711	6,624	50,902	10,401
Income from discontinued operations, net of tax	2	120	11	285
Gain on disposal of discontinued operations, net of tax	5	1	5	132
Net income	26,718	6,745	50,918	10,818
Net income attributable to noncontrolling interests	(4,811)	(920)	(7,269)	(1,486)
Net income attributable to REX common shareholders	$21,907	$5,825	$43,649	$9,332

Weighted average shares outstanding – basic	8,182	8,164	8,150	8,161

Basic income per share from continuing operations attributable to REX common shareholders	$2.68	$0.70	$5.36	$1.09
Basic income per share from discontinued operations attributable to REX common shareholders	—	0.01	—	0.03
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	—	—	—	0.02
Basic net income per share attributable to REX common shareholders	$2.68	$0.71	$5.36	$1.14

Weighted average shares outstanding – diluted	8,182	8,204	8,166	8,204

Diluted income per share from continuing operations attributable to REX common shareholders	$2.68	$0.70	$5.35	$1.09
Diluted income per share from discontinued operations attributable to REX common shareholders	—	0.01	—	0.03
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	—	—	—	0.02
Diluted net income per share attributable to REX common shareholders	$2.68	$0.71	$5.35	$1.14

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$21,900	$5,704	$43,633	$8,915
Income from discontinued operations, net of tax	7	121	16	417
Net income	$21,907	$5,825	$43,649	$9,332

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Equity

Unaudited

(In Thousands)

	REX Shareholders
	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2014	29,853	$299	21,753	$(222,170)	$144,051	$357,101	$31,472	$310,753

Net income						43,649	7,269	50,918

Treasury stock acquired			2	(100)				(100)

Noncontrolling interests distribution and other							(39)	(39)

Stock options and related tax effects	—	—	(84)	851	740	—	—	1,591

Balance at July 31, 2014	29,853	$299	21,671	$(221,419)	$144,791	$400,750	$38,702	$363,123

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2013	29,853	$299	21,701	$(219,550)	$143,575	$322,028	$27,931	$274,283

Net income						9,332	1,486	10,818

Treasury stock acquired			46	(856)				(856)

Stock options and related tax effects	—	—	(62)	636	213	—	—	849

Balance at July 31, 2013	29,853	$299	21,685	$(219,770)	$143,788	$331,360	$29,417	$285,094

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Six Months Ended July 31,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$50,918	$10,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, impairment charges and amortization	8,350	8,811
Income from equity method investments	(15,542)	(6,227)
Gain on disposal of real estate and property and equipment	(3)	(6)
Dividends received from equity method investees	8,592	200
Deferred income	—	(484)
Derivative financial instruments	(770)	(856)
Deferred income tax	5,323	5,410
Excess tax benefit from stock option exercises	(441)	—
Changes in assets and liabilities:
Accounts receivable	2,494	(5,842)
Inventories	2,083	(4,453)
Other assets	463	164
Accounts payable, trade	(198)	1,310
Other liabilities	353	(363)
Net cash provided by operating activities	61,622	8,482
Cash flows from investing activities:
Capital expenditures	(3,402)	(252)
Restricted cash	500	(500)
Restricted investments and deposits	273	180
Proceeds from sale of real estate and property and equipment	487	463
Net cash used in investing activities	(2,142)	(109)
Cash flows from financing activities:
Payments of long-term debt	(13,726)	(8,629)
Stock options exercised	931	794
Payments to noncontrolling interests holders	(39)	—
Excess tax benefit from stock option exercises	441	—
Treasury stock acquired	—	(856)
Net cash used in financing activities	(12,393)	(8,691)
Net increase (decrease) in cash and cash equivalents	47,087	(318)
Cash and cash equivalents, beginning of period	105,149	69,073
Cash and cash equivalents, end of period	$152,236	$68,755

Non cash investing activities – Accrued capital expenditures	$239	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2014

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

Interest Cost

Interest paid for the three months ended July 31, 2014 and 2013 was approximately $496,000 and $941,000, respectively. Interest paid for the six months ended July 31, 2014 and 2013 was approximately $1,316,000 and $1,922,000, respectively

Financial Instruments

The Company uses derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreement was not designated for hedge accounting pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The interest rate swap is recorded at its fair value and the changes in fair value are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of an interest rate swap of approximately $376,000 and $422,000 for the three months ended July 31, 2014 and 2013, respectively. The Company paid settlements of the interest rate swap of approximately $774,000 and $862,000 for the six months ended July 31, 2014 and 2013, respectively.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of $18,521,000 during the six months ended July 31, 2014 and paid no income taxes during the six months ended July 31, 2013.

As of July 31, 2014, total unrecognized tax benefits were approximately $1,451,000 and accrued penalties and interest were approximately $439,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $24,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no material permanent write-down of inventory at July 31, 2014 and January 31, 2014, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory at July 31, 2014 and January 31, 2014 are as follows (amounts in thousands):

	July 31, 2014	January 31, 2014

Ethanol and other finished goods	$3,764	$3,517
Work in process	2,679	3,017
Grain and other raw materials	10,844	12,836
Total	$17,287	$19,370

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that changes the criteria for reporting a discontinued operation. Under this new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. Expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting are also required. ASU 2014-08 is effective beginning February 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. Management has not determined the impact of adopting ASU 2014-08 on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue From Contracts With Customers”. The update requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company will be required to adopt ASU 2014-09 effective February 1, 2017. The Company has not determined the impact of adopting ASU 2014-09 on the Company’s consolidated financial statements.

Note 3. Leases

At July 31, 2014, the Company has lease agreements, as landlord, for five owned former retail stores. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2015	$185
2016	392
2017	349
2018	117
Total	$1,043

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

Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$—	$—	$311	$311
Interest rate swap derivative liability	$—	$371	$—	$371

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	120	—	—	120
Investment in cooperative (1)	—	—	289	289
Total assets	$122	$—	$289	$411
Interest rate swap derivative liability	$—	$1,141	$—	$1,141

(1) The money market mutual fund and the investment in cooperative are included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

The following table provides a reconciliation of the activity related to assets (investment in cooperative) measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Balance, January 31, 2014	$289
Current period activity	10
Balance, April 30, 2014	299
Current period activity	12
Balance, July 31, 2014	$311

Balance, January 31, 2013	$252
Current period activity	—
Balance, April 30, 2013	252
Current period activity	10
Balance, July 31, 2013	$262

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

There were no assets measured at fair value on a non-recurring basis as of July 31, 2014.

Assets measured at fair value on a non-recurring basis as of January 31, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)
Property and equipment, net	$—	$—	$521	$55

(1) Total losses include impairment charges and loss on disposal.

The fair value of the Company’s debt is approximately $62.0 million and $75.1 million at July 31, 2014 and January 31, 2014, respectively. The fair value was estimated with Level 2 inputs using a discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements with companies that have a similar credit risk.

Note 5. Property and Equipment

The components of property and equipment at July 31, 2014 and January 31, 2014 are as follows (amounts in thousands):

	July 31, 2014	January 31, 2014

Land and improvements	$21,424	$21,543
Buildings and improvements	28,304	28,297
Machinery, equipment and fixtures	224,124	223,544
Construction in progress	3,093	693
	276,945	274,077
Less: accumulated depreciation	(79,710)	(71,819)

	$197,235	$202,258

Note 6. Other Assets

The components of other assets at July 31, 2014 and January 31, 2014 are as follows (amounts in thousands):

	July 31, 2014	January 31, 2014

Deferred financing costs, net	$301	$402
Deposits	964	1,014
Real estate taxes refundable	3,658	3,644
Other	365	328
Total	$5,288	$5,388

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at July 31, 2014 and January 31, 2014 are as follows (amounts in thousands):

	July 31, 2014	January 31, 2014

Accrued utility charges	$1,655	$3,745
Accrued income taxes	3,656	—
Accrued payroll and related items	3,453	3,122
Accrued real estate taxes	1,939	2,471
Other	1,769	2,809
Total	$12,472	$12,147
15

Note 8. Long Term Debt and Interest Rate Swap

One Earth Energy Subsidiary Level Debt

During the third quarter of fiscal year 2009, pursuant to the terms of the loan agreement, One Earth converted its construction loan into a term loan. On September 3, 2013, One Earth entered into an amendment of its loan agreement with First National Bank of Omaha (“the Bank”). The amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at a variable interest rate of LIBOR plus 300 basis points (3.2% at July 31, 2014). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending July 8, 2018. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not significantly change requirements regarding financial covenants. The Company expects that One Earth will make a principal payment of $6 million within the next twelve months as a result of the calculation of excess cash flows for fiscal year 2014, and has included that amount in current portion of long term debt in the Consolidated Condensed Balance Sheets.

Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of July 31, 2014 and January 31, 2014, approximately $32.0 million and $39.1 million, respectively, was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements.

One Earth has a $10.0 million revolving loan facility that matures July 31, 2015. Borrowings under this facility bear interest at LIBOR plus 265 basis points. One Earth had no outstanding borrowings on the revolving loan as of July 31, 2014 or January 31, 2014.

One Earth has paid approximately $1.4 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

The Company’s proportionate share of restricted net assets related to One Earth was approximately $100.7 million and $86.9 million at July 31, 2014 and January 31, 2014, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the Bank. The swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9%. At July 31, 2014 and January 31, 2014, the Company recorded a liability of approximately $0.4 million and $1.1 million, respectively, related to the fair value of the swap. The change in fair value is recorded in the Consolidated Condensed Statements of Operations. The swap will mature during the third quarter of fiscal year 2014 and will require a final settlement payment of approximately $0.4 million resulting in a gain or loss of less than $5,000.

NuGen Energy Subsidiary Level Debt

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan for $55,000,000 and a $10,000,000 annually renewable revolving loan with the Bank.

Effective May 31, 2014, NuGen entered into an amendment of its loan agreement with the Bank. The amendment included a refinance amount of $30,000,000 (the remaining balance of the original loan) which bears interest at a variable interest rate of LIBOR plus 300 basis points (3.2% at July 31, 2014). Beginning with the first quarterly payment on August 1, 2014, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 60 month amortization schedule. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year. This amendment did not significantly change requirements regarding financial covenants. The Company expects that NuGen will make a principal payment of $6 million within the next twelve months as a result of the calculation of excess cash flows for fiscal year 2014, and has included that amount in current portion of long term debt in the Consolidated Condensed Balance Sheets.

Borrowings are secured by all of the assets of NuGen. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. As of July 31, 2014 and January 31, 2014, approximately $30.0 million and $36.6 million, respectively, was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements.

NuGen has paid approximately $0.6 million in financing costs. These costs are recorded as deferred financing costs and are amortized ratably over the term of the loan.

NuGen has a $10.0 million revolving loan facility that matures May 31, 2015. Borrowings under this facility bear interest at LIBOR plus 275 basis points. NuGen had no outstanding borrowings on the revolving loan as of July 31, 2014 or January 31, 2014.

The Company’s proportionate share of restricted net assets related to NuGen was approximately $96.3 million and $66.1 million at July 31, 2014 and January 31, 2014, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with the Bank.

See Note 18 for a discussion of loan repayments paid by One Earth and NuGen occuring subsequent to July 31, 2014.

Note 9. Financial Instruments

The Company uses an interest rate swap, which will expire during the third quarter of fiscal year 2014, to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at July 31, 2014, are summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$31,118	$371

As the interest rate swap is not designated as a cash flow hedge, the unrealized gain and loss on the derivative is reported in current earnings. The Company reported losses of $1,000 and $10,000 in the second quarter of fiscal years 2014 and 2013, respectively. The Company reported losses of $5,000 and $6,000 in the first six months of fiscal years 2014 and 2013, respectively.

Note 10. Stock Option Plans

The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options have been granted since fiscal year 2004 and there are no outstanding options at July 31, 2014.

The total intrinsic value of options exercised during the six months ended July 31, 2014 and 2013 was approximately $4.0 million and $0.5 million, respectively, resulting in tax deductions of approximately $0.8 million and $0.2 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the six months ended July 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2014	83,330	$12.37
Exercised	(83,330)	$12.37
Outstanding and exercisable at July 31, 2014	—	$—	—	$—

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	July 31, 2014			July 31, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$21,900	8,182	$2.68	$5,704	8,164	$0.70
Effect of stock options	—	—		—	40
Diluted income per share from continuing operations attributable to REX common shareholders	$21,900	8,182	$2.68	$5,704	8,204	$0.70
18

	Six Months Ended			Six Months Ended
	July 31, 2014			July 31, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$43,633	8,150	$5.36	$8,915	8,161	$1.09
Effect of stock options	—	16		—	43
Diluted income per share from continuing operations attributable to REX common shareholders	$43,633	8,166	$5.35	$8,915	8,204	$1.09

For the three months and six months ended July 31, 2014 and 2013, all shares subject to outstanding options were dilutive.

Note 12. Investments

The following table summarizes equity method investments at July 31, 2014 and January 31, 2014 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount July 31, 2014	Carrying Amount January 31, 2014

Big River	10%	$42,804	$40,042
Patriot	27%	35,265	31,147
Total Equity Method Investments		$78,069	$71,189

The following table summarizes income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Big River	$4,720	$2,092	$9,779	$2,736
Patriot	2,525	2,536	5,763	3,491
Total	$7,245	$4,628	$15,542	$6,227

Undistributed earnings of Big River and Patriot totaled approximately $39.5 million and $32.6 million at July 31, 2014 and January 31, 2014, respectively. During the first six months of fiscal years 2014 and 2013, the Company received dividends from equity method investees of approximately $8.6 million and $0.2 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three and six months ended July 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended July 31, 2014		Three Months Ended July 31, 2013

	Patriot	Big River	Patriot	Big River

Net sales and revenue	$79,127	$312,843	$102,416	$335,961
Gross profit	$11,244	$40,476	$11,046	$30,063
Income from continuing operations	$9,511	$48,618	$9,552	$21,549
Net income	$9,511	$48,618	$9,552	$21,549

	Six Months Ended July 31, 2014		Six Months Ended July 31, 2013

	Patriot	Big River	Patriot	Big River

Net sales and revenue	$159,536	$593,267	$196,474	$630,589
Gross profit	$25,029	$124,310	$16,189	$45,683
Income from continuing operations	$21,705	$100,739	$13,150	$28,180
Net income	$21,705	$100,739	$13,150	$28,180

Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at July 31, 2014 and January 31, 2014 are approximately $368.0 million and $366.2 million, respectively.

Note 13. Income Taxes

The effective tax rate on consolidated pre-tax income from continuing operations was 34.4% for the three months ended July 31, 2014, and 35.8% for the three months ended July 31, 2013. The effective tax rate on consolidated pre-tax income from continuing operations was 35.4% for the six months ended July 31, 2014, and 35.7% for the six months ended July 31, 2013. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. Net income attributable to noncontrolling interests was a higher percentage of income from continuing operations before income taxes in the fiscal year 2014 compared to fiscal year 2013.

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

Unrecognized tax benefits, January 31, 2014	$1,862
Changes for prior years’ tax positions	28
Changes for current year tax positions	—
Unrecognized tax benefits, July 31, 2014	$1,890

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Net sales and revenue	$—	$500	$—	$1,082
Cost of sales	(3)	214	(18)	451

Income before income taxes	3	197	18	468
Provision for income taxes	(1)	(77)	(7)	(183)
Income from discontinued operations, net of tax	$2	$120	$11	$285
Gain on disposal	$8	$2	$8	$217
Provision for income taxes	(3)	(1)	(3)	(85)
Gain on disposal of discontinued operations, net of tax	$5	$1	$5	$132

Note 15. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

One Earth and NuGen have combined forward purchase contracts for approximately 7.3 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of a majority of the grain through October 2014.

One Earth and NuGen have combined sales commitments for approximately 36.5 million gallons of ethanol, approximately 101,000 tons of distillers grains and approximately 7.1 million pounds of non-food grade corn oil. They expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through October 2014.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales and revenue:
Alternative energy	$150,133	$175,290	$305,960	$353,614
Real estate	98	99	207	199
Total net sales and revenues	$150,231	$175,389	$306,167	$353,813

Segment gross profit (loss):
Alternative energy	$38,820	$10,890	$75,434	$19,916
Real estate	(2)	(12)	9	(40)
Total gross profit	$38,818	$10,878	$75,443	$19,876

Segment profit (loss):
Alternative energy	$41,509	$11,114	$80,385	$17,740
Real estate	(28)	(74)	(44)	(163)
Corporate expense, net	(761)	(722)	(1,514)	(1,413)
Income from continuing operations before income taxes and noncontrolling interests	$40,720	$10,318	$78,827	$16,164

	July 31, 2014	January 31, 2014
Assets:
Alternative energy	$413,883	$356,589
Real estate	4,141	4,722
Corporate	51,496	66,557
Total assets	$469,520	$427,868

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

Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $101.8 million held by One Earth and NuGen will be used by the subsidiaries primarily to fund liquidity requirements, maintain adequate working capital levels and pay dividends.

Note 17. Related-Party Transactions

During the second quarters of fiscal year 2014 and 2013, One Earth purchased approximately $40.4 million and approximately $78.7 million, respectively, of corn from the Alliance Grain Elevator, an equity investor in One Earth. Such purchases totaled approximately $85.2 million and approximately $150.4 million for the six months ended July 31, 2014 and 2013, respectively.

Note 18. Subsequent Events

In August 2014, One Earth and NuGen made accelerated principal payments totaling $17 million that were expected to be due in the next twelve months.

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

When we operated retail stores, we offered extended service contracts to our customers which typically provided, inclusive of manufacturers’ warranties, one to five years of warranty coverage. All such service contracts have expired as of January 31, 2014. We recognized the associated deferred income and expenses, including the cost to repair or replace covered products, over the remaining life of the contracts. We have classified as discontinued operations all retail related activities, including those activities associated with extended service plans, in the Consolidated Condensed Statements of Operations for all periods presented. We completed our exit of the retail business as of July 31, 2009. We have owned real estate remaining from our former retail store operations. The real estate segment consists of ten former retail stores.

At July 31, 2014, we had equity investments in four ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment in future periods. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	110.1 M	74%	81.5 M
NuGen Energy, LLC	114.9 M	99%	113.8 M
Patriot Holdings, LLC	119.7 M	27%	32.3 M
Big River Resources W Burlington, LLC	108.2 M	10%	10.8 M
Big River Resources Galva, LLC	119.5 M	10%	12.0 M
Big River United Energy, LLC	123.6 M	5%	6.2 M
Big River Resources Boyceville, LLC	56.2 M	10%	5.6 M
Total	752.2 M		262.2 M

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken HPGP. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. We have paid approximately $1,269,000 cumulatively, including $221,000 in fiscal year 2014 for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy, LLC were immaterial to the Consolidated Condensed Financial Statements.

Critical Accounting Policies and Estimates

During the three months ended July 31, 2014, we did not change any of our critical accounting policies as disclosed in our 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2014. All other accounting policies used in preparing our interim fiscal year 2014 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2014” means the period February 1, 2014 to January 31, 2015.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months and Six Months Ended July 31, 2014 and 2013

Net sales and revenue in the quarter ended July 31, 2014 were approximately $150.2 million compared to approximately $175.4 million in the prior year’s second quarter, representing a decrease of approximately $25.2 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The decrease was caused by lower sales in our alternative energy segment of approximately $25.2 million as prices for ethanol and dried distillers grains were lower during the current year primarily related to the decline in corn prices.

Net sales and revenue from our real estate segment were approximately $0.1 million in both of the second quarters of fiscal year 2014 and fiscal year 2013.

Net sales and revenue for the first six months of fiscal year 2014 were approximately $306.2 million compared to approximately $353.8 million for the first six months of fiscal year 2013. This represents a decrease of approximately $47.6 million. The decrease was primarily caused by lower sales in our alternative energy segment of approximately $47.7 million. Net sales and revenue from our real estate segment were approximately $0.2 million in both of the first six months of fiscal year 2014 and fiscal year 2013.

The following table reflects the approximate percentage of net sales for each major product and service group for the following periods:

	Three Months Ended July 31,		Six Months Ended July 31,
Product Category	2014	2013	2014	2013
Ethanol	79%	76%	78%	75%
Dried distillers grains	17%	19%	19%	18%
Modified distillers grains	1%	2%	1%	4%
Other	3%	3%	2%	3%
Total	100%	100%	100%	100%

Gross profit for the second quarter of fiscal year 2014 was approximately $38.8 million (25.8% of net sales and revenue) which was approximately $27.9 million higher compared to approximately $10.9 million of gross profit (6.2% of net sales and revenue) for the second quarter of fiscal year 2013. Gross profit for the second quarter of fiscal year 2014 increased by approximately $27.9 million compared to the second quarter of fiscal year 2013 from our alternative energy segment as the crush spread was favorably impacted by lower corn costs during the current year. Gross loss for the second quarter of fiscal year 2014 was approximately $2,000 compared to approximately $12,000 for the second quarter of fiscal year 2013 from our real estate segment.

Gross profit for the first six months of fiscal year 2014 was approximately $75.4 million (24.6% of net sales and revenue) which was approximately $55.6 million higher compared to approximately $19.9 million of gross profit (5.6% of net sales and revenue) for the first six months of fiscal year 2013. Gross profit for the first six months of fiscal year 2014 increased by approximately $55.5 million compared to the first six months of fiscal year 2013 from our alternative energy segment. Gross profit for the first six months of fiscal year 2014 was approximately $9,000 compared to gross loss of approximately $40,000 for the first six months of fiscal year 2013 from our real estate segment.

Selling, general and administrative expenses for the second quarter of fiscal year 2014 were approximately $4.8 million, an increase of approximately $0.6 million from approximately $4.2 million for the second quarter of fiscal year 2013. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $0.5 million.

Selling, general and administrative expenses for the first six months of fiscal year 2014 were approximately $11.0 million, an increase of approximately $3.1 million from approximately $7.9 million for the first six months of fiscal year 2013. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $3.0 million.

During the second quarters of fiscal years 2014 and 2013, we recognized income of approximately $7.2 million and $4.6 million, respectively, from our equity investments in Big River and Patriot. During the first six months of fiscal years 2014 and 2013, we recognized income of approximately $15.5 million and $6.2 million, respectively, from these investments. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended July 31, 2014 of approximately 346 million gallons. Patriot has one ethanol production plant which shipped approximately 120 million gallons of ethanol in the trailing 12 months ended July 31, 2014. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to historical results.

Interest and other income was approximately $88,000 and approximately $45,000 for the second quarters of fiscal years 2014 and 2013, respectively. Interest and other income was approximately $140,000 and approximately $86,000 for the first six months of fiscal years 2014 and 2013, respectively. We expect interest and other income to remain consistent with fiscal year 2013 levels for the remainder of fiscal year 2014.

Interest expense was approximately $0.6 million for the second quarter of fiscal year 2014 compared to approximately $1.0 million for the second quarter of fiscal year 2013, a decrease of approximately $0.4 million. Interest expense was approximately $1.3 million for the first six months of fiscal year 2014 compared to approximately $2.1 million for the first six months of fiscal year 2013, a decrease of approximately $0.8 million. The decreases were primarily attributable to the alternative energy segment as scheduled and accelerated principal repayments have reduced our debt levels. The accelerated principal repayments include payments made at our discretion and payments related to excess cash flows required by the loan agreements.

We recognized a loss of approximately $1,000 during the second quarter of fiscal year 2014 compared to a loss of approximately $10,000 during the second quarter of fiscal year 2013 related to a forward interest rate swap that One Earth entered into during fiscal year 2007. We recognized a loss related to the swap of approximately $5,000 during the first six months of fiscal year 2014 compared to approximately $6,000 during the first six months of fiscal year 2013. We expect gain or losses related to the interest rate swap to be less than $5,000 for the remainder of fiscal year 2014 as the interest rate swap matures during the third quarter of fiscal year 2014.

As a result of the foregoing, income from continuing operations before income taxes was approximately $40.7 million for the second quarter of fiscal year 2014 versus approximately $10.3 million for the second quarter of fiscal year 2013. Income from continuing operations before income taxes was approximately $78.8 million for the first six months of fiscal year 2014 versus approximately $16.2 million for the first six months of fiscal year 2013.

Our effective tax rate was 34.4% and 35.8% for the second quarters of fiscal years 2014 and 2013, respectively. Our effective tax rate for the first six months of fiscal year 2014 was 35.4% compared to 35.7% for the first six months of fiscal year 2013. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries. We do not provide an income tax provision or benefit for noncontrolling interests. The noncontrolling interests in the income of One Earth and NuGen were a higher proportion of consolidated pre-tax income in fiscal year 2014 compared to fiscal year 2013.

As a result of the foregoing, income from continuing operations was approximately $26.7 million for the second quarter of fiscal year 2014 versus approximately $6.6 million for the second quarter of fiscal year 2013. Income from continuing operations was approximately $50.9 million for the first six months of fiscal year 2014 versus approximately $10.4 million for the first six months of fiscal year 2013.

During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of tax, of approximately $2,000 in the second quarter of fiscal year 2014 compared to approximately $120,000 in the second quarter of fiscal year 2013. We had income from discontinued operations, net of tax, of approximately $11,000 for the first six months of fiscal year 2014 compared to approximately $285,000 for the first six months of fiscal year 2013. Gain on sale, net of taxes, of approximately $5,000 was recognized for one property classified as discontinued operations during the second quarter of fiscal year 2014, compared to approximately $1,000 during the second quarter of fiscal year 2013. Gain on sale, net of taxes, of approximately $5,000 was recognized for one property classified as discontinued operations during the first six months of fiscal year 2014, compared to approximately $132,000 during the first six months of fiscal year 2013.

Income related to noncontrolling interests was approximately $4.8 million and approximately $0.9 million during the second quarters of fiscal years 2014 and 2013, respectively, and approximately $7.3 million and approximately $1.5 million for the six months ended July 31, 2014 and 2013, respectively, and represents the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2014 was approximately $21.9 million, an increase of approximately $16.1 million from approximately $5.8 million for the second quarter of fiscal year 2013. Net income attributable to REX common shareholders for the first six months of fiscal year 2014 was approximately $43.6 million, an increase of approximately $34.3 million from approximately $9.3 million for the first six months of fiscal year 2013.

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

The following table sets forth, for the periods indicated, sales, gross profit and segment profit by segment (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales and revenue:
Alternative energy	$150,133	$175,290	$305,960	$353,614
Real estate	98	99	207	199
Total net sales and revenues	$150,231	$175,389	$306,167	$353,813

Segment gross profit (loss):
Alternative energy	$38,820	$10,890	$75,434	$19,916
Real estate	(2)	(12)	9	(40)
Total gross profit	$38,818	$10,878	$75,443	$19,876

Segment profit (loss):
Alternative energy	$41,509	$11,114	$80,385	$17,740
Real estate	(28)	(74)	(44)	(163)
Corporate expense, net	(761)	(722)	(1,514)	(1,413)
Income from continuing operations before income taxes	$40,720	$10,318	$78,827	$16,164

Alternative Energy

The alternative energy segment includes the consolidated financial results of NuGen and One Earth, our equity method investments in ethanol facilities, the income related to those investments and certain administrative expenses. The following table summarizes sales by product group at our consolidated ethanol facilities (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Ethanol	$118,613	$132,700	$237,719	$264,729
Dried distillers grains	25,809	32,835	56,838	63,919
Modified distillers grains	791	4,418	2,281	14,186
Other	4,920	5,337	9,122	10,780
Total	$150,133	$175,290	$305,960	$353,614

The following table summarizes certain operating data at our consolidated ethanol facilities:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Average selling price per gallon of ethanol	$2.18	$2.38	$2.16	$2.36
Gallons of ethanol sold (in millions)	54.5	55.7	110.2	112.4
Average selling price per ton of dried distillers grains	$192.77	$243.49	$201.57	$253.32
Tons of dried distillers grains sold	133,885	134,851	281,977	252,327
Average selling price per ton of modified distillers grains	$68.49	$108.66	$81.88	$123.51
Tons of modified distillers grains sold	11,553	40,661	27,858	114,855
Average cost per bushel of grain	$4.47	$7.15	$4.41	$7.29
Average cost of natural gas (per mmbtu)	$5.14	$4.42	$7.27	$4.35

Segment Results – Second Quarter Fiscal Year 2014 Compared to Second Quarter Fiscal Year 2013

Net sales and revenue decreased approximately $25.2 million from the second quarter of fiscal year 2013 to approximately $150.1 million in the second quarter of fiscal year 2014, primarily a result of lower selling prices for our products in fiscal year 2014 which primarily related to the significant decline in corn prices in fiscal year 2014. Ethanol sales decreased from approximately $132.7 million in the second quarter of fiscal year 2013 to approximately $118.6 million in the second quarter of fiscal year 2014. The average selling price per gallon of ethanol decreased from $2.38 in the second quarter of fiscal year 2013 to $2.18 in the second quarter of fiscal year 2014. Our ethanol sales were based upon approximately 54.5 million gallons in the second quarter of fiscal year 2014 compared to approximately 55.7 million gallons in the second quarter of fiscal year 2013. Dried distillers grains sales decreased from approximately $32.8 million in the second quarter of fiscal year 2013 to approximately $25.8 million in the second quarter of fiscal year 2014. The average selling price per ton of dried distillers grains decreased from $243.49 in the second quarter of fiscal year 2013 to $192.77 in the second quarter of fiscal year 2014. Our dried distillers grains sales were based upon approximately 134,000 tons in the second quarter of fiscal year 2014 compared to approximately 135,000 tons in the second quarter of fiscal year 2013. We expect pricing for dried distillers grains to be negatively affected by the recent Chinese ban of imports. Modified distillers grains sales decreased from approximately $4.4 million in the second quarter of fiscal year 2013 to approximately $0.8 million in the second quarter of fiscal year 2014. The average selling price per ton of modified distillers grains decreased from $108.66 in the second quarter of fiscal year 2013 to $68.49 in the second quarter of fiscal year 2014. Our modified distillers grains sales were based upon approximately 12,000 tons in the second quarter of fiscal year 2014 compared to approximately 41,000 tons in the second quarter of fiscal year 2013. Non-food grade corn oil sales of approximately $4.7 million in the second quarter of fiscal year 2014 were consistent with sales in the second quarter of fiscal year 2013. We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	200 million to 230 million gallons
Dried distillers grains	585,000 to 635,000 tons
Modified distillers grains	40,000 to 70,000 tons
Non-food grade corn oil	40 million to 50 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or above nameplate capacity, which is dependent upon the crush spread realized. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit from these sales was approximately $38.8 million during the second quarter of fiscal year 2014 compared to approximately $10.9 million during the second quarter of fiscal year 2013. The crush spread for the second quarter of fiscal year 2014 was approximately $0.58 per gallon of ethanol sold compared to the second quarter of fiscal year 2013 which was approximately $(0.17) per gallon of ethanol sold. The improved crush spread was partially offset by a decrease of approximately 21% in the price of dried distillers grains and a decrease of approximately 37% in the price of modified distillers grains. Grain costs decreased approximately $55.0 million (39.2%) during the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013. Grain costs accounted for approximately 76.5% ($85.1 million) of our cost of sales during the second quarter of fiscal year 2014 compared to approximately 85.3% ($140.1 million) during the second quarter of fiscal year 2013. Natural gas accounted for approximately 7.0% ($7.8 million) of our cost of sales during the second quarter of fiscal year 2014 compared to approximately 4.0% ($6.6 million) during the second quarter of fiscal year 2013. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be favorable or consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market.

Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread. Approximately 1% of our forecasted ethanol, approximately 16% of our forecasted distillers grains and approximately 15% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $54.8 million for the remaining forecasted sales. Similarly, approximately 3% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $31.6 million for the remaining forecasted grain purchases.

Selling, general and administrative expenses were approximately $4.0 million in the second quarter of fiscal year 2014, a $0.5 million increase from approximately $3.5 million in the second quarter of fiscal year 2013. The increase is primarily a result of increases in incentive compensation related to the higher segment profitability in fiscal year 2014 and higher costs for rail car leases. We expect selling, general and administrative expenses to remain consistent with fiscal year 2013 results in future periods, assuming overall corporate profitability remains relatively consistent.

Interest expense decreased approximately $0.4 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013 to approximately $0.6 million. This decrease was primarily a result of reduced debt levels from scheduled and accelerated principal repayments. The accelerated principal repayments include payments made at our discretion and payments related to excess cash flows required by the loan agreements.

We recognized income from equity method investments of approximately $7.2 million in the second quarter of fiscal year 2014 compared to approximately $4.6 million in the second quarter of fiscal year 2013. We recognized approximately $4.7 million of income from Big River in the second quarter of fiscal year 2014 compared to approximately $2.1 million in the second quarter of fiscal year 2013. We recognized approximately $2.5 million of income from Patriot in both of the second quarters of fiscal year 2014 and 2013. In general, Big River benefitted from improved crush spreads in fiscal year 2014 compared to fiscal year 2013 while Patriot employed more conservative risk management practices. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

Losses on derivative financial instruments held by One Earth were approximately $1,000 in the second quarter of fiscal year 2014 compared to approximately $10,000 in the second quarter of fiscal year 2013. We expect that any future gains or losses on these derivative financial instruments will be less than $5,000.

As a result of the factors discussed above, segment profit increased to approximately $41.5 million in the second quarter of fiscal year 2014 compared to approximately $11.1 million in the second quarter of fiscal year 2013.

Segment Results – Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013

Net sales and revenue decreased approximately $47.7 million from the first six months of fiscal year 2013 to approximately $306.0 million in the first six months of fiscal year 2014, primarily a result of lower selling prices for our products in fiscal year 2014 which primarily related to the significant decline in corn prices in fiscal year 2014. Ethanol sales decreased from approximately $264.7 million in the first six months of fiscal year 2013 to approximately $237.7 million in the first six months of fiscal year 2014. The average selling price per gallon of ethanol decreased from $2.36 in the first six months of fiscal year 2013 to $2.16 in the first six months of fiscal year 2014. Our ethanol sales were based upon approximately 110.2 million gallons in the first six months of fiscal year 2014 compared to 112.4 million gallons in the first six months of fiscal year 2013. Dried distillers grains sales decreased from approximately $63.9 million in the first six months of fiscal year 2013 to approximately $56.8 million in the first six months of fiscal year 2014. The average selling price per ton of dried distillers grains decreased from $253.32 in the first six months of fiscal year 2013 to $201.57 in the first six months of fiscal year 2014. Our dried distillers grains sales were based upon approximately 282,000 tons in the first six months of fiscal year 2014 compared to approximately 252,000 tons in the first six months of fiscal year 2013. Modified distillers grains sales decreased from approximately $14.2 million in the first six months of fiscal year 2013 to approximately $2.3 million in the first six months of fiscal year 2014. The average selling price per ton of modified distillers grains decreased from approximately $123.51 in the first six months of fiscal year 2013 to approximately $81.88 in the first six months of fiscal year 2014. Our modified distillers grains sales were based upon approximately 28,000 tons in the first six months of fiscal year 2014 compared to approximately 115,000 tons in the first six months of fiscal year 2013. Non-food grade corn oil sales of approximately $8.7 million in the first six months of fiscal year 2014 were consistent with sales in the first six months of fiscal year 2013.

Gross profit from these sales was approximately $75.4 million during the first six months of fiscal year 2014 compared to approximately $19.9 million during the first six months of fiscal year 2013. The crush spread for the first six months of fiscal year 2014 was approximately $0.59 per gallon of ethanol sold compared to the first six months of fiscal year 2013 which was approximately $(0.24) per gallon of ethanol sold. The improved crush spread was partially offset by a decrease of approximately 20% in the price of dried distillers grains and a decrease of approximately 34% in the price of modified distillers grains. Grain costs decreased approximately $115.6 million (40.2%) during the first six months of fiscal year 2014 compared to the first six months of fiscal year 2013. Grain costs accounted for approximately 74.6% ($172.0 million) of our cost of sales during the first six months of fiscal year 2014 compared to approximately 86.2% ($287.6 million) during the first six months of fiscal year 2013. Natural gas accounted for approximately 9.7% ($22.4 million) of our cost of sales during the first six months of fiscal year 2014 compared to approximately 4.0% ($13.3 million) during the first six months of fiscal year 2013.

Selling, general and administrative expenses were approximately $9.4 million in the first six months of fiscal year 2014, a $3.0 million increase from approximately $6.4 million in the first six months of fiscal year 2013. The increase is primarily a result of increases in incentive compensation related to the higher segment profitability in fiscal year 2014. We expect selling, general and administrative expenses to remain consistent with fiscal year 2013 results in future periods, assuming overall corporate profitability remains relatively consistent.

Interest expense decreased approximately $0.8 million in the first six months of fiscal year 2014 from the first six months of fiscal year 2013 to approximately $1.3 million. This decrease was primarily a result of reduced debt levels from scheduled and accelerated principal repayments.

We recognized income from equity method investments of approximately $15.5 million in the first six months of fiscal year 2014 compared to approximately $6.2 million in the first six months of fiscal year 2013. We recognized approximately $9.8 million of income from Big River in the first six months of fiscal year 2014 compared to approximately $2.7 million in the first six months of fiscal year 2013. We recognized approximately $5.8 million of income from Patriot in the first six months of fiscal year 2014 compared to approximately $3.5 million in the first six months of fiscal year 2013.

Losses on derivative financial instruments held by One Earth were approximately $5,000 in the first six months of fiscal year 2014 compared to approximately $6,000 in the first six months of fiscal year 2013. We expect that any future gains or losses on these derivative financial instruments will be less than $5,000.

As a result of the factors discussed above, segment profit increased to approximately $80.4 million in the first six months of fiscal year 2014 compared to approximately $17.7 million in the first six months of fiscal year 2013.

Real Estate

The real estate segment includes all owned real estate including those previously used as retail store operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At July 31, 2014, we have lease agreements, as landlord, for five owned former retail stores (58,000 square feet leased). We have five owned former retail stores (66,000 square feet) that are vacant at July 31, 2014. We are marketing these vacant properties for lease or sale.

Segment Results – Second Quarter Fiscal Year 2014 Compared to Second Quarter Fiscal Year 2013

Net sales and revenue of $98,000 were consistent with the prior year amount of $99,000. We expect lease revenue to remain consistent with fiscal year 2013 amounts in future periods.

Gross loss in the second quarter of fiscal year 2014 was $2,000, which was consistent with the prior year amount of $12,000. We expect gross profit or loss for the remainder of fiscal year 2014 to be consistent with fiscal year 2013 amounts.

As a result of the factors discussed above, segment loss was $28,000 in the second quarter of fiscal year 2014, which was consistent with the segment loss in the second quarter of fiscal year 2013.

Segment Results – Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013

Net sales and revenue of $207,000 were consistent with the prior year amount of $199,000.

Gross profit in the first six months of fiscal year 2014 was $9,000, which was consistent with the prior year loss of $40,000.

As a result of the factors discussed above, segment loss was $44,000 in the first six months of fiscal year 2014, which was consistent with the segment loss in the first six months of fiscal year 2013.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, the results of Future Energy operations and interest income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results –Second Quarter Fiscal Year 2014 Compared to Second Quarter Fiscal Year 2013

Selling, general and administrative expenses were approximately $0.8 million in the second quarter of fiscal year 2014 consistent with the second quarter of fiscal year 2013. We expect selling, general and administrative expenses for the remainder of fiscal year 2014 to be consistent with the current year levels.

Corporate and Other Results –Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013

Selling, general and administrative expenses were approximately $1.5 million in the first six months of fiscal year 2014 consistent with the first six months of fiscal year 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $61.6 million for the first six months of fiscal year 2014, compared to approximately $8.5 million for the first six months of fiscal year 2013. For the first six months of fiscal year 2014, cash was provided by net income of approximately $50.9 million, adjusted for non-cash items of approximately $(1.9) million, which consisted of depreciation, impairment charges and amortization, income from equity method investments, gain on disposal of real estate and property and equipment and the deferred income tax provision. Dividends received from our equity method investees were approximately $8.6 million in the first six months of fiscal year 2014. Settlements on an interest rate swap used cash of approximately $0.8 million. A decrease in the balance of accounts receivable provided cash of approximately $2.5 million, which was primarily a result of the timing of customer shipments and payments. A decrease in the balance of inventories provided cash of approximately $2.1 million, which was primarily a result of the timing of customer shipments and normal variations in production output.

Net cash provided by operating activities was approximately $8.5 million for the first six months of fiscal year 2013. For the first six months of fiscal year 2013, cash was provided by net income of approximately $10.8 million, adjusted for non-cash items of approximately $7.5 million, which consisted of depreciation and amortization, income from equity method investments, deferred income and the deferred income tax provision. Dividends received from our equity method investees were approximately $0.2 million in the first six months of fiscal year 2013. An increase in accounts receivable used cash of approximately $5.8 million, primarily a result of normal variations in timing of payments received, production and sales levels. An increase in inventories used cash of approximately $4.5 million, primarily a result of normal variations in timing of grain received, production and sales levels. A decrease in the balance of derivative financial instruments used cash of approximately $0.9 million, primarily a result of settlements on an interest rate swap. An increase in accounts payable which provided cash of approximately $1.3 million was primarily a result of the timing of vendor shipments of inventory and vendor payments.

At July 31, 2014, working capital was approximately $142.0 million compared to approximately $116.7 million at January 31, 2014. The increase is primarily a result of cash provided by operating activities exceeding our cash used by financing activities (debt service). The ratio of current assets to current liabilities was 4.0 to 1 at July 31, 2014 and 4.6 to 1 at January 31, 2014.

Cash of approximately $2.1 million was used in investing activities for the first six months of fiscal year 2014, compared to cash used of approximately $109,000 during the first six months of fiscal year 2013. During the first six months of fiscal year 2014, we had capital expenditures of approximately $3.4 million, primarily related to improvements at the NuGen and One Earth ethanol plants. We expect to spend between $4.0 million and $7.0 million during the remainder of fiscal year 2014 on various capital projects. During the first six months of fiscal year 2014, we reduced our restricted cash balance which provided cash of approximately $0.5 million. We received approximately $0.5 million as proceeds from the sale of one real estate property during the first six months of fiscal year 2014.

Cash of approximately $109,000 was used in investing activities for the first six months of fiscal year 2013. During the first six months of fiscal year 2013, we had capital expenditures of approximately $0.3 million, primarily related to improvements at the NuGen ethanol plant. During the first six months of fiscal year 2013, we used cash of approximately $0.5 million to secure a letter of credit at NuGen. We received approximately $0.5 million as proceeds from the sale of two real estate properties during the first six months of fiscal year 2013.

Cash used in financing activities totaled approximately $12.4 million for the first six months of fiscal year 2014 compared to approximately $8.7 million for the first six months of fiscal year 2013. Cash was used by debt payments of approximately $13.8 million, primarily on One Earth’s and NuGen’s term loans. Stock option activity generated cash of approximately $1.4 million.

Cash used in financing activities totaled approximately $8.7 million for the first six months of fiscal year 2013. Cash was used by debt payments of approximately $8.6 million, primarily on

One Earth’s and NuGen’s term loans. We used cash of approximately $0.9 million to purchase approximately 46,000 shares of our common stock in open market transactions. Stock option activity generated cash of approximately $0.8 million.

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (“the Bank”). The construction loan was converted into a term loan on July 31, 2009. On September 3, 2013, One Earth entered into an amendment of its loan agreement with the Bank. This amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at LIBOR plus 300 basis points (3.2% at July 31, 2014). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending July 8, 2018. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not significantly change requirements regarding financial covenants. We expect that One Earth will make a principal payment of $6 million within the next twelve months as a result of the calculation of excess cash flows for fiscal year 2014, and have included that amount in current portion of long term debt in the Consolidated Condensed Balance Sheets.

This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all assets of One Earth. As of July 31, 2014, approximately $32.0 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at July 31, 2014 are as follows:

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with One Earth) less total current liabilities. At July 31, 2014, working capital was approximately $47.2 million.

•	Capital expenditures are limited to $5.0 million annually.

For the six months ended July 31, 2014, capital expenditures were approximately $0.8 million.

•	Maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually each December 31.

The fixed charge coverage ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments.

One Earth was in compliance with all covenants, as applicable, at July 31, 2014.

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

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha (“the Bank”). Effective May 31, 2014, NuGen entered into an amendment of its loan agreement with the Bank. The amendment included a refinance amount of $30,000,000 (the remaining balance of the original loan) which bears interest at a variable interest rate of LIBOR plus 300 basis points (3.2% at July 31, 2014). Beginning with the first quarterly payment on August 1, 2014, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 60 month amortization schedule. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year. This amendment did not significantly change requirements regarding financial covenants. We expect that NuGen will make a principal payment of $6 million within the next twelve months as a result of the calculation of excess cash flows for fiscal year 2014, and have included that amount in current portion of long term debt in the Consolidated Condensed Balance Sheets.

This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all assets of NuGen. As of July 31, 2014, approximately $30.0 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at July 31, 2014 are as follows:

•	Maintain working capital of at least $10.0 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with NuGen) less total current liabilities. At July 31, 2014, working capital was approximately $55.2 million.

•	Capital expenditures are limited to $11.0 million in fiscal year 2014 and $5.0 million annually thereafter.

For the six months ended July 31, 2014, capital expenditures were approximately $2.4 million.

•	Maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually each January 31.

The fixed charge coverage ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments. Pursuant to the loan agreement, the scheduled quarterly principal payments on the loan shall be deemed to be $1,375,000, resulting in an annual scheduled principal payment on the loan of $5,500,000.

NuGen was in compliance with all covenants, as applicable, at July 31, 2014.

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

In August 2014, One Earth and NuGen made accelerated principal payments totaling $17 million that were expected to be due in the next twelve months.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Interest rate risk related to interest income is immaterial. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have approximately $62.0 million outstanding in debt as of July 31, 2014, that is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $386,000 over the term of the debt.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At July 31, 2014, One Earth and NuGen combined have purchase commitments for approximately 7.3 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of a majority of the corn through October 2014. At July 31, 2014, One Earth and NuGen have combined sales commitments for approximately 36.5 million gallons of ethanol, approximately 101,000 tons of distillers grains and approximately 7.1 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through October 2014. Approximately 1% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $44.8 million for the remaining forecasted ethanol sales. Approximately 16% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $8.4 million for the remaining forecasted distillers grains sales. Approximately 15% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.5 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 3% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $31.6 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

During the quarter ended July 31, 2014, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2014 except as follows:

Distillers Grains Exports to China

China has historically been the largest export market for U.S. dried distillers grains. The Chinese government recently announced its intent to regulate the quality of food imports into China. The China AQSIQ (General Administration of Quality Supervision, Inspection and Quarantine) agency indicated that it will require U.S. food producers to register and comply with Chinese food preparation guidelines, and the U.S. government to monitor the production of food products in the U.S. that are exported to China.

In June 2014, quarantine authorities in China stopped issuing permits for the import of dried distillers grains from the United States due to the presence in some shipments of a genetically-modified organism that has been approved in the United States and a number of other countries but not in China.

The ethanol industry and U.S. government are examining these actions to determine appropriate responses. We cannot estimate the effect any actions will have on the overall distillers grains market. They could have the effect of reducing exports to China if U.S. producers are unable to comply with the regulations, which, in turn, could reduce prices we receive for the sale of distillers grains.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first six months of fiscal year 2014, neither One Earth nor NuGen paid dividends.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

The following exhibits are filed with this report:

4(a)	Tenth Amendment of Construction Loan Agreement dated July 31, 2014 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and collateral Agent, and the other Banks party thereto

4(b)	Fifth Amendment of Loan Agreement dated May 31, 2014 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board
(Stuart A. Rose)	(Chief Executive Officer)	August 29, 2014

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	August 29, 2014
43