Form 10-Q
period 2014-10-31
REX AMERICAN RESOURCES Corp
filed 2014-12-05
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-09097

REX AMERICAN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1095548 (I.R.S. Employer Identification Number)

7720 Paragon Road, Dayton, Ohio (Address of principal executive offices)	45459 (Zip Code)

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

At the close of business on December 4, 2014 the registrant had 8,003,221 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	October 31, 2014	January 31, 2014
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$164,267	$105,149
Restricted cash	—	500
Accounts receivable	10,586	16,486
Inventory	11,496	19,370
Refundable income taxes	—	268
Prepaid expenses and other	5,029	4,891
Deferred taxes, net	—	2,146
Total current assets	191,378	148,810
Property and equipment, net	197,645	202,258
Other assets	5,831	5,388
Equity method investments	75,524	71,189
Restricted investments and deposits	—	223
Total assets	$470,378	$427,868

Liabilities and equity:
Current liabilities:
Current portion of long-term debt	$19,000	$12,226
Accounts payable, trade	9,066	6,626
Deferred taxes	3,400	—
Derivative financial instruments	—	1,141
Accrued expenses and other current liabilities	19,511	12,147
Total current liabilities	50,977	32,140
Long-term liabilities:
Long-term debt	14,500	63,500
Deferred taxes	19,597	19,613
Other long-term liabilities	1,904	1,862
Total long-term liabilities	36,001	84,975
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	144,791	144,051
Retained earnings	424,090	357,101
Treasury stock	(229,731)	(222,170)
Total REX shareholders’ equity	339,449	279,281
Noncontrolling interests	43,951	31,472
Total equity	383,400	310,753
Total liabilities and equity	$470,378	$427,868

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Amounts)
Net sales and revenue	$138,454	$166,188	$444,622	$520,001
Cost of sales	101,957	148,160	332,665	482,077
Gross profit	36,497	18,028	111,957	37,924
Selling, general and administrative expenses	(4,353)	(4,589)	(15,369)	(12,530)
Equity in income of unconsolidated affiliates	8,780	3,331	24,322	9,558
Interest and other income	103	69	243	158
Interest expense	(454)	(964)	(1,737)	(3,039)
Gains (losses) on derivative financial instruments, net	4	(23)	(1)	(29)
Income from continuing operations before income taxes	40,577	15,852	119,415	32,042
Provision for income taxes	(12,126)	(5,261)	(40,049)	(11,034)
Income from continuing operations	28,451	10,591	79,366	21,008
Income from discontinued operations, net of tax	—	287	5	556
Gain on disposal of discontinued operations, net of tax	138	600	136	732
Net income	28,589	11,478	79,507	22,296
Net income attributable to noncontrolling interests	(5,249)	(1,611)	(12,518)	(3,097)
Net income attributable to REX common shareholders	$23,340	$9,867	$66,989	$19,199

Weighted average shares outstanding – basic	8,170	8,140	8,157	8,154

Basic income per share from continuing operations attributable to REX common shareholders	$2.84	$1.10	$8.19	$2.19
Basic income per share from discontinued operations attributable to REX common shareholders	—	0.04	—	0.07
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.02	0.07	0.02	0.09
Basic net income per share attributable to REX common shareholders	$2.86	$1.21	$8.21	$2.35

Weighted average shares outstanding – diluted	8,170	8,179	8,168	8,197

Diluted income per share from continuing operations attributable to REX common shareholders	$2.84	$1.10	$8.18	$2.18
Diluted income per share from discontinued operations attributable to REX common shareholders	—	0.04	—	0.07
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.02	0.07	0.02	0.09
Diluted net income per share attributable to REX common shareholders	$2.86	$1.21	$8.20	$2.34

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$23,202	$8,980	$66,848	$17,911
Income from discontinued operations, net of tax	138	887	141	1,288
Net income	$23,340	$9,867	$66,989	$19,199

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Nine Months Ended October 31,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$79,507	$22,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, impairment charges and amortization	12,480	13,178
Income from equity method investments	(24,322)	(9,558)
Gain on disposal of real estate and property and equipment	(209)	(989)
Dividends received from equity method investees	19,881	200
Deferred income	—	(590)
Derivative financial instruments	(1,141)	(1,249)
Deferred income tax	5,323	8,241
Excess tax benefit from stock option exercises	(441)	—
Changes in assets and liabilities:
Accounts receivable	5,900	293
Inventories	7,874	8,613
Other assets	728	1,933
Accounts payable, trade	2,075	2,589
Other liabilities	7,406	(1,529)
Net cash provided by operating activities	115,061	43,428
Cash flows from investing activities:
Capital expenditures	(8,107)	(2,159)
Restricted cash	500	(500)
Repayment of loan receivable	—	681
Restricted investments and deposits	273	280
Proceeds from sale of real estate and property and equipment	596	3,406
Net cash (used in) provided by investing activities	(6,738)	1,708
Cash flows from financing activities:
Payments of long-term debt	(42,226)	(18,520)
Stock options exercised	931	794
Payments to noncontrolling interests holders	(39)	(5)
Excess tax benefit from stock option exercises	441	—
Treasury stock acquired	(8,312)	(3,079)
Net cash used in financing activities	(49,205)	(20,810)
Net increase in cash and cash equivalents	59,118	24,326
Cash and cash equivalents, beginning of period	105,149	69,073
Cash and cash equivalents, end of period	$164,267	$93,399

Non cash investing activities – Accrued capital expenditures	$615	$198
Non cash investing activities – Loan receivable granted in connection with sale of real estate	$475	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2014

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

Interest Cost

Interest paid for the three months ended October 31, 2014 and 2013 was approximately $518,000 and $900,000, respectively. Interest paid for the nine months ended October 31, 2014 and 2013 was approximately $1,834,000 and $2,822,000, respectively.

Financial Instruments

The Company used derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreement, which matured during the third quarter of fiscal year 2014, was not designated for hedge accounting pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The interest rate swap is recorded at its fair value and the changes in fair value are recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid settlements of an interest rate swap of approximately $367,000 and $416,000 for the three months ended October 31, 2014 and 2013, respectively. The Company paid settlements of the interest rate swap of approximately $1,142,000 and $1,278,000 for the nine months ended October 31, 2014 and 2013, respectively.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of $22,829,000 and $2,150,000 during the nine months ended October 31, 2014 and 2013, respectively.

As of October 31, 2014, total unrecognized tax benefits were approximately $1,451,000 and accrued penalties and interest were approximately $453,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $24,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Alternative energy segment inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no material permanent write-down of inventory at October 31, 2014 and January 31, 2014, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory at October 31, 2014 and January 31, 2014 are as follows (amounts in thousands):

	October 31, 2014	January 31, 2014

Ethanol and other finished goods	$2,059	$3,517
Work in process	2,475	3,017
Grain and other raw materials	6,962	12,836
Total	$11,496	$19,370

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

Note 3. Leases

At October 31, 2014, the Company has lease agreements, as landlord, for four owned former retail stores. All of the leases are accounted for as operating leases. We also have a seasonal (temporary) lease agreement, as landlord, for one owned property. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2015	$80
2016	296
2017	253
2018	84
Total	$713

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

Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$—	$—	$323	$323

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$2	$—	$—	$2
Money market mutual fund (1)	120	—	—	120
Investment in cooperative (1)	—	—	289	289
Total assets	$122	$—	$289	$411
Interest rate swap derivative liability	$—	$1,141	$—	$1,141

(1) The money market mutual fund and the investment in cooperative are included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

The following table provides a reconciliation of the activity related to assets (investment in cooperative) measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Balance, January 31, 2014	$289
Current period activity	10
Balance, April 30, 2014	299
Current period activity	12
Balance, July 31, 2014	311
Current period activity	12
Balance, October 31, 2014	$323

Balance, January 31, 2013	$252
Current period activity	—
Balance, April 30, 2013	252
Current period activity	10
Balance, July 31, 2013	262
Current period activity	10
Balance, October 31, 2013	$272

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

There were no assets measured at fair value on a non-recurring basis as of October 31, 2014.

Assets measured at fair value on a non-recurring basis as of January 31, 2014 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)

Property and equipment, net	$—	$—	$521	$55

(1)	Total losses include impairment charges and loss on disposal.

The fair value of the Company’s debt is approximately $33.5 million and $75.1 million at October 31, 2014 and January 31, 2014, respectively. The fair value was estimated with Level 2 inputs using a discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements with companies that have a similar credit risk.

Note 5. Property and Equipment

The components of property and equipment at October 31, 2014 and January 31, 2014 are as follows (amounts in thousands):

	October 31, 2014	January 31, 2014

Land and improvements	$21,234	$21,543
Buildings and improvements	27,868	28,297
Machinery, equipment and fixtures	224,182	223,544
Construction in progress	7,778	693
	281,062	274,077
Less: accumulated depreciation	(83,417)	(71,819)
	$197,645	$202,258

Note 6. Other Assets

The components of other assets at October 31, 2014 and January 31, 2014 are as follows (amounts in thousands):

	October 31, 2014	January 31, 2014

Deferred financing costs, net	$251	$402
Deposits	964	1,014
Real estate taxes refundable	3,658	3,644
Other	958	328
Total	$5,831	$5,388

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at October 31, 2014 and January 31, 2014 are as follows (amounts in thousands):

	October 31, 2014	January 31, 2014

Accrued utility charges	$1,517	$3,745
Accrued income taxes	11,491	—
Accrued payroll and related items	3,758	3,122
Accrued real estate taxes	1,051	2,471
Other	1,694	2,809
Total	$19,511	$12,147
14

Note 8. Long Term Debt and Interest Rate Swap

One Earth Energy Subsidiary Level Debt

During the third quarter of fiscal year 2009, pursuant to the terms of the loan agreement, One Earth converted its construction loan into a term loan. On September 3, 2013, One Earth entered into an amendment of its loan agreement with First National Bank of Omaha (“the Bank”). The amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at a variable interest rate of LIBOR plus 300 basis points (3.2% at October 31, 2014). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending July 8, 2016. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not significantly change requirements regarding financial covenants. Subsequent to September 30, 2014 (the end of One Earth’s third quarter), One Earth made a discretionary accelerated principal payment of $10.0 million; this amount is included in current portion of long term debt in the Consolidated Condensed Balance Sheets. Subsequent to October 31, 2014, One Earth paid off the remaining $14.0 million of outstanding long-term debt and terminated its debt agreement with the Bank.

Borrowings are secured by all of the assets of One Earth. This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. As of October 31, 2014 and January 31, 2014, approximately $24.0 million and $39.1 million, respectively, was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements.

One Earth had a $10.0 million revolving loan facility that was to mature July 31, 2015. Borrowings under this facility bear interest at LIBOR plus 265 basis points. One Earth had no outstanding borrowings on the revolving loan as of October 31, 2014 or January 31, 2014. This facility was cancelled in connection with the termination of the debt agreement with the Bank.

The Company’s proportionate share of restricted net assets related to One Earth was approximately $109.4 million and $86.9 million at October 31, 2014 and January 31, 2014, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of One Earth per the terms of the loan agreement with the Bank.

One Earth entered into a forward interest rate swap in the notional amount of $50.0 million with the Bank. The swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9%. At January 31, 2014, the Company recorded a liability of approximately $1.1 million related to the fair value of the swap. The change in fair value is recorded in the Consolidated Condensed Statements of Operations. The swap matured during the third quarter of fiscal year 2014.

NuGen Energy Subsidiary Level Debt

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan for $55,000,000 and a $10,000,000 annually renewable revolving loan with the Bank. Effective May 31, 2014, NuGen entered into an amendment of its loan agreement with the Bank. The amendment included a refinance amount of $30,000,000 (the remaining balance of the original loan) which bears interest at a variable interest rate of LIBOR plus 300 basis points (3.2% at October 31, 2014). Beginning with the first quarterly payment on August 1, 2014, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 60 month amortization schedule. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year. This amendment did not significantly change requirements regarding financial covenants. Subsequent to October 31, 2014, NuGen paid off the remaining $9.5 million of outstanding long-term debt and terminated its debt agreement with the Bank.

Borrowings are secured by all of the assets of NuGen. This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. As of October 31, 2014 and January 31, 2014, approximately $9.5 million and $36.6 million, respectively, was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement, including debt service coverage ratio requirements and working capital requirements.

NuGen had a $10.0 million revolving loan facility that was to mature May 31, 2015. Borrowings under this facility bear interest at LIBOR plus 275 basis points. NuGen had no outstanding borrowings on the revolving loan as of October 31, 2014 or January 31, 2014. This facility was cancelled in connection with the termination of the debt agreement with the Bank.

The Company’s proportionate share of restricted net assets related to NuGen was approximately $103.4 million and $66.1 million at October 31, 2014 and January 31, 2014, respectively. Restricted net assets may not be paid in the form of dividends or advances to the parent company or other members of NuGen per the terms of the loan agreement with the Bank.

Note 9. Financial Instruments

The Company used an interest rate swap, which expired during the third quarter of fiscal year 2014, to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the entity’s variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.

As the interest rate swap was not designated as a cash flow hedge, the unrealized gain and loss on the derivative is reported in current earnings. The Company reported a gain of $4,000 in the third quarter of fiscal year 2014 and a loss of $23,000 in the third quarter of fiscal year 2013. The Company reported losses of $1,000 and $29,000 in the first nine months of fiscal years 2014 and 2013, respectively.

Note 10. Stock Option Plans

The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options have been granted since fiscal year 2004 and there are no outstanding options at October 31, 2014.

The total intrinsic value of options exercised during the nine months ended October 31, 2014 and 2013 was approximately $4.0 million and $0.5 million, respectively, resulting in tax deductions of approximately $0.8 million and $0.2 million, respectively. The following table summarizes options granted, exercised and canceled or expired during the nine months ended October 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2014	83,330	$12.37
Exercised	(83,330)	$12.37
Outstanding and exercisable at October 31, 2014	—	$—	—	$—

Note 11. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	October 31, 2014			October 31, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$23,202	8,170	$2.84	$8,980	8,140	$1.10
Effect of stock options	—	—		—	39
Diluted income per share from continuing operations attributable to REX common shareholders	$23,202	8,170	$2.84	$8,980	8,179	$1.10
17

	Nine Months Ended			Nine Months Ended
	October 31, 2014			October 31, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$66,848	8,157	$8.19	$17,911	8,154	$2.19
Effect of stock options	—	11		—	43
Diluted income per share from continuing operations attributable to REX common shareholders	$66,848	8,168	$8.18	$17,911	8,197	$2.18

For the nine months ended October 31, 2014 and 2013, and for the three months ended October 31, 2013, all shares subject to outstanding options were dilutive.

Note 12. Investments

The following table summarizes equity method investments at October 31, 2014 and January 31, 2014 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount October 31, 2014	Carrying Amount January 31, 2014

Big River	10%	$39,358	$40,042
Patriot	27%	36,166	31,147
Total Equity Method Investments		$75,524	$71,189

The following table summarizes income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Big River	$4,574	$1,576	$14,353	$4,312
Patriot	4,206	1,755	9,969	5,246
Total	$8,780	$3,331	$24,322	$9,558

Undistributed earnings of Big River and Patriot totaled approximately $37.0 million and $32.6 million at October 31, 2014 and January 31, 2014, respectively. During the first nine months of fiscal years 2014 and 2013, the Company received dividends from equity method investees of approximately $19.9 million and $0.2 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the three and nine months ended October 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended October 31, 2014		Three Months Ended October 31, 2013
	Patriot	Big River	Patriot	Big River

Net sales and revenue	$93,056	$260,908	$98,776	$339,720
Gross profit	17,597	59,426	8,312	30,957
Income from continuing operations	15,843	47,114	6,610	16,235
Net income	15,843	47,114	6,610	16,235

	Nine Months Ended October 31, 2014		Nine Months Ended October 31, 2013
	Patriot	Big River	Patriot	Big River

Net sales and revenue	$252,592	$854,174	$295,250	$970,309
Gross profit	42,626	183,736	24,500	76,639
Income from continuing operations	37,549	147,853	19,761	44,415
Net income	37,549	147,853	19,761	44,415

Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at October 31, 2014 and January 31, 2014 are approximately $448.7 million and $366.2 million, respectively.

Note 13. Income Taxes

The effective tax rate on consolidated pre-tax income from continuing operations was 29.9% and 33.2% for the three months ended October 31, 2014 and 2013, respectively. The effective tax rate on consolidated pre-tax income from continuing operations was 33.5% and 34.4% for the nine months ended October 31, 2014 and 2013, respectively. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit.

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

Unrecognized tax benefits, January 31, 2014	$1,862
Changes for prior years’ tax positions	42
Changes for current year tax positions	—
Unrecognized tax benefits, October 31, 2014	$1,904

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Net sales and revenue	$—	$392	$—	$1,473
Cost of sales	—	146	(8)	341

Income before income taxes	—	471	8	912
Provision for income taxes	—	(184)	(3)	(356)
Income from discontinued operations, net of tax	$—	$287	$5	$556
Gain on disposal	$210	$983	$217	$1,200
Provision for income taxes	(72)	(383)	(81)	(468)
Gain on disposal of discontinued operations, net of tax	$138	$600	$136	$732

Note 15. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

One Earth and NuGen have combined forward purchase contracts for approximately 8.4 million bushels of corn, the principal raw material for their ethanol plants. Approximately 13% of these contracts provide for a fixed purchase price, the purchase price of the remaining 87% of such contracts will be determined subsequent to the end of the third quarter. They expect to take delivery of a majority of the grain through February 2015.

One Earth and NuGen have combined sales commitments for approximately 42.5 million gallons of ethanol, approximately 122,000 tons of distillers grains and approximately 10.2 million pounds of non-food grade corn oil. They expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through March 2015. Approximately 7% of the ethanol contracts and 100% of the distillers grains and non-food grade corn oil contracts provide for a fixed selling price. The selling price of the remaining quantities will be determined subsequent to the end of the third quarter.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales and revenue:
Alternative energy	$138,363	$166,039	$444,323	$519,653
Real estate	91	149	299	348
Total net sales and revenues	$138,454	$166,188	$444,622	$520,001

Segment gross profit (loss):
Alternative energy	$36,506	$18,002	$111,940	$37,918
Real estate	(9)	26	17	6
Total gross profit	$36,497	$18,028	$111,957	$37,924

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Segment profit (loss):
Alternative energy	$41,412	$16,491	$121,797	$34,231
Real estate	(34)	(35)	(63)	(179)
Corporate expense, net	(801)	(604)	(2,319)	(2,010)
Income from continuing operations before income taxes and noncontrolling interests	$40,577	$15,852	$119,415	$32,042
21

	October 31, 2014	January 31, 2014
Assets:
Alternative energy	$416,703	$356,589
Real estate	4,145	4,722
Corporate	49,530	66,557
Total assets	$470,378	$427,868

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

Cash, except for cash held by One Earth and NuGen, is considered to be fungible and available for both corporate and segment use depending on liquidity requirements. Cash of approximately $115.8 million held by One Earth and NuGen will be used by the subsidiaries primarily to fund liquidity requirements, maintain adequate working capital levels and pay dividends.

Note 17. Related-Party Transactions

During the third quarters of fiscal year 2014 and 2013, One Earth purchased approximately $38.9 million and approximately $57.6 million, respectively, of corn from the Alliance Grain Elevator, an equity investor in One Earth. Such purchases totaled approximately $124.1 million and approximately $208.0 million for the nine months ended October 31, 2014 and 2013, respectively.

Note 18. Subsequent Events

Refer to Note 8 for disclosure of debt payments totaling approximately $33.5 million made subsequent to the end of the third quarter of fiscal year 2014 and the resulting termination of One Earth’s and NuGen’s long term debt and revolving debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historically, we were a specialty retailer in the consumer electronics/appliance industry serving small to medium-sized towns and communities. In addition, we have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998 and later ethanol production facilities beginning in 2006.

When we operated retail stores, we offered extended service contracts to our customers which typically provided, inclusive of manufacturers’ warranties, one to five years of warranty coverage. All such service contracts have expired as of January 31, 2014. We recognized the associated deferred income and expenses, including the cost to repair or replace covered products, over the remaining life of the contracts. We have classified as discontinued operations all retail related activities, including those activities associated with extended service plans, in the Consolidated Condensed Statements of Operations for all periods presented. We completed our exit of the retail business as of July 31, 2009. We have owned real estate remaining from our former retail store operations. The real estate segment consists of nine former retail stores.

At October 31, 2014, we had equity investments in four ethanol limited liability companies, two of which we have a majority ownership interest in. We may consider making additional investments in the alternative energy segment in future periods. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	112.2 M	74%	83.0 M
NuGen Energy, LLC	115.0 M	99%	113.9 M
Patriot Holdings, LLC	122.7 M	27%	33.1 M
Big River Resources W Burlington, LLC	109.2 M	10%	10.9 M
Big River Resources Galva, LLC	120.1 M	10%	12.0 M
Big River United Energy, LLC	124.8 M	5%	6.2 M
Big River Resources Boyceville, LLC	57.2 M	10%	5.7 M
Total	761.2 M		264.8 M

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

Future Energy

During fiscal year 2013, we entered into a joint venture with Hytken HPGP LLC to file and defend patents for technology relating to heavy oil and oil sands production methods, and to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60%, and Hytken HPGP owns 40% of the entity named Future Energy, LLC, (“Future Energy”) an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken HPGP. The owner of Hytken HPGP has been retained as a consultant.

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken HPGP. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. We have paid approximately $1,374,000 cumulatively, including $325,000 in fiscal year 2014 for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy were immaterial to the Consolidated Condensed Financial Statements.

Critical Accounting Policies and Estimates

During the three months ended October 31, 2014, we did not change any of our critical accounting policies as disclosed in our 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2014. All other accounting policies used in preparing our interim fiscal year 2014 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2014” means the period February 1, 2014 to January 31, 2015.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three Months and Nine Months Ended October 31, 2014 and 2013

Net sales and revenue in the quarter ended October 31, 2014 were approximately $138.5 million compared to approximately $166.2 million in the prior year’s third quarter, representing a decrease of approximately $27.7 million. Net sales and revenue do not include sales from real estate operations classified as discontinued operations. The decrease was caused by lower sales in our alternative energy segment of approximately $27.7 million as prices for ethanol and dried distillers grains were lower during the current year primarily related to the decline in corn prices. Net sales and revenue from our real estate segment were approximately $0.1 million in both of the third quarters of fiscal year 2014 and fiscal year 2013.

Net sales and revenue for the first nine months of fiscal year 2014 were approximately $444.6 million compared to approximately $520.0 million for the first nine months of fiscal year 2013. This represents a decrease of approximately $75.4 million. The decrease was primarily caused by lower sales in our alternative energy segment of approximately $75.3 million. Net sales and revenue from our real estate segment were approximately $0.3 million in both of the first nine months of fiscal year 2014 and fiscal year 2013.

The following table reflects the approximate percentage of net sales for each major product and service group for the following periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
Product Category	2014	2013	2014	2013
Ethanol	80%	76%	78%	75%
Dried distillers grains	17%	19%	18%	19%
Modified distillers grains	—%	2%	1%	3%
Other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Gross profit for the third quarter of fiscal year 2014 was approximately $36.5 million (26.4% of net sales and revenue) which was approximately $18.5 million higher compared to approximately $18.0 million of gross profit (10.8% of net sales and revenue) for the third quarter of fiscal year 2013. Gross profit for the third quarter of fiscal year 2014 increased by approximately $18.5 million compared to the third quarter of fiscal year 2013 from our alternative energy segment as the crush spread was favorably impacted by lower corn costs during the current year. Gross loss for the third quarter of fiscal year 2014 was approximately $9,000 compared to gross profit of approximately $26,000 for the third quarter of fiscal year 2013 from our real estate segment.

Gross profit for the first nine months of fiscal year 2014 was approximately $112.0 million (25.2% of net sales and revenue) which was approximately $74.0 million higher compared to approximately $37.9 million of gross profit (7.3% of net sales and revenue) for the first nine months of fiscal year 2013. Gross profit for the first nine months of fiscal year 2014 increased by approximately $74.0 million compared to the first nine months of fiscal year 2013 from our alternative energy segment as the crush spread was favorably impacted by lower corn costs during the current year. Gross profit for the first nine months of fiscal year 2014 was approximately $17,000 compared to approximately $6,000 for the first nine months of fiscal year 2013 from our real estate segment.

Selling, general and administrative expenses for the third quarter of fiscal year 2014 were approximately $4.4 million, a decrease of approximately $0.2 million from approximately $4.6 million for the third quarter of fiscal year 2013. The decrease was primarily caused by lower expenses in our alternative energy segment of approximately $0.4 million.

Selling, general and administrative expenses for the first nine months of fiscal year 2014 were approximately $15.4 million, an increase of approximately $2.9 million from approximately $12.5 million for the first nine months of fiscal year 2013. The increase was primarily caused by higher expenses in our alternative energy segment of approximately $2.6 million.

During the third quarters of fiscal years 2014 and 2013, we recognized income of approximately $8.8 million and $3.3 million, respectively, from our equity investments in Big River and Patriot. During the first nine months of fiscal years 2014 and 2013, we recognized income of approximately $24.3 million and $9.6 million, respectively, from these investments. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended October 31, 2014 of approximately 350 million gallons. Patriot has one ethanol production plant which shipped approximately 123 million gallons of ethanol in the trailing 12 months ended October 31, 2014. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to historical results.

Interest and other income was approximately $103,000 and approximately $69,000 for the third quarters of fiscal years 2014 and 2013, respectively. Interest and other income was approximately $243,000 and approximately $158,000 for the first nine months of fiscal years 2014 and 2013, respectively. We expect interest and other income to remain consistent with fiscal year 2013 levels for the remainder of fiscal year 2014.

Interest expense was approximately $0.5 million for the third quarter of fiscal year 2014 compared to approximately $1.0 million for the third quarter of fiscal year 2013, a decrease of approximately $0.5 million. Interest expense was approximately $1.7 million for the first nine months of fiscal year 2014 compared to approximately $3.0 million for the first nine months of fiscal year 2013, a decrease of approximately $1.3 million. The decreases were primarily attributable to the alternative energy segment as scheduled and accelerated principal repayments have reduced our debt levels. The accelerated principal repayments include payments made at our discretion and payments related to excess cash flows required by the loan agreements.

The gain or loss from derivative financial instruments was immaterial in all periods presented. There will not be any gains or losses related to the interest rate swap for the remainder of fiscal year 2014 as the interest rate swap matured during the third quarter of fiscal year 2014.

As a result of the foregoing, income from continuing operations before income taxes was approximately $40.6 million for the third quarter of fiscal year 2014 versus approximately $15.9 million for the third quarter of fiscal year 2013. Income from continuing operations before income taxes was approximately $119.4 million for the first nine months of fiscal year 2014 versus approximately $32.0 million for the first nine months of fiscal year 2013.

Our effective tax rate was 29.9% and 33.2% for the third quarters of fiscal years 2014 and 2013, respectively. Our effective tax rate for the first nine months of fiscal year 2014 was 33.5% compared to 34.4% for the first nine months of fiscal year 2013. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries. We do not provide an income tax provision or benefit for noncontrolling interests.

As a result of the foregoing, income from continuing operations was approximately $28.5 million for the third quarter of fiscal year 2014 versus approximately $10.6 million for the third quarter of fiscal year 2013. Income from continuing operations was approximately $79.4 million for the first nine months of fiscal year 2014 versus approximately $21.0 million for the first nine months of fiscal year 2013.

During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had no income or loss from discontinued operations in the third quarter of fiscal year 2014 compared to income of approximately $287,000 in the third quarter of fiscal year 2013. We had income from discontinued operations, net of tax, of approximately $5,000 for the first nine months of fiscal year 2014 compared to approximately $556,000 for the first nine months of fiscal year 2013. Gain on sale, net of taxes, of approximately $138,000 was recognized for one property classified as discontinued operations during the third quarter of fiscal year 2014, compared to approximately $600,000 during the third quarter of fiscal year 2013. Gain on sale, net of taxes, of approximately $136,000 was recognized for two properties classified as discontinued operations during the first nine months of fiscal year 2014, compared to approximately $732,000 during the first nine months of fiscal year 2013.

Income related to noncontrolling interests was approximately $5.2 million and approximately $1.6 million during the third quarters of fiscal years 2014 and 2013, respectively, and approximately $12.5 million and approximately $3.1 million for the nine months ended October 31, 2014 and 2013, respectively, and represents the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2014 was approximately $23.3 million, an increase of approximately $13.4 million from approximately $9.9 million for the third quarter of fiscal year 2013. Net income attributable to REX common shareholders for the first nine months of fiscal year 2014 was approximately $67.0 million, an increase of approximately $47.8 million from approximately $19.2 million for the first nine months of fiscal year 2013.

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

The following table sets forth, for the periods indicated, sales, gross profit and segment profit by segment (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales and revenue:
Alternative energy	$138,363	$166,039	$444,323	$519,653
Real estate	91	149	299	348
Total net sales and revenues	$138,454	$166,188	$444,622	$520,001

Segment gross profit (loss):
Alternative energy	$36,506	$18,002	$111,940	$37,918
Real estate	(9)	26	17	6
Total gross profit	$36,497	$18,028	$111,957	$37,924

Segment profit (loss):
Alternative energy	$41,412	$16,491	$121,797	$34,231
Real estate	(34)	(35)	(63)	(179)
Corporate expense, net	(801)	(604)	(2,319)	(2,010)
Income from continuing operations before income taxes	$40,577	$15,852	$119,415	$32,042
28

Alternative Energy

The alternative energy segment includes the consolidated financial results of NuGen and One Earth, our equity method investments in ethanol facilities, the income related to those investments and certain administrative expenses. The following table summarizes sales by product group at our consolidated ethanol facilities (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Ethanol	$110,178	$126,290	$347,896	$391,019
Dried distillers grains	23,108	31,895	79,946	95,814
Modified distillers grains	603	2,703	2,884	16,888
Other	4,474	5,151	13,597	15,932
Total	$138,363	$166,039	$444,323	$519,653

The following table summarizes certain operating data at our consolidated ethanol facilities:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Average selling price per gallon of ethanol	$1.89	$2.25	$2.06	$2.32
Gallons of ethanol sold (in millions)	58.4	56.1	168.6	168.5
Average selling price per ton of dried distillers grains	$145.87	$228.00	$181.54	$244.29
Tons of dried distillers grains sold	158,409	139,893	440,386	392,220
Average selling price per ton of modified distillers grains	$41.78	$93.50	$68.19	$117.47
Tons of modified distillers grains sold	14,439	28,909	42,297	143,764
Average cost per bushel of grain	$3.64	$6.24	$4.14	$6.95
Average cost of natural gas (per mmbtu)	$4.69	$4.02	$6.41	$4.24

Segment Results – Third Quarter Fiscal Year 2014 Compared to Third Quarter Fiscal Year 2013

Net sales and revenue decreased approximately $27.7 million from the third quarter of fiscal year 2013 to approximately $138.4 million in the third quarter of fiscal year 2014, primarily a result of lower selling prices for our products in fiscal year 2014 which primarily related to the significant decline in corn prices in fiscal year 2014. Ethanol sales decreased from approximately $126.3 million in the third quarter of fiscal year 2013 to approximately $110.2 million in the third quarter of fiscal year 2014. The average selling price per gallon of ethanol decreased from $2.25 in the third quarter of fiscal year 2013 to $1.89 in the third quarter of fiscal year 2014. Our ethanol sales were based upon approximately 58.4 million gallons in the third quarter of fiscal year 2014 compared to approximately 56.1 million gallons in the third quarter of fiscal year 2013. Dried distillers grains sales decreased from approximately $31.9 million in the third quarter of fiscal year 2013 to approximately $23.1 million in the third quarter of fiscal year 2014. The average selling price per ton of dried distillers grains decreased from $228.00 in the third quarter of fiscal year 2013 to $145.87 in the third quarter of fiscal year 2014. Our dried distillers grains sales were based upon approximately 158,000 tons in the third quarter of fiscal year 2014 compared to approximately 140,000 tons in the third quarter of fiscal year 2013. We expect pricing for dried distillers grains to be negatively affected by the recent Chinese ban of imports. Modified distillers grains sales decreased from approximately $2.7 million in the third quarter of fiscal year 2013 to approximately $0.6 million in the third quarter of fiscal year 2014. The average selling price per ton of modified distillers grains decreased from $93.50 in the third quarter of fiscal year 2013 to $41.78 in the third quarter of fiscal year 2014. Our modified distillers grains sales were based upon approximately 14,000 tons in the third quarter of fiscal year 2014 compared to approximately 29,000 tons in the third quarter of fiscal year 2013. Non-food grade corn oil sales of approximately $4.3 million in the third quarter of fiscal year 2014 were consistent with sales in the third quarter of fiscal year 2013. We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	200 million to 230 million gallons
Dried distillers grains	590,000 to 640,000 tons
Modified distillers grains	40,000 to 70,000 tons
Non-food grade corn oil	45 million to 55 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or above nameplate capacity, which is dependent upon the crush spread realized. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit from these sales was approximately $36.5 million during the third quarter of fiscal year 2014 compared to approximately $18.0 million during the third quarter of fiscal year 2013. The crush spread for the third quarter of fiscal year 2014 was approximately $0.59 per gallon of ethanol sold compared to approximately $0.02 per gallon of ethanol sold for the third quarter of fiscal year 2013. The improved crush spread was partially offset by decreases of approximately 36% and 55% in the price of dried distillers grains and modified distillers grains, respectively. Grain costs decreased approximately $47.7 million (39%) during the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. Grain costs accounted for approximately 74% ($75.7 million) of our cost of sales during the third quarter of fiscal year 2014 compared to approximately 83% ($123.4 million) during the third quarter of fiscal year 2013. Natural gas accounted for approximately 7% ($7.3 million) of our cost of sales during the third quarter of fiscal year 2014 compared to approximately 4% ($6.1 million) during the third quarter of fiscal year 2013. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be favorable or consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market.

Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread. Approximately 1% of our forecasted ethanol, approximately 19% of our forecasted distillers grains and approximately 20% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $47.1 million for the remaining forecasted sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $26.5 million for the remaining forecasted grain purchases.

Selling, general and administrative expenses were approximately $3.5 million in the third quarter of fiscal year 2014, a $0.4 million decrease from approximately $3.9 million in the third quarter of fiscal year 2013. The decrease is primarily a result of lower incentive compensation costs as executive level programs have annual maximum amounts. These annual limitations have been met as of the end of the third quarter. We expect selling, general and administrative expenses to remain consistent with fiscal year 2013 results in future periods, assuming overall corporate profitability remains relatively consistent.

Interest expense decreased from approximately $1.0 million in the third quarter of fiscal year 2013 to approximately $0.5 million in the third quarter of fiscal year 2014. This decrease was primarily a result of reduced debt levels from scheduled and accelerated principal repayments. The accelerated principal repayments include payments made at our discretion and payments related to excess cash flows required by the loan agreements.

We recognized income from equity method investments of approximately $8.8 million in the third quarter of fiscal year 2014 compared to approximately $3.3 million in the third quarter of fiscal year 2013. We recognized approximately $4.6 million of income from Big River in the third quarter of fiscal year 2014 compared to approximately $1.6 million in the third quarter of fiscal year 2013. We recognized approximately $4.2 million of income from Patriot in the third quarter of fiscal year 2014 compared to approximately $1.8 million in the third quarter of fiscal year 2013. In general, Big River and Patriot benefitted from improved crush spreads in fiscal year 2014 compared to fiscal year 2013. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

Gains on derivative financial instruments held by One Earth were approximately $4,000 in the third quarter of fiscal year 2014 compared to a loss of approximately $23,000 in the third quarter of fiscal year 2013. There will not be any gains or losses related to the interest rate swap for the remainder of fiscal year 2014 as the interest rate swap matured during the third quarter of fiscal year 2014.

As a result of the factors discussed above, segment profit increased to approximately $41.4 million in the third quarter of fiscal year 2014 compared to approximately $16.5 million in the third quarter of fiscal year 2013.

Segment Results – Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013

Net sales and revenue decreased approximately $75.3 million from the first nine months of fiscal year 2013 to approximately $444.3 million in the first nine months of fiscal year 2014, primarily a result of lower selling prices for our products in fiscal year 2014 which primarily related to the significant decline in corn prices in fiscal year 2014. Ethanol sales decreased from approximately $391.0 million in the first nine months of fiscal year 2013 to approximately $347.9 million in the first nine months of fiscal year 2014. The average selling price per gallon of ethanol decreased from $2.32 in the first nine months of fiscal year 2013 to $2.06 in the first nine months of fiscal year 2014. Our ethanol sales were based upon approximately 168.6 million gallons in the first nine months of fiscal year 2014 compared to 168.5 million gallons in the first nine months of fiscal year 2013. Dried distillers grains sales decreased from approximately $95.8 million in the first nine months of fiscal year 2013 to approximately $79.9 million in the first nine months of fiscal year 2014. The average selling price per ton of dried distillers grains decreased from $244.29 in the first nine months of fiscal year 2013 to $181.54 in the first nine months of fiscal year 2014. Our dried distillers grains sales were based upon approximately 440,000 tons in the first nine months of fiscal year 2014 compared to approximately 392,000 tons in the first nine months of fiscal year 2013. Modified distillers grains sales decreased from approximately $16.9 million in the first nine months of fiscal year 2013 to approximately $2.9 million in the first nine months of fiscal year 2014. The average selling price per ton of modified distillers grains decreased from approximately $117.47 in the first nine months of fiscal year 2013 to approximately $68.19 in the first nine months of fiscal year 2014. Our modified distillers grains sales were based upon approximately 42,000 tons in the first nine months of fiscal year 2014 compared to approximately 144,000 tons in the first nine months of fiscal year 2013. Non-food grade corn oil sales of approximately $13.0 million in the first nine months of fiscal year 2014 were consistent with sales in the first nine months of fiscal year 2013.

Gross profit from these sales was approximately $111.9 million during the first nine months of fiscal year 2014 compared to approximately $37.9 million during the first nine months of fiscal year 2013. The crush spread for the first nine months of fiscal year 2014 was approximately $0.58 per gallon of ethanol sold compared to approximately $(0.16) per gallon of ethanol sold for the first nine months of fiscal year 2013. The improved crush spread was partially offset by a decrease of approximately 26% and 42% in the price of dried distillers grains and modified distillers grains, respectively. Grain costs decreased approximately $163.6 million (40%) during the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013. Grain costs accounted for approximately 75% ($247.6 million) of our cost of sales during the first nine months of fiscal year 2014 compared to approximately 85% ($411.3 million) during the first nine months of fiscal year 2013. Natural gas accounted for approximately 9% ($29.7 million) of our cost of sales during the first nine months of fiscal year 2014 compared to approximately 4% ($19.4 million) during the first nine months of fiscal year 2013.

Selling, general and administrative expenses were approximately $12.9 million in the first nine months of fiscal year 2014, a $2.6 million increase from approximately $10.3 million in the first nine months of fiscal year 2013. The fluctuation is primarily a result of increases of approximately $2.3 million in incentive compensation related to the higher segment profitability in fiscal year 2014. We expect selling, general and administrative expenses to remain consistent with fiscal year 2013 results in future periods, assuming overall corporate profitability remains relatively consistent.

Interest expense decreased approximately $1.3 million in the first nine months of fiscal year 2014 from the first nine months of fiscal year 2013 to approximately $1.7 million. This decrease was primarily a result of reduced debt levels from scheduled and accelerated principal repayments. The accelerated principal repayments include payments made at our discretion and payments related to excess cash flows required by the loan agreements.

We recognized income from equity method investments of approximately $24.3 million in the first nine months of fiscal year 2014 compared to approximately $9.6 million in the first nine months of fiscal year 2013. We recognized approximately $14.3 million of income from Big River in the first nine months of fiscal year 2014 compared to approximately $4.3 million in the first nine months of fiscal year 2013. We recognized approximately $10.0 million of income from Patriot in the first nine months of fiscal year 2014 compared to approximately $5.2 million in the first nine months of fiscal year 2013. In general, Big River and Patriot benefitted from improved crush spreads in fiscal year 2014 compared to fiscal year 2013. Given the inherent volatility in the factors that affect the crush spread, we cannot predict the likelihood that the trend with respect to income from equity method investments will be comparable in future periods.

Losses on derivative financial instruments held by One Earth were approximately $1,000 in the first nine months of fiscal year 2014 compared to approximately $29,000 in the first nine months of fiscal year 2013. There will not be any gains or losses related to the interest rate swap for the remainder of fiscal year 2014 as the interest rate swap matured during the third quarter of fiscal year 2014.

As a result of the factors discussed above, segment profit increased to approximately $121.8 million in the first nine months of fiscal year 2014 compared to approximately $34.2 million in the first nine months of fiscal year 2013.

Real Estate

The real estate segment includes all owned real estate including those previously used as retail store operations, our real estate leasing activities and certain administrative expenses. It excludes results from discontinued operations.

At October 31, 2014, we have lease agreements, as landlord, for four owned former retail stores (40,000 square feet leased). We also have a seasonal (temporary) lease agreement, as landlord, for one owned property. We have four owned former retail stores (55,000 square feet) that are vacant at October 31, 2014. We are marketing these vacant properties for lease or sale.

Segment Results – Third Quarter Fiscal Year 2014 Compared to Third Quarter Fiscal Year 2013

Net sales and revenue of $91,000 were consistent with the prior year amount of $149,000. We expect lease revenue to remain consistent with fiscal year 2013 amounts in future periods.

Gross loss in the third quarter of fiscal year 2014 was $9,000, which was consistent with the prior year gross profit of $26,000. We expect gross profit or loss for the remainder of fiscal year 2014 to be consistent with fiscal year 2013 amounts.

As a result of the factors discussed above, segment loss was $34,000 in the third quarter of fiscal year 2014, which was consistent with the segment loss in the third quarter of fiscal year 2013.

Segment Results – Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013

Net sales and revenue of $299,000 were consistent with the prior year amount of $348,000.

Gross profit in the first nine months of fiscal year 2014 was $17,000, which was consistent with the prior year amount of $6,000.

As a result of the factors discussed above, segment loss was $63,000 in the first nine months of fiscal year 2014, which was consistent with the segment loss in the first nine months of fiscal year 2013.

Corporate and Other

Corporate and other includes certain administrative expenses of the corporate headquarters, the results of Future Energy operations and interest income not directly allocated to the alternative energy or real estate segments.

Corporate and Other Results –Third Quarter Fiscal Year 2014 Compared to Third Quarter Fiscal Year 2013

Selling, general and administrative expenses were approximately $0.8 million in the third quarter of fiscal year 2014 consistent with the third quarter of fiscal year 2013. We expect selling, general and administrative expenses for the remainder of fiscal year 2014 to be consistent with the current year levels.

Corporate and Other Results –Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013

Selling, general and administrative expenses were approximately $2.3 million in the first nine months of fiscal year 2014 consistent with the first nine months of fiscal year 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $115.1 million for the first nine months of fiscal year 2014, compared to approximately $43.4 million for the first nine months of fiscal year 2013. For the first nine months of fiscal year 2014, cash was provided by net income of approximately $79.5 million, adjusted for non-cash items of approximately $(6.7) million, which consisted of depreciation, impairment charges and amortization, income from equity method investments, gain on disposal of real estate and property and equipment and the deferred income tax provision. Dividends received from our equity method investees were approximately $19.9 million in the first nine months of fiscal year 2014. Settlements on an interest rate swap used cash of approximately $1.1 million. As the interest rate swap expired during the third quarter of fiscal year 2014, there will be no additional settlements. A decrease in the balance of accounts receivable provided cash of approximately $5.9 million, which was primarily a result of the timing of customer shipments and payments and decreases in commodity prices. A decrease in the balance of inventories provided cash of approximately $7.9 million, which was primarily a result of the timing of customer shipments, normal variations in production output and decreases in commodity prices. An increase in the balance of other liabilities provided cash of approximately $7.4 million, primarily a result of an increase in accrued income taxes, associated with the higher levels of profitability in fiscal year 2014. An increase in the balance of accounts payable provided cash of approximately $2.1 million, which was primarily a result of the timing of inventory receipts and vendor payments.

Net cash provided by operating activities was approximately $43.4 million for the first nine months of fiscal year 2013. For the first nine months of fiscal year 2013, cash was provided by net income of approximately $22.3 million, adjusted for non-cash items of approximately $10.3 million, which consisted of depreciation and amortization, income from equity method investments, gain on disposal of real estate and property and equipment, deferred income and the deferred income tax provision. Dividends received from our equity method investees were approximately $0.2 million in the first nine months of fiscal year 2013. A decrease in inventories provided cash of approximately $8.6 million, primarily a result of normal variations in timing of grain received, production and sales levels. A decrease in the balance of derivative financial instruments used cash of approximately $1.2 million, primarily a result of settlements on an interest rate swap. A decrease in other assets provided cash of approximately $1.9 million, primarily a result of refunds of deposits at our ethanol plants. An increase in accounts payable provided cash of approximately $2.6 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in other liabilities used cash of approximately $1.5 million, primarily a result of the scheduled payments of real estate taxes.

At October 31, 2014, working capital was approximately $140.4 million compared to approximately $116.7 million at January 31, 2014. The increase is primarily a result of cash provided by operating activities exceeding our cash used by financing activities (debt service and treasury stock purchases) and investing activities (capital expenditures). The ratio of current assets to current liabilities was 3.8 to 1 at October 31, 2014 and 4.6 to 1 at January 31, 2014.

Cash of approximately $6.7 million was used in investing activities for the first nine months of fiscal year 2014, compared to cash provided of approximately $1.7 million during the first nine months of fiscal year 2013. During the first nine months of fiscal year 2014, we had capital expenditures of approximately $8.1 million, primarily related to improvements at the NuGen and One Earth ethanol plants. We expect to spend between $2.0 million and $3.0 million during the remainder of fiscal year 2014 on various capital projects. During the first nine months of fiscal year 2014, we reduced our restricted cash balance which provided cash of approximately $0.5 million. We received approximately $0.6 million as proceeds from the sale of two real estate properties during the first nine months of fiscal year 2014.

Cash of approximately $1.7 million was provided by investing activities for the first nine months of fiscal year 2013. During the first nine months of fiscal year 2013, we had capital expenditures of approximately $2.2 million, primarily related to improvements at the NuGen ethanol plant. During the first nine months of fiscal year 2013, we received payments of approximately $0.7 million to pay off a loan we made in connection with the sale of real estate. During the first nine months of fiscal year 2013, we used cash of approximately $0.5 million to secure a letter of credit at NuGen. We received approximately $3.4 million as proceeds from the sale of six real estate properties during the first nine months of fiscal year 2013.

Cash used in financing activities totaled approximately $49.2 million for the first nine months of fiscal year 2014 compared to approximately $20.8 million for the first nine months of fiscal year 2013. Cash was used by debt payments of approximately $42.2 million, primarily on One Earth’s and NuGen’s term loans. Included in this amount were scheduled principal payments of $9.0 million and discretionary accelerated principal payments of $33.2 million. Stock option activity generated cash of approximately $1.4 million. We used cash of approximately $8.3 million to purchase approximately 121,000 shares of our common stock in open market transactions.

Cash used in financing activities totaled approximately $20.8 million for the first nine months of fiscal year 2013. Cash was used by debt payments of approximately $18.5 million, primarily on One Earth’s and NuGen’s term loans. We used cash of approximately $3.1 million to purchase approximately 123,000 shares of our common stock in open market transactions. Stock option activity generated cash of approximately $0.8 million.

In September 2007, One Earth entered into a $111,000,000 financing agreement consisting of a construction loan agreement for $100,000,000 together with a $10,000,000 revolving loan and a $1,000,000 letter of credit with First National Bank of Omaha (“the Bank”). The construction loan was converted into a term loan on July 31, 2009. On September 3, 2013, One Earth entered into an amendment of its loan agreement with the Bank. This amendment included a refinance amount of approximately $44,101,000 (the remaining balance of the original loan) which bears interest at LIBOR plus 300 basis points (3.2% at October 31, 2014). Quarterly principal payments of approximately $2.0 million are due beginning January 8, 2014 and ending July 8, 2016. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year or $18 million in the aggregate. This amendment did not significantly change requirements regarding financial covenants. Subsequent to September 30, 2014 (the end of One Earth’s third quarter), One Earth made a discretionary accelerated principal payment of $10 million; this amount is included in current portion of long term debt in the Consolidated Condensed Balance Sheets. Subsequent to October 31, 2014, One Earth paid off the remaining $14.0 million of outstanding long-term debt and terminated its debt agreement with the Bank.

This debt is recourse only to One Earth and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all assets of One Earth. As of October 31, 2014, approximately $24.0 million was outstanding on the term loan. One Earth is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at October 31, 2014 are as follows:

•	Maintain working capital of at least $10 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with One Earth) less total current liabilities. At October 31, 2014, working capital was approximately $57.7 million.

•	Capital expenditures are limited to $5.0 million annually.

For the nine months ended October 31, 2014, capital expenditures were approximately $1.3 million.

•	Maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 to be met annually each December 31.

The fixed charge coverage ratio is computed by dividing adjusted EBITDA (EBITDA less taxes, capital expenditures and distributions paid to members) by scheduled principal and interest payments.

One Earth was in compliance with all covenants, as applicable, at October 31, 2014.

In November 2011, NuGen entered into a $65,000,000 financing agreement consisting of a term loan agreement for $55,000,000 and a $10,000,000 revolving loan with First National Bank of Omaha (“the Bank”). Effective May 31, 2014, NuGen entered into an amendment of its loan agreement with the Bank. The amendment included a refinance amount of $30,000,000 (the remaining balance of the original loan) which bears interest at a variable interest rate of LIBOR plus 300 basis points (3.2% at October 31, 2014). Beginning with the first quarterly payment on August 1, 2014, payments are due in 20 quarterly payments of principal plus accrued interest with the principal portion calculated based on a 60 month amortization schedule. Principal payments equal to 20% of annual excess cash flows are also due. Such payments cannot exceed $6 million in a year. This amendment did not significantly change requirements regarding financial covenants. Subsequent to October 31, 2014, NuGen paid off the remaining $9.5 million of outstanding long-term debt and terminated its debt agreement with the Bank.

This debt is recourse only to NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings are secured by all assets of NuGen. As of October 31, 2014, approximately $9.5 million was outstanding on the term loan. NuGen is also subject to certain financial covenants under the loan agreement. The specific covenant requirements, descriptions and calculated ratios and amounts at October 31, 2014 are as follows:

•	Maintain working capital of at least $10.0 million.

Working capital is defined as total current assets (less investments in or other amounts due from any member, manager, employee or any other person or entity related to or affiliated with NuGen) less total current liabilities. At October 31, 2014, working capital was approximately $53.3 million.

•	Capital expenditures are limited to $11.0 million in fiscal year 2014 and $5.0 million annually thereafter.

For the nine months ended October 31, 2014, capital expenditures were approximately $6.6 million.

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

NuGen was in compliance with all covenants, as applicable, at October 31, 2014.

We believe we have sufficient working capital and credit availability to fund our commitments and to maintain our operations at their current levels for the next twelve months and foreseeable future.

In November 2014, One Earth and NuGen paid off the full amount of their respective long term debt balances as they made accelerated principal payments totaling $17.5 million.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Interest rate risk related to interest income is immaterial. Exposure to interest rate risk results primarily from holding term loans that bear variable interest rates. Specifically, we have approximately $33.5 million outstanding in debt as of October 31, 2014, that is variable-rate. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR plus 300 basis points. A 10% adverse change (for example from 3.0% to 3.3%) in market interest rates would increase our interest cost on such debt by approximately $172,000 over the term of the debt.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At October 31, 2014, One Earth and NuGen combined have purchase commitments for approximately 8.4 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of a majority of the corn through February 2015. At October 31, 2014, One Earth and NuGen have combined sales commitments for approximately 42.5 million gallons of ethanol, approximately 122,000 tons of distillers grains and approximately 10.2 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through March 2015. Approximately 1% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $40.2 million for the remaining forecasted ethanol sales. Approximately 19% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $5.7 million for the remaining forecasted distillers grains sales. Approximately 20% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.2 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $26.5 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

During the quarter ended October 31, 2014, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first nine months of fiscal year 2014, neither One Earth nor NuGen paid dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2014	—	$—	—	280,006
September 1-30, 2014	—	—	—	280,006
October 1-31, 2014	121,200	68.58	121,200	158,806
Total	121,200	$68.58	121,200	158,806

(1)	On August 2, 2012, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At October 31, 2014, a total of 158,806 shares remained available to purchase under this authorization.
40

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board
(Stuart A. Rose)	(Chief Executive Officer)	December 5, 2014

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	December 5, 2014
42