Form 10-K
period 2015-01-31
REX AMERICAN RESOURCES Corp
filed 2015-03-31
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2015	COMMISSION FILE NO. 001-09097

REX AMERICAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1095548 (I.R.S. Employer Identification No.)

7720 Paragon Road, Dayton, Ohio (Address of principal executive offices)	45459 (Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

At the close of business on July 31, 2014 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 1,427,140 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $569,775,056.

There were 7,899,607 shares of the registrant’s Common Stock outstanding as of March 30, 2015.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 2, 2015 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.   Business

Overview

REX was incorporated in Delaware in 1984 as a holding company to succeed to the entire ownership of three affiliated corporations, Rex Radio and Television, Inc., Stereo Town, Inc. and Kelly & Cohen Appliances, Inc., which were formed in 1980, 1981 and 1983, respectively. Our principal offices are located at 7720 Paragon Road, Dayton, Ohio 45459. Our telephone number is (937) 276-3931. Historically, we were a specialty retailer in the consumer electronics and appliance industry serving small to medium-sized towns and communities. In addition, we have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998 and later ethanol production facilities beginning in 2006. Recognizing the change in our business, we changed our corporate name from REX Stores Corporation to REX American Resources Corporation in 2010 as we completed the transition out of the retail business into the ethanol business.

We are currently invested in four ethanol production entities, two of which we have a majority ownership interest in. We may make additional investments in the energy industry during fiscal year 2015.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices (for example, crude and other energy prices can impact ethanol prices), at times ethanol prices may lag movements in corn prices and, in an environment of higher corn prices or lower ethanol prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins.

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

The crush spread realized in fiscal year 2014 was subject to significant volatility. For fiscal year 2014, the average Chicago Board of Trade (“CBOT”) near-month corn price ranged from a low of approximately $3.20 per bushel in September 2014 to a high of approximately $5.17 per bushel in May 2014. Corn prices in general benefitted throughout the year from strong corn harvests in 2013 and 2014. Ethanol prices, likewise, had significant fluctuations ranging from approximately $1.31 per gallon in January 2015 to a high of over $3.00 per gallon in March 2014. Ethanol prices were influenced by many factors throughout the year including rail disruptions, primarily in the early part of fiscal year 2014, falling energy prices late in fiscal year 2014 and over-production of ethanol. The CBOT crush spread during fiscal year 2014 ranged from negative single digits in January 2015 to over $1.00 in March 2014.

Income from continuing operations, net of tax was approximately $86.8 million in fiscal year 2014 compared to approximately $34.0 million in fiscal year 2013. The increase in profitability primarily resulted from higher crush spreads (compared to the prior year) experienced in the ethanol industry for a majority of fiscal year 2014 as the industry benefitted from strong corn harvests in 2013 and 2014. We expect that future operating results, from our consolidated plants, will be based upon combined annual production of between 215 and 240 million gallons of ethanol, which assumes that our consolidated ethanol plants will operate at or above nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the fiscal year 2014 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Through a wholly owned subsidiary REX I.P., LLC, we have entered into a joint venture with Hytken HPGP LLC (“Hytken”)to file and defend patents for eSteam technology relating to heavy oil and oil sands production methods, and to attempt to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC (“Future Energy”), an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken. The owner of Hytken has been retained as a consultant.

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

Ethanol Investments

We have equity investments in four entities as of January 31, 2015. The following table is a summary of our ethanol investments at January 31, 2015 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped

One Earth Energy, LLC	110.6	74%	81.8
NuGen Energy, LLC	115.9	99%	114.7
Patriot Holdings, LLC	126.2	27%	34.1
Big River Resources W Burlington, LLC	108.0	10%	10.8
Big River Resources Galva, LLC	119.0	10%	11.9
Big River United Energy, LLC	124.9	5%	6.2
Big River Resources Boyceville, LLC	57.8	10%	5.8
Total	762.4		265.3

One Earth Energy, LLC

We own 74% of the outstanding membership units of One Earth Energy, LLC, or One Earth. We consolidate One Earth with our financial results. One Earth commenced operations in the second quarter of fiscal year 2009 of its ethanol production facility in Gibson City, Illinois.

NuGen Energy, LLC

We own 99% of the outstanding membership units of NuGen Energy, LLC, or NuGen. We consolidate NuGen, which operates an ethanol producing facility in Marion, South Dakota, with our financial results.

Patriot Holdings, LLC

We own 27% of the outstanding membership units of Patriot Holdings, LLC, or Patriot. We account for the results of Patriot using the equity method of accounting. Patriot commenced production operations in the second quarter of fiscal year 2008. The plant is located in Annawan, Illinois.

Big River Resources, LLC

We own 10% of the outstanding membership units of Big River Resources, LLC, or Big River. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates an ethanol plant in West Burlington, Iowa. Big River completed construction in the second quarter of fiscal year 2009 of its second plant which is located in Galva, Illinois. In August 2009, Big River acquired a 50.5% interest in an ethanol production facility which is located in Dyersville, Iowa. Reflecting REX’s 10% ownership interest in Big River, we have an effective 5% ownership interest in this entity. In December 2011, Big River acquired a 100% interest in an ethanol production facility which is located in Boyceville, Wisconsin. Big River also operates six agricultural elevators with a storage capacity of 15 million bushels. During fiscal year 2013, Big River invested in a zein protein plant, which is under construction.

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

According to the Renewable Fuels Association, or RFA, the United States ethanol industry produced an estimated 14.3 billion gallons of ethanol in 2014. According to the RFA, as of January 2015, the United States ethanol industry has grown to 213 plants (198 operating) in 29 states with an annual nameplate capacity of approximately 15.1 billion gallons (approximately 14.6 billion gallons at operating plants) of ethanol production.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered conventional biofuels which was subject to a renewable fuel standard (“RFS”) of at least 14.4 billion gallons in 2014 and 15.0 billion gallons thereafter. Advanced biofuels include ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuels RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022. The Environmental Protection Agency (“EPA”) proposed reducing the mandates for 2014 to approximately 13.0 billion gallons from conventional biofuels and approximately 2.2 billion gallons from advanced biofuels. The EPA has not finalized the 2014 mandates and plans to offer a proposal for RFS levels for 2014, 2015 and 2016 in the spring of 2015.

Ethanol Production

The plants we have invested in are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, ammonia and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed and recovers a portion of the corn cost not absorbed in ethanol production. During fiscal year 2012, we began generating revenues from the sale of non-food grade corn oil at our One Earth and NuGen facilities. Non-food grade corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Currently, ethanol is blended into approximately 97% of the gasoline sold in the United States, the majority as E-10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The U.S. Environmental Protection Agency approved the use of 15% ethanol in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Despite this, it will take time for this measure to be implemented and is still being met with great resistance.

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

Facilities

At January 31, 2015, we own four former retail store properties that are leased to outside, unrelated parties, and three vacant former retail store properties that we are attempting to either lease or sell. We also own the office building (approximately 7,500 square feet) our corporate headquarters is located in. Our consolidated ethanol entities own a combined 408 acres of land and two facilities with an annual nameplate capacity of 100 million gallons of ethanol each.

Employees

At January 31, 2015, we had 106 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

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

According to the RFA, the ethanol industry has grown from approximately 1.5 billion gallons of annual ethanol production in 1999 to approximately 14.3 billion gallons of annual ethanol production in 2014. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

If cash flow from operations of our ethanol plants is not sufficient to service debt, the plants could fail and we could lose our entire investment.

The ethanol companies we are invested in have or have had varying levels of long term debt. The ability of each company owning the plant to repay borrowings incurred will depend upon the plant’s financial and operating performance. The cash flows and capital resources of an ethanol plant may be insufficient to repay its debt obligations. If a plant cannot service its debt, it may be forced to reduce or delay capital expenditures, sell assets, restructure its indebtedness or seek additional capital. If unable to do so, the value of our investment could decline significantly.

The institutional senior lenders to certain companies which own and operate our ethanol plants hold or have had held liens on the plant’s assets. If a company fails to make its debt service payments, the senior lender will have the right to repossess the plant’s assets in addition to other remedies, which are superior to our rights as an equity investor. Such action could have a material adverse impact on our investment in the ethanol plant.

We operate in a capital intensive industry. Limitations to external financing could adversely affect our financial performance.

We may need to incur additional financing to fund growth of our business or in times of increasing liquidity requirements (such as increases in raw material costs). Any delays in obtaining additional financing, or our inability to do so, could have a material adverse impact on our financial results.

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

Our returns on ethanol investments are highly sensitive to grain prices. Corn is the principal raw material our ethanol plants use to produce ethanol and co-products. As a result, changes in the price of corn can significantly affect our businesses. Rising corn prices result in higher costs of ethanol and co-products. Because ethanol competes with non-corn-based fuels, our ethanol plants may not be able to pass along increased grain costs to our customers. At certain levels, grain prices may make ethanol uneconomical to produce.

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

Fluctuations in the selling price of commodities may reduce profit margins at our ethanol plants. Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply and demand for gasoline and our ethanol plants’ results of operations and financial position may be materially adversely affected if gasoline demand or prices decrease.

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

According to the RFA, domestic ethanol production nameplate capacity is approximately 15.1 billion gallons per year at January 2015. The RFA estimates that, as of January 2015, approximately 100 million gallons per year of additional production capacity is under construction or expansion. The EPA proposed setting the RFS requirement to be satisfied by corn derived ethanol at 13.0 billion gallons for 2014. Excess capacity in the ethanol industry could have an adverse effect on the results of our ethanol operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

Construction costs associated with expansion may increase to levels that would make a new plant too expensive to complete or unprofitable to operate. Additional financing may also be necessary to implement any expansion strategy, which may not be accessible or available on acceptable terms. New and more stringent environmental regulations could increase the operating costs of new plants, which, in turn could discourage us from further expansion.

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

The Energy Independence and Security Act of 2007 (EISA) established RFS II, which modified the renewable fuel standard from prior legislation. EISA increased the amount of renewable fuel required to be blended into gasoline and required a minimum usage of corn derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015. The EPA has the authority to assign the mandated amounts of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II has been a primary factor in the growth of ethanol usage. On April 10, 2013, the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461 to target the repeal of RFS II. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II required volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the United States House of Representatives as H.R. 1959 to permit ethanol produced from natural gas to be used to meet the RFS II mandate. These bills failed to make it out of congressional committees and were not finalized into law. H.R. 21 was introduced on January 6, 2015 to provide for a comprehensive assessment of the scientific and technical research on the implication of the use of mid-level ethanol blends. This bill seeks to eliminate the waiver granted by the EPA to allow E15 fuel in 2001 and newer model cars and trucks. H.R. 434 was introduced on January 21, 2015 which seeks to modify the Clean Air Act by limiting or removing the authority of the EPA to grant waivers for higher blends of ethanol in domestic gasoline supply. This bill also repeals existing waivers already granted by the EPA regarding E15 fuel. H.R. 704 was introduced February 4, 2015 and it is similar to H.R. 21 as it proposes limiting ethanol blends higher than 10% in domestic fuel supply and seeks to repeal the RFS.

Under EISA, the EPA has the authority to waive or modify the mandated RFS II requirements in whole or in part. In order to grant a waiver, the EPA administrator must determine in consultation with the Secretaries of Agriculture and Energy, that one of the following two conditions has been met: i) there is inadequate domestic renewable fuel supply or ii) implementation of the requirement would severely harm the economy or environment of a state, region or the country. During fiscal year 2012, several waiver requests were submitted to the EPA based on drought conditions, which were subsequently denied by the EPA.

The RFS II mandate increased to 14.4 billion gallons of corn derived renewable fuel for 2014 and increases to 15.0 billion gallons in 2015. In November of 2013, the EPA released a proposal that included several approaches for establishing the 2014 standards. The proposal was for approximately 15.2 billion gallons, including approximately 13.0 billion gallons of corn derived renewable fuel. The proposal addresses two constraints of RFS II: i) limitations in the volume of ethanol that can be consumed in gasoline given the practical constraints on the supply of higher ethanol blends to the vehicles that can use them and ii) limitations in the ability of the industry to produce sufficient volumes of qualifying renewable fuel. The EPA has never finalized the RFS for 2014 creating uncertainty for the industry. The EPA plans to offer a proposal for RFS II for 2014, 2015 and 2016 in the spring of 2015. If the EPA reduces the mandate levels for conventional biofuels or grants a waiver in the future, our ethanol business could be adversely affected.

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

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program. We believe our plants are grandfathered at their current operating capacity, but plant expansion will need to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. To expand our plant capacity, we may be required to obtain additional permits, install advanced technology equipment, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a negative impact on our financial performance.

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

Our financial results depend heavily on our ability to operate our ethanol plants profitably. We do not have other lines of business or other sources of revenue to depend upon if we are unable to operate our ethanol plants profitably. Such lack of significant diversification could have a material negative impact on our results of operations, financial position and future cash flows should our ethanol plants operate unprofitably.

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

Certain of the debt agreements for the ethanol plants contain restrictive financial and performance covenants.

Our subsidiaries that operate ethanol plants (“ethanol subsidiaries”) have or have had debt agreements that contain covenants with several financial and performance restrictions. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, the ethanol subsidiary would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If the ethanol subsidiary was unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, the ethanol subsidiary may not be able to pay its debts or borrow sufficient funds to refinance them. In addition, certain lease agreements could also be in default if a default of the debt agreement occurs.

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

The debt agreements for certain of the ethanol plants limit, or otherwise restrict the amount of dividends and other payments the ethanol subsidiaries can transfer to their members.

We are dependent on dividends from our ethanol subsidiaries to generate cash flow. Presently our unconsolidated ethanol subsidiaries have debt agreements that limit payments to members. Therefore, these companies cannot distribute all of the cash they generate to their members. Furthermore, we may not be able to use the excess cash flow from one subsidiary to fund corporate needs or needs of another operating ethanol subsidiary.

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

Rail cars used to transport ethanol may need to be modified or replaced to meet proposed rail safety regulations.

The leased rail cars we use to transport ethanol to market may need to be retrofitted or replaced if proposed regulations are adopted. The proposed regulations call for a phase out within four years of the use of legacy tank cars for transporting ethanol. Adoption of the proposed regulations, which could result in upgrades or replacements of our leased rail cars, would likely have an adverse effect on our operations as rail car lease costs would likely increase. Furthermore, existing rail cars could be out of service for extended periods of time as upgrades are made, which could cause transportation delays of ethanol.

Risks Related to our eSteam investments and operations.

eSteam may not be commercially viable technology.

During fiscal year 2013, we invested in eSteam, a new technology utilizing steam to extract deep heavy oil. Cumulatively, we have spent approximately $1.4 million on this patented but unproven technology. If we cannot demonstrate that the technology is commercially feasible, we may incur additional losses.

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

Operations utilizing our eSteam technology may cause environmental damage.

When operating the eSteam technology, we may cause environmental damage, as we would be injecting water into the ground in order to extract oil. We could be subject to significant penalties and fines if we were to cause environmental damage.

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

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	60	Chairman of the Board and Chief Executive Officer*
Douglas Bruggeman	54	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	65	Secretary*
Zafar Rizvi	65	President and Chief Operating Officer

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol REX.

Fiscal Quarter Ended	High	Low

April 30, 2013	$25.38	$17.12
July 31, 2013	41.00	18.45
October 31, 2013	37.20	26.70
January 31, 2014	49.93	28.22

April 30, 2014	$68.41	$37.33
July 31, 2014	90.69	56.59
October 31, 2014	110.65	55.46
January 31, 2015	76.29	51.63

As of March 30, 2015, there were 89 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We (including our consolidated subsidiaries) currently have no restrictions on the payment of dividends. Certain of our ethanol subsidiaries have restrictions on their ability to pay dividends to members (including REX). One Earth paid dividends to REX of approximately $13.2 million, $4.4 million and $4.1 million during fiscal years 2014, 2013 and 2012, respectively. NuGen paid dividends to REX of approximately $34.8 million and $5.0 million during fiscal years 2014 and 2013, respectively. NuGen paid no dividends to REX in fiscal year 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2014	57,610	$68.19	57,610	101,196
December 1-31, 2014	60,389	$59.09	60,389	540,807
January 1-31, 2015	43,225	$53.87	43,225	497,582
Total	161,224	$60.94	161,224	497,582

(1)	On December 2, 2014, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2015, a total of 497,582 shares remained available to purchase under this authorization.
19

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of selected publicly traded ethanol producers (*) for the period commencing January 31, 2010 and ended January 31, 2015. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2010 and reinvestment of all dividends.

* The peer group is comprised of Pacific Ethanol, Inc. and Green Plains, Inc.

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

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2015	2014	2013	2012	2011

Net sales and revenue (a)	$572,230	$666,045	$656,589	$408,856	$234,715
Net income attributable to noncontrolling interests	$(16,377)	$(5,156)	$(707)	$(5,428)	$(3,673)
Income (loss) from continuing operations attributable to REX common shareholders, net of tax (a)	$86,776	$34,007	$(2,760)	$27,238	$18,643
Net income (loss) attributable to REX common shareholders (b)	$87,337	$35,073	$(2,295)	$28,270	$5,069
Basic income (loss) per share from continuing operations attributable to REX common shareholders (a)	$10.70	$4.18	$(0.33)	$2.99	$1.93
Diluted income (loss) per share from continuing operations attributable to REX common shareholders (a)	$10.69	$4.16	$(0.33)	$2.96	$1.90
Basic net income (loss) per share attributable to REX common shareholders (b)	$10.77	$4.31	$(0.28)	$3.10	$0.53
Diluted net income (loss) per share attributable to REX common shareholders (b)	$10.76	$4.29	$(0.28)	$3.08	$0.52
Total assets	$456,947	$427,868	$405,330	$438,049	$375,722
Long-term debt, net of current maturities	$—	$63,500	$91,306	$108,527	$70,973

a)	Amounts differ from those previously reported as the results of our retail operations and certain of our alternative energy and real estate operations have been reclassified into discontinued operations. See Note 14 of the Notes to the Consolidated Financial Statements for further discussion and analysis of discontinued operations.

b)	The results for the year ended January 31, 2011 include a significant expense for loss on deconsolidation of Levelland Hockley and related impairment charges.

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

At January 31, 2015, we had lease agreements for all or parts of four former retail properties and had three vacant former retail properties. We are marketing the vacant properties to lease or sell. Should our marketing efforts result in additional tenants to whom we lease property, we would expect to execute leases with a term of five to ten years.

We currently have equity investments in four ethanol production entities, two of which we have a majority ownership interest in. We may make additional alternative energy investments during fiscal year 2015.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins.

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

The crush spread realized in fiscal year 2014 was subject to significant volatility. For fiscal year 2014, the average Chicago Board of Trade (“CBOT”) near-month corn price ranged from a low of approximately $3.20 per bushel in September 2014 to a high of approximately $5.17 per bushel in May 2014. Corn prices in general benefitted throughout the year from strong corn harvests in 2013 and 2014. Ethanol prices, likewise, had significant fluctuations ranging from approximately $1.31 per gallon in January 2015 to a high of over $3.00 per gallon in March 2014. Ethanol prices were influenced by many factors throughout the year including rail disruptions, primarily in the early part of fiscal year 2014, falling energy prices late in fiscal year 2014 and over-production of ethanol. The CBOT crush spread during fiscal year 2014 ranged from negative single digits in January 2015 to over $1.00 in March 2014.

Income from continuing operations, net of tax was approximately $86.8 million in fiscal year 2014 compared to approximately $34.0 million in fiscal year 2013. The increase in profitability primarily resulted from higher crush spreads (compared to the prior year) experienced in the ethanol industry for a majority of fiscal year 2014 as the industry benefitted from strong corn harvests in 2013 and 2014. We expect that future operating results from our consolidated plants will be based upon combined annual production of between 215 and 240 million gallons of ethanol, which assumes that our consolidated ethanol plants will operate at or above nameplate capacity. However, due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results being similar to the fiscal year 2014 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Through a wholly owned subsidiary REX I.P., LLC, we have entered into a joint venture with Hytken to file and defend patents for technology relating to heavy oil and oil sands production methods, and to attempt to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC, an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken. The owner of Hytken has been retained as a consultant.

During fiscal year 2013, we agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $1.4 million for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy, LLC were immaterial to the Consolidated Financial Statements.

Ethanol Investments

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We are invested in four entities as of January 31, 2015, utilizing equity investments.

The following table is a summary of our ethanol investments at January 31, 2015 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped

One Earth Energy, LLC	110.6	74%	81.8
NuGen Energy, LLC	115.9	99%	114.7
Patriot Holdings, LLC	126.2	27%	34.1
Big River Resources W Burlington, LLC	108.0	10%	10.8
Big River Resources Galva, LLC	119.0	10%	11.9
Big River United Energy, LLC	124.9	5%	6.2
Big River Resources Boyceville, LLC	57.8	10%	5.8
Total	762.4		265.3
23

Results of Operations

Comparison of Fiscal Years Ended January 31, 2015 and 2014

The following table summarizes selected data from operations at One Earth and NuGen:

	Years Ended January 31,
	2015	2014

Average selling price per gallon of ethanol	$2.00	$2.20
Gallons of ethanol sold (in millions)	226.4	227.2
Average selling price per ton of dried distillers grains	$166.00	$233.27
Tons of dried distillers grains sold	580,304	538,337
Average selling price per pound of non-food grade corn oil	$0.32	$0.38
Pounds of non-food grade corn oil sold (in thousands)	53,930	49,904
Average selling price per ton of modified distillers grains	$63.47	$114.91
Tons of modified distillers grains sold	75,842	165,329
Average cost per bushel of grain	$3.99	$6.27
Average cost of natural gas (per mmbtu)	$6.10	$4.54

Net Sales and Revenue – Net sales and revenue in fiscal year 2014 were approximately $572.2 million, a 14.1% decrease from approximately $666.0 million in fiscal year 2013. Net sales and revenue do not include sales from operations classified as discontinued operations. The following table summarizes sales of our consolidated operations for each product and service group for the periods presented (amounts in thousands):

	Fiscal Year
Product or Service Category	2014	2013	2012

Ethanol	$452,831	$500,203	$495,249
Dried distillers grains	96,328	125,575	114,732
Non-food grade corn oil	16,985	18,788	16,037
Modified distillers grains	4,814	18,998	27,463
Other	1,272	2,481	3,108
Total	$572,230	$666,045	$656,589

Ethanol sales decreased from approximately $500.2 million in the prior year to approximately $452.8 million in the current year. The average selling price per gallon of ethanol decreased from $2.20 in the prior year to $2.00 in the current year. Our ethanol sales were based upon approximately 226.4 million gallons in the current year compared to approximately 227.2 million gallons in the prior year. Our dried distillers grains sales decreased from approximately $125.6 million in the prior year to approximately $96.3 million in the current year. The average selling price per ton of dried distillers grains decreased from $233.27 in the prior year to $166.00 in the current year. Our dried distillers grains sales were based upon approximately 580,000 tons in the current year compared to approximately 538,000 tons in the prior year. Our non-food grade corn oil sales decreased from approximately $18.8 million in the prior year to approximately $17.0 million in the current year. The average selling price per pound of non-food grade corn oil decreased from $0.38 in the prior year to $0.32 in the current year. Our non-food grade corn oil sales were based upon approximately

49.9 million pounds in the prior year compared to 53.9 million pounds in the current year. Our modified distillers grains sales decreased from approximately $19.0 million in the prior year to approximately $4.8 million in the current year. The average selling price per ton of modified distillers grains decreased from $114.91 in the prior year to $63.47 in the current year. Our modified distillers grains sales were based upon approximately 76,000 tons in the current year compared to approximately 165,000 tons in the prior year.

We expect that sales of One Earth and NuGen in future periods will be based upon the following:

Product	Annual Sales Quantity

Ethanol	215 million to 240 million gallons
Dried distillers grains	550,000 to 625,000 tons
Modified distillers grains	60,000 to 90,000 tons
Non-food grade corn oil	40 million to 60 million pounds

This expectation assumes that One Earth and NuGen will continue to operate at or above capacity, which is dependent upon the crush spread realized.

Gross Profit – Gross profit was approximately $141.9 million in fiscal year 2014, or 24.8% of net sales and revenue, versus approximately $64.3 million in fiscal year 2013 or 9.7% of net sales and revenue. This represents an increase of approximately $77.6 million. The crush spread for fiscal year 2014 was approximately $0.59 per gallon of ethanol sold compared to fiscal year 2013 which was approximately $(0.02) per gallon of ethanol sold. Grain accounted for approximately 74% ($320.0 million) of our cost of sales during fiscal year 2014 compared to approximately 84% ($504.1 million) during fiscal year 2013. Natural gas accounted for approximately 9% ($37.9 million) of our cost of sales during fiscal year 2014 compared to approximately 5% ($28.1 million) during fiscal year 2013. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. None of our forecasted ethanol, approximately 18% of our forecasted distillers grains and approximately 13% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues in fiscal year 2015 of approximately $42.8 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from current pricing would result in an increase in annual cost of goods sold in fiscal year 2015 of approximately $31.2 million.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2014 were approximately $19.4 million (3.4% of net sales and revenue), an increase of approximately $1.6 million or 9.0% from approximately $17.8 million (2.7% of net sales and revenue) for fiscal year 2013. A majority of the increase results from increases in incentive compensation associated with the higher levels of profitability in fiscal year 2014 compared to fiscal year 2013.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2014 and 2013, we recognized income of approximately $32.2 million and $17.2 million, respectively, from our equity investments in Big River and Patriot. Big River has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2015 of approximately 348 million gallons. Patriot has one plant which shipped approximately 126 million gallons of ethanol in the trailing 12 months ended January 31, 2015.

Income from Big River was approximately $18.2 million and $8.8 million in fiscal years 2014 and 2013, respectively. Income from Patriot was approximately $14.0 million and $8.4 million in fiscal years 2014 and 2013, respectively. Big River’s and Patriot’s results in the current year were favorably impacted from the increased crush spread experienced in the ethanol industry.

Overall, we expect the trends in crush spread margins described in the “Overview” section to be generally consistent with the operating experience of Big River and Patriot as their results are dependent on the same key drivers (ethanol, corn and natural gas pricing).

Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to the fiscal year 2014 results.

Interest and Other Income – Interest and other income of approximately $0.4 million for fiscal year 2014 was consistent with the fiscal year 2013 amount.

Interest Expense – Interest expense decreased to approximately $2.1 million for fiscal year 2014 from approximately $3.9 million for fiscal year 2013. This decrease was primarily attributable to scheduled and accelerated principal repayments that have reduced our debt levels. As we paid off our long term debt in fiscal year 2014, we do not expect to incur interest expense in fiscal year 2015.

Loss on Disposal of Real Estate and Property and Equipment, net – We recognized losses of approximately $0.2 million in fiscal year 2014, which was primarily the result of certain equipment being disposed of at our consolidated ethanol plants.

Loss on Derivative Financial Instruments – The gain or loss from derivative financial instruments was immaterial in fiscal years 2014 and 2013. As the swap expired in July 2014, we do not expect to incur any future gains or losses.

Income Taxes – Our effective tax rate was 32.5% and 34.6% for fiscal years 2014 and 2013, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. In addition, our effective rate was favorably impacted as state and local taxes decreased from 4.5% to 3.6% primarily as a result of higher deductions for state taxes paid.

Income or Loss from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $103.2 million for fiscal year 2014 versus approximately $39.2 million for fiscal year 2013.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of taxes, of approximately $0.2 million in fiscal year 2014 compared to approximately $0.3 million in fiscal year 2013. Gain on sale, net of taxes, of approximately $0.3 million was recognized for four properties classified as discontinued operations during fiscal year 2014. Eight properties were sold and classified as discontinued operations in fiscal year 2013, resulting in a gain, net of taxes of approximately $0.7 million. We expect income from discontinued operations to be insignificant in future periods.

Noncontrolling Interests– (Income) or loss related to noncontrolling interests was approximately $(16.4) million and $(5.2) million during fiscal years 2014 and 2013, respectively, and represents the owners’ (other than us) share of the (income) or loss of One Earth, NuGen and Future Energy. Noncontrolling interests of One Earth and NuGen were approximately $(16.2) million and $(0.4) million, respectively, during fiscal year 2014. Noncontrolling interests of One Earth and NuGen were approximately $(5.4) million and $(0.2) million, respectively, during fiscal year 2013. The loss related to noncontrolling interests of Future Energy was approximately $0.2 million and $0.4 million during fiscal years 2014 and 2013, respectively.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $87.3 million for fiscal year 2014 compared to $35.1 million for fiscal year 2013.

Comparison of Fiscal Years Ended January 31, 2014 and 2013

The following table summarizes selected operating data from One Earth and NuGen during periods of consolidation:

	Years Ended January 31,
	2014	2013
Average selling price per gallon of ethanol	$2.20	$2.23
Gallons of ethanol sold (in millions)	227.2	222.0
Average selling price per ton of dried distillers grains	$233.27	$235.56
Tons of dried distillers grains sold	538,337	487,070
Average selling price per pound of non-food grade corn oil	$0.38	$0.39
Pounds of non-food grade corn oil sold (in thousands)	49,904	40,896
Average selling price per ton of modified distillers grains	$114.91	$117.89
Tons of modified distillers grains sold	165,329	232,945
Average cost per bushel of grain	$6.27	$7.14
Average cost of natural gas (per mmbtu)	$4.54	$3.75

Net Sales and Revenue – Net sales and revenue in fiscal year 2013 were approximately $666.0 million, a 1.4% increase from approximately $656.6 million in fiscal year 2012. Net sales and revenue do not include sales from operations classified as discontinued operations. Ethanol sales increased from approximately $495.2 million in fiscal year 2012 to approximately $500.2 million in fiscal year 2013. The average selling price per gallon of ethanol decreased from $2.23 in fiscal year 2012 to $2.20 in fiscal year 2013. Our ethanol sales were based upon approximately 227.2 million gallons in fiscal year 2013 compared to approximately 222.0 million gallons in fiscal year 2012. Our dried distillers grains sales increased from approximately $114.7 million in fiscal year 2012 to approximately $125.6 million in fiscal year 2013. The average selling price per ton of dried distillers grains decreased from $235.56 in fiscal year 2012 to $233.27 in fiscal year 2013. Our dried distillers grains sales were based upon approximately 538,000 tons in fiscal year 2013 compared to approximately 487,000 tons in fiscal year 2012. Our non-food grade corn oil sales increased from approximately $16.0 million in fiscal year 2012 to approximately $18.8 million in fiscal year 2013. The average selling price per pound of non-food grade corn oil decreased from $0.39 in fiscal year 2012 to $0.38 in fiscal year 2013. Our non-food grade corn oil sales were based upon approximately 40.9 million pounds in fiscal year 2012 compared to approximately 49.9 million pounds in fiscal year 2013. Our modified distillers grains sales decreased from approximately $27.5 million in fiscal year 2012 to approximately $19.0 million in fiscal year 2013. The average selling price per ton of modified distillers grains decreased from $117.89 in fiscal year 2012 to $114.91 in fiscal year 2013. Our modified distillers grains sales were based upon approximately 165,000 tons in fiscal year 2013 compared to approximately 233,000 tons in fiscal year 2012.

Gross Profit – Gross profit was approximately $64.3 million in fiscal year 2013, or 9.7% of net sales and revenue, versus approximately $13.8 million in fiscal year 2012 or 2.1% of net sales and revenue. This represents an increase of approximately $50.5 million. The crush spread for fiscal year 2013 was approximately $(0.02) per gallon of ethanol sold compared to approximately $(0.27) per gallon of ethanol sold during fiscal year 2012. Grain accounted for approximately 84% ($504.1 million) of our cost of sales during fiscal year 2013 compared to approximately 86% ($554.8 million) during fiscal year 2012. Natural gas accounted for approximately 5% ($28.1 million) of our cost of sales during fiscal year 2013 compared to approximately 4% ($23.5 million) during fiscal year 2012.

Selling, General and Administrative Expenses– Selling, general and administrative expenses for fiscal year 2013 were approximately $17.8 million (2.7% of net sales and revenue), an increase of approximately $5.3 million or 42.2% from approximately $12.5 million (1.9% of net sales and revenue) for fiscal year 2012. The increase is primarily a result of increases in incentive compensation related to the higher profitability in fiscal year 2013 and an increase in the rates for rail car leases.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2013 and 2012, we recognized income of approximately $17.2 million and $0.6 million, respectively, from our equity investments in Big River and Patriot. Income from Big River was approximately $8.8 million and $0.3 million in fiscal years 2013 and 2012, respectively. Income from Patriot was approximately $8.4 million and $0.4 million in fiscal years 2013 and 2012, respectively. Big River’s and Patriot’s results in fiscal year 2013 were favorably impacted from the increased crush spread experienced in the ethanol industry.

Interest and Other Income –Interest and other income of approximately $0.2 million for fiscal year 2013 was consistent with the fiscal year 2012 amount.

Interest Expense – Interest expense decreased to approximately $3.9 million for fiscal year 2013 from approximately $4.8 million for fiscal year 2012. This decrease was primarily a result of scheduled and accelerated principal repayments that have reduced our debt levels.

Loss on Disposal of Real Estate and Property and Equipment, net – We recognized losses of approximately $0.5 million in fiscal year 2012, which was primarily the result of certain equipment being disposed of at one of our ethanol plants.

Losses on Derivative Financial Instruments – We recognized losses of approximately $39,000 and approximately $370,000 during fiscal years 2013 and 2012, respectively, related to forward interest rate swaps that One Earth entered into during fiscal year 2007. In general, declining interest rates have a negative effect on our interest rate swaps as our swaps fixed the interest rate of variable rate debt. As interest rates declined during fiscal years 2013 and 2012, we incurred losses on the interest rate swap.

Income Taxes– Our effective tax rate was 34.6% and 43.0% for fiscal years 2013 and 2012, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. In addition, our effective rate was favorably impacted by approximately 1.5% during fiscal year 2013 as a result of domestic production activities deductions resulting from operations at certain of our ethanol plants.

Income or Loss from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $39.2 million for fiscal year 2013 versus a loss of approximately $2.1 million for fiscal year 2012.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail store and warehouse operations and reclassified all retail related results as discontinued operations. As a result, we had income from discontinued operations, net of taxes, of approximately $0.3 million in fiscal years 2013 and 2012. This income includes the amortization of deferred income related to extended service contracts sold when we operated the former retail segment. Eight properties classified as discontinued operations were sold during fiscal year 2013, resulting in a gain, net of taxes, of approximately $0.7 million. We sold or disposed of six properties classified as discontinued operations in fiscal year 2012; as a result, we had a gain from disposal of discontinued operations, net of taxes, of approximately $0.1 million in fiscal year 2012.

Noncontrolling Interests – (Income) or loss related to noncontrolling interests was approximately $(5.2) million and $(0.7) million during fiscal years 2013 and 2012, respectively, and represents the owners’ (other than us) share of the income or loss of One Earth, NuGen and Future Energy. Noncontrolling interests of One Earth and NuGen were approximately $(5.4) million and $(0.2) million, respectively, during fiscal year 2013. Noncontrolling interests of One Earth and NuGen were approximately $(0.7) million and $25,000, respectively, during fiscal year 2012. The loss related to noncontrolling interests of Future Energy was approximately $0.4 million during fiscal year 2013. As Future Energy was formed during fiscal year 2013, there was no related noncontrolling interests for prior years.

Net Income or Loss Attributable to REX Common Shareholders– As a result of the foregoing, net income attributable to REX common shareholders was approximately $35.1 million for fiscal year 2013 compared to a loss of $2.3 million for fiscal year 2012.

Liquidity and Capital Resources

Our primary sources of cash have been income from operations, dividends from ethanol investments and sales of real estate. Our primary uses of cash have been capital expenditures at our ethanol plants, long term debt repayments and stock repurchases.

Outlook – Our cash balance of approximately $137.7 million includes approximately $54.8 million held by One Earth and NuGen. During fiscal year 2014, One Earth and NuGen paid off and terminated their debt agreements, and are no longer limited with respect to paying dividends. However, we expect that One Earth and NuGen will use a majority of their cash for working capital needs and general corporate purposes. Our equity method ethanol investments have long term debt or credit agreements and we expect these organizations to limit the payment of dividends based upon working capital needs, debt service requirements and the requirements of their respective loan agreements.

We are currently evaluating the cost and regulatory requirements to build a new ethanol plant. Another possible use of our excess cash is to repurchase our common stock. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. Historically, we have not incurred additional borrowings to fund repurchases of our common stock. We also plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

The CBOT average crush spread for the first quarter of calendar year 2015 has been approximately $0.06 compared to approximately $0.55 for calendar year 2014. Based upon this, we expect earnings for the first quarter of fiscal year 2015 to be lower than earnings for the first quarter of fiscal year 2014.

We do not have significant commitments for capital expenditures at January 31, 2015. We expect capital expenditures to be in the range of approximately $3 million to $6 million in fiscal year 2015 and expect to fund such capital expenditures with available cash at our ethanol plant subsidiaries. This could change substantially should we proceed with building a new ethanol plant.

Operating Activities – Net cash provided by operating activities was approximately $137.2 million for fiscal year 2014 compared to approximately $64.4 million in fiscal year 2013. During fiscal year 2014, operating cash flow was provided by net income of approximately $103.7 million including adjustments to net income of approximately $5.6 million, which consist of depreciation and amortization, income from equity method investments, derivative financial instruments, gain on disposal of real estate and property and equipment and the deferred income tax provision. Big River and Patriot paid dividends to REX of approximately $22.9 million during fiscal year 2014 as a result of their financial performance during the current year. Accounts receivable decreased approximately $7.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen and the impact of lower commodity prices during fiscal year 2014. Inventory decreased approximately $1.3 million, primarily a result of the decline in corn costs during fiscal year 2014. Accounts payable increased approximately $2.0 million, primarily a result of the timing of vendor payments. Prepaid expenses and other assets increased approximately $1.9 million, primarily a result of increased payment for refundable real estate taxes. Refundable income taxes increased approximately $2.0 million resulting from tax overpayments in prior years being used to pay the current year liability. Accrued expenses and other liabilities decreased approximately $1.7 million, primarily a result of lower accruals for interest and taxes at January 31, 2015.

Net cash provided by operating activities was approximately $64.4 million for fiscal year 2013. During fiscal year 2013, operating cash flow was provided by net income of approximately $40.2 million including adjustments to net income of approximately $13.4 million, which consist of depreciation and amortization, income from equity method investments, derivative financial instruments, gain on disposal of real estate and property and equipment and the deferred income tax provision. Big River and Patriot paid dividends to REX of approximately $5.8 million during fiscal year 2013. Additionally, refundable income taxes decreased approximately $1.5 million resulting from tax overpayments in prior years being used to pay the current year liability. Accounts receivable increased approximately $4.9 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory decreased approximately $5.5 million, primarily a result of the decline in corn costs during fiscal year 2013. Other liabilities increased approximately $2.6 million, primarily a result of increased accrued incentive compensation expenses associated with the increase in profitability in the fiscal year 2013. Prepaid expenses and other assets increased approximately $1.5 million, primarily a result of increased payment for refundable real estate taxes. Accounts payable increased approximately $1.7 million, primarily a result of inventory receipts and timing of vendor payments.

Investing Activities – Net cash used in investing activities was approximately $7.3 million during fiscal year 2014 compared to cash provided of approximately $6.8 million during fiscal year 2013. Capital expenditures in fiscal year 2014 totaled approximately $9.9 million, the majority of which was for grain and ethanol storage expansion at NuGen’s ethanol plant. Cash of approximately $1.8 million was provided by proceeds from the sale of real estate and property and equipment. We received payments of approximately $0.8 million as refunds or reductions of restricted investments and deposits from governmental agencies.

Net cash provided by investing activities was approximately $6.8 million during fiscal year 2013. Capital expenditures in fiscal year 2013 totaled approximately $3.5 million, the majority of which was for corn oil extraction equipment and other improvements at NuGen’s ethanol plant. Cash of approximately $8.9 million was provided by proceeds from the sale of real estate and property and equipment. We received payments of approximately $0.7 million during fiscal year 2013, to pay off a loan we had in connection with the sale of real estate. We received payments of approximately $1.3 million as refunds or reductions of restricted investments and deposits from governmental agencies.

Financing Activities – Net cash used in financing activities was approximately $97.3 million during fiscal year 2014 compared to approximately $35.2 million for fiscal year 2013. During fiscal year 2014, repayments of debt were approximately $75.7 million. The increase in repayments of debt resulted from accelerated payments on NuGen’s and One Earth’s loans. As the debt had been paid off prior to January 31, 2015, we do not expect to make debt repayments in fiscal year 2015. Stock option exercises in fiscal year 2014 generated cash of approximately $0.9 million. We used cash of approximately $4.9 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. We do not expect such payments to noncontrolling members of One Earth and NuGen to increase significantly in fiscal year 2015. During fiscal year 2014, we purchased approximately 282,000 shares of our common stock for approximately $18.1 million in open market transactions.

Net cash used in financing activities was approximately $35.2 million during fiscal year 2013. During fiscal year 2013, repayments of debt were approximately $31.2 million. The increase in repayments of debt resulted primarily from payments of $11.0 million based on NuGen’s and One Earth’s excess cash flows as required by their loan agreements. In addition, the refinancing of One Earth’s debt in fiscal year 2013 required principal payments on the existing debt of approximately $2.8 million. Stock option exercises in fiscal year 2013 generated cash of approximately $1.1 million. We used cash of approximately $1.6 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. During fiscal year 2013, we purchased approximately 137,000 shares of our common stock for approximately $3.5 million in open market transactions.

At January 31, 2015, we had no debt outstanding as we paid off our debt during fiscal year 2014 and terminated the related agreements.

Based on our forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, non-food grade corn oil and natural gas as well as other assumptions management believes to be reasonable, management believes that cash flow from operating activities together with working capital will be sufficient to meet One Earth’s and NuGen’s respective liquidity needs. However, if a material adverse change in the financial position of One Earth or NuGen should occur, or if actual sales or expenses are substantially different than what has been forecasted, One Earth’s and NuGen’s liquidity, and ability to fund future operating and capital requirements could be negatively impacted.

Including equity method investees, approximately 16.5% of our net assets (including equity method investees) are restricted pursuant to the terms of various loan agreements as of January 31, 2015. Excluding equity method investees, none of our net assets are restricted as of January 31, 2015.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory and leasing rail cars. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect, at January 31, 2015 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Other (a)	$40,447	$9,452	$13,880	$10,186	$6,929

(a)	Amounts represent primarily payments due for rail car usage and grain contracts at One Earth and NuGen. We are not able to determine the likely settlement period for uncertain tax positions, accordingly, approximately $1.7 million of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement for forward basis corn purchase contracts which do not contain a determinable fixed price; accordingly, payments for such contracts have been excluded from the table above.

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

Revenue Recognition – We recognize sales from ethanol, distillers grains and non-food grade corn oil when title transfers to customers, generally upon shipment from our plant or upon loading of the rail car used to transport the products. Shipping and handling charges billed to ethanol, distillers grains and non-food grade corn oil customers are included in net sales and revenue.

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

Inventory – Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide for a permanent write down of inventory, for inventory items that have a cost greater than net realizable value. There was no significant write down of inventory at January 31, 2015 or 2014. Fluctuations in the write down of inventory generally relate to the levels and composition of such inventory at a given point in time. The assumptions we currently use include our estimates of the selling prices of ethanol, distillers grains and non-food grade corn oil.

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

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards and other deferred tax assets. We determined that it is more likely than not that we will be able to generate sufficient taxable income in future years to allow for the full utilization of the federal AMT credit carryforward and other deferred tax assets other than those reserved. In determining the need for a valuation allowance, we have assumed that our ethanol plants will generate future taxable income. We are projecting that the future operations of One Earth and NuGen will be profitable. We are assuming that we will be relatively successful in our real estate marketing efforts. In addition, we have considered the fact that our AMT credit carryforward has an indefinite life. In general, we have used approximately $35.0 million as the assumed average of future years’ pre-tax income. We believe our assumed target level of earnings is reasonable based upon historical experience and expectations of real estate rental income and ethanol plant operating income. In addition, we considered other factors in our assessment. Although during fiscal years 2012, 2010 and 2009 we realized a taxable loss, we generated taxable income in fiscal years 2014, 2013 and 2011 through our ethanol and real estate operations. Furthermore, the taxable loss is attributable, in large part, to accelerated depreciation deductions for income tax purposes. Such deductions are not expected to continue at levels we have seen in the last three years as evidenced by the net deferred tax liability of approximately $39.1 million recorded at January 31, 2015. In addition, we have significant financial resources to deploy in future income producing activities.

A valuation allowance of approximately $1.8 million and approximately $2.0 million was recorded at January 31, 2015 and January 31, 2014, respectively which is primarily for capital loss carryforwards, certain state net operating loss carryforwards and other deferred tax assets. Should estimates of future income differ significantly from our prior estimates, we could be required to make a material change to our deferred tax valuation allowance. The primary assumption used to estimate the valuation allowance has been estimates of future state taxable income. Such estimates can have material variations from year to year based upon expected levels of income from our ethanol plants, leasing income and gains on real estate sales. Factors that could negatively affect future taxable income include adverse changes in the commercial real estate market and the ethanol crush spread. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

As of January 31, 2015, total unrecognized tax benefits were approximately $1.2 million, and accrued penalties and interest were approximately $0.5 million. If we were to prevail on all unrecognized tax benefits recorded, the impact of penalties and interest would benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

Recoverability of Long-Lived Assets – Given the nature of our business, events and changes in circumstances include, but are not limited to, a significant decline in our estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in our estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for real estate assets) or a change in the spread between ethanol and grain prices that would indicate or result in greater than six consecutive months of estimated or actual negative cash flows (for alternative energy assets).

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

For real estate assets, each individual real estate property represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As such, we separately test individual real estate properties for recoverability. Our real estate assets are both income producing and non-income producing asset groups.

For alternative energy assets, each individual ethanol plant represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities. As such, we separately test individual ethanol plants for recoverability. In addition to the general events and changes in circumstances noted above that indicate that an asset group may not be recoverable, we also consider the following events as indicators: the decision to suspend operations at a plant for at least a six month period, or an expected or actual failure to maintain compliance with debt covenants at our ethanol plants. Our alternative energy assets are only income producing asset groups.

New Accounting Pronouncements

Effective February 1, 2014, we were required to adopt Accounting Standard Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 was effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The adoption of ASU 2013-11 did not impact our financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that changes the criteria for reporting a discontinued operation. Under this new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. Expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting are also required. ASU 2014-08 is effective beginning February 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. We have not determined the impact of adopting ASU 2014-08 on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue From Contracts With Customers”. The update requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. We will be required to adopt ASU 2014-09 effective February 1, 2017. We have not determined the impact of adopting ASU 2014-09 on our consolidated financial statements.

There were no other new accounting standards issued during fiscal year 2014 that had or are expected to have a material impact on our financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2015, One Earth and NuGen combined have purchase commitments for approximately 10.0 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn by July 2015.

One Earth and NuGen have combined sales commitments for approximately 50.2 million gallons of ethanol, 126,000 tons of distillers grains and 6.8 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil by April 2015. None of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $34.8 million for the remaining forecasted ethanol sales. Approximately 18% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $6.7 million for the remaining forecasted distillers grains sales. Approximately 13% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.4 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from current pricing would result in an increase in annual cost of goods sold of approximately $31.2 million for the remaining forecasted corn usage. Approximately 26% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from current pricing would result in an increase in annual cost of goods sold of approximately $2.3 million for the remaining forecasted natural gas usage.

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,697	$105,149
Restricted cash	—	500
Accounts receivable	8,794	16,486
Inventory	18,062	19,370
Refundable income taxes	3,019	268
Prepaid expenses and other	5,810	4,891
Deferred taxes - net	2,363	2,146
Total current assets	175,745	148,810
Property and equipment - net	194,447	202,258
Other assets	6,366	5,388
Equity method investments	80,389	71,189
Restricted investments and deposits	—	223
TOTAL ASSETS	$456,947	$427,868

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$—	$12,226
Accounts payable – trade	9,210	6,626
Derivative financial instruments	—	1,141
Accrued expenses and other current liabilities	10,347	12,147
Total current liabilities	19,557	32,140
LONG TERM LIABILITIES:
Long term debt	—	63,500
Deferred taxes	42,768	19,613
Other long term liabilities	1,658	1,862
Total long term liabilities	44,426	84,975
COMMITMENTS AND CONTINGENCIES
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	144,791	144,051
Retained earnings	444,438	357,101
Treasury stock, 21,954 and 21,753 shares, respectively	(239,557)	(222,170)
Total REX shareholders’ equity	349,971	279,281
Noncontrolling interests	42,993	31,472
Total equity	392,964	310,753
TOTAL LIABILITIES AND EQUITY	$456,947	$427,868

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2015	2014	2013

Net sales and revenue	$572,230	$666,045	$656,589
Cost of sales	430,291	601,757	642,787
Gross profit	141,939	64,288	13,802
Selling, general and administrative expenses	(19,422)	(17,846)	(12,546)
Equity in income of unconsolidated ethanol affiliates	32,229	17,175	627
Interest and other income	369	234	204
Interest expense	(2,074)	(3,898)	(4,828)
Loss on disposal of real estate and property and equipment, net	(238)	—	(490)
Loss on derivative financial instruments	(1)	(39)	(370)
Income (loss) from continuing operations before income taxes	152,802	59,914	(3,601)
(Provision) benefit for income taxes	(49,649)	(20,751)	1,548
Income (loss) from continuing operations	103,153	39,163	(2,053)
Income from discontinued operations, net of tax	234	325	329
Gain on disposal of discontinued operations, net of tax	327	741	136
Net income (loss)	103,714	40,229	(1,588)
Net income attributable to noncontrolling interests	(16,377)	(5,156)	(707)
Net income (loss) attributable to REX common shareholders	$87,337	$35,073	$(2,295)

Weighted average shares outstanding – basic	8,109	8,137	8,272
Basic income (loss) per share from continuing operations attributable to REX common shareholders	$10.70	$4.18	$(0.33)
Basic income per share from discontinued operations attributable to REX common shareholders	0.03	0.04	0.04
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	0.04	0.09	0.01
Basic net income (loss) per share attributable to REX common shareholders	$10.77	$4.31	$(0.28)

Weighted average shares outstanding – diluted	8,118	8,180	8,272
Diluted income (loss) per share from continuing operations attributable to REX common shareholders	$10.69	$4.16	$(0.33)
Diluted income per share from discontinued operations attributable to REX common shareholders	0.03	0.04	0.04
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	0.04	0.09	0.01
Diluted net income (loss) per share attributable to REX common shareholders	$10.76	$4.29	$(0.28)
Amounts attributable to REX common shareholders:
Income (loss) from continuing operations, net of tax	$86,776	$34,007	$(2,760)
Income from discontinued operations, net of tax	561	1,066	465
Net income (loss)	$87,337	$35,073	$(2,295)

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2015, 2014 AND 2013

(Amounts in Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at January 31, 2012	29,853	$299	21,523	$(215,105)	$142,994	$324,323	$29,332	$281,843

Net (loss) income						(2,295)	707	(1,588)

Treasury stock acquired			278	(5,445)				(5,445)

Noncontrolling interests distribution and other							(2,108)	(2,108)

Stock options and related tax effects	—	—	(100)	1,000	581	—	—	1,581

Balance at January 31, 2013	29,853	299	21,701	(219,550)	143,575	322,028	27,931	274,283

Net income						35,073	5,156	40,229

Treasury stock acquired			137	(3,486)				(3,486)

Noncontrolling interests distribution and other							(1,615)	(1,615)

Stock options and related tax effects	—	—	(85)	866	476	—	—	1,342

Balance at January 31, 2014	29,853	299	21,753	(222,170)	144,051	357,101	31,472	310,753

Net income						87,337	16,377	103,714

Treasury stock acquired			284	(18,238)				(18,238)

Noncontrolling interests distribution and other							(4,856)	(4,856)

Stock options and related tax effects	—	—	(83)	851	740	—	—	1,591

Balance at January 31, 2015	29,853	$299	21,954	$(239,557)	$144,791	$444,438	$42,993	$392,964

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103,714	$40,229	$(1,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,787	17,284	16,602
Impairment charges on real estate	68	55	562
Income from equity method investments	(32,229)	(17,175)	(627)
Dividends received from equity method investments	22,889	5,804	2,206
Derivative financial instruments	(1,141)	(1,648)	(1,446)
(Gain) loss on disposal of real estate and property and equipment	(275)	(1,015)	357
Deferred income tax	22,473	15,987	(504)
Excess tax benefit from stock option exercises	(441)	(64)	—
Changes in assets and liabilities:
Accounts receivable	7,692	(4,919)	1,217
Inventory	1,308	5,549	5,430
Prepaid expenses and other assets	(1,929)	(1,490)	498
Income taxes refundable	(1,985)	1,480	719
Accounts payable-trade	2,030	1,721	(1,448)
Accrued expenses and other liabilities	(1,745)	2,637	(4,930)
Net cash provided by operating activities	137,216	64,435	17,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,927)	(3,518)	(3,684)
Repayment of note receivable	6	681	—
Proceeds from sale of real estate and property and equipment	1,778	8,876	2,849
Restricted cash	500	(500)	—
Restricted investments and deposits	323	1,293	860
Net cash (used in) provided by investing activities	(7,320)	6,832	25
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt	(75,726)	(31,203)	(16,820)
Stock options exercised	931	1,072	265
Payments to noncontrolling interests holders	(4,856)	(1,638)	(2,085)
Excess tax benefit from stock option exercises	441	64	—
Treasury stock acquired	(18,138)	(3,486)	(4,373)
Net cash used in financing activities	(97,348)	(35,191)	(23,013)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,548	36,076	(5,940)
CASH AND CASH EQUIVALENTS-Beginning of year	105,149	69,073	75,013
CASH AND CASH EQUIVALENTS-End of year	$137,697	$105,149	$69,073
Non cash financing activities-Cashless exercises of stock options	$100	$—	$1,071
Non cash investing activities-Accrued capital expenditures	$804	$250	$—
Non cash financing activities-Accrued noncontrolling interest holders payments	$—	$—	$23
Non cash investing activities- Loan receivable granted in connection with sale of real estate	$475	$—	$—

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of Rex American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2015, the Company owns interests in four ethanol entities – two are consolidated and two are accounted for using the equity method of accounting. The Company operates in one reportable segment, alternative energy. The Company completed the exit of its retail business during fiscal year 2009 and recognized, in discontinued operations, revenue and expense associated with administering extended service policies.

Fiscal Year – All references in these consolidated financial statements to a particular fiscal year are to the Company’s fiscal year ended January 31. For example, “fiscal year 2014” means the period February 1, 2014 to January 31, 2015. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Segments – Beginning in the fourth quarter of fiscal year 2014, the Company has realigned its reportable business segments to be consistent with its management reporting and changes to the nature of ongoing operations. The Company now has one reportable segment, alternative energy. As the Company continues to dispose of assets that were historically reported in its former real estate segment, results of those operations have become insignificant. Prior year amounts have been reclassified to conform to the current year segment reporting. In applying the criteria set forth in ASC 280 “Segment Reporting”, the Company determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plants are aggregated into one reporting segment.

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

Concentrations of Risk –The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents. Four customers accounted for approximately 74%, 82% and 81% of the Company’s net sales and revenue during fiscal years 2014, 2013 and 2012, respectively. At January 31, 2015 and 2014, these customers represented approximately 76% and 91%, respectively, of the Company’s accounts receivable balance. These customers (in fiscal year 2014) were Archer Daniels Midland Company, Biourja Trading, LLC, CHS, Inc. and United Bio Energy, LLC.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and
41

utilities related to producing ethanol and related co-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no significant write-down of inventory at January 31, 2015 or 2014. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory at January 31, 2015, and January 31, 2014 are as follows (amounts in thousands):

	2015	2014

Ethanol and other finished goods	$3,039	$3,517
Work in process	2,609	3,017
Grain and other raw materials	12,414	12,836

Total	$18,062	$19,370

Property and Equipment – Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment. The components of property and equipment at January 31, 2015 and 2014 are as follows (amounts in thousands):

	2015	2014

Land and improvements	$20,844	$21,543
Buildings and improvements	27,069	28,297
Machinery, equipment and fixtures	231,422	223,544
Construction in progress	1,290	693

	280,625	274,077
Less: accumulated depreciation	(86,178)	(71,819)

	$194,447	$202,258

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded impairment charges of $68,000 and $55,000 in fiscal years 2014 and 2013, respectively, all of which is included in discontinued operations in the Consolidated Statements of Operations. The Company recorded an impairment charge of $562,000 in fiscal year 2012, of which $13,000 is included in cost of sales and $549,000 is classified as discontinued operations in the Consolidated Statements of Operations. These impairment charges are primarily related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for real estate asset groups) or a change in the spread between ethanol and grain
42

prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for alternative energy asset groups).

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

For real estate assets, each individual real estate property represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As such, the Company separately tests individual real estate properties for recoverability. Real estate assets include both income producing and non-income producing asset groups.

For alternative energy assets, each individual ethanol plant represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities. As such, the Company separately tests individual ethanol plants for recoverability. In addition to the general events and changes in circumstances noted above that indicate that an asset group may not be recoverable, the Company also considers the following events as indicators: (i) the decision to suspend operations at a plant for at least a six month period; or (ii) an expected or actual failure to maintain compliance with debt covenants at our ethanol plants. Alternative energy assets include only income producing asset groups.

Depreciation expense was approximately $16,387,000, $16,915,000 and $16,081,000 in fiscal years 2014, 2013 and 2012, respectively.

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
43

Revenue Recognition – The Company recognizes sales from the production of ethanol, distillers grains and non-food grade corn oil when title transfers to customers, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. Shipping and handling charges billed to customers are included in net sales and revenue.

Costs of Sales – Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

Selling, General and Administrative Expenses –The Company includes non-production related costs such as professional fees and certain payroll in selling, general and administrative expenses.

Interest Expense – Cash paid for interest in fiscal years 2014, 2013 and 2012 was approximately $2,136,000, $3,492,000 and $4,449,000, respectively.

Financial Instruments – The Company used derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreements were not designated for hedge accounting pursuant to ASC 815. The interest rate swaps were recorded at their fair values and the changes in fair values were recorded as gain or loss on derivative financial instruments in the Consolidated Statements of Operations. The Company paid settlements of interest rate swaps of approximately $1,142,000, $1,687,000 and $1,816,000 in fiscal years 2014, 2013 and 2012, respectively.

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

Stock Compensation – The Company has stock-based compensation plans under which stock options have been granted to directors, officers and key employees at the market price on the date of the grant. No options were granted in the fiscal years ended January 31, 2015, January 31, 2014 or January 31, 2013. The following table summarizes options granted, exercised and canceled or expired during the fiscal year ended January 31, 2015:

	Shares (000’s)	Weighted Average Exercise Price

Outstanding—Beginning of year	84	$12.37
Granted	—	—
Exercised	(84)	12.37
Canceled or expired	—	—

Outstanding and exercisable—End of year	—	$—
44

The total intrinsic value of options exercised in the fiscal years ended January 31, 2015, 2014 and 2013, was approximately $4.0 million, $1.1 million and $1.8 million, respectively, resulting in tax deductions to realize benefits of approximately $0.8 million, $0.4 million and $0.2 million, respectively. At January 31, 2015: (i) there were no outstanding stock options; and (ii) there was no unrecognized compensation cost related to nonvested stock options. See Note 11 for a further discussion of stock options.

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

New Accounting Pronouncements – Effective February 1, 2014, the Company adopted ASU 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 was effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The adoption of ASU 2013-11 did not impact the Company’s financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that changes the criteria for reporting a discontinued operation. Under this new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. Expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting are also required. ASU 2014-08 is effective beginning February 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company has not determined the impact of adopting ASU 2014-08 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue From Contracts With Customers”. The update requires revenue recognition to reflect the transfer of promised goods or
45

services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company will be required to adopt ASU 2014-09 effective February 1, 2017. The Company has not determined the impact of adopting ASU 2014-09 on its consolidated financial statements.

2.	INVESTMENTS AND DEPOSITS

The Company’s equity investments are accounted for under ASC 323 “Investments-Equity Method and Joint Ventures”. The following table summarizes equity method investments at January 31, 2015 and 2014 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount January 31, 2015	Carrying Amount January 31, 2014

Big River Resources, LLC	10%	$40,188	$40,042
Patriot Holdings, LLC	27%	40,201	31,147

Total Equity Method Investments		$80,389	$71,189

The Company invested $20.0 million in Big River, a holding company for several entities, for a 10% ownership interest. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in West Burlington, Iowa. During fiscal year 2014, the plant shipped 108 million gallons of ethanol. The plant has been in operation since 2004. Big River Resources Galva, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in Galva, Illinois. During fiscal year 2014, the plant shipped 119 million gallons of ethanol. The plant has been in operation since 2009. Big River Resources United Energy, LLC, a 50.5% owned subsidiary of Big River, operates an ethanol manufacturing plant in Dyersville, Iowa. During fiscal year 2014, the plant shipped 125 million gallons of ethanol. Big River acquired its interest in this plant in 2009. Big River Resources Boyceville, LLC, a wholly owned subsidiary of Big River operates an ethanol manufacturing plant in Boyceville, Wisconsin. During fiscal year 2014, the plant shipped 58 million gallons of ethanol. Big River acquired its interest in this plant in 2011. The Company recorded income of approximately $18.2 million, $8.8 million and $0.3 million as its share of earnings from Big River during fiscal years 2014, 2013 and 2012, respectively. The Company received dividends of approximately $18.0 million, $1.2 million and $2.2 million from Big River during fiscal years 2014, 2013 and 2012, respectively. At January 31, 2015, the carrying value of the investment in Big River is approximately $40.2 million; the amount of underlying equity in the net assets of Big River is approximately $40.7 million.

The Company invested $17.9 million in Patriot for a 27% ownership interest. Patriot operates an ethanol manufacturing plant in Annawan, Illinois. During fiscal year 2014, the plant shipped 126 million gallons of ethanol. The plant has been in operation since 2008. The Company recorded income of approximately $14.0 million, $8.4 million and $0.4 million as its share of earnings from Patriot during fiscal years 2014, 2013 and 2012, respectively. The Company received dividends of approximately $4.9 million and $4.6 million from Patriot during fiscal years 2014 and 2013, respectively. The Company received no dividends from Patriot during fiscal year 2012. At January 31, 2015, the carrying value of the investment in Patriot is approximately $40.2 million; the amount of underlying equity in the net assets of Patriot is approximately $38.9 million. The excess of the carrying value of the investment over the underlying equity in the net assets is accounted for as goodwill and
46

capitalized interest and is recorded within equity method investments on the accompanying Consolidated Balance Sheets. Capitalized interest is amortized as a basis difference over the life of the asset.

Undistributed earnings of equity method investees totaled approximately $41.9 million and $32.6 million at January 31, 2015 and 2014, respectively.

Summarized financial information for each of the Company’s equity method investees, as of their fiscal year end is presented in the following table (amounts in thousands):

As of December 31, 2014

	Patriot	Big River

Current assets	$56,272	$180,186
Non current assets	158,828	343,182
Total assets	$215,100	$523,368
Current liabilities	$19,205	$57,130
Long-term liabilities	49,542	—
Total liabilities	$68,747	$57,130
Noncontrolling interests	$—	$46,913

As of December 31, 2013

	Patriot	Big River

Current assets	$26,540	$164,278
Non current assets	159,081	348,884
Total assets	$185,621	$513,162
Current liabilities	$16,034	$68,769
Long-term liabilities	57,847	12,503
Total liabilities	$73,881	$81,272
Noncontrolling interests	$—	$45,045

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):
47

Year Ended December 31, 2014

	Patriot	Big River

Net sales and revenue	$331,260	$1,184,505
Gross profit	$59,980	$241,963
Income from continuing operations	$52,875	$187,388
Net income	$52,875	$187,388

Year Ended December 31, 2013

	Patriot	Big River

Net sales and revenue	$377,532	$1,292,120
Gross profit	$37,411	$124,327
Income from continuing operations	$31,518	$90,729
Net income	$31,518	$90,729

Year Ended December 31, 2012

	Patriot	Big River

Net sales and revenue	$365,302	$1,135,956
Gross profit	$7,685	$20,651
Income from continuing operations	$1,320	$2,799
Net income	$1,320	$2,799

Patriot and Big River have debt agreements that limit and restrict amounts the entities can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at January 31, 2015 are approximately $421.9 million. At January 31, 2015, the Company’s proportionate share of restricted net assets of Patriot and Big River combined is approximately $57.7 million.

3.	FAIR VALUE

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
48

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2015 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Investment in Cooperative Asset (1)	$—	$—	$333	$333

Financial assets and liabilities measured at fair value at January 31, 2014 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Cash Equivalents	$2	$—	$—	$2
Money Market Mutual Fund (1)	120	—	—	120
Investment in Cooperative (1)	—	—	289	289
Total Assets	$122	$—	$289	$411

Interest Rate Swap Derivative Liabilities	$—	$1,141	$—	$1,141

(1) The money market mutual fund is included in “Restricted investments and deposits” and the investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.
49

The following table provides a reconciliation of the activity related to assets measured at fair value on a recurring basis using Level 3 inputs (amounts in thousands):

Investment in Cooperative

Balance, January 31, 2013	$252
Fair value adjustment	37
Balance, January 31, 2014	289
Fair value adjustment	44
Balance, January 31, 2015	$333

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

The Company reviews its long-lived assets for impairment on at least an annual basis based on the carrying value of these assets. As a result of vacancies at owned real estate locations, the Company tested certain long-lived assets for impairment using a fair value measurement approach. The fair value measurement approach utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and the implied fair value of these assets using recent sales data of comparable properties, and other subjective assumptions. Upon completion of its impairment analysis, which was performed at various times throughout fiscal year 2014, the Company determined that the carrying value of certain long-lived assets exceeded the fair value of these assets. Accordingly, in fiscal year 2014, the Company recorded long-lived asset impairment charges of approximately $68,000. There were no assets measured at fair value at January 31, 2015 on a non-recurring basis.

Assets measured at fair value at January 31, 2014 on a non-recurring basis are summarized below (amounts in thousands):

	Year Ended January 31, 2014	Level 1	Level 2	Level 3	Total Losses
Property and equipment, net	$521	$—	$—	$521	$55
50

4.	OTHER ASSETS

The components of other noncurrent assets at January 31, 2015 and 2014 are as follows (amounts in thousands):

	January 31,
	2015	2014

Deferred financing costs, net	$—	$402
Deposits	914	1,014
Real estate taxes refundable	4,395	3,644
Other	1,057	328

Total	$6,366	$5,388

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with vendors and governmental authorities involved in the ethanol industry.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities at January 31, 2015 and 2014 are as follows (amounts in thousands):

	January 31,
	2015	2014

Accrued utility charges	$3,085	$3,745
Accrued income taxes	—	615
Accrued payroll and related items	3,798	3,122
Accrued real estate taxes	2,507	2,471
Other	957	2,194

Total	$10,347	$12,147

6.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with ASC 260, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased under the treasury stock method. For fiscal years 2014 and 2013, all shares subject to outstanding options were dilutive.
51

As there was a loss from continuing operations in fiscal year 2012, basic loss per share from continuing operations equals diluted loss per share from continuing operations. For fiscal year 2012, a total of 168,755 shares subject to outstanding options were not included in the common equivalent shares outstanding calculation as the effect from these shares was antidilutive. The following table reconciles the basic and diluted net income per share amounts from continuing operations computations for each year presented for fiscal years 2014 and 2013 (amounts in thousands, except per-share amounts):

	2014
	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$86,776	8,109	$10.70
Effect of stock options		9
Diluted net income per share from continuing operations attributable to REX common shareholders	$86,776	8,118	$10.69

	2013
	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$34,007	8,137	$4.18
Effect of stock options		43
Diluted net income per share from continuing operations attributable to REX common shareholders	$34,007	8,180	$4.16

7.	LEASES

At January 31, 2015, the Company has lease agreements, as landlord, for four owned properties. All of the leases are accounted for as operating leases. The Company recognized lease revenue of approximately $341,000, $420,000 and $422,000 in fiscal years 2014, 2013 and 2012, respectively. As
52

of January 31, 2015, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended	Minimum
January 31,	Rentals

2016	$296
2017	253
2018	115
2019	72
2020	72
Thereafter	329
$1,137

8.	COMMON STOCK

During fiscal years 2014, 2013 and 2012, the Company purchased 283,979 shares, 137,015 shares and 278,369 shares, respectively, of its common stock for approximately $18,238,000, $3,486,000 and $5,445,000, respectively. Included in these amounts are shares the Company received totaling 1,555 and 32,935 for the years ended January 31, 2015, and 2013 respectively, as tenders of the exercise price of stock options exercised by certain officers and directors of the Company. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $100,000 and $1,071,000 for the years ended January 31, 2015 and, 2013, respectively. At January 31, 2015, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 497,582 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31, 2015	January 31, 2014

Authorized shares	45,000	45,000

Issued shares	29,853	29,853

Outstanding shares	7,900	8,100

9.	LONG-TERM DEBT AND INTEREST RATE SWAPS

Long-term debt consisted of notes payable secured by certain land, buildings and equipment. Interest rates ranged from 3.15% to 4.00% in fiscal years 2014 and 2013. During fiscal year 2014, the Company made principal payments of approximately $75.7 million which paid off all amounts due related to long-term debt. During fiscal year 2014, the Company also terminated One Earth’s and
53

NuGen’s long-term debt and revolving debt agreements. The following provides information on rates segregated as fixed or variable and by term:

	January 31, 2014
		Balance
Interest Rates	Maturity	(in thousands)
3.24% - 4.00%	Variable Within five years	$75,726

The fair value of the Company’s long-term debt at January 31, 2014 was approximately $75.1 million. The fair value was estimated using a Level 2 discounted cash flow analysis and the Company’s estimate of market rates of interest for similar loan agreements.

One Earth entered into two forward interest rate swaps in the notional amounts of $50.0 million and $25.0 million with the First National Bank of Omaha. The swap settlements commenced as of July 31, 2009; the $50.0 million swap terminated on July 8, 2014 and the $25.0 million swap terminated on July 31, 2011. The $50.0 million swap fixed a portion of the variable interest rate of the term loan subsequent to the plant completion date at 7.9% while the $25.0 million swap fixed the rate at 5.49%. At January 31, 2014, One Earth recorded a liability of approximately $1.1 million related to the fair value of the remaining swap. The change in fair value is recorded in the Consolidated Statements of Operations.

10.	FINANCIAL INSTRUMENTS

The Company used an interest rate swap to manage its interest rate exposure at One Earth by fixing the interest rate on a portion of the variable rate debt. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. As the interest rate swap terminated on July 8, 2014, there is no related notional or fair value at January 31, 2015. As of January 31, 2014, the notional value of the interest rate swap was approximately $33.4 million. At January 31, 2014, the Company has recorded a liability of approximately $1.1 million related to the fair value of the interest rate swap. The change in fair value was recorded in the Consolidated Statements of Operations. The notional amount and fair value of the derivative, which is not designated as a cash flow hedge at January 31, 2014 is summarized in the table below (amounts in thousands):

	Notional Amount	Fair Value Liability

Interest rate swap	$33,444	$1,141

As the interest rate swap was not designated as a cash flow hedge, the realized and unrealized gains and losses on the derivative instruments is reported in current earnings. The Company reported losses of approximately $1,000, $39,000 and $370,000, in fiscal years 2014, 2013 and 2012, respectively.

Swap settlement payments to the counterparty totaled approximately $1,142,000, $1,687,000 and $1,816,000 in fiscal years 2014, 2013 and 2012, respectively.
54

11.	EMPLOYEE BENEFITS

Stock Option Plans – The Company maintains the REX American Resources Corporation 1995 Omnibus Stock Incentive Plan and the REX American Resources Corporation 1999 Omnibus Stock Incentive Plan (the “Omnibus Plans”). Under the Omnibus Plans, the Company may grant to officers and key employees awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash incentive awards. The Omnibus Plans also provide for yearly grants of non-qualified stock options to directors who are not employees of the Company. The exercise price of each option must be at least 100% of the fair market value of the Company’s common stock on the date of grant. A maximum of 4,500,000 shares of common stock are authorized for issuance under each of the Omnibus Plans. On January 31, 2015, 108,011 and 2,302,425 shares remain available for issuance under the 1995 and 1999 Plans, respectively. No awards under the Omnibus Plans have been awarded since fiscal year 2004 and there are no outstanding awards at January 31, 2015. The following summarizes stock option activity for fiscal years 2014, 2013 and 2012 (amounts in thousands, except per-share amounts):

	2014		2013		2012
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding—Beginning of year	84	$12.37	169	$12.46	269	$13.15
Exercised	(84)	12.37	(85)	12.55	(100)	14.30
Canceled or expired	—	—	—	—	—	—

Outstanding—End of year	—		84	$12.37	169	$12.46

Exercisable—End of year	—		84	$12.37	169	$12.46

12.	COMMITMENTS

One Earth and NuGen have combined forward purchase contracts for approximately 10.0 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the corn through July 2015.

One Earth and NuGen have combined sales commitments for approximately 50.2 million gallons of ethanol, 126,000 tons of distillers grains and 6.8 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and corn oil through April 2015.

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

One Earth has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is paid over 120 equal monthly installments of $36,500. Payments began in February 2009. One Earth paid approximately $438,000 pursuant to the lease in each of fiscal years 2014, 2013 and 2012.

55

One Earth has entered into agreements with unrelated parties for the lease of railcars that will be used to ship ethanol. These leases expire on various dates through May 31, 2022. One Earth pays a monthly lease amount per railcar. One Earth paid approximately $2,572,000, $2,055,000 and $1,723,000 pursuant to the lease in fiscal years 2014, 2013 and 2012, respectively.

One Earth has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of One Earth’s distillers grains production during the term of the contract. The contract called for One Earth to pay a fee per ton of distillers grains for the Distillers Grains Marketer’s services. The term of the agreement expires July 1, 2015 and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth incurred fees of approximately $613,000, $640,000 and $627,000 in fiscal years 2014, 2013 2012, respectively, for these marketing services.

One Earth has a grain origination agreement with Alliance Grain, a minority equity owner, under which it purchased 100% of its grain during fiscal years 2014, 2013 and 2012. One Earth pays to Alliance Grain a certain amount per bushel for procurement fees. The term of the agreement expires October 31, 2015, and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 180 days prior to the expiration of the then current term of the agreement.

NuGen has entered into agreements with unrelated parties for the lease of railcars that will be used to ship ethanol and distillers grains. These leases expire on various dates through September 30, 2022. NuGen pays a monthly lease amount per railcar. NuGen paid approximately $4,452,000, $4,350,000 and $2,714,000 pursuant to the leases in fiscal years 2014, 2013 and 2012, respectively.

NuGen has a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contract, the Distillers Grains Marketer will purchase all of NuGen’s distillers grains production during the term of the contract. The contract requires NuGen to pay the marketer an agreed upon fee as defined in the agreement with a minimum cost per ton. NuGen incurred fees of approximately $577,000 $838,000 and $833,000 in fiscal years 2014, 2013 and 2012, respectively. The termination date of the contract is July 31, 2015.
56

13.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations for fiscal years 2014, 2013 and 2012 consists of the following (amounts in thousands):

	2014	2013	2012
Federal:
Current	$23,452	$2,974	$—
Deferred	20,717	15,402	(1,518)

	44,169	18,376	(1,518)
State and Local:
Current	3,536	2,154	—
Deferred	1,944	221	(30)

	5,480	2,375	(30)
Provision (benefit) for income taxes	$49,649	$20,751	$(1,548)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2015 and 2014 (amounts in thousands):

	January 31,
	2015	2014
Assets:
Accrued liabilities	$664	$331
Stock based compensation	—	185
AMT credit carryforward	4,015	19,751
Alcohol fuels tax credit	—	546
State net operating loss carryforward	1,343	2,833
Other items	624	396
Valuation allowance	(1,752)	(2,017)

Total	4,894	22,025
Liabilities:
Basis in pass through entities, including depreciation	(44,783)	(39,195)
Other	(516)	(297)

Total	(45,299)	(39,492)
Net deferred tax liability	$(40,405)	$(17,467)
57

The Company has approximately $4.0 million and $19.8 million of AMT credit carryforwards as of January 31, 2015 and 2014, respectively. The AMT credit carryforwards can be used to offset future regular income tax liabilities subject to certain limitations. The AMT credit carryforwards have no expiration date. The Company must generate approximately $27 million in future taxable income to fully utilize the AMT credit carryforward.

The Company has state net operating loss carryforwards of approximately $18.0 million, net of the federal benefit, which will begin to expire in fiscal year 2019.

The Company has a valuation allowance of approximately $1,752,000 at January 31, 2015. The Company decreased the valuation allowance by $265,000 in fiscal year 2014 and increased the valuation allowance by $126,000 and $215,000 in fiscal years 2013, and 2012, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits and federal capital loss carryforwards.

The Company paid income taxes of approximately $30,142,000, $3,450,000 and $51,000 in fiscal years 2014, 2013 and 2012, respectively. The Company received refunds of income taxes of approximately $53,000, $38,000 and $1,005,000 in fiscal years 2014, 2013 and 2012, respectively.

The effective income tax rate on consolidated pre-tax income or loss differs from the federal income tax statutory rate for fiscal years 2014, 2013 and 2012 as follows:

	2014	2013	2012

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.6	4.5	5.6
Net change in valuation allowance	(0.2)	0.2	(5.0)
Domestic production activities deduction	(1.1)	(1.5)	—
Uncertain tax positions	—	(0.1)	(1.5)
Noncontrolling interest	(4.0)	(3.4)	6.7
Other	(0.8)	(0.1)	1.8

Total	32.5%	34.6%	42.6%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2011 and prior.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2015, total unrecognized tax benefits were $1,191,000, and accrued penalties and interest were $467,000. If the Company were to prevail on all unrecognized tax benefits recorded, the impact of penalties and interest would benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Years Ended
	January 31,
	2015	2014

Unrecognized tax benefits, beginning of year	$1,862	$2,157
Changes for tax positions for prior years	(204)	(295)
Changes for tax positions for current year	—	—

Unrecognized tax benefits, end of year	$1,658	$1,862

14.	DISCONTINUED OPERATIONS

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, all operations of the Company’s former retail segment, including extended warranty revenues and costs, and certain sold properties have been classified as discontinued operations for all periods presented. Once real estate property has been sold, and no continuing involvement is expected, the Company classifies the results of the operations as discontinued operations. Below is a table reflecting certain items of the Consolidated Statements of Operations that were reclassified as discontinued operations for fiscal years 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Net sales and revenue	$47	$1,512	$3,047

Cost of sales	$(321)	$732	$1,871

Income before income taxes	$368	$538	$512
Provision for income taxes	(134)	(213)	(183)
Income from discontinued operations, net of tax	$234	$325	$329

Gain on disposal before provision for income taxes	$513	$1,226	$211
Provision for income taxes	(186)	(485)	(75)
Gain on disposal of discontinued operations, net of tax	$327	$741	$136

15.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2015 or 2014 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

16.	NET SALES AND REVENUE

The following table summarizes sales at the Company’s consolidated ethanol plants for each product and service group for the periods presented (amounts in thousands):

	Fiscal Year
Product or Service Category	2014	2013	2012
Ethanol	$452,831	$500,203	$495,249
Dried distillers grains	96,328	125,575	114,732
Non-food grade corn oil	16,985	18,788	16,037
Modified distillers grains	4,814	18,998	27,463
Other	1,272	2,481	3,108
Total	$572,230	$666,045	$656,589

The Company’s ethanol and distillers grains marketers make all decisions with regard to where products are marketed. All of the Company’s ethanol and distillers grains are sold in the domestic market.

17.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit, net income and net income per share (basic and diluted) for each quarter during the last two fiscal years. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2014	2014	2014	2015

Net sales and revenue (a)	$155,924	$150,231	$138,424	$127,651
Gross profit (a)	36,636	38,838	36,491	29,974
Net income	24,200	26,718	28,589	24,207
Net income attributable to REX common shareholders	21,742	21,907	23,340	20,348
Basic net income per share attributable to REX common shareholders	$2.68	$2.68	$2.86	$2.55
Diluted net income per share attributable to REX common shareholders	$2.67	$2.68	$2.86	$2.55

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2013	2013	2013	2014

Net sales and revenue (a)	$178,420	$175,385	$166,167	$146,073
Gross profit (a)	9,022	10,897	18,025	26,344
Net income	4,073	6,745	11,478	17,933
Net income attributable to REX common shareholders	3,507	5,825	9,867	15,874
Basic net income per share attributable to REX common shareholders	$0.43	$0.71	$1.21	$1.96
Diluted net income per share attributable to REX common shareholders (b)	$0.43	$0.71	$1.21	$1.95

a)	Amounts differ from those previously reported as a result of retail operations and certain real estate assets sold being reclassified as discontinued operations and other reclassifications.

b)	The total of the quarterly net income per share amounts do not equal the annual net loss or income per share amount due to the impact of varying amounts of shares and options outstanding during the year.

18.	RELATED PARTIES

During fiscal years 2014 and 2013, One Earth and NuGen purchased approximately $164.7 million and $262.4 million, respectively, of corn from minority equity investors.

*   *   *   *   *   *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

REX American Resources Corporation

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of Patriot Holdings, LLC, an equity method investment for which the Company’s equity method investment of $40,201,000 and $31,147,000 as of January 31, 2015 and 2014, respectively, and equity in income of unconsolidated affiliates of $14,038,000, $8,368,000, and $353,000 for the years ended January 31, 2015, 2014, and 2013, respectively, are included in the accompanying consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patriot Holdings, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of REX American Resources Corporation and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, based on our audits when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting, based on our audit.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 31, 2015

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2015, 2014 AND 2013

(Amounts in thousands)

		Additions	Deductions
	Balance Beginning of Year	Charged to Cost and Expenses	Charges for Which Reserves Were Created	Balance End of Year
2015:
Deferred tax valuation allowance	$2,017	$—	$265	$1,752

2014:
Deferred tax valuation allowance	$1,891	$126	$—	$2,017

2013:
Deferred tax valuation allowance	$1,676	$215	$—	$1,891

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2015 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STUART A. ROSE	Chairman of the Board and Chief Executive
Stuart A. Rose	Officer (principal executive officer)	March 31, 2015

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	March 31, 2015
65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
REX American Resources Corporation

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control —

Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2015 of the Company and our report dated March 31, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and referred to the report of other auditors.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 31, 2015

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2015, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2015 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2015 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 2, 2015 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2015 and 2014

Consolidated Statements of Operations for the years ended January 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended January 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2015, 2014 and 2013

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

(a)(3) Exhibits

See Exhibit Index at page 68 of this report.

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

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE	Chairman of the Board
Stuart A. Rose	and Chief Executive Officer
	(principal executive officer)	March 31, 2015

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer (principal financial and accounting officer)	March 31, 2015

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	March 31, 2015

EDWARD M. KRESS
Edward M. Kress	Director	March 31, 2015

ROBERT DAVIDOFF
Robert Davidoff	Director	March 31, 2015

CHARLES A. ELCAN
Charles A. Elcan	Director	March 31, 2015

DAVID S. HARRIS
David S. Harris	Director	March 31, 2015

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	March 31, 2015

LEE FISHER
Lee Fisher	Director	March 31, 2015

J. DENNIS HASTERT
J. Dennis Hastert	Director	March 31, 2015
70

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

	3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K, filed February 1, 2013, File No. 001-09097)

(4)	Instruments defining the rights of security holders, including indentures:

	4 (a)	Construction Loan Agreement dated as of September 20, 2007 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2008, File No. 001-09097)

	4 (b)	First Amendment of Construction Loan Agreement dated September 19, 2008 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

	4(c)	Second Amendment of Construction Loan Agreement dated January 30, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

	4(d)	Third Amendment of Construction Loan Agreement dated September 18, 2009 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(l) to Form 10-K for fiscal year ended January 31, 2010, File No. 001-09097)

	4(e)	Fourth Amendment of Construction Loan Agreement dated June 1, 2010 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended October 31, 2010, File No. 001-09097)

	4(f)	Fifth Amendment of Construction Loan Agreement dated May 31, 2011 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended April 30, 2011, File No. 001-09097)
71

4(g)	Sixth Amendment of Construction Loan Agreement dated May 30, 2012 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2012, File No. 001-09097)

4(h)	Seventh Amendment of Construction Loan Agreement dated March 14, 2013 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(h) to Form 10-K for fiscal year ended January 31, 2013, File No. 001-09097)

4(i)	Eighth Amendment of Construction Loan Agreement dated May 29, 2013 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2013, File No. 001-09097)

4(j)	Ninth Amendment of Construction Loan Agreement dated September 3, 2013 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(b) to Form 10-Q for quarter ended July 31, 2013, File No. 001-09097)

4(k)	Tenth Amendment of Construction Loan Agreement dated July 31, 2014 among One Earth Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 10-Q for quarter ended July 31, 2014, File No. 001-09097)

4(l)	Loan Agreement dated November 1, 2011 among NuGen Energy, LLC, First National Bank of Omaha, as a Bank and as Administrative Agent, Accounts Bank and Collateral Agent, and the other Banks party thereto (incorporated by reference to Exhibit 4(a) to Form 8-K filed November 2, 2011, File No. 001-09097)

4(m)	First Amendment of Loan Agreement dated November 1, 2012 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto (incorporated by reference to Exhibit 4(j) to Form 10-K for fiscal year ended January 31, 2013, File No. 001-09097)

4(n)	Second Amendment of Loan Agreement dated March 13, 2013 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto (incorporated by reference to Exhibit 4(k) to Form 10-K for fiscal year ended January 31, 2013, File No. 001-09097)

4(o)	Third Amendment of Loan Agreement dated May 31, 2013 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto (incorporated by reference to Exhibit 4(c) to Form 10-Q for quarter ended July 31, 2013, File No. 001-09097)
72

	4(p)	Fourth Amendment of Loan Agreement dated January 24, 2014 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto (incorporated by reference to Exhibit 4(o) to Form 10-K for fiscal year ended January 31, 2014, File No. 001-09097)

	4(q)	Fifth Amendment of Loan Agreement dated May 31, 2014 among NuGen Energy, LLC, First National Bank of Omaha, as Agent and a Bank, and the other Banks party thereto (incorporated by reference to Exhibit 4(b) to Form 10-Q for quarter ended July 31, 2014, File No. 001-09097)

(10)	Material contracts:

	10(a)*	Employment Agreement dated November 29, 2005 between Rex Radio and Television, Inc. and Stuart Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 30, 2005, File No. 001-09097)

	10(b)*	Amended and Restated Amendment No. 1 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(b) to Form 8-K filed November 30, 2008, File No. 001-09097)

	10(c)*	Amendment No. 2 to Employment Agreement dated December 10, 2007 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(c) to Form 8-K filed November 30, 2005, File No. 001-09097)

	10(d)*	Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

	10(e)*	Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

	10(f)*	1995 Omnibus Stock Incentive Plan, as amended and restated effective June 2, 1995 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-81706)

	10(g)*	1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended April 30, 2000, File No. 001-09097)

	10(h)*	Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonqualified Stock Option)(incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

	10(i)*	Form of Stock Option Agreement under 1999 Omnibus Stock Incentive Plan (Nonemployee Director Stock Option) (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended October 31, 2004, File No. 001-09097)

	10 (j)	Unit Purchase and Option Agreement dated June 30, 2010 among REX NuGen, LLC and Central Farmers Cooperative (incorporated by reference to
73

Exhibit 10(a) to Form 8-K filed July 16, 2010, File No. 001-09097)

	10 (k)	Unit Purchase Agreement dated July 25, 2011 among REX NuGen, LLC and Central Farmers Cooperative, as extended and amended by letter amendments dated July 26, 2011 and August 29, 2011 (incorporated by reference to Exhibit 10(a) to Form 8-K filed November 2, 2011, File No. 001-09097)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14(a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21(a)	Subsidiaries of registrant_____________________________________________

(23)	Consents of experts and counsel:

	23(a)	Consent of Deloitte & Touche LLP to use its reports dated March 31, 2015 included in this annual report on Form 10-K into registrant’s Registration Statements on Form S-8 (Registration Nos. 33-81706, 33-62645, 333-35118 and 333-69690)__________________

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications______________________________________________

(32)	Section 1350 Certifications:

	32	Certifications______________________________________________

(101)	Interactive Data File

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 7720 Paragon Road, Dayton, Ohio 45459.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

74