Form 10-Q
period 2015-04-30
REX AMERICAN RESOURCES Corp
filed 2015-05-27
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

At the close of business on May 26, 2015 the registrant had 7,870,507 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	April 30,	January 31,
	2015	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$141,886	$137,697
Accounts receivable	9,928	8,794
Inventory	19,566	18,062
Refundable income taxes	843	3,019
Prepaid expenses and other	6,116	5,810
Deferred taxes, net	2,363	2,363
Total current assets	180,702	175,745
Property and equipment, net	190,310	194,447
Other assets	6,155	6,366
Equity method investments	78,200	80,389
Total assets	$455,367	$456,947

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$6,778	$9,210
Accrued expenses and other current liabilities	6,746	10,347
Total current liabilities	13,524	19,557
Long-term liabilities:
Deferred taxes	42,768	42,768
Other long-term liabilities	1,672	1,658
Total long-term liabilities	44,440	44,426
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	144,791	144,791
Retained earnings	448,365	444,438
Treasury stock	(239,557)	(239,557)
Total REX shareholders’ equity	353,898	349,971
Noncontrolling interests	43,505	42,993
Total equity	397,403	392,964
Total liabilities and equity	$455,367	$456,947

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended
	April 30,
	2015	2014

Net sales and revenue	$105,197	$155,924
Cost of sales	96,070	119,289
Gross profit	9,127	36,635
Selling, general and administrative expenses	(4,453)	(6,171)
Equity in income of unconsolidated affiliates	1,480	8,297
Gain on disposal of property and equipment, net	483	—
Interest and other income	218	48
Interest expense	—	(692)
Income from continuing operations before income taxes	6,855	38,117
Provision for income taxes	(2,416)	(13,920)
Income from continuing operations	4,439	24,197
Income from discontinued operations, net of tax	—	3
Net income	4,439	24,200
Net income attributable to noncontrolling interests	(512)	(2,458)
Net income attributable to REX common shareholders	$3,927	$21,742

Weighted average shares outstanding – basic	7,900	8,117

Basic income per share from continuing operations attributable to REX common shareholders	$0.50	$2.68
Basic income per share from discontinued operations attributable to REX common shareholders	—	—
Basic net income per share attributable to REX common shareholders	$0.50	$2.68

Weighted average shares outstanding – diluted	7,900	8,149

Diluted income per share from continuing operations attributable to REX common shareholders	$0.50	$2.67
Diluted income per share from discontinued operations attributable to REX common shareholders	—	—
Diluted net income per share attributable to REX common shareholders	$0.50	$2.67

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$3,927	$21,739
Income from discontinued operations, net of tax	—	3
Net income	$3,927	$21,742

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Three Months Ended April 30,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$4,439	$24,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, impairment charges and amortization	4,956	4,187
Income from equity method investments	(1,480)	(8,297)
(Gain) loss on disposal of property and equipment, net	(483)	5
Dividends received from equity method investees	3,634	5,012
Derivative financial instruments	—	(394)
Deferred income tax	—	5,339
Excess tax benefit from stock option exercises	—	(241)
Changes in assets and liabilities:
Accounts receivable	(1,133)	(406)
Inventories	(1,504)	177
Other assets	2,075	(1,020)
Accounts payable, trade	(1,629)	580
Other liabilities	(3,587)	(2,320)
Net cash provided by operating activities	5,288	26,822
Cash flows from investing activities:
Capital expenditures	(2,507)	(547)
Other	6	500
Proceeds from sale of property and equipment, net	1,402	30
Net cash used in investing activities	(1,099)	(17)
Cash flows from financing activities:
Payments of long-term debt	—	(7,476)
Stock options exercised	—	930
Excess tax benefit from stock option exercises	—	241
Net cash used in financing activities	—	(6,305)
Net increase in cash and cash equivalents	4,189	20,500
Cash and cash equivalents, beginning of period	137,697	105,149
Cash and cash equivalents, end of period	$141,886	$125,649

Non cash investing activities – Accrued capital expenditures	$—	$250

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2015

Note 1. Consolidated Condensed Financial Statements

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2015 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015 (fiscal year 2014). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX American Resources Corporation and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month.

Nature of Operations – The Company operates in one reportable segment, alternative energy, and has equity investments in four ethanol limited liability companies, two of which are majority ownership interests.

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2014 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes sales from the production of ethanol, distillers grains and non-food grade corn oil when title transfers to customers, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. Shipping and handling charges billed to customers are included in net sales and revenue.

Cost of Sales

Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant management, certain compensation costs, and general facility overhead charges.

Selling, General and Administrative Expenses

The Company includes non-production related costs such as professional fees, selling charges and certain payroll in selling, general and administrative expenses.

Interest Expense

No interest was paid for the three months ended April 30, 2015. Interest paid for the three months ended April 30, 2014 was approximately $820,000.

Financial Instruments

The Company used derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreement was not designated for hedge accounting pursuant to Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”). The interest rate swap, which terminated on July 8, 2014, was recorded at its fair value and the changes in fair value were recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statements of Operations. The Company paid no settlements of interest rate swaps during the three months ended April 30, 2015. The Company paid settlements of interest rate swaps of approximately $398,000 during the three months ended April 30, 2014.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the three months ended April 30, 2015 and paid income taxes of approximately $10,050,000 during the three months ended April 30, 2014.

As of April 30, 2015, total unrecognized tax benefits were approximately $1,191,000 and accrued penalties and interest were approximately $481,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $24,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no permanent write-down of inventory at April 30, 2015 and January 31, 2015, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows for the periods presented (amounts in thousands):

	April 30, 2015	January 31, 2015

Ethanol and other finished goods	$4,402	$3,039
Work in process	2,420	2,609
Grain and other raw materials	12,744	12,414
Total	$19,566	$18,062

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were approximately $125,000 and $68,000 of impairment charges in the first quarters of fiscal years 2015 and 2014, respectively. Fiscal year 2015 impairment charges are included in cost of sales while fiscal year 2014 impairment charges are included in discontinued operations in the Consolidated Condensed Statements of Operations. These impairment charges are related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for real estate asset groups) or a change in the spread between ethanol and grain prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for alternative energy asset groups).

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

For alternative energy reportable assets, each individual ethanol plant represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities. As such, the Company separately tests individual ethanol plants for recoverability. In addition to the general events and changes in circumstances noted above that indicate that an asset group may not be recoverable, the Company also considers the following events as indicators: (i) the decision to suspend operations at a plant for at least a six month period and/or (ii) an expected or actual failure to maintain compliance with debt covenants. Alternative energy assets include only income producing asset groups.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investments in Big River Resources, LLC (“Big River”) and Patriot Holdings, LLC (“Patriot”) using the equity method of accounting and includes the results of these entities on a delayed basis of one month as they have a fiscal year end of December 31.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in the Consolidated Condensed Statements of Operations and a new cost basis in the investment is established.

Comprehensive Income

The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Accounting Changes and Recently Issued Accounting Standards

The Company will be required to adopt the amended guidance in Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board has proposed deferral of required adoption of the amended guidance by one year, from February 1, 2017 to February 1, 2018. Early application beginning February 1, 2017 would be permitted. The Company has not yet selected a transition method nor has it determined the effect of the updated standard on its consolidated financial statements and related disclosures.

Effective February 1, 2015, the Company was required to adopt Accounting Standard Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Under this new guidance, only disposals of a component that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results are to be classified as a discontinued operation. The adoption of ASU 2014-08 resulted in the Company classifying sales of individual real estate properties as continuing operations instead of discontinued operations as the sale of individual properties does not represent a strategic shift for the Company.

Note 3. Leases

At April 30, 2015, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2016	$5,532
2017	7,340
2018	6,575
2019	5,845
2020	4,341
Thereafter	6,956
Total	$36,589

Note 4. Fair Value

The Company applies ASC 820, “Fair Value Measurements and Disclosures”, (“ASC 820”) which provides a framework for measuring fair value under GAAP. This accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries an investment in cooperative at fair value.

The fair values of property and equipment, as applicable, are determined by using various models that discount future expected cash flows. Estimation risk is greater for vacant properties as the probability of expected cash flows from the use of vacant properties is difficult to predict.

Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2015 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$—	$—	$333	$333

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2015 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$—	$—	$333	$333

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

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

Assets measured at fair value on a non-recurring basis as of April 30, 2015 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Losses (1)

Property and equipment, net	$—	$—	$522	$216

(1)	Total losses include impairment charges and loss on disposal.

There were no assets measured at fair value on a non-recurring basis at January 31, 2015.

Note 5. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2015	January 31, 2015

Land and improvements	$20,401	$20,844
Buildings and improvements	26,037	27,069
Machinery, equipment and fixtures	233,385	231,422
Construction in progress	884	1,290
	280,707	280,625
Less: accumulated depreciation	(90,397)	(86,178)

	$190,310	$194,447

Note 6. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	April 30, 2015	January 31, 2015

Deposits	$914	$914
Real estate taxes refundable	4,395	4,395
Other	846	1,057
Total	$6,155	$6,366

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2015	January 31, 2015

Accrued utility charges	$2,296	$3,085
Accrued payroll and related items	847	3,798
Accrued real estate taxes	2,631	2,507
Other	972	957
Total	$6,746	$10,347
13

Note 8. Revolving Lines of Credit

Effective April 1, 2015, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2016. Any borrowings will be secured by inventory and accounts receivable of One Earth or NuGen. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at LIBOR plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans as of April 30, 2015. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements.

Note 9. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended April 30, 2015			Three Months Ended April 30, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$3,927	7,900	$0.50	$21,739	8,117	$2.68
Effect of stock options	—	—		—	32
Diluted income per share from continuing operations attributable to REX common shareholders	$3,927	7,900	$0.50	$21,739	8,149	$2.67

For the three months ended April 30, 2015, there were no shares subject to outstanding options. For the three months ended April 30, 2014, all shares subject to outstanding options were dilutive.

Note 10. Investments

The following table summarizes equity method investments at April 30, 2015 and January 31, 2015 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2015	Carrying Amount January 31, 2015

Big River	10%	$41,195	$40,188
Patriot	27%	37,005	40,201
Total Equity Method Investments		$78,200	$80,389
14

The following table summarizes income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2015	2014

Big River	$1,007	$5,059
Patriot	473	3,238
Total	$1,480	$8,297

Undistributed earnings of Big River and Patriot totaled approximately $39.8 million and $41.9 million at April 30, 2015 and January 31, 2015, respectively. During the first quarters of fiscal years 2015 and 2014, the Company received dividends from equity method investees of approximately $3.6 million and $5.0 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30, 2015		Three Months Ended April 30, 2014

	Patriot	Big River	Patriot	Big River

Net sales and revenue	$63,239	$184,806	$80,409	$280,423
Gross profit	3,818	10,805	13,785	83,833
Income from continuing operations	1,779	10,377	12,195	52,121
Net income	1,779	10,377	12,195	52,121

Patriot and Big River have debt agreements that limit and restrict amounts the companies can pay in the form of dividends or advances to owners. The restricted net assets of Patriot and Big River combined at April 30, 2015 and January 31, 2015 are approximately $429.7 million and $421.9 million, respectively.

See Note 16 for a discussion of a merger agreement involving Patriot.

Note 11. Income Taxes

The effective tax rate on consolidated pre-tax income from continuing operations was 35.2% for the three months ended April 30, 2015, and 36.5% for the three months ended April 30, 2014. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries as noncontrolling interests are presented in the Consolidated Condensed Statements of Operations after the income tax provision or benefit. Net income attributable to noncontrolling interests was a higher percentage of income from continuing operations before income taxes in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014.

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2011 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

Unrecognized tax benefits, January 31, 2015	$1,658
Changes for prior years’ tax positions	14
Changes for current year tax positions	—
Unrecognized tax benefits, April 30, 2015	$1,672

Note 12. Discontinued Operations

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, certain of the Company’s former retail operations and certain sold properties had been classified as discontinued operations prior to the adoption of ASU 2014-08 effective February 1, 2015. Below is a table reflecting certain items of the Consolidated Condensed Statements of Operations that were reclassified as discontinued operations for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2015	2014

Net sales and revenue	$—	$12
Cost of sales	—	12

Income before income taxes	—	5
Provision for income taxes	—	(2)
Income from discontinued operations, net of tax	$—	$3

The cash flows provided from operating activities of the discontinued operations was approximately $17,000 for the three months ended April 30, 2014. Discontinued operations did not generate or use cash flows from investing activities for the three months ended April 30, 2015 and 2014. There were no cash flows from operating activities of the discontinued operations for the three months ended April 30, 2015.

Note 13. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

One Earth and NuGen have combined forward purchase contracts for approximately 8.6 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through June 2015.

One Earth and NuGen have combined sales commitments for approximately 51.3 million gallons of ethanol, approximately 95,000 tons of distillers grains and approximately 10.2 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through September 2015.

Note 14. Net Sales and Revenue

The following table summarizes sales for each product and service group for the periods presented (amounts in thousands):

	Three Months Ended April 30,

Product or Service Category	2015	2014
Ethanol	$78,572	$119,106
Dried distillers grains	20,251	31,029
Non-food grade corn oil	3,959	3,930
Modified distillers grains	2,305	1,490
Other	110	369
Total	$105,197	$155,924

Note 15. Related-Party Transactions

During the first quarters of fiscal year 2015 and 2014, One Earth and NuGen purchased approximately $38.1 million and $44.8 million, respectively, of corn from minority equity investors.

Note 16. Subsequent Events

On May 19, 2015, the members of Patriot approved a merger agreement with a subsidiary of CHS Inc. (“CHS”) that would result in CHS acquiring 100% of the ownership interest in Patriot. The merger agreement is subject to normal and customary conditions to closing. The Company expects to receive a cash payment of approximately $44 million at the closing, representing its proportionate share of the merger proceeds. Assuming the full payment of escrow holdbacks, the Company would receive an additional amount of approximately $5 million within 18 months of the closing. The merger is expected to close on or about June 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At April 30, 2015, we had equity investments in four ethanol limited liability companies,

two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	110.4 M	74.2%	81.9 M
NuGen Energy, LLC	116.1 M	99.5%	115.5 M
Patriot Holdings, LLC	126.8 M	26.6%	33.7 M
Big River Resources W Burlington, LLC	108.1 M	9.7%	10.5 M
Big River Resources Galva, LLC	116.2 M	9.7%	11.3 M
Big River United Energy, LLC	123.0 M	4.9%	6.0 M
Big River Resources Boyceville, LLC	57.9 M	9.7%	5.6 M
Total	758.5 M		264.5 M

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase and forward ethanol, distillers grains and corn oil sale contracts as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

Future Energy

During fiscal year 2013, we entered into a joint venture with Hytken HPGP, LLC (“Hytken”) to file and defend patents for technology relating to heavy oil and oil sands production methods, and to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60%, and Hytken owns 40% of the entity named Future Energy, LLC.

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. We have paid approximately $1,477,000 cumulatively, including $35,000 in the first quarter of fiscal year 2015 for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy, LLC were immaterial to the Consolidated Condensed Financial Statements.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2015, we did not change any of our critical accounting policies as disclosed in our 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2015. All other accounting policies used in preparing our interim fiscal year 2015 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2015” means the period February 1, 2015 to January 31, 2016.

Results of Operations

Comparison of Three Months Ended April 30, 2015 and 2014

The following table summarizes selected data from operations at One Earth and NuGen for the periods presented:

	Three Months Ended April 30,
	2015	2014

Average selling price per gallon of ethanol	$1.41	$2.14
Gallons of ethanol sold (in millions)	55.8	55.6
Average selling price per ton of dried distillers grains	$144.23	$209.53
Tons of dried distillers grains sold	140,407	148,092
Average selling price per pound of non-food grade corn oil	$0.28	$0.31
Pounds of non-food grade corn oil sold (in thousands)	13,928	12,608
Average selling price per ton of modified distillers grains	$79.96	$91.38
Tons of modified distillers grains sold	28,831	16,305
Average cost per bushel of grain	$3.67	$4.36
Average cost of natural gas (per mmbtu)	$4.80	$9.33

Net sales and revenue in the quarter ended April 30, 2015 were approximately $105.2 million compared to approximately $155.9 million in the prior year’s first quarter, representing a decrease of approximately $50.7 million. Net sales and revenue do not include sales from operations classified as discontinued operations.

The following table summarizes sales of our consolidated operations for each major product and service group for the periods presented (amounts in thousands):

	Three Months Ended April 30,

Product Category	2015	2014

Ethanol	$78,572	$119,106
Dried distillers grains	20,251	31,029
Non-food grade corn oil	3,959	3,930
Modified distillers grains	2,305	1,490
Other	110	369
Total	$105,197	$155,924
20

Ethanol sales decreased from approximately $119.1 million in the first quarter of fiscal year 2014 to approximately $78.6 million in the first quarter of fiscal year 2015. The average selling price per gallon of ethanol decreased from $2.14 in the first quarter of fiscal year 2014 to $1.41 in the first quarter of fiscal year 2015. Our ethanol sales were based upon approximately 55.6 million gallons in the first quarter of fiscal year 2014 compared to approximately 55.8 million gallons in the first quarter of fiscal year 2015. Dried distillers grains sales decreased from approximately $31.0 million in the first quarter of fiscal year 2014 to approximately $20.3 million in the first quarter of fiscal year 2015. The average selling price per ton of dried distillers grains decreased from $209.53 in the first quarter of fiscal year 2014 to $144.23 in the first quarter of fiscal year 2015. Our dried distillers grains sales were based upon approximately 148,000 tons in the first quarter of fiscal year 2014 compared to approximately 140,000 tons in the first quarter of fiscal year 2015. Non-food grade corn oil sales increased from approximately $3.9 million in the first quarter of fiscal year 2014 to approximately $4.0 million in the first quarter of fiscal year 2015. The average selling price per pound of non-food grade corn oil decreased from $0.31 in the first quarter of fiscal year 2014 to $0.28 in the first quarter of fiscal year 2015. Our non-food grade corn oil sales were based upon approximately 12.6 million pounds in the first quarter of fiscal year 2014 compared to approximately 13.9 million pounds in the first quarter of fiscal year 2014. Modified distillers grains sales increased from approximately $1.5 million in the first quarter of fiscal year 2014 to approximately $2.3 million in the first quarter of fiscal year 2015. The average selling price per ton of modified distillers grains decreased from approximately $91.38 in the first quarter of fiscal year 2014 to approximately $79.96 in the first quarter of fiscal year 2015. Our modified distillers grains sales were based upon approximately 16,000 tons in the first quarter of fiscal year 2014 compared to approximately 29,000 tons in the first quarter of fiscal year 2015. We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	215 million to 240 million gallons
Dried distillers grains	550,000 to 625,000 tons
Non-food grade corn oil	40 million to 60 million pounds
Modified distillers grains	60,000 to 90,000 tons

This expectation assumes that One Earth and NuGen will continue to operate at or above nameplate capacity, which is dependent upon the crush spread realized. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit for the first quarter of fiscal year 2015 was approximately $9.1 million (8.7% of net sales and revenue) which was approximately $27.5 million lower compared to approximately $36.6 million of gross profit (23.5% of net sales and revenue) for the first quarter of fiscal year 2014. The crush spread for the first quarter of fiscal year 2015 was approximately $0.11 per gallon of ethanol sold compared to the first quarter of fiscal year 2014 which was approximately $0.58 per gallon of ethanol sold. Grain accounted for approximately 76% ($72.5 million) of our cost of sales during the first quarter of fiscal year 2015 compared to approximately 73% ($86.8 million) during the first quarter of fiscal year 2014. Natural gas accounted for approximately 8% ($7.5 million) of our cost of sales during the first quarter of fiscal year 2015 compared to approximately 12% ($14.6 million) during the first quarter of fiscal year 2014. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread. None of our forecasted ethanol, approximately 14% of our forecasted distillers grains and approximately 19% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $42.3 million for the remaining forecasted sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $30.5 million for the remaining forecasted grain purchases.

Selling, general and administrative expenses for the first quarter of fiscal year 2015 were approximately $4.5 million, a decrease of approximately $1.7 million from approximately $6.2 million for the first quarter of fiscal year 2014. The decrease is primarily related to lower incentive compensation which is consistent with the lower profitability in fiscal year 2015. We expect selling, general and administrative expenses to remain consistent with fiscal year 2014 results in future periods, with the exception of variability of incentive compensation which is based upon company profitability.

During the first quarters of fiscal years 2015 and 2014, we recognized income of approximately $1.5 million and $8.3 million, respectively, from our equity investments in Big River and Patriot. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended April 30, 2015 of approximately 344 million gallons. Patriot has one ethanol production plant which shipped approximately 127 million gallons of ethanol in the trailing 12 months ended April 30, 2015.

Income from Big River was approximately $1.0 million and $5.1 million during the first quarters of fiscal years 2015 and 2014, respectively. Income from Patriot was approximately $0.5 million and $3.2 million during the first quarters of fiscal years 2015 and 2014, respectively. As with our consolidated plants, Big River’s and Patriot’s results in fiscal year 2015 were negatively impacted from the decreased crush spread experienced in the ethanol industry.

Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River and Patriot being similar to historical results. See Note 16 of the notes to the Consolidated Condensed Financial Statements for a discussion of a merger involving

Patriot. Should the merger occur, the Company would receive cash for its ownership interest in Patriot and would no longer recognize income from its investment in Patriot subsequent to the merger.

Gain on disposal of property and equipment, net of approximately $0.5 million during the first quarter of fiscal year 2015 related to two real estate properties sold. There were no such property sales during the first quarter of fiscal year 2014.

Interest and other income was insignificant for both the first quarters of fiscal years 2015 and 2014. We expect interest and other income to remain consistent with fiscal year 2014 levels for the remainder of fiscal year 2015.

There was no interest expense for the first quarter of fiscal year 2015 compared to approximately $0.7 million for the first quarter of fiscal year 2014. The decrease was attributable to scheduled and accelerated principal repayments that paid off our debt balances in full during fiscal year 2014.

As a result of the foregoing, income from continuing operations before income taxes was approximately $6.9 million for the first quarter of fiscal year 2015 versus approximately $38.1 million for the first quarter of fiscal year 2014.

Our effective tax rate was 35.2% and 36.5% for the first quarters of fiscal years 2015 and 2014, respectively. The fluctuations in the effective tax rate primarily relate to the presentation of noncontrolling interests in the income of consolidated subsidiaries. We do not provide an income tax provision or benefit for noncontrolling interests. The noncontrolling interests in the income of One Earth and NuGen was a higher proportion of consolidated pre-tax income in fiscal year 2015 compared to fiscal year 2014.

As a result of the foregoing, income from continuing operations was approximately $4.4 million for the first quarter of fiscal year 2015 versus approximately $24.2 million for the first quarter of fiscal year 2014.

Income from discontinued operations, net of tax, was insignificant for both the first quarters of fiscal years 2015 and 2014. We expect such income to be insignificant for the remainder of fiscal year 2015.

Income related to noncontrolling interests was approximately $0.5 million and approximately $2.5 million during the first quarters of fiscal years 2015 and 2014, respectively, and represents the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2015 was approximately $3.9 million, a decrease of approximately $17.8 million from approximately $21.7 million for the first quarter of fiscal year 2014.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $5.3 million for the first quarter of fiscal year 2015, compared to approximately $26.8 million for the first quarter of fiscal year 2014. For the first quarter of fiscal year 2015, cash was provided by net income of approximately $4.4 million, adjusted for non-cash items of approximately $3.0 million, which consisted of depreciation, impairment charges and amortization, income from equity method investments and gain on disposal of property and equipment. Dividends received from our equity method investees were approximately $3.6 million in the first quarter of fiscal year 2015. An increase in the balance of accounts receivable used cash of approximately $1.1 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $1.5 million, which was primarily a result of the timing of receipt of raw materials. A decrease in other assets provided cash of approximately $2.1 million, primarily related to refundable income taxes being used to satisfy quarterly payment requirements. A decrease in the balance of accounts payable used cash of approximately $1.6 million, which was primarily a result of normal variations in vendor shipments and payments. Other liabilities decreased approximately $3.6 million, which was primarily a result of the payments of accrued payroll and incentive compensation balances.

Net cash provided by operating activities was approximately $26.8 million for the first quarter of fiscal year 2014. For the first quarter of fiscal year 2014, cash was provided by net income of approximately $24.2 million, adjusted for non-cash items of approximately $1.2 million, which consisted of depreciation, impairment charges and amortization, income from equity method investments, loss on disposal of property and equipment and the deferred income tax provision. Dividends received from our equity method investees were approximately $5.0 million in the first quarter of fiscal year 2014. Settlements on an interest rate swap used cash of approximately $0.4 million. An increase in the balance of accounts receivable used cash of approximately $0.4 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of other assets used cash of approximately $1.0 million, primarily a result of income tax payments made during the first quarter of fiscal year 2014, related to the increased profitability during that period. An increase in accounts payable provided cash of approximately $0.6 million, which is primarily a result of the timing of vendor shipments of inventory and vendor payments. A decrease in other liabilities used cash of approximately $2.3 million, primarily a result of lower accruals for utilities, reflecting the high cost of natural gas earlier in 2014 and from the payment of accrued incentive compensation during the first quarter of fiscal year 2014.

At April 30, 2015, working capital was approximately $167.2 million compared to approximately $156.2 million at January 31, 2015. The increase is primarily a result of cash provided by operating activities exceeding our cash used by financing activities (capital expenditures). The ratio of current assets to current liabilities was 13.4 to 1 at April 30, 2015 and 9.0 to 1 at January 31, 2015.

Cash of approximately $1,099,000 was used in investing activities for the first quarter of fiscal year 2015, compared to cash used of approximately $17,000 during the first quarter of fiscal year 2014. During the first quarter of fiscal year 2015, we had capital expenditures of approximately $2.5 million, primarily related to improvements at the One Earth and NuGen ethanol plants. We expect to spend between $5.0 million and $10.0 million during the remainder of fiscal year 2015 on various capital projects. During the first quarter of fiscal year 2015, we sold two real estate properties that generated approximately $1.4 million of proceeds.

Cash of approximately $17,000 was used in investing activities for the first quarter of fiscal year 2014. During the first quarter of fiscal year 2014, we had capital expenditures of approximately $0.5 million, primarily related to improvements at the NuGen ethanol plant. During the first quarter of fiscal year 2014, we reduced our restricted cash balance which provided cash of approximately $0.5 million.

There was no cash used in or provided by financing activities during the first quarter of fiscal year 2015 compared to cash used of approximately $6.3 million for the first quarter of fiscal year 2014. For the first quarter of fiscal year 2014, cash was used by debt payments of approximately $7.5 million, primarily on One Earth’s and NuGen’s term loan and stock option activity generated cash of approximately $0.9 million.

We are investigating various uses of our excess cash, including the evaluation of the cost and regulatory requirements to expand the capacity of our existing plants and to build a new ethanol plant. Another possible use of our cash is to repurchase our common stock, which we typically do when our stock price is trading at prices we deem to be at a discount to the underlying value of our net assets. Historically, we have not incurred additional borrowings to fund repurchases of our common stock. We also plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria.

Effective April 1, 2015, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2016. Any borrowings will be secured by assets of One Earth or NuGen. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at LIBOR plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans as of April 30, 2015. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements. The specific covenant requirements, descriptions and calculated ratios and amounts at April 30, 2015 are as follows:

•	Maintain working capital of at least $5 million.

At April 30, 2015, working capital at One Earth and NuGen was approximately $51.9 million and $29.1 million, respectively.

One Earth and NuGen were in compliance with all covenants, as applicable, at April 30, 2015.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or

“continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, the effects of terrorism or acts of war and changes in real estate market conditions. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At April 30, 2015, One Earth and NuGen combined have purchase commitments for approximately 8.6 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through June 2015. At April 30, 2015, One Earth and NuGen have combined sales commitments for approximately 51.3 million gallons of ethanol, approximately 95,000 tons of distillers grains and approximately 10.2 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through September 2015. None of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $31.2 million for the remaining forecasted ethanol sales. Approximately 14% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $9.8 million for the remaining forecasted distillers grains sales. Approximately 19% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.2 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $30.5 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

During the quarter ended April 30, 2015, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first three months of fiscal year 2015, neither One Earth nor NuGen paid dividends.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Stuart A. Rose	Chairman of the Board	May 27, 2015
(Stuart A. Rose)	(Chief Executive Officer)

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	May 27, 2015
29