Form 10-Q
period 2015-07-31
REX AMERICAN RESOURCES Corp
filed 2015-08-31
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

Yes ☐  No ☒

At the close of business on August 30, 2015 the registrant had 6,905,193 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	July 31,	January 31,
	2015	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$138,107	$137,697
Restricted cash	203	—
Accounts receivable	13,736	8,794
Inventory	23,250	18,062
Refundable income taxes	2,958	3,019
Prepaid expenses and other	5,854	5,810
Deferred taxes, net	2,363	2,363
Total current assets	186,471	175,745
Property and equipment, net	189,056	194,447
Other assets	8,118	6,366
Equity method investments	41,778	80,389
Total assets	$425,423	$456,947

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$11,975	$9,210
Accrued expenses and other current liabilities	8,223	10,347
Total current liabilities	20,198	19,557
Long-term liabilities:
Deferred taxes	34,999	42,768
Other long-term liabilities	797	1,658
Total long-term liabilities	35,796	44,426
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	144,801	144,791
Retained earnings	464,732	444,438
Treasury stock	(285,745)	(239,557)
Total REX shareholders’ equity	324,087	349,971
Noncontrolling interests	45,342	42,993
Total equity	369,429	392,964
Total liabilities and equity	$425,423	$456,947

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$113,480	$150,231	$218,677	$306,156
Cost of sales	95,204	111,391	191,274	230,681
Gross profit	18,276	38,840	27,403	75,475
Selling, general and administrative expenses	(6,456)	(4,839)	(10,909)	(11,010)
Gain on sale of investment	10,385	—	10,385	—
Equity in income of unconsolidated affiliates	5,063	7,245	6,543	15,542
Gain on disposal of property and equipment, net	12	—	495	—
Interest and other income	107	87	325	135
Interest expense	—	(591)	—	(1,283)
Income from continuing operations before income taxes	27,387	40,742	34,242	78,859
Provision for income taxes	(8,676)	(14,017)	(11,092)	(27,937)
Income from continuing operations	18,711	26,725	23,150	50,922
Loss from discontinued operations, net of tax	—	(12)	—	(9)
Gain on disposal of discontinued operations, net of tax	—	5	—	5
Net income	18,711	26,718	23,150	50,918
Net income attributable to noncontrolling interests	(2,344)	(4,811)	(2,856)	(7,269)
Net income attributable to REX common shareholders	$16,367	$21,907	$20,294	$43,649

Weighted average shares outstanding – basic	7,580	8,182	7,737	8,150

Basic net income per share attributable to REX common shareholders	$2.16	$2.68	$2.62	$5.36

Weighted average shares outstanding – diluted	7,580	8,182	7,737	8,166

Diluted net income per share attributable to REX common shareholders	$2.16	$2.68	$2.62	$5.35

Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$16,367	$21,914	$20,294	$43,653
Loss from discontinued operations, net of tax	—	(7)	—	(4)
Net income	$16,367	$21,907	$20,294	$43,649

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Six Months Ended
	July 31,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$23,150	$50,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, impairment charges and amortization	9,430	8,350
Income from equity method investments	(6,543)	(15,542)
Gain on sale of investment	(10,385)	—
Gain on disposal of real estate and property and equipment, net	(495)	(3)
Dividends received from equity method investees	5,638	8,592
Derivative financial instruments	—	(770)
Deferred income tax	(8,644)	5,323
Stock based compensation expense	10	—
Excess tax benefit from stock option exercises	—	(441)
Changes in assets and liabilities:
Accounts receivable	(2,754)	2,494
Inventories	(5,188)	2,083
Other assets	192	463
Accounts payable, trade	261	(198)
Other liabilities	(2,110)	353
Net cash provided by operating activities	2,562	61,622
Cash flows from investing activities:
Capital expenditures	(5,865)	(3,402)
Restricted cash	(203)	500
Restricted investments and deposits	250	273
Proceeds from sale of investment	45,476	—
Proceeds from sale of real estate and property and equipment, net	1,935	487
Other	12	—
Net cash provided by (used in) investing activities	41,605	(2,142)
Cash flows from financing activities:
Payments of long-term debt	—	(13,726)
Stock options exercised	—	931
Payments to noncontrolling interests holders	(507)	(39)
Excess tax benefit from stock option exercises	—	441
Treasury stock acquired	(43,250)	—
Net cash used in financing activities	(43,757)	(12,393)
Net increase in cash and cash equivalents	410	47,087
Cash and cash equivalents, beginning of period	137,697	105,149
Cash and cash equivalents, end of period	$138,107	$152,236

Non cash investing activities – Accrued capital expenditures	$370	$239
Non cash financing activities – Accrued treasury stock purchases	$2,938	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 2015

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

Nature of Operations – The Company operates in one reportable segment, alternative energy, and has equity investments in three ethanol limited liability companies, two of which are majority ownership interests.

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

Interest Expense

No interest was paid for the three months and six months ended July 31, 2015. Interest paid for the three months and six months ended July 31, 2014 was approximately $496,000 and $1,316,000, respectively.

Financial Instruments

The Company used derivative financial instruments to manage its balance of fixed and variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreement was not designated for hedge accounting pursuant to Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”). The interest rate swap, which terminated on July 8, 2014, was recorded at its fair value and the changes in fair value were recorded as gain or loss on derivative financial instruments in the Consolidated Condensed Statement of Operations. The Company paid no settlements of interest rate swaps during the three months or six months ended July 31, 2015. The Company paid settlements of interest rate swaps of approximately $376,000 and $774,000 during the three months and six months ended July 31, 2014, respectively.

A majority of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815 because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and non-food grade corn oil quantities expected to be produced by the Company over a reasonable period of time in the normal course of business. There were no settlements of forward contracts that are recorded at fair value. At July 31, 2015, the Company recorded a liability of approximately $0.5 million associated with these contracts.

The Company uses derivative financial instruments (exchange-traded futures contracts) to manage a portion of the risk associated with changes in commodity prices, primarily related to corn, ethanol and distillers grains. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations in which these hedging activities can themselves result in losses.

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $19,680,000 and $18,521,000 during the six months ended July 31, 2015 and 2014, respectively. The Company received refunds of state income taxes of approximately $100,000 during the six months ended July 31, 2015. The Company received no refunds of income taxes during the six months ended July 31, 2014.

As of July 31, 2015, total unrecognized tax benefits were approximately $317,000 and accrued penalties and interest were approximately $480,000. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $24,000 of the reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There were no permanent write-downs of inventory at July 31, 2015 and January 31, 2015. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	July 31, 2015	January 31, 2015

Ethanol and other finished goods	$4,268	$3,039
Work in process	2,609	2,609
Grain and other raw materials	16,373	12,414
Total	$23,250	$18,062
8

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were approximately $125,000 and $68,000 of impairment charges in the first six months of fiscal years 2015 and 2014, respectively. Fiscal year 2015 impairment charges are included in cost of sales while fiscal year 2014 impairment charges are included in discontinued operations in the Consolidated Condensed Statements of Operations. These impairment charges are related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value. Fair value is estimated using expected future cash flows on a discounted basis or appraisals of specific properties as appropriate. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the Company’s business, events and changes in circumstances include, but are not limited to, a significant decline in estimated future cash flows, a sustained decline in market prices for similar assets, or a significant adverse change in legal or regulatory factors or the business climate. A significant decline in estimated future cash flows is represented by a greater than 25% annual decline in expected future cash flows (for real estate asset groups) or a change in the spread between ethanol and grain prices that would result in greater than six consecutive months of estimated or actual significant negative cash flows (for alternative energy asset groups).

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

For alternative energy reportable assets, each individual ethanol plant represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities. As such, the Company separately tests individual ethanol plants for recoverability. In addition to the general events and changes in circumstances noted above that indicate that an asset group may not be recoverable, the Company also considers the decision to suspend operations at a plant for at least a six month period an indicator. Alternative energy assets include only income producing asset groups.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investments in Big River Resources, LLC (“Big River”) and Patriot Holdings, LLC (“Patriot”) (through May 31, 2015) using the equity method of accounting and includes the results of these entities on a delayed basis of one month as they have a fiscal year end of December 31.

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

Accounting Changes and Recently Issued Accounting Standards

The Company will be required to adopt the amended guidance in Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board has deferred the required adoption of the amended guidance by one year, from February 1, 2017 to February 1, 2018. Early application beginning February 1, 2017 would be permitted. The Company has not yet selected a transition method nor has it determined the effect of the updated standard on its consolidated financial statements and related disclosures.

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

Effective February 1, 2017, the Company will be required to adopt the amended guidance in Accounting Standards Codification Topic 330, “Inventory: Simplifying the Measurement of Inventory”. This amended guidance requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance will be applied prospectively. The Company has not yet determined the effect of this amended guidance on its consolidated financial statements and related disclosures.

Note 3. Leases

At July 31, 2015, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2016	$3,694
2017	7,340
2018	6,575
2019	5,845
2020	4,341
Thereafter	6,947
Total	$34,742

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

Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2015 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Derivative financial instruments (1)	$448	$—	$—	$448
Investment in cooperative (2)	—	—	333	333
Total assets	$448	$—	$333	$781
Forward purchase contract liability (3)	$—	$—	$469	$469

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2015 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (2)	$—	$—	$333	$333

(1) The derivative financial instruments are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(3) The forward purchase contract liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets.

The Company determined the fair value of derivative financial instruments by obtaining unadjusted quoted prices in active markets for identical assets.

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

The Company determined the fair value of the forward purchase contracts by comparing the fixed purchase price included in the contracts to an equivalent purchase price published on commodity exchanges. Inputs used in the analysis include the quantity of corn to purchase and the delivery date of such corn. The inherent risk and uncertainty associated with unobservable inputs could have a significant effect on the actual fair value of the investment.

There were no assets measured at fair value on a non-recurring basis at July 31, 2015 or January 31, 2015.

Note 5. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2015	January 31, 2015

Land and improvements	$21,598	$20,844
Buildings and improvements	24,519	27,069
Machinery, equipment and fixtures	231,907	231,422
Construction in progress	2,143	1,290
	280,167	280,625
Less: accumulated depreciation	(91,111)	(86,178)

	$189,056	$194,447

Note 6. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	July 31, 2015	January 31, 2015

Deposits	$664	$914
Real estate taxes refundable	4,395	4,395
Proceeds from sale of investment held in escrow	2,188	—
Other	871	1,057
Total	$8,118	$6,366

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2015	January 31, 2015

Accrued utility charges	$1,968	$3,085
Accrued payroll and related items	2,740	3,798
Accrued real estate taxes	1,959	2,507
Other	1,556	957
Total	$8,223	$10,347
13

Note 8. Revolving Lines of Credit

Effective April 1, 2015, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2016. Any borrowings will be secured by the inventory and accounts receivable of One Earth or NuGen. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at LIBOR plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the six months ended July 31, 2015. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements.

Note 9. Stock-Based Compensation

The Company has a stock-based compensation plan which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. All of the Company’s existing share-based compensation awards have been determined to be equity awards. Restricted stock has been granted to directors at the market price of REX common stock on the date of the grant. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock. The following table summarizes non-vested stock award activity for the three and six months ended July 31, 2015:

	Non-Vested Shares	Weighted- Average Grant Date Fair Value (in thousands)	Weighted- Average Vesting Term (in years)

Non-Vested at January 31, 2015	—	$—
Granted	3,168	200
Forfeited	—	—
Vested	—	—
Non-Vested at July 31, 2015	3,168	$200	3

At July 31, 2015, unrecognized compensation cost related to nonvested restricted stock was approximately $189,000.

Note 10. Income Per Share from Continuing Operations Attributable to REX Common Shareholders

The following table reconciles the computation of basic and diluted net income per share from continuing operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	July 31, 2015			July 31, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$16,367	7,580	$2.16	$21,914	8,182	$2.68

Effect of restricted stock	—	—		—	—

Diluted income per share from continuing operations attributable to REX common shareholders	$16,367	7,580	$2.16	$21,914	8,182	$2.68

	Six Months Ended			Six Months Ended
	July 31, 2015			July 31, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
Basic income per share from continuing operations attributable to REX common shareholders	$20,294	7,737	$2.62	$43,653	8,150	$5.36

Effect of restricted stock	—	—		—	16

Diluted income per share from continuing operations attributable to REX common shareholders	$20,294	7,737	$2.62	$43,653	8,166	$5.35

For the three and six months ended July 31, 2015, there were no shares subject to outstanding options. For the three and six months ended July 31, 2014, all shares subject to outstanding options were dilutive. As historical discontinued operations are immaterial, there is no difference between earnings per share from continuing operations and earnings per share attributable to REX common shareholders.

Note 11. Investments

The following table summarizes equity method investments at July 31, 2015 and January 31, 2015 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount July 31, 2015	Carrying Amount January 31, 2015

Big River	10%	$41,778	$40,188
Patriot (sold June 1, 2015)	27%	—	40,201
Total Equity Method Investments		$41,778	$80,389

The following table summarizes income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014

Big River	$2,589	$4,720	$3,596	$9,779
Patriot	2,474	2,525	2,947	5,763
Total	$5,063	$7,245	$6,543	$15,542

Undistributed earnings totaled approximately $21.8 million and $41.9 million at July 31, 2015 (Big River) and January 31, 2015 (Big River and Patriot), respectively. During the first six months of fiscal years 2015 and 2014, the Company received dividends from equity method investees of approximately $5.6 million and $8.6 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31, 2015		Three Months Ended July 31, 2014
	Patriot (1)	Big River	Patriot (1)	Big River

Net sales and revenue	$52,375	$223,191	$79,127	$312,843
Gross profit	$10,605	$38,463	$11,244	$40,476
Income from continuing operations	$9,321	$26,663	$9,511	$48,618
Net income	$9,321	$26,663	$9,511	$48,618
16

	Six Months Ended July 31, 2015		Six Months Ended July 31, 2014
	Patriot (1)	Big River	Patriot (1)	Big River

Net sales and revenue	$115,614	$407,998	$159,536	$593,267
Gross profit	$14,424	$49,267	$25,029	$124,310
Income from continuing operations	$11,100	$37,040	$21,705	$100,739
Net income	$11,100	$37,040	$21,705	$100,739

(1)	For Patriot, results are for the two and five month periods ended May 31, 2015 as the Company’s equity interest in Patriot was sold June 1, 2015.

Big River has debt agreements that limit amounts the Company can pay in the form of dividends or advances to owners. The restricted net assets of Big River at July 31, 2015 and January 31, 2015 are approximately $335.5 million and $322.1 million, respectively. The restricted net assets of Patriot at January 31, 2015 were approximately $99.8 million.

On June 1, 2015, Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. The Company received a cash payment of approximately $45.5 million at the closing, representing its proportionate share of the merger consideration. The total merger consideration was approximately $196 million in cash subject to certain adjustments and certain escrow holdbacks. In connection with this transaction, the Company recognized a gain of approximately $10.4 million. At July 31, 2015, the Company has approximately $2.2 million in accounts receivable and approximately $2.2 million in other long term assets on the accompanying Consolidated Condensed Balance Sheet related to estimated escrow proceeds that were recognized as income. The Company expects that a determination of the final payment of escrowed proceeds to be received will occur by December 1, 2016.

Note 12. Income Taxes

The effective tax rate on consolidated pre-tax income from continuing operations was 31.7% for the three months ended July 31, 2015, and 34.4% for the three months ended July 31, 2014. The effective tax rate on consolidated pre-tax income from continuing operations was 32.4% for the six months ended July 31, 2015, and 35.4% for the six months ended July 31, 2014. The fluctuations in the effective tax rate primarily relate to the release of valuation allowances against capital loss carryforwards and the domestic production activities deduction. These items reduced the effective tax rate approximately 3% for the quarter and six months ended July 31, 2015.

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

Unrecognized tax benefits, January 31, 2015	$1,658
Changes for prior years’ tax positions	(861)
Changes for current year tax positions	—
Unrecognized tax benefits, July 31, 2015	$797

Note 13. Discontinued Operations

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, certain of the Company’s former retail operations and certain sold properties had been classified as discontinued operations prior to the adoption of ASU 2014-08 effective February 1, 2015. Below is a table reflecting certain items of the Consolidated Condensed Statement of Operations that were reclassified as discontinued operations for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Net sales and revenue	$—	$—	$—	$12
Cost of sales	—	19	—	26

Loss before income taxes	—	(19)	—	(14)
Benefit for income taxes	—	7	—	5
Loss from discontinued operations, net of tax	$—	$(12)	$—	$(9)
Gain on disposal	$—	$8	$—	$8
Provision for income taxes	—	(3)	—	(3)
Gain on disposal of discontinued operations, net of tax	$—	$5	$—	$5

The cash flows from the discontinued operations were immaterial for all periods presented.

Note 14. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated condensed financial statements.

One Earth and NuGen have combined forward purchase contracts for approximately 10.8 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through December 2015.

One Earth and NuGen have combined sales commitments for approximately 53.7 million gallons of ethanol, approximately 84,000 tons of distillers grains and approximately 6.4 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through November 2015.

Note 15. Net Sales and Revenue

The following table summarizes sales for each product and service group for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

Product or Service Category	2015	2014	2015	2014
Ethanol	$86,990	$118,613	$165,562	$237,719
Dried distillers grains	21,585	25,809	41,836	56,838
Non-food grade corn oil	4,049	4,729	8,008	8,659
Modified distillers grains	696	791	3,001	2,281
Other	160	289	270	659
Total	$113,480	$150,231	$218,677	$306,156

Note 16. Related-Party Transactions

During the second quarters of fiscal year 2015 and 2014, One Earth and NuGen purchased approximately $38.0 million and $40.4 million, respectively, of corn from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $76.3 million and approximately $85.2 million for the six months ended July 31, 2015 and 2014, respectively.

Note 17. Subsequent Event

Subsequent to the end of the second quarter of fiscal year 2015, the Company purchased 233,243 of its common shares for approximately $11.6 million, completing the previously authorized share repurchase authorization. On August 26, 2015, the Company’s Board of Directors increased its share repurchase authorization by an additional 500,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At July 31, 2015, we had equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped		REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	112.7	M	74.6%	84.1	M
NuGen Energy, LLC	117.3	M	99.5%	116.7	M
Big River Resources W Burlington, LLC	105.8	M	9.7%	10.3	M
Big River Resources Galva, LLC	115.9	M	9.7%	11.2	M
Big River United Energy, LLC	123.8	M	4.9%	6.1	M
Big River Resources Boyceville, LLC	57.7	M	9.7%	5.6	M
Total	633.2	M		234.0	M

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. We have paid approximately $1,580,000 cumulatively, including $103,000 in fiscal year 2015 for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy, LLC were immaterial to the Consolidated Condensed Financial Statements.

Critical Accounting Policies and Estimates

During the three months ended July 31, 2015, we did not change any of our critical accounting policies as disclosed in our 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2015 except for the adoption of ASU 2014-08 and recording certain forward purchase contracts at fair value. All other accounting policies used in preparing our interim fiscal year 2015 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2015” means the period February 1, 2015 to January 31, 2016.

Results of Operations

Comparison of Three Months and Six Months Ended July 31, 2015 and 2014

The following table summarizes selected data from our consolidated operations for the periods presented:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Average selling price per gallon of ethanol	$1.50	$2.18	$1.46	$2.16
Gallons of ethanol sold (in millions)	57.9	54.5	113.7	110.2
Average selling price per ton of dried distillers grains	$169.31	$192.77	$156.16	$201.57
Tons of dried distillers grains sold	127,493	133,885	267,900	281,977
Average selling price per pound of non-food grade corn oil	$0.28	$0.36	$0.28	$0.34
Pounds of non-food grade corn oil sold (in millions)	14.6	13.2	28.5	25.8
Average selling price per ton of modified distillers grains	$73.95	$68.49	$78.48	$81.88
Tons of modified distillers grains sold	9,415	11,553	38,246	27,858
Average cost per bushel of grain	$3.64	$4.47	$3.65	$4.41
Average cost of natural gas (per mmbtu)	$3.42	$5.14	$4.13	$7.27

Net sales and revenue in the quarter ended July 31, 2015 were approximately $113.5 million compared to approximately $150.2 million in the prior year’s second quarter, representing a decrease of approximately $36.7 million.

The following table summarizes sales of our consolidated operations for each major product and service group for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Product Category	2015	2014	2015	2014
Ethanol	$86,990	$118,613	$165,562	$237,719
Dried distillers grains	21,585	25,809	41,836	56,838
Non-food grade corn oil	4,049	4,729	8,008	8,659
Modified distillers grains	696	791	3,001	2,281
Other	160	289	270	659
Total	$113,480	$150,231	$218,677	$306,156

Ethanol sales decreased from approximately $118.6 million in the second quarter of fiscal year 2014 to approximately $87.0 million in the second quarter of fiscal year 2015, primarily a result of a $0.68 decline in the price per gallon sold. Dried distillers grains sales decreased from approximately $25.8 million in the second quarter of fiscal year 2014 to approximately $21.6 million in the second quarter of fiscal year 2015, primarily a result of a $23.46 decline in the price per ton sold. Non-food grade corn oil sales decreased from approximately $4.7 million in the second quarter of fiscal year 2014 to approximately $4.0 million in the second quarter of fiscal year 2015, primarily a result of a $0.08 decline in the price per pound sold. Modified distillers grains sales decreased from approximately $0.8 million in the second quarter of fiscal year 2014 to approximately $0.7 million in the second quarter of fiscal year 2015, primarily a result of a 2,138 decline in tons sold.

Ethanol sales decreased from approximately $237.7 million in the first six months of fiscal year 2014 to approximately $165.6 million in the first six months of fiscal year 2015, primarily a result of a $0.70 decline in the price per gallon sold. Dried distillers grains sales decreased from approximately $56.8 million in the first six months of fiscal year 2014 to approximately $41.8 million in the first six months of fiscal year 2015, primarily a result of a $45.41 decline in the price per ton sold. Non-food grade corn oil sales decreased from approximately $8.7 million in the first six months of fiscal year 2014 to approximately $8.0 million in the first six months of fiscal year 2015, primarily a result of a $0.06 decline in the price per pound sold. Modified distillers grains sales increased from approximately $2.3 million in the first six months of fiscal year 2014 to approximately $3.0 million in the first six months of fiscal year 2015 primarily a result of a 10,388 increase in tons sold.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	215 million to 240 million gallons
Dried distillers grains	550,000 to 650,000 tons
Non-food grade corn oil	40 million to 60 million pounds
Modified distillers grains	10,000 to 40,000 tons

This expectation assumes that One Earth and NuGen will continue to operate at or above capacity, which is dependent upon the crush spread realized. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit for the second quarter of fiscal year 2015 was approximately $18.3 million (16.1% of net sales and revenue) which was approximately $20.6 million lower compared to approximately $38.8 million of gross profit (25.9% of net sales and revenue) for the second quarter of fiscal year 2014. The crush spread for the second quarter of fiscal year 2015 was approximately $0.22 per gallon of ethanol sold compared to the second quarter of fiscal year 2014 which was approximately $0.61 per gallon of ethanol sold. Grain accounted for approximately 75% ($71.7 million) of our cost of sales during the second quarter of fiscal year 2015 compared to approximately 77% ($85.1 million) during the second quarter of fiscal year 2014. Natural gas accounted for approximately 5% ($5.1 million) of our cost of sales during the second quarter of fiscal year 2015 compared to approximately 7% ($7.8 million) during the second quarter of fiscal year 2014.

Gross profit for the first six months of fiscal year 2015 was approximately $27.4 million (12.5% of net sales and revenue) which was approximately $48.1 million lower compared to approximately $75.5 million of gross profit (24.7% of net sales and revenue) for the first six months of fiscal year 2014. The crush spread for the first six months of fiscal year 2015 was approximately $0.18 per gallon of ethanol sold compared to the first six months of fiscal year 2014 which was approximately $0.60 per gallon of ethanol sold. Grain accounted for approximately 76% ($144.2 million) of our cost of sales during the first six months of fiscal year 2015 compared to approximately 75% ($172.0 million) during the first six months of fiscal year 2014. Natural gas accounted for approximately 7% ($12.5 million) of our cost of sales during the first six months of fiscal year 2015 compared to approximately 10% ($22.4 million) during the first six months of fiscal year 2014. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread. None of our forecasted ethanol, approximately 13% of our forecasted distillers grains and approximately 11% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $43.7 million for the remaining forecasted sales. Similarly, approximately 2% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $30.4 million for the remaining forecasted grain purchases.

Selling, general and administrative expenses for the second quarter of fiscal year 2015 were approximately $6.5 million, an increase of approximately $1.6 million from approximately $4.8 million for the second quarter of fiscal year 2014. The increase is primarily related to higher incentive compensation recognized in the second quarter of fiscal year 2015 as executive level programs have annual maximum amounts. During the first quarter of fiscal year 2014, a higher proportion of the annual maximum amount was met compared to fiscal year 2015. None of the limitations have been met as of the end of the second quarter of fiscal year 2015.

Selling, general and administrative expenses for the first six months of fiscal year 2015 were approximately $10.9 million, consistent with the approximately $11.0 million for the first six months of fiscal year 2014. The decrease is primarily related to lower incentive compensation which is consistent with the lower profitability in fiscal year 2015. We expect selling, general and administrative expenses to remain consistent with fiscal year 2014 results in future periods, with the exception of variability of incentive compensation which is based upon Company profitability.

On June 1, 2015, Patriot and a subsidiary of CHS completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. We received a cash payment of approximately $45.5 million at the closing, representing our proportionate share of the merger proceeds. The total merger consideration was approximately $196 million in cash subject to certain adjustments and certain escrow holdbacks. In connection with this transaction, we recognized a gain of approximately $10.4 million. At July 31, 2015, we have approximately $2.2 million in accounts receivable and approximately $2.2 million in other long term assets on the accompanying Consolidated Condensed Balance Sheet related to estimated escrow proceeds that were recognized as income. We expect that a determination of the final payment of escrowed proceeds to be received will occur by December 1, 2016.

During the second quarters of fiscal years 2015 and 2014, we recognized income of approximately $5.1 million and $7.2 million, respectively, from our equity investments in Big River and Patriot. During the first six months of fiscal years 2015 and 2014, we recognized income of approximately $6.5 million and $15.5 million, respectively, from our equity investments in Big River and Patriot. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended July 31, 2015 of approximately 342 million gallons.

Income from Big River was approximately $2.6 million and $4.7 million during the second quarters of fiscal years 2015 and 2014, respectively. Income from Patriot was approximately $2.5 million in both of the second quarters of fiscal years 2015 and 2014. Income from Big River was approximately $3.6 million and $9.8 million during the first six months of fiscal years 2015 and 2014, respectively. Income from Patriot was approximately $2.9 million and $5.8 million during the first six months of fiscal years 2015 and 2014, respectively. As with our consolidated plants, Big River’s and Patriot’s results in fiscal year 2015 were negatively impacted from the decreased crush spread experienced in the ethanol industry. In addition, effective June 1, 2015, a merger between Patriot and CHS occurred in which our ownership interest in Patriot was sold; thus we ceased recording income from Patriot using the equity method of accounting. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

During the second quarter of fiscal year 2015, one former retail property was sold which resulted in an immaterial gain on disposal of property and equipment. There were no such property sales (in continuing operations) during the second quarter or first six months of fiscal year 2014. Three properties were sold for a gain of approximately $0.5 million during the first six months of fiscal year 2015.

Interest and other income was insignificant for both the second quarters and first six months of fiscal years 2015 and 2014. We expect interest and other income to remain consistent with fiscal year 2014 levels for the remainder of fiscal year 2015.

There was no interest expense for the second quarter or six months of fiscal year 2015 compared to approximately $0.6 million and $1.3 million for the second quarter and first six months of fiscal year 2014, respectively. The decrease was attributable to scheduled and accelerated principal repayments that paid off our debt balances in full during fiscal year 2014.

As a result of the foregoing, income from continuing operations before income taxes was approximately $27.4 million for the second quarter of fiscal year 2015 versus approximately $40.7 million for the second quarter of fiscal year 2014. Income from continuing operations before income taxes was approximately $34.2 million for the first six months of fiscal year 2015 versus approximately $78.9 million for the first six months of fiscal year 2014.

Our effective tax rate was 31.7% and 34.4% for the second quarters of fiscal years 2015 and 2014, respectively, and 32.4% and 35.4% for the first six months of fiscal years 2015 and 2014, respectively. The fluctuations in the effective tax rate primarily relate to the release of valuation allowances against capital loss carryforwards and the domestic production activities deduction. These items reduced the effective tax rate approximately 3% for the quarter and six months ended July 31, 2015, respectively.

As a result of the foregoing, income from continuing operations was approximately $18.7 million for the second quarter of fiscal year 2015 versus approximately $26.7 million for the second quarter of fiscal year 2014. Income from continuing operations was approximately $23.2 million for the first six months of fiscal year 2015 versus approximately $50.9 million for the first six months of fiscal year 2014.

Income from discontinued operations, net of tax, was insignificant for both the second quarters and first six months of fiscal years 2015 and 2014. We expect such income to be insignificant for the remainder of fiscal year 2015.

Gain on disposal of discontinued operations, net of tax, was insignificant for both the second quarters and first six months of fiscal years 2015 and 2014. We expect such income to be insignificant for the remainder of fiscal year 2015.

Income related to noncontrolling interests was approximately $2.3 million and approximately $4.8 million during the second quarters of fiscal years 2015 and 2014, respectively, and was approximately $2.9 million and approximately $7.3 million during the first six months of fiscal years 2015 and 2014, respectively. These amounts represent the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2015 was approximately $16.4 million, a decrease of approximately $5.5 million from approximately $21.9 million for the second quarter of fiscal year 2014. Net income attributable to REX common shareholders for the first six months of fiscal year 2015 was approximately $20.3 million, a decrease of approximately $23.3 million from approximately $43.6 million for the first six months of fiscal year 2014.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $2.6 million for the first six months of fiscal year 2015, compared to approximately $61.6 million for the first six months of fiscal year 2014. For the first six months of fiscal year 2015, cash was provided by net income of approximately $23.2 million, adjusted for non-cash items of approximately ($8.0) million, which consisted of depreciation, impairment charges and amortization, income from equity method investments, gain on sale of investment and gain on disposal of property and equipment. Dividends received from our equity method investees were approximately $5.6 million in the first six months of fiscal year 2015. A decrease in deferred income taxes used cash of approximately $8.6 million, and is primarily related to the expected impact of taxable income (related to the sale of our equity interest in Patriot) exceeding book income in fiscal year 2015. An increase in the balance of accounts receivable used cash of approximately $2.8 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $5.2 million, which was primarily a result of the timing of receipt of raw materials. Other liabilities decreased approximately $2.1 million, which was primarily a result of the payments of accrued payroll and incentive compensation balances.

Net cash provided by operating activities was approximately $61.6 million for the first six months of fiscal year 2014. For the first six months of fiscal year 2014, cash was provided by net income of approximately $50.9 million, adjusted for non-cash items of approximately $(1.9) million, which consisted of depreciation, impairment charges and amortization, income from equity method investments, gain on disposal of real estate and property and equipment and the deferred income tax provision. Dividends received from our equity method investees were approximately $8.6 million in the first six months of fiscal year 2014. Settlements on an interest rate swap used cash of approximately $0.8 million. A decrease in the balance of accounts receivable provided cash of approximately $2.5 million, which was primarily a result of the timing of customer shipments and payments. A decrease in the balance of inventories provided cash of approximately $2.1 million, which was primarily a result of the timing of customer shipments and normal variations in production output.

At July 31, 2015, working capital was approximately $166.3 million compared to approximately $156.2 million at January 31, 2015. The increase is primarily a result of cash provided by investing and operating activities exceeding our cash used by financing activities (treasury stock acquisitions). The ratio of current assets to current liabilities was 9.2 to 1 at July 31, 2015 and 9.0 to 1 at January 31, 2015.

Cash of approximately $41.6 million was provided by investing activities for the first six months of fiscal year 2015, compared to cash used of approximately $2.1 million during the first six months of fiscal year 2014. During the first six months of fiscal year 2015, we had capital expenditures of approximately $5.9 million, primarily related to improvements at the One Earth and NuGen ethanol plants. We expect to spend between $10.0 million and $15.0 million during the remainder of fiscal year 2015 on various capital projects. The sale of our equity investment in Patriot provided cash of approximately $45.5 million during the first six months of fiscal year 2015. During the first six months of fiscal year 2015, we sold three real estate properties that generated approximately $1.9 million of proceeds.

Cash of approximately $2.1 million was used in investing activities for the first six months of fiscal year 2014. During the first six months of fiscal year 2014, we had capital expenditures of approximately $3.4 million, primarily related to improvements at the NuGen and One Earth ethanol plants. During the first six months of fiscal year 2014, we reduced our restricted cash balance which provided cash of approximately $0.5 million. We received approximately $0.5 million as proceeds from the sale of one real estate property during the first six months of fiscal year 2014.

Cash used in financing activities totaled approximately $43.8 million for the first six months of fiscal year 2015 compared to cash used of approximately $12.4 million for the first six months of fiscal year 2014. We used cash of approximately $43.3 million to purchase approximately 708,000 shares of our common stock in open market transactions. During the first six months of fiscal year 2015, we used cash of approximately $0.5 million to purchase shares from noncontrolling members of One Earth. We do not expect such payments to be significant for the remainder of fiscal year 2015.

Cash used in financing activities totaled approximately $12.4 million for the first six months of fiscal year 2014. Cash was used by debt payments of approximately $13.8 million, primarily on One Earth’s and NuGen’s term loans. Stock option activity generated cash of approximately $1.4 million.

We are investigating various uses of our excess cash, and expect to continue our stock buyback program, which we typically do when our stock price is trading at prices we deem to be at a discount to the underlying value of our net assets. We do not currently plan to build a new ethanol plant. Another possible use of our cash is to expand the capacity of our existing consolidated plants by approximately 10-15% as these plants have qualified as efficient ethanol producers through the EPA pathway assessment. We also plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria.

Effective April 1, 2015, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2016. Any borrowings will be secured by assets of One Earth or NuGen. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at LIBOR plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans as of July 31, 2015. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements. The specific covenant requirements, descriptions and calculated ratios and amounts at July 31, 2015 are as follows:

•	Maintain working capital of at least $5 million.

At July 31, 2015, working capital at One Earth and NuGen was approximately $60.8 million and $35.3 million, respectively.

One Earth and NuGen were in compliance with all covenants, as applicable, at July 31, 2015.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At July 31, 2015, One Earth and NuGen combined have purchase commitments for approximately 10.8 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through December 2015. At July 31, 2015, One Earth and NuGen have combined sales commitments for approximately 53.7 million gallons of ethanol, approximately 84,000 tons of distillers grains and approximately 6.4 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through November 2015. None of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $33.4 million for the remaining forecasted ethanol sales. Approximately 13% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $8.6 million for the remaining forecasted distillers grains sales. Approximately 11% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.5 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 2% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $30.4 million for the remaining forecasted corn usage.

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

Item 1A. Risk Factors

During the quarter ended July 31, 2015, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first six months of fiscal year 2015, neither One Earth nor NuGen paid dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1-31, 2015	110,078	$63.03	110,078	387,504
June 1-30, 2015	371,570	62.40	371,570	515,934
July 1-31, 2015	282,691	56.84	282,691	233,243
Total	764,339	$60.43	764,339	233,243

(1)	On June 23, 2015, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At July 31, 2015, a total of 233,243 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	August 31, 2015

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	August 31, 2015

