Form 10-K/A
period 2015-01-31
REX AMERICAN RESOURCES Corp
filed 2016-02-24
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of REX American Resources Corporation (the “Company”) for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on March 31, 2015, is being filed solely to include (i) the report of Boulay PLLP dated February 17, 2015, except for the other matters paragraph in their opinion as to which the date is July 15, 2015, relating to the consolidated financial statements of Patriot Holdings, LLC and subsidiaries, an equity method investment of the Company, as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, on which the Company’s principal accountant placed reliance with respect to amounts included in the Company’s consolidated financial statements for Patriot Holdings, LLC as referred to in its report and (ii) the consent of Boulay PLLP. There are no other changes to the Form 10-K.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(2)(ii) Examination of Financial Statements By More Than One Accountant

Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Patriot Holdings, LLC required pursuant to Rule 2-05 of Regulation S-X is filed as Exhibit 99(a) to this report.

(a)(3) Exhibits

The following exhibits are filed as a part of this report.

23(b)	Consent of Boulay PLLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99(a)	Report of Boulay PLLP
2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX AMERICAN RESOURCES CORPORATION

By: /s/ ZAFAR RIZVI
Zafar Rizvi
Chief Executive Officer and President

Date: February 24, 2016

3