Form 10-Q
period 2016-04-30
REX AMERICAN RESOURCES Corp
filed 2016-06-03
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Yes ☐  No ☒

At the close of business on June 2, 2016 the registrant had 6,560,527 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	April 30,	January 31,
	2016	2016
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$122,450	$135,765
Restricted cash	520	54
Accounts receivable	13,416	13,666
Inventory	25,732	17,178
Refundable income taxes	3,731	5,254
Prepaid expenses and other	6,285	6,407
Deferred taxes, net	1,036	1,036
Total current assets	173,170	179,360
Property and equipment, net	189,209	189,976
Other assets	6,692	6,642
Equity method investments	38,940	38,707
Total assets	$408,011	$414,685

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$7,143	$10,212
Accrued expenses and other current liabilities	6,958	9,423
Total current liabilities	14,101	19,635
Long-term liabilities:
Deferred taxes	38,304	38,304
Other long-term liabilities	987	987
Total long-term liabilities	39,291	39,291
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	144,856	144,844
Retained earnings	478,712	475,874
Treasury stock	(314,104)	(309,754)
Total REX shareholders’ equity	309,763	311,263
Noncontrolling interests	44,856	44,496
Total equity	354,619	355,759
Total liabilities and equity	$408,011	$414,685

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended
	April 30,
	2016	2015
	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$100,222	$105,197
Cost of sales	91,800	96,070
Gross profit	8,422	9,127
Selling, general and administrative expenses	(4,027)	(4,453)
Equity in income of unconsolidated affiliates	233	1,480
Gain on sale of investment	192	—
Gain on disposal of property and equipment, net	—	483
Interest and other income	160	218
Income before income taxes	4,980	6,855
Provision for income taxes	(1,514)	(2,416)
Net income	3,466	4,439
Net income attributable to noncontrolling interests	(628)	(512)
Net income attributable to REX common shareholders	$2,838	$3,927

Weighted average shares outstanding – basic	6,573	7,900

Basic net income per share attributable to REX common shareholders	$0.43	$0.50

Weighted average shares outstanding – diluted	6,594	7,900

Diluted net income per share attributable to REX common shareholders	$0.43	$0.50

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Equity

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2016	29,853	$299	23,204	$(309,754)	$144,844	$475,874	$44,496	$355,759

Net income						2,838	628	3,466

Treasury stock acquired			88	(4,353)				(4,353)

Stock based compensation expense				3	12			15

Noncontrolling interests distribution and other	—	—	—	—	—	—	(268)	(268)

Balance at April 30, 2016	29,853	$299	23,292	$(314,104)	$144,856	$478,712	$44,856	$354,619

Balance at January 31, 2015	29,853	$299	21,954	$(239,557)	$144,791	$444,438	$42,993	$392,964

Net income	—	—	—	—	—	3,927	512	4,439

Balance at April 30, 2015	29,853	$299	21,954	$(239,557)	$144,791	$448,365	$43,505	$397,403

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Three Months Ended
	April 30,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$3,466	$4,439
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, impairment charges and amortization	4,812	4,956
Income from equity method investments	(233)	(1,480)
Gain on disposal of real estate and property and equipment, net	—	(483)
Dividends received from equity method investees	—	3,634
Gain on sale of investment	(192)	—
Stock based compensation expense	15	—
Changes in assets and liabilities:
Accounts receivable	(1,833)	(1,133)
Inventories	(8,554)	(1,504)
Other assets	1,589	2,075
Accounts payable, trade	(2,284)	(1,629)
Other liabilities	(2,465)	(3,587)
Net cash (used in) provided by operating activities	(5,679)	5,288
Cash flows from investing activities:
Capital expenditures	(4,474)	(2,507)
Restricted cash	(466)	—
Proceeds from sale of investment	2,275	—
Proceeds from sale of real estate and property and equipment, net	—	1,402
Other	6	6
Net cash used in investing activities	(2,659)	(1,099)
Cash flows from financing activities:
Purchase of stock from noncontrolling interests holders	(268)	—
Treasury stock acquired	(4,709)	—
Net cash used in financing activities	(4,977)	—
Net (decrease) increase in cash and cash equivalents	(13,315)	4,189
Cash and cash equivalents, beginning of period	135,765	137,697
Cash and cash equivalents, end of period	$122,450	$141,886

Non cash investing activities – Accrued capital expenditures	$634	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 30, 2016

Note 1. Consolidated Condensed Financial Statements

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2016 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016 (fiscal year 2015). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2015 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Financial Instruments

A majority of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and non-food grade corn oil quantities expected to be produced by the Company over a reasonable period of time in the normal course of business. During fiscal year 2015, the Company began to carry a portion of its forward grain purchase contracts at fair value.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the three months ended April 30, 2016 or 2015.

As of April 30, 2016 and January 31, 2016, total unrecognized tax benefits were approximately $987,000. There were no accrued penalties and interest at April 30, 2016 or January 31, 2016. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $987,000. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There were no significant permanent write-downs of inventory at April 30, 2016 and January 31, 2016. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2016	January 31, 2016

Ethanol and other finished goods	$4,945	$3,105
Work in process	2,711	2,652
Grain and other raw materials	18,076	11,421
Total	$25,732	$17,178

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first quarter of fiscal year 2016 and approximately $125,000 of impairment charges in the first quarter of fiscal year 2015. The impairment charges are related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value.

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

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in a limited liability company in which it has a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investments in Big River Resources, LLC (“Big River”) and Patriot Holdings, LLC (“Patriot”) (through May 31, 2015 – see Note 12 for a discussion of the sale of the Company’s equity interest in Patriot) using the equity method of accounting and includes the results of these entities on a delayed basis of one month as they have a fiscal year end of December 31.

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

Accounting Changes and Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee share-Based Payment Accounting”. This standard simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based compensation. This standard is effective for annual and interim periods beginning after December 15, 2016. The Company has not determined the effect of this standard on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01. “Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company has not determined the effect of this standard on its consolidated financial statements and related disclosures.

Note 3. Leases

At April 30, 2016, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2017	$5,505
2018	6,575
2019	5,845
2020	4,341
2021	2,778
Thereafter	4,169
Total	$29,213

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

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries certain cash equivalents, investments and derivative instruments at fair value.

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

To ensure the prudent application of estimates and management judgement in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2016 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$92	$—	$—	$92
Investment in cooperative (2)	—	—	333	333
Total assets	$92	$—	$333	$425
Forward purchase contract liability (3)	$—	$3	$—	$3

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2016 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (2)	$—	$—	$333	$333
Forward purchase contracts liability (3)	$—	$312	$—	$312

(1) Commodity futures are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at April 30, 2016 or January 31, 2016.

Note 5. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2016	January 31, 2016

Land and improvements	$21,598	$21,598
Buildings and improvements	24,543	24,543
Machinery, equipment and fixtures	240,893	237,735
Construction in progress	6,936	6,094
	293,970	289,970
Less: accumulated depreciation	(104,761)	(99,994)
Total	$189,209	$189,976
13

Note 6. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	April 30, 2016	January 31, 2016

Real estate taxes refundable	$5,091	$5,091
Deposits	664	664
Other	937	887
Total	$6,692	$6,642

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with utility and other vendors.

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2016	January 31, 2016

Accrued utility charges	$1,695	$2,094
Accrued payroll and related items	1,732	3,760
Accrued real estate taxes	2,703	2,564
Other	828	1,005
Total	$6,958	$9,423

Note 8. Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2017. Any borrowings will be secured by the inventory and accounts receivable of One Earth or NuGen, specific to which entity borrows money under these facilities. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the three months ended April 30, 2016. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements, should they borrow on the loans.

Note 9. Stock-Based Compensation

The Company has a stock-based compensation plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. All of the Company’s existing share-based compensation awards have been determined to be equity awards. As a component of their compensation, restricted stock has been granted to directors at the market price of REX common stock on the date of the grant. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock. The following table summarizes non-vested stock award activity for the three months ended April 30, 2016:

	Non-Vested Shares	Weighted-Average Grant Date Fair Value (in thousands)	Weighted- Average Vesting Term (in years)

Non-Vested at January 31, 2016	3,168	$200
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-Vested at April 30, 2016	3,168	$200	2

At April 30, 2016, unrecognized compensation cost related to nonvested restricted stock was approximately $121,000.

Note 10. Derivative Financial Instruments

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at April 30,		Fair Value at April 30,
	2016	2015	2016	2015

Commodity futures (1)	$93	$8	$—	$—
Forward purchase contracts (2)	$—	$—	$3	$—
Total

(1) Commodity futures are included in other prepaid expense and other current assets. These futures contracts are for approximately 2.5 million bushels of corn at April 30, 2016 and approximately 35,000 bushels of corn at April 30, 2015.

(2) Forward purchase contracts are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 0.6 million bushels of corn.

As of April 30, 2016, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions amounts owed or owing with the same counterparty. As of April 30, 2016, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of April 30, 2016, the Company was required to maintain collateral with the counterparty in the amount of approximately $520,000 to secure the Company’s derivative liability position.

See Note 4 which contains fair value information related to derivative financial instruments.

Gains of approximately $488,000 for the first quarter of fiscal year 2016 on the Company’s derivative financial instruments were included in cost of sales on the Consolidated Condensed Statements of Operations. There were no gains or losses for the first quarter of fiscal year 2015.

Note 11. Net Income Per Share Attributable to REX Common Shareholders

The following table reconciles the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	April 30, 2016			April 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic net income per share attributable to REX common shareholders	$2,838	6,573	$0.43	$3,927	7,900	$0.50

Effect of restricted stock	—	21		—	—

Diluted net income per share attributable to REX common shareholders	$2,838	6,594	$0.43	$3,927	7,900	$0.50

For the three months ended April 30, 2016, all shares subject to outstanding restricted stock awards were dilutive. For the three months ended April 30, 2015, there were no shares subject to outstanding restricted stock awards and options.

Note 12. Investments

The following table summarizes equity method investments at April 30, 2016 and January 31, 2016 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2016	Carrying Amount January 31, 2016

Big River	9.7%	$38,940	$38,707

The following table summarizes income recognized from equity method investments for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2016	2015

Big River	$233	$1,007
Patriot (sold June 1, 2015)	—	473
Total	$233	$1,480

Undistributed earnings of the equity method investee totaled approximately $18.9 million and $18.7 million at April 30, 2016 and January 31, 2016, respectively. During the first quarter of fiscal year 2015, the Company received dividends from equity method investees of approximately $3.6 million. The Company did not receive dividends from the equity method investee in the first quarter of fiscal year 2016.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30, 2016		Three Months Ended April 30, 2015
	Patriot (1)	Big River	Patriot (1)	Big River

Net sales and revenue	$—	$183,571	$63,239	$184,806
Gross profit	$—	$5,870	$3,818	$10,805
Income from continuing operations	$—	$2,404	$1,779	$10,377
Net income	$—	$2,404	$1,779	$10,377

(1)	The Company’s equity interest in Patriot was sold June 1, 2015.

Big River has debt agreements that limit amounts Big River can pay in the form of dividends or advances to owners. The restricted net assets of Big River at April 30, 2016 and January 31, 2016 are approximately $309.9 million and $306.3 million, respectively.

On June 1, 2015, Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During the first quarter of fiscal year 2016, the Company received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price. As a result, the Company recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. At April 30, 2016, the Company has approximately $2.3 million in accounts receivable on the accompanying Consolidated Condensed Balance Sheet related to estimated escrow proceeds that were recognized as income. The Company expects that a determination of the final payment of escrowed proceeds to be received will occur by December 1, 2016.

Note 13. Income Taxes

The effective tax rate on consolidated pre-tax income was 30.4% for the three months ended April 30, 2016, and 35.2% for the three months ended April 30, 2015. The reduction in the effective tax rate primarily relates to a change in the apportionment of income to certain states and the impact of noncontrolling interests.

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

Unrecognized tax benefits, January 31, 2016	$987
Changes for prior years’ tax positions	—
Changes for current year tax positions	—
Unrecognized tax benefits, April 30, 2016	$987

Note 14. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 14.0 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through June 2016.

One Earth and NuGen have combined sales commitments for approximately 47.1 million gallons of ethanol, approximately 52,000 tons of distillers grains and approximately 8.1 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through July 2016.

Note 15. Net Sales and Revenue

The following table summarizes sales for each product and service group for the periods presented (amounts in thousands):

	Three Months Ended
	April 30,
Product or Service Category	2016	2015
Ethanol	$77,631	$78,572
Dried distillers grains	17,054	20,251
Non-food grade corn oil	3,846	3,959
Modified distillers grains	1,564	2,305
Other	127	110
Total	$100,222	$105,197

Note 16. Related-Party Transactions

During the first quarters of fiscal year 2016 and 2015, One Earth and NuGen purchased approximately $44.4 million and $38.1 million, respectively, of corn from minority equity investors and board members of those subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At April 30, 2016, we had equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped

One Earth Energy, LLC	115.5 M	74.9%	86.5 M
NuGen Energy, LLC	119.6 M	99.5%	119.0 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	106.5 M	9.7%	10.3 M
Big River Resources Galva, LLC	122.9 M	9.7%	11.9 M
Big River United Energy, LLC	127.2 M	5.4%	6.9 M
Big River Resources Boyceville, LLC	57.7 M	9.7%	5.6 M
Total	649.4 M		240.2 M

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

Future Energy

During fiscal year 2013, we entered into a joint venture with Hytken HPGP, LLC (“Hytken”) to file and defend patents for eSteam technology relating to heavy oil and oil sands production methods, and to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC.

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. We have paid approximately $1,661,000 cumulatively, including $50,000 in fiscal year 2016 for our ownership interest, patent and other expenses. Results of the formation and year to date operations of Future Energy, LLC were immaterial to the Consolidated Condensed Financial Statements.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2016, we did not change any of our critical accounting policies as disclosed in our 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2016. All other accounting policies used in preparing our interim fiscal year 2016 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2016” means the period February 1, 2016 to January 31, 2017.

Results of Operations

Comparison of Three Months Ended April 30, 2016 and 2015

The following table summarizes selected data from our consolidated operations for the periods presented:

	Three Months Ended
	April 30,
	2016	2015

Average selling price per gallon of ethanol	$1.32	$1.41
Gallons of ethanol sold (in millions)	58.7	55.8
Average selling price per ton of dried distillers grains	$125.29	$144.23
Tons of dried distillers grains sold	136,121	140,407
Average selling price per pound of non-food grade corn oil	$0.24	$0.28
Pounds of non-food grade corn oil sold (in millions)	15.7	13.9
Average selling price per ton of modified distillers grains	$59.82	$79.96
Tons of modified distillers grains sold	26,147	28,831
Average cost per bushel of grain	$3.52	$3.67
Average cost of natural gas (per mmbtu)	$3.22	$4.80

Net sales and revenue in the quarter ended April 30, 2016 were approximately $100.2 million compared to approximately $105.2 million in the prior year’s first quarter, representing a decrease of approximately $5.0 million.

The following table summarizes sales of our consolidated operations for each major product and service group for the periods presented (amounts in thousands):

	Three Months Ended
	April 30,
Product Category	2016	2015

Ethanol	$77,631	$78,572
Dried distillers grains	17,054	20,251
Non-food grade corn oil	3,846	3,959
Modified distillers grains	1,564	2,305
Other	127	110
Total	$100,222	$105,197

Ethanol sales decreased from approximately $78.6 million in the first quarter of fiscal year 2015 to approximately $77.6 million in the first quarter of fiscal year 2016, primarily a result of a $0.09 decline in the price per gallon sold. Management believes the decline in the selling price results primarily from the low crude oil prices experienced in the first quarter of fiscal year 2016 and an oversupply of ethanol. Dried distillers grains sales decreased from approximately $20.3 million in the first quarter of fiscal year 2015 to approximately $17.1 million in the first quarter of fiscal year 2016, primarily a result of a $18.94 decline in the price per ton sold. Management believes the decline in the selling price results primarily from the lower grain prices experienced during the first quarter of fiscal year 2016 and continued uncertainty of Chinese imports of domestic dried distillers grains as the China Ministry of Commerce announced, in January 2016, that it has initiated anti-dumping and countervailing duty investigations of U.S. dried distillers grains exports to China. Non-food grade corn oil sales in the first quarter of fiscal year 2016 were consistent with sales in the first quarter of fiscal year 2015. Modified distillers grains sales decreased from approximately $2.3 million in the first quarter of fiscal year 2015 to approximately $1.6 million in the first quarter of fiscal year 2016, primarily a result of a $20.14 decline in the price per ton sold in the first quarter of fiscal year 2016.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	220 million to 240 million gallons
Dried distillers grains	560,000 to 660,000 tons
Non-food grade corn oil	50 million to 70 million pounds
Modified distillers grains	60,000 to 90,000 tons

This expectation assumes that One Earth and NuGen will continue to operate at or near historical production levels, which is dependent upon the crush spread realized. The NuGen plant has received the EPA pathway approval and has permits to increase its production levels to 150 million gallons annually. We are working on debottlenecking the plant and plan to increase production levels over time dependent on industry conditions.

Gross profit for the first quarter of fiscal year 2016 was approximately $8.4 million (8.4% of net sales and revenue) which was approximately $0.7 million lower compared to approximately $9.1 million of gross profit (8.7% of net sales and revenue) for the first quarter of fiscal year 2015. The crush spread for the first quarter of fiscal year 2016 was approximately $0.10 per gallon of ethanol sold which was consistent with the first quarter of fiscal year 2015. The decline of approximately $3.2 million in sales of dried distillers grain compared to the first quarter of fiscal year 2015 negatively affected gross profit. Management believes this decline results primarily from overall lower grain prices in fiscal year 2016 compared to fiscal year 2015 and the continued uncertainty regarding Chinese imports of domestic distillers grains. Grain accounted for approximately 78% ($71.1 million) of our cost of sales during the first quarter of fiscal year 2016 compared to approximately 76% ($72.5 million) during the first quarter of fiscal year 2015. Natural gas accounted for approximately 5% ($5.0 million) of our cost of sales during the first quarter of fiscal year 2016 compared to approximately 8% ($7.5 million) during the first quarter of fiscal year 2015.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts is not a mature market. Consequently, we generally execute fixed price sales contracts for no more than two months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than two months. Approximately 1% of our forecasted ethanol, approximately 7% of our forecasted distillers grains and approximately 12% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $43.4 million for the remaining forecasted sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $32.7 million for the remaining forecasted grain purchases. Approximately 2% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.7 million for the remaining forecasted natural gas purchases.

Selling, general and administrative expenses for the first quarter of fiscal year 2016 were approximately $4.0 million, compared to approximately $4.5 million for the first quarter of fiscal year 2015. The majority of the fluctuation in expenses results from lower incentive compensation, professional fees and rail car lease charges in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015.

During the first quarters of fiscal years 2016 and 2015, we recognized income of approximately $0.2 million and $1.5 million, respectively, from our equity investments. Effective June 1, 2015, a merger between Patriot and CHS occurred in which our ownership interest in Patriot was sold; thus we ceased recording income from Patriot using the equity method of accounting. Income from Big River was approximately $0.2 million and $1.0 million during the first quarters of fiscal years 2016 and 2015, respectively. Income from Patriot was approximately $0.5 million in the first quarter of fiscal year 2015. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended April 30, 2016 of approximately 351 million gallons. Big River’s results in fiscal year 2016 were negatively impacted from commodity pricing and related hedging activities. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

On June 1, 2015 Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During the first quarter of fiscal year 2016, we received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price. As a result, we recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. At April 30, 2016, we have approximately $2.3 million in accounts receivable on the accompanying Consolidated Balance Sheet related to estimated escrow proceeds that were previously recognized as income. We expect that a determination of the final payment of escrowed proceeds to be received will occur by December 31, 2016.

Gain on disposal of property and equipment, net of approximately $0.5 million during the first quarter of fiscal year 2015 related to two real estate properties sold. There were no such property sales during the first quarter of fiscal year 2016.

Interest and other income was insignificant for the first quarters of fiscal years 2016 and 2015. We expect interest and other income to remain consistent with fiscal year 2015 levels for the remainder of fiscal year 2016.

As a result of the foregoing, income before income taxes was approximately $5.0 million for the first quarter of fiscal year 2016 versus approximately $6.9 million for the first quarter of fiscal year 2015.

Our effective tax rate was 30.4% and 35.2% for the first quarters of fiscal years 2016 and 2015, respectively. The reduction in the effective tax rate primarily relates to a change in the apportionment of income to certain states and the impact of noncontrolling interests. We expect our effective tax rate to approximate 30-35% (gross of noncontrolling interests) in future periods.

As a result of the foregoing, net income was approximately $3.5 million for the first quarter of fiscal year 2016 versus approximately $4.4 million for the first quarter of fiscal year 2015.

Income related to noncontrolling interests was approximately $0.6 million and approximately $0.5 million during the first quarters of fiscal years 2016 and 2015, respectively. These amounts represent the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2016 was approximately $2.8 million, a decrease of approximately $1.1 million from approximately $3.9 million for the first quarter of fiscal year 2015.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $5.7 million for the first quarter of fiscal year 2016, compared to cash provided of approximately $5.3 million for the first quarter of fiscal year 2015. For the first quarter of fiscal year 2016, cash was provided by net income of approximately $3.5 million and adjustments of approximately $4.4 million, which consist of depreciation, impairment charges and amortization, income from equity method investments and gain on sale of investment. An increase in the balance of accounts receivable used cash of approximately $1.8 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $8.6 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first quarter of fiscal year 2016. A decrease in the balance of accounts payable used cash of approximately $2.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. Other liabilities decreased approximately $2.5 million, which was primarily a result of the payments of accrued payroll and incentive compensation balances.

Net cash provided by operating activities was approximately $5.3 million for the first quarter of fiscal year 2015. For the first quarter of fiscal year 2015, cash was provided by net income of approximately $4.4 million, adjusted for non-cash items of approximately $3.0 million, which consisted of depreciation, impairment charges and amortization, income from equity method investments and gain on disposal of property and equipment. Dividends received from our equity method investees were approximately $3.6 million in the first quarter of fiscal year 2015. An increase in the balance of accounts receivable used cash of approximately $1.1 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $1.5 million, which was primarily a result of the timing of receipt of raw materials. A decrease in other assets provided cash of approximately $2.1 million, primarily related to refundable income taxes being used to satisfy quarterly payment requirements. A decrease in the balance of accounts payable used cash of approximately $1.6 million, which was primarily a result of normal variations in vendor shipments and payments. Other liabilities decreased approximately $3.6 million, which was primarily a result of the payments of accrued payroll and incentive compensation balances.

At April 30, 2016, working capital was approximately $159.1 million, consistent with approximately $159.7 million at January 31, 2016. The ratio of current assets to current liabilities was 12.3 to 1 at April 30, 2016 and 9.1 to 1 at January 31, 2016.

Cash of approximately $2.7 million was used in investing activities for the first quarter of fiscal year 2016, compared to approximately $1.1 million during the first quarter of fiscal year 2015. During the first quarter of fiscal year 2016, we had capital expenditures of approximately $4.5 million, primarily related to improvements at the One Earth and NuGen ethanol plants. We expect to spend between $6.0 million and $10.0 million during the remainder of fiscal year 2016 on various capital projects. During the first quarter of fiscal year 2016, restricted cash increased approximately $0.5 million as a result of increased hedging activities. During the first quarter of fiscal year 2016, we received approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the sale of our equity investment in Patriot.

Cash of approximately $1.1 million was used in investing activities for the first quarter of fiscal year 2015. During the first quarter of fiscal year 2015, we had capital expenditures of approximately $2.5 million, primarily related to improvements at the One Earth and NuGen ethanol plants. During the first quarter of fiscal year 2015, we sold two real estate properties that generated approximately $1.4 million of proceeds.

Cash used in financing activities totaled approximately $5.0 million for the first quarter of fiscal year 2016. There was no cash used in or provided by financing activities during the first quarter of fiscal year 2015. During the first quarter of fiscal year 2016, we used cash of approximately $4.7 million to purchase approximately 95,000 shares of our common stock in open market transactions. During the first quarter of fiscal year 2016, we used cash of approximately $0.3 million to purchase shares from noncontrolling members of One Earth; we do not expect such payments to be significant for the remainder of fiscal year 2016.

We are investigating various uses of our excess cash. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 155,000 shares. We do not currently plan to build a new ethanol plant. We also plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria.

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2017. Any borrowings will be secured by assets of One Earth or NuGen.

These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans as of April 30, 2016. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements. The specific covenant requirements, descriptions and calculated ratios and amounts at April 30, 2016 are as follows:

•	Maintain working capital of at least $5 million.

At April 30, 2016, working capital at One Earth and NuGen was approximately $61.7 million and $40.2 million, respectively.

One Earth and NuGen were in compliance with all covenants, as applicable, at April 30, 2016.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At April 30, 2016, One Earth and NuGen combined have purchase commitments for approximately 14.0 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through June 2016. At April 30, 2016, One Earth and NuGen have combined sales commitments for approximately 47.1 million gallons of ethanol, approximately 52,000 tons of distillers grains and approximately 8.1 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through July 2016. Approximately 1% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $33.6 million. Approximately 7% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $7.8 million. Approximately 12% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.6 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $32.7 million. Approximately 2% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.7 million.

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

Item 1A. Risk Factors

During the quarter ended April 30, 2016, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first three months of fiscal year 2016, neither One Earth nor NuGen paid dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-29, 2016	87,904	$49.52	87,904	155,334
March 1-31, 2016	—	—	—	155,334
April 1-30, 2016	—	—	—	155,334
Total	87,904	$49.52	87,904	155,334

(1)	On August 26, 2015, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At April 30, 2016, a total of 155,334 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	June 3, 2016

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	June 3, 2016
30