Form 10-Q
period 2016-07-31
REX AMERICAN RESOURCES Corp
filed 2016-08-31
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

At the close of business on August 30, 2016 the registrant had 6,582,029 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	July 31,	January 31,
	2016	2016
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$134,651	$135,765
Restricted cash	110	54
Accounts receivable	15,833	13,666
Inventory	23,633	17,178
Refundable income taxes	1,562	5,254
Prepaid expenses and other	6,956	6,407
Deferred taxes, net	1,036	1,036
Total current assets	183,781	179,360
Property and equipment, net	189,006	189,976
Other assets	6,395	6,642
Equity method investments	38,622	38,707
Total assets	$417,804	$414,685

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$7,056	$10,212
Accrued expenses and other current liabilities	8,346	9,423
Total current liabilities	15,402	19,635
Long-term liabilities:
Deferred taxes	38,304	38,304
Other long-term liabilities	1,158	987
Total long-term liabilities	39,462	39,291
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	145,721	144,844
Retained earnings	486,888	475,874
Treasury stock	(313,849)	(309,754)
Total REX shareholders’ equity	319,059	311,263
Noncontrolling interests	43,881	44,496
Total equity	362,940	355,759
Total liabilities and equity	$417,804	$414,685

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In Thousands, Except Per Share Amounts)
Net sales and revenue	$115,707	$113,480	$215,929	$218,677
Cost of sales	98,423	95,204	190,223	191,274
Gross profit	17,284	18,276	25,706	27,403
Selling, general and administrative expenses	(5,206)	(6,456)	(9,233)	(10,909)
Equity in income of unconsolidated affiliates	1,186	5,063	1,419	6,543
Gain on sale of investment	—	10,385	192	10,385
Gain on disposal of property and equipment, net	185	12	185	495
Interest and other income	97	107	257	325
Income before income taxes	13,546	27,387	18,526	34,242
Provision for income taxes	(4,517)	(8,676)	(6,031)	(11,092)
Net income	9,029	18,711	12,495	23,150
Net income attributable to noncontrolling interests	(853)	(2,344)	(1,481)	(2,856)
Net income attributable to REX common shareholders	$8,176	$16,367	$11,014	$20,294

Weighted average shares outstanding – basic and diluted	6,586	7,580	6,590	7,737

Basic and diluted net income per share attributable to REX common shareholders	$1.24	$2.16	$1.67	$2.62

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Equity

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2016	29,853	$299	23,204	$(309,754)	$144,844	$475,874	$44,496	$355,759

Net income						11,014	1,481	12,495

Treasury stock acquired			88	(4,353)				(4,353)

Stock based compensation expense			(22)	258	877			1,135

Noncontrolling interests distribution and other	—	—	—	—	—	—	(2,096)	(2,096)

Balance at July 31, 2016	29,853	$299	23,270	$(313,849)	$145,721	$486,888	$43,881	$362,940

Balance at January 31, 2015	29,853	$299	21,954	$(239,557)	$144,791	$444,438	$42,993	$392,964

Net income						20,294	2,856	23,150

Treasury stock acquired			764	(46,190)				(46,190)

Stock based compensation expense			(3)	2	10			12

Noncontrolling interests distribution and other	—	—	—	—	—	—	(507)	(507)

Balance at July 31, 2015	29,853	$299	22,715	$(285,745)	$144,801	$464,732	$45,342	$369,429

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Six Months Ended
	July 31,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$12,495	$23,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, impairment charges and amortization	9,748	9,430
Income from equity method investments	(1,419)	(6,543)
Gain on disposal of real estate and property and equipment, net	(185)	(495)
Dividends received from equity method investees	1,504	5,638
Gain on sale of investment	(192)	(10,385)
Deferred income tax	—	(8,644)
Stock based compensation expense	40	10
Changes in assets and liabilities:
Accounts receivable	(4,250)	(2,754)
Inventories	(6,455)	(5,188)
Other assets	2,989	192
Accounts payable, trade	(3,087)	261
Other liabilities	169	(2,110)
Net cash provided by operating activities	11,357	2,562
Cash flows from investing activities:
Capital expenditures	(9,334)	(5,865)
Restricted cash	(56)	(203)
Restricted investments and deposits	409	250
Proceeds from sale of investment	2,275	45,476
Proceeds from sale of real estate and property and equipment, net	1,028	1,935
Other	12	12
Net cash (used in) provided by investing activities	(5,666)	41,605
Cash flows from financing activities:
Dividend payments to and purchases of stock from noncontrolling interests holders	(2,096)	(507)
Treasury stock acquired	(4,709)	(43,250)
Net cash used in financing activities	(6,805)	(43,757)
Net (decrease) increase in cash and cash equivalents	(1,114)	410
Cash and cash equivalents, beginning of period	135,765	137,697
Cash and cash equivalents, end of period	$134,651	$138,107

Non cash investing activities – Accrued capital expenditures	$1,350	$370
Non cash financing activities – Accrued treasury stock repurchases	$—	$2,938
Non cash financing activities – Equity awards issued	$1,095	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 2016

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

Cost of Sales

Cost of sales includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products.

Selling, General and Administrative Expenses

The Company includes non-production related costs such as professional fees, selling charges and certain payroll in selling, general and administrative expenses.

Financial Instruments

Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and non-food grade corn oil quantities expected to be produced by the Company over a reasonable period of time in the normal course of business. During fiscal year 2015, the Company began to carry a portion of its forward grain purchase contracts at fair value.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $1,010,000 and $19,680,000 during the six months ended July 31, 2016 and 2015, respectively. The Company received no refunds of income taxes during the six months ended July 31, 2016. The Company received refunds of state income taxes of approximately $100,000 during the six months ended July 31, 2015.

As of July 31, 2016 and January 31, 2016, total unrecognized tax benefits were approximately $987,000. Accrued penalties and interest were approximately $171,000 at July 31, 2016. There were no accrued penalties and interest at January 31, 2016. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $987,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There were no significant permanent write-downs of inventory at July 31, 2016 and January 31, 2016. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	July 31, 2016	January 31, 2016

Ethanol and other finished goods	$5,469	$3,105
Work in process	2,912	2,652
Grain and other raw materials	15,252	11,421
Total	$23,633	$17,178

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first six months of fiscal year 2016 and approximately $125,000 of impairment charges in the first six months of fiscal year 2015, included in cost of sales in the accompanying Consolidated Condensed Statement of Operations. The impairment charges are related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value.

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

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in a limited liability company in which it has a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investments in Big River Resources, LLC (“Big River”) and Patriot Holdings, LLC (“Patriot”) (through May 31, 2015 – see Note 10 for a discussion of the sale of the Company’s equity interest in Patriot) using the equity method of accounting and includes the results of these entities on a delayed basis of one month as they have a fiscal year end of December 31.

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

In February 2016, the FASB issued ASU 2016-02 “Leases”. This standard requires that virtually all leases will be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company will be required to adopt this standard effective February 1, 2019. The Company has not determined the effect of this standard on its consolidated financial statements and related disclosures.

Note 3. Leases

At July 31, 2016, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2017	$3,669
2018	6,575
2019	5,845
2020	4,341
2021	2,778
Thereafter	4,169
Total	$27,377

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

To ensure the prudent application of estimates and management judgement in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2016 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$632	$—	$—	$632
Investment in cooperative (2)	—	—	333	333
Total assets	$632	$—	$333	$965
Forward purchase contract liability (3)	$—	$695	$—	$695

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2016 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (2)	$—	$—	$333	$333

Forward purchase contracts liability (3)	$—	$312	$—	$312

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

There were no assets measured at fair value on a non-recurring basis at July 31, 2016 or January 31, 2016.

Note 5. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2016	January 31, 2016

Land and improvements	$21,069	$21,598
Buildings and improvements	24,280	24,543
Machinery, equipment and fixtures	252,357	237,735
Construction in progress	331	6,094
	298,037	289,970
Less: accumulated depreciation	(109,031)	(99,994)
Total	$189,006	$189,976

Note 6. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	July 31, 2016	January 31, 2016

Real estate taxes refundable	$5,186	$5,091
Deposits	255	664
Other	954	887
Total	$6,395	$6,642

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with utility and other vendors.

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2016	January 31, 2016

Accrued utility charges	$1,866	$2,094
Accrued payroll and related items	1,794	3,760
Accrued income taxes	1,140	—
Accrued real estate taxes	2,100	2,564
Other	1,446	1,005
Total	$8,346	$9,423

Note 8. Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2017. Any borrowings will be secured by the inventory and accounts receivable of One Earth or NuGen, specific to which entity borrows money under these facilities. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the six months ended July 31, 2016. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements, should they borrow on the loans.

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at		Fair Value at
	July 31,		July 31,
	2016	2015	2016	2015

Commodity futures (1)	$632	$448	$—	$—
Forward purchase contracts (2)	$—	$—	$695	$469
Total

(1) Commodity futures are included in other prepaid expense and other current assets. These futures contracts are for approximately 1.3 million and approximately 1.6 million bushels of corn at July 31, 2016 and 2015, respectively.

(2) Forward purchase contracts are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 0.9 million and approximately 1.1 million bushels of corn at July 31, 2016 and 2015, respectively.

As of July 31, 2016, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions amounts owed or owing with the same counterparty. As of July 31, 2016, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of July 31, 2016, the Company was required to maintain collateral with the counterparty in the amount of approximately $110,000 to secure the Company’s derivative liability position.

See Note 4 which contains fair value information related to derivative financial instruments.

Gains of approximately $1,136,000 and $59,000 for the second quarters of fiscal years 2016 and 2015, respectively, on the Company’s derivative financial instruments were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains of approximately $1,625,000 and $75,000 for the first six months of fiscal years 2016 and 2015, respectively, on the Company’s derivative financial instruments were included in cost of sales on the Consolidated Condensed Statements of Operations.

Note 10. Investments

The following table summarizes equity method investments at July 31, 2016 and January 31, 2016 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount July 31, 2016	Carrying Amount January 31, 2016

Big River	9.7%	$38,622	$38,707

The following table summarizes income recognized from equity method investments for the periods presented (dollars in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015

Big River	$1,186	$2,589	$1,419	$3,596
Patriot (sold June 1, 2015)	—	2,474	—	2,947
Total	$1,186	$5,063	$1,419	$6,543

Undistributed earnings of the equity method investee totaled approximately $18.6 million and $18.7 million at July 31, 2016 and January 31, 2016, respectively. During the first six months of fiscal years 2016 and 2015, the Company received dividends from equity method investees of approximately $1.5 million and $5.6 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31, 2016		Three Months Ended July 31, 2015
	Patriot (1)	Big River	Patriot (1)	Big River

Net sales and revenue	$—	$210,974	$52,375	$223,191
Gross profit	$—	$17,057	$10,605	$38,463
Income from continuing operations	$—	$12,216	$9,321	$26,663
Net income	$—	$12,216	$9,321	$26,663
16

	Six Months Ended July 31, 2016		Six Months Ended July 31, 2015
	Patriot (1)	Big River	Patriot (1)	Big River

Net sales and revenue	$—	$394,545	$115,614	$407,998
Gross profit	$—	$22,928	$14,424	$49,267
Income from continuing operations	$—	$14,620	$11,100	$37,040
Net income	$—	$14,620	$11,100	$37,040

(1)	The Company’s equity interest in Patriot was sold June 1, 2015, results are for the two and five month periods ended May 31, 2015.

Big River has debt agreements that limit amounts Big River can pay in the form of dividends or advances to owners. The restricted net assets of Big River at July 31, 2016 and January 31, 2016 are approximately $303.3 million and $306.3 million, respectively.

On June 1, 2015, Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During the first quarter of fiscal year 2016, the Company received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price. As a result, the Company recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. At July 31, 2016, the Company has approximately $2.3 million in accounts receivable on the accompanying Consolidated Condensed Balance Sheet related to estimated escrow proceeds that were recognized as income. The Company expects that a determination of the final payment of escrowed proceeds to be received will occur by December 1, 2016.

Note 11. Income Taxes

The effective tax rate on consolidated pre-tax income was 33.3% for the three months ended July 31, 2016, and 31.7% for the three months ended July 31, 2015. The effective tax rate on consolidated pre-tax income was 32.6% for the six months ended July 31, 2016, and 32.4% for the six months ended July 31, 2015. The fluctuation in the effective tax rate primarily relates to the impact of noncontrolling interests.

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

Unrecognized tax benefits, January 31, 2016	$987
Changes for prior years’ tax positions	171
Changes for current year tax positions	—
Unrecognized tax benefits, July 31, 2016	$1,158

Note 12. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 8.2 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through December 2016.

One Earth and NuGen have combined sales commitments for approximately 37.2 million gallons of ethanol, approximately 61,000 tons of distillers grains and approximately 9.9 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through September 2016.

Note 13. Net Sales and Revenue

The following table summarizes sales for each product and service group for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Product or Service Category	2016	2015	2016	2015
Ethanol	$90,933	$86,990	$168,564	$165,562
Dried distillers grains	18,946	21,585	36,000	41,836
Non-food grade corn oil	4,738	4,049	8,584	8,008
Modified distillers grains	983	696	2,547	3,001
Other	107	160	234	270
Total	$115,707	$113,480	$215,929	$218,677

Note 14. Related-Party Transactions

During the second quarters of fiscal year 2016 and 2015, One Earth and NuGen purchased approximately $36.0 million and approximately $38.0 million, respectively, of corn from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $80.4 million and approximately $76.3 million for the six months ended July 31, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At July 31, 2016, we had equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped		REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	117.0	M	75.0%	87.8	M
NuGen Energy, LLC	121.1	M	99.5%	120.5	M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	107.7	M	9.7%	10.4	M
Big River Resources Galva, LLC	125.0	M	9.7%	12.1	M
Big River United Energy, LLC	126.1	M	5.4%	6.8	M
Big River Resources Boyceville, LLC	57.9	M	9.7%	5.6	M
Total	654.8	M		243.2	M

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase and forward ethanol, distillers grains and corn oil sale contracts as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. We have paid approximately $1,684,000 cumulatively, including $73,000 in fiscal year 2016 for our ownership interest, patent and other expenses.

Critical Accounting Policies and Estimates

During the three months ended July 31, 2016, we did not change any of our critical accounting policies as disclosed in our 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2016. All other accounting policies used in preparing our interim fiscal year 2016 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2016” means the period February 1, 2016 to January 31, 2017.

Results of Operations

Comparison of Three and Six Months Ended July 31, 2016 and 2015

The following table summarizes selected data from our consolidated operations for the periods presented:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Average selling price per gallon of ethanol	$1.49	$1.50	$1.41	$1.46
Gallons of ethanol sold (in millions)	60.9	57.9	119.7	113.7
Average selling price per ton of dried distillers grains	$134.81	$169.31	$130.12	$156.16
Tons of dried distillers grains sold	140,541	127,493	276,662	267,900
Average selling price per pound of non-food grade corn oil	$0.29	$0.28	$0.27	$0.28
Pounds of non-food grade corn oil sold (in millions)	16.4	14.6	32.2	28.5
Average selling price per ton of modified distillers grains	$56.60	$73.95	$58.54	$78.48
Tons of modified distillers grains sold	17,370	9,415	43,517	38,246
Average cost per bushel of grain	$3.73	$3.64	$3.63	$3.65
Average cost of natural gas (per mmbtu)	$2.71	$3.42	$2.96	$4.13

Net sales and revenue in the quarter ended July 31, 2016 were approximately $115.7 million compared to approximately $113.5 million in the prior year’s second quarter, representing an increase of approximately $2.2 million. Net sales and revenue in the first six months of fiscal year 2016 were approximately $215.9 million compared to approximately $218.7 million in the in the first six months of fiscal year 2015, representing a decrease of approximately $2.8 million.

The following table summarizes sales of our consolidated operations for each major product and service group for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Product Category	2016	2015	2016	2015

Ethanol	$90,933	$86,990	$168,564	$165,562
Dried distillers grains	18,946	21,585	36,000	41,836
Non-food grade corn oil	4,738	4,049	8,584	8,008
Modified distillers grains	983	696	2,547	3,001
Other	107	160	234	270
Total	$115,707	$113,480	$215,929	$218,677
21

Ethanol sales increased from approximately $87.0 million in the second quarter of fiscal year 2015 to approximately $90.9 million in the second quarter of fiscal year 2016, primarily a result of an increase of three million gallons sold. Dried distillers grains sales decreased from approximately $21.6 million in the second quarter of fiscal year 2015 to approximately $18.9 million in the second quarter of fiscal year 2016, primarily a result of a $34.50 decline in the price per ton sold. The decline in selling price was partially offset by a 10% increase in tons sold. Management believes the decline in the selling price results primarily from the ongoing uncertainty of Chinese imports of domestic dried distillers grains as the China Ministry of Commerce announced, in January 2016, that it has initiated anti-dumping and countervailing duty investigations of U.S. dried distillers grains exports to China. Non-food grade corn oil sales increased from approximately $4.0 million in the second quarter of fiscal year 2015 to approximately $4.7 million in the second quarter of fiscal year 2016, primarily a result of a 12% increase in pounds sold. Modified distillers grains sales increased from approximately $0.7 million in the second quarter of fiscal year 2015 to approximately $1.0 million in the second quarter of fiscal year 2016, primarily a result of an increase of approximately 8,000 tons sold.

Ethanol sales increased from approximately $165.6 million in the first six months of fiscal year 2015 to approximately $168.6 million in the first six months of fiscal year 2016, primarily a result of an increase of six million gallons sold. The volume increase was partially offset by a $0.05 decline in the price per gallon sold. Management believes the decline in the selling price results primarily from the low crude oil prices experienced in fiscal year 2016 and an oversupply of ethanol. Dried distillers grains sales decreased from approximately $41.8 million in the first six months of fiscal year 2015 to approximately $36.0 million in the first six months of fiscal year 2016, primarily a result of a $26.04 decline in the price per ton sold. The decline in selling price was partially offset by a 3% increase in tons sold. Management believes the decline in the selling price results primarily from the ongoing uncertainty of Chinese imports of domestic dried distillers grains as the China Ministry of Commerce announced, in January 2016, that it has initiated anti-dumping and countervailing duty investigations of U.S. dried distillers grains exports to China. Non-food grade corn oil sales increased from approximately $8.0 million in the first six months of fiscal year 2015 to approximately $8.6 million in the first six months of fiscal year 2016, primarily a result of a 13% increase in pounds sold. Modified distillers grains sales decreased from approximately $3.0 million in the first six months of fiscal year 2015 to approximately $2.5 million in the first six months of fiscal year 2016 primarily a result of a $19.94 decline in the price per ton sold.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	240 million to 260 million gallons
Dried distillers grains	560,000 to 660,000 tons
Non-food grade corn oil	60 million to 75 million pounds
Modified distillers grains	60,000 to 90,000 tons

This expectation assumes that One Earth and NuGen will continue to operate at or near historical production levels, which is dependent upon the crush spread realized. The NuGen plant has received the EPA pathway approval and has permits to increase its production levels to 150 million gallons annually. We are working on debottlenecking the plants and plan to increase production levels over time dependent on industry conditions and plant profitability. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit for the second quarter of fiscal year 2016 was approximately $17.3 million (14.9% of net sales and revenue) which was approximately $1.0 million lower compared to approximately $18.3 million of gross profit (16.1% of net sales and revenue) for the second quarter of fiscal year 2015. The crush spread for the second quarter of fiscal year 2016 was approximately $0.20 per gallon of ethanol sold compared to the second quarter of fiscal year 2015 which was approximately $0.22 per gallon of ethanol sold. The decline of approximately $2.6 million in sales of dried distillers grain compared to the second quarter of fiscal year 2015 negatively affected gross profit. Management believes this decline results primarily from the continued uncertainty regarding Chinese imports of domestic distillers grains. Grain accounted for approximately 79% ($77.6 million) of our cost of sales during the second quarter of fiscal year 2016 compared to approximately 75% ($71.7 million) during the second quarter of fiscal year 2015. Natural gas accounted for approximately 4% ($4.2 million) of our cost of sales during the second quarter of fiscal year 2016 compared to approximately 5% ($5.1 million) during the second quarter of fiscal year 2015.

Gross profit for the first six months of fiscal year 2016 was approximately $25.7 million (11.9% of net sales and revenue) which was approximately $1.7 million lower compared to approximately $27.4 million of gross profit (12.5% of net sales and revenue) for the first six months of fiscal year 2015. The crush spread for the first six months of fiscal year 2016 was approximately $0.16 per gallon of ethanol sold compared to approximately $0.18 per gallon of ethanol sold during the first six months of fiscal year 2015. Grain accounted for approximately 78% ($148.7 million) of our cost of sales during the first six months of fiscal year 2016 compared to approximately 76% ($144.2 million) during the first six months of fiscal year 2015. Natural gas accounted for approximately 5% ($9.1 million) of our cost of sales during the first six months of fiscal year 2016 compared to approximately 7% ($12.5 million) during the first six months of fiscal year 2015. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Based on existing contracts at the end of the second quarter of fiscal year 2016 and subsequently executed contracts, approximately 7% of our forecasted ethanol, approximately 18% of our forecasted distillers grains and approximately 17% our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $42.3 million for the remaining forecasted sales. Similarly, approximately 8% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $29.3 million for the remaining forecasted grain purchases. Approximately 3% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.8 million for the remaining forecasted natural gas purchases.

Selling, general and administrative expenses for the second quarter of fiscal year 2016 were approximately $5.2 million, compared to approximately $6.5 million for the second quarter of fiscal year 2015. Selling, general and administrative expenses for the first six months of fiscal year 2016 were approximately $9.2 million, compared to approximately $10.9 million for the first six months of fiscal year 2015. The decrease is primarily related to lower incentive compensation which is consistent with the lower profitability in fiscal year 2016. We expect selling, general and administrative expenses to remain consistent with fiscal year 2015 results in future periods, with the exception of variability of incentive compensation which is based upon Company profitability.

During the second quarters of fiscal years 2016 and 2015, we recognized income of approximately $1.2 million and $5.1 million, respectively, from our equity investments. Effective June 1, 2015, a merger between Patriot and CHS occurred in which our ownership interest in Patriot was sold; thus we ceased recording income from Patriot using the equity method of accounting. Income from Big River was approximately $1.2 million and $2.6 million during the second quarters of fiscal years 2016 and 2015, respectively. Income from Patriot was approximately $2.5 million in the second quarter of fiscal year 2015. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended July 31, 2016 of approximately 354 million gallons. Big River’s results in fiscal year 2016 have been negatively impacted from commodity pricing and related hedging activities. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

During the first quarter of fiscal year 2016, we received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the merger between Patriot and CHS. As a result, we recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. At July 31, 2016, we have approximately $2.3 million in accounts receivable on the accompanying Consolidated Condensed Balance Sheet related to estimated escrow proceeds that were previously recognized as income. We expect that a determination of the final payment of escrowed proceeds to be received will occur by December 31, 2016.

On June 1, 2015, Patriot and a subsidiary of CHS completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. We received a cash payment of approximately $45.5 million at the closing, representing our proportionate share of the merger proceeds. The total merger consideration was approximately $196 million in cash subject to certain adjustments and certain escrow holdbacks. In connection with this transaction, we recognized a gain of approximately $10.4 million during the second quarter of fiscal year 2015.

Gain on disposal of property and equipment of approximately $0.2 million during the second quarter and first six months of fiscal year 2016 related to two real estate properties sold. Three properties were sold for a gain of approximately $0.5 million during the first six months of fiscal year 2015.

Interest and other income was insignificant for both the second quarters and first six months of fiscal years 2016 and 2015. We expect interest and other income to remain consistent with fiscal year 2015 levels for the remainder of fiscal year 2016.

As a result of the foregoing, income before income taxes was approximately $13.5 million for the second quarter of fiscal year 2016 versus approximately $27.4 million for the second quarter of fiscal year 2015. Income from continuing operations before income taxes was approximately $18.5 million for the first six months of fiscal year 2016 versus approximately $34.2 million for the first six months of fiscal year 2015.

Our effective tax rate was 33.3% and 31.7% for the second quarters of fiscal years 2016 and 2015, respectively, and 32.6% and 32.4% for the first six months of fiscal years 2016 and 2015, respectively. The fluctuation in the effective tax rate primarily relates to the impact of noncontrolling interests. We expect our effective tax rate to approximate 30-35% (gross of noncontrolling interests) in future periods.

As a result of the foregoing, net income was approximately $9.0 million for the second quarter of fiscal year 2016 versus approximately $18.7 million for the second quarter of fiscal year 2015. Net income was approximately $12.5 million for the six months of fiscal year 2016 versus approximately $23.2 million for the first six months of fiscal year 2015.

Income related to noncontrolling interests was approximately $0.9 million and approximately $2.3 million during the second quarters of fiscal years 2016 and 2015, respectively, and was approximately $1.5 million and approximately $2.9 million during the first six months of fiscal years 2016 and 2015, respectively. These amounts represent the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2016 was approximately $8.2 million, a decrease of approximately $8.2 million from approximately $16.4 million for the second quarter of fiscal year 2015. Net income attributable to REX common shareholders for the first six months of fiscal year 2016 was approximately $11.0 million, a decrease of approximately $9.3 million from approximately $20.3 million for the first six months of fiscal year 2015. The decreases from fiscal year 2015 periods primarily relate to the sale of Patriot in fiscal year 2015.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $11.4 million for the first six months of fiscal year 2016, compared to approximately $2.6 million for the first six months of fiscal year 2015. For the first six months of fiscal year 2016, cash was provided by net income of approximately $12.5 million, adjusted for non-cash items of approximately $8.0 million, which consisted of depreciation and amortization, income from equity method investments, gain on disposal of real estate and property and equipment, net and gain on sale of investment. We received dividends from Big River of approximately $1.5 million during the first six months of fiscal year 2016. An increase in the balance of accounts receivable used cash of approximately $4.3 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $6.5 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the second quarter of fiscal year 2016. A decrease in the balance of other assets provided cash of approximately $3.0 million, as overpayments of income taxes were more than sufficient to offset estimates of our current year liabilities. A decrease in the balance of accounts payable used cash of approximately $3.1 million, which was primarily a result of the timing of inventory receipts and vendor payments.

Net cash provided by operating activities was approximately $2.6 million for the first six months of fiscal year 2015. For the first six months of fiscal year 2015, cash was provided by net income of approximately $23.2 million, adjusted for non-cash items of approximately ($8.0) million, which consisted of depreciation, impairment charges and amortization, income from equity method investments, gain on sale of investment and gain on disposal of property and equipment. Dividends received from our equity method investees were approximately $5.6 million in the first six months of fiscal year 2015. A decrease in deferred income taxes used cash of approximately $8.6 million, and is primarily related to the expected impact of taxable income (related to the sale of our equity interest in Patriot) exceeding book income in fiscal year 2015. An increase in the balance of accounts receivable used cash of approximately $2.8 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $5.2 million, which was primarily a result of the timing of receipt of raw materials. Other liabilities decreased approximately $2.1 million, which was primarily a result of the payments of accrued payroll and incentive compensation balances.

At July 31, 2016, working capital was approximately $168.4 million, compared to approximately $159.7 million at January 31, 2016. The ratio of current assets to current liabilities was 11.9 to 1 at July 31, 2016 and 9.1 to 1 at January 31, 2016.

Cash of approximately $5.7 million was used in investing activities for the first six months of fiscal year 2016, compared to cash provided of approximately $41.6 million during the first six months of fiscal year 2015. During the first six months of fiscal year 2016, we had capital expenditures of approximately $9.3 million, primarily related to improvements at the One Earth and NuGen ethanol plants. We expect to spend between $3.0 million and $5.0 million during the remainder of fiscal year 2016 on various capital projects. During the first six months of fiscal year 2016, we received approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the sale of our equity investment in Patriot. We received approximately $1.0 million of proceeds from the sale of two real estate properties during the first six months of fiscal year 2016.

Cash of approximately $41.6 million was provided by investing activities for the first six months of fiscal year 2015. During the first six months of fiscal year 2015, we had capital expenditures of approximately $5.9 million, primarily related to improvements at the One Earth and NuGen ethanol plants. The sale of our equity investment in Patriot provided cash of approximately $45.5 million during the first six months of fiscal year 2015. During the first six months of fiscal year 2015, we sold three real estate properties that generated approximately $1.9 million of proceeds.

Cash used in financing activities totaled approximately $6.8 million for the first six months of fiscal year 2016 compared to cash used of approximately $43.8 million for the first six months of fiscal year 2015. During the first six months of fiscal year 2016, we used cash of approximately $4.7 million to purchase approximately 95,000 shares of our common stock in open market transactions. During the first six months of fiscal year 2016, we used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. We do not expect such payments to be significant for the remainder of fiscal year 2016.

Cash used in financing activities totaled approximately $43.8 million for the first six months of fiscal year 2015. We used cash of approximately $43.3 million to purchase approximately 708,000 shares of our common stock in open market transactions. During the first six months of fiscal year 2015, we used cash of approximately $0.5 million to purchase shares from noncontrolling members of One Earth.

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

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2017. Any borrowings will be secured by assets of One Earth or NuGen. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans as of July 31, 2016. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements, should they borrow on the loans. The specific covenant requirements, descriptions and calculated ratios and amounts at July 31, 2016 are as follows:

•	Maintain working capital of at least $5 million.

At July 31, 2016, working capital at One Earth and NuGen was approximately $57.6 million and $45.1 million, respectively.

One Earth and NuGen were in compliance with all covenants, as applicable, at July 31, 2016.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At July 31, 2016, One Earth and NuGen combined have purchase commitments for approximately 8.2 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through December 2016. At July 31, 2016, One Earth and NuGen have combined sales commitments for approximately 37.2 million gallons of ethanol, approximately 61,000 tons of distillers grains and approximately 9.9 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through September 2016. Approximately 7% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $33.7 million. Approximately 18% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $6.5 million. Approximately 17% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.7 million. Similarly, approximately 8% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $29.3 million. Approximately 3% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.8 million.

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

Item 1A. Risk Factors

During the quarter ended July 31, 2016, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first six months of fiscal year 2016, One Earth and NuGen paid dividends to REX of approximately $5.1 million and $5.8 million, respectively.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	August 31, 2016

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	August 31, 2016
30