Form 10-Q
period 2016-10-31
REX AMERICAN RESOURCES Corp
filed 2016-12-01
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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

Yes ☐ No ☒

At the close of business on November 30, 2016 the registrant had 6,582,029 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	October 31,	January 31,
	2016	2016
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$162,753	$135,765
Restricted cash	46	54
Accounts receivable	13,269	13,666
Inventory	19,483	17,178
Refundable income taxes	1,956	5,254
Prepaid expenses and other	6,680	6,407
Deferred taxes, net	1,537	1,036
Total current assets	205,724	179,360
Property and equipment, net	186,219	189,976
Other assets	6,432	6,642
Equity method investments	37,954	38,707
Total assets	$436,329	$414,685

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$10,999	$10,212
Accrued expenses and other current liabilities	10,875	9,423
Total current liabilities	21,874	19,635
Long-term liabilities:
Deferred taxes	37,786	38,304
Other long-term liabilities	2,227	987
Total long-term liabilities	40,013	39,291
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	145,744	144,844
Retained earnings	495,826	475,874
Treasury stock	(313,844)	(309,754)
Total REX shareholders’ equity	328,025	311,263
Noncontrolling interests	46,417	44,496
Total equity	374,442	355,759
Total liabilities and equity	$436,329	$414,685

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$116,283	$110,584	$332,212	$329,261
Cost of sales	96,121	96,311	286,344	287,585
Gross profit	20,162	14,273	45,868	41,676
Selling, general and administrative expenses	(5,082)	(4,720)	(14,315)	(15,629)
Equity in income of unconsolidated affiliates	1,838	1,314	3,257	7,857
Gain on sale of investment	—	—	192	10,385
Gain on disposal of property and equipment, net	179	1	364	496
Interest and other income	117	199	374	524
Income before income taxes	17,214	11,067	35,740	45,309
Provision for income taxes	(5,740)	(1,634)	(11,771)	(12,726)
Net income	11,474	9,433	23,969	32,583
Net income attributable to noncontrolling interests	(2,536)	(1,977)	(4,017)	(4,833)
Net income attributable to REX common shareholders	$8,938	$7,456	$19,952	$27,750

Weighted average shares outstanding – basic and diluted	6,590	6,915	6,591	7,460

Basic and diluted net income per share attributable to REX common shareholders	$1.36	$1.08	$3.03	$3.72

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Equity

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2016	29,853	$299	23,204	$(309,754)	$144,844	$475,874	$44,496	$355,759

Net income						19,952	4,017	23,969

Treasury stock acquired			88	(4,353)				(4,353)

Issuance of equity awards and stock based compensation expense			(22)	263	900			1,163

Noncontrolling interests distribution and other	—	—	—	—	—	—	(2,096)	(2,096)

Balance at October 31, 2016	29,853	$299	23,270	$(313,844)	$145,744	$495,826	$46,417	$374,442

Balance at January 31, 2015	29,853	$299	21,954	$(239,557)	$144,791	$444,438	$42,993	$392,964

Net income						27,750	4,833	32,583

Treasury stock acquired			1,044	(60,116)				(60,116)

Issuance of equity awards and stock based compensation expense			(3)	5	23			28

Noncontrolling interests distribution and other	—	—	—	—	—	—	(605)	(605)

Balance at October 31, 2015	29,853	$299	22,995	$(299,668)	$144,814	$472,188	$47,221	$364,854

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Nine Months Ended
	October 31,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$23,969	$32,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, impairment charges and amortization	14,567	14,193
Income from equity method investments	(3,257)	(7,857)
Gain on disposal of real estate and property and equipment, net	(364)	(496)
Dividends received from equity method investees	4,010	7,643
Gain on sale of investment	(192)	(10,385)
Deferred income tax	(1,019)	(8,078)
Stock based compensation expense	68	23
Changes in assets and liabilities:
Accounts receivable	(1,686)	(2,307)
Inventories	(2,305)	(5,494)
Other assets	2,758	(51)
Accounts payable, trade	1,653	4,913
Other liabilities	3,157	(2,849)
Net cash provided by operating activities	41,359	21,838
Cash flows from investing activities:
Capital expenditures	(11,836)	(9,852)
Restricted cash	8	(20)
Restricted investments and deposits	460	250
Proceeds from sale of investment	2,275	45,476
Proceeds from sale of real estate and property and equipment, net	1,510	1,936
Other	17	17
Net cash (used in) provided by investing activities	(7,566)	37,807
Cash flows from financing activities:
Dividend payments to and purchases of stock from noncontrolling interests holders	(2,096)	(605)
Treasury stock acquired	(4,709)	(60,111)
Net cash used in financing activities	(6,805)	(60,716)
Net increase (decrease) in cash and cash equivalents	26,988	(1,071)
Cash and cash equivalents, beginning of period	135,765	137,697
Cash and cash equivalents, end of period	$162,753	$136,626

Non cash investing activities – Accrued capital expenditures	$1,183	$1,216
Non cash financing activities – Equity awards issued	$1,095	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2016

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $5,060,000 and $19,703,000 during the nine months ended October 31, 2016 and 2015, respectively. The Company received no refunds of income taxes during the nine months ended October 31, 2016. The Company received refunds of state income taxes of approximately $132,000 during the nine months ended October 31, 2015.

As of October 31, 2016 and January 31, 2016, total unrecognized tax benefits were approximately $2,029,000 and $987,000, respectively. Accrued penalties and interest were approximately $198,000 at October 31, 2016. There were no accrued penalties and interest at January 31, 2016. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $1,319,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There were no significant permanent write-downs of inventory at October 31, 2016 and January 31, 2016. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2016	January 31, 2016

Ethanol and other finished goods	$3,470	$3,105
Work in process	2,740	2,652
Grain and other raw materials	13,273	11,421
Total	$19,483	$17,178

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first nine months of fiscal year 2016 and approximately $125,000 of impairment charges in the first nine months of fiscal year 2015, included in cost of sales in the accompanying Consolidated Condensed Statement of Operations. The impairment charges are related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value.

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

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in a limited liability company in which it has a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investment in Big River Resources, LLC (“Big River”) using the equity method of accounting and includes the results on a delayed basis of one month as Big River has a fiscal year end of December 31. The Company accounted for its investment in Patriot Holdings, LLC (“Patriot”) (through May 31, 2015 – see Note 10 for a discussion of the sale of the Company’s equity interest in Patriot) using the equity method of accounting and included the results on a delayed basis of one month as Patriot had a fiscal year end of December 31.

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

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. This standard provides guidance on eight specific cash flow issues. The cash flow issues covered by this ASU are: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle for distributions received from equity method investees in the Statement of Cash Flows. The Company will be required to adopt this standard effective February 1, 2018. The Company has not determined the effect of this standard on its consolidated financial statements and related disclosures.

Note 3. Leases

At October 31, 2016, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2017	$1,845
2018	6,650
2019	5,872
2020	4,341
2021	2,778
Thereafter	4,169
Total	$25,655

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

To ensure the prudent application of estimates and management judgement in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2016 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$87	$—	$—	$87
Investment in cooperative (2)	—	—	333	333
Total assets	$87	$—	$333	$420
Forward purchase contract liability (3)	$—	$408	$—	$408

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2016 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (2)	$—	$—	$333	$333

Forward purchase contracts liability (3)	$—	$312	$—	$312

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

There were no assets measured at fair value on a non-recurring basis at October 31, 2016 or January 31, 2016.

Note 5. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2016	January 31, 2016

Land and improvements	$20,951	$21,598
Buildings and improvements	23,197	24,543
Machinery, equipment and fixtures	252,722	237,735
Construction in progress	2,229	6,094
	299,099	289,970
Less: accumulated depreciation	(112,880)	(99,994)
Total	$186,219	$189,976

Note 6. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	October 31, 2016	January 31, 2016

Real estate taxes refundable	$5,186	$5,091
Deposits	205	664
Other	1,041	887
Total	$6,432	$6,642

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with utility and other vendors.

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2016	January 31, 2016

Accrued utility charges	$1,947	$2,094
Accrued payroll and related items	2,884	3,760
Accrued income taxes	3,187	—
Accrued real estate taxes	1,188	2,564
Other	1,669	1,005
Total	$10,875	$9,423

Note 8. Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2017. Any borrowings will be secured by the inventory and accounts receivable of One Earth or NuGen, specific to which entity borrows money under these facilities. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the nine months ended October 31, 2016. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements, should they borrow on the loans.

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 31, 2016	January 31, 2016	October 31, 2016	January 31, 2016

Commodity futures (1)	$87	$—	$—	$—
Forward purchase contracts (2)	$—	$—	$408	$312

(1) Commodity futures are included in other prepaid expense and other current assets. These futures contracts are for approximately 0.3 million bushels at October 31, 2016.

(2) Forward purchase contracts are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 4.5 million and approximately 0.7 million bushels of corn at October 31, 2016 and January 31, 2016, respectively.

As of October 31, 2016, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions amounts owed or owing with the same counterparty. As of October 31, 2016, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of October 31, 2016, the Company was required to maintain collateral with the counterparty in the amount of approximately $46,000 to secure the Company’s derivative liability position.

See Note 4 which contains fair value information related to derivative financial instruments.

Gains of approximately $115,000 and $108,000 for the third quarters of fiscal years 2016 and 2015, respectively, on the Company’s derivative financial instruments were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains of approximately $1,740,000 and $184,000 for the first nine months of fiscal years 2016 and 2015, respectively, on the Company’s derivative financial instruments were included in cost of sales on the Consolidated Condensed Statements of Operations.

Note 10. Investments

The following table summarizes the equity method investment at October 31, 2016 and January 31, 2016 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount October 31, 2016	Carrying Amount January 31, 2016

Big River	9.7%	$37,954	$38,707

The following table summarizes income recognized from equity method investments for the periods presented (dollars in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015

Big River	$1,838	$1,314	$3,257	$4,910
Patriot (sold June 1, 2015)	—	—	—	2,947
Total	$1,838	$1,314	$3,257	$7,857

Undistributed earnings of the equity method investee totaled approximately $17.9 million and $18.7 million at October 31, 2016 and January 31, 2016, respectively. During the first nine months of fiscal years 2016 and 2015, the Company received dividends from equity method investees of approximately $4.0 million and $7.6 million, respectively.

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31, 2016		Three Months Ended October 31, 2015
	Patriot (1)	Big River	Patriot (1)	Big River

Net sales and revenue	$—	$216,505	$—	$215,902
Gross profit	$—	$26,191	$—	$22,078
Income from continuing operations	$—	$18,934	$—	$13,540
Net income	$—	$18,934	$—	$13,540
17

	Nine Months Ended October 31, 2016		Nine Months Ended October 31, 2015
	Patriot (1)	Big River	Patriot (1)	Big River

Net sales and revenue	$—	$611,050	$115,614	$623,900
Gross profit	$—	$49,119	$14,424	$71,345
Income from continuing operations	$—	$33,555	$11,100	$50,580
Net income	$—	$33,555	$11,100	$50,580

(1)	The Company’s equity interest in Patriot was sold June 1, 2015; therefore results are for the five month period ended May 31, 2015.

Big River has debt agreements that limit amounts Big River can pay in the form of dividends or advances to owners. The restricted net assets of Big River at October 31, 2016 and January 31, 2016 are approximately $298.9 million and $306.3 million, respectively.

On June 1, 2015, Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During fiscal year 2015, the Company received a cash payment of approximately $45.5 million at the closing, representing its proportionate share of the merger consideration for its 27% ownership interest. The total merger consideration was approximately $196 million in cash subject to certain adjustments and certain escrow holdbacks. In connection with this transaction, the Company recognized a gain of approximately $10.4 million during the second quarter of fiscal year 2015. During the first quarter of fiscal year 2016, the Company received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price. As a result, the Company recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. At October 31, 2016, the Company has approximately $2.3 million (recognized as gain in fiscal year 2015) in accounts receivable on the accompanying Consolidated Condensed Balance Sheet related to estimated escrow proceeds that were recognized as income. The Company expects that a determination of the final payment of escrowed proceeds to be received will occur by December 1, 2016.

Note 11. Income Taxes

The effective tax rate on consolidated pre-tax income was 33.3% for the three months ended October 31, 2016, and 14.8% for the three months ended October 31, 2015. The effective tax rate on consolidated pre-tax income was 32.9% for the nine months ended October 31, 2016, and 28.1% for the nine months ended October 31, 2015. The fluctuation in the effective tax rate primarily relates to the release of valuation allowances against capital loss carryforwards, the domestic production activities deduction, a change in the apportionment of income to certain states, the expiration of statutes for years with uncertain tax positions and a decrease in state income tax rates. These items reduced the effective tax rate approximately 17% for the quarter ended October 31, 2015 and approximately 7% for the nine months ended October 31, 2015. The provision for uncertain tax positions increased the effective tax rate approximately 1.9% and 1.4% for the quarter and nine months ended October 31, 2016, respectively.

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

Unrecognized tax benefits, January 31, 2016	$987
Changes for prior years’ tax positions	749
Changes for current year tax positions	491
Unrecognized tax benefits, October 31, 2016	$2,227

Note 12. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 7.6 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through February 2017.

One Earth and NuGen have combined sales commitments for approximately 29.6 million gallons of ethanol, approximately 94,000 tons of distillers grains and approximately 12.3 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through January 2017.

Note 13. Net Sales and Revenue

The following table summarizes sales for each product and service group for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Product or Service Category	2016	2015	2016	2015
Ethanol	$90,702	$82,767	$259,266	$248,329
Dried distillers grains	19,551	22,518	55,551	64,354
Non-food grade corn oil	5,074	3,994	13,658	12,002
Modified distillers grains	853	1,108	3,400	4,109
Other	103	197	337	467
Total	$116,283	$110,584	$332,212	$329,261

Note 14. Related-Party Transactions

During the third quarters of fiscal year 2016 and 2015, One Earth and NuGen purchased approximately $34.2 million and approximately $38.1 million, respectively, of corn from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $114.6 million and approximately $114.4 million for the nine months ended October 31, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At October 31, 2016, we had equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	119.1 M	75.0%	89.3 M
NuGen Energy, LLC	124.5 M	99.5%	123.9 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	107.1 M	9.7%	10.4 M
Big River Resources Galva, LLC	126.1 M	9.7%	12.2 M
Big River United Energy, LLC	126.9 M	5.4%	6.9 M
Big River Resources Boyceville, LLC	57.6 M	9.7%	5.6 M
Total	661.3 M		248.3 M

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. We have paid approximately $1,724,000 cumulatively, including $113,000 in fiscal year 2016 for our ownership interest, patent and other expenses.

Critical Accounting Policies and Estimates

During the three months ended October 31, 2016, we did not change any of our critical accounting policies as disclosed in our 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2016. All other accounting policies used in preparing our interim fiscal year 2016 Consolidated Condensed Financial Statements are the same as those described in our Form 10-K.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2016” means the period February 1, 2016 to January 31, 2017.

Results of Operations

Comparison of Three and Nine Months Ended October 31, 2016 and 2015

The following table summarizes selected data from our consolidated operations for the periods presented:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Average selling price per gallon of ethanol	$1.44	$1.44	$1.42	$1.45
Gallons of ethanol sold (in millions)	62.8	57.3	182.5	171.0
Average selling price per ton of dried distillers grains	$122.34	$146.64	$127.27	$152.69
Tons of dried distillers grains sold	159,812	153,560	436,474	421,461
Average selling price per pound of non-food grade corn oil	$0.29	$0.26	$0.27	$0.27
Pounds of non-food grade corn oil sold (in millions)	17.6	15.4	49.7	43.8
Average selling price per ton of modified distillers grains	$45.17	$56.40	$54.49	$70.99
Tons of modified distillers grains sold	18,876	19,645	62,393	57,891
Average cost per bushel of grain	$3.30	$3.62	$3.51	$3.64
Average cost of natural gas (per mmbtu)	$3.31	$3.21	$3.08	$3.82

Net sales and revenue in the quarter ended October 31, 2016 were approximately $116.3 million compared to approximately $110.6 million in the prior year’s third quarter, representing an increase of approximately $5.7 million. Net sales and revenue in the first nine months of fiscal year 2016 were approximately $332.2 million compared to approximately $329.3 million in the in the first nine months of fiscal year 2015, representing an increase of approximately $2.9 million.

The following table summarizes sales of our consolidated operations for each major product and service group for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Product Category	2016	2015	2016	2015

Ethanol	$90,702	$82,767	$259,266	$248,329
Dried distillers grains	19,551	22,518	55,551	64,354
Non-food grade corn oil	5,074	3,994	13,658	12,002
Modified distillers grains	853	1,108	3,400	4,109
Other	103	197	337	467
Total	$116,283	$110,584	$332,212	$329,261
22

Ethanol sales increased from approximately $82.8 million in the third quarter of fiscal year 2015 to approximately $90.7 million in the third quarter of fiscal year 2016, primarily a result of an increase of 5.5 million gallons sold. Dried distillers grains sales decreased from approximately $22.5 million in the third quarter of fiscal year 2015 to approximately $19.6 million in the third quarter of fiscal year 2016, primarily a result of a $24.30 decline in the price per ton sold. The decline in selling price was partially offset by a 4% increase in tons sold. Management believes the decline in the selling price results primarily from the ongoing uncertainty of Chinese imports of domestic dried distillers grains as the China Ministry of Commerce had announced an anti-dumping and countervailing duty investigation in January 2016 and has imposed an anti-dumping tariff and a countervailing duty on U.S. dried distillers grains exports to China that total approximately 45%. Non-food grade corn oil sales increased from approximately $4.0 million in the third quarter of fiscal year 2015 to approximately $5.1 million in the third quarter of fiscal year 2016, primarily a result of a 14% increase in pounds sold. Modified distillers grains sales decreased from approximately $1.1 million in the third quarter of fiscal year 2015 to approximately $0.9 million in the third quarter of fiscal year 2016, primarily a result of a $11.23 decline in the price per ton sold.

Ethanol sales increased from approximately $248.3 million in the first nine months of fiscal year 2015 to approximately $259.3 million in the first nine months of fiscal year 2016, primarily a result of an increase of 11.5 million gallons sold. The volume increase was partially offset by a $0.03 decline in the price per gallon sold. Dried distillers grains sales decreased from approximately $64.4 million in the first nine months of fiscal year 2015 to approximately $55.6 million in the first nine months of fiscal year 2016, primarily a result of a $25.42 decline in the price per ton sold. The decline in selling price was partially offset by a 4% increase in tons sold. Management believes the decline in the selling price results primarily from the ongoing uncertainty of Chinese imports of domestic dried distillers grains discussed above. Non-food grade corn oil sales increased from approximately $12.0 million in the first nine months of fiscal year 2015 to approximately $13.7 million in the first nine months of fiscal year 2016, primarily a result of a 13% increase in pounds sold. Modified distillers grains sales decreased from approximately $4.1 million in the first nine months of fiscal year 2015 to approximately $3.4 million in the first nine months of fiscal year 2016 primarily a result of a $16.50 decline in the price per ton sold.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	240 million to 260 million gallons
Dried distillers grains	580,000 to 620,000 tons
Non-food grade corn oil	65 million to 75 million pounds
Modified distillers grains	70,000 to 90,000 tons

This expectation assumes that One Earth and NuGen will continue to operate at or near historical production levels, which is dependent upon the crush spread realized. NuGen has received the EPA pathway approval and has permits to increase its production levels to 150 million gallons annually. One Earth has received the EPA pathway approval and has permits to increase its production levels to 131 million gallons annually. We are working on debottlenecking the plants and plan to increase production levels over time dependent on industry conditions and plant profitability. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit for the third quarter of fiscal year 2016 was approximately $20.2 million (17.3% of net sales and revenue) which was approximately $5.9 million higher compared to approximately $14.3 million of gross profit (12.9% of net sales and revenue) for the third quarter of fiscal year 2015. The crush spread for the third quarter of fiscal year 2016 was approximately $0.31 per gallon of ethanol sold compared to the third quarter of fiscal year 2015 which was approximately $0.19 per gallon of ethanol sold. The decline of approximately $3.0 million in sales of dried distillers grain compared to the third quarter of fiscal year 2015 negatively affected gross profit. Management believes this decline results primarily from the continued uncertainty regarding Chinese imports of domestic distillers grains. Grain accounted for approximately 75% ($72.5 million) of our cost of sales during the third quarter of fiscal year 2016 compared to approximately 77% ($73.6 million) during the third quarter of fiscal year 2015. Natural gas accounted for approximately 6% ($5.3 million) of our cost of sales during the third quarter of fiscal year 2016 compared to approximately 5% ($4.9 million) during the third quarter of fiscal year 2015.

Gross profit for the first nine months of fiscal year 2016 was approximately $45.9 million (13.8% of net sales and revenue) which was approximately $4.2 million higher compared to approximately $41.7 million of gross profit (12.7% of net sales and revenue) for the first nine months of fiscal year 2015. The crush spread for the first nine months of fiscal year 2016 was approximately $0.20 per gallon of ethanol sold compared to approximately $0.18 per gallon of ethanol sold during the first nine months of fiscal year 2015. Grain accounted for approximately 77% ($221.3 million) of our cost of sales during the first nine months of fiscal year 2016 compared to approximately 76% ($218.1 million) during the first nine months of fiscal year 2015. Natural gas accounted for approximately 5% ($14.4 million) of our cost of sales during the first nine months of fiscal year 2016 compared to approximately 6% ($17.5 million) during the first nine months of fiscal year 2015. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Based on existing contracts at the end of the third quarter of fiscal year 2016, approximately 2% of our forecasted ethanol, approximately 14% of our forecasted distillers grains and approximately 17% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $45.4 million for the remaining forecasted sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $29.1 million for the remaining forecasted grain purchases. Approximately 3% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.0 million for the remaining forecasted natural gas purchases.

Selling, general and administrative expenses for the third quarter of fiscal year 2016 were approximately $5.1 million, compared to approximately $4.7 million for the third quarter of fiscal year 2015. The quarterly increase is primarily related to higher incentive compensation which is consistent with the higher profitability in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. Selling, general and administrative expenses for the first nine months of fiscal year 2016 were approximately $14.3 million, compared to approximately $15.6 million for the first nine months of fiscal year 2015. The year to date decrease is primarily related to lower incentive compensation which is consistent with the lower profitability in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. Lower professional fees in fiscal year 2016 also contributed to the decline in year over year expenses. We expect selling, general and administrative expenses to remain consistent with fiscal year 2015 results in future periods, with the exception of variability of incentive compensation which is based upon Company profitability.

During the third quarters of fiscal years 2016 and 2015, we recognized income of approximately $1.8 million and $1.3 million, respectively, from our equity investment. During the first nine months of fiscal years 2016 and 2015, we recognized income of approximately $3.3 million and $7.9 million, respectively, from our equity investment. Effective June 1, 2015, a merger between Patriot and CHS occurred in which our ownership interest in Patriot was sold; thus we ceased recording income from Patriot using the equity method of accounting. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended October 31, 2016 of approximately 355 million gallons. Big River’s results in fiscal year 2016 have been negatively impacted from commodity pricing and related hedging activities. Due to the inherent volatility of the crush spread, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

During the first quarter of fiscal year 2016, we received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the merger between Patriot and CHS. As a result, we recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. At October 31, 2016, we have approximately $2.3 million in accounts receivable on the accompanying Consolidated Condensed Balance Sheet related to estimated escrow proceeds that were previously recognized as income. We expect that a determination of the final payment of escrowed proceeds to be received will occur by December 31, 2016.

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

Gain on disposal of property and equipment was insignificant for both the third quarters and first nine months of fiscal years 2016 and 2015. We expect gain on disposal of property and equipment to be insignificant for the remainder of fiscal year 2016.

Interest and other income was insignificant for both the third quarters and first nine months of fiscal years 2016 and 2015. We expect interest and other income to remain consistent with fiscal year 2015 levels for the remainder of fiscal year 2016.

As a result of the foregoing, income before income taxes was approximately $17.2 million for the third quarter of fiscal year 2016 versus approximately $11.1 million for the third quarter of fiscal year 2015. Income before income taxes was approximately $35.7 million for the first nine months of fiscal year 2016 versus approximately $45.3 million for the first nine months of fiscal year 2015.

Our effective tax rate was 33.3% and 14.8% for the third quarters of fiscal years 2016 and 2015, respectively, and 32.9% and 28.1% for the first nine months of fiscal years 2016 and 2015, respectively. The fluctuation in the effective tax rate primarily relates to the release of valuation allowances against capital loss carryforwards, the domestic production activities deduction, a change in the apportionment of income to certain states, the expiration of statutes for years with uncertain tax positions and a decrease in state income tax rates. These items reduced the effective tax rate approximately 17% for the quarter ended October 31, 2015 and approximately 7% for the nine months ended October 31, 2015. The provision for uncertain tax positions increased the effective tax rate approximately 1.9% and 1.4% for the quarter and nine months ended October 31, 2016, respectively. We expect our effective tax rate to approximate 30-35% (gross of noncontrolling interests) in future periods.

As a result of the foregoing, net income was approximately $11.5 million for the third quarter of fiscal year 2016 versus approximately $9.4 million for the third quarter of fiscal year 2015. Net income was approximately $24.0 million for the nine months of fiscal year 2016 versus approximately $32.6 million for the first nine months of fiscal year 2015.

Income related to noncontrolling interests was approximately $2.5 million and approximately $2.0 million during the third quarters of fiscal years 2016 and 2015, respectively, and was approximately $4.0 million and approximately $4.8 million during the first nine months of fiscal years 2016 and 2015, respectively. These amounts represent the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2016 was approximately $8.9 million, an increase of approximately $1.4 million from approximately $7.5 million for the third quarter of fiscal year 2015. Net income attributable to REX common shareholders for the first nine months of fiscal year 2016 was approximately $20.0 million, a decrease of approximately $7.8 million from approximately $27.8 million for the first nine months of fiscal year 2015. The decrease from the year to date fiscal year 2015 period primarily relates to the sale of Patriot in fiscal year 2015 and the inclusion of five months of income in fiscal year 2015 using the equity method of accounting for our investment in Patriot.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $41.4 million for the first nine months of fiscal year 2016, compared to approximately $21.8 million for the first nine months of fiscal year 2015. For the first nine months of fiscal year 2016, cash was provided by net income of approximately $24.0 million, adjusted for non-cash items of approximately $9.7 million, which consisted of depreciation and amortization, income from equity method investments, gain on disposal of real estate and property and equipment, net, gain on sale of investment and the deferred income tax provision. We received dividends from Big River of approximately $4.0 million during the first nine months of fiscal year 2016. An increase in the balance of accounts receivable used cash of approximately $1.7 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $2.3 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the third quarter of fiscal year 2016. A decrease in the balance of other assets provided cash of approximately $2.8 million, as prior year overpayments of income taxes were used to reduce estimates of our current year liabilities. An increase in the balance of accounts payable provided cash of approximately $1.7 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other current liabilities provided cash of approximately $3.2 million which was primarily a result of higher accruals for our income tax provision.

Net cash provided by operating activities was approximately $21.8 million for the first nine months of fiscal year 2015. For the first nine months of fiscal year 2015, cash was provided by net income of approximately $32.6 million, adjusted for non-cash items of approximately ($12.6) million, which consisted of depreciation, impairment charges and amortization, income from equity method investments, gain on sale of investment and gain on disposal of real estate and property and equipment and the deferred income tax provision. Dividends received from our equity method investees were approximately $7.6 million in the first nine months of fiscal year 2015. An increase in the balance of accounts receivable used cash of approximately $2.3 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $5.5 million, which was primarily a result of the timing of receipt of raw materials. An increase in the balance of accounts payable provided cash of approximately $4.9 million, which was primarily a result of the timing of inventory receipts and vendor payments. Other liabilities decreased approximately $2.8 million, which was primarily a result of the payments of accrued payroll and incentive compensation balances.

At October 31, 2016, working capital was approximately $183.9 million, compared to approximately $159.7 million at January 31, 2016. The ratio of current assets to current liabilities was 9.4 to 1 at October 31, 2016 and 9.1 to 1 at January 31, 2016.

Cash of approximately $7.6 million was used in investing activities for the first nine months of fiscal year 2016, compared to cash provided of approximately $37.8 million during the first nine months of fiscal year 2015. During the first nine months of fiscal year 2016, we had capital expenditures of approximately $11.8 million, primarily related to improvements at the One Earth and NuGen ethanol plants. We expect to spend between $2.0 million and $3.0 million during the remainder of fiscal year 2016 on various capital projects. During the first nine months of fiscal year 2016, we received approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the sale of our equity investment in Patriot. We received approximately $1.5 million of proceeds from the sale of three real estate properties during the first nine months of fiscal year 2016.

Cash of approximately $37.8 million was provided by investing activities for the first nine months of fiscal year 2015. During the first nine months of fiscal year 2015, we had capital expenditures of approximately $9.9 million, primarily related to improvements at the One Earth and NuGen ethanol plants. The sale of our equity investment in Patriot provided cash of approximately $45.5 million during the first nine months of fiscal year 2015. During the first nine months of fiscal year 2015, we sold three real estate properties that generated approximately $1.9 million of proceeds.

Cash used in financing activities totaled approximately $6.8 million for the first nine months of fiscal year 2016 compared to approximately $60.7 million for the first nine months of fiscal year 2015. During the first nine months of fiscal year 2016, we used cash of approximately $4.7 million to purchase approximately 95,000 shares of our common stock in open market transactions. During the first nine months of fiscal year 2016, we used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. We expect additional such payments of approximately $1.7 million for the remainder of fiscal year 2016. During the first nine months of fiscal year 2015, we used cash of approximately $60.1 million to purchase approximately 1,045,000 shares of our common stock in open market transactions. During the first nine months of fiscal year 2015, we used cash of approximately $0.6 million to purchase shares from noncontrolling members of One Earth.

We are investigating various uses of our excess cash. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 155,000 shares. We also plan to seek and evaluate other investment opportunities including organic plant expansion, other energy related, agricultural or other ventures we believe fit our investment criteria.

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2017. Any borrowings will be secured by assets of One Earth or NuGen. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans as of October 31, 2016. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements, should they borrow on the loans. The specific covenant requirements, descriptions and calculated ratios and amounts at October 31, 2016 are as follows:

•	Maintain working capital of at least $5 million.

At October 31, 2016, working capital at One Earth and NuGen was approximately $70.4 million and $51.7 million, respectively.

One Earth and NuGen were in compliance with all covenants, as applicable, at October 31, 2016.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At October 31, 2016, One Earth and NuGen combined have forward purchase contracts for approximately 7.6 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through February 2017. At October 31, 2016, One Earth and NuGen have combined sales commitments for approximately 29.6 million gallons of ethanol, approximately 94,000 tons of distillers grains and approximately 12.3 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through January 2017. Approximately 2% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $37.4 million. Approximately 14% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $6.4 million. Approximately 17% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.7 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $29.1 million. Approximately 3% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.0 million.

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

Item 1A. Risk Factors

During the quarter ended October 31, 2016, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first nine months of fiscal year 2016, One Earth and NuGen paid dividends to REX of approximately $5.1 million and $5.8 million, respectively.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	December 1, 2016

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	December 1, 2016
32