Form 10-K
period 2017-01-31
REX AMERICAN RESOURCES Corp
filed 2017-03-27
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2017	COMMISSION FILE NO. 001-09097

REX AMERICAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1095548 (I.R.S. Employer Identification No.)

7720 Paragon Road, Dayton, Ohio (Address of principal executive offices)	45459 (Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

At the close of business on July 31, 2016 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 981,979 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $368,483,290.

There were 6,558,679 shares of the registrant’s Common Stock outstanding as of March 24, 2017.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 13, 2017 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

References to “we”, “us”, “our”, “REX” or “the Company” refer to REX American Resources Corporation and its majority owned subsidiaries.

Overview

REX was incorporated in Delaware in 1984 as a holding company. Our principal offices are located at 7720 Paragon Road, Dayton, Ohio 45459. Our telephone number is (937) 276-3931. We have been an investor in ethanol production facilities beginning in 2006. We are currently invested in three ethanol production entities; we have a majority ownership interest in two of these entities. We may make additional investments in the energy industry in the future.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market prices of ethanol and distillers grains are not always directly related to corn prices, at times ethanol and/or distillers grains prices may lag movements in corn prices and, in an environment of higher corn prices or lower ethanol/distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or marginally positive operating margins.

We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by 2.8) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We also expect our ethanol plants to produce approximately 15.5 pounds of distillers grains and 0.7 pounds of non-food grade corn oil for each bushel of grain processed.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and non-food grade corn oil sale contracts and commodity futures agreements as management deems appropriate. We attempt to match quantities of these sales contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities.

The crush spread realized in fiscal year 2016 was subject to significant volatility. For fiscal year 2016, the average Chicago Board of Trade (“CBOT”) near-month corn price ranged from a low of approximately $3.01 per bushel in August 2016 to a high of approximately $4.38 per bushel in June 2016. Corn prices benefitted throughout the year from four consecutive strong corn harvests between 2013 and 2016. Ethanol prices had significant fluctuations ranging from approximately $1.37 per gallon in August 2016 to a high of approximately $1.75 per gallon in December 2016. Ethanol prices were influenced by many factors throughout the year including low energy prices, varying levels of ethanol demand and increases in United States ethanol production. The CBOT crush spread during fiscal year 2016 ranged from approximately $0.07 in March 2016 to approximately $0.47 in December 2016.

Net income attributable to REX common shareholders was approximately $32.3 million in fiscal year 2016 compared to approximately $31.4 million in fiscal year 2015. The current year benefitted from higher crush spreads and production levels which were partially offset by lower dried distillers grains pricing. During fiscal year 2015, we recognized a pre-tax gain of approximately $10.4 million from the sale of our interest in Patriot Holdings, LLC (“Patriot”). We expect that future operating results, from our consolidated plants, will be based upon combined annual production of between 240 and 270 million gallons of ethanol if the resulting crush spread is adequate. However, due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results being similar to the fiscal year 2016 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Through a wholly owned subsidiary REX I.P., LLC, we entered into a joint venture with Hytken HPGP LLC (“Hytken”) to file and defend patents for eSteam technology relating to heavy oil and oil sands production methods, and to attempt to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. To date, we have paid approximately $1.7 million for our ownership interest, patent and other expenses, but have not successfully demonstrated that the technology is commercially feasible. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC (“Future Energy”), an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken.

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

Ethanol Investments

We have equity investments in three entities as of January 31, 2017. The following table is a summary of our ethanol investments at January 31, 2017 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	119.7	75.0%	89.8
NuGen Energy, LLC	127.1	99.5%	126.5
Big River Resources, LLC:
Big River Resources W Burlington, LLC	106.5	9.7%	10.3
Big River Resources Galva, LLC	125.3	9.7%	12.2
Big River United Energy, LLC	128.3	5.4%	6.9
Big River Resources Boyceville, LLC	57.3	9.7%	5.6
Total	664.2		251.3

One Earth Energy, LLC

We own 75.0% of the outstanding membership units of One Earth Energy, LLC (“One Earth”). We consolidate One Earth with our financial results. One Earth commenced operations in the second quarter of fiscal year 2009 of its ethanol production facility in Gibson City, Illinois.

NuGen Energy, LLC

We own 99.5% of the outstanding membership units of NuGen Energy, LLC (“NuGen”). We consolidate NuGen, which operates an ethanol producing facility in Marion, South Dakota, with our financial results.

Big River Resources, LLC

We own 9.7% of the outstanding membership units of Big River Resources, LLC, or Big River. Big River is a holding company for several entities including Big River Resources West Burlington, LLC which operates an ethanol plant in West Burlington, Iowa. Big River completed construction in the second quarter of fiscal year 2009 of its second plant which is located in Galva, Illinois. In August 2009, Big River acquired a 50.5% interest in Big River United Energy, LLC, which operates an ethanol production facility located in Dyersville, Iowa and presently has a 55.3% ownership interest. Reflecting REX’s 9.7% ownership interest in Big River, we have an effective 5.4% ownership interest in this entity. In December 2011, Big River acquired a 100% interest in an ethanol production facility which is located in Boyceville, Wisconsin. Big River also operates six agricultural elevators with a storage capacity of 15 million bushels. During fiscal year 2015, Big River completed construction of a zein protein plant, which is a development stage enterprise.

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

According to the Renewable Fuels Association, or RFA, the United States ethanol industry produced an estimated 15.3 billion gallons of ethanol in 2016. Approximately 14.4 billion gallons were blended domestically and approximately 1.0 billion gallons were exported in 2016. According to the RFA, as of January 2017, the United States ethanol industry has grown to 213 plants (200 operating) in 28 states with an annual capacity of approximately 16.0 billion gallons (approximately 15.6 billion gallons at operating plants) of ethanol production.

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

In November 2016, the EPA announced the 2017 requirement of 15.0 billion gallons for conventional renewable fuels which equals the statutory requirement. In January 2017, the Trump administration imposed a government wide freeze on new and pending regulations, which includes the 2017 renewable volume obligations. The freeze expired on March 21, 2017 with no change to the previously announced requirement.

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

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Currently, ethanol is blended into approximately 98% of the gasoline sold in the United States, the majority as E-10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The U.S. Environmental Protection Agency approved the use of 15% ethanol in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Despite this, it will take time for this measure to be implemented and is still being met with great resistance. Ethanol accounted for approximately 10.1% of the total U.S. gasoline supply for 2016.

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

Facilities

At January 31, 2017, our consolidated ethanol entities own a combined 477 acres of land and two facilities that shipped a combined quantity of approximately 247 million gallons of ethanol in fiscal year 2016. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio.

Employees

At January 31, 2017, we had 114 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

Service Marks

We have registered the service marks “REX”, and “Farmer’s Energy”, with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service marks.

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

We generally have cash deposits that exceed federal insurance limits. Should the financial institutions we deposit our cash in experience insolvency or other financial difficulty, our access to cash deposits could be limited. In extreme cases, we could lose our cash deposits entirely. This would negatively impact our liquidity and results of operations.

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

According to the RFA, the ethanol industry has grown from approximately 1.5 billion gallons of domestic annual ethanol production in 1999 to approximately 15.3 billion gallons in 2016. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

We operate in a capital intensive industry. Limitations to external financing could adversely affect our financial performance.

We may need to incur additional financing to fund growth of our business or in times of increasing liquidity requirements (such as increases in raw material costs). Bankruptcy filings by several ethanol companies in past years and capital market volatility has reduced available capital for the ethanol industry. Any delays in obtaining additional financing, or our inability to do so, could have a material adverse impact on our financial results.

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

Our returns on ethanol investments are highly sensitive to grain prices. Corn is the principal raw material our ethanol plants use to produce ethanol and co-products. As a result, changes in the price of corn can significantly affect our businesses. Rising corn prices result in higher production costs of ethanol and co-products. Because ethanol competes with non-corn-based fuels, our ethanol plants may not be able to pass along increased grain costs to our customers. At certain levels, grain prices may make ethanol uneconomical to produce.

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, the value of the U.S. dollar and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. Much of the Midwestern United States experienced drought conditions during 2012 which led to a smaller harvest of corn and increased corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economical terms due to regional supply shortages. Such a shortage could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

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

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that our ethanol plants use in their manufacturing process. Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed as fuel in the production process. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond the ethanol plants’ control, such as weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair or completely prevent the ethanol plants’ ability to economically manufacture ethanol for their customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect results of operations and financial position at our ethanol plants.

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

According to the RFA, domestic ethanol production capacity is approximately 16.0 billion gallons per year at January 2017. The RFA estimates that, as of January 2017, approximately 91 million gallons per year of additional production capacity is under construction or expansion. In addition, certain operating plants have qualified as efficient ethanol producers through the EPA pathway assessment, and are expanding, or planning to expand their capacity. The EPA set the RFS requirement to be satisfied by corn derived ethanol at 15.0 billion gallons for 2017. The Trump administration imposed a government wide freeze on new and pending regulations which includes the 2017 RFS requirement. The freeze expired on March 21, 2017 with no change to the previously announced requirement. Excess capacity in the ethanol industry could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The price of ethanol and distillers grains may decline as a result of trade restrictions or duties on ethanol and distillers grains exports from the United States or from unfavorable foreign currency exchange rates.

Exports of distillers grains produced in the United States have been increasing in recent years. However, the export market may be jeopardized if foreign governments impose trade barriers or other measures to protect the foreign local markets. In January 2016, the China Ministry of Commerce announced it has initiated anti-dumping and countervailing duty investigations of U.S. dried distillers grains exports to China. China also announced it has established anti-dumping duties on imports of U.S. dried distillers grains that range from 42.2% to 53.7% and also established countervailing duties that range from 11.2% to 12%. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to foreign customers, there may be a reduction in the price of distillers grains in the United States. In addition, foreign currency exchange rate fluctuations could reduce the demand for United States exports of distillers grains. Declines in the price we receive for our distillers grains could lead to decreased revenues and may result in our inability to operate our ethanol plants profitably.

The United States exported approximately one billion gallons of ethanol in 2016. If producers and exporters of ethanol are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export ethanol. China raised its 5% tariff on U.S. fuel ethanol to 30%, effective January 1, 2017. Furthermore, unfavorable changes in foreign currency exchange rates could reduce the demand for United States ethanol exports. This could result in an oversupply of ethanol in the United States which could have a material adverse effect on the results of our ethanol operations.

Future demand for ethanol is uncertain and changes in overall consumer demand for transportation fuel could affect demand.

There are limited markets for ethanol other that what is federally mandated. Increased consumer acceptance of E15 and E85 fuel is likely necessary in order for ethanol to achieve significant market share growth beyond federal mandate levels.

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

Any expansion strategy will depend on prevailing market conditions for the price of ethanol and the costs of corn and natural gas and the expectations of future market conditions. There is increasing competition for suitable sites for ethanol plants. Even if suitable sites or opportunities are identified, we may not be able to secure the services and products from contractors, engineering firms, construction firms and equipment suppliers necessary to build or expand ethanol plants on a timely basis or on acceptable economic terms. Construction costs may increase to levels that would make a new plant too expensive to complete or unprofitable to operate. Additional financing may also be necessary to implement any expansion strategy, which may not be accessible or available on acceptable terms. New and more stringent environmental regulations could increase the operating costs and risks of new plants, which, in turn could discourage us from further expansion. In addition, failure to adequately manage the risks associated with additional ethanol investments could have a material adverse effect on our business.

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

The Energy Independence and Security Act of 2007 (EISA) established RFS II, which modified the renewable fuel standard from prior legislation. EISA increased the amount of renewable fuel required to be blended into gasoline and required a minimum usage of corn derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015. The EPA has the authority to assign the mandated amounts of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II has been a primary factor in the growth of ethanol usage. Over the past several years various pieces of legislation have been introduced to the U.S. Congress that were intended to reduce or eliminate ethanol blending requirements. Most recently, on January 3, 2017, the Leave Ethanol Volumes at Existing Levels (“LEVEL”) Act (H.R. 119) was introduced in the U.S. House of Representatives. The bill would freeze renewable fuel blending requirements under the RFS at 7.5 billion gallons per year, prohibit the sale of gasoline containing more than 10% ethanol, and revoke the EPA’s approval of E15 blends. On January 31, 2017, a bill (H.R. 777) was introduced in the U.S. House of Representatives. The bill would require the EPA and National Academies of Sciences to conduct a study on the implication of the use of mid-level ethanol blends. A mid-level ethanol blend is an ethanol gasoline blend containing 10-20% ethanol by volume, including E15 and E20, that is intended to be used in any conventional gasoline powered motor vehicle or non-road vehicle or engine. On March 2, 2017, a bill (H.R. 1315) was introduced in the U.S. House of Representatives that would limit the volume of ethanol in gasoline to 10%. On the same day, the RFS Elimination ACT (H.R. 1314) was introduced in the U.S. House of Representatives. The bill would fully repeal the RFS.

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

On November 30, 2015, the EPA announced final volume requirements for conventional ethanol of 13.61 billion gallons, 14.05 billion gallons and 14.50 billion gallons for 2014, 2015 and 2016, respectively. In November 2016, the EPA announced the 2017 requirement of 15.0 billion gallons for conventional renewable fuels which equals the original statutory requirement. The Trump administration imposed a government wide freeze on new and pending regulations which includes the 2017 RFS requirement. The freeze expired on March 21, 2017 with no change to the previously announced requirement.

On January 18, 2017, Valero Energy Corporation filed an action against the EPA to compel the EPA to perform certain duties required by the Clean Air Act. The filed action claims that the EPA has failed to perform these duties, principally, periodic reviews of the feasibility of achieving compliance with the requirements and impact of the requirements on each individual and entity regulated under the program since 2010.

Several amendments to the Energy Policy Modernization Act were introduced in the U.S. Senate that were removed from consideration in February 2016, including amendments to repeal RFS II, eliminate the corn ethanol mandate in RFS II and prohibit the U.S. Secretary of Agriculture from using Commodity Credit Corporation or other funds to construct blender pumps.

To document compliance with RFS II, renewable identification numbers (“RINs”), are generated and attached to renewable fuels, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS II or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS II result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol and our ethanol business. Furthermore, in November 2016, the EPA proposed denying a petition to change the point of obligation under RFSII to the parties that own the gasoline before it is sold. The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers.

The inability to generate or obtain RINs could adversely affect our operating results. Virtually all of our ethanol is sold with RINs that are used by customers to comply with RFS II. If our production does not meet EPA requirements for RIN generation in the future, we would have to purchase RINs in the open market or sell our ethanol at substantially lower prices to adjust for the absence of RINs. The price of RINs varies based on many factors and cannot be predicted. Failure to obtain sufficient RINS or reliance on invalid RINs could subject us to fines and penalties imposed by the EPA.

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

We may have commitments to produce and sell ethanol.

We may, at times, sell our products with forward contracts. If we are unable to produce the products due to economical conditions, business interruption, or other factors, we may incur additional costs or have to obtain commodities at unfavorable prices. This could have a material adverse effect on our results of operations.

Our revenue from the sale of distillers grains depends upon its continued market acceptance as an animal feed.

Distillers grains is a co-product from the fermentation of corn to produce ethanol. Antibiotics may be used during the fermentation process to control bacterial contamination; therefore antibiotics may be present in small quantities in distillers grains marketed as animal feed. The U. S. Food and Drug Administration’s Center for Veterinary Medicine has expressed concern about potential animal and human health hazards from the use of distillers grains as an animal feed due to the possibility of antibiotic residues. If the public became concerned about the impact of distillers grains in the food supply or as an acceptable animal feed, the market for distillers grains could be negatively impacted, which would have a negative impact on our results of operations. We may not be able to obtain a suitable replacement for antibiotics, should this be required, which would also negatively impact the market for distillers grains.

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

We are dependent on dividends from our ethanol subsidiaries to generate cash flow. Presently our unconsolidated ethanol subsidiary has debt agreements that limit payments to members. Therefore, this company cannot distribute all of the cash it generates to its members. Furthermore, we may not be able to use the excess cash flow from one subsidiary to fund corporate needs or needs of another operating ethanol subsidiary.

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

 Potential business disruption in available transportation due to natural disasters, severe weather conditions, significant track damage resulting from a train derailment, strikes or other interruptions by our transportation providers could result in delays in procuring and supplying raw materials to our ethanol facilities, or transporting ethanol and distillers grains to our customers. Such business disruptions may result in our inability to meet customer demand or contract delivery requirements, as well as the potential loss of customers.

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

During fiscal year 2013, we invested in eSteam, a new technology utilizing steam to extract deep heavy oil. Cumulatively, we have spent approximately $1.7 million on this patented but unproven technology. Low energy and crude oil prices may make eSteam technology less attractive to potential users. To date, we have not tested or proven the viability of the technology. If we cannot demonstrate that the technology is commercially feasible, we may incur additional losses.

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

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	62	Executive Chairman of the Board*
Zafar Rizvi	67	Chief Executive Officer and President*
Douglas Bruggeman	56	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	67	Secretary*

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol REX.

Fiscal Quarter Ended	High	Low

April 30, 2015	$65.99	$53.65
July 31, 2015	67.99	51.59
October 31, 2015	58.99	43.50
January 31, 2016	64.40	44.48

April 30, 2016	$59.26	$46.57
July 31, 2016	66.12	50.90
October 31, 2016	88.47	64.25
January 31, 2017	102.59	78.18

As of March 24, 2017, there were 86 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We (including our consolidated subsidiaries) currently have no restrictions on the payment of dividends. Our minority owned ethanol subsidiary has restrictions on its ability to pay dividends to members (including REX). One Earth paid dividends to REX of approximately $10.2 million, $11.4 million and $13.2 million during fiscal years 2016, 2015 and 2014, respectively. NuGen paid dividends to REX of approximately $15.7 million and $34.8 million during fiscal years 2016 and 2014, respectively. NuGen paid no dividends to REX during fiscal year 2015.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of selected publicly traded ethanol producers (*) for the period commencing January 31, 2012 and ended January 31, 2017. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2011 and reinvestment of all dividends.

* The peer group is comprised of Pacific Ethanol, Inc. and Green Plains, Inc.

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of net sales and revenue and gross profit, income from ethanol investments, gain on sale of investment and long-term debt. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2017	2016	2015	2014	2013

Statement of Operations Data:
Net sales and revenue	$453,799	$436,488	$572,230	$666,045	$656,589
Cost of sales	382,760	385,654	430,291	601,757	642,787
Gross profit	71,039	50,834	141,939	64,288	13,802
Selling, general and administrative expenses	(21,388)	(19,813)	(19,422)	(17,846)	(12,546)
Equity in income of unconsolidated ethanol affiliates	6,144	8,984	32,229	17,175	627
Gain on sale of investment	192	10,385	—	—	—
Interest expense	—	—	(2,074)	(3,898)	(4,828)
Net income (loss) attributable to REX common shareholders	32,333	31,436	87,337	35,073	(2,295)
Diluted net income (loss) per share attributable to REX common shareholders	$4.91	$4.30	$10.76	$4.29	$(0.28)
21

January 31,	2017	2016	2015	2014	2013

Balance Sheet Data:
Cash and cash equivalents	$188,576	$135,765	$137,697	$105,149	$69,073
Current assets	226,517	179,360	175,745	148,810	114,927
Property and equipment – net	182,761	189,976	194,447	202,258	223,180
Equity method investments	37,833	38,707	80,389	71,189	59,959
Long term debt	—	—	—	63,500	91,306
Total REX shareholders’ equity	340,435	311,263	349,971	279,281	246,352

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

We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by 2.8) as the “crush spread.” Should the crush spread decline, our ethanol plants are likely to generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We also expect our ethanol plants to produce approximately 15.5 pounds of distillers grains and 0.7 pounds of non-food grade corn oil for each bushel of grain processed.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and non-food grade corn oil sale contracts and commodity futures agreements as management deems appropriate. We attempt to match quantities of these sales contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities.

The crush spread realized in fiscal year 2016 was subject to significant volatility. For fiscal year 2016, the average Chicago Board of Trade (“CBOT”) near-month corn price ranged from a low of approximately $3.01 per bushel in August 2016 to a high of approximately $4.38 per bushel in June 2016. Corn prices benefitted throughout the year after four consecutive strong corn harvests between 2013 and 2016. Ethanol prices had significant fluctuations ranging from approximately $1.37 per gallon in August 2016 to a high of approximately $1.75 per gallon in December 2016. Ethanol prices were influenced by many factors throughout the year including low energy prices, varying levels of ethanol demand and increases in United States ethanol production. The CBOT crush spread during fiscal year 2016 ranged from approximately $0.07 in March 2016 to approximately $0.47 in December 2016.

Net income attributable to REX common shareholders was approximately $32.3 million in fiscal year 2016 compared to approximately $31.4 million in fiscal year 2015. The current year benefitted from higher crush spreads and production levels which were partially offset by lower dried distillers grains pricing. During fiscal year 2015, we recognized a pre-tax gain of approximately $10.4 million from the sale of our interest in Patriot Holdings, LLC (“Patriot”). We expect that future operating results, from our consolidated plants, will be based upon combined annual production of between 240 and 270 million gallons of ethanol if the resulting crush spread is adequate. However, due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results being similar to the fiscal year 2016 results.

The crush spread in the first quarter of fiscal year 2017 has been negatively impacted by lower ethanol pricing due to oversupply and lower distillers grains pricing. Distillers grains pricing is being negatively impacted by the Chinese government increasing the anti-dumping and countervailing duty on imports of U.S. dried distillers grains.

The EPA reduced the RFS required volume from conventional biofuels for 2014, 2015 and 2016 from its originally mandated levels of 14.4 billion, 15.0 billion and 15.0 billion gallons to 13.6 billion, 14.1 billion and 14.5 billion gallons, respectively. In November 2016, the EPA announced the 2017 requirement of 15.0 billion gallons for conventional renewable fuels which equals the statutory requirement. In January 2017, the Trump administration imposed a government wide freeze on new and pending regulations, which includes the 2017 renewable fuel volume obligation. The freeze expired on March 21, 2017 with no change to the previously announced requirement. The uncertainty regarding the required RFS volumes for future years could negatively impact ethanol pricing. The U.S. ethanol industry produced approximately 15.3 billion gallons of conventional biofuel in 2016. The U.S. exported approximately one billion gallons in 2016. If the export market is not maintained or increased, ethanol pricing may be negatively impacted.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Through a wholly owned subsidiary REX I.P., LLC, we entered into a joint venture to file and defend patents for technology relating to heavy oil and oil sands production methods, and to attempt to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC, an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken.

During fiscal year 2013, we agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $1.7 million for our ownership interest, patent and other expenses. We have not tested or proven the commercial feasibility of the technology.

Ethanol Investments

In fiscal year 2006, we entered the alternative energy industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We are invested in three entities as of January 31, 2017, utilizing equity investments.

The following table is a summary of our ethanol investments at January 31, 2017 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	119.7	75.0%	89.8
NuGen Energy, LLC	127.1	99.5%	126.5
Big River Resources, LLC:
Big River Resources W Burlington, LLC	106.5	9.7%	10.3
Big River Resources Galva, LLC	125.3	9.7%	12.2
Big River United Energy, LLC	128.3	5.4%	6.9
Big River Resources Boyceville, LLC	57.3	9.7%	5.6
Total	664.2		251.3

Results of Operations

Comparison of Fiscal Years Ended January 31, 2017 and 2016

The following table summarizes selected data from our consolidated operations:

	Years Ended January 31,
	2017	2016

Average selling price per gallon of ethanol	$1.45	$1.44
Gallons of ethanol sold (in millions)	246.9	232.1
Average selling price per ton of dried distillers grains	$123.97	$145.50
Tons of dried distillers grains sold	574,390	557,511
Average selling price per pound of non-food grade corn oil	$0.28	$0.26
Pounds of non-food grade corn oil sold (in millions)	67,178	59,249
Average selling price per ton of modified distillers grains	$50.10	$66.17
Tons of modified distillers grains sold	106,313	90,659
Average cost per bushel of grain	$3.45	$3.62
Average cost of natural gas (per mmbtu)	$3.24	$3.71

Net Sales and Revenue – Net sales and revenue in fiscal year 2016 were approximately $453.8 million, a 4.0% increase from approximately $436.5 million in fiscal year 2015. The following table summarizes sales of our consolidated operations for each product and service group for the periods presented (amounts in thousands):

	Fiscal Year
Product or Service Category	2016	2015	2014

Ethanol	$358,349	$333,200	$452,831
Dried distillers grains	71,204	81,116	96,328
Non-food grade corn oil	18,518	15,510	16,985
Modified distillers grains	5,326	5,999	4,814
Other	402	663	1,272
Total	$453,799	$436,488	$572,230

Ethanol sales increased from approximately $333.2 million in the prior year to approximately $358.3 million in the current year, primarily a result of an increase of 14.8 million gallons (6.4%) sold during fiscal year 2016. The increase in gallons sold is attributable to the capacity expansion projects we have invested in over the last several years. Dried distillers grains sales decreased from approximately $81.1 million in the prior year to approximately $71.2 million in the current year, primarily a result of a $21.53 decline in the price per ton sold. Management believes the decline in the selling price results primarily from the ongoing uncertainty of Chinese imports of domestic dried distillers grains as the China Ministry of Commerce had announced an anti-dumping and countervailing duty investigation in January 2016 and, in September 2016, imposed an anti-dumping tariff and a countervailing duty on U.S. dried distillers grains exports to China that total approximately 45%. In a final ruling in January 2017, China increased the dried distillers grains anti-dumping duty to a range of 42.2% up to 53.7% and the dried distillers grains countervailing duty to a range of 11.2% up to 12.0%. Non-food grade corn oil sales increased from approximately $15.5 million in the prior year to approximately $18.5 million in the current year, primarily a result of an increase of 7.9 million pounds (13.4%) sold during fiscal year 2016. Similar to the ethanol increase, the capacity expansion projects we have completed over the last several years are the primary reason for the increase in pounds sold and is consistent with the increased ethanol production.

We expect that sales of One Earth and NuGen in future periods will be based upon the following:

Product	Annual Sales Quantity

Ethanol	240 million to 270 million gallons
Dried distillers grains	575,000 to 640,000 tons
Non-food grade corn oil	70 million to 100 million pounds
Modified distillers grains	60,000 to 100,000 tons

This expectation assumes that One Earth and NuGen will continue to operate at or above historical production levels, which is dependent upon the crush spread realized. NuGen has received the EPA pathway approval and has permits to increase its production levels to 150 million gallons annually. One Earth has received the EPA pathway approval and has permits to increase its production levels to 131 million gallons annually. We are working on debottlenecking the plants and plan to increase production levels over time dependent on industry conditions and plant profitability. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross Profit – Gross profit was approximately $71.0 million in fiscal year 2016, or 15.7% of net sales and revenue, versus approximately $50.8 million in fiscal year 2015 or 11.6% of net sales and revenue. This represents an increase of approximately $20.2 million. The crush spread for fiscal year 2016 was approximately $0.25 per gallon of ethanol sold compared to approximately $0.17 per gallon of ethanol sold in fiscal year 2015. The decline of approximately $9.9 million in sales of dried distillers grains compared to fiscal year 2015 negatively affected gross profit. Management believes this decline results primarily from lower Chinese imports of U.S. produced dried distillers grains and the continued uncertainty regarding future Chinese imports of U.S. produced domestic distillers grains. Grain accounted for approximately 77% ($293.8 million) of our cost of sales during fiscal year 2016 compared to approximately 76% ($293.0 million) during fiscal year 2015. Natural gas accounted for approximately 5% ($20.6 million) of our cost of sales during fiscal year 2016 compared to approximately 6% ($22.7 million) during fiscal year 2015. The decrease in natural gas costs are primarily related to relatively mild winter weather conditions and generally large U.S. production volumes of natural gas. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities. None of our forecasted ethanol, approximately 9% of our forecasted distillers grains and approximately 19% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues in fiscal year 2017 of approximately $47.2 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from current pricing would result in an increase in annual cost of goods sold in fiscal year 2017 of approximately $32.3 million.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2016 were approximately $21.4 million (4.7% of net sales and revenue), an increase of approximately $1.6 million or 7.9% from approximately $19.8 million (4.5% of net sales and revenue) for fiscal year 2015. A majority of the dollar fluctuation results from increases in rail car leases as our fleet of rail cars age and require more repairs. In addition, incentive compensation also contributed to the increase in expense which is consistent with the higher profitability realized during fiscal year 2016.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2016 and 2015, we recognized income of approximately $6.1 million and approximately $6.0 million, respectively, from our equity investment in Big River. Big River has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2017 of approximately 354 million gallons.

During fiscal year 2015, we recognized income of approximately $2.9 million from our equity investment in Patriot. Effective June 1, 2015, a merger between Patriot and a subsidiary of CHS Inc. (“CHS”) occurred in which our ownership interest in Patriot was sold; thus we ceased recording income from Patriot using the equity method of accounting.

Overall, we expect the trends in crush spread margins described in the “Overview” section to be generally consistent with the operating experience of Big River as its results are dependent on the same key drivers (ethanol, corn, dried distillers grains and natural gas pricing). Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to the fiscal year 2016 results.

Gain on Sale of Investment – During fiscal year 2016, we received proceeds of approximately $4.5 million as payment for certain escrow holdbacks and adjustments to the purchase price related to the merger between Patriot and CHS. As a result, we recognized approximately $0.2 million as gain on sale of investment during fiscal year 2016.

On June 1, 2015, Patriot and CHS completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. We received a cash payment of approximately $45.5 million at the closing, representing our proportionate share of the merger proceeds. The total merger consideration was approximately $196 million in cash subject to certain adjustments and certain escrow holdbacks. In connection with this transaction, we recognized a gain of approximately $10.4 million during fiscal year 2015.

Interest and Other Income – Interest and other income of approximately $0.6 million for fiscal year 2016 was consistent with the fiscal year 2015 amount.

Gain (Loss) on Disposal of Real Estate and Property and Equipment, net – We recognized gains of approximately $0.3 million in fiscal year 2016 compared to $0.5 million in fiscal year 2015. We sold three real estate properties in each of fiscal years 2016 and 2015.

Provision for Income Taxes – Our effective tax rate was 30.6% and 27.4% for fiscal years 2016 and 2015, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. Our effective rate increased as state and local taxes increased from a benefit of 1.3% in fiscal year 2015 to expense of 2.3% primarily as a result of the impact on deferred taxes of lower tax rates and apportionment in certain jurisdictions in fiscal year 2015. The domestic production activities deduction increased from 1.7% in fiscal year 2015 to 2.9% in fiscal year 2016, primarily as a result of agricultural cooperative patronage.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $39.5 million for fiscal year 2016 versus approximately $37.4 million for fiscal year 2015.

Noncontrolling Interests– Income attributable to noncontrolling interests was approximately $7.2 million and $6.0 million during fiscal years 2016 and 2015, respectively, and represents the owners’ (other than us) share of the income or loss of One Earth, NuGen and Future Energy. Noncontrolling interests of One Earth and NuGen were approximately $7.1 million and $0.2 million, respectively, during fiscal year 2016. Noncontrolling interests of One Earth and NuGen were approximately $6.0 million and $0.1 million, respectively, during fiscal year 2015. The loss related to noncontrolling interests of Future Energy was approximately $0.1 million during both fiscal years 2016 and 2015.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $32.3 million for fiscal year 2016 compared to $31.4 million for fiscal year 2015.

Comparison of Fiscal Years Ended January 31, 2016 and 2015

The following table summarizes selected operating data from our consolidated operations:

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
28

Net Sales and Revenue – Net sales and revenue in fiscal year 2015 were approximately $436.5 million, a 23.7% decrease from approximately $572.2 million in fiscal year 2014. Ethanol sales decreased from approximately $452.8 million in fiscal year 2014 to approximately $333.2 million in fiscal year 2015, primarily a result of a $0.56 decline in the price per gallon sold. Management believes the decline in the selling price results primarily from the historically low crude oil prices experienced in fiscal year 2015 and an oversupply of ethanol. Dried distillers grains sales decreased from approximately $96.3 million in fiscal year 2014 to approximately $81.1 million in fiscal year 2015, primarily a result of a $20.50 decrease in the price per ton sold. Management believes the decline in the selling price results primarily from the lower grain prices experienced during fiscal year 2015. Our non-food grade corn oil sales decreased from approximately $17.0 million in fiscal year 2014 to approximately $15.5 million in fiscal year 2015, primarily a result of a $0.06 decline in the price per pound sold. Our modified distillers grains sales increased from approximately $4.8 million in fiscal year 2014 to approximately $6.0 million in fiscal year 2015, primarily a result of a 19.5% increase in tons sold.

Gross Profit – Gross profit was approximately $50.8 million in fiscal year 2015, or 11.6% of net sales and revenue, versus approximately $141.9 million in fiscal year 2014 or 24.8% of net sales and revenue. This represents a decrease of approximately $91.1 million. The crush spread for fiscal year 2015 was approximately $0.17 per gallon of ethanol sold compared to approximately $0.59 per gallon of ethanol sold during fiscal year 2014. Grain accounted for approximately 76% ($293.0 million) of our cost of sales during fiscal year 2015 compared to approximately 74% ($320.0 million) during fiscal year 2014. Natural gas accounted for approximately 6% ($22.7 million) of our cost of sales during fiscal year 2015 compared to approximately 9% ($37.9 million) during fiscal year 2014. The decrease in natural gas costs are primarily related to relatively mild winter weather conditions and generally large U.S. production volumes of natural gas.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2015 were approximately $19.8 million (4.5% of net sales and revenue), an increase of approximately $0.4 million or 2.0% from approximately $19.4 million (3.4% of net sales and revenue) for fiscal year 2014. A majority of the dollar fluctuation results from increases in professional fees.

Gain on Sale of Investment – On June 1, 2015, Patriot and CHS completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. We received a cash payment of approximately $45.5 million at the closing, representing our proportionate share of the merger proceeds. The total merger consideration was approximately $196 million in cash subject to certain adjustments and certain escrow holdbacks. In connection with this transaction, we recognized a gain of approximately $10.4 million during fiscal year 2015.

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

Interest and Other Income –Interest and other income of approximately $0.6 million for fiscal year 2015 was consistent with the fiscal year 2014 amount.

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

Provision for Income Taxes– Our effective tax rate was 27.4% and 32.5% for fiscal years 2015 and 2014, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in continuing operations before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. In addition, our effective rate was favorably impacted as state and local taxes decreased from 3.6% to a benefit of 1.5% primarily as a result of the impact on deferred taxes of lower tax rates and apportionment in certain jurisdictions.

Income from Continuing Operations – As a result of the foregoing, income from continuing operations was approximately $37.4 million for fiscal year 2015 versus approximately $103.2 million for fiscal year 2014.

Discontinued Operations – During fiscal year 2009, we closed our remaining retail stores and warehouse operations and reclassified all retail related results at that time as discontinued operations. Income or loss from discontinued operations, net of taxes was insignificant for both fiscal years 2015 and 2014. There was no gain on sale, net of taxes, during fiscal year 2015 compared to approximately $0.3 million, which was recognized for four properties classified as discontinued operations during fiscal year 2014. The change in classification is a result of us adopting ASU 214-08.

Noncontrolling Interests – Income attributable to noncontrolling interests was approximately $6.0 million and $16.4 million during fiscal years 2015 and 2014, respectively, and represents the owners’ (other than us) share of the income or loss of One Earth, NuGen and Future Energy. Noncontrolling interests of One Earth and NuGen were approximately $6.0 million and $0.1 million, respectively, during fiscal year 2015. Noncontrolling interests of One Earth and NuGen were approximately $16.2 million and $0.4 million, respectively, during fiscal year 2014. The loss related to noncontrolling interests of Future Energy was approximately $0.1 million and $0.2 million during fiscal years 2015 and 2014, respectively.

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

Outlook – Our cash balance of approximately $188.6 million includes approximately $109.1 million held by One Earth and NuGen. During fiscal year 2014, One Earth and NuGen paid off and terminated their debt agreements, and are no longer limited with respect to paying dividends. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. We expect our equity method investee to limit the payment of dividends based upon working capital needs.

We are investigating various uses of our excess cash. We have a stock buyback program, and given our current authorization level, can repurchase a total of 155,334 shares as of January 31, 2017. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. Another possible use of our cash is to expand the capacity of our consolidated plants by approximately 10-15% as these plants have qualified as efficient ethanol producers through the EPA pathway assessment. We also plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria.

We expect capital expenditures to be in the range of approximately $20 million to $30 million in fiscal year 2017 as we plan to expand production capacity at our consolidated ethanol plants. We expect to fund these capital expenditures with available cash at our ethanol plant subsidiaries.

Operating Activities – Net cash provided by operating activities was approximately $69.1 million for fiscal year 2016 compared to approximately $40.2 million in fiscal year 2015. During fiscal year 2016, operating cash flow was provided by net income of approximately $39.5 million and adjustments of approximately $17.2 million, which consist of depreciation and amortization, stock based compensation expense, income from equity method investments, gain on sale of investment and disposal of real estate and property and equipment and the deferred income tax provision. Big River paid dividends to REX of approximately $7.0 million during fiscal year 2016. Accounts receivable increased approximately $2.5 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Prepaid expenses and other assets increased approximately $1.4 million, primarily a result of increased payment for refundable real estate taxes. Refundable income taxes decreased approximately $4.2 million resulting from our prior year overpayments being used to pay a portion of current year liabilities. Accrued expenses and other liabilities increased approximately $4.9 million, primarily a result of increases in accrued income tax liabilities which varies based upon the timing of estimated tax payments and the liability for uncertain tax positions which varies based on certain state income tax filing methodologies.

Net cash provided by operating activities was approximately $40.2 million for fiscal year 2015. During fiscal year 2015, operating cash flow was provided by net income of approximately $37.4 million and adjustments of approximately $(5.4) million, which consist of depreciation and amortization, income from equity method investments, gain on sale of investment and disposal of real estate and property and equipment and the deferred income tax provision. Big River and Patriot paid dividends to REX of approximately $11.2 million during fiscal year 2015. Accounts receivable increased approximately $0.5 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory decreased approximately $0.8 million, primarily a result of the lower quantities of corn on hand and the decline in corn costs during fiscal year 2015. Accounts payable increased approximately $0.4 million, primarily a result of the timing of vendor payments. Prepaid expenses and other assets increased approximately $1.1 million, primarily a result of increased payment for refundable real estate taxes. Refundable income taxes increased approximately $2.2 million resulting from our estimated payments of the current year liabilities.

Investing Activities – Net cash used in investing activities was approximately $7.7 million during fiscal year 2016 compared to cash provided of approximately $32.2 million during fiscal year 2015. Capital expenditures in fiscal year 2016 totaled approximately $14.2 million, the majority of which was plant expansion capacity projects at One Earth’s and NuGen’s ethanol plants. The sale of our equity investment in Patriot provided cash of approximately $4.5 million during fiscal year 2016. Cash of approximately $1.5 million was provided by proceeds from the sale of three real estate properties.

Net cash provided by investing activities was approximately $32.2 million during fiscal year 2015. Capital expenditures in fiscal year 2015 totaled approximately $15.5 million, the majority of which was plant expansion capacity projects at One Earth’s and NuGen’s ethanol plant. The sale of our equity investment in Patriot provided cash of approximately $45.5 million during fiscal year 2015. Cash of approximately $2.0 million was provided by proceeds from the sale of three real estate properties.

Financing Activities – Net cash used in financing activities was approximately $8.6 million during fiscal year 2016 compared to approximately $74.3 million for fiscal year 2015. During fiscal year 2016, we used cash of approximately $3.8 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. During fiscal year 2016, we purchased approximately 95,000 shares of our common stock for approximately $4.7 million in open market transactions.

Net cash used in financing activities was approximately $74.3 million during fiscal year 2015. We used cash of approximately $4.5 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. During fiscal year 2015, we purchased approximately 1,247,000 shares of our common stock for approximately $69.9 million in open market transactions.

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

Including equity method investees, approximately 7.9% of our net assets are restricted pursuant to the terms of various loan agreements as of January 31, 2017. None of our consolidated subsidiaries or the parent company have restricted net assets at January 31, 2017.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are obligated to make legally enforceable future cash payments. These agreements include obligations related to purchasing inventory and leasing rail cars. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect, at January 31, 2017 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Other (a)	$28,190	$10,558	$10,685	$5,325	$1,622

(a)	Amounts represent primarily payments due for rail car usage and grain contracts at One Earth and NuGen. We are not able to determine the likely settlement period for uncertain tax positions, accordingly, approximately $2.1 million of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement for forward basis corn purchase contracts which do not contain a determinable fixed price; accordingly, payments for such contracts have been excluded from the table above.
32

Seasonality and Quarterly Fluctuations

Our business is directly affected by the supply and demand for ethanol. The demand for ethanol typically increases during the spring and summer months from vacation travel and during the fall season due to holiday travel.

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

Inventory – Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide for a permanent write down of inventory, for inventory items that have a cost greater than net realizable value. There was no significant write down of inventory at January 31, 2017 or 2016. Fluctuations in the write down of inventory generally relate to the levels and composition of such inventory at a given point in time as well as commodity price levels. The assumptions we currently use include our estimates of the selling prices of ethanol, distillers grains and non-food grade corn oil.

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sales contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by us and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal year 2015, we began to carry a portion of our forward grain purchase contracts at fair value. During the years ended January 31, 2017 and 2016, there were no material settlements of forward contracts that were recorded at fair value. At January 31, 2017 we recorded an asset and a liability of approximately $0.2 million and approximately $0.1 million associated with these contracts. At January 31, 2016, we recorded a liability of approximately $0.3 million associated with these contracts.

We use derivative financial instruments (exchange-traded futures contracts) to manage a portion of the risk associated with changes in commodity prices, primarily related to corn. We monitor and manage this exposure as part of our overall risk management policy. As such, we seek to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We may take hedging positions in these commodities as one way to mitigate risk. While we attempt to link our hedging activities to purchase and sales activities, there are situations in which these hedging activities can themselves result in losses. We do not hold or issue derivative financial instruments for trading or speculative purposes. The changes in fair value of these derivative financial instruments are recognized in current period earnings as we do not use hedge accounting.

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

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2017, One Earth and NuGen combined have purchase commitments for approximately 7.7 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of a majority of the corn by June 2017. One Earth and NuGen have combined sales commitments for approximately 59.7 million gallons of ethanol, 67,000 tons of distillers grains and 14.4 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through June 2017. None of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $38.8 million for the remaining forecasted ethanol sales. Approximately 9% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $6.7 million for the remaining forecasted distillers grains sales. Approximately 19% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.7 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from current pricing would result in an increase in annual cost of goods sold of approximately $32.3 million for the remaining forecasted corn usage. Approximately 10% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from current pricing would result in an increase in annual cost of goods sold of approximately $2.2 million for the remaining forecasted natural gas usage.

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,576	$135,765
Restricted cash	130	54
Accounts receivable	11,901	13,666
Inventory	17,057	17,178
Refundable income taxes	1,070	5,254
Prepaid expenses and other	6,959	6,407
Deferred taxes - net	824	1,036
Total current assets	226,517	179,360
Property and equipment - net	182,761	189,976
Other assets	6,913	6,642
Equity method investments	37,833	38,707
TOTAL ASSETS	$454,024	$414,685

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$9,171	$10,212
Accrued expenses and other current liabilities	13,348	9,423
Total current liabilities	22,519	19,635
LONG TERM LIABILITIES:
Deferred taxes	41,135	38,304
Other long term liabilities	2,096	987
Total long term liabilities	43,231	39,291
COMMITMENTS AND CONTINGENCIES
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	145,767	144,844
Retained earnings	508,207	475,874
Treasury stock, 23,292 and 23,204 shares, respectively	(313,838)	(309,754)
Total REX shareholders’ equity	340,435	311,263
Noncontrolling interests	47,839	44,496
Total equity	388,274	355,759
TOTAL LIABILITIES AND EQUITY	$454,024	$414,685

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2017	2016	2015
Net sales and revenue	$453,799	$436,488	$572,230
Cost of sales	382,760	385,654	430,291
Gross profit	71,039	50,834	141,939
Selling, general and administrative expenses	(21,388)	(19,813)	(19,422)
Equity in income of unconsolidated ethanol affiliates	6,144	8,984	32,229
Gain on sale of investment	192	10,385	—
Interest and other income	596	625	368
Interest expense	—	—	(2,074)
Gain (loss) on disposal of real estate and property and equipment, net	328	503	(238)
Income from continuing operations before income taxes	56,911	51,518	152,802
Provision for income taxes	(17,393)	(14,108)	(49,649)
Income from continuing operations	39,518	37,410	103,153
Income from discontinued operations, net of tax	—	—	234
Gain on disposal of discontinued operations, net of tax	—	—	327
Net income	39,518	37,410	103,714
Net income attributable to noncontrolling interests	(7,185)	(5,974)	(16,377)
Net income attributable to REX common shareholders	$32,333	$31,436	$87,337

Weighted average shares outstanding – basic	6,587	7,297	8,109

Basic income per share from continuing operations attributable to REX common shareholders	$4.91	$4.31	$10.70
Basic income per share from discontinued operations attributable to REX common shareholders	—	—	0.03
Basic income per share on disposal of discontinued operations attributable to REX common shareholders	—	—	0.04

Basic net income per share attributable to REX common shareholders	$4.91	$4.31	$10.77

Weighted average shares outstanding – diluted	6,587	7,307	8,118
Diluted income per share from continuing operations attributable to REX common shareholders	$4.91	$4.30	$10.69
Diluted income per share from discontinued operations attributable to REX common shareholders	—	—	0.03
Diluted income per share on disposal of discontinued operations attributable to REX common shareholders	—	—	0.04
Diluted net income per share attributable to REX common shareholders	$4.91	$4.30	$10.76
Amounts attributable to REX common shareholders:
Income from continuing operations, net of tax	$32,333	$31,436	$86,776
Income from discontinued operations, net of tax	—	—	561
Net income	$32,333	$31,436	$87,337

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2017, 2016 AND 2015

(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 31, 2014	29,853	$299	21,753	$(222,170)	$144,051	$357,101	$31,472	$310,753

Net income						87,337	16,377	103,714

Treasury stock acquired			284	(18,238)				(18,238)

Noncontrolling interests distribution and other							(4,856)	(4,856)

Stock based compensation expense and related tax effects	—	—	(83)	851	740	—	—	1,591

Balance at January 31, 2015	29,853	299	21,954	(239,557)	144,791	444,438	42,993	392,964

Net income						31,436	5,974	37,410

Treasury stock acquired			1,254	(70,208)				(70,208)

Noncontrolling interests distribution and other							(4,471)	(4,471)

Issuance of equity awards, stock based compensation expense and related tax effects	—	—	(4)	11	53	—	—	64

Balance at January 31, 2016	29,853	299	23,204	(309,754)	144,844	475,874	44,496	355,759

Net income						32,333	7,185	39,518

Treasury stock acquired			88	(4,353)				(4,353)

Noncontrolling interests distribution and other							(3,842)	(3,842)

Stock based compensation expense	—	—	—	269	923	—	—	1,192

Balance at January 31, 2017	29,853	$299	23,292	$(313,838)	$145,767	$508,207	$47,839	$388,274

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,518	$37,410	$103,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,519	18,639	16,787
Impairment charges on real estate	—	125	68
Stock based compensation expense	1,314	64	—
Income from equity method investments	(6,144)	(8,984)	(32,229)
Dividends received from equity method investments	7,018	11,151	22,889
Gain on sale of investment	(192)	(10,385)	—
Derivative financial instruments	—	—	(1,141)
Gain on disposal of real estate and property and equipment	(328)	(503)	(275)
Deferred income tax	3,043	(4,196)	22,473
Excess tax benefit from stock option exercises	—	—	(441)
Changes in assets and liabilities:
Accounts receivable	(2,535)	(496)	7,692
Inventory	121	884	1,308
Prepaid expenses and other assets	(1,357)	(1,135)	(1,929)
Income taxes refundable	4,184	(2,235)	(1,985)
Accounts payable-trade	36	387	2,030
Accrued expenses and other liabilities	4,912	(536)	(1,745)
Net cash provided by operating activities	69,109	40,190	137,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,208)	(15,495)	(9,927)
Repayment of note receivable	24	23	6
Proceeds from sale of investment	4,492	45,476	—
Proceeds from sale of real estate and property and equipment	1,511	2,001	1,778
Restricted cash	(76)	(54)	500
Restricted investments and deposits	510	250	323
Net cash (used in) provided by investing activities	(7,747)	32,201	(7,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt	—	—	(75,726)
Stock options exercised	—	—	931
Payments to noncontrolling interests holders	(3,842)	(4,471)	(4,856)
Excess tax benefit from stock option exercises	—	—	441
Treasury stock acquired	(4,709)	(69,852)	(18,138)
Net cash used in financing activities	(8,551)	(74,323)	(97,348)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,811	(1,932)	32,548
CASH AND CASH EQUIVALENTS-Beginning of year	135,765	137,697	105,149
CASH AND CASH EQUIVALENTS-End of year	$188,576	$135,765	$137,697
Non cash financing activities-Cashless exercises of stock options	$—	$—	$100
Non cash financing activities-Accrued common stock repurchase	$—	$356	$—
Non cash financing activities-Equity awards issued	$1,095	$—	$—
Non cash investing activities-Accrued capital expenditures	$342	$1,063	$804
Non cash investing activities- Loan receivable granted in connection with sale of real estate	$—	$—	$475

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2017, the Company owns interests in three ethanol entities – two are consolidated and one is accounted for using the equity method of accounting.

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

Concentrations of Risk –The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents. Five (fiscal year 2016) and four (fiscal years 2015 and 2014) customers accounted for approximately 83%, 75% and 74% of the Company’s net sales and revenue during fiscal years 2016, 2015 and 2014, respectively. At January 31, 2017 and 2016, these customers represented approximately 88% and 47%, respectively, of the Company’s accounts receivable balance.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related co-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no significant write-down of inventory during fiscal years 2016, 2015 or 2014. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory at January 31, 2017, and January 31, 2016 are as follows (amounts in thousands):

	January 31,
	2017	2016

Ethanol and other finished goods	$5,262	$3,105
Work in process	2,359	2,652
Grain and other raw materials	9,436	11,421

Total	$17,057	$17,178

Property and Equipment – Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment. The components of property and equipment at January 31, 2017 and 2016 are as follows (amounts in thousands):

	January 31,
	2017	2016

Land and improvements	$20,951	$21,598
Buildings and improvements	23,203	24,543
Machinery, equipment and fixtures	255,348	237,735
Construction in progress	1,046	6,094

	300,548	289,970
Less: accumulated depreciation	(117,787)	(99,994)

Total	$182,761	$189,976

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded no impairment charges in fiscal year 2016. The Company recorded impairment charges of $125,000 in fiscal year 2015, all of which is included in cost of sales in the Consolidated Statement of Operations. The Company recorded impairment charges of $68,000 in fiscal year 2014, all of which is included in discontinued operations in the Consolidated Statement of Operations. These impairment charges are primarily related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value.

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

Depreciation expense was approximately $19,519,000, $18,638,000 and $16,387,000 in fiscal years 2016, 2015 and 2014, respectively.

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

Cost of Sales – Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs and general facility overhead charges.

Selling, General and Administrative Expenses – The Company includes non-production related costs such as professional fees and certain payroll in selling, general and administrative expenses.

Interest Expense – There was no cash paid for interest in fiscal years 2016 and 2015. Cash paid for interest in fiscal year 2014 was approximately $2,136,000.

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During the years ended January 31, 2017 and 2016 there were no material settlements of forward contracts that are recorded at fair value. At January 31, 2017, the company recorded an asset and a liability of $0.2 million and $0.1 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815. At January 31, 2016, the Company recorded a liability of $0.3 million associated with these contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815.

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

The Company used derivative financial instruments to manage its balance of fixed and variable rate debt. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties. The swap agreement was not designated for hedge accounting pursuant to ASC 815. The interest rate swap was recorded at its fair value and the changes in fair values were recorded as gain or loss on derivative financial instruments in the Consolidated Statements of Operations. The Company paid settlements of interest rate swaps of approximately $1,142,000 in fiscal years 2014.

Stock Compensation – The Company has a stock-based compensation plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity and liability awards in its consolidated financial statements over the requisite service period on a straight-line basis. See Note 11 for a further discussion of restricted stock.

The Company had stock-based compensation plans under which stock options had been granted to directors, officers and key employees. These plans were terminated in fiscal year 2015. The total intrinsic value of options (granted pursuant to these terminated plans) exercised in the year ended January 31, 2015 was approximately $4.0 million resulting in tax deductions to realize benefits of approximately $0.8 million.

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

New Accounting Pronouncements –The Company will be required to adopt the amended guidance in ASC Topic 606 “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board (“FASB”) has deferred the required adoption of the amended guidance by one year, from February 1, 2017 to February 1, 2018. Early application beginning February 1, 2017 is permitted. The Company has not completed its analysis of adopting this guidance but it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Effective February 1, 2018, the Company will be required to adopt Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. This amended guidance requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has not yet determined the effect of this amended guidance on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of financial Assets and financial Liabilities”. This standard provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for annual and interim periods beginning after December 15, 2016. The Company has not completed its analysis of adopting this standard on its consolidated financial statements and related disclosures; however, the Company does not expect adoption of this standard to have a material effect on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard requires that virtually all leases will be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company will be required to adopt this standard effective February 1, 2019. The Company has not yet determined the effect of this amended guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This standard simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based compensation. This standard is effective for annual and interim periods beginning after December 15, 2016. The Company has not yet determined the effect of this standard on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash”. This standard requires that the statements of cash flows explain the changes in the combined total of restricted and unrestricted cash balances. Amounts generally described as restricted cash will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statements of cash flows. The Company will be required to adopt this standard effective February 1, 2018. The Company has not determined the effect of this standard on its consolidated financial statements and related disclosures.

2.	INVESTMENTS

The Company’s equity method investment is accounted for under ASC 323 “Investments-Equity Method and Joint Ventures”. The following table summarizes the investment at January 31, 2017 and 2016 (amounts in thousands):

Entity	Ownership Percentage	Carrying Amount January 31, 2017	Carrying Amount January 31, 2016

Big River Resources, LLC	9.7%	$37,833	$38,707

The Company invested $20.0 million in Big River, a holding company for several entities, for a 9.7% ownership interest. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in West Burlington, Iowa. During fiscal year 2016, the plant shipped 107 million gallons of ethanol. The plant has been in operation since 2004. Big River Resources Galva, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in Galva, Illinois. During fiscal year 2016, the plant shipped 125 million gallons of ethanol. The plant has been in operation since 2009. Big River Resources United Energy, LLC, a 55.3% owned subsidiary of Big River, operates an ethanol manufacturing plant in Dyersville, Iowa. During fiscal year 2016, the plant shipped 128 million gallons of ethanol. Big River acquired a 50.5% ownership interest in this plant in 2009 and increased its ownership to 55.3% during fiscal year 2015. Big River Resources Boyceville, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in Boyceville, Wisconsin. During fiscal year 2016, the plant shipped 57 million gallons of ethanol. Big River acquired its interest in this plant in 2011. The Company recorded income of approximately $6.1 million, $6.0 million and $18.2 million as its share of earnings from Big River during fiscal years 2016, 2015 and 2014, respectively. The Company received dividends of approximately $7.0 million, $7.5 million and $18.0 million from Big River during fiscal years 2016, 2015 and 2014, respectively. At January 31, 2017, the carrying value of the investment in Big River is approximately $37.8 million; the amount of underlying equity in the net assets of Big River is approximately $37.2 million.

The Company invested $17.9 million in Patriot for a 27% ownership interest. Patriot operated an ethanol manufacturing plant in Annawan, Illinois. On June 1, 2015, Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. The Company received a cash payment of approximately $45.5 million at the closing, representing its proportionate share of the merger consideration for its 27% ownership interest. The total merger consideration was approximately $196 million in cash subject to certain adjustments and certain escrow holdbacks. In connection with this transaction, the Company recognized a gain of approximately $10.4 million during fiscal year 2015. During fiscal year 2016, the Company received proceeds of approximately $4.5 million as partial payment for certain escrow holdbacks and adjustments to the purchase price. As a result, the Company recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. At January 31, 2017, the Company has approximately $0.1 million in accounts receivable on the accompanying Consolidated Balance Sheets related to estimated escrow proceeds that were recognized as income in fiscal year 2015.

The Company recorded income of approximately $2.9 million and $14.0 million as its share of earnings from Patriot during fiscal years 2015 and 2014, respectively. The Company received dividends of approximately $3.6 million and $4.9 million from Patriot during fiscal years 2015 and 2014, respectively.

Undistributed earnings of equity method investees totaled approximately $17.8 million and $18.7 million at January 31, 2017 and 2016, respectively. Summarized financial information for the Company’s equity method investee as of its fiscal year end is presented in the following table (amounts in thousands):

As of December 31, 2016

Big River

Current assets	$175,299
Non current assets	311,450
Total assets	$486,749
Current liabilities	$50,798
Long-term liabilities	—
Total liabilities	$50,798
Noncontrolling interests	$52,336

As of December 31, 2015

Big River

Current assets	$137,758
Non current assets	341,907
Total assets	$479,665
Current liabilities	$49,224
Long-term liabilities	—
Total liabilities	$49,224
Noncontrolling interests	$48,156
46

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

Year Ended December 31, 2016

Big River

Net sales and revenue	$851,434
Gross profit	$88,841
Income from continuing operations	$63,292
Net income	$63,292

Year Ended December 31, 2015

	Patriot (1)	Big River

Net sales and revenue	$115,614	$863,554
Gross profit	$14,424	$85,451
Income from continuing operations	$11,100	$62,193
Net income	$11,100	$62,193

(1)	For Patriot, results are for the five month period ended May 31, 2015 as the Company’s equity interest in Patriot was sold June 1, 2015.

Year Ended December 31, 2014

	Patriot	Big River

Net sales and revenue	$331,260	$1,184,505
Gross profit	$59,980	$241,963
Income from continuing operations	$52,875	$187,388
Net income	$52,875	$187,388

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2017 are approximately $278.7 million. At January 31, 2017, the Company’s proportionate share of restricted net assets of Big River is approximately $27.0 million.

3.	FAIR VALUE

The Company applies ASC 820, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries certain cash equivalents, investments and derivative financial instruments at fair value.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2017 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Commodity futures (3)	$—	$45	$—	$45
Forward purchase contracts asset (4)	—	163	—	163
Investment in cooperative (1)	—	—	333	333
Total assets	$—	$208	$333	$541

Forward purchase contracts liability (2)	$—	$136	$—	$136

Financial assets and liabilities measured at fair value at January 31, 2016 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Investment in cooperative (1)	$—	$—	$333	$333

Forward purchase contracts liability (2)	$—	$312	$—	$312

(1)	The investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

(2)	The forward purchase contract liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

(3)	The commodity futures asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(4)	The forward purchase contract asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

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

4.	OTHER ASSETS

The components of other noncurrent assets at January 31, 2017 and 2016 are as follows (amounts in thousands):

	January 31,
	2017	2016

Real estate taxes refundable	$5,923	$5,091
Deposits	155	664
Other	835	887

Total	$6,913	$6,642

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with vendors and governmental authorities.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities at January 31, 2017 and 2016 are as follows (amounts in thousands):

	January 31,
	2017	2016

Accrued utility charges	$2,414	$2,094
Accrued payroll and related items	4,279	3,760
Accrued real estate taxes	2,716	2,564
Accrued income taxes	2,120	—
Other	1,819	1,005

Total	$13,348	$9,423

6.	NET INCOME PER SHARE FROM CONTINUING OPERATIONS

The Company reports net income per share in accordance with ASC 260, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents for each year include the number of shares issuable upon the exercise of outstanding options or restricted stock awards, less the shares that could be purchased under the treasury stock method. For fiscal years 2015 and 2014 all shares subject to outstanding options were dilutive.

The following table reconciles the basic and diluted net income per share amounts from continuing operations computations for each year presented for fiscal years 2015 and 2014 (amounts in thousands, except per-share amounts):

	2015
	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$31,436	7,297	$4.31
Effect of restricted stock		10
Diluted net income per share from continuing operations attributable to REX common shareholders	$31,436	7,307	$4.30
51

	2014
	Income	Shares	Per Share

Basic net income per share from continuing operations attributable to REX common shareholders	$86,776	8,109	$10.70
Effect of stock options		9
Diluted net income per share from continuing operations attributable to REX common shareholders	$86,776	8,118	$10.69

7.	LEASES

At January 31, 2017, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. As of January 31, 2017, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2018	$7,022
2019	6,108
2020	4,577
2021	2,778
2022	2,547
Thereafter	1,622
$24,654

8.	COMMON STOCK

During fiscal years 2016, 2015 and 2014, the Company purchased 87,904 shares, 1,254,344 shares and 283,979 shares, respectively, of its common stock for approximately $4,353,000, $70,208,000 and $18,238,000, respectively. Included in these amounts are shares the Company received totaling 1,555 for the year ended January 31, 2015 as tenders of the exercise price of stock options exercised by certain officers and directors of the Company. The cost of these shares, determined as the fair market value on the date they were tendered, was approximately $100,000 for the year ended January 31, 2015. At January 31, 2017, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 155,334 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,

	2017	2016
Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	6,561	6,648
52

9.	REVOLVING LINES OF CREDIT

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature April 1, 2017. Any borrowings will be secured by the inventory and accounts receivable of One Earth or NuGen, specific to which entity borrows money under these facilities. These revolving loan facilities are recourse only to One Earth and NuGen and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 250 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the year ended January 31, 2017. One Earth and NuGen are also subject to certain financial covenants under the revolving loan facilities, including working capital requirements, should they borrow on the loans.

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at January 31,		Fair Value at January 31,
	2017	2016	2017	2016

Commodity futures (1)	$45	$—	$—	$—
Forward purchase contracts (2)	$163	$—	$136	$312

(1)	Commodity futures are included in prepaid expense and other. These contracts are short/sell positions for approximately 0.7 million bushels of corn.

(2) Forward purchase contracts assets are included in prepaid expenses and other while forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 5.3 million bushels of corn at January 31, 2017 and 0.7 million bushels of corn at January 31, 2016.

As of January 31, 2017, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions owed or owing with the same counterparty. As of January 31, 2017, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of January 31, 2017, the Company was required to maintain collateral with the counterparty in the amount of approximately $131,000 to secure the Company’s derivative liability position.

See Note 3 which contains fair value information related to derivative financial instruments.

The following table provides information about gains recognized in income on the Company’s derivative financial instruments and the line items on the Consolidated Statements of Operations in which the fair values are reflected for fiscal years 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Cost of sales	$(2,131)	$(382)	$—

11.	EMPLOYEE BENEFITS

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At January 31, 2017, 525,330 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the market price of REX common stock on the date of the grant. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock.

At January 31, 2017 and 2016, unrecognized compensation cost related to nonvested restricted stock was approximately $214,000 and $136,000, respectively.

The following table summarizes non-vested restricted stock award activity for the fiscal years 2016 and 2015:

	2016
		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2016	3,168	$200	2
Granted	21,502	1,269
Forfeited	—	—
Vested	1,320	83

Non-Vested at January 31, 2017	23,350	$1,386	2
54

2015
		Weighted	Weighted
		Average Grant	Remaining Vesting
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2015	—	$—
Granted	3,168	200
Forfeited	—	—
Vested	—	—

Non-Vested at January 31, 2016	3,168	$200	2

The following summarizes stock option activity for fiscal year 2014:

2014
Weighted
Average
	Shares	Exercise
	(000’s)	Price

Outstanding—Beginning of year	84	$12.37
Exercised	(84)	12.37
Canceled or expired	—	—

Outstanding—End of year	—

Exercisable—End of year	—

12.	COMMITMENTS

One Earth and NuGen have combined forward purchase contracts for approximately 7.7 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of a majority of the corn through June 2017.

One Earth and NuGen have combined sales commitments for approximately 59.7 million gallons of ethanol, 67,000 tons of distillers grains and 14.4 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and corn oil through June 2017.

One Earth has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is paid over 120 equal monthly installments of $36,500. Payments began in February 2009. One Earth paid approximately $438,000 pursuant to the lease in each of fiscal years 2016, 2015 and 2014.

One Earth and NuGen have entered into agreements with unrelated parties for the lease of railcars that will be used to ship ethanol and distillers grains. These leases expire on various dates through February 1, 2024. One Earth and NuGen pay a monthly lease amount per railcar. One Earth and NuGen combined incurred expenses of approximately $8,515,000, $7,221,000 and $7,024,000 pursuant to the leases in fiscal years 2016, 2015 and 2014, respectively.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One Earth and NuGen to pay a fee per ton of distillers grains for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen incurred fees of approximately $1,194,000, $1,169,000 and $1,190,000 in fiscal years 2016, 2015 and 2014, respectively, for these marketing services.

One Earth has a grain origination agreement with Alliance Grain, a minority equity owner, under which it purchased 100% of its grain during fiscal years 2016, 2015 and 2014. One Earth pays to Alliance Grain a certain amount per bushel for procurement fees. The term of the agreement expires October 31, 2016, and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 180 days prior to the expiration of the then current term of the agreement.

13.	INCOME TAXES

The provision (benefit) for income taxes for fiscal years 2016, 2015 and 2014 consists of the following (amounts in thousands):

	2016	2015	2014

Federal:
Current	$12,197	$15,804	$23,452
Deferred	3,568	(2,867)	20,717

	15,765	12,937	44,169

State and Local:
Current	2,153	2,651	3,536
Deferred	(525)	(1,480)	1,944

	1,628	1,171	5,480

Provision for income taxes	$17,393	$14,108	$49,649
56

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2017 and 2016 (amounts in thousands):

	January 31,
	2017	2016

Assets:
Accrued liabilities	$539	$915
State net operating loss carryforward	412	1,147
Other items	513	198
Valuation allowance	(417)	(1,151)

Total	1,047	1,109
Liabilities:
Basis in pass through entities, including depreciation	(41,080)	(37,834)
Other	(278)	(543)

Total	(41,358)	(38,377)
Net deferred tax liability	$(40,311)	$(37,268)

The Company has a valuation allowance of approximately $417,000 at January 31, 2017. The Company decreased the valuation allowance by $734,000, $601,000 and $265,000 in fiscal years 2016, 2015 and 2014, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits and federal capital loss carryforwards.

The Company paid income taxes of approximately $7,090,000, $20,253,000 and $30,142,000 in fiscal years 2016, 2015 and 2014, respectively. The Company received refunds of income taxes of approximately $150,000, $132,000 and $53,000 in fiscal years 2016, 2015 and 2014, respectively.

The effective income tax rate on consolidated pre-tax income or loss differs from the federal income tax statutory rate for fiscal years 2016, 2015 and 2014 as follows:

	2016	2015	2014

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.3	(1.3)	3.6
Net change in valuation allowance	—	(1.2)	(0.2)
Domestic production activities deduction	(2.9)	(1.7)	(1.1)
Uncertain tax positions	0.8	1.0	—
Noncontrolling interest	(4.6)	(4.4)	(4.0)
Other	—	—	(0.8)

Total	30.6%	27.4%	32.5%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2010 and prior.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2017, total unrecognized tax benefits were approximately $1,875,000, and accrued penalties and interest were approximately $221,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $1,297,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Years Ended January 31,
	2017	2016

Unrecognized tax benefits, beginning of year	$987	$1,658
Changes for tax positions for prior years	1,109	(1,658)
Changes for tax positions for current year	—	987

Unrecognized tax benefits, end of year	$2,096	$987

14.	DISCONTINUED OPERATIONS

During fiscal year 2009, the Company completed the exit of its retail business. Accordingly, certain operations of the Company’s former retail operations and certain sold properties had been classified as discontinued operations prior to the prospective adoption of ASU 2014-08 effective February 1, 2015. No items were reclassified as discontinued operations for fiscal years 2016 or 2015. Below is a table reflecting certain items of the Consolidated Statement of Operations that were reclassified as discontinued operations for fiscal year 2014 (amounts in thousands):

2014

Net sales and revenue	$47

Cost of sales	$(321)

Income before income taxes	$368
Provision for income taxes	(134)
Income from discontinued operations, net of tax	$234

Gain on disposal before provision for income taxes	$513
Provision for income taxes	(186)
Gain on disposal of discontinued operations, net of tax	$327
58

15.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2017 or 2016 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

16.	NET SALES AND REVENUE

The following table summarizes sales for each product and service group for the periods presented (amounts in thousands):

	Fiscal Year
Product or Service Category	2016	2015	2014

Ethanol	$358,349	$333,200	$452,831
Dried distillers grains	71,204	81,116	96,328
Non-food grade corn oil	18,518	15,510	16,985
Modified distillers grains	5,326	5,999	4,814
Other	402	663	1,272
Total	$453,799	$436,488	$572,230

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

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2016	2016	2016	2017

Net sales and revenue	$100,222	$115,707	$116,283	$121,587
Gross profit	8,422	17,284	20,162	25,171
Net income	3,466	9,029	11,474	15,549
Net income attributable to REX common shareholders	2,838	8,176	8,938	12,381
Basic net income per share attributable to REX common shareholders	$0.43	$1.24	$1.36	$1.88
Diluted net income per share attributable to REX common shareholders	$0.43	$1.24	$1.36	$1.88

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2015	2015	2015	2016

Net sales and revenue	$105,197	$113,480	$110,584	$107,227
Gross profit	9,127	18,276	14,273	9,158
Net income	4,439	18,711	9,433	4,827
Net income attributable to REX common shareholders	3,927	16,367	7,456	3,686
Basic net income per share attributable to REX common shareholders (a)	$0.50	$2.16	$1.08	$0.54
Diluted net income per share attributable to REX common shareholders (a)	$0.50	$2.16	$1.08	$0.54

a)	The total of the quarterly net income per share amounts do not equal the annual net income per share amounts due to the impact of varying amounts of shares outstanding during the year.

18.	RELATED PARTIES

During fiscal years 2016, 2015 and 2014, One Earth and NuGen purchased approximately $148.5 million, $148.2 million and $164.7 million, respectively, of corn from minority equity investors. The Company had amounts payable to related parties for corn purchases of approximately $1.7 million and $1.2 million at January 31, 2017, and 2016, respectively.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
REX American Resources Corporation
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits. We did not audit the financial statements for the year ended January 31, 2015 of Patriot Holdings, LLC, the Company’s investment in which is accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include its equity earnings of Patriot Holdings, LLC of $14,038,000 for the year ended January 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patriot Holdings, LLC is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of REX American Resources Corporation and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting, based on our audit.

/s/ Deloitte and Touche LLP

Cincinnati, Ohio

March 27, 2017

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

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2017, 2016 AND 2015

(Amounts in thousands)

		Additions	Deductions
	Balance	Charged to	Charges for	Balance
	Beginning	Cost and	Which Reserves	End
	of Year	Expenses	Were Created	of Year

2017:
Deferred tax valuation allowance	$1,151	$–	$734	$417

2016:
Deferred tax valuation allowance	$1,752	$–	$601	$1,151

2015:
Deferred tax valuation allowance	$2,017	$–	$265	$1,752

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2017 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2017 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ZAFAR RIZVI	Chief Executive Officer and President
Zafar Rizvi	(principal executive officer)	March 27, 2017

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	March 27, 2017
64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

REX American Resources Corporation:

Dayton, Ohio

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

65

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2017 of the Company and our report dated March 27, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and referred to the report of other auditors.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 27, 2017

66

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 13, 2017, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 13, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 13, 2017 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 13, 2017 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 13, 2017 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2017 and 2016

Consolidated Statements of Operations for the years ended January 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended January 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2017, 2016 and 2015

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

(a)(3) Exhibits

See Exhibit Index at page 70 of this report.

Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

Item 16. Form 10-K Summary

None

68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX AMERICAN RESOURCES CORPORATION

By: ZAFAR RIZVI

Zafar Rizvi

Chief Executive Officer and President

Date: March 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE
Stuart A. Rose	Executive Chairman of the Board	March 27, 2017

ZAFAR RIZVI	Chief Executive Officer, President
Zafar Rizvi	and Director (principal executive officer)	March 27, 2017

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer
(principal financial and accounting
	officer)	March 27, 2017

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	March 27, 2017

EDWARD M. KRESS
Edward M. Kress	Director	March 27, 2017

CHARLES A. ELCAN
Charles A. Elcan	Director	March 27, 2017

DAVID S. HARRIS
David S. Harris	Director	March 27, 2017

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	March 27, 2017

LEE FISHER
Lee Fisher	Director	March 27, 2017
69

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

	3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

(10)	Material contracts:

	10(a)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(b)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(c)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(d)*	Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

	10(e)*	Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

	10(f)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(g)*	Form of Restricted Stock Award Agreement under 2015 Incentive Plan (incorporated by reference to Exhibit 10(e) to Form 8-K filed June 8, 2015, File No. 001-09097)

(14)	Code of Ethics:

	14(a)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14(a) to Form 10-K for fiscal year ended January 31, 2004, File No. 001-09097)
70

(21)	Subsidiaries of the registrant:

	21	Subsidiaries of registrant ______________________________________________________

(23)	Consents of experts and counsel:

	23(a)	Consent of Deloitte & Touche LLP to use its reports dated March 27, 2017 included in this annual report on Form 10-K into registrant’s Registration Statement on Form S-8 (Registration No. 333-205419) ______________

	23(b)	Consent of Boulay PLLP to use its report dated February 17, 2015 and July 15, 2015 included in this annual report on Form 10-K into registrant’s Registration Statement on Form S-8 (Registration No. 333-205419) ______________

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications __________________________________________________

(32)	Section 1350 Certifications:

	32	Certifications __________________________________________________

(101)	Interactive Data File

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not contained herein may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 7720 Paragon Road, Dayton, Ohio 45459.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

71