Form 10-Q
period 2017-04-30
REX AMERICAN RESOURCES Corp
filed 2017-06-01
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At the close of business on May 31, 2017 the registrant had 6,558,679 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	April 30, 2017	January 31, 2017
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$191,493	$188,576
Restricted cash	130	130
Accounts receivable	9,196	11,901
Inventory	20,427	17,057
Refundable income taxes	1,063	1,070
Prepaid expenses and other	7,075	6,959
Deferred taxes, net	—	824
Total current assets	229,384	226,517
Property and equipment, net	184,674	182,761
Other assets	6,777	6,913
Equity method investments	38,533	37,833
Total assets	$459,368	$454,024

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$8,636	$9,171
Accrued expenses and other current liabilities	14,261	13,348
Total current liabilities	22,897	22,519
Long-term liabilities:
Deferred taxes	40,314	41,135
Other long-term liabilities	2,242	2,096
Total long-term liabilities	42,556	43,231
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	145,790	145,767
Retained earnings	512,751	508,207
Treasury stock	(313,832)	(313,838)
Total REX shareholders’ equity	345,008	340,435
Noncontrolling interests	48,907	47,839
Total equity	393,915	388,274
Total liabilities and equity	$459,368	$454,024

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Operations

Unaudited

	Three Months Ended April 30,
	2017	2016

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$113,143	$100,222
Cost of sales	100,654	91,800
Gross profit	12,489	8,422
Selling, general and administrative expenses	(5,402)	(4,027)
Equity in income of unconsolidated affiliates	700	233
Gain on sale of investment	—	192
Interest and other income	215	160
Income before income taxes	8,002	4,980
Provision for income taxes	(2,390)	(1,514)
Net income	5,612	3,466
Net income attributable to noncontrolling interests	(1,068)	(628)
Net income attributable to REX common shareholders	$4,544	$2,838

Weighted average shares outstanding – basic	6,593	6,573

Basic net income per share attributable to REX common shareholders	$0.69	$0.43

Weighted average shares outstanding – diluted	6,593	6,594

Diluted net income per share attributable to REX common shareholders	$0.69	$0.43

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Equity

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2017	29,853	$299	23,292	$(313,838)	$145,767	$508,207	$47,839	$388,274

Net income						4,544	1,068	5,612

Stock based compensation expense	—	—	—	6	23	—	—	29

Balance at April 30, 2017	29,853	$299	23,292	$(313,832)	$145,790	$512,751	$48,907	$393,915

Balance at January 31, 2016	29,853	$299	23,204	$(309,754)	$144,844	$475,874	$44,496	$355,759

Net income						2,838	628	3,466

Treasury stock acquired			88	(4,353)				(4,353)

Stock based compensation expense				3	12			15

Noncontrolling interests distribution and other	—	—	—	—	—	—	(268)	(268)

Balance at April 30, 2016	29,853	$299	23,292	$(314,104)	$144,856	$478,712	$44,856	$354,619

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements Of Cash Flows

Unaudited

	Three Months Ended April 30,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$5,612	$3,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,934	4,812
Income from equity method investments	(700)	(233)
Gain on sale of investment	—	(192)
Deferred income tax	3	—
Stock based compensation expense	196	15
Changes in assets and liabilities:
Accounts receivable	2,705	(1,833)
Inventories	(3,370)	(8,554)
Other assets	(30)	1,589
Accounts payable, trade	(1,308)	(2,284)
Other liabilities	723	(2,465)
Net cash provided by (used in) operating activities	8,765	(5,679)
Cash flows from investing activities:
Capital expenditures	(5,905)	(4,474)
Restricted cash	—	(466)
Restricted investments and deposits	51	—
Proceeds from sale of investment	—	2,275
Other	6	6
Net cash used in investing activities	(5,848)	(2,659)
Cash flows from financing activities:
Purchase of stock from noncontrolling interests holders	—	(268)
Treasury stock acquired	—	(4,709)
Net cash used in financing activities	—	(4,977)
Net increase (decrease) in cash and cash equivalents	2,917	(13,315)
Cash and cash equivalents, beginning of period	188,576	135,765
Cash and cash equivalents, end of period	$191,493	$122,450

Non cash investing activities – Accrued capital expenditures	$1,284	$634
Non cash financing activities – Equity awards accrued	$167	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2017

Note 1. Consolidated Condensed Financial Statements

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2017 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017 (fiscal year 2016). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2016 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes sales from the production of ethanol, distillers grains and non-food grade corn oil when title transfers to customers, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products.

Cost of Sales

Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant management, certain compensations costs, and general facility overhead charges.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes during the three months ended April 30, 2017 and 2016. The Company received no refunds of income taxes during the three months ended April 30, 2017 and 2016.

As of April 30, 2017 and January 31, 2017, total unrecognized tax benefits were approximately $2,004,000 and $1,875,000, respectively. Accrued penalties and interest were approximately $238,000 and $221,000 at April 30, 2017 and January 31, 2017, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $2,004,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related co-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There were no significant permanent write-downs of inventory at April 30, 2017 and January 31, 2017. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2017	January 31, 2017

Ethanol and other finished goods	$3,159	$5,262
Work in process	2,487	2,359
Grain and other raw materials	14,781	9,436
Total	$20,427	$17,057

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first three months of fiscal years 2017 or 2016. Impairment charges have historically resulted from the Company’s management performing cash flow analysis and have represented management’s estimate of the excess of net book value over fair value.

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

Accounting Changes and Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This standard simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based compensation. The Company adopted this standard February 1, 2017. The adoption of ASU 2016-09 did not impact the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases”. This standard requires that virtually all leases will be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company will be required to adopt this standard effective February 1, 2019. The Company has not completed its analysis of adopting this guidance but it does expect the adoption of this guidance to have a material impact on its Consolidated Balance Sheet related to the right to use asset and lease obligation liability to be recognized upon adoption of this guidance. The related leases are currently accounted for as operating leases (see Note 3).

The Company will be required to adopt the amended guidance in ASC Topic 606 “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The FASB had deferred the required adoption of the amended guidance by one year, from February 1, 2017 to February 1, 2018. The Company has not completed its analysis of adopting this guidance but it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements with respect to measurement and recognition of revenue. The Company is still evaluating the impact of adopting this guidance on disclosures in the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes”, (“ASU 2015-17”) which requires that for a particular tax-paying component of an entity and within a particular tax jurisdiction, all deferred tax liabilities and assets shall be offset and presented as a single noncurrent amount. The Company prospectively adopted the amended guidance effective February 1, 2017. Prior periods were not retrospectively adjusted. The adoption of ASU 2015-17 did not affect net income attributable to REX common shareholders or retained earnings in the presented periods.

Note 3. Leases

At April 30, 2017, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2018	$5,486
2019	6,910
2020	5,379
2021	3,580
2022	2,948
Thereafter	1,622
Total	$25,925

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2017 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$—	$66	$—	$66
Investment in cooperative (2)	—	—	333	333
Total assets	$—	$66	$333	$399

Forward purchase contract liability (3)	$—	$413	$—	$413

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2017 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$—	$45	$—	$45
Forward purchase contract asset (4)	—	163	—	163
Investment in cooperative (2)	—	—	333	333
Total assets	$—	$208	$333	$541

Forward purchase contract liability (3)	$—	$136	$—	$136

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

(4) The forward purchase contract asset is included in “Prepaid expenses and other current assets on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at April 30, 2017 or January 31, 2017.

Note 5.  Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2017	January 31, 2017

Land and improvements	$20,960	$20,951
Buildings and improvements	23,237	23,203
Machinery, equipment and fixtures	256,577	255,348
Construction in progress	6,968	1,046
	307,742	300,548
Less: accumulated depreciation	(123,068)	(117,787)
Total	$184,674	$182,761

Note 6.  Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	April 30, 2017	January 31, 2017

Real estate taxes refundable	$5,925	$5,923
Deposits	105	155
Other	747	835
Total	$6,777	$6,913

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with utility and other vendors.

Note 7.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2017	January 31, 2017

Accrued utility charges	$2,003	$2,414
Accrued payroll and related items	2,031	4,279
Accrued real estate taxes	2,868	2,716
Accrued income taxes	4,363	2,120
Other	2,996	1,819
Total	$14,261	$13,348

Note 8.  Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that matured April 1, 2017. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the three months ended April 30, 2017 and 2016.

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	April 30, 2017	January 31, 2017	April 30, 2017	January 31, 2017

Commodity futures (1)	$66	$45	$—	$—
Forward purchase contracts (2)	—	163	413	136
Total	$66	$208	$413	$136

(1) Commodity futures are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 0.9 million and 0.7 million bushels of corn at April 30, 2017 and January 31, 2017, respectively.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets while forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 10.8 million and 5.3 million bushels of corn at April 30, 2017 and January 31, 2017, respectively.

As of April 30, 2017, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions amounts owed or owing with the same counterparty. As of April 30, 2017, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of April 30, 2017, the Company was required to maintain collateral with the counterparty in the amount of approximately $130,000 to secure the Company’s derivative liability position.

See Note 4 which contains fair value information related to derivative financial instruments.

Gains of approximately $124,000 and $488,000 for the first quarters of fiscal years 2017 and 2016, respectively, on the Company’s derivative financial instruments were included in cost of sales on the Consolidated Condensed Statements of Operations.

Note 10.  Investments

The following table summarizes the equity method investment at April 30, 2017 and January 31, 2017 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2017	Carrying Amount January 31, 2017

Big River	9.7%	$38,533	$37,833

Undistributed earnings of the equity method investee totaled approximately $18.5 million and $17.8 million at April 30, 2017 and January 31, 2017, respectively. The Company did not receive dividends from its equity method investee in the first quarter of fiscal year 2017 or 2016.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2017	2016

Net sales and revenue	$192,500	$183,571
Gross profit	$8,181	$5,870
Income from continuing operations	$7,206	$2,404
Net income	$7,206	$2,404

Big River has debt agreements that limit amounts Big River can pay in the form of dividends or advances to owners. The restricted net assets of Big River at April 30, 2017 and January 31, 2017 are approximately $284.7 million and $278.7 million, respectively.

On June 1, 2015, Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During the first quarter of fiscal year 2016, the Company received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price. As a result, the Company recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. The Company does not expect any further proceeds or gain/loss on sale of investment to be significant.

Note 11.  Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At April 30, 2017, 525,330 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the market price of REX common stock on the date of the grant. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock.

At April 30, and January 31, 2017, unrecognized compensation cost related to nonvested restricted stock was approximately $185,000 and $214,000, respectively.

The following table summarizes non-vested restricted stock award activity for the three months ended April 30, 2017:

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2017	23,350	$1,386	2
Granted	—	—
Forfeited	—	—
Vested	—	—

Non-Vested at April 30, 2017	23,350	$1,386	2

Note 12.  Income Taxes

The effective tax rate on consolidated pre-tax income was 29.9% for the three months ended April 30, 2017, and 30.4% for the three months ended April 30, 2016.

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

Unrecognized tax benefits, January 31, 2017	$2,096
Changes for prior years’ tax positions	147
Changes for current year tax positions	—
Unrecognized tax benefits, April 30, 2017	$2,243

Note 13.  Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 14.4 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through September 2017.

One Earth and NuGen have combined sales commitments for approximately 113.6 million gallons of ethanol, approximately 53,000 tons of distillers grains and approximately 14.1 million pounds of non-food grade corn oil. They expect to deliver the ethanol through December 2017 and expect to deliver the distillers grains and non-food grade corn oil through June 2017.

Note 14. Net Sales and Revenue

The following table summarizes sales for each product and service group for the periods presented (amounts in thousands):

	Three Months Ended April 30,
Product or Service Category	2017	2016
Ethanol	$91,472	$77,631
Dried distillers grains	15,149	17,054
Non-food grade corn oil	4,593	3,846
Modified distillers grains	1,920	1,564
Other	9	127
Total	$113,143	$100,222

Note 15. Related-Party Transactions

During the first quarters of fiscal year 2017 and 2016, One Earth and NuGen purchased approximately $42.3 million and approximately $44.4 million, respectively, of corn from minority equity investors and board members of those subsidiaries. The Company had amounts payable to related parties for corn purchases of approximately $1.1 million and $1.7 million at April 30, 2017 and January 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At April 30, 2017, we had equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	120.5 M	75.0%	90.4 M
NuGen Energy, LLC	131.0 M	99.5%	130.3 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	107.3 M	9.7%	10.4 M
Big River Resources Galva, LLC	124.0 M	9.7%	12.0 M
Big River United Energy, LLC	128.6 M	5.4%	6.9 M
Big River Resources Boyceville, LLC	57.9 M	9.7%	5.6 M
Total	669.3 M		255.6 M
18

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

We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of grain processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by the realized yield) as the “crush spread”. Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We also expect our ethanol plants to produce approximately 15.5 pounds of distillers grains and 0.7 pounds of non-food grade corn oil for each bushel of grain processed.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase and forward ethanol, distillers grains and corn oil sale contracts and commodity futures agreements as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $1.7 million cumulatively for our ownership interest, patent and other expenses. We have not tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2017, we did not change any of our critical accounting policies as disclosed in our 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2017.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2017” means the period February 1, 2017 to January 31, 2018.

Results of Operations

Comparison of Three Months Ended April 30, 2017 and 2016

The following table summarizes selected data from our consolidated operations for the periods presented:

	Three Months Ended
	April 30,
	2017	2016

Average selling price per gallon of ethanol	$1.44	$1.32
Gallons of ethanol sold (in millions)	63.3	58.7
Average selling price per ton of dried distillers grains	$100.06	$125.29
Tons of dried distillers grains sold	151,402	136,121
Average selling price per pound of non-food grade corn oil	$0.28	$0.24
Pounds of non-food grade corn oil sold (in millions)	16.6	15.7
Average selling price per ton of modified distillers grains	$41.91	$59.82
Tons of modified distillers grains sold	45,802	26,147
Average cost per bushel of grain	$3.47	$3.52
Average cost of natural gas (per mmbtu)	$3.74	$3.22

Net sales and revenue in the quarter ended April 30, 2017 were approximately $113.1 million compared to approximately $100.2 million in the prior year’s first quarter, representing an increase of approximately $12.9 million.

The following table summarizes sales of our consolidated operations for each major product and service group for the periods presented (amounts in thousands):

	Three Months Ended
	April 30,
Product Category	2017	2016

Ethanol	$91,472	$77,631
Dried distillers grains	15,149	17,054
Non-food grade corn oil	4,593	3,846
Modified distillers grains	1,920	1,564
Other	9	127
Total	$113,143	$100,222

Ethanol sales increased from approximately $77.6 million in the first quarter of fiscal year 2016 to approximately $91.5 million in the first quarter of fiscal year 2017, primarily a result of a $0.12 increase in the price per gallon sold and an increase of 4.6 million gallons sold. Dried distillers grains sales decreased from approximately $17.1 million in the first quarter of fiscal year 2016 to approximately $15.1 million in the first quarter of fiscal year 2017, primarily a result of a $25.23 decline in the price per ton sold. The decline in selling price was partially offset by an 11% increase in tons sold. Management believes the decline in the selling price results primarily from the ongoing uncertainty of Chinese imports of domestic dried distillers grains as the China Ministry of Commerce had announced an anti-dumping and countervailing duty investigation in January 2016 and has imposed an anti-dumping tariff and a countervailing duty on U.S. dried distillers grains exports to China. In a final ruling in January 2017, China increased the dried distillers grains anti-dumping duty to a range of 42.2% up to 53.7% and the dried distillers grains countervailing duty to a range of 11.2% up to 12.0%. Non-food grade corn oil sales increased from approximately $3.8 million in the first quarter of fiscal year 2016 to approximately $4.6 million in the first quarter of fiscal year 2017, primarily a result of a $0.04 increase in the price per pound sold. Modified distillers grains sales increased from approximately $1.6 million in the first quarter of fiscal year 2016 to approximately $1.9 million in the first quarter of fiscal year 2017, primarily a result of a 75% increase in tons sold which was partially offset by a decline of $17.91 in the price per ton sold.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	250 million to 275 million gallons
Dried distillers grains	580,000 to 640,000 tons
Non-food grade corn oil	65 million to 75 million pounds
Modified distillers grains	160,000 to 180,000 tons
21

This expectation assumes that One Earth and NuGen will continue to operate at or near historical production levels, which is dependent upon the crush spread realized. NuGen has received the EPA pathway approval and has permits to increase its production levels to 150 million gallons annually. One Earth has received the EPA pathway approval and has permits to increase its production levels to 131 million gallons annually. We are working on debottlenecking the plants and plan to increase production levels over time dependent on industry conditions, plant profitability and the completion of capacity expansion projects. We may vary the amounts of dried and modified distillers grains production, and resulting sales, based upon market conditions.

Gross profit for the first quarter of fiscal year 2017 was approximately $12.5 million (11.0% of net sales and revenue) which was approximately $4.1 million higher compared to approximately $8.4 million of gross profit (8.4% of net sales and revenue) for the first quarter of fiscal year 2016. The crush spread for the first quarter of fiscal year 2017 was approximately $0.23 per gallon of ethanol sold compared to the first quarter of fiscal year 2016 which was approximately $0.10 per gallon of ethanol sold. The decline of approximately $1.9 million in sales of dried distillers grain compared to the first quarter of fiscal year 2016 negatively affected gross profit. Management believes this decline results primarily from the continued uncertainty regarding future Chinese imports of domestic distillers grains. Grain accounted for approximately 77% ($77.7 million) of our cost of sales during the first quarter of fiscal year 2017 compared to approximately 78% ($71.1 million) during the first quarter of fiscal year 2016. Natural gas accounted for approximately 6% ($6.0 million) of our cost of sales during the first quarter of fiscal year 2017 compared to approximately 5% ($5.0 million) during the first quarter of fiscal year 2016.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Based on existing contracts at the end of the first quarter of fiscal year 2017, none of our forecasted ethanol, approximately 7% of our forecasted distillers grains and approximately 19% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $48.6 million for the remaining forecasted sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $33.1 million for the remaining forecasted grain purchases. None of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.3 million for the remaining forecasted natural gas purchases.

Selling, general and administrative expenses for the first quarter of fiscal year 2017 were approximately $5.4 million, compared to approximately $4.0 million for the first quarter of fiscal year 2016. The quarterly increase is primarily related to higher rail car lease charges as our fleet of rail cars ages and requires more repairs. In addition, increases in professional fees which are attributable to general corporate activities and increases in incentive compensation which is consistent with the higher profitability in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 also contributed to higher selling, general and administrative expenses in fiscal year 2017. We expect selling, general and administrative expenses to remain consistent with fiscal year 2016 results in future periods, with the exception of variability of incentive compensation which is based upon Company profitability.

During the first quarters of fiscal years 2017 and 2016, we recognized income of approximately $0.7 million and $0.2 million, respectively, from our equity investment. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended April 30, 2017 of approximately 354 million gallons. Big River’s results in fiscal year 2017 have been positively impacted from higher crush spreads similar to our consolidated operations. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

On June 1, 2015 Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During the first quarter of fiscal year 2016, we received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the merger between Patriot and CHS. As a result, we recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. We do not expect any further proceeds or gain/loss on sale of investment to be significant.

Interest and other income was insignificant for the first quarters of fiscal years 2017 and 2016. We expect interest and other income to remain consistent with fiscal year 2016 levels for the remainder of fiscal year 2017.

As a result of the foregoing, income before income taxes was approximately $8.0 million for the first quarter of fiscal year 2017 versus approximately $5.0 million for the first quarter of fiscal year 2016.

Our effective tax rate was approximately 29.9% in the first quarter of fiscal year 2017, consistent with the 30.4% in the first quarter of fiscal year 2016. We expect our effective tax rate to approximate 28% - 32% (gross of noncontrolling interests) in future periods.

As a result of the foregoing, net income was approximately $5.6 million for the first quarter of fiscal year 2017 versus approximately $3.5 million for the first quarter of fiscal year 2016.

Income related to noncontrolling interests was approximately $1.1 million and approximately $0.6 million during the first quarters of fiscal years 2017 and 2016, respectively. These amounts represent the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2017 was approximately $4.5 million, an increase of approximately $1.7 million from approximately $2.8 million for the first quarter of fiscal year 2016. The increase over fiscal year 2016 results is primarily related to improved operating results consistent with changes in the crush spread during the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $8.8 million for the first quarter of fiscal year 2017, compared to net cash used in operating activities of approximately $5.7 million for the first quarter of fiscal year 2016. For the first quarter of fiscal year 2017, cash was provided by net income of approximately $5.6 million, adjusted for non-cash items of approximately $4.4 million, which consisted of depreciation and amortization, income from equity method investments, the deferred income tax provision and stock based compensation expense. A decrease in the balance of accounts receivable provided cash of approximately $2.7 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $3.4 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first quarter of fiscal year 2017. A decrease in the balance of accounts payable used cash of approximately $1.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other current liabilities provided cash of approximately $0.7 million which was primarily a result of higher accruals for our income tax provision and for repairs to leased rail cars.

Net cash used in operating activities was approximately $5.7 million for the first quarter of fiscal year 2016. For the first quarter of fiscal year 2016, cash was provided by net income of approximately $3.5 million and adjustments of approximately $4.4 million, which consist of depreciation, impairment charges and amortization, income from equity method investments and gain on sale of investment. An increase in the balance of accounts receivable used cash of approximately $1.8 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $8.6 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first quarter of fiscal year 2016. A decrease in the balance of accounts payable used cash of approximately $2.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. Other liabilities decreased approximately $2.5 million, which was primarily a result of the payments of accrued payroll and incentive compensation balances.

At April 30, 2017, working capital was approximately $206.5 million, compared to approximately $204.0 million at January 31, 2017. The ratio of current assets to current liabilities was 10.0 to 1 at April 30, 2017 and 10.1 at January 31, 2017.

Cash of approximately $5.8 million was used in investing activities for the first quarter of fiscal year 2017, compared to approximately $2.7 million during the first quarter of fiscal year 2016. During the first quarter of fiscal year 2017, we had capital expenditures of approximately $5.9 million, the majority of which was plant capacity expansion projects at the One Earth and NuGen ethanol plants. We expect to spend between $15.0 million and $25.0 million during the remainder of fiscal year 2017 on various capital projects.

Cash of approximately $2.7 million was used in investing activities for the first quarter of fiscal year 2016. During the first quarter of fiscal year 2016, we had capital expenditures of approximately $4.5 million, primarily related to improvements at the One Earth and NuGen ethanol plants. During the first quarter of fiscal year 2016, restricted cash increased approximately $0.5 million as a result of increased hedging activities. During the first quarter of fiscal year 2016, we received approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the sale of our equity investment in Patriot.

Cash used in financing activities totaled approximately $5.0 million for the first quarter of fiscal year 2016. During the first quarter of fiscal year 2016, we used cash of approximately $4.7 million to purchase approximately 95,000 shares of our common stock in open market transactions. During the first quarter of fiscal year 2016, we used cash of approximately $0.3 million to purchase shares from noncontrolling members of One Earth.

We are investigating various uses of our excess cash. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 155,000 shares. We also plan to seek and evaluate other investment opportunities including organic plant expansion, other energy related, agricultural or other ventures we believe fit our investment criteria.

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that matured April 1, 2017. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the three months ended April 30, 2017. One Earth and NuGen expect to renew the revolving loan facilities during the second quarter of fiscal year 2017.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At April 30, 2017, One Earth and NuGen combined have forward purchase contracts for approximately 14.4 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through September 2017. At April 30, 2017, One Earth and NuGen have combined sales commitments for approximately 113.6 million gallons of ethanol, approximately 53,000 tons of distillers grains and approximately 14.1 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through December 2017. None of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $40.7 million. Approximately 7% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $6.2 million. Approximately 19% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.7 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $33.1 million. None of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.3 million.

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

Item 1A. Risk Factors

During the quarter ended April 30, 2017, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first three months of fiscal year 2017, neither One Earth nor NuGen paid dividends.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2017, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	June 1, 2017

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	June 1, 2017
28