Form 10-Q
period 2017-07-31
REX AMERICAN RESOURCES Corp
filed 2017-09-06
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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

Yes ☐  No ☒

At the close of business on September 5, 2017 the registrant had 6,566,769 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	July 31, 2017	January 31, 2017
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$185,997	$188,576
Restricted cash	379	130
Accounts receivable	10,938	11,901
Inventory	22,091	17,057
Refundable income taxes	1,527	1,070
Prepaid expenses and other	7,535	6,959
Deferred taxes, net	-	824
Total current assets	228,467	226,517
Property and equipment, net	187,545	182,761
Other assets	6,720	6,913
Equity method investments	36,665	37,833
Total assets	$459,397	$454,024

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$11,251	$9,171
Accrued expenses and other current liabilities	7,442	13,348
Total current liabilities	18,693	22,519
Long-term liabilities:
Deferred taxes	40,848	41,135
Other long-term liabilities	2,260	2,096
Total long-term liabilities	43,108	43,231
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	146,851	145,767
Retained earnings	515,692	508,207
Treasury stock	(313,658)	(313,838)
Total REX shareholders’ equity	349,184	340,435
Noncontrolling interests	48,412	47,839
Total equity	397,596	388,274
Total liabilities and equity	$459,397	$454,024

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$108,744	$115,707	$221,887	$215,929
Cost of sales	97,963	98,423	198,617	190,223
Gross profit	10,781	17,284	23,270	25,706
Selling, general and administrative expenses	(4,779)	(5,206)	(10,181)	(9,233)
Equity in income of unconsolidated affiliates	137	1,186	837	1,419
(Loss) gain on sale of investment	(13)	-	(13)	192
Gain on disposal of property and equipment, net	13	185	13	185
Interest and other income	334	97	549	257
Income before income taxes	6,473	13,546	14,475	18,526
Provision for income taxes	(2,302)	(4,517)	(4,692)	(6,031)
Net income	4,171	9,029	9,783	12,495
Net income attributable to noncontrolling interests	(1,230)	(853)	(2,298)	(1,481)
Net income attributable to REX common shareholders	$2,941	$8,176	$7,485	$11,014

Weighted average shares outstanding – basic and diluted	6,593	6,586	6,592	6,590

Basic and diluted net income per share attributable to REX common shareholders	$0.45	$1.24	$1.14	$1.67

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

	REX Shareholders
	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2017	29,853	$299	23,292	$(313,838)	$145,767	$508,207	$47,839	$388,274

Net income						7,485	2,298	9,783

Issuance of equity awards and stock based compensation expense			(5)	180	1,084			1,264

Noncontrolling interests distribution and other	-	-	-	-	-	-	(1,725)	(1,725)

Balance at July 31, 2017	29,853	$299	23,287	$(313,658)	$146,851	$515,692	$48,412	$397,596

Balance at January 31, 2016	29,853	$299	23,204	$(309,754)	$144,844	$475,874	$44,496	$355,759

Net income						11,014	1,481	12,495

Treasury stock acquired			88	(4,353)				(4,353)

Stock based compensation expense			-	258	877			1,135

Noncontrolling interests distribution and other	-	-	-	-	-	-	(2,096)	(2,096)

Balance at July 31, 2016	29,853	$299	23,292	$(313,849)	$145,721	$486,888	$43,881	$362,940

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six Months Ended July 31,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$9,783	$12,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,955	9,748
Income from equity method investments	(837)	(1,419)
Dividends received from equity method investee	2,005	1,504
Gain on disposal of real estate and property and equipment, net	(13)	(185)
Loss (gain) on sale of investment	13	(192)
Deferred income tax	537	-
Stock based compensation expense	350	40
Changes in assets and liabilities:
Accounts receivable	886	(4,250)
Inventories	(5,034)	(6,455)
Other assets	(953)	2,989
Accounts payable, trade	1,678	(3,087)
Other liabilities	(4,828)	169
Net cash provided by operating activities	13,542	11,357
Cash flows from investing activities:
Capital expenditures	(14,366)	(9,334)
Restricted cash	(249)	(56)
Restricted investments and deposits	100	409
Proceeds from sale of investment	64	2,275
Proceeds from sale of real estate and property and equipment, net	42	1,028
Other	13	12
Net cash used in investing activities	(14,396)	(5,666)
Cash flows from financing activities:
Dividend payments to and purchases of stock from noncontrolling interests holders	(1,725)	(2,096)
Treasury stock acquired	-	(4,709)
Net cash used in financing activities	(1,725)	(6,805)
Net decrease in cash and cash equivalents	(2,579)	(1,114)
Cash and cash equivalents, beginning of period	188,576	135,765
Cash and cash equivalents, end of period	$185,997	$134,651

Non cash investing activities – Accrued capital expenditures	$744	$1,350
Non cash financing activities – Stock awards accrued	$281	$-
Non cash financing activities – Stock awards issued	$1,195	$1,095

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 2017

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

Financial Instruments

Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and non-food grade corn oil quantities expected to be produced by the Company over a reasonable period of time in the normal course of business. During fiscal year 2015, the Company began to carry a portion of its forward grain purchase contracts at fair value.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company’s estimated annual tax rate does not reflect the impact of its refined coal operation and the expected federal income tax credits to be earned beginning in the third quarter of fiscal year 2017 (see Note 16). The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $6.5 million and $1.0 million during the six months ended July 31, 2017 and 2016, respectively. The Company received no refunds of income taxes during the six months ended July 31, 2017 and 2016.

As of July 31, 2017 and January 31, 2017, total unrecognized tax benefits were approximately $2.0 million and $1.9 million, respectively. Accrued penalties and interest were approximately $0.3 million and $0.2 million at July 31, 2017 and January 31, 2017, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $1.3 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related co-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There were no significant permanent write-downs of inventory at July 31, 2017 and January 31, 2017. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	July 31, 2017	January 31, 2017

Ethanol and other finished goods	$4,302	$5,262
Work in process	3,074	2,359
Grain and other raw materials	14,715	9,436
Total	$22,091	$17,057

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first six months of fiscal years 2017 or 2016. Impairment charges have historically resulted from the

Company’s management performing cash flow analysis and have represented management’s estimate of the excess of net book value over fair value.

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

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen Energy, LLC (“NuGen”). The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in a limited liability company in which it has a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investment in Big River Resources, LLC (“Big River”) using the equity method of accounting and includes the results on a delayed basis of one month as Big River has a fiscal year end of December 31.

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

The Company will be required to adopt the amended guidance in ASC Topic 606 “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The FASB had deferred the required adoption of the amended guidance by one year, from February 1, 2017 to February 1, 2018. The Company is progressing in its evaluation of adopting this guidance but it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements with respect to measurement and recognition of revenue. The Company expects to adopt this guidance using the modified prospective method. The Company is still evaluating the impact of adopting this guidance on disclosures in the consolidated financial statements.

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

Note 3. Leases

At July 31, 2017, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2018	$3,556
2019	6,910
2020	5,379
2021	3,580
2022	2,948
Thereafter	1,622
Total	$23,995
11

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2017 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$-	$136	$-	$136
Forward purchase contract asset (4)	-	237	-	237
Investment in cooperative (2)	-	-	333	333
Total assets	$-	$373	$333	$706

Forward purchase contract liability (3)	$-	$158	$-	$158
12

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2017 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$-	$45	$-	$45
Forward purchase contract asset (4)	-	163	-	163
Investment in cooperative (2)	-	-	333	333
Total assets	$-	$208	$333	$541

Forward purchase contract liability (3)	$-	$136	$-	$136

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

(4) The forward purchase contract asset is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at July 31, 2017 or January 31, 2017.

Note 5. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2017	January 31, 2017

Land and improvements	$20,965	$20,951
Buildings and improvements	23,259	23,203
Machinery, equipment and fixtures	261,772	255,348
Construction in progress	9,359	1,046
	315,355	300,548
Less: accumulated depreciation	(127,810)	(117,787)
Total	$187,545	$182,761
13

Note 6. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	July 31, 2017	January 31, 2017

Real estate taxes refundable	$5,923	$5,923
Deposits	55	155
Other	742	835
Total	$6,720	$6,913

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with utility and other vendors.

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2017	January 31, 2017

Accrued utility charges	$2,088	$2,414
Accrued payroll and related items	1,344	4,279
Accrued real estate taxes	1,049	2,716
Accrued income taxes	37	2,120
Other	2,924	1,819
Total	$7,442	$13,348

Note 8. Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that matured April 1, 2017. During the second quarter of fiscal year 2017, One Earth and NuGen renewed the revolving loan facilities, which now mature June 1, 2018. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the six months ended July 31, 2017 and 2016.

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	July 31, 2017	January 31, 2017	July 31, 2017	January 31, 2017

Commodity futures (1)	$136	$45	$-	$-
Forward purchase contracts (2)	237	163	158	136
Total	$373	$208	$158	$136

(1) Commodity futures are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 1.9 million and 0.7 million bushels of corn at July 31, 2017 and January 31, 2017, respectively.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets while forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 10.3 million and 5.3 million bushels of corn at July 31, 2017 and January 31, 2017, respectively.

As of July 31, 2017, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions amounts owed or owing with the same counterparty. As of July 31, 2017, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of July 31, 2017, the Company was required to maintain collateral with the counterparty in the amount of approximately $379,000 to secure the Company’s derivative liability position.

See Note 4 which contains fair value information related to derivative financial instruments.

Gains on the Company’s derivative financial instruments of approximately $853,000 and $1,136,000 for the second quarters of fiscal years 2017 and 2016, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains on the Company’s derivative financial instruments of approximately $977,000 and $1,625,000 for the first six months of fiscal years 2017 and 2016, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations.

Note 10. Investments

The following table summarizes the Company’s equity method investment at July 31, 2017 and January 31, 2017 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount July 31, 2017	Carrying Amount January 31, 2017

Big River	9.7%	$36,665	$37,833

Undistributed earnings of the Company’s equity method investee totaled approximately $16.6 million and $17.8 million at July 31, 2017 and January 31, 2017, respectively. The Company received dividends from its equity method investee of approximately $2.0 million and $1.5 million during the first six months of fiscal years 2017 and 2016, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

Net sales and revenue	$212,070	$210,974	$404,569	$394,545
Gross profit	$11,582	$17,057	$19,764	$22,928
Income from continuing operations	$1,411	$12,216	$8,618	$14,620
Net income	$1,411	$12,216	$8,618	$14,620

Big River has debt agreements that limit amounts Big River can pay in the form of dividends or advances to owners. The restricted net assets of Big River at July 31, 2017 and January 31, 2017 are approximately $279.5 million and $278.7 million, respectively.

On June 1, 2015, Patriot Holdings, LLC (“Patriot”) and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During the first quarter of fiscal year 2016, the Company received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price. As a result, the Company recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. The Company does not expect any further proceeds or gain/loss on sale of investment to be significant.

Note 11. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At July 31, 2017, 511,174 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the date of the grant. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock.

At July 31, and January 31, 2017, unrecognized compensation cost related to nonvested restricted stock was approximately $321,000 and $214,000, respectively. The following table summarizes non-vested restricted stock award activity for the six months ended July 31, 2017 and 2016:

	Six Months Ended July 31, 2017

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2017	23,350	$1,386	2
Granted	14,156	1,370
Forfeited	-	-
Vested	8,091	481

Non-Vested at July 31, 2017	29,415	$2,275	2

	Six Months Ended July 31, 2016

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2016	3,168	$200	2
Granted	21,502	1,269
Forfeited	-	-
Vested	1,320	83

Non-Vested at July 31, 2016	23,350	$1,386	3

Note 12. Income Taxes

The effective tax rate on consolidated pre-tax income was 35.6% and 33.3% for the three months ended July 31, 2017 and 2016, respectively. The effective tax rate on consolidated pre-tax income was

32.4% and 32.6% for the six months ended July 31, 2017 and 2016, respectively. The fluctuation in the effective tax rate primarily relates to the impact of noncontrolling interests. The Company expects the effective tax rate, for the remainder of fiscal year 2017, to be significantly lower than the current year to date levels as the Company expects to earn federal income tax credits from its refined coal operation (see Note 16).

The Company files a U.S. federal income tax return and various state income tax returns. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2010 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

	Six Months Ended July 31,
	2017	2016

Unrecognized tax benefits, beginning of period	$2,096	$987
Changes for prior years’ tax positions	164	171
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$2,260	$1,158

Note 13. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 11.4 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through October 2017.

One Earth and NuGen have combined sales commitments for approximately 67.8 million gallons of ethanol, approximately 79,000 tons of distillers grains and approximately 11.7 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through December 2017.

Note 14. Net Sales and Revenue

The following table summarizes sales for each product and service group for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
Product or Service Category	2017	2016	2017	2016

Ethanol	$88,785	$90,933	$180,257	$168,564
Dried distillers grains	13,472	18,946	28,622	36,000
Non-food grade corn oil	4,726	4,738	9,318	8,584
Modified distillers grains	1,748	983	3,667	2,547
Other	13	107	23	234
Total	$108,744	$115,707	$221,887	$215,929

Note 15. Related-Party Transactions

During the second quarters of fiscal year 2017 and 2016, One Earth and NuGen purchased approximately $36.5 million and approximately $36.0 million, respectively, of corn from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $78.7 million and approximately $80.4 million for the six months ended July 31, 2017 and 2016, respectively. The Company had amounts payable to related parties for corn purchases of approximately $1.6 million and $1.7 million at July 31, 2017 and January 31, 2017, respectively.

Note 16. Subsequent Event

On August 10, 2017, the Company, through a 95.35% owned subsidiary, purchased the entire ownership interest of a refined coal facility for approximately $12 million in cash. The facility is in operation and will begin affecting the Company’s financial results during the third quarter of fiscal year 2017. The Company expects that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code.

The impact on the combined results of operations of the Company and the refined coal facility, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2017 is insignificant as the refined coal facility has been inactive for several years up until the Company’s acquisition.

The Company expects to complete its analysis of transaction costs related to the acquisition of the refined coal facility and the estimated fair value of assets acquired and liabilities assumed during the third quarter of fiscal year 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At July 31, 2017, we had equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	120.5 M	75.0%	90.4 M
NuGen Energy, LLC	131.4 M	99.5%	130.7 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	107.1 M	9.7%	10.4 M
Big River Resources Galva, LLC	123.7 M	9.7%	12.0 M
Big River United Energy, LLC	129.2 M	5.4%	7.0 M
Big River Resources Boyceville, LLC	57.2 M	9.7%	5.5 M
Total	669.1 M		256.0 M

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $1.8 million cumulatively for our ownership interest, patent and other expenses. We have not tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended July 31, 2017, we did not change any of our critical accounting policies as disclosed in our 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2017.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2017” means the period February 1, 2017 to January 31, 2018.

Results of Operations

Comparison of Three and Six Months Ended July 31, 2017 and 2016

The following table summarizes selected data from our consolidated operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

Average selling price per gallon of ethanol	$1.45	$1.49	$1.45	$1.41
Gallons of ethanol sold (in millions)	61.3	60.9	124.7	119.7
Average selling price per ton of dried distillers grains	$95.39	$134.81	$97.81	$130.12
Tons of dried distillers grains sold	141,233	140,541	292,635	276,662
Average selling price per pound of non-food grade corn oil	$0.29	$0.29	$0.28	$0.27
Pounds of non-food grade corn oil sold (in millions)	16.5	16.4	33.1	32.2
Average selling price per ton of modified distillers grains	$41.00	$56.60	$41.47	$58.54
Tons of modified distillers grains sold	42,632	17,370	88,434	43,517
Average cost per bushel of grain	$3.38	$3.73	$3.47	$3.63
Average cost of natural gas (per mmbtu)	$3.30	$2.71	$3.52	$2.96

Net sales and revenue in the quarter ended July 31, 2017 were approximately $108.7 million compared to approximately $115.7 million in the prior year’s second quarter, representing a decrease of approximately $7.0 million. Net sales and revenue in the first six months of fiscal year 2017 were approximately $221.9 million compared to approximately $215.9 million in the in the first six months of fiscal year 2016, representing an increase of approximately $6.0 million. The following table summarizes sales of our consolidated operations for each major product and service group for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
Product Category	2017	2016	2017	2016

Ethanol	$88,785	$90,933	$180,257	$168,564
Dried distillers grains	13,472	18,946	28,622	36,000
Non-food grade corn oil	4,726	4,738	9,318	8,584
Modified distillers grains	1,748	983	3,667	2,547
Other	13	107	23	234
Total	$108,744	$115,707	$221,887	$215,929
22

Ethanol sales decreased from approximately $90.9 million in the second quarter of fiscal year 2016 to approximately $88.8 million in the second quarter of fiscal year 2017, primarily a result of a $0.04 decrease in the price per gallon sold. Dried distillers grains sales decreased from approximately $18.9 million in the second quarter of fiscal year 2016 to approximately $13.5 million in the second quarter of fiscal year 2017, primarily a result of a $39.42 decline in the price per ton sold. Management believes the decline in the selling price results primarily from the ongoing uncertainty of Chinese imports of domestic dried distillers grains as the China Ministry of Commerce had announced an anti-dumping and countervailing duty investigation in January 2016 and has imposed an anti-dumping tariff and a countervailing duty on U.S. dried distillers grains exports to China. In a final ruling in January 2017, China increased the dried distillers grains anti-dumping duty to a range of 42.2% up to 53.7% and the dried distillers grains countervailing duty to a range of 11.2% up to 12.0%. In addition, Vietnam suspended imports of U.S dried distillers grains and this has also contributed to the decline in DDG prices. Non-food grade corn oil sales in the second quarter of fiscal year 2017 were consistent with sales in the second quarter of fiscal year 2016. Modified distillers grains sales increased from approximately $1.0 million in the second quarter of fiscal year 2016 to approximately $1.7 million in the second quarter of fiscal year 2017, primarily a result of a 145% increase in tons sold which was partially offset by a decline of $15.60 in the price per ton sold.

Ethanol sales increased from approximately $168.6 million in the first six months of fiscal year 2016 to approximately $180.3 million in the first six months of fiscal year 2017, primarily a result of an increase of 5.0 million gallons sold and a $0.04 increase in the price per gallon sold. Dried distillers grains sales decreased from approximately $36.0 million in the first six months of fiscal year 2016 to approximately $28.6 million in the first six months of fiscal year 2017, primarily a result of a $32.31 decline in the price per ton sold. The decline in selling price was partially offset by a 6% increase in tons sold. Management believes the decline in the selling price results from the same reasons as described in the preceding paragraph. Non-food grade corn oil sales increased from approximately $8.6 million in the first six months of fiscal year 2016 to approximately $9.3 million in the first six months of fiscal year 2017, primarily a result of slight increases in the price per pound sold and quantities sold. Modified distillers grains sales increased from approximately $2.5 million in the first six months of fiscal year 2016 to approximately $3.7 million in the first six months of fiscal year 2017, primarily a result of a 103% increase in tons sold which was partially offset by a decline of $17.07 in the price per ton sold.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	260 million to 280 million gallons
Dried distillers grains	590,000 to 620,000 tons
Non-food grade corn oil	65 million to 80 million pounds
Modified distillers grains	170,000 to 200,000 tons

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

Gross profit for the second quarter of fiscal year 2017 was approximately $10.8 million (9.9% of net sales and revenue) which was approximately $6.5 million lower compared to approximately $17.3 million of gross profit (14.9% of net sales and revenue) for the second quarter of fiscal year 2016. The crush spread for the second quarter of fiscal year 2017 was approximately $0.24 per gallon of ethanol sold compared to the second quarter of fiscal year 2016 which was approximately $0.20 per gallon of ethanol sold. The decline of approximately $5.5 million in sales of dried distillers grains compared to the second quarter of fiscal year 2016 negatively affected gross profit. Management believes this decline results primarily from the continued uncertainty regarding future Chinese and Vietnamese imports of U. S produced distillers grains. Grain accounted for approximately 75% ($73.2 million) of our cost of sales during the second quarter of fiscal year 2017 compared to approximately 79% ($77.6 million) during the second quarter of fiscal year 2016. Natural gas accounted for approximately 5% ($5.3 million) of our cost of sales during the second quarter of fiscal year 2017 compared to approximately 4% ($4.2 million) during the second quarter of fiscal year 2016. Plant related repairs and maintenance expense was approximately $2.0 million higher in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016.

Gross profit for the first six months of fiscal year 2017 was approximately $23.3 million (10.5% of net sales and revenue) which was approximately $2.4 million lower compared to approximately $25.7 million of gross profit (11.9% of net sales and revenue) for the first six months of fiscal year 2016. The crush spread for the first six months of fiscal year 2017 was approximately $0.23 per gallon of ethanol sold compared to approximately $0.16 per gallon of ethanol sold during the first six months of fiscal year 2016. The decline of approximately $7.4 million in sales of dried distillers grain compared to the first six months of fiscal year 2016 negatively affected gross profit. Grain accounted for approximately 76% ($150.9 million) of our cost of sales during the first six months of fiscal year 2017 compared to approximately 78% ($148.7 million) during the first six months of fiscal year 2016. Natural gas accounted for approximately 6% ($11.3 million) of our cost of sales during the first six months of fiscal year 2017 compared to approximately 5% ($9.1 million) during the first six months of fiscal year 2016. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods. Plant related repairs and maintenance expense was approximately $1.6 million higher in the first six months of fiscal year 2017 compared to the first six months of fiscal year 2016. We expect gross profit, in future periods, to be negatively impacted by our refined coal operation (see Note 16) as the refined coal operation is expected to generate a pre-tax operating loss.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Based on existing contracts at the end of the second quarter of fiscal year 2017, none of our forecasted ethanol, approximately 10% of our forecasted distillers grains and approximately 15% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $48.4 million for the remaining forecasted sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $34.2 million for the remaining forecasted grain purchases. Approximately 2% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.0 million for the remaining forecasted natural gas purchases.

Selling, general and administrative expenses for the second quarter of fiscal year 2017 were consistent with the second quarter of fiscal year 2016 amount. Such expenses were approximately $10.2 million for the first six months of fiscal year 2017 compared to approximately $9.2 million for the first six months of fiscal year 2016. The increase is primarily related to higher rail car lease charges as our fleet of rail cars ages and requires more repairs. We expect selling, general and administrative expenses to remain consistent with fiscal year 2016 results in future periods, with the exception of variability of incentive compensation which is based upon Company profitability.

During the second quarters of fiscal years 2017 and 2016, we recognized income of approximately $0.1 million and $1.2 million, respectively, from our equity investment. Such income was approximately $0.8 million and $1.4 million during the first six months of fiscal year 2017 and 2016, respectively. Big River has interests in four ethanol production plants and has an effective ownership of ethanol gallons shipped in the trailing twelve months ended July 31, 2017 of approximately 353 million gallons. Big River’s results in fiscal year 2017 have been negatively impacted by an asset impairment charge which reduced our equity method income by approximately $0.5 million. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

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

Gain on disposal of property and equipment of approximately $0.2 million during the second quarter and first six months of fiscal year 2016 relate to two real estate properties sold. No such properties were sold during the first six months of fiscal year 2017.

Interest and other income was approximately $0.3 million for the second quarter of fiscal year 2017 versus approximately $0.1 million for the second quarter of fiscal year 2016. Interest and other income was approximately $0.5 million for the first six months of fiscal year 2017 versus approximately $0.3 million for the first six months of fiscal year 2016. The income has increased as yields on our excess cash have improved compared to fiscal year 2016.

As a result of the foregoing, income before income taxes was approximately $6.5 million for the second quarter of fiscal year 2017 versus approximately $13.5 million for the second quarter of fiscal year 2016. Income before income taxes was approximately $14.5 million for the first six months of fiscal year 2017 versus approximately $18.5 million for the first six months of fiscal year 2016.

Our effective tax rate was approximately 35.6% and 33.3% for the second quarters of fiscal years 2017 and 2016, respectively, and 32.4% and 32.6% for the first six months of fiscal years 2017 and 2016, respectively. We expect our effective tax rate, for the remainder of fiscal year 2017, to be significantly lower than the current year to date levels as we expect to earn federal income tax credits from our refined coal operation (see Note 16).

As a result of the foregoing, net income was approximately $4.2 million for the second quarter of fiscal year 2017 compared to approximately $9.0 million for the second quarter of fiscal year 2016. Net income was approximately $9.8 million for the first six months of fiscal year 2017 compared to approximately $12.5 million for the first six months of fiscal year 2016.

Income related to noncontrolling interests was approximately $1.2 million and approximately $0.9 million during the second quarters of fiscal years 2017 and 2016, respectively, and was approximately $2.3 million and approximately $1.5 million during the first six months of fiscal years 2017 and 2016, respectively. These amounts represent the owners’ (other than us) share of the income or loss of NuGen, One Earth and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2017 was approximately $2.9 million, a decrease of approximately $5.3 million from approximately $8.2 million for the second quarter of fiscal year 2016. Net income attributable to REX common shareholders for the first six months of fiscal year 2017 was approximately $7.5 million, a decrease of approximately $3.5 million from approximately $11.0 million for the first six months of fiscal year 2016. The decrease from fiscal year 2016 results is primarily related to reduced dried distillers grains pricing, increased natural gas costs and increased repairs and maintenance expenditures.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $13.5 million for the first six months of fiscal year 2017, compared to approximately $11.4 million for the first six months of fiscal year 2016. For the first six months of fiscal year 2017, cash was provided by net income of approximately $9.8 million, adjusted for non-cash items of approximately $10.0 million, which consisted of depreciation and amortization, income from equity method investments, the deferred income tax provision and stock based compensation expense. Big River paid dividends to REX of approximately $2.0 million during the first six months of fiscal year 2017. A decrease in the balance of accounts receivable provided cash of approximately $0.9 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $5.0 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first six months of fiscal year 2017. An increase in the balance of other assets used cash of approximately $1.0 million, which was primarily a result of income tax payments and normal variations in various asset balances. An increase in the balance of accounts payable provided cash of approximately $1.7 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other current liabilities used cash of approximately $4.8 million which was primarily a result of payments of incentive compensation and real estate taxes.

Net cash provided by operating activities was approximately $11.4 million for the first six months of fiscal year 2016. For the first six months of fiscal year 2016, cash was provided by net income of approximately $12.5 million, adjusted for non-cash items of approximately $8.0 million, which consisted of depreciation and amortization, income from equity method investments, gain on disposal of real estate and property and equipment, net, gain on sale of investment and stock based compensation expense. We received dividends from Big River of approximately $1.5 million during the first six months of fiscal year 2016. An increase in the balance of accounts receivable used cash of approximately $4.3 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $6.5 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the second quarter of fiscal year 2016. A decrease in the balance of other assets provided cash of approximately $3.0 million, as overpayments of income taxes were more than sufficient to offset estimates of our current year liabilities. A decrease in the balance of accounts payable used cash of approximately $3.1 million, which was primarily a result of the timing of inventory receipts and vendor payments.

At July 31, 2017, working capital was approximately $209.8 million, compared to approximately $204.0 million at January 31, 2017. The ratio of current assets to current liabilities was 12.2 to 1 at July 31, 2017 and 10.1 to 1 at January 31, 2017.

Cash of approximately $14.4 million was used in investing activities for the first six months of fiscal year 2017, compared to approximately $5.7 million during the first six months of fiscal year 2016. During the first six months of fiscal year 2017, we had capital expenditures of approximately $14.4 million, the majority of which was plant capacity expansion projects at the One Earth and NuGen ethanol plants. We expect to spend between $5.0 million and $7.0 million during the remainder of fiscal year 2017 on various capital projects.

Cash of approximately $5.7 million was used in investing activities for the first six months of fiscal year 2016. During the first six months of fiscal year 2016, we had capital expenditures of approximately $9.3 million, primarily related to improvements at the One Earth and NuGen ethanol plants. During the first six months of fiscal year 2016, we received approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the sale of our equity investment in Patriot. We received approximately $1.0 million of proceeds from the sale of two real estate properties during the first six months of fiscal year 2016.

Cash used in financing activities totaled approximately $1.7 million for the first six months of fiscal year 2017 compared to approximately $6.8 million for the first six months of fiscal year 2016. During the first six months of fiscal year 2017, we used cash of approximately $1.7 million to purchase shares from and pay dividends to noncontrolling members of One Earth.

Cash used in financing activities totaled approximately $6.8 million for the first six months of fiscal year 2016. During the first six months of fiscal year 2016, we used cash of approximately $4.7 million to purchase approximately 95,000 shares of our common stock in open market transactions. During the first six months of fiscal year 2016, we used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen.

We are investigating various uses of our excess cash. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 155,000 shares. We also plan to seek and evaluate investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. On August 10, 2017 we purchased a refined coal company for approximately $12.0 million (see Note 16).

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that matured April 1, 2017. One Earth and NuGen renewed the revolving loan facilities, which mature June 1, 2018, during the second quarter of fiscal year 2017. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the six months ended July 31, 2017.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, ethanol plants operating efficiently and according to forecasts and projections, changes in the national or regional economies, weather, results of income tax audits, changes in income tax laws or regulations and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At July 31, 2017, One Earth and NuGen combined have forward purchase contracts for approximately 11.4 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through October 2017. At July 31, 2017, One Earth and NuGen have combined sales commitments for approximately 67.8 million gallons of ethanol, approximately 79,000 tons of distillers grains and approximately 11.7 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through December 2017. None of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $40.0 million. Approximately 10% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $6.4 million. Approximately 15% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.9 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $34.2 million. Approximately 2% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.0 million.

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

Item 1A. Risk Factors

During the quarter ended July 31, 2017, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2017, except as follows:

Risks Relating to our Refined Coal Investment

Our refined coal investments are subject to various risks and uncertainties.

We have purchased a company to produce refined coal that we believe qualifies to earn tax credits under IRC Section 45 through November 2021. Our ability to generate returns and avoid write-offs in connection with this investment is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

• Availability of the tax credits under IRC Section 45. Our ability to claim tax credits under IRC Section 45 depends upon the operation in which we have purchased satisfying certain ongoing conditions set forth in IRC Section 45. Furthermore, the tax credits could be reduced or completely eliminated as a result of changes in income tax laws and/or regulations.

The IRS could ultimately determine that the purchase of the refined coal facility and/or its operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45. Additionally, Congress could modify income tax laws and remove the tax credits retroactively. As the refined coal operation is expected to generate pre-tax losses, the unavailability of the tax credits for any reason could have a material impact on our results of operations.

• IRC Section 45 phase out provisions. IRC Section 45 contains phase out provisions based upon the market price of coal, such that, if the price of coal rises to specified levels, we could lose some or all of the tax credits we expect to receive from this operation.

• Business risks. The refined coal operation receives tax credits by selling its refined coal to an unrelated party. The unrelated party is not obligated to continue purchasing refined coal. If the unrelated party ceases to purchase refined coal from us, this would cause us to attempt to move our refined coal plant to a different location, which could require us to invest additional capital, or to find a different user to purchase our refined coal. In addition, we may not be able to find a suitable location to move our refined coal plant to or find a different user to purchase our refined coal in a timely manner. A reduction or cessation of refined coal sales could have a material impact on our results of operations.

• Market demand for coal. When the price of natural gas and/or oil declines relative to that of coal, some users of coal may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown. Sustained low natural gas prices may also cause users of coal to phase out or close existing coal using operations. If users of coal burn less coal or eliminate the use of coal there would be less need for our product.

• Environmental concerns regarding coal. Environmental concerns about greenhouse gases, toxic wastewater discharges and the potential hazardous nature of coal combustion waste could lead to regulations that discourage the burning of coal. Such regulations could mandate that electric power generating companies purchase a minimum amount of power from renewable energy sources such as wind, hydroelectric, solar and geothermal. This could result in utilities burning less coal, which would reduce the generation of tax credits.

 • The refined coal operation in which we have invested and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs. The construction and operation of the refined coal operation are subject to Federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Such laws and regulations also impose liability, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise involved in, the release or threatened release of hazardous substances into the environment. Such hazardous substances could be released as a result of burning refined coal in a number of ways, including air emissions, waste water, and by-products such as fly ash. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. We may be exposed to the risk of becoming liable for environmental damage we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with the use of refined coal.

No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators will result in that facility owner or operator accepting full responsibility for any environmental damage. It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, diminution of property or similar claims. Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits and force compliance. Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental claim. If significant uninsured losses arise from environmental damage or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.

 • Operation of the refined coal operation. We rely on an unrelated third party to operate the refined coal operation. Should the third party fail to perform or underperform in the operation, management or regulatory compliance of the facility, our results of operations and financial condition could be adversely affected as we are not experienced in operating a refined coal facility.

 • Utilization of tax credits. If we do not generate sufficient taxable income to utilize the tax credits earned by our refined coal operation, we could incur write-offs of the related tax attributes which could adversely affect our results of operations and financial condition. In addition, this could adversely reduce our liquidity reserves as we expect to incur operating losses sustained by the refined coal operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. Our consolidated and unconsolidated ethanol subsidiaries have certain restrictions on their ability to pay dividends to us. During the first six months of fiscal year 2017, One Earth paid dividends to REX of approximately $5.1 million. During the first six months of fiscal year 2017, NuGen did not pay dividends.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

10(a)	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose

10(b)	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi

10(c)	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar Rizvi (Zafar Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	September 6, 2017

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	September 6, 2017
33