Form 10-Q
period 2017-10-31
REX AMERICAN RESOURCES Corp
filed 2017-12-06
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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

At the close of business on December 5, 2017 the registrant had 6,566,769 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

	October 31,	January 31,
	2017	2017
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$190,460	$188,576
Restricted cash	230	130
Accounts receivable	9,801	11,901
Inventory	24,145	17,057
Refundable income taxes	977	1,070
Prepaid expenses and other	6,828	6,959
Deferred taxes, net	-	824
Total current assets	232,441	226,517
Property and equipment, net	198,959	182,761
Other assets	7,190	6,913
Equity method investments	35,755	37,833
Total assets	$474,345	$454,024

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$11,778	$9,171
Accrued expenses and other current liabilities	11,223	13,348
Total current liabilities	23,001	22,519
Long-term liabilities:
Deferred taxes	34,629	41,135
Other long-term liabilities	3,343	2,096
Total long-term liabilities	37,972	43,231
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	146,887	145,767
Retained earnings	528,860	508,207
Treasury stock	(313,650)	(313,838)
Total REX shareholders’ equity	362,396	340,435
Noncontrolling interests	50,976	47,839
Total equity	413,372	388,274

Total liabilities and equity	$474,345	$454,024

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$121,164	$116,283	$343,051	$332,212
Cost of sales	106,297	96,121	304,914	286,344
Gross profit	14,867	20,162	38,137	45,868
Selling, general and administrative expenses	(7,347)	(5,082)	(17,528)	(14,315)
Equity in income of unconsolidated affiliates	1,094	1,838	1,931	3,257
(Loss) gain on sale of investment	-	-	(13)	192
(Loss) gain on disposal of property and equipment, net	(100)	179	(87)	364
Interest and other income	745	117	1,294	374
Income before income taxes	9,259	17,214	23,734	35,740
Benefit (provision) for income taxes	5,735	(5,740)	1,043	(11,771)
Net income	14,994	11,474	24,777	23,969
Net income attributable to noncontrolling interests	(1,826)	(2,536)	(4,124)	(4,017)
Net income attributable to REX common shareholders	$13,168	$8,938	$20,653	$19,952

Weighted average shares outstanding – basic and diluted	6,597	6,590	6,594	6,591

Basic and diluted net income per share attributable to REX common shareholders	$2.00	$1.36	$3.13	$3.03

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

	REX Shareholders
	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2017	29,853	$299	23,292	$(313,838)	$145,767	$508,207	$47,839	$388,274

Net income						20,653	4,124	24,777

Capital contributions							738	738

Issuance of equity awards and stock based compensation expense			(5)	188	1,120			1,308

Noncontrolling interests distribution and other	-	-	-	-	-	-	(1,725)	(1,725)

Balance at October 31, 2017	29,853	$299	23,287	$(313,650)	$146,887	$528,860	$50,976	$413,372

Balance at January 31, 2016	29,853	$299	23,204	$(309,754)	$144,844	$475,874	$44,496	$355,759

Net income						19,952	4,017	23,969

Treasury stock acquired			88	(4,353)				(4,353)

Stock based compensation expense			-	263	900			1,163

Noncontrolling interests distribution and other	-	-	-	-	-	-	(2,096)	(2,096)

Balance at October 31, 2016	29,853	$299	23,292	$(313,844)	$145,744	$495,826	$46,417	$374,442

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine Months Ended
	October 31,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$24,777	$23,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,695	14,567
Income from equity method investments	(1,931)	(3,257)
Dividends received from equity method investee	4,009	4,010
Loss (gain) on disposal of real estate and property and equipment, net	87	(364)
Loss (gain) on sale of investment	13	(192)
Deferred income tax	(5,682)	(1,019)
Stock based compensation expense	881	68
Changes in assets and liabilities:
Accounts receivable	2,023	(1,686)
Inventories	(7,039)	(2,305)
Other assets	(222)	2,758
Accounts payable, trade	2,195	1,653
Other liabilities	(746)	3,157
Net cash provided by operating activities	34,060	41,359
Cash flows from investing activities:
Capital expenditures	(19,315)	(11,836)
Acquisition of business, net of cash acquired	(12,049)	-
Restricted cash	(100)	8
Restricted investments and deposits	150	460
Proceeds from sale of investment	64	2,275
Proceeds from sale of real estate and property and equipment, net	42	1,510
Other	19	17
Net cash used in investing activities	(31,189)	(7,566)
Cash flows from financing activities:
Dividend payments to and purchases of stock from noncontrolling interests holders	(1,725)	(2,096)
Capital contributions from minority investor	738	-
Treasury stock acquired	-	(4,709)
Net cash used in financing activities	(987)	(6,805)
Net increase in cash and cash equivalents	1,884	26,988
Cash and cash equivalents, beginning of period	188,576	135,765
Cash and cash equivalents, end of period	$190,460	$162,753

Non cash investing activities – Accrued capital expenditures	$1,049	$1,183
Non cash financing activities – Stock awards accrued	$768	$-
Non cash financing activities – Stock awards issued	$1,195	$1,095

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2017

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

Nature of Operations – In the third quarter of fiscal year 2017, the Company began reporting the results of its refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility (see Note 3). Prior to the acquisition, the Company had one reportable segment, ethanol. Beginning with the third quarter of fiscal year 2017, the Company has two reportable segments: i) ethanol and by-products and ii) refined coal. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests. Within the refined coal segment, the Company has a majority equity interest in one refined coal limited liability company.

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

Revenue Recognition

For ethanol and by-products segment sales, the Company recognizes sales from the production of ethanol, distillers grains and non-food grade corn oil when title transfers to customers, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. For refined coal segment sales, the Company recognizes sales from the production of refined coal when title transfers to its customer, generally upon the coal leaving the refined coal plant. Refined coal sales are recorded net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold (after processing).

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual effective tax rate as adjusted for discrete items impacting the interim periods. The

Company’s estimated annual effective tax rate includes the impact of its refined coal operation and the expected federal income tax credits to be earned in fiscal year 2017 beginning on the date of the refined coal acquisition (see Note 3). Based on current projections, the Company has estimated that its annual effective tax rate will be a tax benefit of approximately 4%, which is significantly less than prior estimates. As a result of the timing of the August 10, 2017 refined coal acquisition, the Company’s effective tax rate for the quarter ended October 31, 2017 was a benefit of approximately 62% (as the cumulative effect of the reduced annual effective tax rate was recorded in the third quarter of fiscal year 2017), which then results in a year to date effective rate of a benefit of approximately 4%. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $6.8 million and $5.1 million during the nine months ended October 31, 2017 and 2016, respectively. The Company received refunds of state income taxes of approximately $0.5 million during the nine months ended October 31, 2017. The Company received no refunds of income taxes during the nine months ended October 31, 2016.

As of October 31, 2017 and January 31, 2017, total unrecognized tax benefits were approximately $2.0 million and $1.9 million, respectively. Accrued penalties and interest were approximately $0.3 million and $0.2 million at October 31, 2017 and January 31, 2017, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $1.3 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There were no significant permanent write-downs of inventory at October 31, 2017 and January 31, 2017. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2017	January 31, 2017

Ethanol and other finished goods	$5,144	$5,262
Work in process	2,881	2,359
Grain and other raw materials	16,120	9,436
Total	$24,145	$17,057
9

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first nine months of fiscal years 2017 or 2016. Impairment charges have historically resulted from the Company’s management performing cash flow analysis and have represented management’s estimate of the excess of net book value over fair value.

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

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of four majority owned subsidiaries, One Earth Energy, LLC (“One Earth”), NuGen Energy, LLC (“NuGen”), Future Energy, LLC (“Future Energy”) and an entity that owns a refined coal facility. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen and the refined coal entity have the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen or the refined coal entity. The Company accounts for investments in a limited liability company in which it has a less than 20% ownership interest using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investment in Big River Resources, LLC (“Big River”) using the equity method of accounting and includes the results on a delayed basis of one month as Big River has a fiscal year end of December 31.

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

In February 2016, the FASB issued ASU 2016-02 “Leases”. This standard requires that virtually all leases will be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company will be required to adopt this standard effective February 1, 2019. The Company has not completed its analysis of adopting this guidance but it does expect the adoption of this guidance to have a material impact on its Consolidated Balance Sheet related to the right to use asset and lease obligation liability to be recognized upon adoption of this guidance. The related leases are currently accounted for as operating leases (see Note 4).

The Company will be required to adopt the amended guidance in ASC Topic 606 “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The FASB had deferred the required adoption of the amended guidance by one year, from February 1, 2017 to February 1, 2018. The Company is progressing in its evaluation of adopting this guidance but it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements with respect to measurement and recognition of revenue. The Company expects to adopt this guidance using the modified prospective method. The Company is still evaluating the impact of adopting this guidance on disclosures in the consolidated financial statements although it is expected to result in expanded disclosures regarding revenue from contracts with customers.

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

Note 3. Business Combinations

On August 10, 2017, the Company, through a 95.35% owned subsidiary, purchased the entire ownership interest of an entity that owns a refined coal facility. The Company began operating its refined coal facility immediately after the acquisition. The Company expects that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code.

The impact on the combined results of operations of the Company and the refined coal entity, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2016 is as follows:

Cost of sales would have increased by approximately $692,000 for the quarter ended October 31, 2016. Cost of sales would have increased by approximately $1,385,000 and $2,077,000 for the nine months ended October 31, 2017 and 2016, respectively. These pro forma increases are a result of increased depreciation expense as if the refined coal entity was consolidated during those periods. Selling, general and administrative expenses would have decreased by approximately $2,077,000 and $2,140,000 for the quarter and nine months ended October 31, 2017, respectively. Selling, general and administrative expenses would have increased by approximately $2,140,000 for the nine months ended October 31, 2016. These pro forma adjustments are a result of transaction costs occurring (on a pro forma basis) during the first quarter of fiscal year 2016. The benefit for income taxes would have increased by approximately $789,000 and $287,000 for the quarter and nine months ended October 31, 2017, respectively. The provision for income taxes would have decreased by approximately $263,000 and $1,602,000 for the quarter and nine months ended October 31, 2016, respectively. Net income attributable to REX common shareholders would have increased by approximately $1,228,000 and $447,000 for the quarter and nine months ended October 31, 2017, respectively. Net income attributable to REX common shareholders would have decreased by approximately $409,000 and $2,493,000 for the quarter and nine months ended October 31, 2016, respectively. Basic and diluted net income per share attributable to REX common shareholders would have increased by approximately $0.19 per share and $0.07 per share for the quarter and nine months ended October 31, 2017, respectively. Basic and diluted net income per share attributable to REX common shareholders would have decreased by approximately $0.06 per share and $0.38 per share for the quarter and nine months ended October 31, 2016, respectively.

The results of the Company’s refined coal operations (approximately $0.2 million of net sales and revenue and approximately $4.5 million of net income attributable to REX common shareholders, including the income tax benefit of estimated Section 45 credits to be earned) have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s refined coal segment.

The purchase price was $12,049,000, which was paid in cash. The acquisition was recorded by allocating the total purchase price to the assets acquired, based on their estimated fair values at the acquisition date. The purchase price allocation is based on the preliminary results of a valuation analysis. The purchase price allocation is preliminary until the valuation analysis is completed. The income approach was used to determine the fair values of assets acquired. The following table summarizes the estimated fair values of the assets acquired at the acquisition date (amounts in thousands):

Inventory	$49
Property, plant and equipment	12,000
Total assets acquired and purchase price	$12,049
12

Transaction costs totaled approximately $2.1 million during the first nine months of fiscal year 2017 and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Note 4. Leases

At October 31, 2017, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2018	$1,774
2019	6,910
2020	5,700
2021	3,931
2022	3,299
Thereafter	3,026
Total	$24,640

Note 5. Fair Value

The Company applies ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. This accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2017 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$-	$120	$-	$120
Investment in cooperative (2)	-	-	333	333
Total assets	$-	$120	$333	$453

Forward purchase contract liability (3)	$-	$287	$-	$287

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2017 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (1)	$-	$45	$-	$45
Forward purchase contract asset (4)	-	163	-	163
Investment in cooperative (2)	-	-	333	333
Total assets	$-	$208	$333	$541

Forward purchase contract liability (3)	$-	$136	$-	$136

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

There were no assets measured at fair value on a non-recurring basis at October 31, 2017 or January 31, 2017. As discussed in Note 3, the Company estimated the fair values of refined coal assets acquired using the income approach. This estimated fair value is a level 3 measurement.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2017	January 31, 2017

Land and improvements	$21,074	$20,951
Buildings and improvements	23,272	23,203
Machinery, equipment and fixtures	280,986	255,348
Construction in progress	6,590	1,046
	331,922	300,548
Less: accumulated depreciation	(132,963)	(117,787)
Total	$198,959	$182,761

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	October 31, 2017	January 31, 2017

Real estate taxes refundable	$6,450	$5,923
Deposits	5	155
Other	735	835
Total	$7,190	$6,913

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with utility and other vendors.

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2017	January 31, 2017

Accrued utility charges	$2,097	$2,414
Accrued payroll and related items	2,855	4,279
Accrued real estate taxes	1,966	2,716
Accrued income taxes	52	2,120
Other	4,253	1,819
Total	$11,223	$13,348

Note 9. Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that matured April 1, 2017. During the second quarter of fiscal year 2017, One Earth and NuGen renewed the revolving loan facilities, which now mature June 1, 2018. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the nine months ended October 31, 2017 and 2016.

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	October 31, 2017	January 31, 2017	October 31, 2017	January 31, 2017

Commodity futures (1)	$120	$45	$-	$-
Forward purchase contracts (2)	-	163	287	136
Total	$120	$208	$287	$136

(1) Commodity futures are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 1.5 million and 0.7 million bushels of corn at October 31, 2017 and January 31, 2017, respectively.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets while forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 4.7 million and 5.3 million bushels of corn at October 31, 2017 and January 31, 2017, respectively.

As of October 31, 2017, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions amounts owed or owing with the same counterparty. As of October 31, 2017, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of October 31, 2017, the Company was required to maintain collateral with the counterparty in the amount of approximately $230,000 to secure the Company’s derivative position.

See Note 4 which contains fair value information related to derivative financial instruments.

Gains on the Company’s derivative financial instruments of approximately $75,000 and $115,000 for the third quarters of fiscal years 2017 and 2016, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains on the Company’s derivative financial instruments of approximately $1,052,000 and $1,740,000 for the first nine months of fiscal years 2017 and 2016, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations.

Note 11. Investments

The following table summarizes the Company’s equity method investment at October 31, 2017 and January 31, 2017 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount October 31, 2017	Carrying Amount January 31, 2017

Big River	10.3% at October 31, 2017 and 9.7% at January 31, 2017	$35,755	$37,833

Undistributed earnings of the Company’s equity method investee totaled approximately $15.7 million and $17.8 million at October 31, 2017 and January 31, 2017, respectively. The Company received dividends from its equity method investee of approximately $4.0 million during the first nine months of fiscal years 2017 and 2016.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

Net sales and revenue	$201,621	$216,505	$606,190	$611,050
Gross profit	$18,620	$26,191	$38,363	$49,119
Income from continuing operations	$11,010	$18,934	$19,628	$33,555
Net income	$11,010	$18,934	$19,628	$33,555

Big River has debt agreements that limit amounts Big River can pay in the form of dividends or advances to owners. The restricted net assets of Big River at October 31, 2017 and January 31, 2017 are approximately $276.4 million and $278.7 million, respectively.

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

Note 12. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At October 31, 2017, 511,174 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the date of the grant. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock.

At October 31, and January 31, 2017, unrecognized compensation cost related to nonvested restricted stock was approximately $277,000 and $214,000, respectively. The following table summarizes non-vested restricted stock award activity for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended October 31, 2017

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2017	23,350	$1,386	2
Granted	14,156	1,370
Forfeited	-	-
Vested	8,091	481

Non-Vested at October 31, 2017	29,415	$2,275	2

	Nine Months Ended October 31, 2016

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2016	3,168	$200	2
Granted	21,502	1,269
Forfeited	-	-
Vested	1,320	83

Non-Vested at October 31, 2016	23,350	$1,386	3

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

	Nine Months Ended October 31,
	2017	2016

Unrecognized tax benefits, beginning of period	$2,096	$987
Changes for prior years’ tax positions	247	749
Changes for current year tax positions	-	491
Unrecognized tax benefits, end of period	$2,343	$2,227

Note 14. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 9.1 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through March 2018.

One Earth and NuGen have combined sales commitments for approximately 29.8 million gallons of ethanol, approximately 108,000 tons of distillers grains and approximately 16.7 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and non-food grade corn oil through December 2017.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. Since refined coal production began, these fees have totaled $2.4 million.

Note 15. Related-Party Transactions

During the third quarters of fiscal year 2017 and 2016, One Earth and NuGen purchased approximately $43.4 million and approximately $34.2 million, respectively, of corn from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $121.8 million and approximately $114.6 million for the nine months ended October 31, 2017 and 2016, respectively. The Company had amounts payable to related parties for corn purchases of approximately $2.7 million and $1.7 million at October 31, 2017 and January 31, 2017, respectively.

The Company recognized commission expense of approximately $1.6 million, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal acquisition. The Company had accrued liabilities related to the commission expense of approximately $1.5 million at October 31, 2017.

Note 16. Segment Reporting

In the third quarter of fiscal year 2017, the Company began reporting the results of its refined coal operations as a new segment as a result of the refined coal acquisition (see Note 3.) The Company has two segments: ethanol and by-products and refined coal. Historical amounts have been reclassified to conform to the current year segment reporting presentation. The Company evaluates the performance of each reportable segment based on net income attributable to REX common shareholders. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net sales and revenue:
Ethanol and by-products	$120,971	$116,283	$342,858	$332,212
Refined coal [1]	193	-	193	-
Total net sales and revenue	$121,164	$116,283	$343,051	$332,212

Segment gross profit (loss):
Ethanol and by-products	$18,257	$20,162	$41,527	$45,868
Refined coal	(3,390)	-	(3,390)	-
Total gross profit	$14,867	$20,162	$38,137	$45,868
21

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Income (loss) before income taxes:
Ethanol and by-products	$15,554	$17,682	$31,807	$37,294
Refined coal	(5,684)	-	(5,684)	-
Corporate and other	(611)	(468)	(2,389)	(1,554)
Total income (loss) before income taxes	$9,259	$17,214	$23,734	$35,740

Benefit (provision) for income taxes:
Ethanol and by-products	$(4,379)	$(5,917)	$(9,712)	$(12,331)
Refined coal [2]	9,918	-	9,918	-
Corporate and other	196	177	837	560
Total benefit (provision) for income taxes	$5,735	$(5,740)	$1,043	$(11,771)

Segment profit (loss):
Ethanol and by-products	$9,058	$9,209	$17,665	$20,901
Refined coal	4,520	-	4,520	-
Corporate and other	(410)	(271)	(1,532)	(949)
Net income attributable to REX common shareholders	$13,168	$8,938	$20,653	$19,952

	October 31, 2017	January 31, 2017
Assets:
Ethanol and by-products	$396,927	$371,465
Refined coal	11,937	-
Corporate and other	65,481	82,559
Total assets	$474,345	$454,024

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

2 The Company records its tax provision/benefit based on an estimated annual rate adjusted for items recorded discretely which it estimates to be approximately negative 4%. As a result of the timing of the refined coal acquisition on August 10, 2017, the Company’s effective tax rate for the quarter ended October 31, 2017 was a benefit of approximately 62%, which then results in a year to date effective rate of a benefit of approximately 4%.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Sales of products, ethanol and by-products segment:
Ethanol	$96,296	$90,702	$276,553	$259,266
Dried distillers grains	16,703	19,551	45,325	55,551
Non-food grade corn oil	6,041	5,074	15,359	13,658
Modified distillers grains	1,889	853	5,557	3,400
Other	42	103	64	337
Total	$120,971	$116,283	$342,858	$332,212

Sales of products, refined coal segment:

Refined coal	$193	$-	$193	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and by-Products

At October 31, 2017, investments in our ethanol business include equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	123.6 M	75.0%	92.7 M
NuGen Energy, LLC	131.9 M	99.5%	131.2
Big River Resources, LLC:
Big River Resources W Burlington, LLC	106.8 M	10.3%	11.0 M
Big River Resources Galva, LLC	124.6 M	10.3%	12.8 M
Big River United Energy, LLC	129.4 M	5.7%	7.4 M
Big River Resources Boyceville, LLC	57.1 M	10.3%	5.9 M
Total	673.4 M		261.0 M

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

Refined Coal

On August 10, 2017, we, through a 95.35% owned subsidiary, purchased the entire ownership interest of an entity that owns a refined coal facility for approximately $12.0 million. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test every six months, through an independent laboratory, the effectiveness of our operations with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold. We expect to earn credits at the rate of approximately $6.91 per ton of refined coal produced and sold during fiscal year 2017.

The refined coal facility is located at the site of a utility owned electrical generating power station, which is our refined coal operations sole customer. We expect refined coal production and sales amounts to vary with the demand requirements of the utility company, increasing during periods of colder and hotter weather conditions in the areas the utility company serves. We have contracted with an experienced third party to operate and maintain the refined coal facility and to provide us with management reporting and operating data as required. We do not have any employees on site at the refined coal facility.

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

Critical Accounting Policies and Estimates

During the three months ended October 31, 2017, we did not change any of our critical accounting policies as disclosed in our 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2017 except for a new segment, refined coal, and reporting refined coal sales net of the cost of coal feedstock.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2017” means the period February 1, 2017 to January 31, 2018.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as this is how management views and monitors our business.

Comparison of Three and Nine Months Ended October 31, 2017 and 2016

Net sales and revenue in the quarter ended October 31, 2017 were approximately $121.2 million compared to approximately $116.3 million in the prior year’s third quarter, representing an increase of approximately $4.9 million. The increase was primarily caused by higher sales in our ethanol and by-products segment of approximately $4.7 million. Net sales and revenue in the first nine months of fiscal year 2017 were approximately $343.1 million compared to approximately $332.2 million in the in the first nine months of fiscal year 2016, representing an increase of approximately $10.9 million. The increase was primarily caused by higher sales in our ethanol and by-products segment of approximately $10.6 million.

Gross profit for the third quarter of fiscal year 2017 was approximately $14.9 million (12.3% of net sales and revenue) which was approximately $5.3 million lower compared to approximately $20.2 million of gross profit (17.3% of net sales and revenue) for the third quarter of fiscal year 2016. Gross profit for the third quarter of fiscal year 2017 decreased by $1.9 million compared to the prior year third quarter as a result of operations in the ethanol and by-products segment and by $3.4 million as a result of operations in the refined coal segment. Gross profit for the first nine months of fiscal year 2017 was approximately $38.1 million (11.1% of net sales and revenue) compared to approximately $45.9 million (13.8% of net sales and revenue) for the first nine months of fiscal year 2016. Gross profit for the first nine months of fiscal year 2017 decreased by $4.3 million compared to the prior year first nine months as a result of operations in the ethanol and by-products segment and by $3.4 million as a result of operations in the refined coal segment.

Selling, general and administrative expenses were approximately $7.3 million for the third quarter of fiscal year 2017 compared to approximately $5.1 million for the third quarter of fiscal year 2016. Such expenses were approximately $17.5 million for the first nine months of fiscal year 2017 compared to approximately $14.3 million for the first nine months of fiscal year 2016. The increases are primarily related to professional fees and commission expense associated with the refined coal acquisition. We expect selling, general and administrative expenses to remain consistent with fiscal year 2016 results in future periods, with the exception of variability of incentive compensation which is based upon Company profitability.

During the third quarters of fiscal years 2017 and 2016, we recognized income of approximately $1.1 million and $1.8 million, respectively, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Such income was approximately $1.9 million and $3.3 million during the first nine months of fiscal year 2017 and 2016, respectively. Our investment in Big River, which has interests in four ethanol production plants, has an effective ownership of ethanol gallons shipped in the trailing twelve months ended October 31, 2017 of approximately 360 million gallons. Big River’s results in fiscal year 2017 have been negatively impacted by an asset impairment charge which reduced our equity method income by approximately $0.5 million. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Until the second quarter of fiscal year 2015, we owned a minority interest in Patriot. On June 1, 2015 Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During the first quarter of fiscal year 2016, we received proceeds of approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the merger between Patriot and CHS. As a result, we recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. We do not expect any further proceeds or gain/loss on sale of investment to be significant.

Gain on disposal of property and equipment of approximately $0.2 million and $0.4 million during the third quarter and first nine months of fiscal year 2016 relate to real estate properties sold. No such properties were sold during the first nine months of fiscal year 2017. We expect gain on disposal of property and equipment to be insignificant for the remainder of fiscal year 2017.

Interest and other income was approximately $0.7 million for the third quarter of fiscal year 2017 versus approximately $0.1 million for the third quarter of fiscal year 2016. Interest and other income was approximately $1.3 million for the first nine months of fiscal year 2017 versus approximately $0.4 million for the first nine months of fiscal year 2016. The income has increased as yields on our excess cash have improved compared to fiscal year 2016. In addition, we received a federal grant of approximately $0.2 million during the third quarter of fiscal year 2017.

As a result of the foregoing, income before income taxes was approximately $9.3 million for the third quarter of fiscal year 2017 versus approximately $17.2 million for the third quarter of fiscal year 2016. Income before income taxes was approximately $23.7 million for the first nine months of fiscal year 2017 versus approximately $35.7 million for the first nine months of fiscal year 2016.

Our effective tax rate was approximately (61.9)% and 33.3% for the third quarters of fiscal years 2017 and 2016, respectively, and (4.4)% and 32.9% for the first nine months of fiscal years 2017 and 2016, respectively. The fluctuation in the rate results primarily from the production tax credits we expect to receive associated with our refined coal segment. We record our tax provision/benefit based on an estimated annual effective rate adjusted for items recorded discretely. Our estimated annual effective tax rate includes the impact of our refined coal operation and the expected federal income tax credits to be earned in fiscal year 2017 beginning on the date of the refined coal acquisition. Based on our current projections we have estimated that our annual effective tax rate will result in a tax benefit of approximately 4%. As a result of the timing of the August 10, 2017 refined coal acquisition, our effective tax rate for the quarter ended October 31, 2017 was a benefit of approximately 62% (as the cumulative effect of the reduced annual effective tax rate was recorded in the third quarter of fiscal year 2017), which then results in a year to date effective rate of a benefit of approximately 4%.

As a result of the foregoing, net income was approximately $15.0 million for the third quarter of fiscal year 2017 compared to approximately $11.5 million for the third quarter of fiscal year 2016. Net income was approximately $24.8 million for the first nine months of fiscal year 2017 compared to approximately $24.0 million for the first nine months of fiscal year 2016.

Income related to noncontrolling interests was approximately $1.8 million and approximately $2.5 million during the third quarters of fiscal years 2017 and 2016, respectively, and was approximately $4.1 million and approximately $4.0 million during the first nine months of fiscal years 2017 and 2016, respectively. These amounts represent the owners’ (other than us) share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2017 was approximately $13.2 million, an increase of approximately $4.2 million from approximately $8.9 million for the third quarter of fiscal year 2016. Net income attributable to REX common shareholders for the first nine months of fiscal year 2017 was approximately $20.7 million, an increase of approximately $0.7 million from approximately $20.0 million for the first nine months of fiscal year 2016.

Business Segment Results

In the third quarter of fiscal year 2017, we began reporting the results of our refined coal operations as a new segment as a result of the acquisition of a refined coal entity (see Note 3.) We now have two segments: ethanol and by-products and refined coal. Historical amounts have been reclassified to conform to the current year segment reporting presentation. We evaluate the performance of each reportable segment based on segment profit. Segment profit excludes indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains and losses on derivative financial instruments and the provision/benefit for income taxes.

The following sections discuss the results of operations for each of our business segments and corporate and other. Amounts in the corporate and other category include activities that are not separately reportable or related to a segment.

The following table summarizes segment and other results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net sales and revenue:
Ethanol and by-products	$120,971	$116,283	$342,858	$332,212
Refined coal [1]	193	-	193	-
Total net sales and revenue	$121,164	$116,283	$343,051	$332,212

Segment gross profit (loss):
Ethanol and by-products	$18,257	$20,162	$41,527	$45,868
Refined coal	(3,390)	-	(3,390)	-
Total gross profit	$14,867	$20,162	$38,137	$45,868

Income (loss) before income taxes:
Ethanol and by-products	$15,554	$17,682	$31,807	$37,294
Refined coal	(5,684)	-	(5,684)	-
Corporate and other	(611)	(468)	(2,389)	(1,554)
Total income (loss) before income taxes	$9,259	$17,214	$23,734	$35,740

Benefit (provision) for income taxes:
Ethanol and by-products	$(4,379)	$(5,917)	$(9,712)	$(12,331)
Refined coal [2]	9,918	-	9,918	-
Corporate and other	196	177	837	560
Total benefit (provision) for income taxes	$5,735	$(5,740)	$1,043	$(11,771)

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

2 We record our tax provision/benefit based on an estimated annual rate adjusted for items recorded discretely, which it estimates to be approximately negative 4%. As a result of the timing of the August 10, 2017 refined coal acquisition during the third quarter of fiscal year 2017, our effective tax rate for the quarter ended October 31, 2017 was a benefit of approximately 62%, which then results in a year to date effective rate of a benefit of approximately 4%.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Segment profit (loss):
Ethanol and by-products	9,058	9,209	17,665	20,901
Refined coal	4,520	-	4,520	-
Corporate and other	(410)	(271)	(1,532)	(949)
Net income attributable to REX common shareholders	$13,168	$8,938	$20,653	$19,952

Ethanol and by-Products

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses.

The following table summarizes sales from One Earth and NuGen by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Sales of products, ethanol and by-products segment:
Ethanol	$96,296	$90,702	$276,553	$259,266
Dried distillers grains	16,703	19,551	45,325	55,551
Non-food grade corn oil	6,041	5,074	15,359	13,658
Modified distillers grains	1,889	853	5,557	3,400
Other	42	103	64	337
Total	$120,971	$116,283	$342,858	$332,212

The following table summarizes selected operating data from One Earth and NuGen:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Average selling price per gallon of ethanol	$1.45	$1.44	$1.45	$1.42
Gallons of ethanol sold (in millions)	66.4	62.8	191.1	182.5
Average selling price per ton of dried distillers grains	$108.34	$122.34	$101.44	$127.27
Tons of dried distillers grains sold	154,178	159,812	446,813	436,474
Average selling price per pound of non-food grade corn oil	$0.30	$0.29	$0.29	$0.27
Pounds of non-food grade corn oil sold (in millions)	20.2	17.6	53.3	49.7
Average selling price per ton of modified distillers grains	$41.64	$45.17	$41.53	$54.49
Tons of modified distillers grains sold	45,366	18,876	133,800	62,393
Average cost per bushel of grain	$3.35	$3.30	$3.39	$3.51
Average cost of natural gas (per mmbtu)	$3.22	$3.31	$3.41	$3.08

Ethanol sales increased from approximately $90.7 million in the third quarter of fiscal year 2016 to approximately $96.3 million in the third quarter of fiscal year 2017, primarily a result of a 6% increase in gallons sold. Dried distillers grains sales decreased from approximately $19.6 million in the third quarter of fiscal year 2016 to approximately $16.7 million in the third quarter of fiscal year 2017, primarily a result of a $14.00 decline in the price per ton sold. Management believes the decline in the selling price results primarily from the ongoing uncertainty of Chinese imports of domestic dried distillers grains as the China Ministry of Commerce had announced an anti-dumping and countervailing duty investigation in January 2016 and has imposed an anti-dumping tariff and a countervailing duty on U.S. dried distillers grains exports to China. In a final ruling in January 2017, China increased the dried distillers grains anti-dumping duty to a range of 42.2% up to 53.7% and the dried distillers grains countervailing duty to a range of 11.2% up to 12.0%. In November 2017, the China Ministry of Commerce announced that the countervailing duty would be repealed. In addition, Vietnam suspended imports of U.S. dried distillers grains for a majority of fiscal year 2017 and this also contributed to the decline in DDG prices. In September of 2017, Vietnam lifted its ban on imports of U.S. dried distillers grains. Non-food grade corn oil sales increased from approximately $5.1 million in the third quarter of fiscal year 2016 to approximately $6.0 million in the third quarter of fiscal year 2017, primarily a result of a 15% increase in pounds sold. Modified distillers grains sales increased from approximately $0.9 million in the third quarter of fiscal year 2016 to approximately $1.9 million in the third quarter of fiscal year 2017, primarily a result of a 140% increase in tons sold.

Ethanol sales increased from approximately $259.3 million in the first nine months of fiscal year 2016 to approximately $276.6 million in the first nine months of fiscal year 2017, primarily a result of an increase of 8.6 million gallons sold and a $0.03 increase in the price per gallon sold. Dried distillers grains sales decreased from approximately $55.6 million in the first nine months of fiscal year 2016 to approximately $45.3 million in the first nine months of fiscal year 2017, primarily a result of a $25.83 decline in the price per ton sold. Management believes the decline in the selling price results from the same reasons as described in the preceding paragraph. Non-food grade corn oil sales increased from approximately $13.7 million in the first nine months of fiscal year 2016 to approximately $15.4 million in the first nine months of fiscal year 2017, primarily a result of slight increases in the price per pound sold and quantities sold. Modified distillers grains sales increased from approximately $3.4 million in the first nine months of fiscal year 2016 to approximately $5.6 million in the first nine months of fiscal year 2017, primarily a result of a 114% increase in tons sold which was partially offset by a decline of $12.96 in the price per ton sold.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	260 million to 280 million gallons
Dried distillers grains	590,000 to 630,000 tons
Non-food grade corn oil	70 million to 90 million pounds
Modified distillers grains	170,000 to 200,000 tons

This expectation assumes that One Earth and NuGen will continue to operate at or above historical production levels, which is dependent upon the crush spread realized. We may vary the amounts of ethanol, dried and modified distillers grains and corn oil production, and thus, the resulting sales, based upon market conditions. NuGen has received the EPA pathway approval and has permits to increase its production levels to 150 million gallons annually. One Earth has received the EPA pathway approval and has permits to increase its production levels to 131 million gallons annually. We plan to increase production levels over time dependent on market conditions, plant profitability and the completion of capacity expansion projects.

Gross profit for the third quarter of fiscal year 2017 was approximately $18.3 million (15.1% of net sales and revenue), which was approximately $1.9 million lower compared to approximately $20.2 million of gross profit (17.3% of net sales and revenue) for the third quarter of fiscal year 2016. The crush spread for the third quarter of fiscal year 2017 was approximately $0.29 per gallon of ethanol sold compared to the third quarter of fiscal year 2016 which was approximately $0.31 per gallon of ethanol sold. The decline of approximately $2.8 million in sales of dried distillers grains compared to the third quarter of fiscal year 2016 negatively affected gross profit. Management believes this decline results primarily from the continued uncertainty regarding future Chinese and Vietnamese imports of U. S produced distillers grains. Grain accounted for approximately 76% ($78.2 million) of our cost of sales during the third quarter of fiscal year 2017 compared to approximately 75% ($72.5 million) during the third quarter of fiscal year 2016. Natural gas accounted for approximately 5% ($5.6 million) of our cost of sales during the third quarter of fiscal year 2017 compared to approximately 6% ($5.3 million) during the third quarter of fiscal year 2016. The volume of ethanol sold during the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 positively impacted gross profit by approximately $1.0 million. In addition, corn oil sales positively impacted gross profit in the third quarter of fiscal year 2017 by approximately $1.0 million compared to the third quarter of fiscal year 2016.

Gross profit for the first nine months of fiscal year 2017 was approximately $41.5 million (12.1% of net sales and revenue) which was approximately $4.4 million lower compared to approximately $45.9 million of gross profit (13.8% of net sales and revenue) for the first nine months of fiscal year 2016. The crush spread for the first nine months of fiscal year 2017 was approximately $0.26 per gallon of ethanol sold compared to approximately $0.20 per gallon of ethanol sold during the first nine months of fiscal year 2016. The decline of approximately $10.2 million in sales of dried distillers grain compared to the first nine months of fiscal year 2016 negatively affected gross profit. Grain accounted for approximately 76% ($229.1 million) of our cost of sales during the first nine months of fiscal year 2017 compared to approximately 77% ($221.3 million) during the first nine months of fiscal year 2016. Natural gas accounted for approximately 6% ($16.8 million) of our cost of sales during the first nine months of fiscal year 2017 compared to approximately 5% ($14.4 million) during the first nine months of fiscal year 2016. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods. The volume of ethanol sold during the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016 positively impacted gross profit by approximately $2.2 million. In addition, corn oil sales positively impacted gross profit in the first nine months of fiscal year 2017 by approximately $1.7 million compared to the first nine months of fiscal year 2016. Plant related repairs and maintenance expense was approximately $2.1 million higher in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016; as our ethanol plants continue to age and operate at their current capacities, we expect plant related repairs and maintenance expense to continue to increase over time.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Based on existing contracts at the end of the third quarter of fiscal year 2017, none of our forecasted ethanol, approximately 13% of our forecasted distillers grains and approximately 20% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $47.8 million for the remaining forecasted sales. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $32.1 million for the remaining forecasted grain purchases. Approximately 6% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.0 million for the remaining forecasted natural gas purchases.

Selling, general and administrative expenses for the third quarter of fiscal year 2017 were approximately $4.3 million, consistent with the third quarter of fiscal year 2016 amount of $4.4 million.

Such expenses for the first nine months of fiscal year 2017 were approximately $12.4 million, consistent with the first nine months of fiscal year 2016 amount of $12.2 million.

Interest and other income was approximately $0.6 million for the third quarter of fiscal year 2017 versus approximately $0.1 million for the third quarter of fiscal year 2016. Interest and other income was approximately $0.8 million for the first nine months of fiscal year 2017 versus approximately $0.2 million for the first nine months of fiscal year 2016. The income has increased as yields on our excess cash have improved compared to fiscal year 2016.

Income related to noncontrolling interests was approximately $2.1 million and approximately $2.5 million during the third quarters of fiscal years 2017 and 2016, respectively, and was approximately $4.4 million and approximately $4.1 million during the first nine months of fiscal years 2017 and 2016, respectively. These amounts represent the owners’ (other than us) share of the income of NuGen and One Earth.

Segment profit for the third quarter of fiscal year 2017 was approximately $9.1 million consistent with the prior year third quarter profit of approximately $9.2 million. Segment profit for the first nine months of fiscal year 2017 was approximately $17.7 million, a decrease of approximately $3.2 million from approximately $20.9 million for the first nine months of fiscal year 2016. The decrease from fiscal year 2016 results is primarily related to reduced dried distillers grains pricing, increased natural gas costs and increased repairs and maintenance expenditures.

Refined Coal

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017.

The following table summarizes sales from refined coal operations by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Sales of products, refined coal segment:

Refined coal [1]	$193	$-	$193	$-

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Refined coal sales were approximately $0.2 million in the third quarter and first nine months of fiscal year 2017, the initial period we reported the results of refined coal operations. We expect future period sales to vary depending on fluctuations in demand from the site host utility which generally change based upon weather conditions in the geographic markets the utility serves.

Gross loss was approximately $3.4 million in the third quarter and first nine months of fiscal year 2017. We expect future period gross loss to vary similar to the sales fluctuations described above. Based on the agreements in place that govern the operation, sales and purchasing activities of the refined coal plant, we expect the refined coal operation to continue operating at a gross loss; and that the ongoing losses will be subsidized by federal production income tax credits.

Selling, general and administrative expenses were approximately $2.3 million in the third quarter and first nine months of fiscal year 2017. These expenses include approximately $1.6 million of commission expense, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal acquisition. As such, we expect future period expenses to be less than $1.0 million per quarter.

Income related to noncontrolling interests was approximately $0.3 million during the third quarter and first nine months of fiscal year 2017. This amount represents the owners’ (other than us) share of the pre-tax loss of refined coal operations.

As a result of the foregoing including the benefit of federal tax credits associated with refined coal production and sales, segment profit for the third quarter and first nine months of fiscal year 2017 was approximately $4.5 million.

Corporate and Other

Selling, general and administrative expenses for the third quarter of fiscal year 2017 were approximately $0.8 million consistent with $0.7 million of expenses for the third quarter of fiscal year 2016. Such expenses were approximately $2.9 million for the first nine months of fiscal year 2017 compared to approximately $2.1 million for the first nine months of fiscal year 2016. The increase is primarily related to higher professional expenses associated with due diligence and other efforts related to researching the refined coal operations prior to our refined coal acquisition.

Interest and other income was approximately $0.2 million for the third quarter of fiscal year 2017 versus approximately $0.1 million for the third quarter of fiscal year 2016. Interest and other income was approximately $0.5 million for the first nine months of fiscal year 2017 versus approximately $0.2 million for the first nine months of fiscal year 2016. The income has increased as yields on our excess cash have improved compared to fiscal year 2016.

Gain on disposal of property and equipment of approximately $0.2 million and $0.3 million during the third quarter and first nine months of fiscal year 2016 relate to real estate properties sold. No such properties were sold during the first nine months of fiscal year 2017. We expect gain on disposal of property and equipment to be insignificant for the remainder of fiscal year 2017.

Loss related to noncontrolling interests was insignificant during the third quarters and first nine months of fiscal year 2017 and 2016. This amount represents the owners’ (other than us) share of the loss of Future Energy.

Corporate and other expenses exceeded interest and other income and gain on disposal of property and equipment, for the third quarter of fiscal year 2017 by approximately $0.4 million, consistent with the

$0.3 million loss for the third quarter of fiscal year 2016 and was approximately $1.5 million, an increase of approximately $0.6 million from approximately $0.9 million for the first nine months of fiscal year 2016. The increase from fiscal year 2016 results is primarily related to increased professional expenses, not allocated to the ethanol and by-products or refined coal segments described above.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $34.1 million for the first nine months of fiscal year 2017, compared to approximately $41.4 million for the first nine months of fiscal year 2016. For the first nine months of fiscal year 2017, cash was provided by net income of approximately $24.8 million, adjusted for non-cash items of approximately $9.0 million, which consisted of depreciation and amortization, income from equity method investments, the deferred income tax provision and stock based compensation expense. Big River paid dividends to REX of approximately $4.0 million during the first nine months of fiscal year 2017. A decrease in the balance of accounts receivable provided cash of approximately $2.0 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $7.0 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first nine months of fiscal year 2017. An increase in the balance of accounts payable provided cash of approximately $2.2 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other current liabilities used cash of approximately $0.8 million which was primarily a result of payments of incentive compensation and real estate taxes.

Net cash provided by operating activities was approximately $41.4 million for the first nine months of fiscal year 2016. For the first nine months of fiscal year 2016, cash was provided by net income of approximately $24.0 million, adjusted for non-cash items of approximately $9.7 million, which consisted of depreciation and amortization, income from equity method investments, gain on disposal of real estate and property and equipment, net, gain on sale of investment and the deferred income tax provision. We received dividends from Big River of approximately $4.0 million during the first nine months of fiscal year 2016. An increase in the balance of accounts receivable used cash of approximately $1.7 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $2.3 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the third quarter of fiscal year 2016. A decrease in the balance of other assets provided cash of approximately $2.8 million, as prior year overpayments of income taxes were used to reduce estimates of our current year liabilities. An increase in the balance of accounts payable provided cash of approximately $1.7 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other current liabilities provided cash of approximately $3.2 million which was primarily a result of higher accruals for our income tax provision.

At October 31, 2017, working capital was approximately $209.4 million, compared to approximately $204.0 million at January 31, 2017. The ratio of current assets to current liabilities was 10.1 to 1 at October 31, 2017 and January 31, 2017.

Cash of approximately $31.2 million was used in investing activities for the first nine months of fiscal year 2017, compared to approximately $7.6 million during the first nine months of fiscal year 2016.

During the first nine months of fiscal year 2017, we had capital expenditures of approximately $19.3 million, the majority of which were plant capacity expansion projects at the One Earth and NuGen ethanol plants. We expect to spend between $2.0 million and $3.0 million during the remainder of fiscal year 2017 on various capital projects. During the first nine months of fiscal year 2017, we used cash of approximately $12.0 for the refined coal acquisition.

Cash of approximately $7.6 million was used in investing activities for the first nine months of fiscal year 2016. During the first nine months of fiscal year 2016, we had capital expenditures of approximately $11.8 million, primarily related to improvements at the One Earth and NuGen ethanol plants. During the first nine months of fiscal year 2016, we received approximately $2.3 million as partial payment for certain escrow holdbacks and adjustments to the purchase price related to the sale of our equity investment in Patriot. We received approximately $1.5 million of proceeds from the sale of three real estate properties during the first nine months of fiscal year 2016.

Cash used in financing activities totaled approximately $1.0 million for the first nine months of fiscal year 2017 compared to approximately $6.8 million for the first nine months of fiscal year 2016. During the first nine months of fiscal year 2017, we used cash of approximately $1.7 million to purchase shares from and pay dividends to noncontrolling members of One Earth. During the first nine months of fiscal year 2017, we received approximately $0.7 million in capital contributions from the minority investor in the refined coal entity. We expect to continue to receive these capital contributions in the future as we expect the minority investor to continue funding its proportionate share of refined coal operating losses.

Cash used in financing activities totaled approximately $6.8 million for the first nine months of fiscal year 2016. During the first nine months of fiscal year 2016, we used cash of approximately $4.7 million to purchase approximately 95,000 shares of our common stock in open market transactions. During the first nine months of fiscal year 2016, we used cash of approximately $2.1 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen.

We are investigating various uses for our excess cash. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 155,000 shares. We also plan to seek and evaluate investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria.

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that matured April 1, 2017. One Earth and NuGen renewed the revolving loan facilities, which mature June 1, 2018, during the second quarter of fiscal year 2017. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the nine months ended October 31, 2017. These agreements do not contain any financial covenants.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At October 31, 2017, One Earth and NuGen combined have forward purchase contracts for approximately 9.1 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through March 2018. At October 31, 2017, One Earth and NuGen have combined sales commitments for approximately 29.8 million gallons of ethanol, approximately 108,000 tons of distillers grains and approximately 16.7 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the ethanol, distillers grains and non-food grade corn oil through December 2017. None of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $38.8 million. Approximately 13% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $7.0 million. Approximately 20% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $2.0 million. Similarly, approximately 1% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $32.1 million. Approximately 6% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.0 million.

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

Item 1A. Risk Factors

During the quarter ended October 31, 2017, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2017 except for those risk factors related to refined coal that were disclosed in Item 1A to the Form 10-Q for the quarter ended July 31, 2017, which are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. None of our consolidated subsidiaries have restrictions on their ability to pay dividends to us. During the first nine months of fiscal year 2017, One Earth paid dividends to REX of approximately $5.1 million. During the first nine months of fiscal year 2017, NuGen did not pay dividends.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar Rizvi (Zafar Rizvi) /s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Chief Executive Officer and President (Chief Executive Officer) Vice President, Finance and Treasurer (Chief Financial Officer)	December 6, 2017 December 6, 2017
40