Form 10-K
period 2018-01-31
REX AMERICAN RESOURCES Corp
filed 2018-03-29
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2018	COMMISSION FILE NO. 001-09097

REX AMERICAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1095548 (I.R.S. Employer Identification No.)

7720 Paragon Road, Dayton, Ohio (Address of principal executive offices)	45459 (Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑

At the close of business on July 31, 2017 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 799,281 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $576,633,450.

There were 6,496,518 shares of the registrant’s Common Stock outstanding as of March 28, 2018.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 6, 2018 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, our ethanol and refined coal plants operating efficiently and according to forecasts and projections, changes in the international, national or regional economies, weather, results of income tax audits, changes in income tax laws or regulations and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A.

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

Overview

REX was incorporated in Delaware in 1984 as a holding company. Our principal offices are located at 7720 Paragon Road, Dayton, Ohio 45459. Our telephone number is (937) 276-3931. We have been an investor in ethanol production facilities beginning in 2006. We are currently invested in three ethanol production entities; we have a majority ownership interest in two of these entities. We also own a majority interest in an entity that owns and operates a refined coal facility. We may make additional investments in the energy or other industries in the future. In the third quarter of fiscal year 2017, we began reporting the results of our refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility (see Note 3 to the Consolidated Financial Statements). Prior to the acquisition, we had one reportable segment, ethanol. Beginning with the third quarter of fiscal year 2017, we have two reportable segments: i) ethanol and by-products and ii) refined coal.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market prices of ethanol and distillers grains are not always directly related to corn prices, at times ethanol and/or distillers grains prices may lag movements in corn prices and, in an environment of higher corn prices or lower ethanol/distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of grain processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by the realized yield) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We also expect our ethanol plants to produce approximately 15.0 pounds of dried distillers grains and 0.8 pounds of non-food grade corn oil for each bushel of grain processed.

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

Commodity prices in fiscal year 2017 were subject to significant volatility. For fiscal year 2017, the average Chicago Board of Trade (“CBOT”) near-month corn price ranged from a low of approximately $3.29 per bushel in August 2017 to a high of approximately $4.02 per bushel in July 2017. Corn prices benefitted throughout the year from consecutive strong corn harvests in 2016 and 2017. Ethanol prices had significant fluctuations ranging from approximately $1.26 per gallon in December 2017 to a high of approximately $1.67 per gallon in April 2017. Ethanol prices were influenced by many factors throughout the year including low energy prices, varying levels of domestic and import/export ethanol demand and increases in United States ethanol production.

On August 10, 2017, we purchased for approximately $12.0 million, the entire ownership interest of an entity that owns a refined coal facility through a 95.35% owned subsidiary. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code (“IRC”). In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test every six months, through an independent laboratory, the effectiveness of our operations with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold for a given calendar year. We expect to earn credits at the rate of approximately $6.91 per ton of refined coal produced and sold during fiscal year 2017.

Net income attributable to REX common shareholders was approximately $39.7 million in fiscal year 2017 compared to approximately $32.3 million in fiscal year 2016. The current year benefitted from reductions in our effective tax rate resulting from tax reform legislation and the impact of Section 45 federal income tax credits from our refined coal operations. Gross profit in fiscal year 2017 was significantly lower compared to fiscal year 2016, primarily a result of lower crush spreads and distillers grains pricing as well as the impact of our refined coal facility which generated a gross loss. Due to the inherent volatility of commodity prices within the ethanol industry, the uncertainty regarding future refined coal production and associated financial results, and the impact of tax reform legislation, we cannot predict the likelihood of future operating results being similar to the fiscal year 2017 results.

During fiscal year 2013, we entered into a joint venture with Hytken HPGP LLC (“Hytken”) to file and defend patents for eSteam technology relating to heavy oil and oil sands production methods, and to attempt to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. To date, we have paid approximately $1.8 million for our ownership interest, patent and other expenses, but have not successfully demonstrated that the technology is commercially feasible. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC (“Future Energy”), an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Ethanol and by-products Overview

We began investing in the ethanol industry during fiscal year 2006. The form and structure of our investments is tailored to the specific needs and goals of each project and the local farmer group or investor with whom we are partnering. We generally participate in the management of our projects through our membership on the board of managers of the limited liability companies that own the plants.

We have equity investments in three entities engaged in the production of ethanol as of January 31, 2018. The following table is a summary of our ethanol investments at January 31, 2018 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	123.1	75.1%	92.4
NuGen Energy, LLC	132.9	99.5%	132.2
Big River Resources, LLC:
Big River Resources W Burlington, LLC	107.9	10.3%	11.1
Big River Resources Galva, LLC	126.4	10.3%	13.0
Big River United Energy, LLC	129.5	5.7%	7.4
Big River Resources Boyceville, LLC	57.0	10.3%	5.9
Total	676.8		262.0
4

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

According to the Renewable Fuels Association (“RFA”), the United States ethanol industry produced an estimated 15.8 billion gallons of ethanol in 2017. Approximately 14.4 billion gallons were blended domestically and approximately 1.3 billion gallons were exported in 2017. According to the RFA, as of January 2018, the United States ethanol industry consists of 211 plants (201 operating) in 28 states with an annual capacity of approximately 16.2 billion gallons (approximately 15.8 billion gallons at operating plants) of ethanol production. The RFA estimates that, as of January 2018, approximately 465 million gallons per year of additional production capacity is under construction or expansion.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. Corn-based ethanol is considered a conventional biofuel which is subject to a renewable fuel standard (“RFS”) of 15.0 billion gallons annually through 2022. After 2022, RFS volumes will be determined by the Environmental Protection Agency (“EPA”) in coordination with the Secretaries of Energy and Agriculture.

The federal government mandates the use of renewable fuels under RFS II, established in October 2010. The EPA has the authority to waive the mandates in whole or in part if one of two conditions is met: 1) there is inadequate domestic renewable fuel supply, or 2) implementation of the mandate requirement severely harms the economy or environment of a state, region or the United States. In 2014, 2015 and 2016, the EPA took action to reduce the volumes for both conventional biofuels and advanced biofuels.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017, in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders, and importers to meet the statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address.

Pursuant to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15.0 billion gallons, 2018 is the first year the total proposed renewable volume obligations (“RVOs”) are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Certain obligated parties petitioned the EPA to move the point of obligation from refiners and importers of fuel to fuel blenders. In November 2017, the EPA denied this petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold.

On January 26, 2018, in separate court actions, both Valero Energy and American Fuel and Petrochemical and Manufacturers challenged the EPA regarding the EPA’s management of the U.S. biofuel mandate. Amongst their challenges are the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS including the point of obligation, and the plaintiffs are seeking a review of the annual Renewable Volume Obligations rule set by the EPA for 2018 and 2019.

Ethanol Production

The plants we have invested in are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, chemicals and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with a denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed, which recovers a portion of the corn cost not absorbed in ethanol production. We also generate revenues from the sale of non-food grade corn oil produced at our facilities. Non-food grade corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Currently, ethanol is blended into approximately 98% of the gasoline sold in the United States, the majority as E-10 (a blend of 10% ethanol and 90% gasoline), according to the RFA. Going forward, the industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The EPA has approved the use of 15% ethanol in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Despite this, it will take time for this measure to be implemented, and it is still being met with great resistance. Ethanol accounted for approximately 10.1% of the total U.S. gasoline supply for 2016 and 2017.

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

Refined Coal Overview

On August 10, 2017, we purchased the entire ownership interest of an entity that owns a refined coal facility through a 95.35% owned subsidiary. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applies two separate chemicals to convert feedstock coal into refined coal, which is sold to the end user of the refined coal. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code (“IRC”). In order to maintain compliance with Section 45 of the IRC, we are required to test every six months, through an independent laboratory, the effectiveness of our operations with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold for a given calendar year. We expect to earn credits at the rate of approximately $6.91 per ton of refined coal produced and sold during fiscal year 2017.

Section 45 of the IRC was created by Congress to encourage the development and use of environmentally sound solutions to control harmful emissions during energy production and to facilitate and move the United States towards better compliance with global environmental energy standards. The American Jobs Creation Act of 2004 amended Section 45 of the IRC by adding provisions to incentivize the production of emission reducing refined coal. To qualify for tax credits under Section of the IRC, a process must reduce coal emissions of nitrogen oxide by 20% and either sulfur dioxide or mercury by 40%. The tax credits can be earned for refined coal produced and sold by our facility through November 2021.

Facilities

At January 31, 2018, our consolidated ethanol entities own a combined 477 acres of land and two facilities that shipped a combined quantity of approximately 256 million gallons of ethanol in fiscal year 2017. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio. We own a refined coal plant that is located on leased property on the site of an electrical generating station.

Employees

At January 31, 2018, we had 120 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

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

Risks Related to our Ethanol and by-Products Business

The ethanol industry is changing rapidly which could result in unexpected developments that could negatively impact our operations.

According to the RFA, the ethanol industry has grown from approximately 1.5 billion gallons of domestic annual ethanol production in 1999 to approximately 15.8 billion gallons in 2017. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

The financial returns on our ethanol investments are highly dependent on commodity prices, which are subject to significant volatility, uncertainty and regional supply shortages, so our results could fluctuate substantially.

The financial returns on our ethanol investments are highly dependent on commodity prices, especially prices for corn, natural gas, ethanol, dried distillers grains, non-food grade corn oil and unleaded gasoline. As a result of the volatility of the prices for these items, our returns may fluctuate substantially and our investments could experience periods of declining prices for their products and increasing costs for their raw materials, which could result in operating losses at our ethanol plants.

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

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, the value of the U.S. dollar and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. Much of the Midwestern United States experienced drought conditions during 2012 which led to a smaller harvest of corn and increased corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economic terms due to regional supply shortages or unfavorable local pricing. Such a shortage or price impact could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

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

According to the RFA, domestic ethanol production capacity is approximately 16.2 billion gallons per year as of January 2018. The RFA estimates that, as of January 2018, approximately 465 million gallons per year of additional production capacity is under construction or expansion. In addition, certain operating plants have qualified as efficient ethanol producers through the EPA pathway assessment, and are expanding, or planning to expand their capacity. The EPA set the RFS requirement to be satisfied by corn-derived ethanol at 15.0 billion gallons for 2017 and 2018. Excess capacity in the ethanol industry could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

Excess capacity may also result from decreases in the demand for ethanol, which could result from a number of factors, including, but not limited to, regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage or acquire non-gasoline powered vehicles.

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

The United States exported approximately 1.3 billion gallons of ethanol in 2017. If producers and exporters of ethanol are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export ethanol. China raised its 5% tariff on U.S. fuel ethanol to 30%, effective January 1, 2017 and has threatened additional tariff increases in response to recently announced U.S. tariffs. Furthermore, unfavorable changes in foreign currency exchange rates could reduce the demand for United States ethanol exports. This could result in an oversupply of ethanol in the United States which could have a material adverse effect on the results of our ethanol operations.

Exports of distillers grains produced in the United States have been increasing in recent years. However, the export market may be jeopardized if foreign governments impose trade barriers or other measures to protect the foreign local markets. In January 2016, the China Ministry of Commerce announced it had initiated anti-dumping and countervailing duty investigations of U.S. dried distillers grains exports to China. China also announced it had established anti-dumping duties on imports of U.S. dried distillers grains that range from 42.2% to 53.7% and also had established countervailing duties that range from 11.2% to 12%. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to foreign customers, there may be a reduction in the price of distillers grains in the United States. In addition, foreign currency exchange rate fluctuations could reduce the demand for United States exports of distillers grains. Declines in the price we receive for our distillers grains could lead to decreased revenues and may result in our inability to operate our ethanol plants profitably.

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

Our investments currently represent both majority and minority equity positions. Day-to-day operating control of minority owned plants generally remains with the local investor group. We do not have the ability to directly modify the operations of these plants in response to changes in the business environment or in response to any deficiencies in local operations of the plants. In addition, local plant operators, who also represent the primary suppliers of corn and other crops to the plants, may have interests, such as the price and sourcing of corn and other crops, that may differ from our interest, which is based solely on the operating profit of the plant. The limitations on our ability to control day-to-day plant operations could adversely affect plant results of operations.

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

Any expansion strategy will depend on prevailing market conditions for the price of ethanol and the cost of corn and natural gas and the expectations of future market conditions. There is increasing competition for suitable sites for ethanol plants. Even if suitable sites or opportunities are identified, we may not be able to secure the services and products from contractors, engineering firms, construction firms and equipment suppliers necessary to build or expand ethanol plants on a timely basis or on acceptable economic terms. Construction costs may increase to levels that would make a new plant too expensive to complete or unprofitable to operate. Additional financing may also be necessary to implement any expansion strategy, which may not be accessible or available on acceptable terms. New and more stringent environmental regulations could increase the operating costs and risks of new plants, which, in turn could discourage us from further expansion. In addition, failure to adequately manage the risks associated with additional ethanol investments could have a material adverse effect on our business.

Our ethanol plants may be adversely affected by technological advances and efforts to anticipate and employ such technological advances may prove unsuccessful.

The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive cellulosic sources such as corn stalk, wheat, oat or barley straw could have an adverse effect on our ethanol plants, because our plants are designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol.

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

The Energy Independence and Security Act of 2007 (EISA) established RFS II, which modified the renewable fuel standard from prior legislation. EISA increased the amount of renewable fuel required to be blended into gasoline and required a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015 through 2022, with no specified volume subsequent to 2022. The EPA has the authority to assign the mandated amounts of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II has been a primary factor in the growth of ethanol usage. Over the past several years various pieces of legislation have been introduced to the U.S. Congress that were intended to reduce or eliminate ethanol blending requirements. To date, none of the bills have been successful but they are an indication of the continued effort to undermine the EISA. For example, on January 3, 2017, the Leave Ethanol Volumes at Existing Levels (“LEVEL”) Act (H.R. 119) was introduced in the U.S. House of Representatives. The bill would freeze renewable fuel blending requirements under the RFS at 7.5 billion gallons per year, prohibit the sale of gasoline containing more than 10% ethanol, and revoke the EPA’s approval of E15 blends. In addition, on January 31, 2017, a bill (H.R. 777) was introduced in the U.S. House of Representatives that would require the EPA and National Academies of Sciences to conduct a study on the implication of the use of mid-level ethanol blends. A mid-level ethanol blend is an ethanol gasoline blend containing 10-20% ethanol by volume, including E15 and E20, that is intended to be used in any conventional gasoline powered motor vehicle or non-road vehicle or engine. On March 2, 2017, a bill (H.R. 1315) was introduced in the U.S. House of Representatives that would limit the volume of ethanol in gasoline to 10%. On the same day, the RFS Elimination Act (H.R. 1314) was introduced in the U.S. House of Representatives. The bill would fully repeal the RFS.

Under EISA, the EPA has the authority to waive or modify the mandated RFS II requirements in whole or in part. In order to grant a waiver, the EPA administrator must determine in consultation with the Secretaries of Agriculture and Energy, that one of the following two conditions has been met: i) there is inadequate domestic renewable fuel supply or ii) implementation of the requirement would severely harm the economy or environment of a state, region or the country. In certain past years the EPA has taken action to reduce the mandated gallons called for under EISA for both conventional and advanced renewable fuels.

Pursuant to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed renewable volume obligations (“RVOs”) RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022. The EPA has maintained the statutory 15.0 billion gallons requirement for conventional renewable fuels but reduced the statutory requirement for advanced biofuels based upon supply limitations for 2017 and 2018.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. As a result of fluctuations in RINs pricing, certain obligated parties have petitioned the EPA and filed court actions to change the point of obligation or to seek relief from their obligation. If this action leads to reduced values for RINs, it could negatively impact the price we receive for ethanol sales.

If the United States were to withdraw from or materially modify the North American Free Trade Agreement (“NAFTA”) or certain other international trade agreements, our business, financial condition and results of operations could be materially adversely affected. Ethanol and other products that we produce are sold into Canada, Mexico and other countries with trade agreements with the United States. If tariffs were raised on the foreign-sourced goods that lead to retaliatory actions, it could have material adverse effect on our business, financial condition and results of operations.

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

The American Recovery and Reinvestment Act of 2009 and EISA provide funding opportunities in support of cellulosic ethanol obtained from biomass sources such as switchgrass and poplar trees. The amended RFS mandates an increasing level of production of non-corn-derived biofuels. These federal policies may suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage or wood chips. Cellulosic ethanol has a smaller carbon footprint than corn-derived ethanol, and is unlikely to divert foodstuff from the market. Several cellulosic ethanol plants are under development and there is a risk that cellulosic ethanol could displace corn ethanol. Our plants are designed as single-feedstock facilities, located in corn production areas with limited alternative feedstock nearby, and would require significant additional investment to convert to the production of cellulosic ethanol. The adoption of cellulosic ethanol as the preferred form of ethanol could have a significant adverse effect on our ethanol business.

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

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide (a greenhouse gas). In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program. We believe our plants are grandfathered up to certain operating capacity, but recent plant expansion requires us to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. To further expand our plant capacity, we may be required to obtain additional permits, install advanced technology equipment, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a negative impact on our financial performance. We also face the risk of ethanol production above our grandfathered capacity not qualifying for RINS if the plants do not meet certain emission requirements.

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

Operation of our ethanol business exposes the business to the risk of environmental and health and safety claims and property damage claims, such as failure to comply with environmental regulations. These types of claims could also be made against our ethanol business based upon the acts or omissions of other persons.

Serious claims could have a material negative impact on our results of operations, financial position and future cash flows.

Our business is not significantly diversified.

Our financial results depend heavily on our ability to operate our ethanol plants profitably. Our lack of significant diversification could have a material negative impact on our results of operations, financial position and future cash flows should our ethanol plants operate unprofitably.

We may have commitments to produce and sell ethanol.

We may, at times, sell our products with forward contracts. If we are unable to produce the products due to economic conditions, business interruption, or other factors, we may incur additional costs or have to obtain commodities at unfavorable prices to meet our contractual commitments. This could have a material adverse effect on our results of operations.

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

An estimated 29% of distillers grains produced in the United States were exported in 2017. The price of distillers grains has benefitted from the exports of the product. In recent years, certain countries have refused to import U.S. distillers grains for a variety of reasons. If export shipments are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

At certain of our plants, we extract and sell non-food grade corn oil immediately prior to the production of distillers grains. Several studies are attempting to determine whether non-food grade corn oil extraction may impact the nutritional value of the resulting distillers grains. If it is determined that non-food grade corn oil extraction adversely impacts the nutritional energy content of distillers grains, the value of the distillers grains we sell may be negatively impacted, which would have a negative impact on our results of operations.

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

The ethanol industry is primarily comprised of entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain business. Several large oil companies have entered the ethanol production market. If these companies increase their ethanol plant ownership or if other oil companies seek to engage in direct ethanol production, there would be less of a need to purchase ethanol from independent producers such as our ethanol plants. No assurance can be given that our ethanol plants will be able to compete successfully or that competition from larger companies with greater financial resources will not have a materially adverse impact on the results of our ethanol operations.

We may face competition from foreign producers.

There is a risk of foreign competition in the ethanol industry. Brazil is presently the second largest producer of ethanol in the world. Brazil’s ethanol production is sugarcane based, and, depending on feedstock prices, may be cheaper to produce than corn-derived ethanol. Under the RFS, certain parties were obligated to meet an advanced biofuel standard. In recent years, sugarcane based ethanol imported from Brazil has been one of the most economical means for obligated parties to comply with this standard.

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

The leased rail cars we use to transport ethanol to market will need to be retrofitted or replaced as the Enhanced Tank Car Standards and Operation Controls for High-Hazard Flammable Trains adopted by the U.S. Department of Transportation (“DOT”) imposes an enhanced tank car standard known as the DOT specification 117 and establishes a schedule to retrofit or replace older tank cars that carry crude oil and ethanol. The rule also establishes braking standards intended to reduce the severity of accidents and new operational protocols. This could lead to increased rail car lease costs and delays in transportation of ethanol if rail cars are out of service for extended periods of time.

We operate in a capital intensive industry. Limitations on external financing could adversely affect our financial performance.

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

Risks Related to our Refined Coal Operations

Our refined coal investment is subject to various risks and uncertainties.

We purchased a company that produces refined coal that we believe qualifies to earn tax credits under IRC Section 45 through November 2021. Our ability to generate returns and avoid write-offs in connection with this investment is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

Availability of the tax credits under IRC Section 45.

Our ability to claim tax credits under IRC Section 45 depends upon the operation which we have purchased satisfying certain ongoing conditions set forth in IRC Section 45. Furthermore, the tax credits under IRC Section 45 could be reduced or completely eliminated as a result of changes in income tax laws and/or regulations.

The IRS could ultimately determine that the refined coal facility we purchased and/or its operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45. As our refined coal operation is expected to generate pre-tax losses, the unavailability of the tax credits for any reason could have a material impact on our results of operations.

IRC Section 45 phase out provisions.

IRC Section 45 contains phase out provisions based upon the market price of coal such that, if the price of coal rises to specified levels, we could lose some or all of the tax credits we expect to receive from this operation.

The refined coal operation depends on one customer.

The refined coal operation receives tax credits by selling its refined coal to an unrelated party. The unrelated party is not obligated to continue purchasing refined coal from us. Our user of refined coal could convert its fuel source to natural gas or oil instead of coal depending on the price of natural gas and/or oil relative to that of coal. If the unrelated party ceases to purchase refined coal from us, we would attempt to move our refined coal plant to a different location, which could require us to invest additional capital, or to find a different user to purchase our refined coal. In addition, we may not be able to find a suitable location to move our refined coal plant to or find a different user to purchase our refined coal in a timely manner. Market demand for coal may also decline as a result of an economic slowdown. Sustained low natural gas prices may also cause users of coal to phase out or close existing coal using operations. If users of coal burn less coal or eliminate the use of coal there would be less need for our product. A reduction or cessation of refined coal sales could have a material impact on our results of operations.

Environmental concerns regarding coal could lead to reduced or suspended refined coal operations.

Environmental concerns about greenhouse gases, toxic wastewater discharges and the potential hazardous nature of coal combustion waste could lead to regulations that discourage the burning of coal. Such regulations could mandate that electric power generating companies purchase a minimum amount of power from renewable energy sources such as wind, hydroelectric, solar and geothermal. This could result in utilities burning less coal, which could have a material impact on our results of operations.

The refined coal operation in which we have invested and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs.

The construction and operation of refined coal operations are subject to Federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Such laws and regulations also impose liability, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise involved in, the release or threatened release of hazardous substances into the environment. Such hazardous substances could be released as a result of burning refined coal in a number of ways, including air emissions, waste water, and by-products such as fly ash. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. We may be exposed to the risk of becoming liable for environmental damage we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with the use of refined coal.

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

We rely on a third party to operate the refined coal facility.

We rely on an unrelated third party to operate the refined coal plant. Should the third party fail to perform or underperform in the operation, management or regulatory compliance of the facility, our results of operations and financial condition could be adversely affected as we are not experienced in operating a refined coal facility.

We will have to generate taxable income to utilize the Section 45 federal income tax credits.

If we do not generate sufficient taxable income to utilize the tax credits earned by our refined coal operation, we could incur write-offs of the related tax attributes which could adversely affect our results of operations and financial condition. In addition, this could adversely reduce our liquidity reserves as we expect to incur operating losses sustained by the refined coal operation.

Risks Related to our eSteam investment

eSteam may not be a commercially viable technology.

During fiscal year 2013, we invested in eSteam, a new technology utilizing steam to extract deep heavy oil. Cumulatively, we have spent approximately $1.8 million on this patented but unproven technology. To date, we have not tested or proven the viability of the technology. In addition, low energy and crude oil prices may make eSteam technology less attractive to potential users. If we cannot demonstrate that the technology is commercially feasible, we may incur additional losses.

eSteam testing methods and results are not known.

We do not have specific testing methodologies or specifications developed for testing the viability of the eSteam technology. The actual eSteam testing process could result in injury to others, and property and other damages that could expose us to claims for damages from unrelated parties.

Our eSteam technology may be subject to patent challenges.

If our patents of the eSteam technology are challenged, we could be required to spend considerable time and resources defending our patents.

Operations utilizing our eSteam technology may be subject to stringent environmental regulations.

Use of the eSteam technology will require significant amounts of water and energy. If we or third parties are unable to obtain the proper permits and sources of water and energy, then we may not be able to commercialize the new technology, and thus, generate any revenue from our investment.

Operations utilizing our eSteam technology may cause environmental damage.

When testing and operating the eSteam technology, we may cause environmental damage, as we would be injecting water into the ground in order to extract oil. We could be subject to significant penalties and fines if we were to cause environmental damage.

Risks Related to REX and non-industry specific matters.

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

We may fail to realize the anticipated benefits of mergers, acquisitions, or other investments.

We intend to continue seeking growth opportunities. Acquisitions and similar transactions involve many risks that could harm our business, which include:

•	The anticipated benefits of these transactions may not be fully realized, or take longer to realize than expected,
•	Future acquisitions could result in operating losses or loss of investment,
20

•	Future acquisitions may involve incurring debt to complete these transactions, which could have a material adverse effect on our financial condition.

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

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	63	Executive Chairman of the Board*
Zafar Rizvi	68	Chief Executive Officer and President*
Douglas Bruggeman	57	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	68	Secretary*

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

Zafar Rizvi was elected Chief Executive Officer in 2015. Mr. Rizvi has been our President and Chief Operating Officer since 2010, was Vice President from 2006 to 2010. From 1991 to 2006, Mr. Rizvi was our Vice President – Loss Prevention.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

Common Share Information and Quarterly Share Prices

Our common stock is traded on the New York Stock Exchange under the symbol REX.

Fiscal Quarter Ended	High	Low

April 30, 2016	$59.26	$46.57
July 31, 2016	66.12	50.90
October 31, 2016	88.47	64.25
January 31, 2017	102.59	78.18

April 30, 2017	$96.89	$76.10
July 31, 2017	107.87	88.46
October 31, 2017	99.99	84.12
January 31, 2018	92.38	80.15

As of March 28, 2018, there were 85 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We (including our consolidated subsidiaries) currently have no restrictions on the payment of dividends. Our minority owned ethanol subsidiary has restrictions on its ability to pay dividends to members (including REX). Our consolidated subsidiary, One Earth paid dividends to REX of approximately $10.2 million, $10.2 million and $11.4 million during fiscal years 2017, 2016 and 2015, respectively. Our consolidated subsidiary, NuGen paid dividends to REX of approximately $7.4 million and $15.7 million during fiscal years 2017 and 2016, respectively. NuGen paid no dividends to REX during fiscal year 2015.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of Pacific Ethanol, Inc. and Green Plains, Inc. for the period commencing January 31, 2013 and ended January 31, 2018. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2013 and reinvestment of all dividends.

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of net sales and revenue and gross profit, income from ethanol investments, gain on sale of investment, the benefit/provision for income taxes and the refined coal acquisition. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2018	2017	2016	2015	2014

Statement of Operations Data:
Net sales and revenue	$452,586	$453,799	$436,488	$572,230	$666,045
Cost of sales	408,425	382,760	385,654	430,291	601,757
Gross profit	44,161	71,039	50,834	141,939	64,288
Selling, general and administrative expenses	(24,060)	(21,388)	(19,813)	(19,422)	(17,846)
Equity in income of unconsolidated ethanol affiliates	3,232	6,144	8,984	32,229	17,175
(Loss) gain on sale of investment	(13)	192	10,385	—	—
Interest expense	—	—	—	(2,074)	(3,898)
Benefit (provision) for income taxes	19,519	(17,393)	(14,108)	(49,649)	(20,751)
Net income attributable to REX common shareholders	39,706	32,333	31,436	87,337	35,073
Diluted net income per share attributable to REX common shareholders	$6.02	$4.91	$4.30	$10.76	$4.29

January 31,	2018	2017	2016	2015	2014

Balance Sheet Data:
Cash and cash equivalents	$190,988	$188,576	$135,765	$137,697	$105,149
Current assets	239,034	226,517	179,360	175,745	148,810
Property and equipment – net	197,827	182,761	189,976	194,447	202,258
Equity method investments	34,549	37,833	38,707	80,389	71,189
Long term debt	—	—	—	—	63,500
Deferred taxes, long term liability	21,706	41,135	38,304	42,768	19,613
Noncontrolling interests	50,434	47,839	44,496	42,993	31,472
Total REX shareholders’ equity	$381,492	$340,435	$311,263	$349,971	$279,281

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have been an investor in various alternative energy entities beginning with synthetic fuel partnerships in 1998, ethanol production facilities beginning in 2006 and a refined coal production facility in 2017. We currently have equity investments in three ethanol production entities, two of which are majority ownership interests, and a majority ownership in one refined coal production entity. We may make additional alternative energy investments in the future.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of grain processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by the realized yield) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We also expect our ethanol plants to produce approximately 15.0 pounds of dried distillers grains and 0.8 pounds of non-food grade corn oil for each bushel of grain processed.

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

Commodity prices in fiscal year 2017 were subject to significant volatility. For fiscal year 2017, the average Chicago Board of Trade (“CBOT”) near-month corn price ranged from a low of approximately $3.29 per bushel in August 2017 to a high of approximately $4.02 per bushel in July 2017. Corn prices benefitted throughout the year from consecutive strong corn harvests in 2016 and 2017. Ethanol prices had significant fluctuations ranging from approximately $1.26 per gallon in December 2017 to a high of approximately $1.67 per gallon in April 2017. Ethanol prices were influenced by many factors throughout the year including low energy prices, varying levels of ethanol demand and increases in United States ethanol production.

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

Net income attributable to REX common shareholders was approximately $39.7 million in fiscal year 2017 compared to approximately $32.3 million in fiscal year 2016. The current year benefitted from reductions in our effective tax rate resulting from tax reform legislation (approximately $14.4 million) and the impact of Section 45 federal income tax credits (approximately $11.5 million) from our refined coal operations. Gross profit in fiscal year 2017 was significantly lower compared to fiscal year 2016, primarily a result of lower crush spreads and distillers grains pricing as well as the impact of our refined coal facility which generated a gross loss. Due to the inherent volatility of commodity prices within the ethanol industry, the uncertainty regarding future refined coal production and associated financial results, and the impact of tax reform legislation, we cannot predict the likelihood of future operating results being similar to the fiscal year 2017 results.

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

During fiscal year 2013, we agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $1.8 million for our ownership interest, patent and other expenses. We have not tested or proven the commercial feasibility of the technology.

Ethanol Investments

In fiscal year 2006, we entered the ethanol industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We are invested in three entities as of January 31, 2018, utilizing equity investments.

The following table is a summary of our ethanol investments at January 31, 2018 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	123.1	75.1%	92.4
NuGen Energy, LLC	132.9	99.5%	132.2
Big River Resources, LLC:
Big River Resources W Burlington, LLC	107.9	10.3%	11.1
Big River Resources Galva, LLC	126.4	10.3%	13.0
Big River United Energy, LLC	129.5	5.7%	7.4
Big River Resources Boyceville, LLC	57.0	10.3%	5.9
Total	676.8		262.0
26

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as that discussion reflects how management views and monitors our business.

Comparison of Fiscal Years Ended January 31, 2018 and 2017

Net Sales and Revenue – Net sales and revenue in fiscal year 2017 were approximately $452.6 million, consistent with prior year sales.

Gross Profit – Gross profit was approximately $44.2 million in fiscal year 2017, or 9.8% of net sales and revenue, versus approximately $71.0 million in fiscal year 2016 or 15.7% of net sales and revenue. Gross profit for fiscal year 2017 decreased by approximately $19.5 million compared to fiscal year 2016 as a result of operations in the ethanol and by-products segment and by approximately $7.3 million as a result of operations in the refined coal segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2017 were approximately $24.1 million (5.3% of net sales and revenue), an increase of approximately $2.7 million or 12.5% from approximately $21.4 million (4.7% of net sales and revenue) for fiscal year 2016. The increase is primarily related to professional fees and commission expense associated with the refined coal acquisition. We expect selling, general and administrative expenses to be consistent with fiscal year 2016 results in future periods, with the exception of variability of incentive compensation which is based upon Company profitability and any impact of potential future acquisitions.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2017 and 2016, we recognized income of approximately $3.2 million and $6.1 million, respectively, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Income recognized in fiscal year 2017 was reduced by approximately $0.8 million as a result of an impairment charge Big River incurred. Our investment in Big River, which has interests in four ethanol production plants, has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2018 of approximately 363 million gallons.

Overall, we expect operating experience of Big River to be generally consistent with the trends in crush spread margins described in the “Overview” section as Big River’s results are dependent on the same key drivers (ethanol, corn, dried distillers grains and natural gas pricing). Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to the fiscal year 2017 results.

Gain on Sale of Investment – Until the second quarter of fiscal year 2015, we owned a minority interest in Patriot Holdings, LLC (“Patriot”). On June 1, 2015 Patriot and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During fiscal year 2016, we received proceeds of approximately $4.5 million as payment for certain escrow holdbacks and adjustments to the purchase price related to the merger between Patriot and CHS. As a result, we recognized approximately $0.2 million as gain on sale of investment (included in our ethanol and by-products segment) during fiscal year 2016.

Interest and Other Income – Interest and other income for fiscal year 2017 was approximately $2.3 million compared to approximately $0.6 million for fiscal year 2016. Interest income has increased as yields on our excess cash have improved compared to fiscal year 2016. In addition, we received federal grants of approximately $0.7 million during fiscal year 2017.

(Loss) Gain on Disposal of Real Estate and Property and Equipment, net – We recognized losses of approximately $0.2 million in fiscal year 2017, compared to gains of approximately $0.3 million in fiscal year 2016. We sold three real estate properties in fiscal year 2016, which completed the sales of our former retail properties. The losses in fiscal year 2017 result from disposals of ethanol plant equipment.

Income Before Income Taxes – As a result of the foregoing, income before income taxes was approximately $25.4 million for fiscal year 2017 versus approximately $56.9 million for fiscal year 2016.

Provision for Income Taxes – Our effective tax rate was a benefit of 76.9% and a provision of 30.6% for fiscal years 2017 and 2016, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. During fiscal year 2017, our effective rate decreased by 45.4% (approximately $11.5 million) as a result of Section 45 production tax credits earned by our refined coal facility. The amount of credits earned in future periods will vary with refined coal production levels. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) reduced the federal income tax rate on corporations from 35% to 21%, which resulted in a benefit of 56.6% (approximately $14.4 million) to our effective tax rate as our deferred tax liabilities were remeasured at the lower federal income tax rate. Our domestic production activities deduction increased from 2.9% in fiscal year 2016 to 5.9% (total benefit of approximately $1.5 million) in fiscal year 2017, primarily as a result of agricultural cooperative patronage, which can vary significantly from year to year.

Net Income – As a result of the foregoing, net income was approximately $44.9 million for fiscal year 2017 versus approximately $39.5 million for fiscal year 2016.

Noncontrolling Interests– Income attributable to noncontrolling interests was approximately $5.2 million and $7.2 million during fiscal years 2017 and 2016, respectively, and represents the owners’ (other than us) share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy. Income attributable to noncontrolling interests of One Earth and NuGen were approximately $5.6 million and $0.1 million, respectively, during fiscal year 2017 and were approximately $7.1 million and $0.2 million, respectively, during fiscal year 2016. The loss related to noncontrolling interests of the refined coal entity was approximately $0.5 million during fiscal year 2017.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $39.7 million for fiscal year 2017 compared to $32.3 million for fiscal year 2016.

Business Segment Results

We have two reportable segments, i) ethanol and by-products and ii) refined coal. In fiscal year 2017, we began reporting the results of our refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility. Prior to the acquisition, we had one reportable segment, ethanol.

The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 16, our chief operating decision maker (as defined by ASC 280, “Segment Reporting” (“ASC 280”) evaluates the operating performance of our business segments using net income attributable to REX common shareholders.

The following tables summarize segment and other results and assets (amounts in thousands):

	Fiscal Year
Net sales and revenue:	2017	2016

Ethanol and by-products	$452,153	$453,799
Refined coal [1]	433	—
Total net sales and revenue	$452,586	$453,799

Segment gross profit (loss):

Ethanol and by-products	$51,509	$71,039
Refined coal	(7,348)	—
Total gross profit	$44,161	$71,039

Income (loss) before income taxes:

Ethanol and by-products	$38,352	$59,447
Refined coal	(10,021)	—
Corporate and other	(2,938)	(2,536)
Total income (loss) before income taxes	$25,393	$56,911

Benefit (provision) for income taxes:

Ethanol and by-products	$3,245	$(18,259)
Refined coal	15,168	—
Corporate and other	1,106	866
Total benefit (provision) for income taxes	$19,519	$(17,393)

Segment profit (loss):

Ethanol and by-products	$35,880	$33,950
Refined coal	5,628	—
Corporate and other	(1,802)	(1,617)
Net income attributable to REX common shareholders	$39,706	$32,333

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Ethanol and by-products Segment

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses. The following table summarizes selected data from One Earth and NuGen:

	Years Ended January 31,
	2018	2017

Average selling price per gallon of ethanol	$1.40	$1.45
Gallons of ethanol sold (in millions)	256.0	246.9
Average selling price per ton of dried distillers grains	$105.89	$123.97
Tons of dried distillers grains sold	596,099	574,390
Average selling price per pound of non-food grade corn oil	$0.29	$0.28
Pounds of non-food grade corn oil sold (in millions)	73,817	67,178
Average selling price per ton of modified distillers grains	$45.87	$50.10
Tons of modified distillers grains sold	185,848	106,313
Average cost per bushel of grain	$3.35	$3.45
Average cost of natural gas (per mmbtu)	$3.75	$3.24

The following table summarizes sales from One Earth and NuGen, by product group (amounts in thousands):

	Years Ended January 31,
Product or Service Category	2018	2017

Ethanol	$359,239	$358,349
Dried distillers grains	63,120	71,204
Non-food grade corn oil	21,195	18,518
Modified distillers grains	8,525	5,326
Other	74	402
Total	$452,153	$453,799

Ethanol sales increased from approximately $358.3 million in the prior year to approximately $359.2 million in the current year, primarily a result of an increase of 9.1 million gallons (3.7%) sold during fiscal year 2017. The increase in gallons sold is attributable to the capacity expansion projects we have invested in over the last several years. The volume increase was offset by a $0.05 decline in the price per gallon sold. Dried distillers grains sales decreased from approximately $71.2 million in the prior year to approximately $63.1 million in the current year, primarily a result of a $18.08 decline in the price per ton sold. The decrease in selling price was partially offset by an increase of 21,709 tons (3.8%) sold during fiscal year 2017, a result of the same factors discussed above regarding ethanol volume increases. Management believes the decline in the selling price results primarily from the ongoing uncertainty regarding Chinese imports of domestic dried distillers grains as the China Ministry of Commerce had announced an anti-dumping and countervailing duty investigation in January 2016 and, in September 2016, imposed an anti-dumping tariff and a countervailing duty on U.S. dried distillers grains exports to China. In a final ruling in January 2017, China increased the dried distillers grains anti-dumping duty to a range of 42.2% up to 53.7% and the dried distillers grains countervailing duty to a range of 11.2% up to 12.0%. In November 2017, the China Ministry of Commerce announced that the countervailing duty would be repealed. In addition, Vietnam suspended imports of U.S. dried distillers grains for a majority of fiscal year 2017 and this also contributed to the decline in DDG prices. In September of 2017, Vietnam lifted its ban on imports of U.S. dried distillers grains. Non-food grade corn oil sales increased from approximately $18.5 million in the prior year to approximately $21.2 million in the current year, primarily a result of an increase of 6.6 million pounds (9.9%) sold during fiscal year 2017. Similar to the ethanol and dried distillers grains increases, capacity expansion projects undertaken over the last several years are the primary reason for the increase in pounds sold and is consistent with the increased ethanol production. Modified distillers grains sales increased from approximately $5.3 million in the prior year to approximately $8.5 million in the current year, primarily a result of a 74.8% increase in tons sold which was partially offset by a decline of $4.23 in the price per ton sold.

We expect that sales of One Earth and NuGen in future periods will be based upon the following:

Product	Annual Sales Quantity

Ethanol	260 million to 285 million gallons
Dried distillers grains	590,000 to 660,000 tons
Non-food grade corn oil	70 million to 100 million pounds
Modified distillers grains	60,000 to 200,000 tons

This expectation assumes that One Earth and NuGen will operate at slightly above historical production levels, which is dependent upon market conditions, plant profitability and efficient plant operations. We may vary the amounts of ethanol, dried and modified distillers grains and corn oil produced, and thus, the resulting sales, based upon market conditions. NuGen has received the EPA pathway approval and has permits to increase its production levels to 150 million gallons annually. One Earth has received the EPA pathway approval and has permits to increase its production levels to 135 million gallons annually.

Gross profit was approximately $51.5 million in fiscal year 2017, or 11.4% of net sales and revenue which was approximately $19.5 million lower compared to approximately $71.0 million of gross profit in fiscal year 2016 or 15.7% of net sales and revenue. The crush spread for fiscal year 2017 was approximately $0.23 per gallon of ethanol sold compared to approximately $0.25 per gallon of ethanol sold during fiscal year 2016. The decline of approximately $8.1 million in sales of dried distillers grains compared to the prior year negatively affected gross profit. Grain accounted for approximately 75% ($302.1 million) of our cost of sales during fiscal year 2017 compared to approximately 77% ($293.8 million) during fiscal year 2016. Natural gas accounted for approximately 6% ($25.2 million) of our cost of sales during fiscal year 2017 compared to approximately 5% ($20.6 million) during fiscal year 2016. The volume of ethanol sold during fiscal year 2017 compared to fiscal year 2016 positively impacted gross profit by approximately $2.1 million. In addition, corn oil sales positively impacted gross profit in fiscal year 2017 by approximately $2.7 million compared to fiscal year 2016. Plant related repairs and maintenance expense was approximately $1.7 million higher in fiscal year 2017 compared to fiscal year 2016; as our ethanol plants continue to age and operate at their current capacities, we expect plant related repairs and maintenance expense to continue to increase over time. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent with prices in historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities. None of our forecasted ethanol, approximately 14% of our forecasted distillers grains and approximately 16% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues in fiscal year 2018 of approximately $45.3 million. Similarly, approximately 2% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from current pricing would result in an increase in annual cost of goods sold in fiscal year 2018 of approximately $33.2 million. Approximately 11% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $2.4 million for the remaining forecasted natural gas purchases.

Selling, general and administrative expenses for fiscal year 2017 were approximately $17.8 million (3.9% of net sales and revenue), consistent with fiscal year 2016 levels.

During fiscal years 2017 and 2016, we recognized income of approximately $3.2 million and $6.1 million, respectively, from our equity investment in Big River. Our investment in Big River, which has interests in four ethanol production plants, has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2018 of approximately 363 million gallons.

Interest and other income was approximately $1.6 million for fiscal year 2017 compared to approximately $0.2 million for fiscal year 2016. The income has increased as yields on our excess cash have improved compared to fiscal year 2016. In addition, we received federal grants of approximately $0.7 million during fiscal year 2017.

Income related to noncontrolling interests was approximately $5.7 million and approximately $7.2 million during fiscal years 2017 and 2016, respectively. These amounts represent the owners’ (other than us) share of the income of NuGen and One Earth.

The benefit for income taxes was approximately $3.2 million in fiscal year 2017 compared to a provision (expense) of $18.3 million in fiscal year 2016. The Tax Act was enacted on December 22, 2017 and became effective January 1, 2018, making significant changes to the Internal Revenue Code. Among other provisions, the Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. Accordingly, the carrying value of our deferred tax liabilities was materially decreased, resulting in an income tax benefit for fiscal year 2017.

Segment profit for fiscal year 2017 was approximately $35.9 million, an increase of approximately $1.9 million from approximately $34.0 million for fiscal year 2016. The increase from fiscal year 2016 results is primarily related to a tax benefit recognized in fiscal year 2017 related to remeasuring deferred tax liabilities as the Tax Act lowered the statutory federal income tax rate on corporations from 35% to 21%. This tax benefit more than offset lower gross profit levels in fiscal year 2017 compared to fiscal year 2016.

Refined Coal Segment

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017. The refined coal entity sells one product, refined coal. Sales were approximately $433,000 in fiscal year 2017, the initial period for which we reported the results of refined coal operations. We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold. We expect future period sales to vary depending on fluctuations in demand from the site host utility, which generally change based upon weather conditions in the geographic markets the utility serves.

Gross loss was approximately $7.3 million in fiscal year 2017. We expect future period gross loss to vary in generally the same manner as the sales fluctuations described above. Based on the agreements in place that govern the operations, sales and purchasing activities of the refined coal plant, we expect that the refined coal operation will continue operating at a gross loss and that the ongoing losses will be subsidized by federal production income tax credits.

Selling, general and administrative expenses were approximately $2.7 million in fiscal year 2017. These expenses include approximately $1.8 million of commission expense, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal acquisition. As such, we expect future period expenses to be less than $1.0 million per quarter.

Income related to noncontrolling interests was approximately $0.5 million during fiscal year 2017. This amount represents the owners’ (other than us) share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $15.2 million during fiscal year 2017 and includes the benefit of Section 45 production tax credits and a benefit related to segment loss before income taxes. We expect to continue recognizing an income tax benefit in future periods. However, the amount of credits earned will vary with annual production levels.

As a result of the foregoing, including the benefit of federal tax credits associated with refined coal production and sales, segment profit for fiscal year 2017 was approximately $5.6 million.

Corporate and Other

Selling, general and administrative expenses for fiscal year 2017 were approximately $3.6 million compared with $3.2 million for fiscal year 2016. The increase is primarily related to higher professional expenses associated with due diligence and other efforts related to researching the refined coal operations prior to our refined coal acquisition.

Interest and other income was approximately $0.7 million for fiscal year 2017 versus approximately $0.4 million for fiscal year 2016. The income has increased as yields on our excess cash have improved compared to fiscal year 2016.

Gain on disposal of property and equipment was approximately $0.3 million for fiscal year 2016 related to three real estate properties sold. No such properties were sold during fiscal year 2017. We expect gain on disposal of property and equipment to be insignificant for the future periods.

Loss related to noncontrolling interests was insignificant during fiscal years 2017 and 2016. This amount represents the owners’ (other than us) share of the loss of Future Energy.

Corporate and other expenses exceeded interest and other income and gain on disposal of property and equipment, for fiscal year 2017 by approximately $1.8 million, consistent with the $1.6 million loss for fiscal year 2016. The increase from fiscal year 2016 results is primarily related to increased professional expenses, not allocated to the ethanol and by-products or refined coal segments described above.

Comparison of Fiscal Years Ended January 31, 2017 and 2016

Net Sales and Revenue – Net sales and revenue in fiscal year 2016 were approximately $453.8 million, a 4.0% increase from approximately $436.5 million in fiscal year 2015. The increase was primarily caused by higher sales in our ethanol and by-products segment of approximately $17.3 million.

Gross Profit – Gross profit was approximately $71.0 million in fiscal year 2016, or 15.7% of net sales and revenue, versus approximately $50.8 million in fiscal year 2015 or 11.6% of net sales and revenue. Gross profit for fiscal year 2016 increased by $20.2 million compared to fiscal year 2015 as a result of operations in the ethanol and by-products segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2016 were approximately $21.4 million (4.7% of net sales and revenue), an increase of approximately $1.6 million or 7.9% from approximately $19.8 million (4.5% of net sales and revenue) for fiscal year 2016. The increase is primarily related to increased expenses of approximately $1.2 million in the ethanol and by-products segment and approximately $0.4 million of higher corporate and other expenses.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2016 and 2015, we recognized income of approximately $6.1 million and $6.0 million, respectively, from our equity investment in Big River, which is included in our ethanol and by-products segment results.

During fiscal year 2015, we recognized income of approximately $2.9 million from our equity investment in Patriot, which is included in our ethanol and by-products segment results. Effective June 1, 2015, a merger between Patriot and CHS occurred in which our ownership interest in Patriot was sold; thus we ceased recording income from Patriot using the equity method of accounting.

Gain on Sale of Investment – Until the second quarter of fiscal year 2015, we owned a minority interest in Patriot. On June 1, 2015 Patriot and CHS completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. During fiscal year 2016, we received proceeds of approximately $4.5 million as payment for certain escrow holdbacks and adjustments to the purchase price related to the merger between Patriot and CHS. As a result, we recognized approximately $0.2 million as gain on sale of investment (included in our ethanol and by-products segment) during fiscal year 2016. During fiscal year 2015, we received a cash payment of approximately $45.5 million and recognized a gain of approximately $10.4 million.

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

Income Before Income Taxes – As a result of the foregoing, income before income taxes was approximately $56.9 million for fiscal year 2016 versus approximately $51.5 million for fiscal year 2015.

Provision for Income Taxes – Our effective tax rate was 30.6% and 27.4% for fiscal years 2016 and 2015, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in income before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. Our effective rate increased as state and local taxes increased from a benefit of 1.3% in fiscal year 2015 to expense of 2.3% in fiscal year 2016, primarily as a result of the impact on deferred taxes of lower tax rates and apportionment in certain jurisdictions in fiscal year 2015. The domestic production activities deduction increased from 1.7% in fiscal year 2015 to 2.9% in fiscal year 2016, primarily as a result of agricultural cooperative patronage.

Net Income – As a result of the foregoing, net income was approximately $39.5 million for fiscal year 2016 versus approximately $37.4 million for fiscal year 2015.

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

Business Segment Results

We have two reportable segments, i) ethanol and by-products and ii) refined coal. In fiscal year 2017, we began reporting the results of our refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility. Prior to the acquisition, we had one reportable segment, ethanol.

The following sections discuss the results of operations of our ethanol and by-products segment and corporate and other. As discussed in Note 17, our chief operating decision maker (as defined by ASC 280 evaluates the operating performance of our business segments using net income attributable to REX common shareholders. The following tables summarize segment and other results and assets (amounts in thousands):

	Years Ended January 31,
Net sales and revenue:	2017	2016

Ethanol and by-products	$453,799	$436,488

Segment gross profit (loss):

Ethanol and by-products	$71,039	$50,834

Income (loss) before income taxes:

Ethanol and by-products	$59,447	$53,469
Corporate and other	(2,536)	(1,951)
Total income before income taxes	$56,911	$51,518

Benefit (provision) for income taxes:

Ethanol and by-products	$(18,259)	$(14,690)
Corporate and other	866	582
Total provision for income taxes	$(17,393)	$(14,108)

Segment profit (loss):

Ethanol and by-products	$33,950	$32,734
Corporate and other	(1,617)	(1,298)
Net income attributable to REX common shareholders	$32,333	$31,436
35

Ethanol and by-products Segment

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses. The following table summarizes selected data from One Earth and NuGen:

	Years Ended January 31,
	2017	2016

Average selling price per gallon of ethanol	$1.45	$1.44
Gallons of ethanol sold (in millions)	246.9	232.1
Average selling price per ton of dried distillers grains	$123.97	$145.50
Tons of dried distillers grains sold	574,390	557,511
Average selling price per pound of non-food grade corn oil	$0.28	$0.26
Pounds of non-food grade corn oil sold (in millions)	67,178	59,249
Average selling price per ton of modified distillers grains	$50.10	$66.17
Tons of modified distillers grains sold	106,313	90,659
Average cost per bushel of grain	$3.45	$3.62
Average cost of natural gas (per mmbtu)	$3.24	$3.71

The following table summarizes sales from One Earth and NuGen, by product group (amounts in thousands):

	Years Ended January 31,
Product or Service Category	2017	2016

Ethanol	$358,349	$333,200
Dried distillers grains	71,204	81,116
Non-food grade corn oil	18,518	15,510
Modified distillers grains	5,326	5,999
Other	402	663
Total	$453,799	$436,488

Ethanol sales increased from approximately $333.2 million in fiscal year 2015 to approximately $358.3 million in fiscal year 2016, primarily a result of an increase of 14.8 million gallons (6.4%) sold during fiscal year 2016. The increase in gallons sold is attributable to the capacity expansion projects we have invested in. Dried distillers grains sales decreased from approximately $81.1 million in fiscal year 2015 to approximately $71.2 million in fiscal year 2016, primarily a result of a $21.53 decline in the price per ton sold. Management believes the decline in the selling price results primarily from the uncertainty regarding Chinese imports of domestic dried distillers grains as the China Ministry of Commerce had announced an anti-dumping and countervailing duty investigation in January 2016 and, in September 2016, imposed an anti-dumping tariff and a countervailing duty on U.S. dried distillers grains exports to China that total approximately 45%. Our non-food grade corn oil sales increased from approximately $15.5 million in fiscal year 2015 to approximately $18.5 million in fiscal year 2016, primarily a result of an increase of 7.9 million pounds (13.4%) sold during fiscal year 2016. Similar to the ethanol increase, the capacity expansion projects we have completed are the primary reason for the increase in pounds sold and is consistent with the increased ethanol production.

Gross profit was approximately $71.0 million in fiscal year 2016, or 15.7% of net sales and revenue compared to approximately $50.8 million in fiscal year 2015 or 11.6% of net sales and revenue. This represents an increase of approximately $20.2 million. The crush spread for fiscal year 2016 was approximately $0.25 per gallon of ethanol sold compared to approximately $0.17 per gallon of ethanol sold during fiscal year 2015. The decline of approximately $9.9 million in sales of dried distillers grains compared to fiscal year 2015 negatively affected gross profit. Management believes this decline results primarily from lower Chinese imports of U.S. produced dried distillers grains and the continued uncertainty regarding such imports. Grain accounted for approximately 77% ($293.8 million) of our cost of sales during fiscal year 2016 compared to approximately 76% ($293.0 million) during fiscal year 2015. Natural gas accounted for approximately 5% ($20.6 million) of our cost of sales during fiscal year 2016 compared to approximately 6% ($22.7 million) during fiscal year 2015. The decrease in natural gas costs are primarily related to relatively mild winter weather conditions and generally large U.S. production volumes of natural gas.

Selling, general and administrative expenses for fiscal year 2016 were approximately $18.2 million (4.0% of net sales and revenue) an increase of approximately $1.2 million or 7.2% from approximately $16.9 million (3.9% of net sales and revenue) for fiscal year 2015.

During fiscal years 2016 and 2015, we recognized income of approximately $6.1 million and $6.0 million, respectively, from our equity investment in Big River. During fiscal year 2015, we recognized income of approximately $2.9 million from our equity investment in Patriot. Effective June 1, 2015, a merger between Patriot and CHS occurred in which our ownership interest in Patriot was sold; thus we ceased recording income from Patriot using the equity method of accounting.

Interest and other income was approximately $0.2 million for fiscal year 2016 consistent with the amount in fiscal year 2015.

Income related to noncontrolling interests was approximately $7.2 million and approximately $6.0 million during fiscal years 2016 and 2015, respectively. These amounts represent the owners’ (other than us) share of the income of NuGen and One Earth.

The provision for income taxes was approximately $18.3 million and $14.7 million during fiscal years 2016 and 2015, respectively. The increase is primarily a result of higher pre-tax income in fiscal year 2016 compared to fiscal year 2015.

Segment profit for fiscal year 2016 was approximately $34.0 million, an increase of approximately $1.2 million from approximately $32.7 million for fiscal year 2015.

Corporate and Other

Selling, general and administrative expenses for fiscal year 2016 were approximately $3.2 million consistent with $2.9 million for fiscal year 2015.

Interest and other income was approximately $0.4 million for fiscal year 2016 consistent with fiscal year 2015.

Gain on disposal of property and equipment was approximately $0.3 million for fiscal year 2016 versus approximately $0.5 million for fiscal year 2015. We sold three real estate properties in each of fiscal years 2016 and 2015.

Loss related to noncontrolling interests was insignificant during fiscal years 2016 and 2015. This amount represents the owners’ (other than us) share of the loss of Future Energy.

Corporate and other expenses exceeded interest and other income and gain on disposal of property and equipment, for fiscal year 2016 by approximately $1.6 million, consistent with the $1.3 million loss for fiscal year 2015.

Liquidity and Capital Resources

Our primary sources of cash have been income from operations and the sale of one of our ethanol investments. Our primary uses of cash have been capital expenditures at our ethanol plants, the acquisition of a refined coal entity and stock repurchases.

Outlook – Our cash balance of approximately $191.0 million includes approximately $115.9 million held by One Earth and NuGen. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. We expect our equity method investee to limit the payment of dividends based upon working capital needs.

We are investigating various uses of our excess cash. We have a stock buyback program, and given our authorization level existing at January 31, 2018, we could repurchase a total of 155,334 shares. On March 20, 2018, our board increased our repurchase authorization level by an additional 500,000 shares. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria.

We expect capital expenditures to be in the range of approximately $6 million to $8 million in fiscal year 2018 for various projects at our consolidated ethanol plants. We expect to fund these capital expenditures with available cash at our ethanol plant subsidiaries.

Operating Activities – Net cash provided by operating activities was approximately $41.0 million for fiscal year 2017 compared to approximately $69.1 million in fiscal year 2016. During fiscal year 2017, operating cash flow was provided by net income of approximately $44.9 million and adjustments of approximately $1.5 million, which consist of depreciation, stock based compensation expense, income from equity method investments, loss on sale of investment and disposal of real estate and property and equipment and the deferred income tax provision. Big River paid dividends to REX of approximately $6.5 million during fiscal year 2017. Accounts receivable increased approximately $1.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $3.6 million, primarily a result of the timing of finished goods shipments to customers. Prepaid expenses and other assets increased approximately $1.2 million, primarily a result of increased payment for refundable real estate taxes. Income taxes refundable increased approximately $5.5 million, primarily as a result of carrying back Section 45 credits to the prior year and claiming a refund of income taxes. Accounts payable decreased approximately $1.7 million, primarily a result of the timing of vendor payments and inventory receipts. Accrued expenses and other liabilities increased approximately $1.2 million, primarily a result of increases in accrued commission payable related to the refined coal acquisition.

Net cash provided by operating activities was approximately $69.1 million for fiscal year 2016. During fiscal year 2016, operating cash flow was provided by net income of approximately $39.5 million and adjustments of approximately $17.2 million, which consist of depreciation and amortization, stock based compensation expense, income from equity method investments, gain on sale of investment and disposal of real estate and property and equipment and the deferred income tax provision. Big River paid dividends to REX of approximately $7.0 million during fiscal year 2016. Accounts receivable increased approximately

$2.5 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Prepaid expenses and other assets increased approximately $1.4 million, primarily a result of increased payment for refundable real estate taxes. Refundable income taxes decreased approximately $4.2 million resulting from our prior year overpayments being used to pay a portion of current year liabilities. Accrued expenses and other liabilities increased approximately $4.9 million, primarily a result of increases in accrued income tax liabilities which varies based upon the timing of estimated tax payments and the liability for uncertain tax positions which varies based on certain state income tax filing methodologies.

Investing Activities – Net cash used in investing activities was approximately $35.9 million during fiscal year 2017 compared to approximately $7.7 million during fiscal year 2016. Capital expenditures in fiscal year 2017 totaled approximately $24.0 million, the majority of which was plant expansion capacity projects at One Earth’s and NuGen’s ethanol plants. During fiscal year 2017, we used cash of approximately $12.0 million for the refined coal acquisition.

Net cash used in investing activities was approximately $7.7 million during fiscal year 2016. Capital expenditures in fiscal year 2016 totaled approximately $14.2 million, the majority of which was plant expansion capacity projects at One Earth’s and NuGen’s ethanol plants. The sale of our equity investment in Patriot provided cash of approximately $4.5 million during fiscal year 2016. Cash of approximately $1.5 million was provided by proceeds from the sale of three real estate properties.

Financing Activities – Net cash used in financing activities was approximately $2.6 million during fiscal year 2017 compared to approximately $8.6 million for fiscal year 2016. During fiscal year 2017, we used cash of approximately $3.5 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. During fiscal year 2017, we received approximately $0.9 million in capital contributions from the minority investor in the refined coal entity. We expect to continue to receive these capital contributions in the future as we expect the minority investor to continue funding its proportionate share of refined coal operating losses.

Net cash used in financing activities was approximately $8.6 million during fiscal year 2016. During fiscal year 2016, we used cash of approximately $3.8 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. During fiscal year 2016, we purchased approximately 95,000 shares of our common stock for approximately $4.7 million in open market transactions.

Based on our forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, non-food grade corn oil and natural gas as well as other assumptions, management believes that cash flow from operating activities together with working capital will be sufficient to meet One Earth’s and NuGen’s respective liquidity needs. However, if a material adverse change in the financial position of One Earth or NuGen should occur, or if actual sales or expenses are substantially different than what has been forecasted, One Earth’s and NuGen’s liquidity, and ability to fund future operating and capital requirements could be negatively impacted.

We expect to fund future operating losses at our refined coal facility with cash at the parent company level. We expect such operating losses to exceed the current year operating loss as the refined coal plant commenced operations during the third quarter of fiscal year 2017.

Including equity method investees, approximately 5.5% of our net assets are restricted pursuant to the terms of various loan agreements as of January 31, 2018. None of our consolidated subsidiaries or the parent company has restricted net assets at January 31, 2018.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are legally obligated to make future cash payments. These agreements include obligations related to purchasing inventory and leasing rail cars. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect, at January 31, 2018 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Other (a)	$32,440	$13,646	$9,632	$5,033	$4,129

(a)	Amounts represent primarily payments due for rail car leases, a natural gas pipeline, grain and other contracts at One Earth and NuGen. We are not able to determine the likely settlement period for uncertain tax positions, accordingly, approximately $2.3 million of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement for forward basis corn purchase contracts which do not contain a determinable fixed price; accordingly, payments for such contracts have been excluded from the table above.

Seasonality and Quarterly Fluctuations

Our business is directly affected by the supply and demand for ethanol. The demand for ethanol typically increases during the spring and summer months from vacation travel and during holiday travel.

Impact of Inflation

The impact of inflation has not been material to our results of operations for the past three fiscal years.

Critical Accounting Policies

We believe the application of the following accounting policies, which are important to our financial position and results of operations, require significant assumptions, judgments and estimates on the part of management. We base our assumptions, judgments, and estimates on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented in accordance with generally accepted accounting principles (GAAP). However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Further, if different assumptions, judgments and estimates had been used, the results could have been different and such differences could be material. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to the Consolidated Financial Statements. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – For ethanol and by-products segment sales, we recognize sales from ethanol, distillers grains and non-food grade corn oil when title transfers to customers, generally upon shipment from our plant or upon loading of the rail car used to transport the products. For refined coal segment sales, we recognize sales from refined coal when title transfers to customers, generally upon the refined coal leaving the plant. Refined coal sales are recorded net of the cost of coal as we purchase the coal feedstock from our customer to which we sell refined coal.

Investments –The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which we are the primary beneficiary. The evaluation of consolidation under Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”) is complex and requires judgments to be made. We consolidate the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” (“ASC 323”) are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. The Company accounts for its investments in Big River and Patriot (through May 31, 2015 – see Note 2 to the Consolidated Financial Statements for a discussion of the sale of the Company’s equity interest in Patriot) using the equity method of accounting and includes the results of these entities on a delayed basis of one month.

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

Inventory – Inventory is recorded at the lower of cost or market. The market value of inventory is often dependent upon fluctuating commodity prices. If these estimates are inaccurate, we may be exposed to market conditions that require an additional reduction in the value of certain inventories affected. We provide for a permanent write down of inventory for inventory items that have a cost greater than net realizable value. There was no significant write down of inventory at January 31, 2018 or 2017. Fluctuations in the write down of inventory generally relate to the levels and composition of such inventory at a given point in time as well as commodity price levels. The assumptions we currently use include our estimates of the selling prices of ethanol, distillers grains and non-food grade corn oil.

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sales contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by us and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal year 2015, we began to carry a portion of our forward grain purchase contracts at fair value. During the years ended January 31, 2018, 2017 and 2016, there were no material settlements of forward contracts that were recorded at fair value.

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

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards. We determined that it is more likely than not that we will be able to generate sufficient taxable income in future years to allow for the full utilization of the other deferred tax assets other than those reserved. In determining the need for a valuation allowance, we have projected that our ethanol plants will generate future taxable income. We are projecting that the future operations of One Earth, NuGen and Big River will be profitable. As we earn federal income tax credits (pursuant to Internal Revenue Code Section 45) based on the amount of refined coal produced and sold, variations in refined coal production and related sales will result in changes in our future effective income tax rate.

New Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2018, One Earth and NuGen combined have purchase commitments for approximately 14.1 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of a majority of the corn by May 2018. One Earth and NuGen have combined sales commitments for approximately 29.4 million gallons of ethanol, 118,000 tons of distillers grains and 12.8 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through March 2018. None of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $34.9 million for the remaining forecasted ethanol sales. Approximately 14% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $8.6 million for the remaining forecasted distillers grains sales. Approximately 16% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.8 million for the remaining forecasted non-food grade corn oil sales. Similarly, approximately 2% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from current pricing would result in an increase in annual cost of goods sold of approximately $33.2 million for the remaining forecasted corn usage. Approximately 11% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from current pricing would result in an increase in annual cost of goods sold of approximately $2.4 million for the remaining forecasted natural gas usage.

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
ASSETS	2018	2017

CURRENT ASSETS:
Cash and cash equivalents	$190,988	$188,576
Restricted cash	354	130
Accounts receivable	12,913	11,901
Inventory	20,755	17,057
Refundable income taxes	6,612	1,070
Prepaid expenses and other	7,412	6,959
Deferred taxes - net	—	824
Total current assets	239,034	226,517
Property and equipment - net	197,827	182,761
Other assets	7,454	6,913
Equity method investments	34,549	37,833
TOTAL ASSETS	$478,864	$454,024

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$8,149	$9,171
Accrued expenses and other current liabilities	13,716	13,348
Total current liabilities	21,865	22,519
LONG TERM LIABILITIES:
Deferred taxes	21,706	41,135
Other long term liabilities	3,367	2,096
Total long term liabilities	25,073	43,231
COMMITMENTS AND CONTINGENCIES EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	146,923	145,767
Retained earnings	547,913	508,207
Treasury stock, 23,287 and 23,292 shares, respectively	(313,643)	(313,838)
Total REX shareholders’ equity	381,492	340,435
Noncontrolling interests	50,434	47,839
Total equity	431,926	388,274
TOTAL LIABILITIES AND EQUITY	$478,864	$454,024

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2018	2017	2016

Net sales and revenue	$452,586	$453,799	$436,488
Cost of sales	408,425	382,760	385,654
Gross profit	44,161	71,039	50,834
Selling, general and administrative expenses	(24,060)	(21,388)	(19,813)
Equity in income of unconsolidated affiliates	3,232	6,144	8,984
(Loss) gain on sale of investment	(13)	192	10,385
Interest and other income	2,265	596	625
(Loss) gain on disposal of real estate and property and equipment, net	(192)	328	503
Income before income taxes	25,393	56,911	51,518
Benefit (provision) for income taxes	19,519	(17,393)	(14,108)
Net income	44,912	39,518	37,410
Net income attributable to noncontrolling interests	(5,206)	(7,185)	(5,974)
Net income attributable to REX common shareholders	$39,706	$32,333	$31,436

Weighted average shares outstanding – basic	6,596	6,587	7,297

Basic net income per share attributable to REX common shareholders	$6.02	$4.91	$4.31

Weighted average shares outstanding – diluted	6,596	6,587	7,307

Diluted net income per share attributable to REX common shareholders	$6.02	$4.91	$4.30

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2018, 2017 AND 2016

(Amounts in Thousands)

	REX Shareholders
	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at January 31, 2015	29,853	$299	21,954	$(239,557)	$144,791	$444,438	$42,993	$392,964

Net income						31,436	5,974	37,410

Treasury stock acquired			1,254	(70,208)				(70,208)

Noncontrolling interests distribution and other							(4,471)	(4,471)

Issuance of equity awards, stock based compensation expense and related tax effects	—	—	(4)	11	53	—	—	64

Balance at January 31, 2016	29,853	299	23,204	(309,754)	144,844	475,874	44,496	355,759

Net income						32,333	7,185	39,518

Treasury stock acquired			88	(4,353)				(4,353)

Noncontrolling interests distribution and other							(3,842)	(3,842)

Stock based compensation expense	—	—	—	269	923	—	—	1,192

Balance at January 31, 2017	29,853	299	23,292	(313,838)	145,767	508,207	47,839	388,274

Net income						39,706	5,206	44,912

Capital contributions							918	918

Noncontrolling interests distribution and other							(3,529)	(3,529)

Issuance of equity awards and stock based compensation expense	—	—	(5)	195	1,156	—	—	1,351

Balance at January 31, 2018	29,853	$299	23,287	$(313,643)	$146,923	$547,913	$50,434	$431,926

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,912	$39,518	$37,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,462	19,519	18,639
Impairment charges on real estate	—	—	125
Stock based compensation expense	1,641	1,314	64
Income from equity method investments	(3,232)	(6,144)	(8,984)
Dividends received from equity method investments	6,516	7,018	11,151
Loss (gain) on sale of investment	13	(192)	(10,385)
Loss (gain) on disposal of real estate and property and equipment	192	(328)	(503)
Deferred income tax	(18,605)	3,043	(4,196)
Changes in assets and liabilities:
Accounts receivable	(1,089)	(2,535)	(496)
Inventory	(3,649)	121	884
Prepaid expenses and other assets	(1,170)	(1,357)	(1,135)
Income taxes refundable	(5,542)	4,184	(2,235)
Accounts payable-trade	(1,705)	36	387
Accrued expenses and other liabilities	1,225	4,912	(536)
Net cash provided by operating activities	40,969	69,109	40,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,017)	(14,208)	(15,495)
Acquisition of business, net of cash acquired	(12,049)	—	—
Proceeds from sale of investment	64	4,492	45,476
Proceeds from sale of real estate and property and equipment	104	1,511	2,001
Restricted cash	(224)	(76)	(54)
Repayment of note receivable	26	24	23
Restricted investments and deposits	150	510	250
Net cash (used in) provided by investing activities	(35,946)	(7,747)	32,201
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to noncontrolling interests holders	(3,529)	(3,842)	(4,471)
Capital contributions from minority investor	918	—	—
Treasury stock acquired	—	(4,709)	(69,852)
Net cash used in financing activities	(2,611)	(8,551)	(74,323)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,412	52,811	(1,932)
CASH AND CASH EQUIVALENTS-Beginning of year	188,576	135,765	137,697
CASH AND CASH EQUIVALENTS-End of year	$190,988	$188,576	$135,765
Non cash financing activities-Accrued common stock repurchase	$—	$—	$356
Non cash financing activities-Equity awards issued	$1,195	$1,095	$—
Non cash financing activities-Equity awards accrued	$1,485	$1,217	$—
Non cash investing activities-Accrued capital expenditures	$1,149	$342	$1,063

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2018, the Company owns interests in five entities – four are consolidated and one is accounted for using the equity method of accounting.

Fiscal Year – All references in these consolidated financial statements to a particular fiscal year are to the Company’s fiscal year ended January 31. For example, “fiscal year 2017” means the period February 1, 2017 to January 31, 2018. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Segments – In fiscal year 2017, the Company began reporting the results of its refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility (see Note 3). Prior to the acquisition, the Company had one reportable segment, ethanol. Beginning with the third quarter of fiscal year 2017, the Company has two reportable segments: i) ethanol and by-products and ii) refined coal. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests. Within the refined coal segment, the Company has a majority equity interest in one refined coal limited liability company.

In applying the criteria set forth in ASC 280, the Company determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plants are aggregated into one reporting segment.

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

Concentrations of Risk – The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents. Six (fiscal year 2017), five (fiscal year 2016) and four (fiscal year 2015) customers accounted for approximately 87%, 83% and 75% of the Company’s net sales and revenue during fiscal years 2017, 2016 and 2015, respectively. At January 31, 2018 and 2017, these customers represented approximately 89% and 88%, respectively, of the Company’s accounts receivable balance.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no significant write-down of inventory during fiscal years 2017, 2016 or 2015. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory at January 31, 2018, and January 31, 2017 are as follows (amounts in thousands):

	January 31,
	2018	2017

Ethanol and other finished goods	$8,402	$5,262
Work in process	2,824	2,359
Grain and other raw materials	9,529	9,436

Total	$20,755	$17,057

Property and Equipment – Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment. The components of property and equipment at January 31, 2018 and 2017 are as follows (amounts in thousands):

	January 31,
	2018	2017

Land and improvements	$21,074	$20,951
Buildings and improvements	23,272	23,203
Machinery, equipment and fixtures	288,832	255,348
Construction in progress	3,155	1,046

	336,333	300,548
Less: accumulated depreciation	(138,506)	(117,787)

Total	$197,827	$182,761

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. The Company recorded no impairment charges in fiscal years 2017 and 2016. The Company recorded impairment charges of $125,000 (related to the Company’s former retail operations) in fiscal year 2015, all of which is included in cost of sales in the Consolidated Statement of Operations. This impairment charge is primarily related to unfavorable changes in real estate conditions in local markets. Impairment charges result from the Company’s management performing cash flow analysis and represent management’s estimate of the excess of net book value over fair value.

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

Depreciation expense was approximately $21,462,000, $19,519,000 and $18,638,000 in fiscal years 2017, 2016 and 2015, respectively.

Investments – The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company consolidates the results of two majority owned subsidiaries, One Earth and NuGen. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. NuGen has the same fiscal year as the parent, and therefore, there is no lag in reporting the results of NuGen. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Any unallocated excess is treated as goodwill and is recorded as a component of the carrying value of the equity method investee. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investments in Big River and Patriot (through May 31, 2015 – see Note 2 for a discussion of the sale of the Company’s equity interest in Patriot) using the equity method of accounting and includes the results of these entities on a delayed basis of one month as they have a fiscal year end of December 31.

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

Revenue Recognition – For ethanol and by-products segment sales, the Company recognizes sales from the production of ethanol, distillers grains and non-food grade corn oil when title transfers to customers, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. For refined coal segment sales, the Company recognizes sales from the production of refined coal when title transfers to its customer, generally upon the coal leaving the refined coal plant. Refined coal sales are recorded net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold (after processing).

Cost of Sales – Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management, certain compensation costs and general facility overhead charges.

Selling, General and Administrative Expenses – The Company includes non-production related costs such as professional fees, selling charges and certain payroll in selling, general and administrative expenses.

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During the years ended January 31, 2018, 2017 and 2016 there were no material settlements of forward contracts that were recorded at fair value. At January 31, 2018, the company recorded an asset of $0.1 million associated with contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815. At January 31, 2017, the Company recorded an asset and a liability of $0.2 million and $0.1 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815.

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

Stock Compensation – The Company has a stock-based compensation plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity and liability awards in its consolidated financial statements over the requisite service period on a straight-line basis. See Note 12 for a further discussion of restricted stock.

Income Taxes – The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s annual effective tax rate includes the impact of its refined coal operation and the expected federal income tax credits to be earned in fiscal year 2017 beginning on the date of the refined coal acquisition (see Note 3). In addition, for fiscal year 2017, the Company’s annual effective tax rate includes a benefit related to remeasuring deferred tax liabilities at a federal income tax rate of 21% compared to 35% in historical periods, a result of the Tax Act, which reduced the federal income tax rate on corporations from 35% to 21%.

Comprehensive Income – The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

New Accounting Pronouncements – In March 2016, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This standard simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based compensation. The Company adopted this standard February 1, 2017. The adoption of ASU 2016-09 did not impact the Company’s consolidated financial statements and related disclosures.

Effective February 1, 2017, the Company adopted the amended guidance in ASC Topic 330, “Inventory: Simplifying the Measurement of Inventory”, which requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price (in the ordinary course of business), less reasonable estimable costs of completion, disposal and transportation. The amended guidance was applied prospectively.

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

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. This standard provides guidance on eight specific cash flow issues. The cash flow issues covered by this ASU are: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle for distributions received from equity method investees in the Statement of Cash Flows. The Company prospectively adopted this standard effective February 1, 2018. The adoption of ASU 2016-15 did not affect the consolidated financial statements and related disclosures.

The Company will be required to adopt the amended guidance in ASC Topic 606 “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The FASB has deferred the required adoption of the amended guidance by one year, from February 1, 2017 to February 1, 2018. Early application beginning February 1, 2017 is permitted. The Company has substantially completed its evaluation of adopting this guidance and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements with respect to the measurement and recognition of revenue. The Company expects to adopt this guidance using the modified prospective method. The Company expects disclosures regarding revenue from contracts with customers to expand as a result of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard requires that virtually all leases will be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company will be required to adopt this standard effective February 1, 2019. The Company has not completed its analysis of adopting this guidance but it does expect the adoption of this guidance to have a material impact on its Consolidated Balance Sheet related to the right-of-use asset and lease obligation liability to be recognized upon adoption of this guidance. The related leases are currently accounted for as operating leases (see Note 8).

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash”. This standard requires that the statements of cash flows explain the changes in the combined total of restricted and unrestricted cash balances. Amounts generally described as restricted cash will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statements of cash flows. The Company will be required to adopt this standard effective February 1, 2018. Upon adoption, the Company will include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the Consolidated Statement of Cash Flows.

2.	INVESTMENTS

The Company’s equity method investment in Big River is accounted for under ASC 323. The following table summarizes the investment at January 31, 2018 and 2017 (amounts in thousands):

	January 31, 2018	January 31, 2017

Carrying amount	$34,549	$37,833

Ownership percentage	10.3%	9.7%

The Company invested $20.0 million in Big River which is a holding company for several entities. Big River Resources West Burlington, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in West Burlington, Iowa. During fiscal year 2017, the plant shipped 108 million gallons of ethanol. The plant has been in operation since 2004. Big River Resources Galva, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in Galva, Illinois. During fiscal year 2017, the plant shipped 126 million gallons of ethanol. The plant has been in operation since 2009. Big River Resources United Energy, LLC, a 55.3% owned subsidiary of Big River, operates an ethanol manufacturing plant in Dyersville, Iowa. During fiscal year 2017, the plant shipped 130 million gallons of ethanol. Big River acquired a 50.5% ownership interest in this plant in 2009 and increased its ownership to 55.3% during fiscal year 2015. Big River Resources Boyceville, LLC, a wholly owned subsidiary of Big River, operates an ethanol manufacturing plant in Boyceville, Wisconsin. During fiscal year 2017, the plant shipped 57 million gallons of ethanol. Big River acquired its interest in this plant in 2011. The Company recorded income of approximately $3.2 million, $6.1 million and $6.0 million as its share of earnings from Big River during fiscal years 2017, 2016 and 2015, respectively. The Company received dividends of approximately $6.5 million, $7.0 million and $7.5 million from Big River during fiscal years 2017, 2016 and 2015, respectively. At January 31, 2018, the carrying value of the investment in Big River is approximately $34.5 million; the amount of underlying equity in the net assets of Big River is approximately $32.2 million.

On June 1, 2015, Patriot Holdings, LLC (“Patriot”) and a subsidiary of CHS Inc. (“CHS”) completed a merger that resulted in CHS acquiring 100% of the ownership interest in Patriot. The Company received a cash payment of approximately $45.5 million at the closing, representing its proportionate share of the merger consideration for its 27% ownership interest. The total merger consideration was approximately $196 million in cash subject to certain adjustments and certain escrow holdbacks. In connection with this transaction, the Company recognized a gain of approximately $10.4 million during fiscal year 2015 (included in the ethanol and by-products segment). During fiscal year 2016, the Company received proceeds of approximately $4.5 million as partial payment for certain escrow holdbacks and adjustments to the purchase price. As a result, the Company recognized approximately $0.2 million as gain on sale of investment during the first quarter of fiscal year 2016. The Company does not expect any further proceeds or gain/loss on sale of investment to be significant.

The Company recorded income of approximately $2.9 million as its share of earnings from Patriot during fiscal years 2015. The Company received dividends of approximately $3.6 million from Patriot during fiscal year 2015.

Summarized financial information for the Company’s equity method investee as of its fiscal year end is presented in the following table (amounts in thousands):

Big River	December 31, 2017	December 31, 2016

Current assets	$149,436	$175,299
Non current assets	261,443	311,450
Total assets	$410,879	$486,749
Current liabilities	$49,130	$50,798
Long-term liabilities	10,599	—
Total liabilities	$59,729	$50,798
Noncontrolling interests	$38,412	$52,336

Summarized financial information for each of the Company’s equity method investees is presented in the following table for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
Big River	2017	2016

Net sales and revenue	$817,112	$851,434
Gross profit	$60,259	$88,841
Income from continuing operations	$32,243	$63,292
Net income	$32,243	$63,292

Year Ended December 31, 2015

	Patriot (1)	Big River

Net sales and revenue	$115,614	$863,554
Gross profit	$14,424	$85,451
Income from continuing operations	$11,100	$62,193
Net income	$11,100	$62,193

(1)	For Patriot, results are for the five month period ended May 31, 2015 as the Company’s equity interest in Patriot was sold June 1, 2015.

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2018 are approximately $202.6 million. At January 31, 2018, the Company’s proportionate share of restricted net assets of Big River is approximately $20.9 million.

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

The results of the Company’s refined coal operations (approximately $0.4 million of net sales and revenue and approximately $5.6 million of net income attributable to REX common shareholders, including the income tax benefit of estimated Section 45 credits to be earned) have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s refined coal segment. Pro forma net sales and revenue and net income attributable to REX common shareholders, had the acquisition occurred on February 1, 2016 would have been $453.8 million and $29.2 million, respectively for the year ended January 31, 2017. Basic and diluted earnings per share would have been $4.43 for the year ended January 31, 2017. Pro forma net sales and revenue and net income attributable to REX common shareholders, had the acquisition occurred on February 1, 2016 would have been $452.6 million and $40.4 million, respectively for the year ended January 31, 2018. Basic and diluted earnings per share would have been $6.12 for the year ended January 31, 2018.

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

Transaction costs totaled approximately $2.5 million during fiscal year 2017 and are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

4.	FAIR VALUE

The Company applies ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2018 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Forward purchase contracts asset (4)	$—	$72	$—	$72
Investment in cooperative (1)	—	—	333	333
Total assets	$—	$72	$333	$405

Commodity futures (5)	$—	$87	$—	$87
Forward purchase contracts liability (2)	—	34	—	34
Total liabilities	$—	$121	$—	$121
56

Financial assets and liabilities measured at fair value at January 31, 2017 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Commodity futures (3)	$—	$45	$—	$45
Forward purchase contracts asset (4)	—	163	—	163
Investment in cooperative (1)	—	—	333	333
Total assets	$—	$208	$333	$541

Forward purchase contracts liability (2)	$—	$136	$—	$136

(1)	The investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

(2)	The forward purchase contract liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

(3)	The commodity futures asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(4)	The forward purchase contract asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(5)	The commodity futures liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

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

There were no assets measured at fair value at January 31, 2018 and 2017 on a non-recurring basis. As discussed in Note 3, the Company estimated the fair values of refined coal assets acquired using the income approach. This estimated fair value is a level 3 measurement.

5.	OTHER ASSETS

The components of other noncurrent assets at January 31, 2018 and 2017 are as follows (amounts in thousands):

	January 31,
	2018	2017

Real estate taxes refundable	$6,719	$5,923
Deposits	5	155
Other	730	835

Total	$7,454	$6,913

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with vendors and governmental authorities.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities at January 31, 2018 and 2017 are as follows (amounts in thousands):

	January 31,
	2018	2017

Accrued payroll and related items	$5,108	$4,279
Accrued utility charges	2,639	2,414
Accrued real estate taxes	2,678	2,716
Accrued income taxes	61	2,120
Other	3,230	1,819

Total	$13,716	$13,348

7.	NET INCOME PER SHARE

The Company reports net income per share in accordance with ASC 260, “Earnings per Share”. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and dilutive common share equivalents during the year. Common share equivalents include the number of shares issuable upon the exercise of restricted stock awards, less the shares that could be purchased under the treasury stock method.

The following table reconciles the basic and diluted net income per share computations for fiscal year 2015 (amounts in thousands, except per-share amounts):

	2015

	Income	Shares	Per Share

Basic net income per share attributable to REX common shareholders	$31,436	7,297	$4.31
Effect of restricted stock		10
Diluted net income per share attributable to REX common shareholders	$31,436	7,307	$4.30

8.	LEASES

At January 31, 2018, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. As of January 31, 2018, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended	Minimum
January 31,	Rentals

2019	7,209
2020	5,700
2021	3,931
2022	3,299
2023	1,734
Thereafter	4,130
$26,003

9.	COMMON STOCK

During fiscal year 2017, the Company did not purchase any of its common stock. During fiscal years 2016 and 2015, the Company purchased 87,904 shares and 1,254,344 shares, respectively, of its common stock for approximately $4,353,000 and $70,208,000, respectively. At January 31, 2018, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 155,334 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,
	2018	2017
Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	6,566	6,561
59

10.	REVOLVING LINES OF CREDIT

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that matured April 1, 2017. During the second quarter of fiscal year 2017, One Earth and NuGen renewed the revolving loan facilities, which now mature June 1, 2018. Any borrowings will be secured by the inventory and accounts receivable of One Earth or NuGen, specific to which entity borrows money under these facilities. These revolving loan facilities are recourse only to One Earth and NuGen, respectively, and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 225 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the years ended January 31, 2018 or 2017.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at January 31,		Fair Value at January 31,
	2018	2017	2018	2017

Commodity futures (1)	$—	$45	$87	$—
Forward purchase contracts (2)	$72	$163	$34	$136

(1)	Commodity futures liabilities are included in accrued expenses and other current liabilities. Commodity futures assets are included in prepaid expense and other. These contracts are short/sell positions for approximately 2.5 million bushels of corn and approximately 2.8 million gallons of ethanol and long/buy positions for approximately 2.8 million gallons of ethanol at January 31, 2018. These contracts are short/sell positions for approximately 0.7 million bushels of corn at January 31, 2017.

(2)	Forward purchase contracts assets are included in prepaid expenses and other while forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 11.7 million bushels of corn at January 31, 2018 and 5.3 million bushels of corn at January 31, 2017.

As of January 31, 2018 and 2017, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions owed or owing with the same counterparty. As of January 31, 2018 and 2017, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of January 31, 2018, the Company was required to maintain collateral with the counterparty in the amount of approximately $354,000 to secure the Company’s derivative liability position. See Note 4 which contains fair value information related to derivative financial instruments.

The Company recognized gains (included in cost of sales) on derivative financial instruments of approximately $1,317,000, $2,131,000 and $382,000 in fiscal years 2017, 2016 and 2015, respectively.

12.	EMPLOYEE BENEFITS

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At January 31, 2018, 511,174 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the market price of REX common stock on the date of the grant. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock.

At January 31, 2018 and 2017, unrecognized compensation cost related to nonvested restricted stock was approximately $233,000 and $214,000, respectively. The following table summarizes non-vested restricted stock award activity for the fiscal years 2017, 2016 and 2015:

	2017
		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)
Non-Vested at January 31, 2017	23,350	$1,386	2
Granted	14,156	1,370
Forfeited	—	—
Vested	8,091	481

Non-Vested at January 31, 2018	29,415	$2,275	2

	2016
		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2016	3,168	$200	2
Granted	21,502	1,269
Forfeited	—	—
Vested	1,320	83

Non-Vested at January 31, 2017	23,350	$1,386	2

	2015
		Weighted	Weighted
		Average Grant	Remaining Vesting
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2015	—	$—
Granted	3,168	200
Forfeited	—	—
Vested	—	—

Non-Vested at January 31, 2016	3,168	$200	2

The above tables include 24,711 and 18,541 non-vested shares at January 31, 2018 and 2017, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

13.	COMMITMENTS

One Earth and NuGen have combined forward purchase contracts for approximately 14.1 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of a majority of the corn through May 2018.

One Earth and NuGen have combined sales commitments for approximately 29.4 million gallons of ethanol, 118,000 tons of distillers grains and 12.8 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and corn oil through March 2018.

One Earth has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is paid over 120 equal monthly installments of $36,500. Payments began in February 2009. An additional lease for a term of 15 years will be effective February 1, 2019 and will require monthly payments of $29,250. One Earth paid approximately $438,000 pursuant to the lease in each of fiscal years 2017, 2016 and 2015.

One Earth and NuGen have entered into agreements with unrelated parties for the lease of railcars used to ship ethanol and distillers grains. These leases expire on various dates through February 1, 2024. One Earth and NuGen pay a monthly lease amount per railcar. One Earth and NuGen incurred combined expenses of approximately $8,600,000, $8,515,000 and $7,221,000 pursuant to the leases in fiscal years 2017, 2016 and 2015, respectively.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketer”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One Earth and NuGen to pay a fee per ton of distillers grains for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen incurred fees of approximately $1,354,000, $1,194,000 and $1,169,000 in fiscal years 2017, 2016 and 2015, respectively, for these marketing services.

One Earth has a grain origination agreement with a minority equity owner, under which it purchased 100% of its grain during fiscal years 2017, 2016 and 2015. One Earth pays a certain amount per bushel for procurement fees. The agreement expires October 31, 2018, and renews automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 180 days prior to the expiration of the then current term of the agreement.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $5.5 million in fiscal year 2017.

14.	INCOME TAXES

The (benefit) provision for income taxes for fiscal years 2017, 2016 and 2015 consists of the following (amounts in thousands):

	2017	2016	2015

Federal:
Current	$(2,094)	$12,197	$15,804
Deferred	(19,528)	3,568	(2,867)

	(21,622)	15,765	12,937

State and Local:
Current	1,180	2,153	2,651
Deferred	923	(525)	(1,480)

	2,103	1,628	1,171

(Benefit) provision for income taxes	$(19,519)	$17,393	$14,108

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of January 31, 2018 and 2017 (amounts in thousands):

	January 31,
	2018	2017

Assets:
Section 45 credit carryforward	$3,897	$—
Accrued liabilities	687	539
State net operating loss carryforward	241	412
Other items	576	513
Valuation allowance	(241)	(417)

Total	5,160	1,047
Liabilities:
Basis in pass through entities, including depreciation	(26,717)	(41,080)
Other	(149)	(278)

Total	(26,866)	(41,358)
Net deferred tax liability	$(21,706)	$(40,311)

The Company has a valuation allowance of approximately $241,000 and $417,000 at January 31, 2018 and 2017, respectively. The Company decreased the valuation allowance by $176,000, $734,000 and $601,000 in fiscal years 2017, 2016 and 2015, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits and federal capital loss carryforwards.

The Tax Act signed into law on December 22, 2017, reduced the federal corporate income tax rate to 21% effective January 1, 2018. The Tax Act also makes numerous other changes to the U.S. tax code, including, but not limited to, permitting full expensing of qualified property acquired after September 27, 2017, and expanding prior limitations on the deductibility of certain executive compensation.

The SEC issued Staff Account bulleting 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. In recognition of the inherent complexities associated with accounting for the effects of the Tax Act, SAB 118 provides a measurement period of up to one year from enactment of the Tax Act for companies to complete the accounting for the tax effects of the Tax Act. Although the accounting for the tax effects of the Tax Act are not yet complete, at January 31, 2018 the Company made a preliminary estimate of the effect of the tax rate reducing on the existing deferred tax balances and recorded a tax benefit of approximately $14,362,000 to remeasure the deferred tax liability at the new 21% rate. The Company will continue to refine the calculation as additional analysis is completed; including a final determination of the deferred tax balances at January 31, 2018 after the federal income tax return is filed, and as further guidance is provided by the Internal Revenue Service.

Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company paid income taxes of approximately $6,920,000, $7,090,000 and $20,253,000 in fiscal years 2017, 2016 and 2015, respectively. The Company received refunds of income taxes of approximately $476,000, $150,000 and $132,000 in fiscal years 2017, 2016 and 2015, respectively.

The effective income tax rate on consolidated pre-tax income or loss differs from the federal income tax statutory rate for fiscal years 2017, 2016 and 2015 as follows:

	2017	2016	2015

Federal income tax at statutory rate	33.8%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.2	2.3	(1.3)
Section 45 production tax credits	(45.4)	—	—
Tax Cuts and Jobs Act	(56.6)	—	—
Net change in valuation allowance	—	—	(1.2)
Domestic production activities deduction	(5.9)	(2.9)	(1.7)
Uncertain tax positions	1.4	0.8	1.0
Noncontrolling interest	(7.6)	(4.6)	(4.4)
Other	0.2	—	—

Total	(76.9)%	30.6%	27.4%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2013 and prior.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2018, total unrecognized tax benefits were approximately $1,963,000, and accrued penalties and interest were approximately $362,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $1,518,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Years Ended
	January 31,
	2018	2017

Unrecognized tax benefits, beginning of year	$2,096	$987
Changes for tax positions for prior years	269	1,109
Changes for tax positions for current year	(40)	—

Unrecognized tax benefits, end of year	$2,325	$2,096

15.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2018 or 2017 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

16.	SEGMENT REPORTING

In the third quarter of fiscal year 2017, the Company began reporting the results of its refined coal operations as a new segment as a result of the refined coal acquisition (see Note 3). The Company has two segments: ethanol and by-products and refined coal. Historical amounts have been reclassified to conform to the current year segment reporting presentation. The Company evaluates the performance of each reportable segment based on net income attributable to REX common shareholders. The following tables summarize segment and other results and assets (amounts in thousands):

	Fiscal Year
	2017	2016	2015

Net sales and revenue:

Ethanol and by-products	$452,153	$453,799	$436,488
Refined coal [1]	433	—	—
Total net sales and revenue	$452,586	$453,799	$436,488

Segment gross profit (loss):

Ethanol and by-products	$51,509	$71,039	$50,834
Refined coal	(7,348)	—	—
Total gross profit	$44,161	$71,039	$50,834

Income (loss) before income taxes:

Ethanol and by-products	$38,352	$59,447	$53,469
Refined coal	(10,021)	—	—
Corporate and other	(2,938)	(2,536)	(1,951)
Total income (loss) before income taxes	$25,393	$56,911	$51,518

Benefit (provision) for income taxes:

Ethanol and by-products	$3,245	$(18,259)	$(14,690)
Refined coal	15,168	—	—
Corporate and other	1,106	866	582
Total benefit (provision) for income taxes	$19,519	$(17,393)	$(14,108)

Segment profit (loss):

Ethanol and by-products	$35,880	$33,950	$32,734
Refined coal	5,628	—	—
Corporate and other	(1,802)	(1,617)	(1,298)
Net income attributable to REX common shareholders	$39,706	$32,333	$31,436

1 Sales in the refined coal segment are recorded net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

	Fiscal Year
	2017	2016	2015

Sales of products, ethanol and by-products segment:

Ethanol	$359,239	$358,349	$333,200
Dried distillers grains	63,120	71,204	81,116
Non-food grade corn oil	21,195	18,518	15,510
Modified distillers grains	8,525	5,326	5,999
Other	74	402	663
Total sales	$452,153	$453,799	$436,488

Sales of products, refined coal segment:

Refined coal	$433	$—	$—

Interest income:

Ethanol and by-products	$878	$212	$176
Refined coal	—	—	—
Corporate and other	678	222	205
Total interest income	$1,556	$434	$381

Depreciation expense:

Ethanol and by-products	$20,037	$19,464	$18,559
Refined coal	1,385	—	—
Corporate and other	40	55	79
Total depreciation expense	$21,462	$19,519	$18,638

Equity in income of unconsolidated affiliates:

Ethanol and by-products	$3,232	$6,144	$8,984
Refined coal	—	—	—
Corporate and other	—	—	—
Total equity in income of unconsolidated affiliates	$3,232	$6,144	$8,984

(Loss) gain on sale of investment:

Ethanol and by-products	$(13)	$192	$10,385
Refined coal	—	—	—
Corporate and other	—	—	—
Total gain on sale of investment	$(13)	$192	$10,385
68

	January 31,
Assets:	2018	2017	2016

Ethanol and by-products	$384,997	$371,464	$348,779
Refined coal	12,165	—	—
Corporate and other	81,702	82,560	65,906
Total assets	$478,864	$454,024	$414,685

Additions to other long lived assets:

Ethanol and by-products	$796	$832	$696
Refined coal	—	—	—
Corporate and other	—	—	—
Total additions to other long lived assets	$796	$832	$696

Additions to property and equipment:

Ethanol and by-products	$24,017	$14,208	$15,495
Refined coal	—	—	—
Corporate and other	—	—	—
Total additions to property and equipment	$24,017	$14,208	$15,495

All of the Company’s ethanol and distillers grains are sold in the domestic market. The Company’s marketers make all decisions with regard to where products they purchase from the Company are distributed.

17.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit, net income and net income per share (basic and diluted) for each quarter during the last two fiscal years. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018

Net sales and revenue	$113,143	$108,744	$121,164	$109,535
Gross profit	12,489	10,781	14,867	6,024
Net income	5,612	4,171	14,994	20,135
Net income attributable to REX common shareholders	4,544	2,941	13,168	19,053
Basic and diluted net income per share attributable to REX common shareholders (a)	$0.69	$0.45	$2.00	$2.89

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2016	2016	2016	2017

Net sales and revenue	$100,222	$115,707	$116,283	$121,587
Gross profit	8,422	17,284	20,162	25,171
Net income	3,466	9,029	11,474	15,549
Net income attributable to REX common shareholders	2,838	8,176	8,938	12,381
Basic and diluted net income per share attributable to REX common shareholders	$0.43	$1.24	$1.36	$1.88

a)	The total of the quarterly net income per share amounts do not equal the annual net income per share amounts due to the impact of varying amounts of shares outstanding during the year.

18.	RELATED PARTIES

During fiscal years 2017, 2016 and 2015, One Earth and NuGen purchased approximately $154.5 million, $148.5 million and $148.2 million, respectively, of corn from minority equity investors. The Company had amounts payable to related parties for corn purchases of approximately $0.9 million and $1.7 million at January 31, 2018 and 2017, respectively.

During fiscal year 2017, the Company recognized commission expense of approximately $1.8 million, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal acquisition. The Company had accrued liabilities related to the commission expense of approximately $1.5 million at January 31, 2018.

During fiscal year 2017, the Company received approximately $0.9 million in capital contributions from the minority investor in the refined coal entity.

19.	SUBSEQUENT EVENT

On March 20, 2018, the Company’s Board of Directors increased its share repurchase authorization by an additional 500,000 shares.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP

Cincinnati, Ohio

March 29, 2018

We have served as the Company’s auditor since 2002.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2018, 2017 AND 2016

(Amounts in thousands)

		Additions	Deductions
	Balance	Charged to	Charges for	Balance
	Beginning	Cost and	Which Reserves	End
	of Year	Expenses	Were Created	of Year

2018:
Deferred tax valuation allowance	$417	$—	$176	$241

2017:
Deferred tax valuation allowance	$1,151	$—	$734	$417

2016:
Deferred tax valuation allowance	$1,752	$—	$601	$1,151

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
73

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2018 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2018 based on those criteria. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal controls over financial reporting of the refined coal entity acquired on August 10, 2017, which is included in the consolidated financial statements of the Company for the year ended January 31, 2018. The refined coal entity accounts for 3% of total assets and 0.1% of net sales and revenue of the consolidated financial statement amounts as of and for the year ended January 31, 2018.

The effectiveness of our internal control over financial reporting as of January 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ZAFAR RIZVI	Chief Executive Officer and President
Zafar Rizvi	(principal executive officer)	March 29, 2018

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	March 29, 2018
74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2018, of the Company and our report dated March 29, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the refined coal entity, which was acquired on August 10, 2017 and whose financial statements constitute 3% of total assets and 0.1% of net sales and revenue of the consolidated financial statement amounts as of and for the year ended January 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at the refined coal entity.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 29, 2018

Item 9B. Other Information

On March 27, 2018, Rex Radio and Television Inc., a wholly-owned subsidiary of the Company, entered into a Second Amendment to Employment Agreement with each of Stuart A. Rose, Executive Chairman of the Board of the Company, Zafar Rizvi, Chief Executive Officer and President of the Company, and Douglas Bruggeman, Vice President – Finance, Chief Financial Officer and Treasurer of the Company. The amendments modify the bonus provisions of the employment agreements with each of these executives, effective February 1, 2018.

Each amendment provides that, for fiscal years after the effective date, each of the executives will receive an annual bonus equal to a percentage (2.2% for Mr. Rose, 3% for Mr. Rizvi and 1.5% for Mr. Bruggeman) of an amount equal to 133% of the Company’s net income attributable to the Company’s common shareholders (after tax), plus incentive and stock compensation expense, less a one-time cumulative adjustment subsequent to February 1, 2018 of $22 million (carried forward, to the extent not fully applied). The annual bonuses will be paid two-thirds in cash at the time they are calculated and one-third in restricted stock with a value based on the closing price of the Company’s common stock as of June 15 of the year in which the bonus is paid. The restricted stock will vest in three equal installments on the first three annual anniversaries of the grant.

The foregoing summary of the amendments to the employment agreements with Messrs. Rose, Rizvi and Bruggeman is qualified in its entirety by reference to the full text of the amendments, copies of which are attached to this Form 10-K as Exhibits 10(k), 10(l) and 10(m).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 6, 2018, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 6, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 6, 2018 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 6, 2018 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 6, 2018 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2018 and 2017

Consolidated Statements of Operations for the years ended January 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended January 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2018, 2017 and 2016

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

(a)(3) Exhibits

See Exhibit Index at page 80 of this report.

Management contracts and compensatory plans and arrangements filed as exhibits to this report are identified by an asterisk in the exhibit index.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX AMERICAN RESOURCES CORPORATION

By: ZAFAR RIZVI
Zafar Rizvi
Chief Executive Officer and President

Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

STUART A. ROSE
Stuart A. Rose	Executive Chairman of the Board	March 29, 2018

ZAFAR RIZVI	Chief Executive Officer, President
Zafar Rizvi	and Director (principal executive officer)	March 29, 2018

DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer (principal financial and accounting officer)	March 29, 2018

LAWRENCE TOMCHIN
Lawrence Tomchin	Director	March 29, 2018

EDWARD M. KRESS
Edward M. Kress	Director	March 29, 2018

CHARLES A. ELCAN
Charles A. Elcan	Director	March 29, 2018

DAVID S. HARRIS
David S. Harris	Director	March 29, 2018

MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	March 29, 2018

LEE FISHER
Lee Fisher	Director	March 29, 2018
79

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

(10)	Material contracts:

10(a)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(b)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(c)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(d)*	Subscription Agreement dated December 1, 1989 from Stuart Rose to purchase 300,000 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.5 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(e)*	Subscription Agreement dated December 1, 1989 from Lawrence Tomchin to purchase 140,308 shares of registrant’s Common Stock (incorporated by reference to Exhibit 6.6 to Form 10-Q for quarter ended October 31, 1989, File No. 0-13283)

10(f)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(g)*	Form of Restricted Stock Award Agreement under 2015 Incentive Plan (incorporated by reference to Exhibit 10(e) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(h)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

10(i)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

10(j)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

10(k)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose ................................….

10(l)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi……………………….…….

10(m)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman …..……………

(21)	Subsidiaries of the registrant:

21	Subsidiaries of registrant__________________________________________________

(23)	Consents of experts and counsel:

	23	Consent of Deloitte & Touche LLP to use its reports dated March 29, 2018 included in this annual report on Form 10-K into registrant’s Registration Statement on Form S-8 (Registration No. 333-205419)_______________

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications__________________________________________________

(32)	Section 1350 Certifications:

	32	Certifications__________________________________________________

(101)	Interactive Data File:

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not filed herewith may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 7720 Paragon Road, Dayton, Ohio 45459.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

