Form 10-Q
period 2018-04-30
REX AMERICAN RESOURCES Corp
filed 2018-06-04
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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

At the close of business on June 1, 2018 the registrant had 6,433,744 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)

	April 30,	January 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$64,246	$190,988
Short-term investments	111,495	—
Restricted cash	896	354
Accounts receivable	21,263	12,913
Inventory	26,088	20,755
Refundable income taxes	7,861	6,612
Prepaid expenses and other	8,056	7,412
Total current assets	239,905	239,034
Property and equipment, net	193,969	197,827
Other assets	7,444	7,454
Equity method investments	35,246	34,549
Total assets	$476,564	$478,864

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$8,803	$8,149
Accrued expenses and other current liabilities	10,956	13,716
Total current liabilities	19,759	21,865
Long-term liabilities:
Deferred taxes	19,435	21,706
Other long-term liabilities	4,039	3,367
Total long-term liabilities	23,474	25,073
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	146,981	146,923
Retained earnings	557,409	547,913
Treasury stock	(322,758)	(313,643)
Total REX shareholders’ equity	381,931	381,492
Noncontrolling interests	51,400	50,434
Total equity	433,331	431,926
Total liabilities and equity	$476,564	$478,864

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands)

	Three Months Ended April 30,
	2018	2017

Net sales and revenue	$120,820	$113,143
Cost of sales	109,969	100,654
Gross profit	10,851	12,489
Selling, general and administrative expenses	(4,553)	(5,402)
Equity in income of unconsolidated affiliates	697	700
Interest and other income	654	215
Income before income taxes	7,649	8,002
Benefit (provision) for income taxes	2,703	(2,390)
Net income	10,352	5,612
Net income attributable to noncontrolling interests	(856)	(1,068)
Net income attributable to REX common shareholders	$9,496	$4,544

Weighted average shares outstanding – basic and diluted	6,571	6,593

Basic and diluted net income per share attributable to REX common shareholders	$1.45	$0.69

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

	REX Shareholders
	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2018	29,853	$299	23,287	$(313,643)	$146,923	$547,913	$50,434	$431,926

Net income						9,496	856	10,352

Treasury stock acquired			126	(9,128)				(9,128)

Capital contributions							110	110

Stock based compensation expense	—	—	—	13	58	—	—	71

Balance at April 30, 2018	29,853	$299	23,413	$(322,758)	$146,981	$557,409	$51,400	$433,331

Balance at January 31, 2017	29,853	$299	23,292	$(313,838)	$145,767	$508,207	$47,839	$388,274

Net income						4,544	1,068	5,612

Stock based compensation expense	—	—	—	6	23	—	—	29

Balance at April 30, 2017	29,853	$299	23,292	$(313,832)	$145,790	$512,751	$48,907	$393,915

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)

	Three Months Ended
	April 30,
	2018	2017

Cash flows from operating activities:
Net income including noncontrolling interests	$10,352	$5,612
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,920	4,934
Income from equity method investments	(697)	(700)
Accrued interest income	(341)	—
Deferred income tax	(2,271)	3
Stock based compensation expense	71	196
Gain on disposal of property and equipment	(8)	—
Changes in assets and liabilities:
Accounts receivable	(8,350)	2,705
Inventories	(5,333)	(3,370)
Other assets	(1,894)	(30)
Accounts payable, trade	1,011	(1,308)
Other liabilities	(1,980)	723
Net cash (used in) provided by operating activities	(3,520)	8,765
Cash flows from investing activities:
Capital expenditures	(3,061)	(5,905)
Purchase of short-term investment	(111,154)	—
Restricted investments and deposits	5	51
Other	6	6
Net cash used in investing activities	(114,204)	(5,848)
Cash flows from financing activities:
Treasury stock acquired	(8,586)	—
Capital contributions from minority investor	110	—
Net cash used in financing activities	(8,476)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(126,200)	2,917
Cash, cash equivalents and restricted cash, beginning of period	191,342	188,706
Cash, cash equivalents and restricted cash, end of period	$65,142	$191,623

Non cash investing activities – Accrued capital expenditures	$142	$1,284
Non cash financing activities – Stock awards accrued	$—	$167
Non cash financing activities – Accrued common stock repurchases	$542	$—

Reconciliation of total cash, cash equivalents and restricted cash:

Cash and cash equivalents	$64,246	$191,493
Restricted cash	896	130
Total cash, cash equivalents and restricted cash	$65,142	$191,623

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2018

Note 1. Consolidated Condensed Financial Statements

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2018 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018 (fiscal year 2017). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of REX American Resources Corporation and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company consolidates the results of its four majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month as One Earth has a fiscal year end of December 31.

Nature of Operations – In the third quarter of fiscal year 2017, the Company began reporting the results of its refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility (see Note 4). Prior to the acquisition, the Company had one reportable segment, ethanol. Beginning with the third quarter of fiscal year 2017, the Company has two reportable segments: i) ethanol and by-products and ii) refined coal. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests. Within the refined coal segment, the Company has a majority equity interest in one refined coal limited liability company.

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2017 Annual Report on Form 10-K and the adoption of new accounting standards described at the end of this footnote. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Revenue Recognition

For ethanol and by-products segment sales, the Company recognizes sales of ethanol, distillers grains and non-food grade corn oil when obligations under the terms of the respective contracts with customers are satisfied. This occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. For refined coal segment sales, the Company recognizes sales of refined coal when obligations under the term of the contract with its customer are satisfied. This occurs when title and control of the product transfers to its customer, generally upon the coal leaving the refined coal plant. Refined coal sales are recorded net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold (after processing).

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual effective tax rate as adjusted for discrete items impacting the interim periods. The Company’s estimated annual effective tax rate includes the impact of its refined coal operation and the expected federal income tax credits to be earned, beginning August 10, 2017, the date of the refined coal acquisition (see Note 4). Based on current projections, the Company has estimated that its annual effective tax rate for fiscal year 2018 will be a tax benefit of approximately 25-30%. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes nor received refunds of income taxes during the three months ended April 30, 2018 and 2017.

As of April 30, 2018 and January 31, 2018, total unrecognized tax benefits were approximately $2.8 million and $2.0 million, respectively. Accrued penalties and interest were approximately $0.4 million and $0.4 million at April 30, 2018 and January 31, 2018, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $2.8 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There were no significant permanent write-downs of inventory at April 30, 2018 and January 31, 2018. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2018	January 31, 2018

Ethanol and other finished goods	$8,985	$8,402
Work in process	2,917	2,824
Grain and other raw materials	14,186	9,529
Total	$26,088	$20,755
9

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first three months of fiscal years 2018 or 2017. Impairment charges have historically resulted from the Company’s management performing cash flow analysis and have represented management’s estimate of the excess of net book value over fair value.

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

Short-term investments are considered held to maturity, and, therefore are carried at amortized historical cost.

Comprehensive Income

The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Accounting Changes and Recently Issued Accounting Standards

Effective February 1, 2018, the Company adopted the amended guidance in ASC Topic 606 “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. See Note 3 for a further discussion of adopting this amended guidance.

Effective February 1, 2018, the Company prospectively adopted Accounting Standards Update “ASU” 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. This standard provides guidance on eight specific cash flow issues. The cash flow issues covered by this ASU are: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle for distributions received from equity method investees in the Statement of Cash Flows. The adoption of this standard did not affect the consolidated condensed financial statements and related disclosures.

Effective February 1, 2018, the Company adopted ASU 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash”. This standard requires that the statements of cash flows explain the changes in the combined total of restricted and unrestricted cash balances. Amounts generally described as restricted cash will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statements of cash flows. The Company adopted this standard retrospectively. Therefore, the beginning and end of period balances of cash and cash equivalents as of January 31 and April 30, 2017 were increased by $130,000 to reflect the respective restricted cash amounts.

In February 2016, the FASB issued ASU 2016-02 “Leases”. This standard requires that virtually all leases will be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company will be required to adopt this standard effective February 1, 2019. The Company has not completed its analysis of the effect of adopting this guidance but it does expect the adoption of this guidance to have a material impact on its Consolidated Balance Sheet related to the right-of-use asset and lease obligation liability to be recognized upon adoption of this guidance. The related leases are currently accounted for as operating leases (see Note 5).

Note 3. Net Sales and Revenue

On February 1, 2018, the Company adopted the amended guidance in ASC Topic 606, “Revenue from Contracts with Customers”, and all related amendments and applied it to all contracts utilizing the modified retrospective method. There were no adjustments to the Consolidated Condensed Balance Sheet as of February 1, 2018 as a result of the adoption of this accounting guidance. Therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Furthermore, there was no impact related to the adoption of this accounting guidance on the Consolidated Condensed Statements of Operations or Balance Sheets for the three months ended April 30, 2018. The Company expects the impact of adopting this accounting guidance to be immaterial on an ongoing basis.

The Company recognizes sales of products when obligations under the terms of the respective contracts with customers are satisfied. This occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods. Sales, value add and other taxes the Company collects concurrent with revenue producing activities are excluded from net sales and revenue.

The majority of the Company’s sales have payment terms ranging from 5 to 10 days after transfer of control. The Company has determined that sales contracts do not generally include a significant financing component. The Company has not historically, and does not intend to, enter into sales contracts in which payment is due from a customer prior to transferring product to the customer. Thus, the Company does not record unearned revenue.

The Company elected, pursuant to the new accounting guidance, to recognize the cost for shipping and handling activities that occur after the customer obtains control of the promised goods as fulfillment activities and not when performance obligations are met. The Company has also elected, pursuant to the new accounting guidance, to exclude sales and other taxes from net sales and revenue.

See Note 17 for disaggregation of net sales and revenue by operating segment and by product.

Note 4. Business Combinations

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

The impact on the combined results of operations of the Company and the refined coal entity, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2017, is as follows:

Cost of sales would have increased by approximately $692,000 for the quarter ended April 30, 2017. This pro forma increase is a result of increased depreciation expense as if the refined coal entity was consolidated during the quarter ended April 30, 2017. Selling, general and administrative expenses would have increased by approximately $2,510,000 for the quarter ended April 30, 2017. These pro forma adjustments are a result of transaction costs occurring (on a pro forma basis) during the first quarter of fiscal year 2017. The provision for income taxes would have decreased by approximately $1,217,000 for the quarter ended April 30, 2017. Net income attributable to REX common shareholders would have decreased by approximately $1,893,000 for the quarter ended April 30, 2017. Basic and diluted net income per share attributable to REX common shareholders would have decreased by approximately $0.29 per share for the quarter ended April 30, 2017.

The results of the Company’s refined coal operations (approximately $0.6 million of net sales and revenue and approximately $6.9 million of net income attributable to REX common shareholders, including the income tax benefit of estimated Section 45 credits to be earned) have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s refined coal segment.

The purchase price was $12,049,000, which was paid in cash. The acquisition was recorded by allocating the total purchase price to the assets acquired, based on their estimated fair values at the acquisition date. The purchase price allocation is based on the final fair value assessment results of a valuation analysis. The income approach was used to determine the fair values of assets acquired. The following table summarizes the estimated fair values of the assets acquired at the acquisition date (amounts in thousands):

Inventory	$49
Property, plant and equipment	12,000
Total assets acquired and purchase price	$12,049

Transaction costs totaled approximately $2.5 million during fiscal year 2017. The Company does not expect transaction costs from this acquisition to be significant for fiscal year 2018 and beyond.

Note 5. Leases

At April 30, 2018, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2019	$5,712
2020	6,151
2021	4,261
2022	3,629
2023	2,064
Thereafter	4,569
Total	$26,386
13

Note 6. Fair Value

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2018 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contract asset (1)	$—	$378	$—	$378
Investment in cooperative (2)	—	—	333	333
Total assets	$—	$378	$333	$711

Commodity futures (3)	$—	$592	$—	$592
Forward purchase contract liability (4)	—	436	—	436
Total liabilities	$—	$1,028	$—	$1,028
14

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2018 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$—	$72	$—	$72
Investment in cooperative (2)	—	—	333	333
Total assets	$—	$72	$333	$405

Commodity futures (3)	$—	$87	$—	$87
Forward purchase contract liability (4)	—	34	—	34
Total liabilities	$—	$121	$—	$121

(1) The forward purchase contract asset is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(3) Commodity futures are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets.

(4) The forward purchase contract liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets.

The Company determined the fair value of the investment in cooperative by using a discounted cash flow analysis on the expected cash flows. Inputs used in the analysis include the face value of the allocated equity amount, the projected term for repayment based upon a historical trend and a risk adjusted discount rate based on the expected compensation participants would demand because of the uncertainty of the future cash flows. The inherent risk and uncertainty associated with unobservable inputs could have a significant effect on the actual fair value of the investment.

There were no assets measured at fair value on a non-recurring basis at April 30, 2018 or January 31, 2018. As discussed in Note 4, the Company estimated the fair values of refined coal assets acquired using the income approach. This estimated fair value is a level 3 measurement.

Note 7. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2018	January 31, 2018

Land and improvements	$21,095	$21,074
Buildings and improvements	23,277	23,272
Machinery, equipment and fixtures	289,633	288,832
Construction in progress	4,378	3,155
	338,383	336,333
Less: accumulated depreciation	(144,414)	(138,506)
Total	$193,969	$197,827

Note 8. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	April 30, 2018	January 31, 2018

Real estate taxes refundable	$6,721	$6,719
Deposits	—	5
Other	723	730
Total	$7,444	$7,454

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities. Deposits are with utility and other vendors.

Note 9. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2018	January 31, 2018

Accrued payroll and related items	$1,822	$5,108
Accrued utility charges	2,202	2,639
Accrued real estate taxes	2,846	2,678
Accrued income taxes	68	61
Other	4,018	3,230
Total	$10,956	$13,716
16

Note 10. Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen Energy, LLC (“NuGen”) each entered into $10.0 million revolving loan facilities that mature June 1, 2019. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the three months ended April 30, 2018 and 2017.

Note 11. Derivative Financial Instruments

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	April 30, 2018	January 31, 2018	April 30, 2018	January 31, 2018

Commodity futures (1)	$—	$—	$592	$87
Forward purchase contracts (2)	378	72	436	34
Total	$378	$72	$1,028	$121

(1) Commodity futures are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 6.2 million and 2.5 million bushels of corn at April 30, 2018 and January 31, 2018, respectively.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets while forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 22.6 million and 11.7 million bushels of corn at April 30, 2018 and January 31, 2018, respectively.

As of April 30, 2018, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions amounts owed or owing with the same counterparty. As of April 30, 2018, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of April

30, 2018, the Company was required to maintain collateral in the amount of approximately $896,000 to secure the Company’s derivative position.

See Note 6 which contains fair value information related to derivative financial instruments.

Losses on the Company’s derivative financial instruments of approximately $565,000 for the first quarter of fiscal year 2018 were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains on the Company’s derivative financial instruments of approximately $124,000 for the first quarter of fiscal year 2017 were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains on the Company’s derivative financial instruments of approximately $44,000 for the first quarter of fiscal year 2018 were included in net sales and revenue on the Consolidated Condensed Statements of Operations.

Note 12. Investments

The following table summarizes the Company’s equity method investment at April 30, 2018 and January 31, 2018 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2018	Carrying Amount January 31, 2018

Big River	10.3%	$35,246	$34,549

Undistributed earnings of the Company’s equity method investee totaled approximately $15.2 million and $14.5 million at April 30, 2018 and January 31, 2018, respectively. The Company did not receive dividends from its equity method investee in the first quarter of fiscal years 2018 or 2017.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2018	2017

Net sales and revenue	$191,943	$192,500
Gross profit	$13,691	$8,181
Income from continuing operations	$6,765	$7,206
Net income	$6,765	$7,206

Big River has debt agreements that limit amounts Big River can pay in the form of dividends or advances to owners. The restricted net assets of Big River at April 30, 2018 and January 31, 2018 are approximately $214.1 million and $202.6 million, respectively.

Note 13. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At April 30, 2018, 511,174 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the predetermined grant date. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the predetermined grant date.

At April 30, and January 31, 2018, unrecognized compensation cost related to nonvested restricted stock was approximately $162,000 and $233,000, respectively. The following tables summarize non-vested restricted stock award activity for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30, 2018

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2018	29,415	$2,275	2
Granted	—	—
Forfeited	—	—
Vested	672	50

Non-Vested at April 30, 2018	28,743	$2,225	2
19

	Three Months Ended April 30, 2017

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2017	23,350	$1,386	2
Granted	—	—
Forfeited	—	—
Vested	—	—

Non-Vested at April 30, 2017	23,350	1,386	2

The above tables include 24,711 and 18,541 non-vested shares at April 30, 2018 and 2017, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 14. Income Taxes

The effective tax rate on consolidated pre-tax income was (35.3) % for the three months ended April 30, 2018 and 29.9% for the three months ended April 30, 2017. The fluctuation in the rate results primarily from the production tax credits the Company expects to receive associated with its refined coal segment, lower tax rates as a result of the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) and expected research and experimentation federal tax credits to be claimed and earned in fiscal year 2018. The Company records its tax provision/benefit based on an estimated annual effective rate adjusted for items recorded discretely. The estimated annual effective tax rate includes the impact of the refined coal operation and the expected federal income tax credits to be earned in fiscal year 2018. Based on current projections the Company estimates that its annual effective tax rate will result in a tax benefit of approximately 25-30%.

The Tax Act signed into law on December 22, 2017, reduced the federal corporate income tax rate to 21% effective January 1, 2018. The Tax Act also made numerous other changes to the U.S. tax code, including, but not limited to, permitting full expensing of qualified property acquired after September 27, 2017, expanding prior limitations of the deductibility of certain executive compensation and eliminating the corporate alternative minimum tax.

The SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. In recognition of the inherent complexities associated with accounting for the effects of the Tax Act, SAB 118 provides a measurement period of up to one year from enactment of the Tax Act for companies to complete the accounting for the tax effects of the Tax Act. Although the Company’s accounting for the tax effects of the Tax Act are not yet complete, at January 31, 2018, the Company made a preliminary estimate of the effect of the tax rate reduction on the existing deferred tax balances and recorded a tax benefit of approximately $14,362,000 to remeasure the deferred tax liability at the new 21% rate. The Company will continue to refine the calculation as additional analysis is completed, which will include a final determination of the deferred tax balances at January 31, 2018 after the Company’s federal income tax return is filed, and as further guidance is provided by the Internal Revenue Service.

Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company files a U.S. federal income tax return and various state income tax returns. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2013 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

	Three Months Ended April 30,
	2018	2017

Unrecognized tax benefits, beginning of period	$2,325	$2,096
Changes for prior years’ tax positions	809	147
Changes for current year tax positions	—	—
Unrecognized tax benefits, end of period	$3,134	$2,243

The Company expects to claim research and experimentation credits in the current year and certain prior years. In connection with this, the Company has increased the amount of unrecognized tax benefits.

Note 15. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 23.9 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through October 2018.

One Earth and NuGen have combined sales commitments for approximately 43.8 million gallons of ethanol, approximately 113,000 tons of distillers grains and approximately 17.4 million pounds of non-food grade corn oil. They expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through October 2018.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $1.8 million in the first three months of fiscal year 2018.

Note 16. Related-Party Transactions

During the first quarters of fiscal years 2018 and 2017, One Earth and NuGen purchased approximately $46.1 million and approximately $42.3 million, respectively, of corn from minority equity investors and board members of those subsidiaries. The Company had amounts payable to related parties for corn purchases of approximately $1.3 million and $0.9 million at April 30, 2018 and January 31, 2018, respectively.

During the first three months of fiscal year 2018, the Company recognized commission expense of approximately $0.1 million, payable to the minority investor in the refined coal entity. The Company did not recognize any commission expense during the first three months of fiscal year 2017. The commission expense is associated with the refined coal acquisition. The Company had accrued liabilities and accounts payable related to the commission expense of approximately $1.5 million at April 30, 2018 and January 31, 2018.

Note 17. Segment Reporting

In the third quarter of fiscal year 2017, the Company began reporting the results of its refined coal operations as a new segment as a result of the refined coal acquisition (see Note 4.) The Company has two segments: ethanol and by-products and refined coal. Historical amounts have been reclassified to conform to the current year segment reporting presentation. The Company evaluates the performance of each reportable segment based on net income attributable to REX common shareholders. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended
	April 30,
	2018	2017
Net sales and revenue:
Ethanol and by-products	$120,680	$113,143
Refined coal [1]	140	—
Total net sales and revenue	$120,820	$113,143

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$13,546	$12,489
Refined coal	(2,695)	—
Total gross profit	$10,851	$12,489

Income (loss) before income taxes:
Ethanol and by-products	$11,009	$8,923
Refined coal	(2,859)	—
Corporate and other	(501)	(921)
Total income (loss) before income taxes	$7,649	$8,002
22

	Three Months Ended April 30,
	2018	2017
Benefit (provision) for income taxes:
Ethanol and by-products	$(1,420)	$(2,705)
Refined coal	3,999	—
Corporate and other	124	315
Total benefit (provision) for income taxes	$2,703	$(2,390)

Segment profit (loss):
Ethanol and by-products	$8,589	$5,142
Refined coal	1,271	—
Corporate and other	(364)	(598)
Net income attributable to REX common shareholders	$9,496	$4,544

	April 30, 2018	January 31, 2018
Assets:
Ethanol and by-products	$397,198	$384,997
Refined coal	10,820	12,165
Corporate and other	68,546	81,702
Total assets	$476,564	$478,864

	Three Months Ended April 30,
	2018	2017
Sales of products, ethanol and by-products segment:
Ethanol	$91,893	$91,472
Dried distillers grains	20,083	15,149
Non-food grade corn oil	4,980	4,593
Modified distillers grains	3,717	1,920
Other	7	9
Total	$120,680	$113,143

Sales of products, refined coal segment:
Refined coal	$140	$—
23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At April 30, 2018, investments in our ethanol business include equity investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	127.3 M	75.1%	95.6 M
NuGen Energy, LLC	134.5 M	99.5%	133.8 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	108.3 M	10.3%	11.2 M
Big River Resources Galva, LLC	127.8 M	10.3%	13.2 M
Big River United Energy, LLC	129.6 M	5.7%	7.4 M
Big River Resources Boyceville, LLC	56.9 M	10.3%	5.9 M
Total	684.4 M		267.1 M

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices (for example, crude and other energy prices can impact ethanol prices), at times ethanol prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

We expect our ethanol plants to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of grain processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by the realized yield) as the “crush spread”. Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants. We also expect our ethanol plants to produce approximately 15.0 pounds of distillers grains and 0.8 pounds of non-food grade corn oil for each bushel of grain processed.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and corn oil sale contracts and commodity futures agreements as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities.

Refined Coal

On August 10, 2017, we purchased the entire ownership interest of an entity that owns a refined coal facility, through a 95.35% owned subsidiary, for approximately $12.0 million. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test every six months, through an independent laboratory, the effectiveness of our operations with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold. We expect to earn credits at the rate of $7.03 per ton of refined coal produced and sold during fiscal year 2018.

The refined coal facility is located at the site of a utility-owned electrical generating power station, which is our refined coal operation’s sole customer. We expect refined coal production and sales amounts to vary with the demand requirements of the utility company, increasing during periods of colder and hotter weather conditions in the areas the utility company serves. We have contracted with an experienced third party to operate and maintain the refined coal facility and to provide us with management reporting and operating data as required. We do not have any employees on site at the refined coal facility.

Future Energy

During fiscal year 2013, we entered into a joint venture with Hytken HPGP, LLC (“Hytken”) to file and defend patents for eSteam technology relating to heavy oil and oil sands production methods, and to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC (“Future Energy”).

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $1.9 million cumulatively for our ownership interest, patent and other expenses. We have not tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2018, we did not change any of our critical accounting policies as disclosed in our 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2018, except, as discussed in Note 2, adopted ASC Topic 606 and ASU 2016-18.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2018” means the period February 1, 2018 to January 31, 2019.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as that discussion reflects how management views and monitors our business.

Comparison of Three Months Ended April 30, 2018 and 2017

Net sales and revenue in the quarter ended April 30, 2018 were approximately $120.8 million compared to approximately $113.1 million in the prior year’s first quarter, representing an increase of approximately $7.7 million. The increase was primarily caused by higher sales in our ethanol and by-products segment of approximately $7.5 million.

Gross profit for the first quarter of fiscal year 2018 was approximately $10.9 million (9.0% of net sales and revenue) which was approximately $1.6 million lower compared to approximately $12.5 million of gross profit (11.0% of net sales and revenue) for the first quarter of fiscal year 2017. Gross profit for the first quarter of fiscal year 2018 increased by approximately $1.1 million compared to the prior year first quarter as a result of operations in the ethanol and by-products segment and decreased by approximately $2.7 million as a result of operations in the refined coal segment.

Selling, general and administrative expenses were approximately $4.6 million for the first quarter of fiscal year 2018, which was approximately $0.8 million lower compared to approximately $5.4 million for the first quarter of fiscal year 2017. The decrease was primarily related to a decrease in incentive compensation expenses as the Company’s executive compensation programs were modified to include a one-time cumulative earnings adjustment for fiscal year 2018 and lower repair costs for leased rail cars in fiscal year 2018 compared to fiscal year 2017.

We recognized income of approximately $0.7 million during each of the first quarters of fiscal years 2018 and 2017 from our equity investment in Big River, which is included in our ethanol and by-products segment results. Our investment in Big River, which has interests in four ethanol production plants, has an effective ownership of ethanol gallons shipped in the trailing twelve months ended April 30, 2018 of approximately 365 million gallons. Big River’s operations also include agricultural elevators.

Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.7 million for the first quarter of fiscal year 2018 versus approximately $0.2 million for the first quarter of fiscal year 2017. Income has increased as yields on our excess cash have improved compared to fiscal year 2017.

As a result of the foregoing, income before income taxes was approximately $7.6 million for the first quarter of fiscal year 2018 versus approximately $8.0 million for the first quarter of fiscal year 2017.

Our effective tax rate was approximately (35.3)% and 29.9% for the first quarters of fiscal years 2018 and 2017, respectively. The fluctuation in the rate results primarily from the production tax credits we expect to receive associated with our refined coal segment and from the research and experimentation credits we expect to receive associated with our ethanol and by-products segment. In addition the fluctuation in the rate also was impacted by the Tax Act, which reduced the federal income tax rate on corporations from 35% to 21% effective January 1, 2018. We record our tax provision/benefit based on an estimated annual effective rate adjusted for items recorded discretely.

As a result of the foregoing, net income was approximately $10.4 million for the first quarter of fiscal year 2018 compared to approximately $5.6 million for the first quarter of fiscal year 2017.

Income related to noncontrolling interests was approximately $0.9 million and approximately $1.1 million during the first quarters of fiscal years 2018 and 2017, respectively. These amounts represent the owners’ (other than us) share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2018 was approximately $9.5 million, an increase of approximately $5.0 million from approximately $4.5 million for the first quarter of fiscal year 2017.

Business Segment Results

In the third quarter of fiscal year 2017, we began reporting the results of our refined coal operations as a new segment as a result of the acquisition of a refined coal entity (see Note 3.) We have two segments: ethanol and by-products and refined coal. Historical amounts have been reclassified to conform to the current year segment reporting presentation. We evaluate the performance of each reportable segment based on segment profit. Segment profit excludes indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains and losses on derivative financial instruments and the provision/benefit for income taxes.

The following sections discuss the results of operations for each of our business segments and corporate and other. Amounts in the corporate and other category include activities that are not separately reportable or related to a segment.

The following table summarizes segment and other results (amounts in thousands):

	Three Months Ended
	April 30,
	2018	2017
Net sales and revenue:
Ethanol and by-products	$120,680	$113,143
Refined coal [1]	140	—
Total net sales and revenue	$120,820	$113,143

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$13,546	$12,489
Refined coal	(2,695)	—
Total gross profit	$10,851	$12,489

Income (loss) before income taxes:
Ethanol and by-products	$11,009	$8,923
Refined coal	(2,859)	—
Corporate and other	(501)	(921)
Total income (loss) before income taxes	$7,649	$8,002

Benefit (provision) for income taxes:
Ethanol and by-products	$(1,420)	$(2,705)
Refined coal	3,999	—
Corporate and other	124	315
Total benefit (provision) for income taxes	$2,703	$(2,390)

Segment profit (loss):
Ethanol and by-products	$8,589	$5,142
Refined coal	1,271	—
Corporate and other	(364)	(598)
Net income attributable to REX common shareholders	$9,496	$4,544

Ethanol and by-Products

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses.

The following table summarizes sales from One Earth and NuGen by product group (amounts in thousands):

	Three Months Ended
	April 30,
	2018	2017
Sales of products, ethanol and by-products segment:
Ethanol	$91,893	$91,472
Dried distillers grains	20,083	15,149
Non-food grade corn oil	4,980	4,593
Modified distillers grains	3,717	1,920
Other	7	9
Total	$120,680	$113,143

The following table summarizes selected operating data from One Earth and NuGen:

	Three Months Ended
	April 30,
	2018	2017

Average selling price per gallon of ethanol	$1.33	$1.44
Gallons of ethanol sold (in millions)	69.2	63.3
Average selling price per ton of dried distillers grains	$137.75	$100.06
Tons of dried distillers grains sold	145,794	151,402
Average selling price per pound of non-food grade corn oil	$0.25	$0.28
Pounds of non-food grade corn oil sold (in millions)	20.1	16.6
Average selling price per ton of modified distillers grains	$70.29	$41.91
Tons of modified distillers grains sold	52,886	45,802
Average cost per bushel of grain	$3.50	$3.47
Average cost of natural gas (per mmbtu)	$3.46	$3.74

Ethanol sales increased from approximately $91.5 million in the first quarter of fiscal year 2017 to approximately $91.9 million in the first quarter of fiscal year 2018, primarily a result of a 9% increase in gallons sold, which was partially offset by a $0.11 decline in the price per gallon sold. Dried distillers grains sales increased from approximately $15.1 million in the first quarter of fiscal year 2017 to approximately $20.1 million in the first quarter of fiscal year 2018, primarily a result of a $37.69 increase in the price per ton sold, which was partially offset by a 4% decrease in tons sold. Non-food grade corn oil sales increased from approximately $4.6 million in the first quarter of fiscal year 2017 to approximately $5.0 million in the first quarter of fiscal year 2018, primarily a result of a 21% increase in pounds sold, which was partially offset by a $0.03 decline in the price per pound sold. Modified distillers grains sales increased from approximately $1.9 million in the first quarter of fiscal year 2017 to approximately $3.7 million in the first quarter of fiscal year 2018, primarily a result of a $28.38 increase in the price per ton sold and a 15% increase in tons sold.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	260 million to 290 million gallons
Dried distillers grains	590,000 to 630,000 tons
Non-food grade corn oil	70 million to 90 million pounds
Modified distillers grains	170,000 to 225,000 tons

This expectation assumes that One Earth and NuGen will operate at slightly above historical production levels, which is dependent upon market conditions, plant profitability and efficient plant operations. We may vary the amounts of ethanol, dried and modified distillers grains and corn oil production, and thus, the resulting sales, based upon market conditions. NuGen and One Earth have received the EPA pathway approval and have permits to increase their production levels to 150 million gallons annually.

Gross profit for the first quarter of fiscal year 2018 was approximately $13.5 million (11.2% of net sales and revenue), which was approximately $1.0 million higher compared to approximately $12.5 million of gross profit (11.0% of net sales and revenue) for the first quarter of fiscal year 2017. The crush spread for the first quarter of fiscal year 2018 was approximately $0.12 per gallon of ethanol sold compared to the first quarter of fiscal year 2017 which was approximately $0.23 per gallon of ethanol sold. The increase of approximately $4.9 million in sales of dried distillers grains compared to the first quarter of fiscal year 2017 positively affected gross profit. Grain accounted for approximately 78% ($83.2 million) of our cost of sales during the first quarter of fiscal year 2018 compared to approximately 77% ($77.7 million) during the first quarter of fiscal year 2017. Natural gas accounted for approximately 6% ($6.4 million) of our cost of sales during the first quarter of fiscal year 2018 compared to approximately 6% ($6.0 million) during the first quarter of fiscal year 2017. The increase of approximately $1.8 million in sales of modified distillers grains compared to the first quarter of fiscal year 2017 positively affected gross profit. The volume of ethanol sold during the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 positively impacted gross profit by approximately $0.7 million. In addition, corn oil sales positively impacted gross profit in the first quarter of fiscal year 2018 by approximately $0.4 million compared to the first quarter of fiscal year 2017.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Based on existing contracts at the end of the first quarter of fiscal year

2018, approximately 9% of our forecasted ethanol, approximately 13% of our forecasted distillers grains and approximately 22% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $47.5 million for the remaining forecasted sales. Similarly, approximately 11% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $34.1 million for the remaining forecasted grain purchases. Approximately 20% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.8 million for the remaining forecasted natural gas purchases.

Selling, general and administrative expenses for the first quarter of fiscal year 2018 were approximately $3.6 million, which were approximately $0.8 million lower compared to the first quarter of fiscal year 2017 amount of $4.4 million. A majority of the decrease results from lower incentive compensation expenses as the Company’s executive compensation programs were modified to include a one-time cumulative earnings adjustment for fiscal year 2018 and lower repair costs for leased rail cars in fiscal year 2018 compared to fiscal year 2017.

During each of the first quarters of fiscal years 2018 and 2017, we recognized income of approximately $0.7 million from our equity investment in Big River. Our investment in Big River, which has interests in four ethanol production plants, has an effective ownership of ethanol gallons shipped in the trailing twelve months ended April 30, 2018 of approximately 365 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.4 million for the first quarter of fiscal year 2018 versus approximately $0.1 million for the first quarter of fiscal year 2017. The income has increased as yields on our excess cash have improved compared to fiscal year 2017.

Income related to noncontrolling interests was approximately $1.0 million and approximately $1.1 million during the first quarters of fiscal years 2018 and 2017, respectively. These amounts represent the owners’ (other than us) share of the income of NuGen and One Earth.

The provision for income taxes was approximately $1.4 million in the first quarter of fiscal year 2018 compared to approximately $2.7 million in the first quarter of fiscal year 2017. The segment tax rate in the first quarter of fiscal year 2018 was lower compared to the first quarter of fiscal year 2017 as a result of the reduction in corporate tax rates in connection with the Tax Act and from the research and experimentation credits we expect to earn (and claim by filing amended returns for prior years) in fiscal year 2018.

Segment profit for the first quarter of fiscal year 2018 was approximately $8.6 million, which was $3.5 million higher compared to the prior year first quarter profit of approximately $5.1 million. The increase from fiscal year 2017 results is primarily related to increased gross profit and a lower provision for income taxes.

Refined Coal

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017.

The following table summarizes sales from refined coal operations by product group (amounts in thousands):

	Three Months Ended April 30,
	2018	2017
Sales of products, refined coal segment:
Refined coal [1]	$140	$—

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Refined coal sales were approximately $0.1 million in the first quarter of fiscal year 2018. We expect future period sales to vary depending on fluctuations in demand from the site host utility which generally change based upon weather conditions in the geographic markets the utility serves.

Gross loss was approximately $2.7 million in the first quarter of fiscal year 2018. We expect future period gross loss to vary similar to the sales fluctuations described above. Based on the agreements in place that govern the operation, sales and purchasing activities of the refined coal plant, we expect the refined coal operation to continue operating at a gross loss. We expect that the ongoing losses will be subsidized by federal production income tax credits.

Selling, general and administrative expenses were approximately $0.2 million in the first quarter of fiscal year 2018. We expect future period expenses to be less than $1.0 million per quarter.

Loss related to noncontrolling interests was approximately $0.1 million during the first quarter of fiscal year 2018. This amount represents the owners’ (other than us) share of the pre-tax loss of refined coal operations.

As a result of the foregoing, including the benefit of federal tax credits associated with refined coal production and sales, segment profit for the first quarter of fiscal year 2018 was approximately $1.3 million.

Corporate and Other

Selling, general and administrative expenses for the first quarter of fiscal year 2018 were approximately $0.8 million, which was approximately $0.2 million lower compared to approximately $1.0 million of expenses for the first quarter of fiscal year 2017. The decrease is primarily related to higher professional expenses incurred during the first quarter of fiscal year 2017 associated with due diligence and other efforts related to researching the refined coal operations prior to our refined coal acquisition.

Interest and other income was approximately $0.3 million for the first quarter of fiscal year 2018 versus approximately $0.1 million for the first quarter of fiscal year 2017. The income has increased as yields on our excess cash have improved compared to fiscal year 2017.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $3.5 million for the first quarter of fiscal year 2018, compared to net cash provided of approximately $8.8 million for the quarter of fiscal year 2017. For the first quarter of fiscal year 2018, cash was provided by net income of approximately $10.4 million, adjusted for non-cash items of approximately $2.7 million, which consisted of depreciation, income from equity method investments, accrued interest income, the deferred income tax provision and stock based compensation expense. An increase in the balance of accounts receivable used cash of approximately $8.4 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $5.3 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first quarter of fiscal year 2018. An increase in refundable income taxes used cash of approximately $1.2 million, which was primarily a result of recognizing the benefit of an expected filing of an amended income tax return to claim a refund for prior years. An increase in the balance of accounts payable provided cash of approximately $1.0 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $2.0 million which was primarily a result of payments of incentive compensation and real estate taxes.

Net cash provided by operating activities was approximately $8.8 million for the first quarter of fiscal year 2017. For the first quarter of fiscal year 2017, cash was provided by net income of approximately $5.6 million, adjusted for non-cash items of approximately $4.4 million, which consisted of depreciation, income from equity method investments, the deferred income tax provision and stock based compensation expense. A decrease in the balance of accounts receivable provided cash of approximately $2.7 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $3.4 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first quarter of fiscal year 2017. A decrease in the balance of accounts payable used cash of approximately $1.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other current liabilities provided cash of approximately $0.7 million which was primarily a result of higher accruals for our income tax provision and for repairs to leased rail cars.

At April 30, 2018, working capital was approximately $220.1 million, compared to approximately $217.2 million at January 31, 2018. The ratio of current assets to current liabilities was 12.1 to 1 at April 30, 2018 and 10.9 to 1 at January 31, 2018.

Cash of approximately $114.2 million was used in investing activities for the first quarter of fiscal year 2018, compared to approximately $5.8 million during the first quarter of fiscal year 2017. During the first quarter of fiscal year 2018, we had capital expenditures of approximately $3.1 million, the majority of which were plant capacity expansion projects at the One Earth and NuGen ethanol plants. We expect to spend between $6.0 million and $8.0 million during the remainder of fiscal year 2018 on various capital projects. During the first quarter of fiscal year 2018, we used cash of approximately $111.2 million for the purchase of United States treasury bills to increase the income we receive on our excess cash balances.

Cash of approximately $5.8 million was used in investing activities for the first quarter of fiscal year 2017. During the first quarter of fiscal year 2017, we had capital expenditures of approximately $5.9 million, the majority of which was plant capacity expansion projects at the One Earth and NuGen ethanol plants.

Cash used in financing activities totaled approximately $8.5 million for the first quarter of fiscal year 2018. No cash was used in or provided by financing activities during the first quarter of fiscal year 2017. During the first quarter of fiscal year 2018, we used cash of approximately $8.6 million to purchase approximately 119,000 shares of our common stock in open market transactions. During the first quarter of fiscal year 2018, we received approximately $0.1 million in capital contributions from the minority investor in the refined coal entity. We expect to continue to receive these capital contributions in the future as we expect the minority investor to continue funding its proportionate share of refined coal operating losses.

We are investigating various uses for our excess cash. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 529,000 shares. We also plan to seek and evaluate investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria in addition to investing in highly liquid short-term securities.

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature June 1, 2019. One Earth and NuGen renewed the revolving loan facilities, which mature June 1, 2018, during the second quarter of fiscal year 2017. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the quarter ended April 30, 2018. These agreements do not contain any financial covenants.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, our ethanol and refined coal plants operating efficiently and according to forecasts and projections, changes in the international, national or regional economies, weather, results of income tax audits, changes in income tax laws or regulations and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form

10-K for the fiscal year ended January 31, 2018 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At April 30, 2018, One Earth and NuGen combined have forward purchase contracts for approximately 23.9 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through October 2018. At April 30, 2018, One Earth and NuGen have combined sales commitments for approximately 43.8 million gallons of ethanol, approximately 113,000 tons of distillers grains and approximately 17.4 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the majority of the ethanol, distillers grains and non-food grade corn oil through October 2018. Approximately 9% of our forecasted ethanol sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $36.7 million. Approximately 13% of our forecasted distillers grains sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $9.3 million. Approximately 22% of our forecasted non-food grade corn oil sales during the next 12 months have been sold under fixed-price contracts. As a result, the effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.5 million. Similarly, approximately 11% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $34.1 million. Approximately 20% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. As a result, the effect of a 10% adverse move in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.8 million.

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

Item 1A. Risk Factors

During the quarter ended April 30, 2018, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. None of our consolidated subsidiaries have restrictions on their ability to pay dividends to us. Neither One Earth nor NuGen paid dividends to REX during the first quarter of fiscal year 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2018	—	$—	—	155,334
March 1-31, 2018	70,251	71.90	70,251	585,083
April 1-30, 2018	55,890	72.95	55,890	529,193
Total	126,141	$72.36	126,141	529,193

(1)	On March 20, 2018, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At April 30, 2018, a total of 529,193 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2018, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	June 4, 2018

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	June 4, 2018
38