Form 10-Q
period 2018-10-31
REX AMERICAN RESOURCES Corp
filed 2018-12-03
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

At the close of business on November 30, 2018 the registrant had 6,327,178 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	October 31,	January 31,
	2018	2018
Assets:
Current assets:
Cash and cash equivalents	$178,229	$190,988
Short-term investments	14,891	—
Restricted cash	434	354
Accounts receivable	15,732	12,913
Inventory	21,636	20,755
Refundable income taxes	8,339	6,612
Prepaid expenses and other	8,111	7,412
Total current assets	247,372	239,034
Property and equipment, net	186,458	197,827
Other assets	8,562	7,454
Equity method investment	33,724	34,549
Total assets	$476,116	$478,864

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$9,387	$8,149
Accrued expenses and other current liabilities	10,225	13,716
Total current liabilities	19,612	21,865
Long-term liabilities:
Deferred taxes	123	21,706
Other long-term liabilities	7,947	3,367
Total long-term liabilities	8,070	25,073
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	148,242	146,923
Retained earnings	578,501	547,913
Treasury stock	(331,763)	(313,643)
Total REX shareholders’ equity	395,279	381,492
Noncontrolling interests	53,155	50,434
Total equity	448,434	431,926
Total liabilities and equity	$476,116	$478,864

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

	(In Thousands, Except Per Share Amounts)

Net sales and revenue	$123,750	$121,164	$373,327	$343,051
Cost of sales	116,003	106,297	345,330	304,914
Gross profit	7,747	14,867	27,997	38,137
Selling, general and administrative expenses	(5,412)	(7,347)	(16,075)	(17,528)
Equity in income of unconsolidated affiliates	611	1,094	2,182	1,931
Interest and other income	809	645	2,159	1,194
Income before income taxes	3,755	9,259	16,263	23,734
Benefit for income taxes	10,014	5,735	18,348	1,043
Net income	13,769	14,994	34,611	24,777
Net income attributable to noncontrolling interests	(1,894)	(1,826)	(4,023)	(4,124)
Net income attributable to REX common shareholders	$11,875	$13,168	$30,588	$20,653

Weighted average shares outstanding – basic and diluted	6,388	6,597	6,473	6,594

Basic and diluted net income per share attributable to REX common shareholders	$1.86	$2.00	$4.73	$3.13

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

	REX Shareholders
	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2018	29,853	$299	23,287	$(313,643)	$146,923	$547,913	$50,434	$431,926

Net income						30,588	4,023	34,611

Treasury stock acquired			253	(18,419)				(18,419)

Capital contributions							432	432

Issuance of equity awards and stock based compensation expense			(13)	299	1,319			1,618

Noncontrolling interests distribution and other	—	—	—	—	—	—	(1,734)	(1,734)

Balance at October 31, 2018	29,853	$299	23,527	$(331,763)	$148,242	$578,501	$53,155	$448,434

Balance at January 31, 2017	29,853	$299	23,292	$(313,838)	$145,767	$508,207	$47,839	$388,274

Net income						20,653	4,124	24,777

Capital contributions
							738	738
Issuance of equity awards and stock based compensation expense			(5)	188	1,120			1,308

Noncontrolling interests distribution and other	—	—	—	—	—	—	(1,725)	(1,725)

Balance at October 31, 2017	29,853	$299	23,287	$(313,650)	$146,887	$528,860	$50,976	$413,372

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Nine Months Ended
	October 31,
	2018	2017

Cash flows from operating activities:
Net income including noncontrolling interests	$34,611	$24,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,673	15,695
Income from equity method investments	(2,182)	(1,931)
Dividends received from equity method investee	3,007	4,009
Interest income from investments	(993)	—
Deferred income tax	(22,146)	(5,682)
Stock based compensation expense	730	881
Loss (gain) on disposal of property and equipment	104	87
Loss on sale of investment	—	13
Changes in assets and liabilities:
Accounts receivable	(2,819)	2,023
Inventories	(881)	(7,039)
Other assets	(2,996)	(222)
Accounts payable, trade	1,682	2,195
Other liabilities	2,079	(746)
Net cash provided by operating activities	28,869	34,060
Cash flows from investing activities:
Capital expenditures	(7,954)	(19,315)
Acquisition of business, net of cash acquired	—	(12,049)
Sale of short-term investments	112,091	—
Purchase of short-term investments	(125,989)	—
Other	25	275
Net cash used in investing activities	(21,827)	(31,089)
Cash flows from financing activities:
Treasury stock acquired	(18,419)	—
Dividend payments to and purchases of stock from noncontrolling interests holders	(1,734)	(1,725)
Capital contributions from minority investor	432	738
Net cash used in financing activities	(19,721)	(987)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,679)	1,984
Cash, cash equivalents and restricted cash, beginning of period	191,342	188,706
Cash, cash equivalents and restricted cash, end of period	$178,663	$190,690

Non cash investing activities – Accrued capital expenditures	$603	$1,049
Non cash financing activities – Stock awards accrued	$585	$768
Non cash financing activities – Stock awards issued	$1,473	$1,195

Reconciliation of total cash, cash equivalents and restricted cash:

Cash and cash equivalents	$178,229	$190,460
Restricted cash	434	230
Total cash, cash equivalents and restricted cash	$178,663	$190,690

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2018

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

Cost of Sales

Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant management, certain compensations costs and general facility overhead charges.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual effective tax rate as adjusted for discrete items impacting the interim periods. The Company’s estimated annual effective tax rate includes the impact of its refined coal operation and the expected federal income tax credits to be earned, beginning August 10, 2017, the date of the refined coal acquisition (see Note 4). The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $0.9 million and approximately $6.8 million during the nine months ended October 31, 2018 and 2017, respectively. The Company did not receive any refunds of income taxes during the nine months ended October 31, 2018. The Company received refunds of state income taxes of approximately $0.5 million during the nine months ended October 31, 2017.

As of October 31, 2018 and January 31, 2018, total unrecognized tax benefits were approximately $6.6 million and $2.0 million, respectively. Accrued penalties and interest were approximately $0.4 million at October 31, 2018 and January 31, 2018. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $6.0 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. At October 31, 2018, there was a permanent write-down of inventory of approximately $0.4 million. There was no significant permanent write-down of inventory at January 31, 2018. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2018	January 31, 2018

Ethanol and other finished goods	$6,014	$8,402
Work in process	2,924	2,824
Grain and other raw materials	12,698	9,529
Total	$21,636	$20,755

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. There were no impairment charges in the first nine months of fiscal years 2018 or 2017. Impairment charges have historically resulted from the Company’s management performing cash flow analysis and have represented management’s estimate of the excess of net book value over fair value.

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

Accounting Changes and Recently Issued Accounting Standards

Effective February 1, 2018, the Company adopted the amended guidance in ASC Topic 606 “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. See Note 3 for a further discussion of the Company’s adoption of this amended guidance.

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

Effective February 1, 2018, the Company adopted ASU 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash”. This standard requires that the statements of cash flows explain the changes in the combined total of restricted and unrestricted cash balances. Amounts generally described as restricted cash will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statements of cash flows. The Company adopted this standard retrospectively. Therefore, the beginning period balance of cash and cash equivalents as of January 31, 2017 was increased by $130,000, the end of period balance of cash and cash equivalents as of October 31, 2017 was increased by $230,000 and the beginning period balance of cash and cash equivalents as of January 31, 2018 was increased by $354,000 to reflect the respective restricted cash amounts.

In February 2016, the FASB issued ASU 2016-02 “Leases”. This standard requires that virtually all leases will be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company will be required to adopt this standard effective February 1, 2019. The related leases are currently accounted for as operating leases (see Note 5). This standard requires a modified retrospective transition approach and allows for early adoption. In July 2018, FASB issued Accounting Standards Update, Leases (Topic 842): Targeted Improvements, which provides an option to apply the transition provisions of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements. The Company has not completed its analysis of the effect of adopting this guidance but it does expect the adoption of this guidance to have a material impact on its Consolidated Balance Sheet related to the right-of-use asset and lease obligation liability to be recognized upon adoption of this guidance in addition to requiring expanded disclosures in the Company’s consolidated financial statements. The Company expects to complete its analysis of the impact of adopting this guidance during the fourth quarter of fiscal year 2018.

Note 3. Net Sales and Revenue

On February 1, 2018, the Company adopted the amended guidance in ASC Topic 606, “Revenue from Contracts with Customers”, and all related amendments and applied it to all contracts utilizing the modified retrospective method. There were no adjustments to the Consolidated Condensed Balance Sheet as of February 1, 2018 as a result of the adoption of this accounting guidance. Therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Furthermore, there was no impact related to the adoption of this accounting guidance on the Consolidated Condensed Statements of Operations or Balance Sheets for the three and nine months ended October 31, 2018. The Company expects the impact of adopting this accounting guidance to be immaterial on an ongoing basis.

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

The Company elected, pursuant to the new accounting guidance, to recognize as fulfillment activities the cost for shipping and handling activities that occur after the customer obtains control of the promised goods and not when performance obligations are met. See Note 17 for disaggregation of net sales and revenue by operating segment and by product.

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

Cost of sales would have increased by approximately $1,385,000 for the nine months ended October 31, 2017. This pro forma increase is a result of increased depreciation expense as if the refined coal entity was consolidated since the beginning of the nine months ended October 31, 2017. Selling, general and administrative expenses would have increased by approximately $370,000 for the nine months ended October 31, 2017. These pro forma adjustments are a result of transaction costs occurring (on a pro forma basis) during the first quarter of fiscal year 2017. The provision for income taxes would have decreased by approximately $667,000 for the nine months ended October 31, 2017. Net income attributable to REX common shareholders would have decreased by approximately $1,037,000 for the nine months ended October 31, 2017. Basic and diluted net income per share attributable to REX common shareholders would have decreased by approximately $0.16 for the nine months ended October 31, 2017.

The results of the Company’s refined coal operations (approximately $1.0 million of net sales and revenue and approximately $14.2 million of net income attributable to REX common shareholders, including the income tax benefit of estimated Section 45 credits to be earned) have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s refined coal segment.

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

Note 5. Leases

At October 31, 2018, the Company has lease agreements, as lessee, for rail cars and a natural gas pipeline. All of the leases are accounted for as operating leases. The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2019	$1,982
2020	7,220
2021	5,865
2022	5,182
2023	3,600
Thereafter	7,123
Total	$30,972

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2018 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (2)	$—	$—	$333	$333
Commodity futures and options (5)	—	72	—	72
Total assets	$—	$72	$333	$405

Commodity futures (3)	$—	$—	$—	$—
Forward purchase contract liability (4)	—	528	—	528
Total liabilities	$—	$528	$—	$528

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2018 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$—	$72	$—	$72
Investment in cooperative (2)	—	—	333	333
Total assets	$—	$72	$333	$405

Commodity futures (3)	$—	$87	$—	$87
Forward purchase contract liability (4)	—	34	—	34
Total liabilities	$—	$121	$—	$121

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

(5) The commodity futures and options asset is included in “Prepaid expenses and other current assets”.

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

There were no assets measured at fair value on a non-recurring basis at October 31, 2018 or January 31, 2018. As discussed in Note 4, the Company estimated the fair values of refined coal assets acquired using the income approach. This estimated fair value is a level 3 measurement.

Note 7. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2018	January 31, 2018

Land and improvements	$21,095	$21,074
Buildings and improvements	23,609	23,272
Machinery, equipment and fixtures	295,114	288,832
Construction in progress	3,241	3,155
	343,059	336,333
Less: accumulated depreciation	(156,601)	(138,506)
Total	$186,458	$197,827

Note 8. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	October 31, 2018	January 31, 2018

Real estate taxes refundable	$7,290	$6,719
Deferred income taxes	563	—
Deposits	—	5
Other	709	730
Total	$8,562	$7,454

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities.

Note 9. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2018	January 31, 2018

Accrued payroll and related items	$2,252	$5,108
Accrued utility charges	2,167	2,639
Accrued real estate taxes	2,007	2,678
Accrued income taxes	62	61
Other	3,737	3,230
Total	$10,225	$13,716

Note 10. Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen Energy, LLC (“NuGen”) each entered into $10.0 million revolving loan facilities that mature June 1, 2019 as extended. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the nine months ended October 31, 2018 and 2017.

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 31, 2018	January 31, 2018	October 31, 2018	January 31, 2018

Commodity futures (1)	$72	$—	$—	$87
Forward purchase contracts (2)	—	72	528	34
Total	$72	$72	$528	$121

(1) Commodity futures liabilities are included in accrued expenses and other current liabilities.

Commodity futures assets are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 2.7 million bushels of corn at October 31, 2018. These contracts are short/sell positions for approximately 2.5 million bushels of corn and approximately 2.8 million gallons of ethanol and long/buy positions for approximately 2.8 million gallons of ethanol at January 31, 2018.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets while forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 2.6 million and 11.7 million bushels of corn at October 31, 2018 and January 31, 2018, respectively.

As of October 31, 2018, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of October 31, 2018, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of October 31, 2018, the Company was required to maintain collateral in the amount of approximately $434,000 to secure the Company’s derivative position.

See Note 6 which contains fair value information related to derivative financial instruments.

Gains on the Company’s derivative financial instruments of approximately $2,432,000 and approximately $75,000 for the third quarters of fiscal years 2018 and 2017, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains on the Company’s derivative financial instruments of approximately $2,273,000 and approximately $1,052,000 for the first nine months of fiscal years 2018 and 2017, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. Losses on the Company’s derivative financial instruments of approximately $64,000 for the third quarter and first nine months of fiscal year 2018 were included in interest and other income on the Consolidated Condensed Statements of Operations.

Note 12. Investments

The following table summarizes the Company’s equity method investment at October 31, 2018 and January 31, 2018 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount October 31, 2018	Carrying Amount January 31, 2018

Big River	10.3%	$33,724	$34,549

Undistributed earnings of the Company’s equity method investee totaled approximately $13.7 million and $14.5 million at October 31, 2018 and January 31, 2018, respectively. The Company received dividends from its equity method investee of approximately $3.0 million and approximately $4.0 million during the first nine months of fiscal years 2018 and 2017, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

Net sales and revenue	$196,169	$201,621	$600,204	$606,190
Gross profit	$15,150	$18,620	$39,489	$38,363
Income from continuing operations	$5,932	$11,010	$21,164	$19,628
Net income	$5,932	$11,010	$21,164	$19,628

The following table summarizes the Company’s held-to-maturity security at October 31, 2018 (dollars in thousands):

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

United States Treasury Bill	$14,891	$5	$14,886

As of October 31, 2018, the contractual maturity of this investment was less than one year. The yield to maturity rate is 2.34%.

The Company had no held-to-maturity investments as of January 31, 2018.

Note 13. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At October 31, 2018, 489,430 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the predetermined grant date. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the predetermined grant date.

At October 31, 2018 and January 31, 2018, unrecognized compensation cost related to nonvested restricted stock was approximately $237,000 and $233,000, respectively. The following tables summarize non-vested restricted stock award activity for the nine months ended October 31, 2018 and 2017:

	Nine Months Ended October 31, 2018

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2018	29,415	$2,275	2
Granted	21,745	1,622
Forfeited	—	—
Vested	13,124	963

Non-Vested at October 31, 2018	38,036	$2,934	2

	Nine Months Ended October 31, 2017

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2017	23,350	$1,386	2
Granted	14,156	1,370
Forfeited	—	—
Vested	8,091	481

Non-Vested at October 31, 2017	29,415	2,275	2

The above tables include 34,148 and 24,711 non-vested shares at October 31, 2018 and 2017, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 14. Income Taxes

The effective tax rate on consolidated pre-tax income was (266.7)% and (61.9)% for the three months ended October 31, 2018 and 2017, respectively and was (112.8)% and (4.4)% for the nine months ended October 31, 2018 and 2017, respectively. The fluctuation in the rate results primarily from the production tax credits the Company expects to receive associated with its refined coal segment, lower tax rates as a result of the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) and expected research and experimentation federal tax credits to be claimed and earned in fiscal year 2018. The Company records its tax provision/benefit based on an estimated annual effective rate adjusted for items recorded discretely. The estimated annual effective tax rate includes the impact of the refined coal operation and the expected federal income tax credits to be earned in fiscal year 2018.

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

	Nine Months Ended October 31,
	2018	2017

Unrecognized tax benefits, beginning of period	$2,325	$2,096
Changes for prior years’ tax positions	4,666	247
Changes for current year tax positions	—	—
Unrecognized tax benefits, end of period	$6,991	$2,343

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

One Earth and NuGen have combined forward purchase contracts for approximately 6.5 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through March 2019.

One Earth and NuGen have combined forward purchase contracts for approximately 2,732,000 Mmbtu (million british thermal units) of natural gas. They expect to take delivery of the natural gas through May 2019.

One Earth and NuGen have combined sales commitments for approximately 37.9 million gallons of ethanol, approximately 109,000 tons of distillers grains and approximately 19.1 million pounds of non-food grade corn oil. They expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through January 2019.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $7.7 million in the first nine months of fiscal year 2018.

Note 16. Related-Party Transactions

During the third quarters of fiscal years 2018 and 2017, One Earth and NuGen purchased approximately $47.3 million and approximately $43.4 million, respectively, of corn from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $138.6 million and approximately $121.8 million for the nine months ended October 31, 2018 and 2017, respectively. One Earth purchases all of its corn from an equity investor which acts as a grain origination agent for One Earth. The Company had amounts payable to related parties for corn purchases of approximately $2.0 million and $0.9 million at October 31, 2018 and January 31, 2018, respectively.

During the three months ended October 31, 2018 and 2017, the Company recognized commission expense of approximately $0.4 million and approximately $1.6 million, respectively, payable to the minority investor in the refined coal entity. The Company recognized commission expense of approximately $0.7 million and approximately $1.6 million during the first nine months of fiscal years 2018 and 2017, respectively. The commission expense is associated with the refined coal acquisition. The Company had accrued liabilities and accounts payable related to the commission expense of approximately $1.6 million and $1.5 million at October 31, 2018 and January 31, 2018, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net sales and revenue:
Ethanol and by-products	$123,546	$120,971	$372,717	$342,858
Refined coal [1]	204	193	610	193
Total net sales and revenue	$123,750	$121,164	$373,327	$343,051

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$11,260	$18,257	$38,475	$41,527
Refined coal	(3,513)	(3,390)	(10,478)	(3,390)
Total gross profit	$7,747	$14,867	$27,997	$38,137

Income (loss) before income taxes:
Ethanol and by-products	$8,405	$15,554	$29,491	$31,807
Refined coal	(4,240)	(5,684)	(11,887)	(5,684)
Corporate and other	(410)	(611)	(1,341)	(2,389)
Total income (loss) before income taxes	$3,755	$9,259	$16,263	$23,734

Benefit (provision) for income taxes:
Ethanol and by-products	$1,643	$(4,379)	$(1,806)	$(9,712)
Refined coal	8,318	9,918	19,914	9,918
Corporate and other	53	196	240	837
Total benefit (provision) for income taxes	$10,014	$5,735	$18,348	$1,043

Segment profit (loss) (net of noncontrolling interests):
Ethanol and by-products	$7,946	$9,058	$23,096	$17,665
Refined coal	4,260	4,520	8,549	4,520
Corporate and other	(331)	(410)	(1,057)	(1,532)
Net income attributable to REX common shareholders	$11,875	$13,168	$30,588	$20,653

	October 31, 2018	January 31, 2018
Assets:
Ethanol and by-products	$407,094	$384,997
Refined coal	9,330	12,165
Corporate and other	59,692	81,702
Total assets	$476,116	$478,864
23

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Sales of products, ethanol and by-products segment:
Ethanol	$91,538	$96,296	$283,720	$276,553
Dried distillers grains	24,683	16,703	65,826	45,325
Non-food grade corn oil	4,964	6,041	15,019	15,359
Modified distillers grains	2,340	1,889	8,100	5,557
Other	21	42	52	64
Total	$123,546	$120,971	$372,717	$342,858

Sales of products, refined coal segment:
Refined coal	$204	$193	$610	$193

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At October 31, 2018, investments in our ethanol business include equity investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	137.2 M	75.1%	103.0 M
NuGen Energy, LLC	141.0 M	99.5%	140.3 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	108.4 M	10.3%	11.2 M
Big River Resources Galva, LLC	128.3 M	10.3%	13.2 M
Big River United Energy, LLC	129.8 M	5.7%	7.4 M
Big River Resources Boyceville, LLC	57.4 M	10.3%	5.9 M
Total	702.1 M		281.0 M

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and corn oil sale contracts and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities.

Refined Coal

On August 10, 2017, we purchased the entire ownership interest of an entity that owns a refined coal facility, through a 95.35% owned subsidiary, for approximately $12.0 million. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test every six months, through an independent laboratory, the effectiveness of our process with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold. We expect to earn credits at the rate of $7.03 per ton of refined coal produced and sold during calendar year 2018.

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

Critical Accounting Policies and Estimates

During the three months ended October 31, 2018, we did not change any of our critical accounting policies as disclosed in our 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2018.

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

Comparison of Three and Nine Months Ended October 31, 2018 and 2017

Net sales and revenue in the quarter ended October 31, 2018 were approximately $123.8 million compared to approximately $121.2 million in the prior year’s third quarter, representing an increase of approximately $2.6 million. The increase was primarily caused by higher sales in our ethanol and by-products segment of approximately $2.6 million. Net sales and revenue in the first nine months of fiscal year 2018 were approximately $373.3 million compared to approximately $343.1 million in the first nine months of fiscal year 2017, representing an increase of approximately $30.2 million. The increase was primarily caused by higher sales in our ethanol and by-products segment of approximately $29.9 million.

Gross profit for the third quarter of fiscal year 2018 was approximately $7.7 million (6.3% of net sales and revenue) which was approximately $7.1 million lower compared to approximately $14.9 million of gross profit (12.3% of net sales and revenue) for the third quarter of fiscal year 2017. Gross profit for the third quarter of fiscal year 2018 decreased by approximately $7.0 million compared to the prior year third quarter as a result of operations in the ethanol and by-products segment. Gross loss in the refined coal segment was consistent in the third quarter of fiscal years 2018 and 2017. Gross profit for the first nine months of fiscal year 2018 was approximately $28.0 million (7.5% of net sales and revenue) which was approximately $10.1 million lower compared to approximately $38.1 million of gross profit (11.1% of net sales and revenue) for the first nine months of fiscal year 2017. Gross profit for the first nine months of fiscal year 2018 decreased by approximately $3.1 million compared to the first nine months of fiscal year 2017 as a result of operations in the ethanol and by-products segment and decreased by approximately $7.1 million as a result of operations in the refined coal segment.

Selling, general and administrative (“SG&A”) expenses were approximately $5.4 million for the third quarter of fiscal year 2018, which was approximately $1.9 million lower compared to approximately $7.3 million for the third quarter of fiscal year 2017. SG&A expenses were approximately $16.1 million for the first nine months of fiscal year 2018, which was approximately $1.5 million lower compared to approximately $17.5 million for the first nine months of fiscal year 2017. The decreases (both quarterly and nine months to date) are primarily related to commission expense associated with the refined coal acquisition during the third quarter of fiscal year 2017.

During the third quarters of fiscal years 2018 and 2017, we recognized income of approximately $0.6 million and $1.1 million, respectively, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Such income was approximately $2.2 million and $1.9 million during the first nine months of fiscal year 2018 and 2017, respectively. Big River’s results in fiscal year 2017 were negatively impacted by an asset impairment charge related to an abandoned protein production project which reduced our equity method income by approximately $0.5 million. Big River has interests in four ethanol production plants that shipped approximately 424 million gallons in the trailing twelve months ended October 31, 2018 and has an effective ownership of ethanol gallons shipped for the same period of approximately 366 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.8 million for the third quarter of fiscal year 2018 versus approximately $0.6 million for the third quarter of fiscal year 2017. Interest and other income was approximately $2.2 million for the first nine months of fiscal year 2018 versus approximately $1.2 million for the first nine months of fiscal year 2017. Income has increased as yields on our excess cash have improved compared to fiscal year 2017.

As a result of the foregoing, income before income taxes was approximately $3.8 million for the third quarter of fiscal year 2018 versus approximately $9.3 million for the third quarter of fiscal year 2017. Income before income taxes was approximately $16.3 million for the first nine months of fiscal year 2018 versus approximately $23.7 million for the first nine months of fiscal year 2017.

Our effective tax rate was approximately (266.7)% and (61.9)% for the third quarters of fiscal years 2018 and 2017, respectively, and approximately (112.8)% and (4.4)% for the first nine months of fiscal years 2018 and 2017, respectively. The fluctuation in the rate results primarily from the federal production tax credits we expect to receive associated with our refined coal segment and from the research and experimentation credits we expect to receive associated with our ethanol and by-products segment. In addition, the fluctuation in the rate also was impacted by the Tax Act, which reduced the federal income tax rate on corporations from 35% to 21% effective January 1, 2018. We record our tax provision/benefit based on an estimated annual effective rate adjusted for items recorded discretely.

As a result of the foregoing, net income was approximately $13.8 million for the third quarter of fiscal year 2018 compared to approximately $15.0 million for the third quarter of fiscal year 2017. Net income was approximately $34.6 million for the first nine months of fiscal year 2018 compared to approximately $24.8 million for the first nine months of fiscal year 2017.

Income related to noncontrolling interests was approximately $1.9 million and approximately $1.8 million during the third quarters of fiscal years 2018 and 2017, respectively, and was approximately $4.0 million and approximately $4.1 million during the first nine months of fiscal years 2018 and 2017, respectively. These amounts represent the other owners’ share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2018 was approximately $11.9 million, a decrease of approximately $1.3 million from approximately $13.2 million for the third quarter of fiscal year 2017. Net income attributable to REX common shareholders for the first nine months of fiscal year 2018 was approximately $30.6 million, an increase of approximately $9.9 million from approximately $20.7 million for the first nine months of fiscal year 2017.

Business Segment Results

In the third quarter of fiscal year 2017, we began reporting the results of our refined coal operations as a new segment as a result of the acquisition of a refined coal entity (see Note 4.) We have two segments: ethanol and by-products and refined coal. We evaluate the performance of each reportable segment based on segment profit. Segment profit excludes indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains and losses on derivative financial instruments and the provision/benefit for income taxes.

The following sections discuss the results of operations for each of our business segments and corporate and other. Amounts in the corporate and other category include activities that are not separately reportable or related to a segment.

The following table summarizes segment and other results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net sales and revenue:
Ethanol and by-products	$123,546	$120,971	$372,717	$342,858
Refined coal [1]	204	193	610	193
Total net sales and revenue	$123,750	$121,164	$373,327	$343,051

[1]	We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$11,260	$18,257	$38,475	$41,527
Refined coal	(3,513)	(3,390)	(10,478)	(3,390)
Total gross profit	$7,747	$14,867	$27,997	$38,137

Income (loss) before income taxes:
Ethanol and by-products	$8,405	$15,554	$29,491	$31,807
Refined coal	(4,240)	(5,684)	(11,887)	(5,684)
Corporate and other	(410)	(611)	(1,341)	(2,389)
Total income (loss) before income taxes	$3,755	$9,259	$16,263	$23,734

Benefit (provision) for income taxes:
Ethanol and by-products	$1,643	$(4,379)	$(1,806)	$(9,712)
Refined coal	8,318	9,918	19,914	9,918
Corporate and other	53	196	240	837
Total benefit (provision) for income taxes	$10,014	$5,735	$18,348	$1,043

Segment profit (loss) (net of noncontrolling interests):
Ethanol and by-products	$7,946	$9,058	$23,096	$17,665
Refined coal	4,260	4,520	8,549	4,520
Corporate and other	(331)	(410)	(1,057)	(1,532)
Net income attributable to REX common shareholders	$11,875	$13,168	$30,588	$20,653

Ethanol and by-Products

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses.

The following table summarizes sales from One Earth and NuGen by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Sales of products, ethanol and by-products segment:
Ethanol	$91,538	$96,296	$283,720	$276,553
Dried distillers grains	24,683	16,703	65,826	45,325
Non-food grade corn oil	4,964	6,041	15,019	15,359
Modified distillers grains	2,340	1,889	8,100	5,557
Other	21	42	52	64
Total	$123,546	$120,971	$372,717	$342,858

The following table summarizes selected operating data from One Earth and NuGen:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Average selling price per gallon of ethanol	$1.28	$1.45	$1.33	$1.45
Gallons of ethanol sold (in millions)	71.4	66.4	213.3	191.1
Average selling price per ton of dried distillers grains	$139.67	$108.34	$141.90	$101.44
Tons of dried distillers grains sold	176,728	154,178	463,876	446,813
Average selling price per pound of non-food grade corn oil	$0.25	$0.30	$0.24	$0.29
Pounds of non-food grade corn oil sold (in millions)	20.1	20.2	61.5	53.3
Average selling price per ton of modified distillers grains	$46.67	$41.64	$59.96	$41.53
Tons of modified distillers grains sold	50,139	45,366	135,078	133,800
Average cost per bushel of grain	$3.32	$3.35	$3.47	$3.39
Average cost of natural gas (per mmbtu)	$2.90	$3.22	$3.07	$3.41

Ethanol sales decreased from approximately $96.3 million in the third quarter of fiscal year 2017 to approximately $91.5 million in the third quarter of fiscal year 2018, primarily a result of a $0.17 decline in the price per gallon sold, which was partially offset by an 8% increase in gallons sold. The volume increase was a result of our recent capacity expansion efforts. Management believes the price decrease is primarily related to a general oversupply of ethanol in fiscal year 2018 as the industry has operated at historically high production levels and the EPA has recently granted waivers to certain refiners, relieving them of their obligation to source ethanol. Dried distillers grains sales increased from approximately $16.7 million in the third quarter of fiscal year 2017 to approximately $24.7 million in the third quarter of fiscal year 2018, primarily a result of a $31.33 increase in the price per ton sold and a 15% increase in tons sold. Management believes the price increase is primarily related to stronger export markets in fiscal year 2018 compared to fiscal year 2017. Non-food grade corn oil sales decreased from approximately $6.0 million in the third quarter of fiscal year 2017 to approximately $5.0 million in the third quarter of fiscal year 2018, primarily a result of a $0.05 decline in the price per pound sold. Modified distillers grains sales increased from approximately $1.9 million in the third quarter of fiscal year 2017 to approximately $2.3 million in the third quarter of fiscal year 2018, primarily a result of a $5.03 increase in the price per ton sold and an 11% increase in tons sold.

Ethanol sales increased from approximately $276.6 million in the first nine months of fiscal year 2017 to approximately $283.7 million in the first nine months of fiscal year 2018, primarily a result of an increase of 22.2 million gallons sold, which was partially offset by a $0.12 decrease in the price per gallon sold. The volume increase was a result of our recent capacity expansion efforts. The same factors affecting the quarterly ethanol price decrease explained above also affect the year to date price decrease. Dried distillers grains sales increased from approximately $45.3 million in the first nine months of fiscal year 2017 to approximately $65.8 million in the first nine months of fiscal year 2018, primarily a result of a $40.46 increase in the price per ton sold and a 4% increase in tons sold. The same factors affecting the quarterly dried distillers grains price increase explained above also affect the year to date price increase. Non-food grade corn oil sales decreased from approximately $15.4 million in the first nine months of fiscal year 2017 to approximately $15.0 million in the first nine months of fiscal year 2018, primarily a result of $0.05 decline in the price per pound sold, which was partially offset by a 15% increase in pounds sold. Modified distillers grains sales increased from approximately $5.6 million in the first nine months of fiscal year 2017 to approximately $8.1 million in the first nine months of fiscal year 2018, primarily a result of an $18.43 increase in the price per ton sold.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	270 million to 300 million gallons
Dried distillers grains	590,000 to 630,000 tons
Non-food grade corn oil	70 million to 90 million pounds
Modified distillers grains	170,000 to 225,000 tons

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

Gross profit for the third quarter of fiscal year 2018 was approximately $11.3 million (9.1% of net sales and revenue), which was approximately $7.0 million lower compared to approximately $18.3 million of gross profit (15.1% of net sales and revenue) for the third quarter of fiscal year 2017. The crush spread for the third quarter of fiscal year 2018 was approximately $0.13 per gallon of ethanol sold compared to the third quarter of fiscal year 2017 which was approximately $0.29 per gallon of ethanol sold. The increase of approximately $8.0 million in sales of dried distillers grains compared to the third quarter of fiscal year 2017 positively affected gross profit. The decrease of approximately $1.1 million in sales of non-food grade corn oil compared to the third quarter of fiscal year 2017 negatively affected gross profit. Grain accounted for approximately 76% ($84.9 million) of our cost of sales during the third quarter of fiscal year 2018 consistent with the approximately 76% ($78.2 million) during the third quarter of fiscal year 2017. Natural gas accounted for approximately 5% ($5.5 million) of our cost of sales during the third quarter of fiscal year 2018 consistent with the approximately 5% ($5.6 million) during the third quarter of fiscal year 2017.

Gross profit for the first nine months of fiscal year 2018 was approximately $38.5 million (10.3% of net sales and revenue), which was approximately $3.1 million lower compared to approximately $41.5 million of gross profit (12.1% of net sales and revenue) for the first nine months of fiscal year 2017. The crush spread for the first nine months of fiscal year 2018 was approximately $0.13 per gallon of ethanol sold compared to approximately $0.26 per gallon of ethanol sold for the first nine months of fiscal year 2017. The increase of approximately $20.5 million in sales of dried distillers grains compared to the first nine months of fiscal year 2017 positively affected gross profit. The increase of approximately $2.5 million in sales of modified distillers grains compared to the first nine months of fiscal year 2017 positively affected gross profit. The volume of ethanol sold during the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017 positively impacted gross profit by approximately $2.8 million. Grain accounted for approximately 77% ($256.7 million) of our cost of sales during the first nine months of fiscal year 2018 compared to approximately 76% ($229.1 million) during the first nine months of fiscal year 2017. Natural gas accounted for approximately 5% ($17.0 million) of our cost of sales during the first nine months of fiscal year 2018 compared to approximately 6% ($16.8 million) during the first nine months of fiscal year 2017.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sales contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Based on existing contracts at the end of the third quarter of fiscal year 2018, none of our forecasted ethanol, approximately 14% of our forecasted distillers grains and approximately 23% of our forecasted non-food grade corn oil production for the next 12 months are subject to fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $46.0 million for the remaining forecasted sales. Similarly, approximately 2% of our estimated corn usage for the next 12 months was subject to fixed-price contracts at the end of the third quarter of fiscal year 2018. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $33.9 million for the remaining forecasted grain purchases. At the end of the third quarter, approximately 39% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.3 million for the remaining forecasted natural gas purchases.

SG&A expenses for the third quarter of fiscal year 2018 were approximately $4.0 million, consistent with the third quarter of fiscal year 2017 amount of $4.3 million. SG&A expenses were approximately $12.6 million for the first nine months of fiscal year 2018, consistent with the first nine months of fiscal year 2017 amount of $12.4 million.

During the third quarters of fiscal years 2018 and 2017, we recognized income of approximately $0.6 million and $1.1 million, respectively, from our equity investment in Big River. Such income was approximately $2.2 million and approximately $1.9 million during the first nine months of fiscal year 2018 and 2017, respectively. Big River’s results in fiscal year 2017 were negatively impacted by an asset impairment charge related to an abandoned protein production project which reduced our equity method income by approximately $0.5 million. Big River has interests in four ethanol production plants that shipped approximately 424 million gallons in the trailing twelve months ended October 31, 2018 and has an effective ownership of ethanol gallons shipped for the same period of approximately 366 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.6 million for the third quarter of fiscal year 2018 versus approximately $0.5 million for the third quarter of fiscal year 2017. Interest and other income was approximately $1.4 million for the first nine months of fiscal year 2018 versus approximately $0.7 million for the first nine months of fiscal year 2017. In general, yields on our cash and other investments have improved during fiscal year 2018 compared to fiscal year 2017.

The benefit for income taxes was approximately $1.6 million in the third quarter of fiscal year 2018 compared to a provision of approximately $4.4 million in the third quarter of fiscal year 2017. The provision for income taxes was approximately $1.8 million in the first nine months of fiscal year 2018 compared to approximately $9.7 million in the first nine months of fiscal year 2017. The segment tax rate in the third quarter and first nine months of fiscal year 2018 was lower compared to the third quarter and first nine months of fiscal year 2017 as a result of the reduction in corporate tax rates in connection with the Tax Act and from the research and experimentation credits we expect to earn in fiscal year 2018 (and claim by filing amended returns for prior years).

Income related to noncontrolling interests was approximately $2.1 million during the third quarters of fiscal years 2018 and 2017. Income related to noncontrolling interests was approximately $4.6 million and approximately $4.4 million during the first nine months of fiscal years 2018 and 2017, respectively. These amounts represent the other owners’ share of the income of NuGen and One Earth.

Segment profit for the third quarter of fiscal year 2018 was approximately $7.9 million, which was approximately $1.2 million lower compared to the prior year third quarter profit of approximately $9.1 million. Segment profit for the first nine months of fiscal year 2018 was approximately $23.1 million, which was approximately $5.4 million higher compared to the first nine months of fiscal year 2017 profit of approximately $17.7 million. The increase from fiscal year 2017 results is primarily related to a lower provision for income taxes.

Refined Coal

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017. The following table summarizes sales from refined coal operations by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Sales of products, refined coal segment:
Refined coal [1]	$204	$193	$610	$193

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Refined coal sales were approximately $0.2 million in the third quarters of fiscal years 2018 and 2017 and were approximately $0.6 million and approximately $0.2 million in the first nine months of fiscal years 2018 and 2017, respectively. We expect future period sales to vary depending on fluctuations in demand from the site host utility which generally change based upon weather and other market conditions in the geographic markets the utility serves.

Gross loss was approximately $3.5 million and approximately $3.4 million in the third quarters of fiscal year 2018 and 2017, respectively. Gross loss was approximately $10.5 million and approximately $3.4 million in the first nine months of fiscal year 2018 and 2017, respectively. We expect future period gross loss to vary similar to the sales fluctuations described above. Based on the agreements in place that govern the operation, sales and purchasing activities of the refined coal plant, we expect the refined coal operation to continue operating at a gross loss. We expect that the ongoing losses will be subsidized by federal production income tax credits.

SG&A expenses were approximately $0.7 million and approximately $2.3 million in the third quarters of fiscal years 2018 and 2017, respectively. Such expenses were approximately $1.4 million and approximately $ 2.3 million in the first nine months of fiscal year 2018 and 2017, respectively. The decreases from the fiscal year 2017 amounts are primarily related to commission expense recognized in fiscal year 2017 associated with the refined coal acquisition during the third quarter of fiscal year 2017. We expect future period expenses to be less than $1.0 million per quarter.

Loss related to noncontrolling interests was approximately $0.2 million and approximately $0.3 million in the third quarter of fiscal years 2018 and 2017, respectively, and was approximately $0.5 million and approximately $0.3 million in the first nine months of fiscal years 2018 and 2017, respectively. This amount represents the other owners’ share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $8.3 million and approximately $9.9 million in the third quarters of fiscal years 2018 and 2017, respectively, and was approximately $19.9 million and approximately $9.9 million in the first nine months of fiscal years 2018 and 2017, respectively. The refined coal segment tax benefit is comprised of an estimated statutory benefit of its pre-tax losses and an estimated benefit from the Section 45 tax credits we expect to earn from producing and selling refined coal.

The amount of benefit we recognize during interim periods will fluctuate based on actual and expected production and profitability levels.

As a result of the foregoing, including the benefit of federal tax credits associated with refined coal production and sales, segment profit was approximately $4.3 million and approximately $4.5 million for the third quarters of fiscal years 2018 and 2017, respectively. Segment profit was approximately $8.5 million and approximately $4.5 million for the first nine months of fiscal years 2018 and 2017, respectively.

Corporate and Other

SG&A expenses for the third quarter of fiscal year 2018 were approximately $0.7 million, which was approximately $0.1 million lower compared to approximately $0.8 million of expenses for the third quarter of fiscal year 2017. These expenses for the first nine months of fiscal year 2018 were approximately $2.1 million, which was approximately $0.8 million lower compared to approximately $2.9 million for the first nine months of fiscal year 2017. The decrease is primarily related to higher professional expenses incurred during the first nine months of fiscal year 2017 associated with due diligence and other efforts related to researching the refined coal operations prior to our acquisition.

Interest and other income was approximately $0.3 million for the third quarter of fiscal year 2018 versus approximately $0.2 million for the third quarter of fiscal year 2017. Such income was approximately $0.8 million for the first nine months of fiscal year 2018 versus approximately $0.5 million for the first nine months of fiscal year 2017. The income has increased as yields on our excess cash have improved compared to fiscal year 2017.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $28.9 million for the first nine months of fiscal year 2018, compared to approximately $34.1 million for the first nine months of fiscal year 2017. For the first nine months of fiscal year 2018, cash was provided by net income of approximately $34.6 million, adjusted for non-cash items of approximately ($5.9) million, which consisted of depreciation, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $3.0 million during the first nine months of fiscal year 2018. An increase in the balance of accounts receivable used cash of approximately $2.8 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $0.9 million, which was primarily a result of the timing of receipt of raw materials. An increase in refundable income taxes used cash of approximately $1.7 million, which was primarily a result of recognizing the benefit of an expected filing of an amended income tax return to claim a refund for prior years. An increase in the balance of accounts payable provided cash of approximately $1.7 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $2.1 million which was primarily a result of unrecognized tax benefits related to certain tax credits.

Net cash provided by operating activities was approximately $34.1 million for the first nine months of fiscal year 2017. For the first nine months of fiscal year 2017, cash was provided by net income of approximately $24.8 million, adjusted for non-cash items of approximately $9.0 million, which consisted of depreciation and amortization, income from equity method investments, the deferred income tax provision and stock based compensation expense. Big River paid dividends to REX of approximately $4.0 million during the first nine months of fiscal year 2017. A decrease in the balance of accounts receivable provided cash of approximately $2.0 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $7.0 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first nine months of fiscal year 2017. An increase in the balance of accounts payable provided cash of approximately $2.2 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other current liabilities used cash of approximately $0.8 million which was primarily a result of payments of incentive compensation and real estate taxes.

At October 31, 2018, working capital was approximately $227.8 million, compared to approximately $217.2 million at January 31, 2018. The ratio of current assets to current liabilities was 12.6 to 1 at October 31, 2018 and 10.9 to 1 at January 31, 2018.

Cash of approximately $21.8 million was used in investing activities for the first nine months of fiscal year 2018, compared to approximately $31.1 million during the first nine months of fiscal year 2017. During the first nine months of fiscal year 2018, we had capital expenditures of approximately $8.0 million, the majority of which were capacity expansion projects at the One Earth and NuGen ethanol plants. We expect to spend between $2.0 million and $3.0 million during the remainder of fiscal year 2018 on various capital projects. During the first nine months of fiscal year 2018, we used cash of approximately $126.0 million for the purchase of United States treasury bills to increase the interest income we receive on our excess cash balances. As these were all short-term investments, approximately $112.1 million of the treasury bills matured during the first nine months of fiscal year 2018. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $31.1 million was used in investing activities for the first nine months of fiscal year 2017. During the first nine months of fiscal year 2017, we had capital expenditures of approximately $19.3 million, the majority of which were plant capacity expansion projects at the One Earth and NuGen ethanol plants. During the first nine months of fiscal year 2017, we used cash of approximately $12.0 for the refined coal acquisition.

Cash used in financing activities totaled approximately $19.7 million for the first nine months of fiscal year 2018 compared to approximately $1.0 million for the first nine months of fiscal year 2017. During the first nine months of fiscal year 2018, we used cash of approximately $18.4 million to purchase approximately 253,000 shares of our common stock in open market transactions. We will continue to monitor opportunities to purchase our common stock based upon our stock price performance. During the first nine months of fiscal year 2018, we used cash of approximately $1.7 million to purchase membership interests from and pay dividends to noncontrolling members of One Earth. During the first nine months of fiscal year 2018, we received approximately $0.4 million in capital contributions from the minority investor in the refined coal entity. We expect to continue to receive these capital contributions in the future as we expect the minority investor to continue funding its proportionate share of refined coal operating losses.

Cash used in financing activities totaled approximately $1.0 million for the first nine months of fiscal year 2017. During the first nine months of fiscal year 2017, we used cash of approximately $1.7 million to purchase membership interests from and pay dividends to noncontrolling members of One Earth. During the first nine months of fiscal year 2017, we received approximately $0.7 million in capital contributions from the minority investor in the refined coal entity.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 403,000 shares. We also plan to seek and evaluate investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria in addition to investing in highly liquid short-term securities.

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature June 1, 2019 as extended. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the nine months ended October 31, 2018. These agreements do not contain any financial covenants.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At October 31, 2018, One Earth and NuGen combined have forward purchase contracts for approximately 6.5 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through March 2019. At October 31, 2018, One Earth and NuGen have combined sales commitments for approximately 37.9 million gallons of ethanol, approximately 109,000 tons of distillers grains and approximately 19.1 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the majority of the ethanol, distillers grains and non-food grade corn oil through January 2019. None of our forecasted ethanol sales for the next 12 months has been sold under fixed-price contracts. The effect of a 10% adverse move in the price of ethanol from the current pricing would result in a decrease in annual revenues of approximately $35.7 million. Approximately 14% of our forecasted distillers grains sales for the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse move in the price of distillers grains from the current pricing would result in a decrease in annual revenues of approximately $8.6 million. Approximately 23% of our forecasted non-food grade corn oil sales for the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse move in the price of non-food grade corn oil from the current pricing would result in a decrease in annual revenues of approximately $1.6 million. Similarly, approximately 2% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse move in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $33.9 million. Approximately 39% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse move in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.3 million.

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

Item 1A. Risk Factors

During the nine months ended October 31, 2018, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. None of our consolidated subsidiaries have restrictions on their ability to pay dividends to us. During the first nine months of fiscal year 2018, One Earth paid dividends to REX of approximately $5.1 million. During the first nine months of fiscal year 2018, NuGen did not pay dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2018	—	$—	—	427,181
September 1-30, 2018	2,000	73.78	2,000	425,181
October 1-31, 2018	22,561	71.97	22,561	402,620
Total	24,561	$72.12	24,561	402,620

(1)	On March 20, 2018, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At October 31, 2018, a total of 402,620 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar Rizvi (Zafar Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	December 3, 2018

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	December 3, 2018
41