Form 10-K
period 2019-01-31
REX AMERICAN RESOURCES Corp
filed 2019-03-29
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2019           COMMISSION FILE NO. 001-09097

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

At the close of business on July 31, 2018 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 696,789 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $435,431,150.

There were 6,274,419 shares of the registrant’s Common Stock outstanding as of March 28, 2019.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 12, 2019 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, our ethanol and refined coal plants operating efficiently and according to forecasts and projections, changes in the international, national or regional economies, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy, changes in foreign currency exchange rates and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A.

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

Overview

REX was incorporated in Delaware in 1984 as a holding company. Our principal offices are located at 7720 Paragon Road, Dayton, Ohio 45459. Our telephone number is (937) 276-3931. We have been an investor in ethanol production facilities beginning in 2006. We are currently invested in three ethanol production entities; we have a majority ownership interest in two of these entities. We also own a majority interest in an entity that owns and operates a refined coal facility. We may make additional investments in the energy or other industries in the future. In the third quarter of fiscal year 2017, we began reporting the results of our refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility (see Note 4 to the Consolidated Financial Statements). Prior to the acquisition, we had one reportable segment, ethanol. Beginning with the third quarter of fiscal year 2017, we have two reportable segments: i) ethanol and by-products and ii) refined coal.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market prices of ethanol and distillers grains are not always directly related to corn prices, at times ethanol and/or distillers grains prices may lag movements in corn prices. In an environment of higher corn prices or lower ethanol/distillers grains prices, the overall margin structure at the plants could be reduced. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

Commodity prices in fiscal year 2018 were subject to significant volatility. For fiscal year 2018, the average Chicago Board of Trade (“CBOT”) near-month corn price ranged from a low of approximately $3.40 per bushel in July 2018 to a high of approximately $4.08 per bushel in May 2018. Corn prices were impacted throughout the year from consecutive strong corn harvests in 2017 and 2018. Ethanol prices had significant fluctuations ranging from a low of approximately $1.20 per gallon in November 2018 to a high of approximately $1.53 per gallon in March 2018. Ethanol prices were influenced by many factors throughout the year including domestic demand, record exports and increases in U.S. ethanol production. Ethanol prices in 2018 were negatively impacted, in part, by increased small refiner waivers granted by the Environmental Protection Agency (“EPA”) and the resulting reductions to the Renewable Fuel Standard (“RFS”) obligations and ethanol demand.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, for approximately $12.0 million the entire ownership interest of an entity that owns a refined coal facility. We began operating the refined coal facility immediately after the acquisition. We expect that the refined coal operating results will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code (“IRC”). In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test every six months, through an independent laboratory, the effectiveness of our process with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold for a given calendar year, which for 2018 is $7.03 per ton.

Net income attributable to REX common shareholders was approximately $31.6 million in fiscal year 2018 compared to approximately $39.7 million in fiscal year 2017. The current year benefitted from reductions in our effective tax rate resulting from the impact of federal production tax credits associated with our refined coal operations and from the impact of research and experimentation credits associated with our ethanol and by-products operations. Fiscal year 2017 benefitted from the impact of tax reform legislation as we remeasured our net deferred tax liabilities at a significantly lower tax rate. Gross profit in fiscal year 2018 was significantly lower compared to fiscal year 2017, primarily a result of lower ethanol crush spreads and the impact of our refined coal facility which generated a gross loss for a full year of operations in fiscal year 2018 compared to a partial year of operations in fiscal year 2017. Due to the inherent volatility of commodity prices within the ethanol industry, the uncertainty regarding future refined coal production and associated financial results, we cannot predict the likelihood of future operating results being similar to the fiscal year 2018 results.

During fiscal year 2013, we entered into a joint venture with Hytken HPGP LLC (“Hytken”) to file and defend patents for eSteam technology relating to heavy oil and oil sands production methods, and to attempt to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. To date, we have paid approximately $2.0 million to purchase our ownership interest and fund patent and other expenses. We have not successfully demonstrated that the technology is commercially feasible. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC (“Future Energy”), an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken.

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

We have equity investments in three entities engaged in the production of ethanol as of January 31, 2019. The following table is a summary of our ethanol investments at January 31, 2019 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	141.9	75.1%	106.6
NuGen Energy, LLC	143.9	99.5%	143.2
Big River Resources, LLC:
Big River Resources W Burlington, LLC	109.8	10.3%	11.3
Big River Resources Galva, LLC	128.8	10.3%	13.3
Big River United Energy, LLC	131.7	5.7%	7.5
Big River Resources Boyceville, LLC	58. 3	10.3%	6.0
Total	714. 4		287.9

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

According to the Renewable Fuels Association (“RFA”), the United States ethanol industry produced an estimated 16.1 billion gallons of ethanol in 2018. Approximately 14.5 billion gallons were blended domestically and approximately 1.7 billion gallons were exported in 2018. According to the RFA, as of January 2019, the United States ethanol industry consists of 210 plants (199 operating) in 27 states with an annual capacity of approximately 16.5 billion gallons (approximately 16.0 billion gallons at operating plants) of ethanol production. The RFA estimates that, as of January 2019, approximately 350 million gallons per year of additional production capacity is under construction or expansion.

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

Pursuant to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol was maintained at 15.0 billion gallons, 2019 is the second consecutive year the total proposed renewable volume obligations (“RVOs”) are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the reset rulemaking process and the EPA will modify statutory volumes through 2022 based upon the same factors used to set the post 2022 RVOs. These factors include environmental impact, domestic energy security, expected production, infrastructure, consumer costs, job creation, agriculture commodities, food prices and rural economic development.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Certain obligated parties petitioned the EPA to move the point of obligation from refiners and importers of fuel to fuel blenders. In November 2017, the EPA denied this petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold. In March 2019, the EPA sent reform measures to the White House to control speculation in RIN values by barring trading from non-industry participants, publicizing large RIN positions, limiting the length of time a non-obligated party can hold RINs and increasing the compliance frequency to quarterly rather than annually.

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

Under the RFS II, a small refiner that processes less than 75,000 barrels per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA granted significantly more of these waivers for 2016 and 2017 than they had for previous years, totaling approximately 2.6 billion gallons of waived requirement for the two years combined. This effectively reduced the RFS II mandated volumes for those compliance years by those waived amounts, and has lowered RIN values significantly over the past calendar year.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light. To date, the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. Even if all the obligated parties comply with their respective percentage obligations for 2019, the country’s overall supply of renewable fuel will not meet the total volume requirements set by the EPA. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

Ethanol Production

The plants we have invested in are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, chemicals and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with a denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed, which recovers a portion of the corn cost not absorbed in ethanol production. Depending on market and operating conditions, we may also sell modified distillers grains or wet distillers grains by removing less liquid content compared to DDGS. We also generate revenues from the sale of non-food grade corn oil produced at our facilities. Non-food grade corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Most regular gasoline is produced using blendstock with an octane rating of 84, which is then increased to 87 (the minimum octane rating required in most states) by adding 10% ethanol according to the RFA. The industry is attempting to expand the E-85 market, as well as to raise the federal cap on ethanol blend above the current 10% for most vehicles in use. The EPA has approved the use of 15% ethanol (“E-15”) in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. However, the EPA did not grant E-15 the same vapor pressure waiver as E-10 so it can only currently be sold from September 16 through May 31 for those vehicles in most markets. On March 12, 2019, the EPA issued a proposed rule to remove the summer ban. The proposed rule is subject to a public hearing and comments.

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

Refined Coal Overview

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owns a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applies two separate chemicals to convert feedstock coal into refined coal, which is sold to the end user of the refined coal. We expect that the refined coal operating results will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code (“IRC”). In order to maintain compliance with Section 45 of the IRC, we are required to test every six months, through an independent laboratory, the effectiveness of our process with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold for a given calendar year, which for 2018 is $7.03 per ton.

Section 45 of the IRC was created by Congress to encourage the development and use of environmentally sound solutions to control harmful emissions during energy production and to facilitate and move the United States towards better compliance with global environmental energy standards. The American Jobs Creation Act of 2004 amended Section 45 of the IRC by adding provisions to incentivize the production of emission reducing refined coal. To qualify for tax credits under Section 45 of the IRC, a process must reduce coal emissions of nitrogen oxide by 20% and either sulfur dioxide or mercury by 40%. The tax credits can be earned for refined coal produced and sold by our facility through November 2021.

Facilities

At January 31, 2019, our consolidated ethanol entities own a combined 477 acres of land and two facilities that shipped a combined quantity of approximately 286 million gallons of ethanol in fiscal year 2018. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio. We own a refined coal plant that is located on leased property on the site of an electrical generating station.

Employees

At January 31, 2019, we had 127 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

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

According to the RFA, the ethanol industry has grown from approximately 1.5 billion gallons of domestic annual ethanol production in 1999 to approximately 16.1 billion gallons in 2018. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

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

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, the value of the U.S. dollar and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. Much of the Midwestern United States experienced drought conditions during 2012 which led to a smaller harvest of corn and increased corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economic terms due to regional supply shortages, transportation issues, or unfavorable local pricing. Such a shortage or price impact could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

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

According to the RFA, domestic ethanol production capacity is approximately 16.5 billion gallons per year as of January 2019. The RFA estimates that, as of January 2019, approximately 350 million gallons per year of additional production capacity is under construction or expansion. Certain operating plants have qualified as efficient ethanol producers through the EPA pathway assessment, and are expanding, or planning to expand their capacity. The EPA set the RFS requirement to be satisfied by corn-derived ethanol at 15.0 billion gallons for 2018 and 2019. However, the RFS requirements have been reduced through small refiner waivers issued by the EPA. These waivers were in the amount of approximately 2.6 billion gallons of ethanol for 2016 and 2017 combined. There have been no rulings on waiver requests for subsequent years. Excess capacity in the ethanol industry could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The United States exported approximately 1.7 billion gallons of ethanol in 2018. If producers and exporters of ethanol are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export ethanol. Brazil, China and the European Union all have trade barriers or tariffs against U.S. fuel ethanol. In 2013, the European Union imposed a five year tariff of $83.33 per metric ton on U.S. fuel ethanol to discourage foreign competition. Effective January 1, 2017, China indicated its intention to raise its 5% tariff on U.S. and Brazil fuel ethanol to 30%. On April 1, 2018, China raised their tariff rate to 45%, and later raised it to 70% in the U.S. and China trade war. On September 1, 2017, Brazil imposed a 20% tariff on U.S. fuel ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff is valid for two years. Furthermore, unfavorable changes in foreign currency exchange rates could reduce the demand for United States ethanol exports. This could result in an oversupply of ethanol in the United States which could have a material adverse effect on the results of our ethanol operations.

Exports of distillers grains produced in the United States have been increasing in recent years. In 2018, approximately 12.1 million metric tons (“mmt”) were exported of the approximately 41.3 mmt produced in the U.S. However, the export market may be jeopardized if foreign governments impose trade barriers or other measures to protect the foreign local markets. The Chinese export market became less than 2% of global shipments in 2018 due to punitive tariffs established beginning January 2017 in effect for 5 years per the RFA. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to foreign customers, there may be a reduction in the price of distillers grains in the United States. In addition, foreign currency exchange rate fluctuations could reduce the demand for United States exports of distillers grains. Declines in the price we receive for our distillers grains could lead to decreased revenues and may result in our inability to operate our ethanol plants profitably.

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

Pursuant to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol was maintained at 15 billion gallons, 2019 is the second consecutive year the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the reset rulemaking process and the EPA will modify statutory volumes through 2022 based upon the same factors used to set the post 2022 RVOs. These factors include environmental impact, domestic energy security, expected production, infrastructure, consumer costs, job creation, agriculture commodities, food prices and rural economic development.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. As a result of fluctuations in RINs pricing, certain obligated parties have petitioned the EPA and filed court actions to change the point of obligation or to seek relief from their obligation. The EPA has granted small refiner waivers for 2016 and 2017 totaling approximately 2.6 billion gallons. This action has already led to reduced values for RINs and further action could decrease RIN values and ethanol pricing.

In March 2019, the EPA sent reform measures to the White House to control speculation in RIN values by barring trading from non-industry participants, publicizing large RIN positions, limiting the length of time a non-obligated party can hold RINs and increasing the compliance frequency to quarterly rather than annually. This could provide for further uncertainty in RIN values.

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

On February 22, 2019, the U.S. EPA published a notice in the Federal Register announcing a proposed consent decree that would require the agency to complete an anti-backsliding study on the RFS by March 30, 2020. A public comment period on the notice is open through March 25, 2019. According to information released by the EPA, the anti-backsliding study will consider whether the renewable fuel volumes required under the RFS by the Clean Air Act adversely impact air quality as a result of changes in vehicle and engine air pollutant emissions.

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

Our ethanol production facilities are subject to extensive air, water and other environmental regulations. We have had to obtain numerous permits to construct and operate our plants. Regulatory agencies could impose conditions or other restrictions in the permits that are detrimental, or which increase our costs. More stringent federal or state environmental regulations could be adopted which could significantly increase our operating costs or require us to expend considerable resources.

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

An estimated 29% of distillers grains produced in the United States were exported in 2018. The price of distillers grains has benefitted from the exports of the product. In recent years, certain countries have refused to import U.S. distillers grains for a variety of reasons. If export shipments are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

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

The refined coal operation receives tax credits by selling its refined coal to an unrelated party. The unrelated party is not obligated to continue purchasing refined coal from us. Our user of refined coal could convert its fuel source to natural gas, oil or some other source instead of coal depending on the price of natural gas, oil or other sources relative to that of coal. If the unrelated party ceases to purchase refined coal from us, we would attempt to move our refined coal plant to a different location, which could require us to invest additional capital, or to find a different user to purchase our refined coal. In addition, we may not be able to find a suitable location to move our refined coal plant to or find a different user to purchase our refined coal in a timely manner. Market demand for coal may also decline as a result of an economic slowdown. Sustained low natural gas prices may also cause users of coal to phase out or close existing coal using operations. If users of coal burn less coal or eliminate the use of coal there would be less need for our product. A reduction or cessation of refined coal sales could have a material impact on our results of operations.

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

We will have to generate taxable income to utilize the Section 45 federal production tax credits.

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

During fiscal year 2013, we invested in eSteam, a new technology utilizing steam to extract deep heavy oil. Cumulatively, we have spent approximately $2.0 million on this patented but unproven technology. To date, we have not tested or proven the viability of the technology. In addition, low energy and crude oil prices may make eSteam technology less attractive to potential users. If we cannot demonstrate that the technology is commercially feasible, we may incur additional losses.

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

When testing and operating the eSteam technology, we may cause environmental damage, as we would be injecting water and other fluids into the ground to generate underground steam in order to extract oil. We could be subject to significant penalties and fines if we were to cause environmental damage.

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

We intend to continue seeking growth opportunities. Acquisitions and similar transactions involve many risks that could harm our business, which include:

•	The anticipated benefits of these transactions may not be fully realized, or take longer to realize than expected,
•	Future acquisitions could result in operating losses or loss of investment, and
•	Future acquisitions may involve incurring debt to complete these transactions, which could have a material adverse effect on our financial condition.
21

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information required by this Item 2 is set forth in Item 1 of this report under “Ethanol Investments” and “Facilities” and is incorporated herein by reference.

Item 3.	Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that any current proceedings will not have a material adverse effect on our financial condition or results of operations.

Executive Officers of the Company

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	64	Executive Chairman of the Board*
Zafar Rizvi	69	Chief Executive Officer and President*
Douglas Bruggeman	58	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	69	Secretary*

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

As of March 28, 2019, there were 85 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

We did not pay dividends in the current or prior years. We (including our consolidated subsidiaries) currently have no restrictions on the payment of dividends. Our minority owned ethanol subsidiary has restrictions on its ability to pay dividends to members (including REX). Our consolidated subsidiary, One Earth, paid dividends to REX of approximately $13.4 million, $10.2 million and $10.2 million during fiscal years 2018, 2017 and 2016, respectively. Our consolidated subsidiary, NuGen, paid dividends to REX of approximately $7.4 million and $15.7 million during fiscal years 2017 and 2016, respectively. NuGen paid no dividends to REX during fiscal year 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2018	—	$—	—	402,620
December 1-31, 2018	52,559	$65.13	52,559	350,061
January 1-31, 2019	200	$67.03	200	349,861
Total	52,759	$65.14	52,759	349,861

(1)	On March 20, 2018, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2019, a total of 349,861 shares remained available to purchase under this authorization.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of Pacific Ethanol, Inc. and Green Plains, Inc. for the period commencing January 31, 2014 and ended January 31, 2019. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2014 and reinvestment of all dividends.

Item 6.	Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of net sales and revenue and gross profit, income from ethanol investments, the benefit/provision for income taxes and the refined coal acquisition. These items have fluctuated significantly in recent years and may affect comparability of years.

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2019	2018	2017	2016	2015

Statement of Operations Data:
Net sales and revenue	$486,671	$452,586	$453,799	$436,488	$572,230
Gross profit	30,215	44,161	71,039	50,834	141,939
Selling, general and administrative expenses	(20,551)	(24,060)	(21,388)	(19,813)	(19,422)
Equity in income of unconsolidated ethanol affiliates	1,536	3,232	6,144	8,984	32,229
(Loss) gain on sale of investment	—	(13)	192	10,385	—
Benefit (provision) for income taxes	22,922	19,519	(17,393)	(14,108)	(49,649)
Net income attributable to REX common shareholders	31,645	39,706	32,333	31,436	87,337
Diluted net income per share attributable to REX common shareholders	$4.91	$6.02	$4.91	$4.30	$10.76
24

January 31,	2019	2018	2017	2016	2015

Balance Sheet Data:
Cash and cash equivalents	$188,531	$190,988	$188,576	$135,765	$137,697
Current assets	250,621	239,034	226,517	179,360	175,745
Property and equipment – net	182,521	197,827	182,761	189,976	194,447
Deferred taxes - long term liability	4,185	21,706	41,135	38,304	42,768
Noncontrolling interests	52,334	50,434	47,839	44,496	42,993
Total REX shareholders’ equity	$392,937	$381,492	$340,435	$311,263	$349,971

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have been an investor in ethanol production facilities beginning in 2006 and a refined coal production facility in 2017. We currently have equity investments in three ethanol production entities, two of which are majority ownership interests, and a majority ownership in one refined coal production entity. We may make additional alternative energy investments in the future.

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

Commodity prices in fiscal year 2018 were subject to significant volatility. For fiscal year 2018, the average Chicago Board of Trade (“CBOT”) near-month corn price ranged from a low of approximately $3.40 per bushel in July 2018 to a high of approximately $4.08 per bushel in May 2018. Corn prices were impacted throughout the year from consecutive strong corn harvests in 2017 and 2018. Ethanol prices had significant fluctuations ranging from a low of approximately $1.20 per gallon in November 2018 to a high of approximately $1.53 per gallon in March 2018. Ethanol prices were influenced by many factors throughout the year including domestic demand, record exports and increases in U.S. ethanol production. Ethanol prices in 2018 were negatively impacted, in part, by increased small refiner waivers granted by the Environmental Protection Agency (“EPA”) and the resulting reductions to the Renewable Fuel Standard (“RFS”) obligations and ethanol demand.

On August 10, 2017, we, through a 95.35% owned subsidiary, purchased the entire ownership interest of an entity that owns a refined coal facility for approximately $12.0 million. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions and other requirements as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test every six months, through an independent laboratory, the effectiveness of our process with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold for a given calendar year, which for 2018 is $7.03 per ton.

Net income attributable to REX common shareholders was approximately $31.6 million in fiscal year 2018 compared to approximately $39.7 million in fiscal year 2017. The current year benefitted from reductions in our effective tax rate resulting from the impact of federal production tax credits associated with our refined coal operations and from the impact of research and experimentation credits associated with our ethanol and by-products operations. Fiscal year 2017 benefitted from the impact of tax reform legislation as we remeasured our deferred tax liabilities at a significantly lower tax rate. Gross profit in fiscal year 2018 was significantly lower compared to fiscal year 2017, primarily a result of lower ethanol crush spreads and the impact of our refined coal facility which generated a gross loss for a full year of operations in fiscal year 2018 compared to a partial year of operations in fiscal year 2017. Due to the inherent volatility of commodity prices within the ethanol industry, the uncertainty regarding future refined coal production and associated financial results, we cannot predict the likelihood of future operating results being similar to the fiscal year 2018 results.

We plan to seek and evaluate various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Through a wholly owned subsidiary REX I.P., LLC, we entered, during fiscal year 2013, into a joint venture to file and defend patents for technology relating to heavy oil and oil sands production methods, and to attempt to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC, an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken.

We agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid approximately $2.0 million to purchase our ownership interest and fund patent and other expenses. We have not tested or proven the commercial feasibility of the technology.

Ethanol Investments

In fiscal year 2006, we entered the ethanol industry by investing in several entities organized to construct and, subsequently operate, ethanol producing plants. We are invested in three entities as of January 31, 2019, utilizing equity investments. The following table is a summary of our ethanol investments at January 31, 2019 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	141.9	75.1%	106.6
NuGen Energy, LLC	143.9	99.5%	143.2
Big River Resources, LLC:
Big River Resources W Burlington, LLC	109.8	10.3%	11.3
Big River Resources Galva, LLC	128.8	10.3%	13.3
Big River United Energy, LLC	131.7	5.7%	7.5
Big River Resources Boyceville, LLC	58.3	10.3%	6.0
Total	714.4		287.9

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as that discussion reflects how management views and monitors our business.

Comparison of Fiscal Years 2018 and 2017 (Consolidated Results)

Net Sales and Revenue – Net sales and revenue in fiscal year 2018 were approximately $486.7 million, a 7.5% increase from approximately $452.6 million in fiscal year 2017. The increase was primarily caused by higher sales in our ethanol and by-products segment of approximately $33.7 million.

Gross Profit – Gross profit was approximately $30.2 million in fiscal year 2018, or 6.2% of net sales and revenue, versus approximately $44.2 million in fiscal year 2017 or 9.8% of net sales and revenue. Gross profit for fiscal year 2018 decreased by approximately $7.7 million compared to fiscal year 2017 as a result of operations in the ethanol and by-products segment and by approximately $6.3 million as a result of operations in the refined coal segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2018 were approximately $20.6 million (4.2% of net sales and revenue), a decrease of approximately $3.5 million or 14.6% from approximately $24.1 million (5.3% of net sales and revenue) for fiscal year 2017. A majority of the decrease results from lower incentive compensation expense associated with lower profitability levels in fiscal year 2018 compared to fiscal year 2017 as well as the modification of our executive compensation program to include a one-time cumulative earnings adjustment for fiscal year 2018. The decrease was also related to professional fees and commission expense associated with the refined coal acquisition, which were lower in fiscal year 2018 compared to fiscal year 2017.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2018 and 2017, we recognized income of approximately $1.5 million and $3.2 million, respectively, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Income recognized in fiscal year 2017 was reduced by approximately $0.8 million as a result of an impairment charge Big River incurred. Our investment in Big River, which has interests in four ethanol production plants, has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2019 of approximately 370 million gallons. The decline in income from fiscal year 2017 is reflective of industry conditions.

We expect the operating experience of Big River to be generally consistent with the trends in crush spread margins described in the “Overview” section as Big River’s results are dependent on the same key drivers as our other ethanol investments (ethanol, corn, dried distillers grains and natural gas pricing). Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to the fiscal year 2018 results.

Interest and Other Income – Interest and other income for fiscal year 2018 was approximately $3.4 million compared to approximately $2.1 million for fiscal year 2017. Interest income has increased as yields on our excess cash have improved compared to fiscal year 2017. Fiscal year 2017 income includes federal grants of approximately $0.7 million.

Income Before Income Taxes – As a result of the foregoing, income before income taxes was approximately $14.6 million for fiscal year 2018 versus approximately $25.4 million for fiscal year 2017.

Provision for Income Taxes – Our effective tax rate was a benefit of 157.1% and 76.9% for fiscal years 2018 and 2017, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. Our effective tax rate decreased by 145.2% in fiscal year 2018 (approximately $21.2 million) and by 45.4% in fiscal year 2017 (approximately $11.5 million) as a result of federal production tax credits earned by our refined coal facility. The amount of these credits earned in future periods will vary with refined coal production levels. During fiscal year 2018, our effective tax rate decreased by 77.8% (approximately $11.4 million) as a result of research and experimentation credits earned by our ethanol plants over a multi-year period. The amount of these credits earned in future periods will vary depending on the level of qualifying research expenditures at our ethanol plants. Primarily related to the research and experimentation credits, the provision for uncertain tax positions increased our effective tax rate by 47.1% (approximately $6.9 million) in fiscal year 2018. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) reduced the federal income tax rate on corporations from 35% to 21%, which resulted in a benefit of 56.6% (approximately $14.4 million) to our effective tax rate in fiscal year 2017 as our deferred tax liabilities were remeasured at the lower federal income tax rate.

Net Income – As a result of the foregoing, net income was approximately $37.5 million for fiscal year 2018 versus approximately $44.9 million for fiscal year 2017.

Noncontrolling Interests– Income attributable to noncontrolling interests was approximately $5.9 million and $5.2 million during fiscal years 2018 and 2017, respectively, and represents the other owners’ share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy. Income attributable to noncontrolling interests of One Earth and NuGen were approximately $5.8 million and $0.1 million, respectively, during fiscal year 2018 and were approximately $5.6 million and $0.1 million, respectively, during fiscal year 2017. The loss attributable to noncontrolling interests of the refined coal entity was approximately $0.7 million and approximately $0.5 million during fiscal years 2018 and 2017, respectively. We do not expect to recover any portion of the noncontrolling interests holder’s share of prior Future Energy losses, thus, we recognized approximately $0.7 million of expense in fiscal year 2018.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $31.6 million for fiscal year 2018 compared to $39.7 million for fiscal year 2017.

Business Segment Results

We have two reportable segments, i) ethanol and by-products and ii) refined coal. In fiscal year 2017, we began reporting the results of our refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility. Prior to the acquisition, we had one reportable segment, ethanol.

The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 16, our chief operating decision maker (as defined by Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”) evaluates the operating performance of our business segments using net income attributable to REX common shareholders. The following tables summarize segment and other results and assets (amounts in thousands):

	Fiscal Year
Net sales and revenue:	2018	2017

Ethanol and by-products	$485,885	$452,153
Refined coal [1]	786	433
Total net sales and revenue	$486,671	$452,586

Segment gross profit (loss):

Ethanol and by-products	$43,856	$51,509
Refined coal	(13,641)	(7,348)
Total gross profit	$30,215	$44,161

Income (loss) before income taxes:

Ethanol and by-products	$31,545	$38,352
Refined coal	(15,204)	(10,021)
Corporate and other	(1,753)	(2,938)
Total income before income taxes	$14,588	$25,393

Benefit (provision) for income taxes:

Ethanol and by-products	$(2,343)	$3,245
Refined coal	24,674	15,168
Corporate and other	591	1,106
Total benefit for income taxes	$22,922	$19,519
29

	Fiscal Year
Segment profit (loss):	2018	2017

Ethanol and by-products	$23,346	$35,880
Refined coal	10,148	5,628
Corporate and other	(1,849)	(1,802)
Net income attributable to REX common shareholders	$31,645	$39,706

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

Ethanol and by-products Segment

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses. The following table summarizes selected data from One Earth and NuGen:

	Fiscal Year
	2018	2017

Average selling price per gallon of ethanol	$1.29	$1.40
Gallons of ethanol sold (in millions)	285.8	256.0
Average selling price per ton of dried distillers grains	$142.20	$105.89
Tons of dried distillers grains sold	600,689	596,099
Average selling price per pound of non-food grade corn oil	$0.25	$0.29
Pounds of non-food grade corn oil sold (in millions)	81,758	73,817
Average selling price per ton of modified distillers grains	$59.42	$45.87
Tons of modified distillers grains sold	201,133	185,848
Average cost per bushel of grain	$3.46	$3.35
Average cost of natural gas (per mmbtu)	$3.33	$3.75

The following table summarizes sales from One Earth and NuGen, by product group (amounts in thousands):

	Fiscal Year
Product or Service Category	2018	2017

Ethanol	$368,319	$359,239
Dried distillers grains	85,417	63,120
Non-food grade corn oil	20,097	21,195
Modified distillers grains	11,950	8,525
Other	102	74
Total	$485,885	$452,153

Ethanol sales increased from approximately $359.2 million in the prior year to approximately $368.3 million in the current year, primarily a result of an increase of 29.8 million gallons (11.6%) sold during fiscal year

2018. The increase in gallons sold is attributable to the capacity expansion projects we have invested in over the last several years. The volume increase was offset by a $0.11 decline in the price per gallon sold. Dried distillers grains sales increased from approximately $63.1 million in the prior year to approximately $85.4 million in the current year, primarily a result of a $36.31 increase in the price per ton sold. Management believes the price increase is primarily related to stronger export markets in fiscal year 2018 compared to fiscal year 2017. Non-food grade corn oil sales decreased from approximately $21.2 million in the prior year to approximately $20.1 million in the current year, primarily a result of a decrease of $0.04 in the price per pound sold during fiscal year 2018. The price decrease was partially offset by a 10.8% increase in pounds sold during fiscal year 2018. Similar to the ethanol increase, capacity expansion projects undertaken over the last several years are the primary reason for the increase in pounds sold and is consistent with the increased ethanol production. Modified distillers grains sales increased from approximately $8.5 million in the prior year to approximately $12.0 million in the current year, primarily a result of an increase of $13.55 in the price per ton sold during fiscal year 2018. In addition tons of modified distillers grains sold increased 8.2% in fiscal year 2018 compared to fiscal year 2017. We expect that sales of One Earth and NuGen in future periods will be based upon the following:

Product	Annual Sales Quantity

Ethanol	275 million to 300 million gallons
Dried distillers grains	580,000 to 650,000 tons
Non-food grade corn oil	70 million to 100 million pounds
Modified distillers grains	170,000 to 225,000 tons

This expectation assumes that One Earth and NuGen will operate at slightly above historical production levels, based upon recent plant expansion projects, which is dependent upon market conditions, plant profitability and efficient plant operations. We expect production rates at the NuGen ethanol facility to be below historical levels during the first quarter of fiscal year 2019 as weather-related logistical delays have negatively impacted operations. We may vary the amounts of ethanol, dried and modified distillers grains and corn oil produced, and thus, the resulting sales, based upon market conditions. NuGen and One Earth have received the EPA pathway approval and have permits to increase each of their production levels to 150 million gallons annually.

Gross profit was approximately $43.9 million in fiscal year 2018, or 9.0% of net sales and revenue which was approximately $7.7 million lower compared to approximately $51.5 million of gross profit in fiscal year 2017 or 11.4% of net sales and revenue. The crush spread for fiscal year 2018 was approximately $0.09 per gallon of ethanol sold compared to approximately $0.23 per gallon of ethanol sold during fiscal year 2017. The increase of approximately $22.3 million in sales of dried distillers grains compared to the prior year positively affected gross profit. Grain accounted for approximately 77% ($341.1 million) of our cost of sales during fiscal year 2018 compared to approximately 75% ($302.1 million) during fiscal year 2017. Natural gas accounted for approximately 6% ($24.7 million) of our cost of sales during fiscal year 2018 consistent with approximately 6% ($25.2 million) during fiscal year 2017. The increase of approximately $3.4 million in sales of modified distillers grains compared to the prior year positively affected gross profit. In addition, corn oil sales negatively impacted gross profit in fiscal year 2018 by approximately $1.1 million compared to fiscal year 2017. Real estate taxes were approximately $4.7 million lower in fiscal year 2018 compared to fiscal year 2017 as a result of disputed assessments being settled, and related taxes refunded to the Company. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent with prices in historical periods.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities. None of our forecasted ethanol, approximately 11% of our forecasted distillers grains and approximately 23% of our forecasted non-food grade corn oil production during the next 12 months have been sold under fixed-price contracts. The effect of a 10% adverse change in the price of ethanol, distillers grains and non-food grade corn oil from the current pricing would result in a decrease in annual revenues in fiscal year 2019 of approximately $45.3 million. Similarly, approximately 2% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of corn from current pricing would result in an increase in annual cost of goods sold in fiscal year 2019 of approximately $36.9 million. Approximately 29% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from current pricing would result in an increase in annual cost of goods sold in fiscal year 2019 of approximately $1.7 million.

Selling, general and administrative expenses for fiscal year 2018 were approximately $16.2 million (3.3% of net sales and revenue) compared to approximately $17.8 million (3.9% of net sales and revenue) for fiscal year 2017. A majority of the decrease results from lower incentive compensation expense associated with lower profitability levels in fiscal year 2018 compared to fiscal year 2017 as well as our executive compensation program was modified to include a one-time cumulative earnings adjustment for fiscal year 2018. This decrease was partially offset by increases in ethanol freight expense and professional fees in fiscal year 2018 compared to fiscal year 2017.

During fiscal years 2018 and 2017, we recognized income of approximately $1.5 million and $3.2 million, respectively, from our equity investment in Big River. Our investment in Big River, which has interests in four ethanol production plants, has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2019 of approximately 370 million gallons.

Interest and other income was approximately $2.5 million for fiscal year 2018 compared to approximately $1.6 million for fiscal year 2017. The income has increased as yields on our excess cash have improved compared to fiscal year 2017. Fiscal year 2017 income includes federal grants of approximately $0.7 million.

Income related to noncontrolling interests was approximately $5.9 million and approximately $5.7 million during fiscal years 2018 and 2017, respectively. These amounts represent the other owners’ share of the income of NuGen and One Earth.

The provision for income taxes was approximately $2.3 million in fiscal year 2018 compared to a benefit for income taxes of approximately $3.2 million in fiscal year 2017. During fiscal year 2018, we recognized the tax benefits of research and experimentation credits earned by our ethanol plants. These credits significantly reduced the tax provision during fiscal year 2018. The Tax Act was enacted on December 22, 2017 and became effective January 1, 2018, making significant changes to the Internal Revenue Code. Among other provisions, the Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. Accordingly, the carrying value of our deferred tax liabilities was materially decreased, resulting in an income tax benefit for fiscal year 2017.

Segment profit for fiscal year 2018 was approximately $23.3 million, a decrease of approximately $12.6 million from approximately $35.9 million for fiscal year 2017. The decrease from fiscal year 2017 results is primarily related to lower gross profit levels in fiscal year 2018 compared to fiscal year 2017 and a tax benefit recognized in fiscal year 2017 related to remeasuring deferred tax liabilities as the Tax Act lowered the statutory federal income tax rate on corporations from 35% to 21%.

Refined Coal Segment

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017.

The refined coal entity sells one product, refined coal. We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold. Sales increased from approximately $433,000 in the prior year to approximately $786,000 in the current year. The increase results primarily from the entity operating the entire year of fiscal year 2018 compared to approximately half a year in fiscal year 2017. We expect future period sales to vary depending on fluctuations in demand from the site host utility, which generally change based upon weather conditions in the geographic markets the utility serves and competing fuel prices and supplies.

Gross loss was approximately $13.6 million in fiscal year 2018, which was approximately $6.3 million greater compared to approximately $7.3 million of gross loss in fiscal year 2017. The increase in gross loss results primarily from the entity operating the entire year of fiscal year 2018 compared to approximately half a year in fiscal year 2017. We expect future period gross loss to vary in generally the same manner as the sales fluctuations described above. Based on the agreements in place that govern the operations, sales and purchasing activities of the refined coal plant, we expect that the refined coal operation will continue operating at a gross loss and that the ongoing losses will be subsidized by federal production income tax credits.

Selling, general and administrative expenses were approximately $1.6 million and approximately $2.7 million in fiscal years 2018 and 2017, respectively. The decrease in expense is primarily related to lower commission expense, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal acquisition.

Income related to noncontrolling interests was approximately $0.7 million and approximately $0.5 million during fiscal years 2018 and 2017, respectively. This amount represents the other owner’s share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $24.7 million and approximately $15.2 million during fiscal years 2018 and 2017, respectively. These amounts include the benefit of Section 45 production tax credits and a benefit related to segment loss before income taxes. The refined coal facility is eligible to earn tax credits through November, 2021. However, the amount of credits earned will vary with annual production levels.

As a result of the foregoing, including the benefit of federal tax credits associated with refined coal production and sales, segment profit was approximately $10.1 million and approximately $5.6 million for fiscal years 2018 and 2017, respectively.

Corporate and Other

Selling, general and administrative expenses for fiscal year 2018 were approximately $2.8 million compared with $3.6 million for fiscal year 2017. The decrease was primarily related to higher professional expenses incurred in fiscal year 2017 that were associated with due diligence and other efforts related to researching the refined coal operations prior to our refined coal acquisition.

Interest and other income was approximately $1.0 million for fiscal year 2018 versus approximately $0.7 million for fiscal year 2017. The income has increased as yields on our excess cash have improved compared to fiscal year 2017.

We do not expect to recover any of the portion of the noncontrolling interests holder’s share of prior Future Energy losses, thus, we recognized approximately $0.7 million of expense in fiscal year 2018.

Corporate and other expenses exceeded interest and other income, for fiscal year 2018 by approximately $1.8 million, consistent with fiscal year 2017.

Comparison of Fiscal Years 2017 and 2016 (Consolidated Results)

Net Sales and Revenue – Net sales and revenue in fiscal year 2017 were approximately $452.6 million, consistent with fiscal year 2016 sales.

Gross Profit – Gross profit was approximately $44.2 million in fiscal year 2017, or 9.8% of net sales and revenue, compared to approximately $71.0 million in fiscal year 2016, or 15.7% of net sales and revenue. Gross profit for fiscal year 2017 decreased by approximately $19.5 million compared to fiscal year 2016 as a result of operations in the ethanol and by-products segment and by approximately $7.3 million as a result of operations in the refined coal segment.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for fiscal year 2017 were approximately $24.1 million (5.3% of net sales and revenue), an increase of approximately $2.7 million or 12.5% from approximately $21.4 million (4.7% of net sales and revenue) for fiscal year 2016. The increase was primarily related to professional fees and commission expense associated with the refined coal acquisition.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2017 and 2016, we recognized income of approximately $3.2 million and $6.1 million, respectively, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Income recognized in fiscal year 2017 was reduced by approximately $0.8 million as a result of an asset impairment charge Big River incurred which was related to an abandoned protein production project.

Interest and Other Income – Interest and other income for fiscal year 2017 was approximately $2.3 million compared to approximately $0.6 million for fiscal year 2016. Interest income has increased as yields on our excess cash have improved compared to fiscal year 2016. Income in fiscal year 2017 includes federal grants of approximately $0.7 million.

(Loss) Gain on Disposal of Real Estate and Property and Equipment, net – We recognized losses of approximately $0.2 million in fiscal year 2017 compared to gains of approximately $0.3 million in fiscal year 2016. We sold three real estate properties in fiscal years 2016, which completed the sales of our former retail properties. The losses in fiscal year 2017 result from disposals of ethanol plant equipment.

Income Before Income Taxes – As a result of the foregoing, income before income taxes was approximately $25.4 million for fiscal year 2017 versus approximately $56.9 million for fiscal year 2016.

Provision for Income Taxes – Our effective tax rate was a benefit of 76.9% and a provision of 30.6% for fiscal years 2017 and 2016, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss in income before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. During fiscal year 2017, our effective rate decreased by 45.4% (approximately $11.5 million) as a result of Section 45 production tax credits earned by our refined coal facility. The Tax Act reduced the federal income tax rate on corporations from 35% to 21%, which resulted in a benefit of 56.6% (approximately $14.4 million) to our effective tax rate as our deferred tax liabilities were remeasured at the lower federal income tax rate. Our domestic production activities deduction increased from 2.9% in fiscal year 2016 to 5.9% (total benefit of approximately $1.5 million) in fiscal year 2017, primarily as a result of agricultural cooperative patronage.

Net Income – As a result of the foregoing, net income was approximately $44.9 million for fiscal year 2017 compared to approximately $39.5 million for fiscal year 2016.

Noncontrolling Interests– Income attributable to noncontrolling interests was approximately $5.2 million and $7.2 million during fiscal years 2017 and 2016, respectively, and represents the other owners’ share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy. Income attributable to noncontrolling interests of One Earth and NuGen were approximately $5.6 million and approximately $0.1 million, respectively, during fiscal year 2017 and were approximately $7.1 million and approximately $0.2, respectively, during fiscal year 2016. The loss attributable to noncontrolling interest of the refined coal entity was approximately $0.5 million during fiscal year 2017.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $39.7 million for fiscal year 2017 compared to approximately $32.3 million for fiscal year 2016.

Business Segment Results

We have two reportable segments, i) ethanol and by-products and ii) refined coal. In fiscal year 2017, we began reporting the results of our refined coal operation as a new segment as a result of the August 10, 2017 acquisition of an entity that operates a refined coal facility. Prior to the acquisition, we had one reportable segment, ethanol.

The following sections discuss the results of operations of our ethanol and by-products segment and corporate and other. As discussed in Note 16, our chief operating decision maker (as defined by ASC 280) evaluates the operating performance of our business segments using net income attributable to REX common shareholders. The following tables summarize segment and other results and assets (amounts in thousands):

	Fiscal Year
Net sales and revenue:	2017	2016

Ethanol and by-products	$452,153	$453,799
Refined coal [1]	433	—
Total net sales and revenue	$452,586	$453,799

Segment gross profit (loss):

Ethanol and by-products	$51,509	$71,039
Refined coal	(7,348)	—
Total gross profit	$44,161	$71,039

Income (loss) before income taxes:

Ethanol and by-products	$38,352	$59,447
Refined coal	(10,021)	—
Corporate and other	(2,938)	(2,536)
Total income before income taxes	$25,393	$56,911

Benefit (provision) for income taxes:

Ethanol and by-products	$3,245	$(18,259)
Refined coal	15,168	—
Corporate and other	1,106	866
Total benefit (provision) for income taxes	$19,519	$(17,393)

Segment profit (loss):

Ethanol and by-products	$35,880	$33,950
Refined coal	5,628	—
Corporate and other	(1,802)	(1,617)
Net income attributable to REX common shareholders	$39,706	$32,333

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

Ethanol and by-products Segment

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses. The following table summarizes selected data from One Earth and NuGen:

	Fiscal Year
	2017	2016

Average selling price per gallon of ethanol	$1.40	$1.45
Gallons of ethanol sold (in millions)	256.0	246.9
Average selling price per ton of dried distillers grains	$105.89	$123.97
Tons of dried distillers grains sold	596,099	574,390
Average selling price per pound of non-food grade corn oil	$0.29	$0.28
Pounds of non-food grade corn oil sold (in millions)	73,817	67,178
Average selling price per ton of modified distillers grains	$45.87	$50.10
Tons of modified distillers grains sold	185,848	106,313
Average cost per bushel of grain	$3.35	$3.45
Average cost of natural gas (per mmbtu)	$3.75	$3.24

The following table summarizes sales from One Earth and NuGen, by product group (amounts in thousands):

	Fiscal Year
Product or Service Category	2017	2016

Ethanol	$359,239	$358,349
Dried distillers grains	63,120	71,204
Non-food grade corn oil	21,195	18,518
Modified distillers grains	8,525	5,326
Other	74	402
Total	$452,153	$453,799

Ethanol sales increased from approximately $358.3 million in the prior year to approximately $359.2 million in the current year, primarily a result of an increase of 9.1 million gallons (3.7%) sold during fiscal year 2017. The increase in gallons sold is attributable to the capacity expansion projects we have invested in over the last several years. The volume increase was offset by a $0.05 decline in the price per gallon sold. Dried distillers grains sales decreased from approximately $71.2 million in the prior year to approximately $63.1 million in the current year, primarily a result of a $18.08 decline in the price per ton sold. The selling price decrease was partially offset by an increase of 21,709 tons (3.8%) sold during fiscal year 2017, a result of the same factors discussed above regarding ethanol volume increases. Management believes the decline in the selling price results primarily from the uncertainty regarding Chinese imports of domestic dried distillers grains as the China Ministry of Commerce had announced an anti-dumping and countervailing duty investigation in January 2016 and, in September 2016, imposed an anti-dumping tariff and a countervailing duty on U.S. dried distillers grains exports to China. In a final ruling in January 2017, China increased the dried distillers grains anti-dumping duty to a range of 42.2% up to 53.7% and the dried distillers grains countervailing duty to a range of 11.2% up to 12.0%. In November 2017, the China Ministry of Commerce announced that the countervailing duty would be repealed. In addition, Vietnam suspended imports of U.S. dried distillers grains for a majority of fiscal year 2017 and this also contributed to the decline in dried distillers grains prices. In September 2017,

Vietnam lifted its ban on imports of U.S. dried distillers grains. Our non-food grade corn oil sales increased from approximately $18.5 million in the prior year to approximately $21.2 million in the current year, primarily a result of an increase of 6.6 million pounds (9.9%) sold during the current year. Similar to the ethanol and dried distillers grains increases, the capacity expansion projects we have completed are the primary reason for the increase in pounds sold and are consistent with the increased ethanol production. Modified distillers grains sales increased from approximately $5.3 million in the prior year to approximately $8.5 million in the current year, primarily a result of a 74.8% increase in tons sold which was partially offset by a decline of $4.23 in the price per ton sold.

Gross profit was approximately $51.5 million in fiscal year 2017, or 11.4% of net sales and revenue which was approximately $19.5 million lower compared to approximately $71.0 million of gross profit in fiscal year 2016 or 15.7% of net sales and revenue. The crush spread for fiscal year 2017 was approximately $0.23 per gallon of ethanol sold compared to approximately $0.25 per gallon of ethanol sold during fiscal year 2016. The decline of approximately $8.1 million in sales of dried distillers grains compared to fiscal year 2016 negatively affected gross profit. Grain accounted for approximately 75% ($302.1 million) of our cost of sales during fiscal year 2017 compared to approximately 77% ($293.8 million) during fiscal year 2016. Natural gas accounted for approximately 6% ($25.2 million) of our cost of sales during fiscal year 2017 compared to approximately 5% ($20.6 million) during fiscal year 2016. The volume of ethanol sold during fiscal year 2017 compared to fiscal year 2016 positively impacted gross profit by approximately $2.1 million. In addition, corn oil sale positively impacted gross profit in fiscal year 2017 by approximately $2.7 million compared to fiscal year 2016. Plant related repairs and maintenance expense was approximately $1.7 million higher in fiscal year 2017 compared to fiscal year 2016.

Selling, general and administrative expenses for fiscal year 2017 were approximately $17.8 million (3.9% of net sales and revenue), consistent with fiscal year 2016 levels.

During fiscal years 2017 and 2016, we recognized income of approximately $3.2 million and $6.1 million, respectively, from our equity investment in Big River. Our investment in Big River, which has interests in four ethanol production plants, had an effective ownership of ethanol gallons shipped in the trailing twelve months January 31, 2018 of approximately 363 million gallons.

Interest and other income was approximately $1.6 million for fiscal year 2017 compared to approximately $0.2 million for fiscal year 2016. The income had increased as yields on our excess cash had improved compared to fiscal year 2016. Fiscal year 2017 income included federal grants of approximately $0.7 million.

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

Segment profit for fiscal year 2017 was approximately $35.9 million, an increase of approximately $1.9 million from approximately $34.0 million for fiscal year 2016. The increase from fiscal year 2016 results was primarily related to a tax benefit recognized in fiscal year 2017 related to remeasuring deferred tax liabilities as the Tax Act lowered the statutory federal income tax rate on corporations from 35% to 21%. This tax benefit more than offset lower gross profit levels in fiscal year 2017 compared to fiscal year 2016.

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

Selling, general and administrative expenses were approximately $2.7 million in fiscal year 2017. These expenses included approximately $1.8 million of commission expense, payable to the minority investor in the refined coal entity. The commission expense was associated with the refined coal acquisition.

Income related to noncontrolling interests was approximately $0.5 million during fiscal year 2017. This amount represented the other owner’s share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $15.2 million during fiscal year 2017 and included the benefit of Section 45 production tax credits and a benefit related to segment loss before income taxes.

As a result of the foregoing, including the benefit of federal tax credits associated with refined coal production and sales, segment profit for fiscal year 2017 was approximately $5.6 million.

Corporate and Other

Selling, general and administrative expenses for fiscal year 2017 were approximately $3.6 million compared with approximately $3.2 million for fiscal year 2016. The increase is primarily related to higher professional expenses associated with due diligence and other efforts related to researching the refined coal operations prior to our refined coal acquisition.

Interest and other income was approximately $0.7 million for fiscal year 2017 compared to approximately $0.4 million for fiscal year 2016. The income has increased as yields on our excess cash have improved compared to fiscal year 2016.

Loss related to noncontrolling interests was insignificant during fiscal years 2017 and 2016. This amount represents the other owner’s share of the loss of Future Energy.

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

Liquidity and Capital Resources

Our primary sources of cash have been income from operations. Our primary uses of cash have been capital expenditures at our ethanol plants, the acquisition of the refined coal entity, stock repurchases and contributions to fund refined coal operating losses.

Outlook – Our cash balance of approximately $188.5 million at January 31, 2019 includes approximately $148.7 million held by One Earth and NuGen. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. We expect our equity method investee to limit the payment of dividends based upon working capital needs.

We are investigating various uses of our excess cash. We have a stock buyback program, and given our authorization level we could repurchase a total of 349,861 shares at January 31, 2019. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate other various investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria.

We expect capital expenditures to be in the range of approximately $4 million to $6 million in fiscal year 2019 for various projects at our consolidated ethanol plants. However, actual capital expenditures could vary from this range for unexpected expenditures as our plants continue to age. We expect to fund these capital expenditures with available cash at our ethanol plant subsidiaries.

Operating Activities – Net cash provided by operating activities was approximately $47.9 million for fiscal year 2018 compared to approximately $41.0 million in fiscal year 2017. During fiscal year 2018, operating cash flow was provided by net income of approximately $37.5 million and adjustments of approximately $(0.4) million, which consist of depreciation, stock based compensation expense, interest income from investments, income from equity method investments, loss on disposal of real estate and property and equipment and the deferred income tax provision. Big River paid dividends to REX of approximately $4.0 million during fiscal year 2018. Accounts receivable decreased approximately $1.5 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory decreased approximately $2.3 million, primarily a result of the timing of finished goods shipments to customers. Prepaid expenses and other assets decreased approximately $5.2 million, primarily a result of refunds paid to us for refundable real estate taxes. Income taxes refundable increased approximately $1.1 million, primarily as a result of carrying back general business credits to prior years and claiming refunds of income taxes. Accrued expenses and other liabilities decreased approximately $1.5 million, primarily a result of lower bonus accruals for fiscal year 2018.

Net cash provided by operating activities was approximately $41.0 million for fiscal year 2017. During fiscal year 2017, operating cash flow was provided by net income of approximately $44.9 million and adjustments of approximately $1.5 million, which consist of depreciation, stock based compensation expense, income from equity method investments, loss on sale of investment and disposal of real estate and property and equipment and the deferred income tax provision. Big River paid dividends to REX of approximately $6.5 million during fiscal year 2017. Accounts receivable increased approximately $1.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $3.6 million, primarily a result of the timing of finished goods shipments to customers. Prepaid expenses and other assets increased approximately $1.2 million, primarily a result of increased payment for refundable real estate taxes. Income taxes refundable increased approximately $5.5 million, primarily as a result of carrying back Section 45 credits to the prior year and claiming a refund of income taxes. Accounts payable decreased approximately $1.7 million, primarily a result of the timing of vendor payments and inventory receipts. Accrued expenses and other liabilities increased approximately $1.2 million, primarily a result of increases in accrued commission payable related to the refined coal acquisition.

Investing Activities – Net cash used in investing activities was approximately $24.6 million during fiscal year 2018 compared to approximately $35.7 million during fiscal year 2017. Capital expenditures in fiscal year 2018 totaled approximately $10.8 million, the majority of which was plant expansion capacity projects at One Earth’s and NuGen’s ethanol plants. During fiscal year 2018, we used cash of approximately $126.0 million for purchases of short-term investments and received cash of approximately $112.1 million related to maturities of these investments as one of these investments remained outstanding at January 31, 2019. We began investing in highly liquid short-term investments during fiscal year 2018 in order to increase earnings on excess cash.

Net cash used in investing activities was approximately $35.7 million during fiscal year 2017. Capital expenditures in fiscal year 2017 totaled approximately $24.0 million, the majority of which was plant expansion capacity projects at One Earth’s and NuGen’s ethanol plants. During fiscal year 2017, we used cash of approximately $12.0 million for the refined coal acquisition.

Financing Activities – Net cash used in financing activities was approximately $25.8 million during fiscal year 2018 compared to approximately $2.6 million for fiscal year 2017. During fiscal year 2018, we used cash of approximately $4.5 million to purchase shares from and pay dividends to noncontrolling members. During fiscal year 2018, we received approximately $0.5 million in capital contributions from the minority investor in the refined coal entity. We expect to continue to receive these capital contributions in the future as we expect the minority investor to continue funding its proportionate share of refined coal operating losses. During fiscal year 2018, we purchased approximately 305,000 shares of our common stock for approximately $21.9 million in open market transactions.

Net cash used in financing activities was approximately $2.6 million during fiscal year 2017. During fiscal year 2017, we used cash of approximately $3.5 million to purchase shares from and pay dividends to noncontrolling members of One Earth and NuGen. During fiscal year 2017, we received approximately $0.9 million in capital contributions from the minority investor in the refined coal entity.

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

Approximately 4.9% of our net assets are restricted pursuant to the terms of various loan agreements of our equity method investment as of January 31, 2019. None of our consolidated subsidiaries or the parent company has restricted net assets at January 31, 2019.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are legally obligated to make future cash payments. These agreements include obligations related to purchasing inventory and leasing rail cars. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect, at January 31, 2019 (amounts in thousands):

	Payment due by period
		Less
		than 1	1-3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years

Other (a)	$40,598	$18,906	$10,980	$5,952	$4,760

(a)	Amounts primarily represent payments due for rail car leases, a natural gas pipeline, grain and other contracts at One Earth and NuGen. We are not able to determine the likely settlement period for uncertain tax positions, accordingly, approximately $9.2 million of uncertain tax positions and related interest and penalties have been excluded from the table above. We are not able to determine the likely settlement for forward basis corn purchase contracts which do not contain a determinable fixed price; accordingly, payments for such contracts have been excluded from the table above.

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

Revenue Recognition – For ethanol and by-products segment sales, we recognize sales of ethanol, distillers grains and non-food grade corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. For refined coal segment sales, we recognize sales of refined coal when obligations under the term of the contract with its customer are satisfied; this occurs when control of the product transfers to the customer, generally upon the refined coal leaving the plant. Refined coal sales are recorded net of the cost of coal as we purchase the coal feedstock from our customer to which we sell refined coal.

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sales contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by us and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal years 2018, 2017 and 2016, there were no material settlements of forward contracts that were recorded at fair value.

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

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2019, One Earth and NuGen combined have purchase commitments for approximately 13.0 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of a majority of the corn by June 2019. One Earth and NuGen have combined sales commitments for approximately 32.3 million gallons of ethanol, 88,000 tons of distillers grains and 18.2 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through March 2019. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on January 31, 2019, are as follows (amounts in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	298,000	Gallons	$35,395
Corn	106,429	Bushels	$36,950
Distillers Grains	790	Tons	$8,407
Non-food grade Corn Oil	78,000	Pounds	$1,508
Natural Gas	7,430	MMBTU	$1,699
44

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
ASSETS	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$188,531	$190,988
Restricted cash	281	354
Short-term investments	14,975	—
Accounts receivable	11,378	12,913
Inventory	18,477	20,755
Refundable income taxes	7,695	6,612
Prepaid expenses and other	9,284	7,412
Total current assets	250,621	239,034
Property and equipment - net	182,521	197,827
Other assets	6,176	7,454
Equity method investments	32,075	34,549
TOTAL ASSETS	$471,393	$478,864

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$7,463	$8,149
Accrued expenses and other current liabilities	9,546	13,716
Total current liabilities	17,009	21,865
LONG TERM LIABILITIES:
Deferred taxes	4,185	21,706
Other long term liabilities	4,928	3,367
Total long term liabilities	9,113	25,073
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	148,273	146,923
Retained earnings	579,558	547,913
Treasury stock, 23,580 and 23,287 shares, respectively	(335,193)	(313,643)
Total REX shareholders’ equity	392,937	381,492
Noncontrolling interests	52,334	50,434
Total equity	445,271	431,926
TOTAL LIABILITIES AND EQUITY	$471,393	$478,864

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2019	2018	2017

Net sales and revenue	$486,671	$452,586	$453,799
Cost of sales	456,456	408,425	382,760
Gross profit	30,215	44,161	71,039
Selling, general and administrative expenses	(20,551)	(24,060)	(21,388)
Equity in income of unconsolidated affiliates	1,536	3,232	6,144
Interest and other income, (net)	3,388	2,060	1,116
Income before income taxes	14,588	25,393	56,911
Benefit (provision) for income taxes	22,922	19,519	(17,393)

Net income	37,510	44,912	39,518
Net income attributable to noncontrolling interests	(5,865)	(5,206)	(7,185)
Net income attributable to REX common shareholders	$31,645	$39,706	$32,333

Weighted average shares outstanding – basic and diluted	6,440	6,596	6,587

Basic and diluted net income per share attributable to REX common shareholders	$4.91	$6.02	$4.91

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2019, 2018 AND 2017

(Amounts in Thousands)

	REX Shareholders
	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at January 31, 2016	29,853	$299	23,204	$(309,754)	$144,844	$475,874	$44,496	$355,759

Net income						32,333	7,185	39,518

Treasury stock acquired			88	(4,353)				(4,353)

Noncontrolling interests distribution and other							(3,842)	(3,842)

Issuance of equity awards, stock based compensation expense and related tax effects	—	—	—	269	923	—	—	1,192

Balance at January 31, 2017	29,853	299	23,292	(313,838)	145,767	508,207	47,839	388,274

Net income						39,706	5,206	44,912

Capital contributions							918	918

Noncontrolling interests distribution and other							(3,529)	(3,529)

Issuance of equity awards, stock based compensation expense and related tax effects	—	—	(5)	195	1,156	—	—	1,351

Balance at January 31, 2018	29,853	299	23,287	(313,643)	146,923	547,913	50,434	431,926

Net income						31,645	5,865	37,510

Capital contributions							524	524

Treasury stock acquired			305	(21,855)				(21,855)

Noncontrolling interests distribution and other							(4,489)	(4,489)

Issuance of equity awards and stock based compensation expense	—	—	(12)	305	1,350	—	—	1,655

Balance at January 31, 2019	29,853	$299	23,580	$(335,193)	$148,273	$579,558	$52,334	$445,271

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,510	$44,912	$39,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,828	21,462	19,519
Stock based compensation expense	669	1,641	1,314
Income from equity method investments	(1,536)	(3,232)	(6,144)
Dividends received from equity method investments	4,010	6,516	7,018
Interest income from investments	(1,077)	—	—
Loss (gain) on sale of investment	—	13	(192)
Loss (gain) on disposal of real estate and property and equipment	104	192	(328)
Deferred income tax	(23,364)	(18,605)	3,043
Changes in assets and liabilities:
Accounts receivable	1,535	(1,089)	(2,535)
Inventory	2,278	(3,649)	121
Prepaid expenses and other assets	5,217	(1,170)	(1,357)
Income taxes refundable	(1,083)	(5,542)	4,184
Accounts payable-trade	339	(1,705)	36
Accrued expenses and other liabilities	(1,499)	1,225	4,912
Net cash provided by operating activities	47,931	40,969	69,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,775)	(24,017)	(14,208)
Purchase of short-term investment	(125,989)	—	—
Sale of short-term investments	112,091	—	—
Acquisition of business, net of cash acquired	—	(12,049)	—
Proceeds from sale of investment	—	64	4,492
Proceeds from sale of real estate and property and equipment	—	104	1,511
Repayment of note receivable	27	26	24
Restricted investments and deposits	5	150	510
Net cash used in investing activities	(24,641)	(35,722)	(7,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to noncontrolling interests holders	(4,489)	(3,529)	(3,842)
Capital contributions from minority investor	524	918	—
Treasury stock acquired	(21,855)	—	(4,709)
Net cash used in financing activities	(25,820)	(2,611)	(8,551)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,530)	2,636	52,887
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-Beginning of year	191,342	188,706	135,819
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-End of year	$188,812	$191,342	$188,706
Non cash financing activities-Equity awards issued	$1,473	$1,195	$1,095
Non cash financing activities-Equity awards accrued	$487	$1,485	$1,217
Non cash investing activities-Accrued capital expenditures	$—	$1,149	$342

Reconciliation of total cash, cash equivalents and restricted cash:

Cash and cash equivalents	$188,531	$190,988	$188,576
Restricted cash	281	354	130
Total cash, cash equivalents and restricted cash	$188,812	$191,342	$188,706

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2019, the Company owns interests in five operating entities – four are consolidated and one is accounted for using the equity method of accounting. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. The other consolidated entities have the same fiscal year end as the parent company.

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

Basis of Presentation –Interest and other income, net includes the following (amounts in thousands):

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016

Interest income	$3,514	$1,556	$434
(Loss) gain on sale of investment	—	(13)	192
(Loss) gain on disposal of real estate and property and equipment, net	(104)	(192)	328
Other	(22)	709	162
Total	$3,388	$2,060	$1,116

Concentrations of Risk –The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents. Six (fiscal years 2018 and 2017) and five (fiscal year 2016) customers accounted for approximately 85%, 87% and 83% of the Company’s net sales and revenue during fiscal years 2018, 2017 and 2016, respectively. At January 31, 2019 and 2018, these customers represented approximately 80% and 89%, respectively, of the Company’s accounts receivable balance.

Inventory – Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no significant write-down of inventory during fiscal years 2018, 2017 or 2016. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory are as follows (amounts in thousands):

	January 31,
	2019	2018

Ethanol and other finished goods	$5,767	$8,402
Work in process	3,094	2,824
Grain and other raw materials	9,616	9,529

Total	$18,477	$20,755
50

Property and Equipment – Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment. The components of property and equipment are as follows (amounts in thousands):

	January 31,
	2019	2018

Land and improvements	$21,469	$21,074
Buildings and improvements	23,608	23,272
Machinery, equipment and fixtures	297,807	288,832
Construction in progress	708	3,155

	343,592	336,333
Less: accumulated depreciation	(161,071)	(138,506)

Total	$182,521	$197,827

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable.

The Company tests for recoverability of an asset group by comparing its carrying amount to its estimated undiscounted future cash flows. If the carrying amount exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by which the asset group’s carrying amount exceeds its fair value, if any. The Company recorded no impairment charges in fiscal years 2018, 2017 and 2016.

Depreciation expense was approximately $24,828,000, $21,462,000 and $19,519,000 in fiscal years 2018, 2017 and 2016, respectively.

Investments – The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323 are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investment in Big River using the equity method of accounting and includes the results of Big River on a delayed basis of one month as it has a fiscal year end of December 31.

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

Short-term investments, consisting of U.S. government obligations, are considered held-to-maturity, and, therefore are carried at amortized historical cost.

Revenue Recognition – For ethanol and by-products segment sales, the Company recognizes sales of ethanol, distillers grains and non-food grade corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. For refined coal segment sales, the Company recognizes sales of refined coal when obligations under the term of the contract with its customer are satisfied; this occurs when control of the product transfers to the customer, generally upon the coal leaving the refined coal plant. Refined coal sales are recorded net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold (after processing).

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

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During the years ended January 31, 2019, 2018 and 2017 there were no material settlements of forward contracts that were recorded at fair value. At January 31, 2019, the company recorded a liability of $21,000 associated with contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815. At January 31, 2018, the Company recorded an asset of approximately $0.1 million associated with contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815.

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

Income Taxes – The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s annual effective tax rate includes the impact of its refined coal operation and the expected federal income tax credits to be earned and the impact of research and experimentation credits. In addition, for fiscal year 2017, the Company’s annual effective tax rate includes a benefit related to remeasuring deferred tax liabilities at a federal income tax rate of 21% compared to 35% in historical periods, a result of the Tax Act, which reduced the federal income tax rate on corporations from 35% to 21%.

Comprehensive Income – The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

New Accounting Pronouncements – Effective February 1, 2018, the Company adopted the amended guidance in ASC Topic 606 “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. See Note 3 for a discussion of the adoption of this amended guidance.

Effective February 1, 2018, the Company prospectively adopted Accounting Standards Update “ASU” 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. This standard provides guidance on eight specific cash flow issues. The cash flow issues covered by this ASU are: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle for distributions received from equity method investees in the Statement of Cash Flows. The adoption of this standard did not affect the consolidated financial statements and related disclosures.

Effective February 1, 2018, the Company adopted ASU 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash”. This standard requires that the statements of cash flows explain the changes in the combined total of restricted and unrestricted cash balances. Amounts generally described as restricted cash will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statements of cash flows. The Company adopted this standard retrospectively. Therefore, the balance of cash and cash equivalents was increased by $354,000 and $130,000 as of January 31, 2018 and 2017, respectively to reflect the respective restricted cash amounts. Net cash used in investing activities was adjusted to exclude the change in restricted cash of $224,000 and $76,000 for the years ended January 31, 2018 and 2017, respectively.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Codified as Topic 842)”. This standard requires that virtually all leases will be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The Company is required to adopt this standard effective February 1, 2019. The related leases are currently accounted for as operating leases (see Note 8). This standard requires a modified retrospective transition approach and allows for early adoption. This standard provides three practical expedients, which the Company intends to elect as a package and apply consistently to all leases. Pursuant to this package, the Company will not reassess i) whether any expired or existing contracts are or contain leases, ii) the lease classification for any expired or existing leases that were previously classified as operating leases, or iii) initial direct costs for any existing leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an option to apply the transition provisions of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements.  The Company will elect to use this optional transition method.

The Company expects the adoption of this new standard to result in the recognition of a range of approximately $18 million to $22 million in right-of-use assets and lease liabilities on the Consolidated Balance Sheet. The Company does not expect the adoption of this new standard to have a material impact on its Consolidated Statements of Operations Cash Flows or Shareholders’ Equity. The Company expects to use the lessee non-lease component accounting policy election, for all asset classes, to include both the lease and non-lease components as a single component and account for them as a lease.

The Company is currently working to complete the implementation of new processes and information technology tools to assist in ongoing lease data collection and analysis, and is updating accounting policies and internal controls in connection with the adoption of the new standard.

2.	INVESTMENTS

The Company’s equity method investment in Big River is accounted for under ASC 323. The following table summarizes the investment (amounts in thousands):

	January 31, 2019	January 31, 2018

Carrying amount	$32,075	$34,549

Ownership percentage	10.3%	10.3%

The Company invested $20.0 million in Big River which is a holding company for several entities. Big River, through its various entities (both wholly and partially owned), operates four ethanol manufacturing facilities, that combined shipped approximately 428.6 million gallons of ethanol in the twelve months ended January 31, 2019. The Company recorded income of approximately $1.5 million, $3.2 million and $6.1 million as its share of earnings from Big River during fiscal years 2018, 2017 and 2016, respectively. The Company received dividends of approximately $4.0 million, $6.5 million and $7.0 million from Big River during fiscal years 2018, 2017 and 2016, respectively. At January 31, 2019, the carrying value of the investment in Big River is approximately $32.1 million; the amount of underlying equity in the net assets of Big River is approximately $28.3 million.

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables (amounts in thousands):

Big River

	December 31, 2018	December 31, 2017

Current assets	$117,796	$149,436
Non current assets	241,382	261,443
Total assets	$359,178	$410,879
Current liabilities	$50,172	$49,130
Long-term liabilities	701	10,599
Total liabilities	$50,873	$59,729
Noncontrolling interests	$34,149	$38,412

	Years Ended December 31,
Big River	2018	2017	2016

Net sales and revenue	$802,523	$817,112	$851,434
Gross profit	$33,782	$60,259	$88,841
Income from continuing operations	$14,893	$32,243	$63,292
Net income	$14,893	$32,243	$63,292

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2019 are approximately $185.1 million; the Company’s proportionate share of restricted net assets of Big River is approximately $19.1 million.

The following table summarizes the Company’s held-to-maturity security at January 31, 2019 (amounts in thousands):

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

United States Treasury Bill	$14,975	$2	$14,973

As of January 31, 2019, the contractual maturity of this investment was less than one year. The yield to maturity rate is 2.29%.

The Company had no held-to-maturity investments as of January 31, 2018.

3.	NET SALES AND REVENUE

On February 1, 2018, the Company adopted the amended guidance in ASC Topic 606, “Revenue from Contracts with Customers”, and all related amendments and applied it to all contracts utilizing the modified retrospective method. There were no adjustments to the Consolidated Condensed Balance Sheet as of February 1, 2018 as a result of the adoption of this accounting guidance. Therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Furthermore, there was no impact related to the adoption of this accounting guidance on the Consolidated Statements of Operations or Balance Sheets for the year ended January 31, 2019. The Company expects the impact of adopting this accounting guidance to be immaterial on an ongoing basis.

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

The Company elected, pursuant to the new accounting guidance, to recognize as fulfillment activities the cost for shipping and handling activities that occur after the customer obtains control of the promised goods and not when performance obligations are met. See Note 16 for disaggregation of net sales and revenue by operating segment and by product.

4.	BUSINESS COMBINATIONS

On August 10, 2017, the Company, through a 95.35% owned subsidiary, purchased the entire ownership interest of an entity that owns a refined coal facility. The Company began operating its refined coal facility immediately after the acquisition. The Company expects that the refined coal operating results will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions and other requirements as governed by Section 45 of the Internal Revenue Code.

The results of the Company’s refined coal operations (approximately $1.2 million of net sales and revenue and approximately $15.8 million of net income attributable to REX common shareholders, including the income tax benefit of estimated Section 45 credits to be earned) have been included in the consolidated financial statements subsequent to the acquisition date and are included in the Company’s refined coal segment. Pro forma net sales and revenue and net income attributable to REX common shareholders, had the acquisition occurred on February 1, 2017 would have been $452.6 million and $38.9 million, respectively for the year ended January 31, 2018.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2019 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Commodity futures (3)	$—	$44	$—	$44
Investment in cooperative (1)	—	—	333	333
Total assets	$—	$44	$333	$377

Forward purchase contracts liability (5)	$—	$22	$—	$22

Financial assets and liabilities measured at fair value at January 31, 2018 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Forward purchase contracts asset (4)	$—	$72	$—	$72
Investment in cooperative (1)	—	—	333	333
Total assets	$—	$72	$333	$405

Commodity futures (5)	$—	$87	$—	$87
Forward purchase contracts liability (2)	—	34	—	34
Total liabilities	$—	$121	$—	$121

(1)	The investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

(2)	The forward purchase contract liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

(3)	The commodity futures asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(4)	The forward purchase contract asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(5)	The commodity futures liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.
58

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

There were no assets measured at fair value at January 31, 2019 and 2018 on a non-recurring basis. As discussed in Note 4, the Company estimated the fair values of refined coal assets acquired using the income approach. This estimated fair value is a level 3 measurement.

6.	OTHER ASSETS

The components of other noncurrent assets are as follows (amounts in thousands):

	January 31,
	2019	2018

Deferred taxes	$5,843	$—
Real estate taxes refundable	—	6,719
Other	333	735

Total	$6,176	$7,454

Real estate taxes refundable represent amounts due One Earth associated with refunds of previously paid taxes in connection with a tax increment financing arrangement with local taxing authorities.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities at January 31, 2019 and 2018 are as follows (amounts in thousands):

	January 31,
	2019	2018

Accrued payroll and related items	$2,041	$5,108
Accrued utility charges	2,924	2,639
Accrued transportation related items	1,567	1,561
Accrued real estate taxes	1,680	2,678
Accrued income taxes	71	61
Other	1,263	1,669

Total	$9,546	$13,716
59

8.	LEASES

At January 31, 2019, the Company has lease agreements, as lessee, for rail cars and other equipment. All of the leases are accounted for as operating leases. As of January 31, 2019, future minimum annual rentals on such leases are as follows (amounts in thousands):

Years Ended	Minimum
January 31,	Rentals

2019	6,767
2020	5,487
2021	4,791
2022	3,208
2023	2,041
Thereafter	1,221
$23,515

9.	COMMON STOCK

During fiscal years 2018 and 2016, the Company purchased 305,473 shares and 87,904 shares, respectively, of its common stock for approximately $21,856,000 and $4,353,000, respectively. During fiscal year 2017, the Company did not purchase any of its common stock. At January 31, 2019, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional 349,861 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,
	2019	2018
Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	6,274	6,566

10.	REVOLVING LINES OF CREDIT

One Earth and NuGen each have $10.0 million revolving loan facilities that mature June 1, 2019. Any borrowings will be secured by the inventory and accounts receivable of One Earth or NuGen, specific to which entity borrows money under these facilities. These revolving loan facilities are recourse only to One Earth and NuGen, respectively, and not to REX American Resources Corporation or any of its other subsidiaries. Borrowings under these facilities bear interest at the one month LIBOR rate plus 225 basis points. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the years ended January 31, 2019 or 2018.

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at January 31,		Fair Value at January 31,
	2019	2018	2019	2018

Commodity futures (1)	$44	$—	$—	$87
Forward purchase contracts (2)	$—	$72	$22	$34

(1)	Commodity futures assets are included in prepaid expense and other. Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 2.0 million bushels of corn at January 31, 2019. These contracts are short/sell positions for approximately 2.5 million bushels of corn and approximately 2.8 million gallons of ethanol and long/buy positions for approximately 2.8 million gallons of ethanol at January 31, 2018.

(2)	Forward purchase contracts liabilities are included in accrued expenses and other current liabilities while forward purchase contracts assets are included in prepaid expenses and other. These contracts are for purchases of approximately 1.3 million bushels of corn at January 31, 2019 and 11.7 million bushels of corn at January 31, 2018.

As of January 31, 2019 and 2018, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions owed or owing with the same counterparty. As of January 31, 2019 and 2018, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of January 31, 2019, the Company was required to maintain collateral with the counterparty in the amount of approximately $281,000 to secure the Company’s derivative liability position. See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized gains (included in cost of sales) on derivative financial instruments of approximately $2,698,000, $1,317,000 and $2,131,000 in fiscal years 2018, 2017 and 2016, respectively.

12.	EMPLOYEE BENEFITS

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At January 31, 2019, 489,430 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the market price of REX common stock on the date of the grant. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day, for all grants of restricted stock.

At January 31, 2019 and 2018, unrecognized compensation cost related to nonvested restricted stock was approximately $200,000 and $233,000, respectively. The following table summarizes non-vested restricted stock award activity for fiscal years 2018, 2017 and 2016:

	2018
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2018	29,415	$2,275	2
Granted	21,744	1,623
Forfeited	—	—
Vested	13,123	963

Non-Vested at January 31, 2019	38,036	$2,935	2

	2017
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2017	23,350	$1,386	2
Granted	14,156	1,370
Forfeited	—	—
Vested	8,091	481

Non-Vested at January 31, 2018	29,415	$2,275	2

	2016
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Remaining Vesting Vesting Term (in years)

Non-Vested at January 31, 2016	3,168	$200	2
Granted	21,502	1,269
Forfeited	—	—
Vested	1,320	83

Non-Vested at January 31, 2017	23,350	$1,386	2

The above tables include 34,148, 24,711 and 18,541 non-vested shares at January 31, 2019, 2018 and 2017, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to officers who were retirement eligible at the time of grant.

13.	COMMITMENTS

One Earth and NuGen have combined forward purchase contracts for approximately 13.0 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of a majority of the corn through June 2019.

One Earth and NuGen have combined sales commitments for approximately 32.3 million gallons of ethanol, 88,000 tons of distillers grains and 18.2 million pounds of non-food grade corn oil. They expect to deliver the ethanol, distillers grains and corn oil through March 2019.

One Earth has entered into an agreement with an unrelated party for the use of a portion of the party’s natural gas pipeline. The term of the agreement is 10 years, and the amount is $4,380,000, which is paid over 120 equal monthly installments of $36,500 beginning in February 2009. A 15 year agreement, with monthly payments of $29,250 will be effective February 1, 2019. One Earth paid approximately $438,000 pursuant to the agreement in each of fiscal years 2018, 2017 and 2016.

One Earth and NuGen have entered into agreements with unrelated parties for the lease of railcars used to ship ethanol and distillers grains. These leases expire on various dates through February 1, 2025. One Earth and NuGen pay a monthly lease amount per railcar. One Earth and NuGen incurred combined expenses of approximately $8,109,000, $8,600,000 and $8,515,000 pursuant to the leases in fiscal years 2018, 2017 and 2016, respectively.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketers”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One Earth and NuGen to pay a fee per ton of distillers grains for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and shall renew automatically for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen combined incurred fees of approximately $1,250,000, $1,354,000 and $1,194,000 in fiscal years 2018, 2017 and 2016, respectively, for these marketing services.

One Earth has a grain origination agreement with a minority equity owner, under which it purchased 100% of its grain during fiscal years 2018, 2017 and 2016. Pursuant to this agreement, One Earth pays a procurement fee per bushel. The agreement expires December 31, 2020, and can be terminated prior to the expiration date if either party provides 180 days written notice. The agreement automatically renews for additional one year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 180 days prior to the expiration of the then current term of the agreement.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $9.9 million and $5.5 million in fiscal years 2018 and 2017, respectively.

14.	INCOME TAXES

The (benefit) provision for income taxes for fiscal years 2018, 2017 and 2016 consist of the following (amounts in thousands):

	2018	2017	2016

Federal:
Current	$81	$(2,094)	$12,197
Deferred	(23,547)	(19,528)	3,568

	(23,466)	(21,622)	15,765

State and Local:
Current	361	1,180	2,153
Deferred	183	923	(525)

	544	2,103	1,628

(Benefit) provision for income taxes	$(22,922)	$(19,519)	$17,393

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (amounts in thousands):

	January 31,
	2019	2018

Assets:
General business credit carryforward	$26,523	$3,897
Accrued liabilities	308	687
State net operating loss carryforward	294	241
Other items	647	576
Valuation allowance	(232)	(241)

Total	27,540	5,160
Liabilities:
Basis in pass through entities, including depreciation	(25,725)	(26,717)
Other	(157)	(149)

Total	(25,882)	(26,866)
Net deferred tax asset (liability)	$1,658	$(21,706)

The Company has a general business credit carryforward of approximately $26.5 million and approximately $3.9 million at January 31, 2019 and 2018, respectively. The Company can carry these credits forward for up to twenty years. The carryforward period begins to expire in fiscal year 2037.

The Company has a valuation allowance of approximately $232,000 and $241,000 at January 31, 2019 and 2018, respectively. The Company decreased the valuation allowance by $9,000, $176,000 and $734,000 in fiscal years 2018, 2017 and 2016, respectively. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

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

The SEC issued Staff Account bulleting 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. In recognition of the inherent complexities associated with accounting for the effects of the Tax Act, SAB 118 provides a measurement period of up to one year from enactment of the Tax Act for companies to complete the accounting for the tax effects of the Tax Act. Although the accounting for the tax effects of the Tax Act was not yet complete, at January 31, 2018 the Company made a preliminary estimate of the effect of the tax rate reducing on the existing deferred tax balances and recorded a tax benefit of approximately $14,362,000 to remeasure the deferred tax liability at the new 21% rate. The Company finalized its analysis in fiscal year 2018, and as a result, recorded a tax provision of approximately $272,000.

Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. These credits increased the income tax benefit by approximately $21.2 million and $11.5 million during fiscal years 2018 and 2017, respectively.

During fiscal year 2018, the company recognized an income tax benefit (net of uncertain tax position expense) of approximately $4.6 million for federal and state research and experimentation credits. These credits recorded during fiscal year 2018 related to fiscal years 2014 to 2017 as well as an estimated tax benefit for fiscal year 2018.

The Company paid income taxes of approximately $855,000, $6,920,000 and $7,090,000 in fiscal years 2018, 2017 and 2016, respectively. The Company received refunds of income taxes of approximately $1,132,000, $476,000 and $150,000 in fiscal years 2018, 2017 and 2016, respectively.

The effective income tax rate on consolidated pre-tax income or loss differs from the federal income tax statutory rate for fiscal years 2018, 2017 and 2016 as follows:

	2018	2017	2016

Federal income tax at statutory rate	21.0%	33.8%	35.0%
State and local taxes, net of federal tax benefit	3.6	3.2	2.3
Section 45 production tax credits	(145.2)	(45.4)	—
Research and experimentation credits	(77.8)	—	—
Tax Cuts and Jobs Act	1.9	(56.6)	—
Domestic production activities deduction	—	(5.9)	(2.9)
Uncertain tax positions	47.1	1.4	0.8
Noncontrolling interest	(9.9)	(7.6)	(4.6)
Other	2.2	0.2	—

Total	(157.1)%	(76.9)%	30.6%
65

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2014 and prior.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2019, total unrecognized tax benefits were approximately $8,785,000, and accrued penalties and interest were approximately $447,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $8,304,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Fiscal Year
	2018	2017

Unrecognized tax benefits, beginning of year	$2,325	$2,096
Changes for tax positions for prior years	5,973	269
Changes for tax positions for current year	934	(40)

Unrecognized tax benefits, end of year	$9,232	$2,325

15.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2019 or 2018 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

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

	Fiscal Year
	2018	2017	2016

Net sales and revenue:

Ethanol and by-products	$485,885	$452,153	$453,799
Refined coal [1]	786	433	—
Total net sales and revenue	$486,671	$452,586	$453,799

Segment gross profit (loss):

Ethanol and by-products	$43,856	$51,509	$71,039
Refined coal	(13,641)	(7,348)	—
Total gross profit	$30,215	$44,161	$71,039

Income (loss) before income taxes:

Ethanol and by-products	$31,545	$38,352	$59,447
Refined coal	(15,204)	(10,021)	—
Corporate and other	(1,753)	(2,938)	(2,536)
Total income before income taxes	$14,588	$25,393	$56,911

Benefit (provision) for income taxes:

Ethanol and by-products	$(2,343)	$3,245	$(18,259)
Refined coal	24,674	15,168	—
Corporate and other	591	1,106	866
Total benefit (provision) for income taxes	$22,922	$19,519	$(17,393)

Segment profit (loss):

Ethanol and by-products	$23,346	$35,880	$33,950
Refined coal	10,148	5,628	—
Corporate and other	(1,849)	(1,802)	(1,617)
Net income attributable to REX common shareholders	$31,645	$39,706	$32,333

1 Sales in the refined coal segment are recorded net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

	Fiscal Year
	2018	2017	2016

Sales of products, ethanol and by-products segment:

Ethanol	$368,319	$359,239	$358,349
Dried distillers grains	85,417	63,120	71,204
Non-food grade corn oil	20,097	21,195	18,518
Modified distillers grains	11,950	8,525	5,326
Other	102	74	402
Total sales	$485,885	$452,153	$453,799

Sales of products, refined coal segment:

Refined coal	$786	$433	$—

Interest income:

Ethanol and by-products	$2,460	$878	$212
Refined coal	—	—	—
Corporate and other	1,054	678	222
Total interest income	$3,514	$1,556	$434

Depreciation expense:

Ethanol and by-products	$22,004	$20,037	$19,464
Refined coal	2,784	1,385	—
Corporate and other	40	40	55
Total depreciation expense	$24,828	$21,462	$19,519

Equity in income of unconsolidated affiliates:

Ethanol and by-products	$1,536	$3,232	$6,144
Refined coal	—	—	—
Corporate and other	—	—	—
Total equity in income of unconsolidated affiliates	$1,536	$3,232	$6,144

(Loss) gain on sale of investment:

Ethanol and by-products	$—	$(13)	$192
Refined coal	—	—	—
Corporate and other	—	—	—
Total gain on sale of investment	$—	$(13)	$192
68

	January 31,
Assets:	2019	2018

Ethanol and by-products	$393,691	$384,997
Refined coal	8,625	12,165
Corporate and other	69,077	81,702
Total assets	$471,393	$478,864

Additions to other long lived assets:

Ethanol and by-products	$—	$796
Refined coal	—	—
Corporate and other	—	—
Total additions to other long lived assets	$—	$796

Additions to property and equipment:

Ethanol and by-products	$10,697	$24,017
Refined coal	78	—
Corporate and other	—	—
Total additions to property and equipment	$10,775	$24,017

All of the Company’s ethanol and distillers grains are sold in the domestic market. The Company’s customers make all decisions with regard to where products they purchase from the Company are distributed.

17.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit, net income and net income per share (basic and diluted) for each quarter during the last two fiscal years. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended (In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019

Net sales and revenue	$120,820	$128,757	$123,750	$113,344
Gross profit	10,851	9,399	7,747	2,218
Net income	10,352	10,490	13,769	2,899
Net income attributable to REX common shareholders	9,496	9,217	11,875	1,057
Basic and diluted net income per share attributable to REX common shareholders	$1.45	$1.43	$1.86	$0.17

	Quarters Ended (In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018

Net sales and revenue	$113,143	$108,744	$121,164	$109,535
Gross profit	12,489	10,781	14,867	6,024
Net income	5,612	4,171	14,994	20,135
Net income attributable to REX common shareholders	4,544	2,941	13,168	19,053
Basic and diluted net income per share attributable to REX common shareholders (a)	$0.69	$0.45	$2.00	$2.89

a)	The total of the quarterly net income per share amounts do not equal the annual net income per share amounts due to the impact of varying amounts of shares outstanding during the year.

18.	RELATED PARTIES

During fiscal years 2018, 2017 and 2016, One Earth and NuGen purchased approximately $176.8 million, $154.5 million and $148.5 million, respectively, of corn from minority equity investors. The Company had amounts payable to related parties for corn purchases of approximately $1.9 million and $0.9 million at January 31, 2019 and 2018, respectively.

During fiscal years 2018 and 2017, the Company recognized commission expense of approximately $0.8 million and approximately $1.8 million, respectively, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal acquisition. The Company had accrued liabilities related to the commission expense of approximately $1.6 million and approximately $1.5 million at January 31, 2019 and 2018, respectively.

During fiscal years 2018 and 2017, the Company received approximately $0.5 million and approximately $0.9 million, respectively, in capital contributions from the minority investor in the refined coal entity.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Dayton, Ohio

March 29, 2019

We have served as the Company’s auditor since 2002.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2019, 2018 AND 2017

(Amounts in thousands)

		Additions	Deductions
	Balance	Charged to	Charges for	Balance
	Beginning	Cost and	Which Reserves	End
	of Year	Expenses	Were Created	of Year

2019:
Deferred tax valuation allowance	$241	$—	$9	$232

2018:
Deferred tax valuation allowance	$417	$—	$176	$241

2017:
Deferred tax valuation allowance	$1,151	$—	$734	$417

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2019 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2019 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ZAFAR RIZVI	Chief Executive Officer and President
Zafar Rizvi	(principal executive officer)	March 29, 2019

/s/ DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	March 29, 2019
73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2019, of the Company and our report dated March 29, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dayton, Ohio

March 29, 2019

75

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 12, 2019, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 12, 2019 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 12, 2019 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 12, 2019 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 12, 2019 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2019 and 2018

Consolidated Statements of Operations for the years ended January 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended January 31, 2019, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2019, 2018 and 2017

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

See Exhibit Index at page 79 of this report.

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

Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STUART A. ROSE
Stuart A. Rose	Executive Chairman of the Board	March 29, 2019

/s/ ZAFAR RIZVI	Chief Executive Officer, President
Zafar Rizvi	and Director (principal executive officer)	March 29, 2019

/s/ DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 29, 2019

/s/ EDWARD M. KRESS
Edward M. Kress	Director	March 29, 2019

/s/ CHARLES A. ELCAN
Charles A. Elcan	Director	March 29, 2019

/s/ DAVID S. HARRIS
David S. Harris	Director	March 29, 2019

/s/ MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	March 29, 2019

/s/ LEE FISHER
Lee Fisher	Director	March 29, 2019
78

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:

	3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

	3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

(10)	Material contracts:

	10(a)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(b)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(c)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(d)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(e)*	Form of Restricted Stock Award Agreement under 2015 Incentive Plan (incorporated by reference to Exhibit 10(e) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(f)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

	10(g)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

	10(h)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)
79

10(i)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

10(j)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

10(k)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21	Subsidiaries of registrant

(23)	Consents of experts and counsel:

	23(a)	Consent of Deloitte & Touche LLP to use its reports dated March 29, 2019 included in this annual report on Form 10-K into registrant’s Registration Statement on Form S-8 (Registration No. 333-205419)

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

(101)	Interactive Data File:

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not filed herewith may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 7720 Paragon Road, Dayton, Ohio 45459.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

80