Form 10-Q
period 2019-04-30
REX AMERICAN RESOURCES Corp
filed 2019-06-04
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-09097

REX AMERICAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1095548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7720 Paragon Road, Dayton, Ohio	45459
(Address of principal executive offices)	(Zip Code)

(937) 276-3931

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	REX	New York Stock Exchange

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

At the close of business on June 3, 2019 the registrant had 6,274,419 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	April 30,	January 31,
	2019	2019
Assets:
Current assets:
Cash and cash equivalents	$204,704	$188,531
Short-term investments	-	14,975
Restricted cash	82	281
Accounts receivable	11,663	11,378
Inventory	20,150	18,477
Refundable income taxes	7,695	7,695
Prepaid expenses and other	9,352	9,284
Total current assets	253,646	250,621
Property and equipment, net	177,008	182,521
Operating lease right-of-use assets	19,866	-
Other assets	9,771	6,176
Equity method investment	32,201	32,075
Total assets	$492,492	$471,393

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$6,825	$7,463
Current operating lease liabilities	5,421	-
Accrued expenses and other current liabilities	8,078	9,546
Total current liabilities	20,324	17,009
Long-term liabilities:
Deferred taxes	4,161	4,185
Long-term operating lease liabilities	13,990	-
Other long-term liabilities	4,935	4,928
Total long-term liabilities	23,086	9,113
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	148,303	148,273
Retained earnings	582,379	579,558
Treasury stock	(335,186)	(335,193)
Total REX shareholders’ equity	395,795	392,937
Noncontrolling interests	53,287	52,334
Total equity	449,082	445,271
Total liabilities and equity	$492,492	$471,393

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands)	Three Months Ended
	April 30,
	2019	2018

Net sales and revenue	$104,575	$120,820
Cost of sales	100,929	109,969
Gross profit	3,646	10,851
Selling, general and administrative expenses	(4,732)	(4,553)
Equity in income of unconsolidated affiliates	126	697
Interest and other income, (net)	1,127	654
Income before income taxes	167	7,649
Benefit for income taxes	3,548	2,703
Net income	3,715	10,352
Net income attributable to noncontrolling interests	(894)	(856)
Net income attributable to REX common shareholders	$2,821	$9,496

Weighted average shares outstanding – basic and diluted	6,315	6,571

Basic and diluted net income per share attributable to REX common shareholders	$0.45	$1.45

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2019	29,853	$299	23,580	$(335,193)	$148,273	$579,558	$52,334	$445,271

Net income						2,821	894	3,715

Noncontrolling interests distribution and other							(87)	(87)

Capital contributions							146	146

Stock based compensation expense	-	-	-	7	30	-	-	37

Balance at April 30, 2019	29,853	$299	23,580	$(335,186)	$148,303	$582,379	$53,287	$449,082

Balance at January 31, 2018	29,853	$299	23,287	$(313,643)	$146,923	$547,913	$50,434	$431,926

Net income						9,496	856	10,352

Treasury stock acquired			126	(9,128)				(9,128)

Capital contributions							110	110

Stock based compensation expense	-	-	-	13	58	-	-	71

Balance at April 30, 2018	29,853	$299	23,413	$(322,758)	$146,981	$557,409	$51,400	$433,331

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Three Months Ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$3,715	$10,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,292	5,920
Amortization of operating lease right-of-use assets	1,333	-
Income from equity method investments	(126)	(697)
Interest income from investments	(25)	(341)
Deferred income tax	(3,619)	(2,271)
Stock based compensation expense	128	71
Gain on disposal of property and equipment	-	(8)
Changes in assets and liabilities:
Accounts receivable	(285)	(8,350)
Inventories	(1,673)	(5,333)
Other assets	(75)	(1,894)
Accounts payable, trade	(760)	1,011
Other liabilities	(3,365)	(1,980)
Net cash provided by (used in) operating activities	1,540	(3,520)
Cash flows from investing activities:
Capital expenditures	(632)	(3,061)
Purchase of short-term investments	-	(111,154)
Sale of short-term investments	15,000	-
Restricted investments and deposits	-	5
Other	7	6
Net cash provided by (used in) investing activities	14,375	(114,204)
Cash flows from financing activities:
Treasury stock acquired	-	(8,586)
Payments to noncontrolling interests holders	(87)	-
Capital contributions from minority investor	146	110
Net cash provided by (used in) financing activities	59	(8,476)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,974	(126,200)
Cash, cash equivalents and restricted cash, beginning of period	188,812	191,342
Cash, cash equivalents and restricted cash, end of period	$204,786	$65,142

Non cash investing activities – Accrued capital expenditures	$147	$142
Non cash financing activities – Stock awards accrued	$91	$-
Non cash financing activities – Accrued common stock repurchases	$-	$542
Initial right-of-use assets and liabilities recorded upon adoption of ASC 842	$20,918	$-

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$204,704	$64,246
Restricted cash	82	896
Total cash, cash equivalents and restricted cash	$204,786	$65,142

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2019

Note 1. Consolidated Condensed Financial Statements

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2019 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019 (fiscal year 2018). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Nature of Operations –The Company has two reportable segments: i) ethanol and by-products; and ii) refined coal. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests. Within the refined coal segment, the Company has a majority equity interest in one refined coal limited liability company.

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2018 Annual Report on Form 10-K and the adoption of new accounting standards described at the end of this footnote. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Income Taxes

Historically, the Company recorded its interim tax provision or benefit for income taxes including the three months ended April 30, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended April 30, 2019. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three months ended April 30, 2019.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes nor received refunds of income taxes during the three months ended April 30, 2019 and 2018.

As of April 30, 2019 and January 31, 2019, total unrecognized tax benefits were approximately $8.9 million and approximately $8.8 million, respectively. Accrued penalties and interest were approximately $0.5 million and approximately $0.4 million at April 30, 2019 and January 31, 2019, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $8.4 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. At April 30, 2019, there was a permanent write-down of inventory of approximately $0.2 million. There was no significant permanent write-down of inventory at January 31, 2019. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2019	January 31, 2019

Ethanol and other finished goods	$7,770	$5,767
Work in process	2,922	3,094
Grain and other raw materials	9,458	9,616
Total	$20,150	$18,477

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges in the first quarter of fiscal years 2019 or 2018.

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

Accounting Changes and Recently Issued Accounting Standards

Effective February 1, 2019, the Company adopted the amended guidance in Accounting Standards Codification “ASC” Topic 842 “Leases” and all related amendments (“ASC 842”), which requires that virtually all leases to be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability. The adoption of ASC 842 had a material impact on the Company’s Consolidated Condensed Balance Sheets as total assets and total liabilities increased by approximately $20.9 million upon adoption. The adoption of ASC 842 did not have an impact on the Company’s Consolidated Condensed Statement of Operations for the three months ended April 30, 2019. See Note 4 for a further discussion of the Company’s adoption of this amended guidance.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13. “Changes to Disclosure Requirements for Fair Value Measurements”, which improves the effectiveness of recurring and non-recurring fair value measurements disclosures. This standard removes, modifies and adds certain disclosure requirements and is effective for the Company beginning February 1, 2020. The Company has not determined the effect of this standard on its consolidated financial statements and related disclosures.

Note 3. Net Sales and Revenue

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

Note 4. Leases

The Company used the optional transition method in adopting ASC 842 which resulted in applying ASC 842 at the date of adoption (February 1, 2019). Thus, comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.

ASC 842 provides for three practical expedients, which the Company elected as a package. Pursuant to this package, the Company did not reassess: i) whether any expired or existing contracts are or contain leases; ii) the lease classification for any expired or existing leases that were previously classified as operating leases; or iii) initial direct costs for any existing leases.

The Company elected the practical expedient, available pursuant to ASC 842, for lessees to include both lease and non-lease components as a single component and account for them as a lease. In general, certain maintenance costs are the responsibility of the Company related to its railcar leases. This maintenance cost is a non-lease component the Company elected to combine with rental payments and account for the total cost as operating lease expense.

At April 30, 2019, the Company has lease agreements, as lessee, for rail cars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as selling, general and administrative expenses on the Consolidated Condensed Statement of Operations are as follows:

Three Months Ended April 30, 2019

Operating lease expense	$1,609
Variable lease expense	193
Total lease expense	$1,802

The following table is a summary of future minimum rentals on such leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2020	$4,957
2021	5,502
2022	4,793
2023	3,199
2024	2,056
Thereafter	1,250
Total	21,757
Less: present value discount	2,346
Operating lease liabilities	$19,411
12

At April 30, 2019, the weighted average remaining lease term is 4.0 years and the weighted average discount rate is 5.46% for the above leases.

At January 31, 2019, the Company had operating lease agreements (pursuant to ASC 840, “Leases”), as lessee, for rail cars and other equipment. At January 31, 2019, future minimum annual rentals on such leases were as follows leases (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2020	$6,767
2021	5,487
2022	4,791
2023	3,208
2024	2,041
Thereafter	1,221
Total	$23,515

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2019 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$333	$333
Commodity futures (4)	-	289	-	289
Total assets	$-	$289	$333	$622

Commodity futures (2)	$-	$8	$-	$8
Forward purchase contract liability (3)	-	253	-	253
Total liabilities	$-	$261	$-	$261

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2019 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures (4)	$-	$44	$-	$44
Investment in cooperative (1)	-	-	333	333
Total assets	$-	$44	$333	$377

Forward purchase contract liability (3)	$-	$22	$-	$22

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The commodity futures liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets.

(3) The forward purchase contract liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets.

(4) The commodity futures asset is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at April 30, 2019 or January 31, 2019.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2019	January 31, 2019

Land and improvements	$21,481	$21,469
Buildings and improvements	23,608	23,608
Machinery, equipment and fixtures	298,412	297,807
Construction in progress	1,114	708
	344,615	343,592
Less: accumulated depreciation	(167,607)	(161,071)
Total	$177,008	$182,521

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	April 30, 2019	January 31, 2019

Deferred income taxes	$9,438	$5,843
Other	333	333
Total	$9,771	$6,176

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2019	January 31, 2019

Accrued payroll and related items	$1,117	$2,041
Accrued utility charges	2,066	2,924
Accrued transportation related items	1,555	1,567
Accrued real estate taxes	1,881	1,680
Accrued income taxes	44	71
Other	1,415	1,263
Total	$8,078	$9,546
15

Note 9. Revolving Lines of Credit

Effective April 1, 2016, One Earth and NuGen Energy, LLC (“NuGen”) each entered into $10.0 million revolving loan facilities that mature June 1, 2019 as extended. The Company does not expect to renew these facilities based upon liquidity considerations. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the three months ended April 30, 2019 and 2018.

Note 10. Derivative Financial Instruments

The Company is exposed to various market risks, including changes in commodity prices (raw materials and finished goods). To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity agreements and forward purchase (corn and natural gas) and sale (ethanol, distillers grains and non-food grade corn oil) contracts. The Company does not purchase or sell derivative financial instruments for trading or speculative purposes. The Company does not purchase or sell derivative financial instruments for which a lack of marketplace quotations would require the use of fair value estimation techniques.

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	April 30, 2019	January 31, 2019	April 30, 2019	January 31, 2019

Commodity futures (1)	$289	$44	$8	$-
Forward purchase contracts (2)	-	-	253	22
Total	$289	$44	$261	$22

(1) Commodity futures liabilities are included in accrued expenses and other current liabilities. Commodity futures assets are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 0.6 million bushels of corn and approximately 4.0 million gallons of ethanol at April 30, 2019. These contracts are short/sell positions for approximately 2.0 million bushels of corn at January 31, 2019.

(2) Forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 1.9 million and 1.3 million bushels of corn at April 30, 2019 and January 31, 2019, respectively.

As of April 30, 2019, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of April 30, 2019, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. As of April 30, 2019, the Company was required to maintain collateral in the amount of approximately $82,000 to secure the Company’s derivative position.

See Note 5 which contains fair value information related to derivative financial instruments.

Gains (losses) on the Company’s derivative financial instruments of approximately $369,000 and approximately $(565,000) for the first quarter of fiscal years 2019 and 2018, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains on the Company’s derivative financial instruments of approximately $302,000 for the first quarter of fiscal year 2019 were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains on the Company’s derivative financial instruments of approximately $44,000 for the first quarter of fiscal year 2018 were included in net sales and revenue on the Consolidated Condensed Statements of Operations.

Note 11. Investments

The following table summarizes the Company’s equity method investment at April 30, 2019 and January 31, 2019 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount April 30, 2019	Carrying Amount January 31, 2019

Big River	10.3%	$32,201	$32,075

Undistributed earnings of the Company’s equity method investee totaled approximately $12.2 million and approximately $12.0 million at April 30, 2019 and January 31, 2019, respectively. The Company did not receive dividends from its equity method investee in the first quarter of fiscal years 2019 or 2018.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2019	2018

Net sales and revenue	$184,069	$191,943
Gross profit	$1,569	$13,691
Income from continuing operations	$1,227	$6,765
Net income	$1,227	$6,765
17

The following table summarizes the Company’s held-to-maturity security at January 31, 2019 (amounts in thousands):

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

United States Treasury Bill	$14,975	$2	$14,973

As of January 31, 2019, the contractual maturity of this investment was less than one year and the yield to maturity rate was 2.29%.

Note 12. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At April 30, 2019, 489,430 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At April 30, 2019 and January 31, 2019, unrecognized compensation cost related to nonvested restricted stock was approximately $162,000 and $200,000, respectively. The following tables summarize non-vested restricted stock award activity for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30, 2019

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2019	38,036	$2,935	2
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2019	38,036	2,935	1
18

	Three Months Ended April 30, 2018

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2018	29,415	$2,275	2
Granted	-	-
Forfeited	-	-
Vested	672	50

Non-Vested at April 30, 2018	28,743	$2,225	2

The above tables include 34,148 and 24,711 non-vested shares at April 30, 2019 and 2018, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 13. Income Taxes

Historically, the Company recorded its interim tax provision or benefit for income taxes including the three months ended April 30, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended April 30, 2019. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three months ended April 30, 2019.

The effective tax rate on consolidated pre-tax income was approximately (2,124.6)% and approximately (35.3)% for the three months ended April 30, 2019 and 2018, respectively. The fluctuation in the rate results primarily from the production tax credits the Company expects to receive associated with its refined coal segment relative to lower pre-tax income in fiscal year 2019.

Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company files a U.S. federal income tax return and various state income tax returns. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2014 and prior. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

	Three Months Ended April 30,
	2019	2018

Unrecognized tax benefits, beginning of period	$9,232	$2,325
Changes for prior years’ tax positions	66	809
Changes for current year tax positions	138	-
Unrecognized tax benefits, end of period	$9,436	$3,134

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

One Earth and NuGen have combined forward purchase contracts for approximately 11.2 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through July 2019.

One Earth and NuGen have combined forward purchase contracts for approximately 388,000 Mmbtu (million british thermal units) of natural gas. They expect to take delivery of the natural gas through June 2019.

One Earth and NuGen have combined sales commitments for approximately 45.2 million gallons of ethanol, approximately 65,000 tons of distillers grains and approximately 18.5 million pounds of non-food grade corn oil. They expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through July 2019.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $1.5 million and approximately $1.8 million in the first three months of fiscal year 2019 and 2018, respectively.

Note 15. Related-Party Transactions

During the first quarters of fiscal years 2019 and 2018, One Earth and NuGen purchased approximately $46.7 million and approximately $46.1 million, respectively, of corn from minority equity investors and board members of those subsidiaries. The Company had amounts payable to related parties for corn purchases of approximately $1.7 million and approximately $1.9 million at April 30, 2019 and January 31, 2019, respectively.

During each of the first quarters of fiscal years 2019 and 2018, the Company recognized commission expense of approximately $0.1 million, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal acquisition. The Company had accrued liabilities and accounts payable related to the commission expense of approximately $1.4 million and approximately $1.6 million at April 30, 2019 and January 31, 2019, respectively.

Note 16. Segment Reporting

The Company has two segments: ethanol and by-products and refined coal. The Company evaluates the performance of each reportable segment based on segment profit. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended
	April 30,
	2019	2018
Net sales and revenue:
Ethanol and by-products	$104,453	$120,680
Refined coal [1]	122	140
Total net sales and revenue	$104,575	$120,820

1  The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$6,115	$13,546
Refined coal	(2,469)	(2,695)
Total gross profit	$3,646	$10,851

Income (loss) before income taxes:
Ethanol and by-products	$3,205	$11,009
Refined coal	(2,676)	(2,859)
Corporate and other	(362)	(501)
Total income before income taxes	$167	$7,649

Benefit (provision) for income taxes:
Ethanol and by-products	$(486)	$(1,420)
Refined coal	3,946	3,999
Corporate and other	88	124
Total benefit for income taxes	$3,548	$2,703
21

	Three Months Ended
	April 30,
	2019	2018
Segment profit (loss) (net of noncontrolling interests):
Ethanol and by-products	$1,709	$8,589
Refined coal	1,386	1,271
Corporate and other	(274)	(364)
Net income attributable to REX common shareholders	$2,821	$9,496

	April 30, 2019	January 31, 2019
Assets:
Ethanol and by-products	$412,849	$393,691
Refined coal	8,283	8,625
Corporate and other	71,360	69,077
Total assets	$492,492	$471,393

	Three Months Ended
	April 30,
	2019	2018
Sales of products, ethanol and by-products segment:
Ethanol	$77,618	$91,893
Dried distillers grains	18,674	20,083
Non-food grade corn oil	4,983	4,980
Modified distillers grains	3,140	3,717
Other	38	7
Total	$104,453	$120,680

Sales of products, refined coal segment:
Refined coal	$122	$140

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At April 30, 2019, investments in our ethanol business include equity investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	143.2 M	75.1%	107.5 M
NuGen Energy, LLC	134.3 M	99.5%	133.6 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	108.5 M	10.3%	11.2 M
Big River Resources Galva, LLC	127.6 M	10.3%	13.1 M
Big River United Energy, LLC	131.1 M	5.7%	7.5 M
Big River Resources Boyceville, LLC	57.6 M	10.3%	5.9 M
Total	702.3 M		278.8 M

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

Refined Coal

On August 10, 2017, we purchased the entire ownership interest of an entity that owns a refined coal facility, through a 95.35% owned subsidiary, for approximately $12.0 million. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test the effectiveness of our process with respect to emissions reductions every six months through an independent laboratory. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold. We expect to earn credits at the rate of approximately $7.15 per ton of refined coal produced and sold during calendar year 2019.

The refined coal facility is located at the site of a utility-owned electrical generating power station, which is our refined coal operation’s sole customer. We expect future period refined coal production and sales amounts to vary depending on fluctuations in demand from the site host utility, which generally change based upon weather conditions in the geographic markets the utility serves and competing fuel prices and supplies. We have contracted with an experienced third party to operate and maintain the refined coal facility and to provide us with management reporting and operating data as required. We do not have any employees on site at the refined coal facility.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund, through loans, all costs relating to new intellectual property, consultants, future research and development, pilot field tests and equipment purchases with respect to the proposed commercialization stage of the technology. To date, we have paid approximately $2.0 million cumulatively primarily for patents and other expenses. We have not yet tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2019, we did not change any of our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2019, except as discussed in Note 2, adopted ASC Topic 842.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2019” means the period February 1, 2019 to January 31, 2020.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as that discussion reflects how management views and monitors our business.

Comparison of Three Months Ended April 30, 2019 and 2018

Net sales and revenue in the quarter ended April 30, 2019 were approximately $104.6 million compared to approximately $120.8 million in the prior year’s first quarter, representing a decrease of approximately $16.2 million, which was primarily caused by lower sales in our ethanol and by-products segment of approximately $16.2 million.

Gross profit for the first quarter of fiscal year 2019 was approximately $3.6 million (3.5% of net sales and revenue) which was approximately $7.2 million lower compared to approximately $10.9 million of gross profit (9.0% of net sales and revenue) for the first quarter of fiscal year 2018. Gross profit for the first quarter of fiscal year 2019 decreased by approximately $7.4 million compared to the prior year first quarter as a result of operations in the ethanol and by-products segment. Gross loss in the refined coal segment was consistent in the first quarter of fiscal years 2019 and 2018.

Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal year 2019 were approximately $4.7 million, consistent with the first quarter of fiscal year 2018 amount of $4.6 million.

During the first quarters of fiscal years 2019 and 2018, we recognized income of approximately $0.1 million and approximately $0.7 million, respectively, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Big River has interests in four ethanol production plants that shipped approximately 425 million gallons in the trailing twelve months ended April 30, 2019 and has an effective ownership of ethanol gallons shipped for the same period of approximately 366 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $1.1 million for the first quarter of fiscal year 2019 versus approximately $0.7 million for the first quarter of fiscal year 2018. Income has increased as yields on our excess cash have improved compared to fiscal year 2018. In addition, excess cash investment balances in fiscal year 2019 increased compared to fiscal year 2018.

As a result of the foregoing, income before income taxes was approximately $0.2 million for the first quarter of fiscal year 2019 versus approximately $7.6 million for the first quarter of fiscal year 2018.

Historically, we recorded our interim tax provision or benefit for income taxes including the three months ended April 30, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended April 30, 2019. Thus, we used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three months ended April 30, 2019. Our effective tax rate was approximately (2,124.6)% and approximately (35.3)% for the three months ended April 30, 2019 and 2018, respectively. The fluctuation in the rate results primarily from the production tax credits we expect to receive associated with our refined coal segment relative to lower pre-tax income in fiscal year 2019.

As a result of the foregoing, net income was approximately $3.7 million for the first quarter of fiscal year 2019 compared to approximately $10.4 million for the first quarter of fiscal year 2018.

Income related to noncontrolling interests was approximately $0.9 million during each of the first quarters of fiscal years 2019 and 2018. These amounts represent the other owners’ share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2019 was approximately $2.8 million, a decrease of approximately $6.7 million from approximately $9.5 million for the first quarter of fiscal year 2018.

Business Segment Results

We have two segments: ethanol and by-products and refined coal. We evaluate the performance of each reportable segment based segment profit. Segment profit excludes indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains and losses on derivative financial instruments and the provision/benefit for income taxes.

The following sections discuss the results of operations for each of our business segments and corporate and other. Amounts in the corporate and other category include activities that are not separately reportable or related to a segment. The following tables summarizes segment and other results (amounts in thousands):

	Three Months Ended
	April 30,
	2019	2018
Net sales and revenue:
Ethanol and by-products	$104,453	$120,680
Refined coal [1]	122	140
Total net sales and revenue	$104,575	$120,820
26

[1]	We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

	Three Months Ended
	April 30,
	2019	2018
Segment gross profit (loss):
Ethanol and by-products	$6,115	$13,546
Refined coal	(2,469)	(2,695)
Total gross profit	$3,646	$10,851

Income (loss) before income taxes:
Ethanol and by-products	$3,205	$11,009
Refined coal	(2,676)	(2,859)
Corporate and other	(362)	(501)
Total income before income taxes	$167	$7,649

Benefit (provision) for income taxes:
Ethanol and by-products	$(486)	$(1,420)
Refined coal	3,946	3,999
Corporate and other	88	124
Total benefit for income taxes	$3,548	$2,703

Segment profit (loss) (net of noncontrolling interests):
Ethanol and by-products	$1,709	$8,589
Refined coal	1,386	1,271
Corporate and other	(274)	(364)
Net income attributable to REX common shareholders	$2,821	$9,496

Ethanol and by-Products

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses.

The following table summarizes sales from One Earth and NuGen by product group (amounts in thousands):

	Three Months Ended
	April 30,
	2019	2018
Sales of products, ethanol and by-products segment:
Ethanol	$77,618	$91,893
Dried distillers grains	18,674	20,083
Non-food grade corn oil	4,983	4,980
Modified distillers grains	3,140	3,717
Other	38	7
Total	$104,453	$120,680

The following table summarizes selected operating data from One Earth and NuGen:

	Three Months Ended
	April 30,
	2019	2018

Average selling price per gallon of ethanol	$1.27	$1.33
Gallons of ethanol sold (in millions)	61.3	69.2
Average selling price per ton of dried distillers grains	$142.02	$137.75
Tons of dried distillers grains sold	131,490	145,794
Average selling price per pound of non-food grade corn oil	$0.25	$0.25
Pounds of non-food grade corn oil sold (in millions)	19.8	20.1
Average selling price per ton of modified distillers grains	$65.75	$70.29
Tons of modified distillers grains sold	47,760	52,886
Average cost per bushel of grain	$3.53	$3.50
Average cost of natural gas (per mmbtu)	$3.66	$3.46

Ethanol sales decreased from approximately $91.9 million in the first quarter of fiscal year 2018 to approximately $77.6 million in the first quarter of fiscal year 2019, primarily a result of a 11% decrease in gallons sold compared to the first quarter of fiscal year 2018. In addition, the price per gallon sold decreased by $0.06 compared to the first quarter of fiscal year 2018. The volume decrease was primarily a result of weather related logistical delays which impacted production. Management believes the price decrease is primarily related to a general oversupply of ethanol in fiscal year 2019 as the industry has operated at historically high production levels and the EPA has recently granted waivers to small refiners which lowered the RINs obligation and we believe weakened domestic ethanol demand. Dried distillers grains sales decreased from approximately $20.1 million in the first quarter of fiscal year 2018 to approximately $18.7 million in the first quarter of fiscal year 2019, primarily a result of a 10% decrease in tons sold compared to the first quarter of fiscal year 2018. This fluctuation was partially offset by a $4.27 increase in the price per ton sold compared to the first quarter of fiscal year 2018. The volume decrease was primarily a result of weather related logistical delays which impacted production. Non-food grade corn oil sales were approximately $5.0 million in each of the first quarters of fiscal years 2019 and 2018. Modified distillers grains sales decreased from approximately $3.7 million in the first quarter of fiscal year 2018 to approximately $3.1 million in the first quarter of fiscal year 2019, primarily a result of a 10% decrease in pounds sold compared to the first quarter of fiscal year 2018. In addition, the price per pound sold decreased by $4.54 compared to the first quarter of fiscal year 2018. The volume decrease was primarily a result of weather related logistical delays which impacted production.

We expect that sales in future periods will be based upon the following (One Earth and NuGen only):

Product	Annual Sales Quantity

Ethanol	270 million to 300 million gallons
Dried distillers grains	580,000 to 650,000 tons
Non-food grade corn oil	70 million to 90 million pounds
Modified distillers grains	180,000 to 270,000 tons

This expectation assumes that One Earth and NuGen will operate at slightly above historical production levels, as we seek to benefit from our recently completed plant expansion projects, which is dependent upon market conditions, logistics, plant profitability and efficient plant operations. We may vary the amounts of ethanol, dried and modified distillers grains and corn oil production, and thus, the resulting sales, based upon market conditions. NuGen and One Earth have received the EPA pathway approval and have permits to increase each of their production levels to 150 million gallons annually.

Gross profit for the first quarter of fiscal year 2019 was approximately $6.1 million (5.9% of net sales and revenue), which was approximately $7.4 million lower compared to approximately $13.5 million of gross profit (11.2% of net sales and revenue) for the first quarter of fiscal year 2018. The crush spread for the first quarter of fiscal year 2019 was approximately $0.02 per gallon of ethanol sold compared to the first quarter of fiscal year 2018 which was approximately $0.12 per gallon of ethanol sold. Recent USDA reports indicate that current year progress of corn planted is lower than historical averages. Should this continue and cause the corn harvest to be delayed and/or reduced, future period corn prices could increase. The decrease of approximately $1.4 million in sales of dried distillers grains compared to the first quarter of fiscal year 2018 negatively affected gross profit and was primarily a result of weather related logistical delays which impacted production.

Grain accounted for approximately 77% ($75.6 million) of our cost of sales during the first quarter of fiscal year 2019 consistent with the approximately 78% ($83.2 million) during the first quarter of fiscal year 2018. Natural gas accounted for approximately 6% ($6.2 million) of our cost of sales during the first quarter of fiscal year 2019 consistent with the approximately 6% ($6.4 million) during the first quarter of fiscal year 2018.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sales contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in the crush spread for more than four months. Based on existing contracts at the end of the first quarter of fiscal year 2019, approximately 3% of our forecasted ethanol, approximately 8% of our forecasted distillers grains and approximately 23% of our forecasted non-food grade corn oil production for the next 12 months are subject to fixed-price contracts. The effect of a 10% adverse change in the selling price of these commodities from the current pricing would result in a decrease in annual revenues of approximately $44.3 million for the remaining forecasted sales. Similarly, approximately 6% of our estimated corn usage for the next 12 months was subject to fixed-price contracts at the end of the first quarter of fiscal year 2019. The effect of a 10% adverse change in the price of corn from the current pricing would result in an increase in annual cost of goods sold of approximately $34.8 million for the remaining forecasted grain purchases. At the end of the first quarter of fiscal year 2019, approximately 7% of our estimated natural gas usage for the next 12 months was subject to fixed-price contracts. The effect of a 10% adverse change in the price of natural gas from the current pricing would result in an increase in annual cost of goods sold of approximately $1.7 million for the remaining forecasted natural gas purchases.

SG&A expenses for the first quarter of fiscal year 2019 were approximately $3.9 million, consistent with the first quarter of fiscal year 2018 amount of $3.6 million.

During the first quarters of fiscal years 2019 and 2018, we recognized income of approximately $0.1 million and $0.7 million, respectively, from our equity investment in Big River. Big River has interests in four ethanol production plants that shipped approximately 425 million gallons in the trailing twelve months ended April 30, 2019 and has an effective ownership of ethanol gallons shipped for the same period of approximately 366 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.8 million for the first quarter of fiscal year 2019 versus approximately $0.4 million for the first quarter of fiscal year 2018. Income has increased as yields on our excess cash have improved compared to fiscal year 2018 and the balance of our excess cash invested has increased compared to fiscal year 2018.

The provision for income taxes was approximately $0.5 million in the first quarter of fiscal year 2019 compared to approximately $1.4 million in the first quarter of fiscal year 2018. The segment income tax provision was lower in fiscal year 2019 compared to fiscal year 2018 primarily a result of lower pre-tax income during fiscal year 2019.

Income related to noncontrolling interests was approximately $1.0 million in each of the first quarters of fiscal years 2019 and 2018. These amounts represent the other owners’ share of the income of NuGen and One Earth.

Segment profit for the first quarter of fiscal year 2019 was approximately $1.7 million, which was approximately $6.9 million lower compared to the prior year first quarter profit of approximately $8.6 million.

Refined Coal

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017. The following table summarizes sales from refined coal operations by product group (amounts in thousands):

	Three Months Ended
	April 30,
	2019	2018
Sales of products, refined coal segment:

Refined coal [1]	$122	$140

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Refined coal sales were approximately $0.1 million in each of the first quarters of fiscal years 2019 and 2018. We expect future period refined coal sales to vary depending on fluctuations in demand from the site host utility, which generally change based upon weather conditions in the geographic markets the utility serves and competing fuel prices and supplies.

Gross loss was approximately $2.5 million and approximately $2.7 million in the first quarters of fiscal year 2019 and 2018, respectively. We expect future period gross loss to vary similar to the sales fluctuations described above. Based upon the agreements in place that govern the operation, sales and purchasing activities of the refined coal plant, we expect the refined coal operation to continue operating at a gross loss. We expect that the ongoing losses will be subsidized by federal production income tax credits.

SG&A expenses were approximately $0.2 million in each of the first quarters of fiscal years 2019 and 2018. We expect future period expenses to be less than $1.0 million per quarter.

Loss related to noncontrolling interests was approximately $0.1 million in each of the first quarters of fiscal years 2019 and 2018, respectively. This amount represents the other owner’s share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $3.9 million and approximately $4.0 million in the first quarters of fiscal years 2019 and 2018, respectively. The refined coal segment tax benefit is comprised of an estimated statutory benefit of its pre-tax losses and an estimated benefit from the federal production tax credits we expect to earn from producing and selling refined coal. The amount of benefit we recognize during interim periods will fluctuate based on actual production and profitability levels.

As a result of the foregoing, including the benefit of federal production tax credits associated with refined coal production and sales, segment profit was approximately $1.4 million and approximately $1.3 million for the first quarters of fiscal years 2019 and 2018, respectively.

Corporate and Other

SG&A expenses for the first quarter of fiscal year 2019 were approximately $0.7 million, which was consistent with the approximately $0.8 million of expenses for the first quarter of fiscal year 2018.

Interest and other income was approximately $0.3 million for each of the first quarters of fiscal year 2019 and 2018.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.5 million for the first quarter of fiscal year 2019, compared to net cash used of approximately $3.5 million for the first quarter of fiscal year 2018. For the first quarter of fiscal year 2019, cash was provided by net income of approximately $3.7 million, adjusted for non-cash items of approximately $4.0 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. An increase in the balance of inventories used cash of approximately $1.7 million, which was primarily a result of the timing of receipt of raw materials. A decrease in the balance of accounts payable used cash of approximately $0.8 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $3.4 million, which was primarily a result of payments of operating leases and incentive compensation as well as lower accruals for utilities.

Net cash used in operating activities was approximately $3.5 million for the first quarter of fiscal year 2018. For the first quarter of fiscal year 2018, cash was provided by net income of approximately $10.4 million, adjusted for non-cash items of approximately $2.7 million, which consisted of depreciation, income from equity method investments, accrued interest income, the deferred income tax provision and stock based compensation expense. An increase in the balance of accounts receivable used cash of approximately $8.4 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $5.3 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first quarter of fiscal year 2018. An increase in refundable income taxes used cash of approximately $1.2 million, which was primarily a result of recognizing the benefit of an expected filing of an amended income tax return to claim a refund for prior years. An increase in the balance of accounts payable provided cash of approximately $1.0 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $2.0 million which was primarily a result of payments of incentive compensation and real estate taxes.

At April 30, 2019, working capital was approximately $233.3 million, compared to approximately $233.6 million at January 31, 2019. The ratio of current assets to current liabilities was 12.5 to 1 at April 30, 2019 and 14.7 to 1 at January 31, 2019.

Cash of approximately $14.4 million was provided by investing activities for the first quarter of fiscal year 2019, compared to cash used of approximately $114.2 million during the first quarter of fiscal year 2018. During the first quarter of fiscal year 2019, we had capital expenditures of approximately $0.6 million. We expect to spend between $3.0 million and $6.0 million during the remainder of fiscal year 2019 on various capital projects. During the first quarter of fiscal year 2019, we sold United States treasury bills (classified as short-term investments) of approximately $15.0 million. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $114.2 million was used in investing activities for the first quarter of fiscal year 2018. During the first quarter of fiscal year 2018, we had capital expenditures of approximately $3.1 million, the majority of which were plant capacity expansion projects at the One Earth and NuGen ethanol plants. During the first quarter of fiscal year 2018, we used cash of approximately $111.2 million for the purchase of United States treasury bills (classified as short-term investments) to increase the income we receive on our excess cash balances.

Cash provided by financing activities was insignificant for the first quarter of fiscal year 2019 compared to cash used of approximately $8.5 million for the first quarter of fiscal year 2018. During the first quarter of fiscal year 2018, we used cash of approximately $8.6 million to purchase approximately 119,000 shares of our common stock in open market transactions. During the first quarters of fiscal years 2019 and 2018, we received approximately $0.1 million in capital contributions from the minority investor in the refined coal entity.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 350,000 shares. We also plan to seek and evaluate investment opportunities including energy related, agricultural or other ventures we believe fit our investment criteria in addition to investing in highly liquid short-term securities.

Effective April 1, 2016, One Earth and NuGen each entered into $10.0 million revolving loan facilities that mature June 1, 2019 as extended. We do not expect to renew these facilities based upon liquidity considerations. Neither One Earth nor NuGen had outstanding borrowings on the revolving loans during the quarters ended April 30, 2019 and 2018. These agreements do not contain any financial covenants.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, our ethanol and refined coal plants operating efficiently and according to forecasts and projections, changes in the international, national or regional economies, weather, results of income tax audits, changes in income tax laws or regulations and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At April 30, 2019, One Earth and NuGen combined have forward purchase contracts for approximately 11.2 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through July 2019. At April 30, 2019, One Earth and NuGen combined have forward purchase contracts for approximately 388,000 Mnbtu of natural gas. They expect to take delivery of the natural gas through June 2019. At April 30, 2019, One Earth and NuGen have combined sales commitments for approximately 45.2 million gallons of ethanol, approximately 65,000 tons of distillers grains and approximately 18.5 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the majority of the ethanol, distillers grains and non-food grade corn oil through July 2019. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on April 30, 2019 is as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	295,000	Gallons	$34,264
Corn	105,357	Bushels	$34,818
Distillers Grains	852	Tons	$8,492
Non-food grade Corn Oil	79,000	Pounds	$1,522
Natural Gas	5,964	MMBTU	$1,662

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

Item 1A. Risk Factors

During the quarter ended April 30, 2019, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. None of our consolidated subsidiaries have restrictions on their ability to pay dividends to us. During the first quarter of fiscal year 2019, NuGen paid dividends to REX of approximately $3.1 million. Neither One Earth nor NuGen paid dividends to REX during the first quarter of fiscal year 2018.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	June 4, 2019

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	June 4, 2019
37