Form 10-Q
period 2019-07-31
REX AMERICAN RESOURCES Corp
filed 2019-09-04
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019

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

Yes ☐   No ☒

At the close of business on September 3, 2019 the registrant had 6,293,322 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	July 31, 2019	January 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$212,232	$188,531
Short-term investments	—	14,975
Restricted cash	222	281
Accounts receivable	7,682	11,378
Inventory	22,071	18,477
Refundable income taxes	7,683	7,695
Prepaid expenses and other	9,102	9,284
Total current assets	258,992	250,621
Property and equipment, net	171,550	182,521
Operating lease right-of-use assets	18,974	—
Other assets	12,749	6,176
Equity method investment	32,440	32,075
Total assets	$494,705	$471,393

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$8,877	$7,463
Current operating lease liabilities	5,275	—
Accrued expenses and other current liabilities	8,115	9,546
Total current liabilities	22,267	17,009
Long-term liabilities:
Deferred taxes	4,141	4,185
Long-term operating lease liabilities	13,137	—
Other long-term liabilities	4,670	4,928
Total long-term liabilities	21,948	9,113
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	148,724	148,273
Retained earnings	584,635	579,558
Treasury stock	(335,080)	(335,193)
Total REX shareholders’ equity	398,578	392,937
Noncontrolling interests	51,912	52,334
Total equity	450,490	445,271
Total liabilities and equity	$494,705	$471,393

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net sales and revenue	$105,868	$128,757	$210,443	$249,577
Cost of sales	101,864	119,358	202,793	229,327
Gross profit	4,004	9,399	7,650	20,250
Selling, general and administrative expenses	(4,764)	(6,110)	(9,496)	(10,663)
Equity in income of unconsolidated affiliates	239	874	365	1,571
Interest and other income, (net)	1,252	696	2,379	1,350
Income before income taxes	731	4,859	898	12,508
Benefit for income taxes	2,622	5,631	6,170	8,334
Net income	3,353	10,490	7,068	20,842
Net income attributable to noncontrolling interests	(1,097)	(1,273)	(1,991)	(2,129)
Net income attributable to REX common shareholders	$2,256	$9,217	$5,077	$18,713

Weighted average shares outstanding – basic and diluted	6,318	6,466	6,317	6,517

Basic and diluted net income per share attributable to REX common shareholders	$0.36	$1.43	$0.80	$2.87

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2019	29,853	$299	23,580	$(335,193)	$148,273	$579,558	$52,334	$445,271

Net income						2,821	894	3,715

Noncontrolling interests distribution and other							(87)	(87)

Capital contributions							146	146

Stock based compensation expense	—	—	—	7	30	—	—	37

Balance at April 30, 2019	29,853	299	23,580	(335,186)	148,303	582,379	53,287	449,082

Net income						2,256	1,097	3,353

Noncontrolling interests distribution and other							(2,511)	(2,511)

Capital contributions							39	39

Issuance of equity awards and stock based compensation expense	—	—	(19)	106	421	—	—	527

Balance at July 31, 2019	29,853	$299	23,561	$(335,080)	$148,724	$584,635	$51,912	$450,490

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2018	29,853	$299	23,287	$(313,643)	$146,923	$547,913	$50,434	$431,926

Net income						9,496	856	10,352

Treasury stock acquired			126	(9,128)				(9,128)

Capital contributions							110	110

Stock based compensation expense	—	—	—	13	58	—	—	71

Balance at April 30, 2018	29,853	299	23,413	(322,758)	146,981	557,409	51,400	433,331

Net income						9,217	1,273	10,490

Treasury stock acquired			102	(7,520)				(7,520)

Noncontrolling interests distribution and other							(1,699)	(1,699)

Capital contributions							136	136

Issuance of equity awards and stock based compensation expense	—	—	(13)	279	1,231	—	—	1,510

Balance at July 31, 2018	29,853	$299	23,502	$(329,999)	$148,212	$566,626	$51,110	$436,248

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$7,068	$20,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,425	12,033
Amortization of operating lease right-of-use assets	2,992	—
Income from equity method investments	(365)	(1,571)
Dividends received from equity method investee	—	1,003
Interest income from investments	(25)	(815)
Deferred income tax	(6,294)	(7,938)
Stock based compensation expense	248	443
Loss on disposal of property and equipment	—	104
Changes in assets and liabilities:
Accounts receivable	3,696	(1,735)
Inventories	(3,594)	(4,416)
Other assets	(141)	(2,443)
Accounts payable, trade	1,409	4,002
Other liabilities	(4,927)	(1,262)
Net cash provided by operating activities	12,492	18,247
Cash flows from investing activities:
Capital expenditures	(1,449)	(5,813)
Purchase of short-term investments	—	(111,154)
Sale of short-term investments	15,000	—
Other	12	18
Net cash provided by (used in) investing activities	13,563	(116,949)
Cash flows from financing activities:
Treasury stock acquired	—	(16,648)
Payments to noncontrolling interests holders	(2,598)	(1,699)
Capital contributions from minority investor	185	246
Net cash used in financing activities	(2,413)	(18,101)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,642	(116,803)
Cash, cash equivalents and restricted cash, beginning of period	188,812	191,342
Cash, cash equivalents and restricted cash, end of period	$212,454	$74,539

Non cash investing activities – Accrued capital expenditures	$5	$469
Non cash financing activities – Stock awards accrued	$171	$335
Non cash financing activities – Stock awards issued	$487	$1,473
Initial right-of-use assets and liabilities recorded upon adoption of ASC 842	$20,918	$—
Right-of-use assets acquired and liabilities incurred upon lease execution	$432	$—
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$212,232	$73,761
Restricted cash	222	778
Total cash, cash equivalents and restricted cash	$212,454	$74,539

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 2019

Note 1. Consolidated Condensed Financial Statements

References to the Company – References to “REX” or the “Company” in the consolidated condensed financial statements and in these notes to the consolidated condensed financial statements refer to REX American Resources Corporation, a Delaware corporation, and its majority and wholly owned subsidiaries.

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

Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of the Company. All intercompany balances and transactions have been eliminated. The Company consolidates the results of its four majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month as One Earth has a fiscal year end of December 31.

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

Income Taxes

Historically, the Company recorded its interim tax provision or benefit for income taxes including the three and six months ended July 31, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended July 31, 2019. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2019.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes nor received refunds of income taxes during the six months ended July 31, 2019. The Company paid income taxes of approximately $0.5 million during the six months ended July 31, 2018. The Company received no refunds of income taxes during the six months ended July 31, 2018.

As of July 31, 2019 and January 31, 2019, total unrecognized tax benefits were approximately $8.8 million. Accrued penalties and interest were approximately $0.5 million and approximately $0.4 million at July 31, 2019 and January 31, 2019, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $8.3 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. At July 31, 2019, there was a permanent write-down of inventory of approximately $1.2 million. There was no significant permanent write-down of inventory at January 31, 2019. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	July 31, 2019	January 31, 2019

Ethanol and other finished goods	$9,759	$5,767
Work in process	3,130	3,094
Grain and other raw materials	9,182	9,616
Total	$22,071	$18,477

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges in the first six months of fiscal years 2019 or 2018.

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

Accounting Changes and Recently Issued Accounting Standards

Effective February 1, 2019, the Company adopted the amended guidance in Accounting Standards Codification “ASC” Topic 842 “Leases” and all related amendments (“ASC 842”), which requires virtually all leases be recognized by lessees on their balance sheet as right-of-use assets and corresponding lease liabilities. The adoption of ASC 842 had a material impact on the Company’s Consolidated Condensed Balance Sheet as total assets and total liabilities increased by approximately $20.9 million upon adoption. The adoption of ASC 842 did not have a material impact on the Company’s Consolidated Condensed Statement of Operations for the three and six months ended July 31, 2019. See Note 4 for a further discussion of the Company’s adoption of this amended guidance.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which improves the effectiveness of recurring and non-recurring fair value measurements disclosures. This standard removes, modifies and adds certain disclosure requirements and is effective for the Company beginning February 1, 2020. The Company has not determined the effect of this standard on its consolidated financial statements and related disclosures.

Note 3. Net Sales and Revenue

The Company recognizes sales of products when obligations under the terms of the respective contracts with customers are satisfied. This occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods. Sales, value added and other taxes the Company collects concurrent with revenue producing activities are excluded from net sales and revenue.

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

See Note 15 for disaggregation of net sales and revenue by operating segment and by product.

Note 4. Leases

The Company used the optional transition method in adopting ASC 842, which resulted in applying ASC 842 at the date of adoption (February 1, 2019). Thus, comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.

ASC 842 provides for three practical expedients, which the Company elected as a package. Pursuant to this package, the Company did not reassess: i) whether any expired or existing contracts are or contain leases; ii) the lease classification for any expired or existing leases that were previously classified as operating leases; or iii) the initial direct costs for any existing leases.

The Company elected the practical expedient, available pursuant to ASC 842, for lessees to include both lease and non-lease components as a single component and account for it as a lease. In general, certain maintenance costs are the responsibility of the Company under its railcar leases. These maintenance costs are a non-lease component which the Company elected to combine with rental payments and account for the total amount as operating lease expense.

At July 31, 2019, the Company has lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as selling, general and administrative expenses on the Consolidated Condensed Statement of Operations are as follows:

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019

Operating lease expense	$1,701	$3,310
Variable lease expense	159	352
Total lease expense	$1,860	$3,662
13

The following table is a summary of future minimum rentals on such leases at July 31, 2019 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2020	$3,298
2021	5,658
2022	4,949
2023	3,241
2024	2,075
Thereafter	1,253
Total	20,474
Less: present value discount	2,062
Operating lease liabilities	$18,412

At July 31, 2019, the weighted average remaining lease term is 3.9 years and the weighted average discount rate is 5.46% for the above leases.

At January 31, 2019, the Company had operating lease agreements (pursuant to ASC 840, “Leases”), as lessee, for railcars and other equipment. At January 31, 2019, future minimum annual rentals on such leases were as follows (amounts in thousands):

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2019 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$—	$—	$341	$341
Forward purchase contract asset (2)		75		75
Commodity futures (2)	—	30	—	30
Total assets	$—	$105	$341	$446

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2019 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$—	$—	$333	$333
Commodity futures (2)	—	44	—	44
Total assets	$—	$44	$333	$377

Forward purchase contract liability (3)	$—	$22	$—	$22

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The forward purchase contract asset and commodity futures asset are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at July 31, 2019 or January 31, 2019.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2019	January 31, 2019

Land and improvements	$21,481	$21,469
Buildings and improvements	23,642	23,608
Machinery, equipment and fixtures	297,946	297,807
Construction in progress	1,401	708
	344,470	343,592
Less: accumulated depreciation	(172,920)	(161,071)
Total	$171,550	$182,521

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	July 31, 2019	January 31, 2019

Deferred income taxes	$12,093	$5,843
Other	656	333
Total	$12,749	$6,176
16

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2019	January 31, 2019

Accrued payroll and related items	$1,018	$2,041
Accrued utility charges	1,643	2,924
Accrued transportation related items	1,500	1,567
Accrued real estate taxes	2,300	1,680
Accrued income taxes	52	71
Other	1,602	1,263
Total	$8,115	$9,546

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	July 31, 2019	January 31, 2019	July 31, 2019	January 31, 2019

Commodity futures (1)	$30	$44	$—	$—
Forward purchase contracts (2)	75	—	—	22
Total	$105	$44	$—	$22

(1) Commodity futures assets are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 2.1 million bushels of corn and long/buy positions for approximately 1.0 million bushels of corn at July 31, 2019. These contracts are short/sell positions for approximately 2.0 million bushels of corn at January 31, 2019.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts are for purchases of approximately 1.5 million bushels of corn at July 31, 2019. Forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 1.3 million bushels of corn at January 31, 2019.

As of July 31, 2019 and January 31, 2019, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of July 31, 2019 and January 31, 2019, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $222,000 and approximately $281,000 to secure the Company’s derivative position at July 31, 2019 and January 31, 2019, respectively.

See Note 5 which contains fair value information related to derivative financial instruments.

Gains on the Company’s derivative financial instruments of approximately $537,000 and approximately $405,000 for the second quarter of fiscal years 2019 and 2018, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains (losses) on the Company’s derivative financial instruments of approximately $1,230,000 and approximately $(160,000) for the first six months of fiscal years 2019 and 2018, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations.

Note 10. Investments

The following table summarizes the Company’s equity method investment at July 31, 2019 and January 31, 2019 (dollars in thousands):

Entity	Ownership Percentage	Carrying Amount July 31, 2019	Carrying Amount January 31, 2019

Big River	10.3%	$32,440	$32,075

Undistributed earnings of the Company’s equity method investee totaled approximately $12.4 million and approximately $12.0 million at July 31, 2019 and January 31, 2019, respectively. The Company received no dividends from its equity method investee during the first six months of fiscal year 2019 and received dividends of approximately $1.0 million during the first six months of fiscal year 2018.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Net sales and revenue	$193,731	$212,092	$377,800	$404,035
Gross profit	$7,026	$10,648	$8,595	$24,339
Income from continuing operations	$2,320	$8,468	$3,546	$15,232
Net income	$2,320	$8,468	$3,546	$15,232

The following table summarizes the Company’s held-to-maturity security at January 31, 2019 (amounts in thousands):

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

United States Treasury Bill	$14,975	$2	$14,973

As of January 31, 2019, the contractual maturity of this investment was less than one year and the yield to maturity rate was 2.29%.

Note 11. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At July 31, 2019, 479,988 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At July 31, 2019 and January 31, 2019, unrecognized compensation cost related to nonvested restricted stock was approximately $299,000 and $200,000, respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Six Months Ended July 31, 2019

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2019	38,036	$2,935	2
Granted	9,442	662
Forfeited	—	—
Vested	18,902	1,404

Non-Vested at July 31, 2019	28,576	$2,193	2

	Six Months Ended July 31, 2018

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2018	29,415	$2,275	2
Granted	21,745	1,622
Forfeited	—	—
Vested	13,124	963

Non-Vested at July 31, 2018	38,036	$2,934	2

The above tables include 24,219 and 34,148 non-vested shares at July 31, 2019 and 2018, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 12. Income Taxes

Historically, the Company recorded its interim tax provision or benefit for income taxes including the three and six months ended July 31, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended July 31, 2019. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2019.

The effective tax rate on consolidated pre-tax income was approximately (358.7)% and approximately (115.9)% for the three months ended July 31, 2019 and 2018, respectively. The effective tax rate on consolidated pre-tax income was approximately (687.1)% and approximately (66.6)% for the six months ended July 31, 2019 and 2018, respectively. The fluctuation in the rate results primarily from the production tax credits the Company expects to receive associated with its refined coal segment relative to lower pre-tax income in fiscal year 2019. Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

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

	Six Months Ended July 31,
	2019	2018

Unrecognized tax benefits, beginning of period	$9,232	$2,325
Changes for prior years’ tax positions	102	832
Changes for current year tax positions	—	—
Unrecognized tax benefits, end of period	$9,334	$3,157

Note 13. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 5.6 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through October 2019.

One Earth and NuGen have combined forward purchase contracts for approximately 1,182,000 MMBtu (million british thermal units) of natural gas. They expect to take delivery of the natural gas through December 2019.

One Earth and NuGen have combined sales commitments for approximately 35.2 million gallons of ethanol, approximately 30,100 tons of distillers grains and approximately 14.9 million pounds of non-food grade corn oil. They expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through September 2019.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $1.2 million and approximately $3.4 million in the second quarter of fiscal year 2019 and 2018, respectively. Such fees totaled approximately $2.8 million and approximately $5.1 million for the six months ended July 31, 2019 and 2018, respectively.

Note 14. Related-Party Transactions

During the second quarters of fiscal years 2019 and 2018, One Earth and NuGen purchased approximately $43.5 million and approximately $45.2 million, respectively, of corn from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $90.2 million and approximately $91.4 million for the six months ended July 31, 2019 and 2018, respectively. The Company had amounts payable to related parties for corn purchases of approximately $1.7 million and approximately $1.9 million at July 31, 2019 and January 31, 2019, respectively.

During the second quarters of fiscal years 2019 and 2018, the Company recognized commission income of approximately $0.3 million and expense of approximately $0.2 million, respectively, payable to the minority investor in the refined coal entity. During the first six months of fiscal years 2019 and 2018, the Company recognized commission income of approximately $0.3 million and expense of approximately $0.3 million, respectively. The commission income or expense is associated with the refined coal acquisition. The Company had accrued liabilities and accounts payable related to the commission expense of approximately $1.0 million and approximately $1.6 million at July 31, 2019 and January 31, 2019, respectively.

Note 15. Segment Reporting

The Company has two reportable segments: i) ethanol and by-products; and ii) refined coal. The Company evaluates the performance of each reportable segment based on segment profit. The following table summarizes segment and other results and assets (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net sales and revenue:
Ethanol and by-products	$105,770	$128,491	$210,223	$249,171
Refined coal [1]	98	266	220	406
Total net sales and revenue	$105,868	$128,757	$210,443	$249,577

[1] The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$6,169	$13,669	$12,284	$27,215
Refined coal	(2,165)	(4,270)	(4,634)	(6,965)
Total gross profit	$4,004	$9,399	$7,650	$20,250

Income (loss) before income taxes:
Ethanol and by-products	$3,111	$10,077	$6,313	$21,086
Refined coal	(2,028)	(4,788)	(4,703)	(7,647)
Corporate and other	(352)	(430)	(712)	(931)
Total income before income taxes	$731	$4,859	$898	$12,508

Benefit (provision) for income taxes:
Ethanol and by-products	$(619)	$(2,029)	$(1,105)	$(3,449)
Refined coal	3,155	7,597	7,101	11,596
Corporate and other	86	63	174	187
Total benefit for income taxes	$2,622	$5,631	$6,170	$8,334
23

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Segment profit (loss) (net of noncontrolling interests):	2019	2018	2019	2018
Ethanol and by-products	$1,305	$6,561	$3,014	$15,150
Refined coal	1,216	3,018	2,602	4,289
Corporate and other	(265)	(362)	(539)	(726)
Net income attributable to REX common shareholders	$2,256	$9,217	$5,077	$18,713

Assets:	July 31, 2019	January 31, 2019
Ethanol and by-products	$406,811	$393,691
Refined coal	7,409	8,625
Corporate and other	80,485	69,077
Total assets	$494,705	$471,393

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Sales of products, ethanol and by-products segment:	2019	2018	2019	2018
Ethanol	$83,219	$100,289	$160,837	$192,182
Dried distillers grains	15,887	21,059	34,561	41,143
Non-food grade corn oil	4,599	5,075	9,582	10,055
Modified distillers grains	2,004	2,043	5,144	5,760
Other	61	25	99	31
Total	$105,770	$128,491	$210,223	$249,171

Sales of products, refined coal segment:
Refined coal	$98	$266	$220	$406
24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At July 31, 2019, investments in our ethanol business include equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	141.5 M	75.2%	106.4 M
NuGen Energy, LLC	124.2 M	99.5%	123.6 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	109.1 M	10.3%	11.2 M
Big River Resources Galva, LLC	127.6 M	10.3%	13.1 M
Big River United Energy, LLC	132.3 M	5.7%	7.5 M
Big River Resources Boyceville, LLC	58.2 M	10.3%	6.0 M
Total	692.9 M		267.8 M

Our ethanol operations and the results thereof are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices (for example, crude and other energy prices, the export market demand for ethanol and the results of federal policy decisions and trade negotiations can impact ethanol prices), at times ethanol prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

Refined Coal

On August 10, 2017, we purchased the entire ownership interest of an entity that owns a refined coal facility, through a 95.35% owned subsidiary, for approximately $12.0 million. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test the effectiveness of our process with respect to emissions reductions every six months through an independent laboratory. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold. We expect to earn credits at the rate of approximately $7.17 per ton of refined coal produced and sold during calendar year 2019.

The refined coal facility is located at the site of a utility-owned electrical generating power station, which is our refined coal operation’s sole customer. We expect future period refined coal production and sales amounts to vary depending on fluctuations in demand from the site host utility, which generally changes based upon weather conditions in the geographic markets the utility serves and competing fuel prices and supplies. We have contracted with an experienced third party to operate and maintain the refined coal facility and to provide us with management reporting and operating data as required. We do not have any employees on site at the refined coal facility.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We have funded, through loans, all costs relating to new intellectual property, consultants, research and development, pilot field tests and equipment purchases with respect to the proposed commercialization stage of the technology. To date, we have paid approximately $2.1 million cumulatively primarily for patents, purchases of certain equipment and other expenses. We have not yet tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended July 31, 2019, we did not change any of our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2019.

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

Trends and Uncertainties

During fiscal year 2019, operating results in our ethanol and by-products segment have been adversely affected by a weak margin environment highlighted by higher costs for corn and reductions in plant production volumes. Weather conditions delayed the planting of corn in much of the United States, and there continues to be uncertainty regarding the amount of the corn crop harvest in the latter part of 2019. Through the first six months of fiscal year 2019, we have struggled to obtain adequate supplies of corn, on a consistent basis, at acceptable price levels. Consequently, we have not been able to operate our ethanol plants at production levels near our historical averages. We cannot reasonably predict the likelihood of future period production levels compared to historical averages.

Under the U.S. Renewable Fuel Standard (“RFS”), the Environmental Protection Agency (“EPA”) assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The EPA can waive the obligation for individual small refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. Until recent years, the EPA approved relatively few such waivers. Recently, the EPA approved 31 small-refinery exemptions from their 2018 Renewable Fuel Standard compliance obligations, which was estimated to effectively reduce the obligation for ethanol in 2018 by 1.4 billion gallons. The EPA previously granted waivers for 2016 and 2017 totaling approximately 2.6 billion gallons. These actions affect current year demand as obligated parties such as refiners can use the waivers granted by the EPA to help them meet their obligations in different years. The waivers ultimately are likely to lead to reduced domestic ethanol demand and pricing.

During fiscal year 2019, operating results in our refined coal segment have been adversely affected by lower utility plant demand (our only customer). While this leads to lower pre-tax loss amounts from this segment, it also leads to lower tax benefits from Section 45 credits being recognized. Ultimately, this results in lower amounts of segment profit.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

Comparison of Three and Six Months Ended July 31, 2019 and 2018

Net sales and revenue in the quarter ended July 31, 2019 were approximately $105.9 million compared to approximately $128.8 million in the prior year’s second quarter, representing a decrease of approximately $22.9 million, which was primarily caused by lower sales in our ethanol and by-products segment of approximately $22.7 million. Net sales and revenue in the first six months of fiscal year 2019 were approximately $210.4 million compared to approximately $249.6 million in the first six months of fiscal year 2018, representing a decrease of approximately $39.2 million, which was primarily caused by lower sales in our ethanol and by-products segment of approximately $38.9 million.

Gross profit for the second quarter of fiscal year 2019 was approximately $4.0 million (3.8% of net sales and revenue) which was approximately $5.4 million lower compared to approximately $9.4 million of gross profit (7.3% of net sales and revenue) for the second quarter of fiscal year 2018. Gross profit for the second quarter of fiscal year 2019 decreased by approximately $7.5 million compared to the prior year second quarter as a result of operations in the ethanol and by-products segment. Gross loss in the refined coal segment was $2.2 million in the second quarter of fiscal years 2019 compared to $4.3 million in the second quarter of fiscal year 2018. Gross profit for the first six months of fiscal year 2019 was approximately $7.7 million (3.6% of net sales and revenue) which was approximately $12.6 million lower compared to approximately $20.3 million (8.1% of net sales and revenue) for the first six months of fiscal year 2018. Gross profit for the first six months of fiscal year 2019 decreased by approximately $14.9 million compared to the first six months of fiscal year 2018 as a result of operations in the ethanol and by-products segment and increased by approximately $2.3 million as a result of operations in the refined coal segment.

Selling, general and administrative (“SG&A”) expenses were approximately $4.8 million for the second quarter of fiscal year 2019, which was approximately $1.3 million lower compared to approximately $6.1 million for the second quarter of fiscal year 2018. SG&A expenses were approximately $9.5 million for the first six months of fiscal year 2019, which was approximately $1.2 million lower compared to approximately $10.7 million for the first six months of fiscal year 2018. Both the quarterly and six months to date decreases were primarily related to a decrease in incentive compensation expense associated with lower profitability in fiscal year 2019 and a decrease in commission expense related to the refined coal acquisition.

During the second quarters of fiscal years 2019 and 2018, we recognized income of approximately $0.2 million and approximately $0.9 million, respectively, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Such income was approximately $0.4 million and approximately $1.6 million during the first six months of fiscal year 2019 and 2018, respectively. Big River has interests in four ethanol production plants that shipped approximately 427 million gallons in the trailing twelve months ended July 31, 2019 and has an effective ownership of ethanol gallons shipped for the same period of approximately 368 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $1.3 million for the second quarter of fiscal year 2019 versus approximately $0.7 million for the second quarter of fiscal year 2018. Interest and other income was approximately $2.4 million for the first six months of fiscal year 2019 versus approximately $1.4 million for the first six months of fiscal year 2018. Income has increased as yields on our excess cash have improved compared to fiscal year 2018. In addition, excess cash investment balances in fiscal year 2019 increased compared to fiscal year 2018.

As a result of the foregoing, income before income taxes was approximately $0.7 million for the second quarter of fiscal year 2019 versus approximately $4.9 million for the second quarter of fiscal year 2018. Income before income taxes was approximately $0.9 million for the first six months of fiscal year 2019 versus approximately $12.5 million for the first six months of fiscal year 2018.

Historically, we recorded our interim tax provision or benefit for income taxes including the three and six months ended July 31, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended July 31, 2019. Thus, we used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2019. Our effective tax rate was approximately (358.7)% and approximately (115.9)% for the three months ended July 31, 2019 and 2018, respectively, and was approximately (687.1)% and (66.6)% for the first six months of fiscal years 2019 and 2018, respectively. The fluctuation in the rate results primarily from the production tax credits we expect to receive associated with our refined coal segment relative to lower pre-tax income in fiscal year 2019.

As a result of the foregoing, net income was approximately $3.4 million for the second quarter of fiscal year 2019 compared to approximately $10.5 million for the second quarter of fiscal year 2018. Net income was approximately $7.1 million for the first six months of fiscal year 2019 compared to approximately $20.8 million for the first six months of fiscal year 2018.

Income related to noncontrolling interests was approximately $1.1 million and approximately $1.3 million during the second quarters of fiscal years 2019 and 2018, respectively, and was approximately $2.0 million and approximately $2.1 million during the first six months of fiscal years 2019 and 2018, respectively. These amounts represent the other owners’ share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy.

As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2019 was approximately $2.3 million, a decrease of approximately $6.9 million from approximately $9.2 million for the second quarter of fiscal year 2018. Net income attributable to REX common shareholders for the first six months of fiscal year 2019 was approximately $5.1 million, a decrease of approximately $13.6 million from approximately $18.7 million for the first six months of fiscal year 2018.

Business Segment Results

We have two reportable segments: i) ethanol and by-products; and ii) refined coal. We evaluate the performance of each reportable segment based on segment profit. Segment profit excludes indirect interest income and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Segment profit includes realized and unrealized gains and losses on derivative financial instruments and the provision/benefit for income taxes.

The following sections discuss the results of operations for each of our business segments and corporate and other. Amounts in the corporate and other category include activities that are not separately reportable or related to a segment. The following tables summarizes segment and other results (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net sales and revenue:
Ethanol and by-products	$105,770	$128,491	$210,223	$249,171
Refined coal [1]	98	266	220	406
Total net sales and revenue	$105,868	$128,757	$210,443	$249,577

[1]	We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Segment gross profit (loss):
Ethanol and by-products	$6,169	$13,669	$12,284	$27,215
Refined coal	(2,165)	(4,270)	(4,634)	(6,965)
Total gross profit	$4,004	$9,399	$7,650	$20,250

Income (loss) before income taxes:
Ethanol and by-products	$3,111	$10,077	$6,313	$21,086
Refined coal	(2,028)	(4,788)	(4,703)	(7,647)
Corporate and other	(352)	(430)	(712)	(931)
Total income before income taxes	$731	$4,859	$898	$12,508

Benefit (provision) for income taxes:
Ethanol and by-products	$(619)	$(2,029)	$(1,105)	$(3,449)
Refined coal	3,155	7,597	7,101	11,596
Corporate and other	86	63	174	187
Total benefit for income taxes	$2,622	$5,631	$6,170	$8,334

Segment profit (loss) (net of noncontrolling interests):
Ethanol and by-products	$1,305	$6,561	$3,014	$15,150
Refined coal	1,216	3,018	2,602	4,289
Corporate and other	(265)	(362)	(539)	(726)
Net income attributable to REX common shareholders	$2,256	$9,217	$5,077	$18,713
30

Ethanol and by-Products

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses.

The following table summarizes sales from One Earth and NuGen by product group (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Sales of products, ethanol and by-products segment:	2019	2018	2019	2018
Ethanol	$83,219	$100,289	$160,837	$192,182
Dried distillers grains	15,887	21,059	34,561	41,143
Non-food grade corn oil	4,599	5,075	9,582	10,055
Modified distillers grains	2,004	2,043	5,144	5,760
Other	61	25	99	31
Total	$105,770	$128,491	$210,223	$249,171

The following table summarizes selected operating data from One Earth and NuGen:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018

Average selling price per gallon of ethanol	$1.38	$1.38	$1.32	$1.35
Gallons of ethanol sold (in millions)	60.4	72.7	121.7	141.9
Average selling price per ton of dried distillers grains	$135.46	$148.98	$138.92	$143.28
Tons of dried distillers grains sold	117,280	141,354	248,770	287,148
Average selling price per pound of non-food grade corn oil	$0.25	$0.24	$0.25	$0.24
Pounds of non-food grade corn oil sold (in millions)	18.1	21.2	37.9	41.4
Average selling price per ton of modified distillers grains	$53.01	$63.72	$60.12	$67.81
Tons of modified distillers grains sold	37,795	32,053	85,555	84,939
Average cost per bushel of grain	$3.80	$3.60	$3.65	$3.55
Average cost of natural gas (per mmbtu)	$2.63	$2.86	$3.16	$3.16

Ethanol sales decreased from approximately $100.3 million in the second quarter of fiscal year 2018 to approximately $83.2 million in the second quarter of fiscal year 2019, primarily a result of a 17% decrease in gallons sold compared to the second quarter of fiscal year 2018. Dried distillers grains sales decreased from approximately $21.1 million in the second quarter of fiscal year 2018 to approximately $15.9 million in the second quarter of fiscal year 2019, primarily a result of a 17% decrease in tons sold compared to the second quarter of fiscal year 2018. In addition, a $13.52 decrease in the price per ton sold compared to the second quarter of fiscal year 2018 also contributed to lower dried distillers grains sales. Non-food grade corn oil sales were approximately $4.6 million in the second quarter of fiscal years 2019 compared to $5.1 million in the second quarter of fiscal year 2018. The decrease was primarily a result of a 15% decrease in pounds sold compared to the second quarter of fiscal year 2018. Modified distillers grains sales were approximately $2.0 million in each of the second quarters of fiscal years 2019 and 2018. The above noted volume decreases were primarily a result of diminished local supplies of corn which prevented us from operating at historical production levels.

Ethanol sales decreased from approximately $192.2 million in the first six months of fiscal year 2018 to approximately $160.8 million in the first six months of fiscal year 2019, primarily a result of a decrease of 20.2 million gallons sold. Dried distillers grains sales decreased from approximately $41.1 million in the first six months of fiscal year 2018 to approximately $34.6 million in the first six months of fiscal year 2019, primarily a result of a 13% decrease in tons sold compared to the first six months of fiscal year 2018. Non-food grade corn oil sales decreased from approximately $10.1 million in the first six months of fiscal year 2018 to approximately $9.6 million in the first six months of fiscal year 2019, primarily a result of a 8% decrease in pounds sold. Modified distillers grains sales decreased from approximately $5.8 million in the first six months of fiscal year 2018 to approximately $5.1 million in the first six months of fiscal year 2019, primarily a result of a $7.69 decrease in the price per ton sold. The volume decreases discussed above, which relate primarily to operations at NuGen, resulted from weather related logistical delays and diminished local supplies of corn which negatively impacted production levels. Because of uncertainty regarding the availability of corn, we do not have an estimate of future periods’ sales volume.

Gross profit for the second quarter of fiscal year 2019 was approximately $6.2 million (5.8% of net sales and revenue), which was approximately $7.5 million lower compared to approximately $13.7 million of gross profit (10.6% of net sales and revenue) for the second quarter of fiscal year 2018. The crush spread for the second quarter of fiscal year 2019 was approximately $0.07 per gallon of ethanol sold compared to the second quarter of fiscal year 2018 which was approximately $0.13 per gallon of ethanol sold. There are industry concerns regarding the number of bushels resulting from the upcoming 2019 corn harvest. Should the corn harvest be delayed and/or reduced, future period corn prices could increase and/or acceptable supplies of corn may not be sufficiently available. The decrease of approximately $5.2 million in sales of dried distillers grains compared to the second quarter of fiscal year 2018 negatively affected gross profit.

Grain accounted for approximately 78% ($77.5 million) of our cost of sales during the second quarter of fiscal year 2019 consistent with the approximately 77% ($88.5 million) during the second quarter of fiscal year 2018. Natural gas accounted for approximately 4% ($4.2 million) of our cost of sales during the second quarter of fiscal year 2019 consistent with the approximately 5% ($5.2 million) during the second quarter of fiscal year 2018.

Gross profit for the first six months of fiscal year 2019 was approximately $12.3 million (5.8% of net sales and revenue), which was approximately $14.9 million lower compared to approximately $27.2 million of gross profit (10.9% of net sales and revenue) for the first six months of fiscal year 2018. The crush spread for the first six months of fiscal year 2019 was approximately $0.06 per gallon of ethanol sold compared to the first six months of fiscal year 2018 which was approximately $0.13 per gallon of ethanol sold. The decrease of approximately $6.6 million in sales of dried distillers grains compared to the first six months of fiscal year 2018 negatively affected gross profit.

Grain accounted for approximately 77% ($152.7 million) of our cost of sales during the first six months of fiscal year 2019 compared to approximately 77% ($171.7 million) during the first six months of fiscal year 2018. Natural gas accounted for approximately 5% ($10.4 million) of our cost of sales during the first six months of fiscal year 2019 compared to approximately 5% ($11.5 million) during the first six months of fiscal year 2018.

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

SG&A expenses for the second quarter of fiscal year 2019 were approximately $4.2 million, consistent with the second quarter of fiscal year 2018 amount of approximately $4.9 million. SG&A expenses were approximately $8.1 million for the first six months of fiscal year 2019, consistent with the first six months of fiscal year 2018 amount of $8.5 million.

During the second quarters of fiscal years 2019 and 2018, we recognized income of approximately $0.2 million and approximately $0.9 million, respectively, from our equity investment in Big River. Such income was approximately $0.4 million and $1.6 million during the first six months of fiscal year 2019 and 2018, respectively. Big River has interests in four ethanol production plants that shipped approximately 427 million gallons in the trailing twelve months ended July 31, 2019 and has an effective ownership of ethanol gallons shipped for the same period of approximately 368 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.9 million for the second quarter of fiscal year 2019 versus approximately $0.4 million for the second quarter of fiscal year 2018. Interest and other income was approximately $1.7 million for the first six months of fiscal year 2019 versus approximately $0.8 million for the first six months of fiscal year 2018. Income has increased as yields on our excess cash have improved compared to fiscal year 2018 and the balance of our excess cash invested has increased compared to fiscal year 2018.

The provision for income taxes was approximately $0.6 million in the second quarter of fiscal year 2019 compared to approximately $2.0 million in the second quarter of fiscal year 2018. The provision for income taxes was approximately $1.1 million in the first six months of fiscal year 2019 compared to approximately $3.4 million in the first six months of fiscal year 2018. The segment income tax provision was lower in fiscal year 2019 compared to fiscal year 2018 primarily a result of lower pre-tax income during fiscal year 2019.

Income related to noncontrolling interests was approximately $1.2 million and approximately $1.5 million during the second quarters of fiscal years 2019 and 2018, respectively. Income related to noncontrolling interests was approximately $2.2 million and approximately $2.5 million during the first six months of fiscal years 2019 and 2018, respectively. These amounts represent the other owners’ share of the income of NuGen and One Earth.

Segment profit for the second quarter of fiscal year 2019 was approximately $1.3 million, which was approximately $5.3 million lower compared to the prior year second quarter profit of approximately $6.6 million. Segment profit for the first six months of fiscal year 2019 was approximately $3.0 million, which was approximately $12.1 million lower compared to the first six months of fiscal year 2018 amount of approximately $15.2 million.

Refined Coal

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017. The following table summarizes sales from refined coal operations by product group (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
Sales of products, refined coal segment:	2019	2018	2019	2018

Refined coal [1]	$98	$266	$220	$406

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Refined coal sales were approximately $0.1 million and approximately $0.3 million in the second quarters of fiscal years 2019 and 2018, respectively. Refined coal sales were approximately $0.2 million and approximately $0.4 million in the first six months of fiscal years 2019 and 2018, respectively. We expect future period refined coal sales to vary depending on fluctuations in demand from the site host utility, which generally change based upon weather conditions in the geographic markets the utility serves and competing fuel prices and supplies.

Gross loss was approximately $2.2 million and approximately $4.3 million in the second quarters of fiscal year 2019 and 2018, respectively. Gross loss was approximately $4.6 million and approximately $7.0 million in the first six months of fiscal year 2019 and 2018, respectively. We expect future period gross loss to vary like the sales fluctuations described above. Based upon the agreements in place that govern the operation, sales and purchasing activities of the refined coal plant, we expect the refined coal operation to continue operating at a gross loss. We expect that the ongoing losses will be subsidized by federal production income tax credits.

SG&A expenses were approximately $(0.1) million and approximately $0.5 million in the second quarters of fiscal years 2019 and 2018, respectively. Such expenses were approximately $0.1 million and approximately $0.7 million in the first six months of fiscal years 2019 and 2018, respectively. We expect future period expenses to be less than $1.0 million per quarter.

Loss related to noncontrolling interests was approximately $0.1 million and approximately $0.2 million in the second quarters of fiscal years 2019 and 2018, respectively. Loss related to noncontrolling interests was approximately $0.2 million and approximately $0.3 million in the first six months of fiscal years 2019 and 2018, respectively. This amount represents the other owner’s share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $3.2 million and approximately $7.6 million in the second quarters of fiscal years 2019 and 2018, respectively. The benefit for income taxes was approximately $7.1 million and approximately $11.6 million in the first six months of fiscal years 2019 and 2018, respectively. The refined coal segment tax benefit is comprised of an estimated statutory benefit of its pre-tax losses and an estimated benefit from the federal production tax credits we expect to earn from producing and selling refined coal. The amount of benefit we recognize during interim periods will fluctuate based on actual production and profitability levels.

As a result of the foregoing, including the benefit of federal production tax credits associated with refined coal production and sales, segment profit was approximately $1.2 million and approximately $3.0 million for the second quarters of fiscal years 2019 and 2018, respectively. Segment profit was approximately $2.6 million and approximately $4.3 million for the first six months of fiscal years 2019 and 2018, respectively.

Corporate and Other

SG&A expenses were approximately $0.7 million for each of the second quarters of fiscal years 2019 and 2018. These expenses were approximately $1.3 million and approximately $1.5 million for the first six months of fiscal years 2019 and 2018, respectively.

Interest and other income was approximately $0.3 million for each of the second quarters of fiscal years 2019 and 2018. Interest and other income was approximately $0.6 million and approximately $0.5 million for the first six months of fiscal years 2019 and 2018, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $12.5 million for the first six months of fiscal year 2019, compared to approximately $18.2 million for the first six months of fiscal year 2018. For the first six months of fiscal year 2019, cash was provided by net income of approximately $7.1 million, adjusted for non-cash items of approximately $9.0 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. A decrease in the balance of accounts receivable provided cash of approximately $3.7 million, which was primarily a result of the timing of customer payments and shipments. An increase in the balance of inventories used cash of approximately $3.6 million, which was primarily a result of the timing of receipt of raw materials and the shipment of finished goods. An increase in the balance of accounts payable provided cash of approximately $1.4 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $4.9 million, which was primarily a result of payments of operating leases and incentive compensation as well as lower accruals for utilities.

Net cash provided by operating activities was approximately $18.2 million for the first six months of fiscal year 2018. For the first six months of fiscal year 2018, cash was provided by net income of approximately $20.8 million, adjusted for non-cash items of approximately $2.2 million, which consisted of depreciation, income from equity method investments, accrued interest income, the deferred income tax provision and stock based compensation expense. An increase in the balance of accounts receivable used cash of approximately $1.7 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $4.4 million, which was primarily a result of the timing of receipt of raw materials as we took advantage of purchasing opportunities that existed during the first six months of fiscal year 2018. An increase in refundable income taxes of approximately $1.8 million was primarily a result of recognizing the benefit of an expected filing of an amended income tax return to claim a refund for prior years. An increase in the balance of accounts payable provided cash of approximately $4.0 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $1.3 million which was primarily a result of payments of incentive compensation and real estate taxes.

At July 31, 2019, working capital was approximately $236.7 million, compared to approximately $233.6 million at January 31, 2019. The ratio of current assets to current liabilities was 11.6 to 1 at July 31, 2019 and 14.7 to 1 at January 31, 2019.

Cash of approximately $13.6 million was provided by investing activities for the first six months of fiscal year 2019, compared to cash used of approximately $116.9 million during the first six months of fiscal year 2018. During the first six months of fiscal year 2019, we had capital expenditures of approximately $1.4 million. We expect to spend between $2.0 million and $4.0 million during the remainder of fiscal year 2019 on various capital projects. During the first six months of fiscal year 2019, we sold United States treasury bills (classified as short-term investments) of approximately $15.0 million. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $116.9 million was used in investing activities for the first six months of fiscal year 2018. During the first six months of fiscal year 2018, we had capital expenditures of approximately $5.8 million, the majority of which were plant capacity expansion projects at the One Earth and NuGen ethanol plants. During the first six months of fiscal year 2018, we used cash of approximately $111.2 million for the purchase of United States treasury bills to increase the interest income we receive on our excess cash balances.

Cash of approximately $2.4 million was used in financing activities for the first six months of fiscal year 2019, compared to cash used of approximately $18.1 million during the first six months of fiscal year 2018. During the first six months of fiscal year 2019, we used cash of approximately $2.6 million to pay dividends to and to purchase shares from noncontrolling members. During the first six months of fiscal year 2019, we received approximately $0.2 million in capital contributions from the minority investor in the refined coal entity.

Cash used in financing activities totaled approximately $18.1 million for the first six months of fiscal year 2018. During the first six months of fiscal year 2018, we used cash of approximately $16.6 million to purchase approximately 228,000 shares of our common stock in open market transactions. During the first six months of fiscal year 2018, we used cash of approximately $1.7 million to purchase shares from and pay dividends to noncontrolling members of One Earth. During the first six months of fiscal year 2018, we received approximately $0.2 million in capital contributions from the minority investor in the refined coal entity.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At July 31, 2019, One Earth and NuGen combined have forward purchase contracts for approximately 5.6 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through October 2019. At July 31, 2019, One Earth and NuGen combined have forward purchase contracts for approximately 1,182,000 Mmbtu of natural gas. They expect to take delivery of the natural gas through

December 2019. At July 31, 2019, One Earth and NuGen have combined sales commitments for approximately 35.2 million gallons of ethanol, approximately 30,100 tons of distillers grains and approximately 14.9 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the majority of the ethanol, distillers grains and non-food grade corn oil through September 2019. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on July 31, 2019 is as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months (1)	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	266,000	Gallons	$37,615
Corn	95,000	Bushels	$40,143
Distillers Grains	764	Tons	$8,620
Non-food grade Corn Oil	78,000	Pounds	$1,626
Natural Gas	6,651	MMBTU	$1,331

(1)	Based upon trailing twelve months ended July 31, 2019. Future period volumes will vary based upon market and plant conditions.

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

Item 1A. Risk Factors

During the quarter ended July 31, 2019, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. None of our consolidated subsidiaries have restrictions on their ability to pay dividends to us. During the first six months of fiscal year 2019, One Earth and NuGen paid dividends to REX of approximately $7.5 million and $3.1 million, respectively. During the first six months of fiscal year 2018, One Earth paid dividends to REX of approximately $5.1 million.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar Rizvi (Zafar Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	September 4, 2019

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	September 4, 2019
40