Form 10-Q
period 2019-10-31
REX AMERICAN RESOURCES Corp
filed 2019-12-05
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☒

At the close of business on December 4, 2019 the registrant had 6,293,322 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	October 31, 2019	January 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$196,339	$188,531
Short-term investments	-	14,975
Restricted cash	523	281
Accounts receivable	16,391	11,378
Inventory	31,038	18,477
Refundable income taxes	7,222	7,695
Prepaid expenses and other	9,017	9,284
Total current assets	260,530	250,621
Property and equipment, net	167,754	182,521
Operating lease right-of-use assets	17,603	-
Other assets	16,263	6,176
Equity method investment	31,422	32,075
Total assets	$493,572	$471,393

Liabilities and equity:
Current liabilities:
Accounts payable, trade	$13,122	$7,463
Current operating lease liabilities	5,080	-
Accrued expenses and other current liabilities	6,231	9,546
Total current liabilities	24,433	17,009
Long-term liabilities:
Deferred taxes	3,963	4,185
Long-term operating lease liabilities	11,937	-
Other long-term liabilities	4,310	4,928
Total long-term liabilities	20,210	9,113
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	148,756	148,273
Retained earnings	582,583	579,558
Treasury stock	(335,073)	(335,193)
Total REX shareholders’ equity	396,565	392,937
Noncontrolling interests	52,364	52,334
Total equity	448,929	445,271
Total liabilities and equity	$493,572	$471,393

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands)	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Net sales and revenue	$86,671	$123,750	$297,114	$373,327
Cost of sales	88,429	116,003	291,222	345,330
Gross (loss) profit	(1,758)	7,747	5,892	27,997
Selling, general and administrative expenses	(4,133)	(5,412)	(13,629)	(16,075)
Equity in (loss) income of unconsolidated affiliates	(15)	611	350	2,182
Interest and other income, (net)	1,002	809	3,381	2,159
(Loss) income before income taxes	(4,904)	3,755	(4,006)	16,263
Benefit for income taxes	3,231	10,014	9,401	18,348
Net (loss) income	(1,673)	13,769	5,395	34,611
Net income attributable to noncontrolling interests	(379)	(1,894)	(2,370)	(4,023)
Net (loss) income attributable to REX common shareholders	$(2,052)	$11,875	$3,025	$30,588

Weighted average shares outstanding – basic and diluted	6,319	6,388	6,318	6,473

Basic and diluted net (loss)income per share attributable to REX common shareholders	$(0.32)	$1.86	$0.48	$4.73

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Nine Months Ended October 31, 2019 and 2018

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2019	29,853	$299	23,561	$(335,080)	$148,724	$584,635	$51,912	$450,490

Net (loss) income						(2,052)	379	(1,673)

Noncontrolling interests distribution and other							-	-

Capital contributions							73	73

Issuance of equity awards and stock based compensation expense	-	-	-	7	32	-	-	39

Balance at October 31, 2019	29,853	$299	23,561	$(335,073)	$148,756	$582,583	$52,364	$448,929

Balance at January 31, 2019	29,853	$299	23,580	$(335,193)	$148,273	$579,558	$52,334	$445,271

Net income						3,025	2,370	5,395

Noncontrolling interests distribution and other							(2,598)	(2,598)

Capital contributions							258	258

Issuance of equity awards and stock based compensation expense	-	-	(19)	120	483	-	-	603

Balance at October 31, 2019	29,853	$299	23,561	$(335,073)	$148,756	$582,583	$52,364	$448,929

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Nine Months Ended October 31, 2019 and 2018

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2018	29,853	$299	23,502	$(329,999)	$148,212	$566,626	$51,110	$436,248

Net income						11,875	1,894	13,769

Treasury stock acquired			25	(1,771)				(1,771)

Noncontrolling interests distribution and other							(35)	(35)

Capital contributions							186	186

Issuance of equity awards and stock based compensation expense	-	-	-	7	30	-	-	37

Balance at October 31, 2018	29,853	$299	23,527	$(331,763)	$148,242	$578,501	$53,155	$448,434

Balance at January 31, 2018	29,853	$299	23,287	$(313,643)	$146,923	$547,913	$50,434	$431,926

Net income						30,588	4,023	34,611

Treasury stock acquired			253	(18,419)				(18,419)

Noncontrolling interests distribution and other							(1,734)	(1,734)

Capital contributions							432	432

Issuance of equity awards and stock based compensation expense	-	-	(13)	299	1,319	-	-	1,618

Balance at October 31, 2018	29,853	$299	23,527	$(331,763)	$148,242	$578,501	$53,155	$448,434

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$5,395	$34,611
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	17,682	18,673
Amortization of operating lease right-of-use assets	4,648	-
Income from equity method investments	(350)	(2,182)
Dividends received from equity method investee	1,003	3,007
Interest income from investments	(25)	(993)
Deferred income tax	(9,828)	(22,146)
Stock based compensation expense	215	730
Loss on disposal of property and equipment	-	104
Changes in assets and liabilities:
Accounts receivable	(5,013)	(2,819)
Inventories	(12,561)	(881)
Other assets	(110)	(2,996)
Accounts payable, trade	5,618	1,682
Other liabilities	(9,010)	2,079
Net cash (used in) provided by operating activities	(2,336)	28,869
Cash flows from investing activities:
Capital expenditures	(2,643)	(7,954)
Purchase of short-term investments	-	(125,989)
Sale of short-term investments	15,000	112,091
Loan receivable repayments	369	25
Net cash provided by (used in) investing activities	12,726	(21,827)
Cash flows from financing activities:
Treasury stock acquired	-	(18,419)
Payments to noncontrolling interests holders	(2,598)	(1,734)
Capital contributions from minority investor	258	432
Net cash used in financing activities	(2,340)	(19,721)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,050	(12,679)
Cash, cash equivalents and restricted cash, beginning of period	188,812	191,342
Cash, cash equivalents and restricted cash, end of period	$196,862	$178,663

Non cash investing activities – Accrued capital expenditures	$272	$603
Non cash financing activities – Stock awards accrued	$99	$585
Non cash financing activities – Stock awards issued	$487	$1,473
Initial right-of-use assets and liabilities recorded upon adoption of ASC 842	$20,918	$-
Right-of-use assets acquired and liabilities incurred upon lease execution	$432	$-
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$196,339	$178,229
Restricted cash	523	434
Total cash, cash equivalents and restricted cash	$196,862	$178,663

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2019

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

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, selling charges and certain payroll in SG&A expenses.

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

Income Taxes

Historically, the Company recorded its interim tax provision or benefit for income taxes including the three and nine months ended October 31, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended October 31, 2019. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2019.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes nor received refunds of income taxes during the nine months ended October 31, 2019. The Company paid income taxes of approximately $0.9 million during the nine months ended October 31, 2018. The Company received no refunds of income taxes during the nine months ended October 31, 2018.

As of October 31, 2019 and January 31, 2019, total unrecognized tax benefits were approximately $8.6 million and approximately $8.8 million, respectively. Accrued penalties and interest were approximately $0.5 million and approximately $0.4 million at October 31, 2019 and January 31, 2019, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $8.2 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or market on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no significant permanent write-down of inventory at October 31, 2019 and January 31, 2019. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2019	January 31, 2019

Ethanol and other finished goods	$6,825	$5,767
Work in process	3,477	3,094
Grain and other raw materials	20,736	9,616
Total	$31,038	$18,477

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges in the first nine months of fiscal years 2019 or 2018.

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

Accounting Changes and Recently Issued Accounting Standards

Effective February 1, 2019, the Company adopted the amended guidance in Accounting Standards Codification “ASC” Topic 842 “Leases” and all related amendments (“ASC 842”), which requires virtually all leases be recognized by lessees on their balance sheet as right-of-use assets and corresponding lease liabilities. The adoption of ASC 842 had a material impact on the Company’s Consolidated Condensed Balance Sheet as total assets and total liabilities increased by approximately $20.9 million upon adoption. The adoption of ASC 842 did not have a material impact on the Company’s Consolidated Condensed Statement of Operations for the three and nine months ended October 31, 2019. See Note 4 for a further discussion of the Company’s adoption of this amended guidance.

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

At October 31, 2019, the Company has lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations are as follows:

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019

Operating lease expense	$1,557	$4,867
Variable lease expense	139	491
Total lease expense	$1,696	$5,358
13

The following table is a summary of future minimum rentals on such leases at October 31, 2019 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2020	$1,620
2021	5,668
2022	4,958
2023	3,251
2024	2,085
Thereafter	1,257
Total	18,839
Less: present value discount	1,822
Operating lease liabilities	$17,017

At October 31, 2019, the weighted average remaining lease term is 3.7 years and the weighted average discount rate is 5.46% for the above leases.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2019 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$341	$341
Forward purchase contract asset (2)		100		100
Commodity futures (2)	-	150	-	150
Total assets	$-	$250	$341	$591

Commodity futures liability (4)	$-	$165	$-	$165

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2019 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$333	$333
Commodity futures (2)	-	44	-	44
Total assets	$-	$44	$333	$377

Forward purchase contract liability (3)	$-	$22	$-	$22

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

(4) The commodity futures liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at October 31, 2019 or January 31, 2019.

Note 6.  Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2019	January 31, 2019

Land and improvements	$21,481	$21,469
Buildings and improvements	23,642	23,608
Machinery, equipment and fixtures	299,801	297,807
Construction in progress	1,014	708
	345,938	343,592
Less: accumulated depreciation	(178,184)	(161,071)
Total	$167,754	$182,521

Note 7.  Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	October 31, 2019	January 31, 2019

Deferred income taxes	$15,449	$5,843
Other	814	333
Total	$16,263	$6,176
16

Note 8.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2019	January 31, 2019

Accrued payroll and related items	$691	$2,041
Accrued utility charges	1,287	2,924
Accrued transportation related items	1,500	1,567
Accrued real estate taxes	1,305	1,680
Accrued income taxes	54	71
Other	1,394	1,263
Total	$6,231	$9,546

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 31, 2019	January 31, 2019	October 31, 2019	January 31, 2019

Commodity futures (1)	$150	$44	$165	$-
Forward purchase contracts (2)	100	-	-	22
Total	$250	$44	$165	$22

(1) Commodity futures assets are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 3.6 million bushels of corn, long/buy positions for approximately 2.7 million bushels of corn and short/sell positions for approximately 2.1 million gallons of ethanol at October 31, 2019. These contracts are short/sell positions for approximately 2.0 million bushels of corn at January 31, 2019. Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 2.6 million bushels of corn.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts are for purchases of approximately 0.8 million bushels of corn at October 31, 2019. Forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 1.3 million bushels of corn at January 31, 2019.

As of October 31, 2019, and January 31, 2019, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of October 31, 2019, and January 31, 2019, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $523,000 and approximately $281,000 to secure the Company’s derivative position at October 31, 2019 and January 31, 2019, respectively.

See Note 5 which contains fair value information related to derivative financial instruments.

Gains on the Company’s derivative financial instruments of approximately $248,000 and approximately $2,432,000 for the third quarter of fiscal years 2019 and 2018, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. Gains on the Company’s derivative financial instruments of approximately $1,478,000 and approximately $2,273,000 for the first nine months of fiscal years 2019 and 2018, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations.

Note 10.  Investments

The following table summarizes the Company’s equity method investment at October 31, 2019 and January 31, 2019 (dollars in thousands):

	Ownership	Carrying Amount	Carrying Amount
Entity	Percentage	October 31, 2019	January 31, 2019

Big River	10.3%	$31,422	$32,075

Undistributed earnings of the Company’s equity method investee totaled approximately $11.4 million and approximately $12.0 million at October 31, 2019 and January 31, 2019, respectively. The Company received dividends from its equity method investee of approximately $1.0 million and approximately $3.0 million during the first nine months of fiscal years 2019 and 2018, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

Net sales and revenue	$220,387	$196,169	$598,187	$600,204
Gross profit	$10,269	$15,150	$18,864	$39,489
(Loss) income from continuing operations	$(149)	$5,932	$3,397	$21,164
Net (loss) income	$(149)	$5,932	$3,397	$21,164

The following table summarizes the Company’s held-to-maturity security at January 31, 2019 (amounts in thousands):

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Bill	$14,975	$2	$14,973

As of January 31, 2019, the contractual maturity of this investment was less than one year and the yield to maturity rate was 2.29%.

Note 11.  Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At October 31, 2019, 479,988 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At October 31, 2019 and January 31, 2019, unrecognized compensation cost related to nonvested restricted stock was approximately $259,000 and $200,000, respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Nine Months Ended October 31, 2019

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2019	38,036	$2,935	2
Granted	9,442	662
Forfeited	-	-
Vested	18,902	1,404

Non-Vested at October 31, 2019	28,576	$2,193	2

	Nine Months Ended October 31, 2018

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2018	29,415	$2,275	2
Granted	21,745	1,622
Forfeited	-	-
Vested	13,124	963

Non-Vested at October 31, 2018	38,036	$2,934	2

The above tables include 24,219 and 34,148 non-vested shares at October 31, 2019 and 2018, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 12.  Income Taxes

Historically, the Company recorded its interim tax provision or benefit for income taxes including the three and nine months ended October 31, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended October 31, 2019. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2019.

The Company’s tax benefit was approximately 65.9% and approximately 266.7% for the three months ended October 31, 2019 and 2018, respectively. The Company’s tax benefit was approximately 234.7% and approximately 112.8% for the nine months ended October 31, 2019 and 2018, respectively. The fluctuation in the rate results primarily from the production tax credits the Company expects to receive associated with its refined coal segment relative to pre-tax income or loss. Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

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

	Nine Months Ended October 31,
	2019	2018

Unrecognized tax benefits, beginning of period	$9,232	$2,325
Changes for prior years’ tax positions	(77)	4,666
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$9,155	$6,991

Note 13.  Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 4.4 million bushels of corn, the principal raw material for their ethanol plants. They expect to take delivery of the grain through January 2020.

One Earth and NuGen have combined forward purchase contracts for approximately 1,067,000 MmBtu (million british thermal units) of natural gas. They expect to take delivery of the natural gas through February 2020.

One Earth and NuGen have combined sales commitments for approximately 18.9 million gallons of ethanol, approximately 48,500 tons of distillers grains and approximately 6.1 million pounds of non-food grade corn oil. They expect to deliver a majority of the ethanol, distillers grains and non-food grade corn oil through December 2019.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $0.9 million and approximately $2.6 million in the third quarter of fiscal year 2019 and 2018, respectively. Such fees totaled approximately $3.6 million and approximately $7.7 million for the nine months ended October 31, 2019 and 2018, respectively.

Note 14.  Related-Party Transactions

During the third quarters of fiscal years 2019 and 2018, One Earth and NuGen purchased approximately $58.5 million and approximately $47.3 million, respectively, of corn from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $148.7 million and approximately $138.6 million for the nine months ended October 31, 2019 and 2018, respectively. The Company had amounts payable to related parties for corn purchases of approximately $0.1 million and approximately $1.9 million at October 31, 2019 and January 31, 2019, respectively.

One Earth terminated its agreement with its corn origination agent at the end of the third quarter of fiscal year 2019. In connection with this, the Company had amounts receivable from related parties of approximately $6.7 million at October 31, 2019.

During the third quarters of fiscal years 2019 and 2018, the Company recognized commission income of approximately $0.2 million and expense of approximately $0.4 million, respectively, payable to the minority investor in the refined coal entity. During the first nine months of fiscal years 2019 and 2018, the Company recognized commission income of approximately $0.6 million and expense of approximately $0.7 million, respectively. The commission income or expense is associated with the refined coal acquisition. The Company had accrued liabilities and accounts payable related to the commission income or expense of approximately $0.7 million and approximately $1.6 million at October 31, 2019 and January 31, 2019, respectively.

Note 15.  Segment Reporting

The Company has two reportable segments: i) ethanol and by-products; and ii) refined coal. The Company evaluates the performance of each reportable segment based on segment profit. The following tables summarize segment and other results and assets (amounts in thousands):

	Three Months Ended October 31		Nine Months Ended October 31,
	2019	2018	2019	2018
Net sales and revenue:
Ethanol and by-products	$86,603	$123,546	$296,826	$372,717
Refined coal [1]	68	204	288	610
Total net sales and revenue	$86,671	$123,750	$297,114	$373,327

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Segment gross (loss) profit:
Ethanol and by-products	$28	$11,260	$12,312	$38,475
Refined coal	(1,786)	(3,513)	(6,420)	(10,478)
Total gross (loss) profit	$(1,758)	$7,747	$5,892	$27,997

(Loss) income before income taxes:
Ethanol and by-products	$(2,822)	$8,405	$3,491	$29,491
Refined coal	(1,648)	(4,240)	(6,351)	(11,887)
Corporate and other	(434)	(410)	(1,146)	(1,341)
Total (loss) income before income taxes	$(4,904)	$3,755	$(4,006)	$16,263

Benefit (provision) for income taxes:
Ethanol and by-products	$945	$1,643	$(160)	$(1,806)
Refined coal	2,181	8,318	9,282	19,914
Corporate and other	105	53	279	240
Total benefit for income taxes	$3,231	$10,014	$9,401	$18,348

Segment (loss) profit (net of noncontrolling interests):
Ethanol and by-products	$(2,330)	$7,946	$684	$23,096
Refined coal	607	4,260	3,209	8,549
Corporate and other	(329)	(331)	(868)	(1,057)
Net (loss) income attributable to REX common shareholders	$(2,052)	$11,875	$3,025	$30,588

Assets:	October 31, 2019	January 31, 2019

Ethanol and by-products	$404,733	$393,691
Refined coal	6,554	8,625
Corporate and other	82,285	69,077
Total assets	$493,572	$471,393
23

	Three Months Ended October 31,		Nine Months Ended October 31,
Sales of products, ethanol and by-products segment:	2019	2018	2019	2018
Ethanol	$66,149	$91,538	$226,986	$283,720
Dried distillers grains	16,627	24,683	51,188	65,826
Non-food grade corn oil	3,099	4,964	12,681	15,019
Modified distillers grains	702	2,340	5,846	8,100
Other	26	21	125	52
Total	$86,603	$123,546	$296,826	$372,717

Sales of products, refined coal segment:
Refined coal	$68	$204	$288	$610

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At October 31, 2019, investments in our ethanol business include equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	140.0 M	75.2%	105.3 M
NuGen Energy, LLC	101.9 M	99.5%	101.4 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	111.4 M	10.3%	11.5 M
Big River Resources Galva, LLC	126.7 M	10.3%	13.1 M
Big River United Energy, LLC	132.6 M	5.7%	7.6 M
Big River Resources Boyceville, LLC	59.0 M	10.3%	6.1 M
Total	671.6 M		245.0 M

Our ethanol operations and the results thereof are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices (for example, crude and other energy prices, the export market demand for ethanol and the results of federal policy decisions and trade negotiations can impact ethanol prices), at times ethanol prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and corn oil sale contracts and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We have funded all costs relating to new intellectual property, consultants, research and development, pilot field tests and equipment purchases with respect to the proposed commercialization stage of the technology. To date, we have paid approximately $2.2 million cumulatively primarily for patents, purchases of certain equipment and other expenses. We have not yet tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended October 31, 2019, we did not change any of our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2019.

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

Trends and Uncertainties

During fiscal year 2019, operating results in our ethanol and by-products segment have been adversely affected by a weak margin environment highlighted by higher costs for corn, lower availability of local corn and resulting reductions in plant production volumes. Weather conditions delayed the planting of corn in much of the United States, and there continues to be uncertainty regarding the availability of corn on a regional basis. Through the first nine months of fiscal year 2019, we have struggled to obtain adequate supplies of corn, on a consistent basis, at acceptable price levels. Consequently, we have not been able to operate our NuGen ethanol plant at production levels near our historical averages. We cannot reasonably predict the likelihood of future period production levels compared to historical averages.

Under the U.S. Renewable Fuel Standard (“RFS”), the Environmental Protection Agency (“EPA”) assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The EPA can waive the obligation for individual small refineries that are experiencing “disproportionate economic hardship” due to compliance with the RFS. Until recent years, the EPA approved relatively few such waivers. The EPA has approved 31 small-refinery exemptions from their 2018 Renewable Fuel Standard compliance obligations, which is estimated to effectively reduce the obligation for ethanol in 2018 by 1.4 billion gallons. The EPA previously granted waivers for 2016 and 2017 totaling approximately 2.6 billion gallons. These actions affect current year demand as obligated parties such as refiners can use the waivers granted by the EPA to help them meet their obligations in different years. There continues to be uncertainty regarding how the EPA will administer the small refiner waivers for 2019. We believe the waivers have resulted in reduced domestic ethanol demand.

During fiscal year 2019, operating results in our refined coal segment have been adversely affected by lower utility plant demand (our only customer). Projections, provided by the utility plant, for the next twelve months indicate this trend may continue. While this leads to lower pre-tax loss amounts from this segment, it also leads to lower tax benefits from Section 45 credits being recognized. Ultimately, this results in lower amounts of segment profit.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

Comparison of Three and Nine Months Ended October 31, 2019 and 2018

Net sales and revenue in the quarter ended October 31, 2019 were approximately $86.7 million compared to approximately $123.8 million in the prior year’s third quarter, representing a decrease of approximately $37.1 million, which was primarily caused by lower sales in our ethanol and by-products segment of approximately $36.9 million. Net sales and revenue in the first nine months of fiscal year 2019 were approximately $297.1 million compared to approximately $373.3 million in the first nine months of fiscal year 2018, representing a decrease of approximately $76.2 million, which was primarily caused by lower sales in our ethanol and by-products segment of approximately $75.9 million. The decline in ethanol and by-products segment net sales and revenue reflects significantly lower production volumes incurred during fiscal year 2019. This relates primarily to operations at NuGen, as weather related logistical delays and diminished local availability of corn negatively impacted production levels.

Gross loss for the third quarter of fiscal year 2019 was approximately $1.8 million (2.0% of net sales and revenue) which was approximately $9.5 million lower compared to gross profit of approximately $7.7 million of gross profit (6.3% of net sales and revenue) for the third quarter of fiscal year 2018. Gross profit for the third quarter of fiscal year 2019 decreased by approximately $11.2 million compared to the prior year third quarter as a result of operations in the ethanol and by-products segment. Gross loss in the refined coal segment was $1.8 million in the third quarter of fiscal year 2019 compared to $3.5 million in the third quarter of fiscal year 2018. Gross profit for the first nine months of fiscal year 2019 was approximately $5.9 million (2.0% of net sales and revenue) which was approximately $22.1 million lower compared to approximately $28.0 million (7.5% of net sales and revenue) for the first nine months of fiscal year 2018. Gross profit for the first nine months of fiscal year 2019 decreased by approximately $26.2 million compared to the first nine months of fiscal year 2018 as a result of operations in the ethanol and by-

products segment and increased by approximately $4.1 million as a result of operations in the refined coal segment.

SG&A expenses were approximately $4.1 million for the third quarter of fiscal year 2019, which was approximately $1.3 million lower compared to approximately $5.4 million for the third quarter of fiscal year 2018. SG&A expenses were approximately $13.6 million for the first nine months of fiscal year 2019, which was approximately $2.5 million lower compared to approximately $16.1 million for the first nine months of fiscal year 2018. Both the quarterly and year to date decreases were primarily related to a decrease in incentive compensation expense associated with lower profitability in fiscal year 2019 and a decrease in commission expense related to the refined coal acquisition.

During the third quarter of fiscal year 2019, we recognized a loss of approximately $15,000 compared to income of approximately $611,000 for the third quarter of fiscal year 2018, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Such income was approximately $350,000 and approximately $2,182,000 during the first nine months of fiscal year 2019 and 2018, respectively. Big River has interests in four ethanol production plants that shipped approximately 430 million gallons in the trailing twelve months ended October 31, 2019 and has an effective ownership of ethanol gallons shipped for the same period of approximately 370 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $1.0 million for the third quarter of fiscal year 2019 versus approximately $0.8 million for the third quarter of fiscal year 2018. Interest and other income was approximately $3.4 million for the first nine months of fiscal year 2019 versus approximately $2.2 million for the first nine months of fiscal year 2018. Income has increased as yields on our excess cash improved compared to fiscal year 2018 and excess cash investment balances increased in fiscal year 2019.

As a result of the foregoing, loss before income taxes was approximately $4.9 million for the third quarter of fiscal year 2019 versus income of approximately $3.8 million for the third quarter of fiscal year 2018. Loss before income taxes was approximately $4.0 million for the first nine months of fiscal year 2019 versus income of approximately $16.3 million for the first nine months of fiscal year 2018.

Historically, we recorded our interim tax provision or benefit for income taxes including the three and nine months ended October 31, 2018, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended October 31, 2019. Thus, we used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2019. Our tax benefit was approximately 65.9% and approximately 266.7% for the three months ended October 31, 2019 and 2018, respectively, and was approximately 234.7% and approximately 112.8% for the first nine months of fiscal years 2019 and 2018, respectively. The fluctuation in the rate results primarily from the production tax credits we expect to receive associated with our refined coal segment relative to pre-tax income or loss.

As a result of the foregoing, net loss was approximately $1.7 million for the third quarter of fiscal year 2019 compared to net income of approximately $13.8 million for the third quarter of fiscal year 2018. Net income was approximately $5.4 million for the first nine months of fiscal year 2019 compared to approximately $34.6 million for the first nine months of fiscal year 2018.

Income related to noncontrolling interests was approximately $0.4 million and approximately $1.9 million during the third quarters of fiscal years 2019 and 2018, respectively, and was approximately $2.4 million and approximately $4.0 million during the first nine months of fiscal years 2019 and 2018, respectively. These amounts represent the other owners’ share of the income or loss of NuGen, One Earth, the refined coal entity and Future Energy.

As a result of the foregoing, net loss attributable to REX common shareholders for the third quarter of fiscal year 2019 was approximately $2.1 million, a decrease of approximately $13.9 million from net income attributable to REX common shareholders of approximately $11.9 million for the third quarter of fiscal year 2018. Net income attributable to REX common shareholders for the first nine months of fiscal year 2019 was approximately $3.0 million, a decrease of approximately $27.6 million from approximately $30.6 million for the first nine months of fiscal year 2018.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net sales and revenue:
Ethanol and by-products	$86,603	$123,546	$296,826	$372,717
Refined coal [1]	68	204	288	610
Total net sales and revenue	$86,671	$123,750	$297,114	$373,327

[1]	We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Segment gross (loss)profit:
Ethanol and by-products	$28	$11,260	$12,312	$38,475
Refined coal	(1,786)	(3,513)	(6,420)	(10,478)
Total gross (loss) profit	$(1,758)	$7,747	$5,892	$27,997

(Loss) income before income taxes:
Ethanol and by-products	$(2,822)	$8,405	$3,491	$29,491
Refined coal	(1,648)	(4,240)	(6,351)	(11,887)
Corporate and other	(434)	(410)	(1,146)	(1,341)
Total (loss) income before income taxes	$(4,904)	$3,755	$(4,006)	$16,263

Benefit (provision) for income taxes:
Ethanol and by-products	$945	$1,643	$(160)	$(1,806)
Refined coal	2,181	8,318	9,282	19,914
Corporate and other	105	53	279	240
Total benefit for income taxes	$3,231	$10,014	$9,401	$18,348

Segment (loss)profit (net of noncontrolling interests):
Ethanol and by-products	$(2,330)	$7,946	$684	$23,096
Refined coal	607	4,260	3,209	8,549
Corporate and other	(329)	(331)	(868)	(1,057)
Net (loss) income attributable to REX common shareholders	$(2,052)	$11,875	$3,025	$30,588

Ethanol and by-Products

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses.

The following table summarizes net sales and revenue from One Earth and NuGen by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Sales of products, ethanol and by-products segment:
Ethanol	$66,149	$91,538	$226,986	$283,720
Dried distillers grains	16,627	24,683	51,188	65,826
Non-food grade corn oil	3,099	4,964	12,681	15,019
Modified distillers grains	702	2,340	5,846	8,100
Other	26	21	125	52
Total	$86,603	$123,546	$296,826	$372,717

The following table summarizes selected operating data from One Earth and NuGen:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Average selling price per gallon of ethanol	$1.39	$1.28	$1.34	$1.33
Gallons of ethanol sold (in millions)	47.6	71.4	169.4	213.3
Average selling price per ton of dried distillers grains	$134.57	$139.67	$137.48	$141.90
Tons of dried distillers grains sold	123,557	176,728	372,327	463,876
Average selling price per pound of non-food grade corn oil	$0.26	$0.25	$0.25	$0.24
Pounds of non-food grade corn oil sold (in millions)	11.9	20.1	49.8	61.5
Average selling price per ton of modified distillers grains	$56.56	$46.67	$59.67	$59.96
Tons of modified distillers grains sold	12,420	50,139	97,975	135,078
Average cost per bushel of grain	$4.15	$3.32	$3.79	$3.47
Average cost of natural gas (per MmBtu)	$2.51	$2.90	$2.98	$3.07

Ethanol sales decreased from approximately $91.5 million in the third quarter of fiscal year 2018 to approximately $66.1 million in the third quarter of fiscal year 2019, primarily a result of a 33% decrease in gallons sold compared to the third quarter of fiscal year 2018. This was partially offset as we realized an increased selling price per gallon of $0.11 in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018. Dried distillers grains sales decreased from approximately $24.7 million in the third quarter of fiscal year 2018 to approximately $16.6 million in the third quarter of fiscal year 2019, primarily a result of a 30% decrease in tons sold compared to the third quarter of fiscal year 2018. In addition, a $5.10 decrease in the price per ton sold compared to the third quarter of fiscal year 2018 also contributed to lower dried distillers grains sales. Non-food grade corn oil sales were approximately $3.1 million in the third quarter of fiscal year 2019 compared to approximately $5.0 million in the third quarter of fiscal year 2018. The decrease was primarily a result of a 41% decrease in pounds sold compared to the third quarter of fiscal year 2018. Modified distillers grains sales were approximately $0.7 million in in the third quarter of fiscal year 2019 compared to approximately $2.3 million in the third quarter of fiscal year 2018. The decrease was primarily a result of a 75% decrease in tons sold compared to the third quarter of fiscal year 2018. The above noted volume decreases were primarily a result of diminished local supplies of corn which prevented us from operating our NuGen ethanol plant at or near historical production levels.

Ethanol sales decreased from approximately $283.7 million in the first nine months of fiscal year 2018 to approximately $227.0 million in the first nine months of fiscal year 2019, primarily a result of a decrease of 21% decrease in gallons sold. Dried distillers grains sales decreased from approximately $65.8 million in the first nine months of fiscal year 2018 to approximately $51.2 million in the first nine months of fiscal year 2019, primarily a result of a 20% decrease in tons sold compared to the first nine months of fiscal year 2018. Non-food grade corn oil sales decreased from approximately $15.0 million in the first nine months of fiscal year 2018 to approximately $12.7 million in the first nine months of fiscal year 2019, primarily a result of a 19% decrease in pounds sold. Modified distillers grains sales decreased from approximately $8.1 million in the first nine months of fiscal year 2018 to approximately $5.8 million in the first nine months of fiscal year 2019, primarily a result of a 27% decrease in tons sold. The volume decreases discussed above, which relate primarily to operations at NuGen, resulted from weather related logistical delays and diminished local availability of corn which negatively impacted production levels. Because of uncertainty regarding the availability of corn, we do not have an estimate of future periods’ sales volume.

Gross profit for the third quarter of fiscal year 2019 was approximately $28,000 (0% of net sales and revenue), which was approximately $11.2 million lower compared to approximately $11.3 million of gross profit (9.1% of net sales and revenue) for the third quarter of fiscal year 2018. The crush spread for the third quarter of fiscal year 2019 was approximately $(0.04) per gallon of ethanol sold compared to $0.13 per gallon of ethanol sold during the third quarter of fiscal year 2018. There are concerns regarding the availability of local corn until the 2020 corn harvest. This could lead to future period corn price increases and/or acceptable supplies of corn may not be sufficiently available. The decrease of approximately $11.6 million in sales of dried distillers grains, non-food grade corn oil and modified distillers grains compared to the third quarter of fiscal year 2018 negatively affected gross profit.

Grain accounted for approximately 78% ($67.7 million) of our cost of sales during the third quarter of fiscal year 2019 compared to approximately 76% ($84.9 million) during the third quarter of fiscal year 2018. Natural gas accounted for approximately 4% ($3.2 million) of our cost of sales during the third quarter of fiscal year 2019 compared to approximately 5% ($5.5 million) during the third quarter of fiscal year 2018. Both the grain and natural gas dollar decreases were primarily attributable to the lower production levels incurred in the third quarter of fiscal year 2019 relative to the third quarter of fiscal year 2018 levels.

Gross profit for the first nine months of fiscal year 2019 was approximately $12.3 million (4.1% of net sales and revenue), which was approximately $26.2 million lower compared to approximately $38.5 million of gross profit (10.3% of net sales and revenue) for the first nine months of fiscal year 2018. The crush spread for the first nine months of fiscal year 2019 was approximately $0.03 per gallon of ethanol sold compared to approximately $0.13 per gallon of ethanol sold during the first nine months of fiscal year 2018. The decrease of approximately $19.2 million in sales of dried distillers grains, non-food grade corn oil and modified distillers grains compared to the first nine months of fiscal year 2018 negatively affected gross profit.

Grain accounted for approximately 78% ($221.3 million) of our cost of sales during the first nine months of fiscal year 2019 compared to approximately 77% ($256.7 million) during the first nine months of fiscal year 2018. Natural gas accounted for approximately 5% ($13.5 million) of our cost of sales during the first nine months of fiscal year 2019 compared to approximately 5% ($17.0 million) during the first nine months of fiscal year 2018. The decrease in dollars for both grain and natural gas was primarily attributable to the lower production levels incurred in fiscal year 2019 relative to fiscal year 2018 levels.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sales contracts with an appropriate quantity of grain purchase contracts over a given time period when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months.

SG&A expenses for the third quarter of fiscal year 2019 were approximately $3.6 million, compared to the third quarter of fiscal year 2018 amount of approximately $4.0 million. SG&A expenses were approximately $11.6 million for the first nine months of fiscal year 2019, compared to the first nine months of fiscal year 2018 amount of $12.6 million. Both the quarterly and year to date decreases were primarily related to a decrease in incentive compensation expense associated with lower profitability in fiscal year 2019.

During the third quarter of fiscal year 2019 we recognized a loss of approximately $15,000 compared to income of approximately $611,000 for the third quarter of fiscal year 2018, from our equity investment in Big River. Such income was approximately $350,000 and approximately $2,182,000 during the first nine months of fiscal year 2019 and 2018, respectively. Big River has interests in four ethanol production plants that shipped approximately 430 million gallons in the trailing twelve months ended October 31, 2019 and has an effective ownership of ethanol gallons shipped for the same period of approximately 370 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.7 million for the third quarter of fiscal year 2019 compared to approximately $0.6 million for the third quarter of fiscal year 2018. Interest and other income was approximately $2.4 million for the first nine months of fiscal year 2019 versus approximately $1.4 million for the first nine months of fiscal year 2018. Income has increased as yields on our excess cash improved compared to fiscal year 2018 and the balance of our excess cash invested has increased compared to fiscal year 2018.

The benefit for income taxes was approximately $0.9 million in the third quarter of fiscal year 2019 compared to approximately $1.6 million in the third quarter of fiscal year 2018. The provision for income taxes was approximately $0.2 million in the first nine months of fiscal year 2019 compared to approximately $1.8 million in the first nine months of fiscal year 2018. The fluctuation in segment income tax provision is primarily related to federal research and experimentation tax credits recognized in fiscal year 2018 and lower pre-tax income during fiscal year 2019.

Income related to noncontrolling interests was approximately $0.5 million and approximately $2.1 million during the third quarters of fiscal years 2019 and 2018, respectively. Income related to noncontrolling interests was approximately $2.6 million and approximately $4.6 million during the first nine months of fiscal years 2019 and 2018, respectively. These amounts represent the other owners’ share of the income of NuGen and One Earth.

Segment loss for the third quarter of fiscal year 2019 was approximately $2.3 million, which was a decrease of approximately $10.3 million compared to the prior year third quarter segment profit of approximately $7.9 million. Segment profit for the first nine months of fiscal year 2019 was approximately $0.7 million, which was approximately $22.4 million lower compared to the first nine months of fiscal year 2018 amount of approximately $23.1 million.

Refined Coal

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017. The following table summarizes sales from refined coal operations by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Sales of products, refined coal segment:	2019	2018	2019	2018

Refined coal [1]	$68	$204	$288	$610

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Refined coal sales were approximately $0.1 million and approximately $0.2 million in the third quarters of fiscal years 2019 and 2018, respectively. These sales were approximately $0.3 million and approximately $0.6 million in the first nine months of fiscal years 2019 and 2018, respectively. During fiscal year 2019, operating results have been adversely affected by lower utility plant demand (our only customer). We expect future period refined coal sales to vary depending on fluctuations in demand from the site host utility, which generally change based upon weather conditions in the geographic markets the utility serves and competing fuel prices and supplies. Based upon current year operations and projections from the site host utility, we expect lower demand for refined coal in future periods compared to historical results.

Gross loss was approximately $1.8 million and approximately $3.5 million in the third quarters of fiscal year 2019 and 2018, respectively. Gross loss was approximately $6.4 million and approximately $10.5 million in the first nine months of fiscal year 2019 and 2018, respectively. We expect future period gross losses to vary like the sales fluctuations described above. Based upon the agreements in place that govern the operation, sales and purchasing activities of the refined coal plant, we expect the refined coal operation to continue operating at a gross loss. We expect that the ongoing losses will be subsidized by federal production income tax credits.

SG&A expenses were approximately $(0.1) million and approximately $0.7 million in the third quarters of fiscal years 2019 and 2018, respectively. Such expenses were approximately $(0.1) million and approximately $1.4 million in the first nine months of fiscal years 2019 and 2018, respectively. We expect future period expenses to be less than $1.0 million per quarter. The fiscal year 2019 expenses were reduced as estimates of future refined coal production have been reduced.

Loss related to noncontrolling interests was approximately $0.1 million and approximately $0.2 million in the third quarters of fiscal years 2019 and 2018, respectively. Loss related to noncontrolling interests was approximately $0.3 million and approximately $0.5 million in the first nine months of fiscal years 2019 and 2018, respectively. This amount represents the other owner’s share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $2.2 million and approximately $8.3 million in the third quarters of fiscal years 2019 and 2018, respectively. The benefit for income taxes was approximately $9.3 million and approximately $19.9 million in the first nine months of fiscal years 2019 and 2018, respectively. The refined coal segment tax benefit is comprised of an estimated statutory benefit of its pre-tax losses and an estimated benefit from the federal production tax credits we expect to earn from producing and selling refined coal. The amount of benefit we recognize during interim periods will fluctuate based on actual production and profitability levels.

As a result of the foregoing, including the benefit of federal production tax credits associated with refined coal production and sales, segment profit was approximately $0.6 million and approximately $4.3 million for the third quarters of fiscal years 2019 and 2018, respectively. Segment profit was approximately $3.2 million and approximately $8.5 million for the first nine months of fiscal years 2019 and 2018, respectively.

Corporate and Other

SG&A expenses were approximately $0.7 million for each of the third quarters of fiscal years 2019 and 2018. These expenses were approximately $2.1 million for each of the first nine months of fiscal years 2019 and 2018, respectively.

Interest and other income was approximately $0.3 million for each of the third quarters of fiscal years 2019 and 2018. Interest and other income was approximately $0.9 million and approximately $0.8 million for the first nine months of fiscal years 2019 and 2018, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2.3 million for the first nine months of fiscal year 2019, compared to cash provided of approximately $28.9 million for the first nine months of fiscal year 2018. For the first nine months of fiscal year 2019, cash was provided by net income of approximately $5.4 million, adjusted for non-cash items of approximately $12.3 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $1.0 million during the first nine months of fiscal year 2019. An increase in the balance of accounts receivable used cash of approximately $5.0 million, which was primarily a result of amounts owed by One Earth’s sole corn provider (until the end of the third quarter) and the timing of customer payments and shipments. Beginning in the fourth quarter of fiscal year 2019, One Earth is sourcing its own corn and in conjunction with this change One Earth was owed approximately $6.7 million at the end of the third quarter from the previous corn originator. An increase in the balance of inventories used cash of approximately $12.6 million, which was primarily a result of the timing of receipt of raw materials, plant shutdowns and the shipment of finished goods. An increase in the balance of accounts payable provided cash of approximately $5.6 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $9.0 million, which was primarily a result of payments of operating leases and incentive compensation as well as lower accruals for utilities.

Net cash provided by operating activities was approximately $28.9 million for the first nine months of fiscal year 2018. For the first nine months of fiscal year 2018, cash was provided by net income of approximately $34.6 million, adjusted for non-cash items of approximately ($5.9) million, which consisted of depreciation, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $3.0 million during the first nine months of fiscal year 2018. An increase in the balance of accounts receivable used cash of approximately $2.8 million, which was primarily a result of the timing of customer shipments and payments. An increase in the balance of inventories used cash of approximately $0.9 million, which was primarily a result of the timing of receipt of raw materials. An increase in refundable income taxes of approximately $1.7 million was primarily a result of recognizing the benefit of an expected filing of an amended income tax return to claim a refund for prior years. An increase in the balance of accounts payable provided cash of approximately $1.7 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $2.1 million which was primarily a result of unrecognized tax benefits related to certain tax credits.

At October 31, 2019, working capital was approximately $236.1 million, compared to approximately $233.6 million at January 31, 2019. The ratio of current assets to current liabilities was 10.7 to 1 at October 31, 2019 and 14.7 to 1 at January 31, 2019.

Cash of approximately $12.7 million was provided by investing activities for the first nine months of fiscal year 2019, compared to cash used of approximately $21.8 million during the first nine months of fiscal year 2018. During the first nine months of fiscal year 2019, we had capital expenditures of approximately $2.6 million. We expect to spend between $5 million and $6 million during the remainder of fiscal year 2019 on various capital projects. During the first nine months of fiscal year 2019, we sold United States treasury bills (classified as short-term investments) of approximately $15.0 million. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $21.8 million was used in investing activities for the first nine months of fiscal year 2018. During the first nine months of fiscal year 2018, we had capital expenditures of approximately $8.0 million, the majority of which were capacity expansion projects at the One Earth and NuGen ethanol plants. During the first nine months of fiscal year 2018, we used cash of approximately $126.0 million for the purchase of United States treasury bills to increase the interest income we receive on our excess cash balances. As these were all short-term investments, approximately $112.1 million of the treasury bills matured during the first nine months of fiscal year 2018.

Cash of approximately $2.3 million was used in financing activities for the first nine months of fiscal year 2019, compared to cash used of approximately $19.7 million during the first nine months of fiscal year 2018. During the first nine months of fiscal year 2019, we used cash of approximately $2.6 million to pay dividends to and to purchase shares from noncontrolling members. During the first nine months of fiscal year 2019, we received approximately $0.3 million in capital contributions from the minority investor in the refined coal entity.

Cash used in financing activities totaled approximately $19.7 million for the first nine months of fiscal year 2018. During the first nine months of fiscal year 2018, we used cash of approximately $18.4 million to purchase approximately 253,000 shares of our common stock in open market transactions. During the first nine months of fiscal year 2018, we used cash of approximately $1.7 million to purchase membership interests from and pay dividends to noncontrolling members of One Earth. During the first nine months of fiscal year 2018, we received approximately $0.4 million in capital contributions from the minority investor in the refined coal entity.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At October 31, 2019, One Earth and NuGen combined have forward purchase contracts for approximately 4.4 million bushels of corn, the principal raw material for their ethanol plants. One Earth and NuGen expect to take delivery of the corn through January 2020. At October 31, 2019, One Earth and NuGen combined have forward purchase contracts for approximately 1,067,000 MmBtu of natural gas. They expect to take delivery of the natural gas through February 2020. At October 31, 2019, One Earth and NuGen have combined sales commitments for approximately 18.9 million gallons of ethanol, approximately 48,500 tons of distillers grains and approximately 6.1 million pounds of non-food grade corn oil. One Earth and NuGen expect to deliver the majority of the ethanol, distillers grains and non-food grade corn oil through December 2019. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on October 31, 2019 is as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months (1)	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	242,000	Gallons	$36,717
Corn	86,000	Bushels	$32,781
Distillers Grains	810	Tons	$8,256
Non-food grade Corn Oil	70,000	Pounds	$1,639
Natural Gas	6,435	MmBtu	$1,295

(1)	Based upon trailing twelve months ended October 31, 2019. Future period volumes will vary based upon market and plant conditions.

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

Item 1A. Risk Factors

During the quarter ended October 31, 2019, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

REX did not pay dividends in the current or prior years. We currently have no restrictions on the payment of dividends. None of our consolidated subsidiaries have restrictions on their ability to pay dividends to us. During the first nine months of fiscal year 2019, One Earth and NuGen combined paid dividends to REX of approximately $10.6 million. During the first nine months of fiscal year 2018, One Earth and NuGen combined paid dividends to REX of approximately $5.1 million.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Zafar Rizvi (Zafar Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	December 5, 2019

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	December 5, 2019
41