Form 10-Q
period 2020-07-31
REX AMERICAN RESOURCES Corp
filed 2020-09-02
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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

Yes ☐ No ☒

At the close of business on September 1, 2020 the registrant had 6,198,475 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	July 31,	January 31,
	2020	2020
Assets:
Current assets:
Cash and cash equivalents	$152,708	$179,658
Short-term investments	32,656	26,073
Restricted cash	950	1,113
Accounts receivable	9,744	12,969
Inventory	30,383	35,634
Refundable income taxes	10,620	6,029
Prepaid expenses and other	9,878	9,659
Total current assets	246,939	271,135
Property and equipment, net	158,513	163,327
Operating lease right-of-use assets	15,345	16,173
Deferred taxes	21,182	17,061
Other assets	884	342
Equity method investment	29,475	32,464
Total assets	$472,338	$500,502

Liabilities and equity:
Current liabilities:
Accounts payable, trade (includes $578 and $676 with related parties at July 31, 2020 and January 31, 2020, respectively)	$8,584	$18,900
Current operating lease liabilities	5,310	4,935
Accrued expenses and other current liabilities (includes $233 and $474 with related parties at July 31, 2020 and January 31, 2020, respectively)	7,295	7,764
Total current liabilities	21,189	31,599
Long-term liabilities:
Deferred taxes	3,670	4,334
Long-term operating lease liabilities	9,600	10,688
Other long-term liabilities	140	275
Total long-term liabilities	13,410	15,297
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	149,044	148,789
Retained earnings	577,602	586,985
Treasury stock	(340,591)	(335,066)
Total REX shareholders’ equity	386,354	401,007
Noncontrolling interests	51,385	52,599
Total equity	437,739	453,606
Total liabilities and equity	$472,338	$500,502

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Net sales and revenue	$39,327	$105,868	$122,577	$210,443
Cost of sales (includes $4,887 and $43,469 with related parties for the quarters ended July 31, 2020 and 2019, respectively, and $17,159 and $90,207 with related parties for the six months ended July 31,2020 and 2019, respectively)	40,658	101,864	133,238	202,793

Gross (loss) profit	(1,331)	4,004	(10,661)	7,650
Selling, general and administrative expenses (includes $152 and $(348) with related parties for the quarters ended July 31, 2020 and 2019, respectively, and $(145) and $(335) with related parties for the six months ended July 31, 2020 and 2019, respectively)	(4,438)	(4,764)	(9,043)	(9,496)
Equity in (loss) income of unconsolidated affiliates	(507)	239	(984)	365
Interest and other income, (net)	197	1,252	866	2,379

(Loss) income before income taxes	(6,079)	731	(19,822)	898
Benefit for income taxes	4,046	2,622	9,359	6,170

Net (loss) income	(2,033)	3,353	(10,463)	7,068
Net loss (income) attributable to noncontrolling interests	285	(1,097)	1,080	(1,991)

Net (loss) income attributable to REX common shareholders	$(1,748)	$2,256	$(9,383)	$5,077

Weighted average shares outstanding – basic and diluted	6,216	6,318	6,261	6,317

Basic and diluted net (loss) income per share attributable to REX common shareholders	$(0.28)	$0.36	$(1.50)	$0.80

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Six Months Ended July 31, 2020 and 2019

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2020	29,853	$299	23,561	$(335,066)	$148,789	$586,985	$52,599	$453,606

Net loss						(7,635)	(795)	(8,430)

Treasury stock acquired			78	(3,923)				(3,923)

Noncontrolling interests distribution and other							(35)	(35)

Capital contributions							10	10

Stock based compensation expense	-	-	-	7	32	-	-	39

Balance at April 30, 2020	29,853	299	23,639	(338,982)	148,821	579,350	51,779	441,267

Net loss						(1,748)	(285)	(2,033)

Treasury stock acquired			31	(1,667)				(1,667)

Noncontrolling interests distribution and other							(124)	(124)

Capital contributions							15	15

Issuance of equity awards and stock based compensation expense	-	-	(15)	58	223	-	-	281

Balance at July 31, 2020	29,853	$299	23,655	$(340,591)	$149,044	$577,602	$51,385	$437,739

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2019	29,853	$299	23,580	$(335,193)	$148,273	$579,558	$52,334	$445,271

Net income						2,821	894	3,715

Noncontrolling interests distribution and other							(87)	(87)

Capital contributions							146	146

Stock based compensation expense	-	-	-	7	30	-	-	37

Balance at April 30, 2019	29,853	299	23,580	(335,186)	148,303	582,379	53,287	449,082

Net income						2,256	1,097	3,353

Noncontrolling interests distribution and other							(2,511)	(2,511)

Capital contributions							39	39

Issuance of equity awards and stock based compensation expense	-	-	(19)	106	421	-	-	527

Balance at July 31, 2019	29,853	$299	23,561	$(335,080)	$148,724	$584,635	$51,912	$450,490
6

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Six Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(10,463)	$7,068
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	10,491	12,425
Amortization of operating lease right-of-use assets	2,691	2,992
Loss (income) from equity method investments	984	(365)
Dividends received from equity method investee	2,005	-
Interest income from investments	(179)	(25)
Deferred income tax	(4,784)	(6,294)
Stock based compensation expense	80	248
Gain on sale of property and equipment – net	(22)	-
Changes in assets and liabilities:
Accounts receivable	3,225	3,696
Inventories	5,251	(3,594)
Refundable income taxes	(4,591)	12
Other assets	(481)	(153)
Accounts payable, trade	(10,301)	1,409
Other liabilities	(2,940)	(4,927)
Net cash (used in) provided by operating activities	(9,034)	12,492
Cash flows from investing activities:
Capital expenditures	(5,692)	(1,449)
Purchase of short-term investments	(45,450)	-
Sale of short-term investments	39,046	15,000
Other	(259)	12
Net cash (used in) provided by investing activities	(12,355)	13,563
Cash flows from financing activities:
Treasury stock acquired	(5,590)	-
Payments to noncontrolling interests holders	(157)	(2,598)
Capital contributions from minority investor	23	185
Net cash used in financing activities	(5,724)	(2,413)

Net (decrease) increase in cash, cash equivalents and restricted cash	(27,113)	23,642
Cash, cash equivalents and restricted cash, beginning of period	180,771	188,812
Cash, cash equivalents and restricted cash, end of period	$153,658	$212,454

Non cash investing activities – Accrued capital expenditures	$22	$5
Non cash financing activities – Stock awards accrued	$-	$171
Non cash financing activities – Stock awards issued	$240	$487
Initial right-of-use assets and liabilities recorded upon adoption of ASC 842	$-	$20,918
Right-of-use assets acquired and liabilities incurred upon lease execution	$1,863	$432
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$152,708	$212,232
Restricted cash	950	222
Total cash, cash equivalents and restricted cash	$153,658	$212,454

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 2020

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
8

Cash and Cash Equivalents

Cash and cash equivalents includes bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.

Revenue Recognition

For ethanol and by-products segment sales, the Company recognizes sales of ethanol, distillers grains and non-food grade corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products. Net sales and revenue also includes net gains or losses from derivative financial instruments related to products sold.

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

Cost of Sales

Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant management, certain compensations costs, general facility overhead charges and net gains or losses from derivative financial instruments related to commodities purchased.

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
9

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

Income Taxes

The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2020 and 2019.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $0.3 million and received refunds of income taxes of approximately $0.3 million during the six months ended July 31, 2020. The Company paid no income taxes nor received refunds of income taxes during the six months ended July 31, 2019.

As of July 31, 2020, and January 31, 2020, total unrecognized tax benefits were approximately $7,298,000 and $7,353,000, respectively. Accrued penalties and interest were approximately $19,000 and approximately $17,000 at July 31, 2020 and January 31, 2020, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $7.4 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $0.3 million and approximately $1.3 million of inventory write-downs in cost of sales at July 31, 2020 and January 31, 2020, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time. The components of inventory are as follows as of the dates
10

presented (amounts in thousands):

	July 31, 2020	January 31, 2020

Ethanol and other finished goods	$7,821	$10,864
Work in process	3,774	3,258
Grain and other raw materials	18,788	21,512
Total	$30,383	$35,634

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company concluded that the impact of the COVID-19 pandemic and other factors are an indicator that impairment may exist related to certain of its long-lived assets. As a result, the Company performed an impairment analysis and determined that there was no impairment. Although it is not possible to reliably estimate the duration of the pandemic and its financial impact, a prolonged significant downturn in the economy could negatively impact the Company’s results of operations and significantly reduce its expectation for future sales, profits and cash flows. Such a reduction in expected future performance could result in the impairment of long-lived assets in subsequent events. There were no impairment charges in the first six months of fiscal years 2020 or 2019.

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
11

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

Note 4. Leases

At July 31, 2020, the Company has lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any
12

periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations, are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019

Operating lease expense	$1,548	$1,701	$3,234	$3,310
Variable lease expense	207	159	338	352
Total lease expense	$1,755	$1,860	$3,572	$3,662

The following table is a summary of future minimum rentals on such leases at July 31, 2020 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2021	$3,024
2022	5,376
2023	3,669
2024	2,503
2025	1,646
Thereafter	49
Total	16,267
Less: present value discount	1,357
Operating lease liabilities	$14,910

At July 31, 2020, the weighted average remaining lease term is 3.3 years and the weighted average discount rate is 5.27% for the above leases.
13

The following table is a summary of future minimum rentals on such leases at January 31, 2020 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2021	$5,668
2022	4,958
2023	3,251
2024	2,085
2025	1,228
Thereafter	29
Total	17,219
Less: present value discount	1,596
Operating lease liabilities	$15,623

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
14

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2020 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$341	$341
Forward purchase contracts (2)	-	13	-	13
Commodity futures (2)	-	416	-	416
Total assets	$-	$429	$341	$770

Forward purchase contracts (3)	$-	$558	$-	$558
Commodity futures (3)	-	197	-	197
Total liabilities	$-	$755	$-	$755

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2020 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$341	$341
Commodity futures (2)	-	352	-	352
Total assets	$-	$352	$341	$693

Forward purchase contract liability (3)	$-	$230	$-	$230

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The forward purchase contract asset and the commodity futures asset are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at July 31, 2020 or January 31, 2020.
15

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2020	January 31, 2020

Land and improvements	$26,244	$21,957
Buildings and improvements	23,643	23,643
Machinery, equipment and fixtures	301,411	300,972
Construction in progress	608	193
	351,906	346,765
Less: accumulated depreciation	(193,393)	(183,438)
Total	$158,513	$163,327

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2020	January 31, 2020

Accrued payroll and related items	$410	$1,152
Accrued utility charges	1,467	2,398
Accrued transportation related items	1,500	1,500
Accrued real estate taxes	2,377	1,755
Commodity futures	197	-
Forward purchase contracts	558	230
Accrued income taxes	27	68
Other	759	661
Total	$7,295	$7,764

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
16

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	July 31, 2020	January 31, 2020	July 31, 2020	January 31, 2020

Commodity futures (1)	$416	$352	$197	$-
Forward purchase contracts (2)	13	-	558	230
Total	$429	$352	$755	$230

(1) Commodity futures assets are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 4.5 million bushels of corn and approximately 5.5 million gallons of ethanol at July 31, 2020. These contracts are short/sell positions for approximately 3.7 million bushels of corn and long/buy positions for approximately 2.2 million bushels of corn at January 31, 2020. Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 2.8 million bushels of corn at July 31, 2020.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts are for purchases of approximately 1.3 million bushels of corn at July 31, 2020. Forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 1.9 million bushels of corn at July 31, 2020 and 1.6 million bushels of corn at January 31, 2020.

As of July 31, 2020, and January 31, 2020, all the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of July 31, 2020, and January 31, 2020, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $950,000 and approximately $1,113,000 to secure the Company’s derivative position at July 31, 2020 and January 31, 2020, respectively.

See Note 5 which contains fair value information related to derivative financial instruments.

(Losses) gains on the Company’s derivative financial instruments of approximately $(4,613,000) and approximately $537,000 for the second quarter of fiscal years 2020 and 2019, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. (Losses) gains on the Company’s derivative financial instruments of approximately $(1,758,000) and approximately $1,230,000 for the first six months of fiscal years 2020 and 2019, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations.

Losses on the Company’s derivative financial instruments of approximately $298,000 for the second quarter and first six months of fiscal year 2020 were included in net sales and revenue on the Consolidated Condensed Statements of Operations.
17

Note 9. Investments

The following table summarizes the Company’s equity method investment at July 31, 2020 and January 31, 2020 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	July 31, 2020	January 31, 2020

Big River	10.3%	$29,475	$32,464

Undistributed earnings of the Company’s equity method investee totaled approximately $9.5 million and approximately $12.4 million at July 31, 2020 and January 31, 2020, respectively. The Company received dividends from its equity method investee of approximately $2.0 million in the first six months of fiscal year 2020. The company received no dividends from its equity method investee in the first six months of fiscal year 2019.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

Net sales and revenue	$130,126	$193,731	$327,758	$377,800
Gross profit (loss)	$3,565	$7,026	$(2,378)	$8,595
(Loss) income from continuing operations	$(4,914)	$2,320	$(9,540)	$3,546
Net (loss) income	$(4,914)	$2,320	$(9,540)	$3,546

At July 31, 2020, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $32,656,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.3%. Unrealized gains or losses were insignificant.

At January 31, 2020, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $26,073,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 1.8%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, with no
18

adjustments for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At July 31, 2020, 473,830 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At July 31, 2020 and January 31, 2020, unrecognized compensation cost related to nonvested restricted stock was approximately $314,000 and $220,000, respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Six Months Ended July 31, 2020

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2020	28,576	$2,193	2
Granted	6,158	416
Forfeited	-	-
Vested	15,029	1,211

Non-Vested at July 31, 2020	19,705	$1,398	2

	Six Months Ended July 31, 2019

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2019	38,036	$2,935	2
Granted	9,442	662
Forfeited	-	-
Vested	18,902	1,404

Non-Vested at July 31, 2019	28,576	$2,193	2

The above tables include 14,777 and 24,219 non-vested shares at July 31, 2020 and 2019, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.
19

Note 11. Income Taxes

The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2020 and 2019.

The Company’s income tax benefit was approximately 66.6% and approximately 358.7% for the three months ended July 31, 2020 and 2019, respectively. The Company’s income tax benefit was approximately 47.2% and approximately 687.1% for the six months ended July 31, 2020 and 2019, respectively. The fluctuation in the rate results primarily from the production tax credits the Company expects to receive associated with its refined coal segment relative to consolidated pre-tax income or loss. Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. The Company’s income tax benefit for the first six months of fiscal year 2020 includes approximately $1.8 million related to the lengthening of a net operating loss carryback allowed by the recently passed CARES Act.

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

	Six Months Ended July 31,
	2020	2019

Unrecognized tax benefits, beginning of period	$7,370	$9,232
Changes for prior years’ tax positions	(53)	102
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$7,317	$9,334

Note 12. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

As of July 31, 2020, One Earth and NuGen have combined forward purchase contracts for approximately 6.8 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 1,647,000 MmBtu (million british thermal units) of natural gas.
20

As of July 31, 2020, One Earth and NuGen have combined sales commitments for approximately 21.8 million gallons of ethanol, approximately 32,000 tons of distillers grains and approximately 5.2 million pounds of non-food grade corn oil.

As of July 31, 2020, the refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $1.1 million and approximately $1.2 million in the second quarter of fiscal years 2020 and 2019, respectively. Such fees totaled approximately $1.4 million and approximately $2.8 million for the six months ended July 31, 2020 and 2019, respectively.

Note 13. Related-Party Transactions

During the second quarters of fiscal years 2020 and 2019, One Earth and NuGen purchased approximately $4.9 million and approximately $43.5 million, respectively, of corn (and other supplies) from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $17.2 million and approximately $90.2 million for the six months ended July 31, 2020 and 2019, respectively. The Company had amounts payable to related parties of approximately $0.6 million and approximately $0.7 million at July 31, 2020 and January 31, 2020, respectively.

During the second quarters of fiscal years 2020 and 2019, the Company recognized commission expense of approximately $0.2 million and income of approximately $0.3 million, respectively, payable to the minority investor in the refined coal entity. During the first six months of fiscal years 2020 and 2019, the company recognized commission income of approximately $0.1 million and income of approximately $0.3 million, respectively. The commission income or expense is associated with the refined coal acquisition. The Company had accrued liabilities related to the commission income or expense of approximately $0.2 million and approximately $0.5 million at July 31, 2020 and January 31, 2020, respectively.

Note 14. Segment Reporting

The Company has two reportable segments: i) ethanol and by-products; and ii) refined coal. The Company evaluates the performance of each reportable segment based on segment profit. The following tables summarize segment and other results and assets (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net sales and revenue:
Ethanol and by-products	$39,242	$105,770	$122,477	$210,223
Refined coal [1]	85	98	100	220
Total net sales and revenue	$39,327	$105,868	$122,577	$210,443

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.
21

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Segment gross (loss) profit:
Ethanol and by-products	$553	$6,169	$(7,670)	$12,284
Refined coal	(1,884)	(2,165)	(2,991)	(4,634)
Total gross (loss) profit	$(1,331)	$4,004	$(10,661)	$7,650

(Loss) income before income taxes:
Ethanol and by-products	$(3,259)	$3,111	$(15,610)	$6,313
Refined coal	(2,118)	(2,028)	(2,965)	(4,703)
Corporate and other	(702)	(352)	(1,247)	(712)
Total (loss) income before income taxes	$(6,079)	$731	$(19,822)	$898

Benefit (provision) for income taxes:
Ethanol and by-products	$893	$(619)	$5,054	$(1,105)
Refined coal	2,919	3,155	3,878	7,101
Corporate and other	234	86	427	174
Total benefit for income taxes	$4,046	$2,622	$9,359	$6,170

Segment (loss) profit (net of noncontrolling interests):
Ethanol and by-products	$(2,178)	$1,305	$(9,611)	$3,014
Refined coal	898	1,216	1,048	2,602
Corporate and other	(468)	(265)	(820)	(539)
Net (loss) income attributable to REX common shareholders	$(1,748)	$2,256	$(9,383)	$5,077

Assets:	July 31, 2020	January 31, 2020

Ethanol and by-products	$379,399	$408,746
Refined coal	4,868	6,101
Corporate and other	88,071	85,655
Total assets	$472,338	$500,502
22

	Three Months Ended July 31,		Six Months Ended July 31,
Sales of products, ethanol and by-products segment:	2020	2019	2020	2019
Ethanol	$32,524	$83,219	$93,121	$160,837
Dried distillers grains	5,480	15,887	24,398	34,561
Non-food grade corn oil	1,313	4,599	4,501	9,582
Modified distillers grains	209	2,004	666	5,144
Derivative financial instruments losses	(298)	-	(298)	-
Other	14	61	89	99
Total	$39,242	$105,770	$122,477	$210,223

Sales of products, refined coal segment:
Refined coal	$85	$98	$100	$220

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At July 31, 2020, investments in our ethanol business include equity investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	115.7 M	75.3%	87.1 M
NuGen Energy, LLC	72.6 M	99.5%	72.2 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	103.8 M	10.3%	10.7 M
Big River Resources Galva, LLC	112.0 M	10.3%	11.5 M
Big River United Energy, LLC	117.9 M	5.7%	6.7 M
Big River Resources Boyceville, LLC	54.3 M	10.3%	5.6 M
Total	576.3 M		193.8 M

Our ethanol operations and the results thereof are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas, and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations due to several factors that affect commodity prices in general, including crop conditions, global health pandemics, the amount of corn stored on farms, weather, federal policy and foreign trade. Because the market prices of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains and the results of federal policy decisions and trade negotiations, can impact ethanol and distillers grains prices), at times ethanol and distillers grains prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol or distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We have funded all costs relating to new intellectual property, consultants, research and development, pilot field tests and equipment purchases with respect to the proposed commercialization stage of the technology. To date, we have paid and expensed approximately $2.5 million cumulatively primarily for patents, purchases of certain equipment and other expenses. We have not yet tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended July 31, 2020, we did not change any of our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2020.

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

Weather conditions delayed, and in some cases prevented the planting of corn in much of the United States during 2019. Weather also contributed to intermittent logistical delays during fiscal year 2019. Throughout the first six months of fiscal year 2020 and most of fiscal year 2019, we struggled to obtain adequate supplies of corn at our NuGen facility, on a consistent basis, at acceptable price levels. Consequently, we were not able to operate our NuGen ethanol plant at production levels near our historical averages. We cannot reasonably predict the likelihood of future period production levels compared to historical averages.

During the early months of 2020, COVID-19 spread into the United States and other countries. In an effort to contain the spread of this virus, there have been various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. This has led to reduced demand for gasoline and ethanol. The duration of the resulting downturn in economic activity is unknown and has led to historically low ethanol pricing. Consequently, we idled our NuGen and One Earth ethanol plants in late March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in late May of 2020 and at NuGen in late June of 2020. In addition, recent actions by the Federal Reserve, related to the COVID-19 outbreak, have reduced interest rates. Given the amount of cash and short-term investments we have, this will significantly reduce our interest income in future periods, depending on the length of time interest rates remain at these levels. The impacts of the COVID-19 outbreak on our business operations, including the duration and impact on ethanol demand, cannot be reasonably estimated at this time, although a future prolonged production stoppage at our plants would have a further material adverse impact on our results of operations, financial condition and cash flows in fiscal year 2020.

Under the Renewable Fuel Standard “RFS”, the EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The EPA can waive the obligation for individual small refineries that are experiencing “disproportionate economic hardship” due to compliance with the RFS. Until recent years, the EPA approved relatively few such waivers. The EPA approved 31 small refiner waivers related to their 2018 Renewable Fuel Standard compliance obligations, which is estimated to effectively reduce the obligation for ethanol in 2018 by 1.4 billion gallons. The EPA previously granted waivers for 2016 and 2017 totaling approximately 2.6 billion gallons. These actions affect current year demand as obligated parties such as refiners can use the waivers granted by the EPA to help them meet their obligations in different years. There continues to be uncertainty regarding how the EPA will administer the small refiner waivers. We believe the waivers have resulted in reduced domestic ethanol demand. There are three small refiner waiver requests filed for the 2020 compliance year, 28 small refiner waiver requests filed for the 2019 compliance year and 67 prior year waiver requests for compliance years 2011 through 2018. The prior year waiver requests are widely viewed as an attempt by oil refiners to work around a January 2020 ruling by the 10th U.S. Circuit Court of Appeals that vacated the EPA’s approval of three small refiner waivers, saying that the agency exceeded its authority in approving the waivers because the Clean Air Act prevents the EPA from extending waivers to any refiner whose previous waivers had lapsed.

During the first six months of fiscal year 2020 and throughout fiscal year 2019, operating results in our refined coal segment have been adversely affected by lower utility plant demand from our only customer. Projections, provided by the utility plant, for the next twelve months indicate this trend may continue and may be further impacted by the COVID-19 pandemic. While this leads to lower pre-tax losses from this segment, it also leads to lower tax benefits from Section 45 credits being recognized. Ultimately, this results in lower amounts of segment profit.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

For a detailed analysis of period to period changes, see the segment discussion that follows this section as that discussion reflects how management views and monitors our business.

Comparison of Three and Six Months Ended July 31, 2020 and 2019

Net sales and revenue in the quarter ended July 31, 2020 were approximately $39.3 million compared to approximately $105.9 million in the prior year’s second quarter, representing a decrease of approximately $66.5 million, which was primarily caused by lower sales in our ethanol and by-products segment. Net sales and revenue in the first six months of fiscal year 2020 were approximately $122.6 million compared to approximately $210.4 million in the first six months of fiscal year 2019, representing a decrease of approximately $87.9 million, which was primarily caused by lower sales in our ethanol and by-products segment of approximately $87.7 million. The decline in ethanol and by-products segment net sales and revenue reflects significantly lower production volumes during fiscal year 2020. This relates primarily to diminished local availability of corn, the effects of the COVID-19 outbreak on ethanol demand and lower ethanol pricing which resulted in the idling of the NuGen and One Earth ethanol plants in March of 2020. We resumed production operations at One Earth in late May of 2020 and at NuGen in late June of 2020.

Gross loss for the second quarter of fiscal year 2020 was approximately $1.3 million, compared to gross profit of approximately $4.0 million for the second quarter of fiscal year 2019. Gross profit for the second quarter of fiscal year 2020 decreased by approximately $5.6 million compared to the prior year second quarter as a result of operations in the ethanol and by-products segment. Gross loss in the refined coal segment was $1.9 million in the second quarter of fiscal year 2020 compared to $2.2 million in the second quarter of fiscal year 2019. Gross loss for the first six months of fiscal year 2020 was approximately $10.7 million compared to gross profit of approximately $7.7 million for the first six months of fiscal year 2019. Gross profit for the first six months of fiscal year 2020 decreased by approximately $20.0 million compared to the first six months of fiscal year 2019 as a result of operations in the ethanol and by-products segment and increased by approximately $1.6 million as a result of operations in the refined coal segment.

SG&A expenses were approximately $4.4 million for the second quarter of fiscal year 2020, compared to approximately $4.8 million of expenses for the second quarter of fiscal year 2019. The decrease is primarily related to lower ethanol freight charges consistent with lower production and sales. SG&A expenses were approximately $9.0 million for the first six months of fiscal year 2020, compared to approximately $9.5 million of expenses for the first six months of fiscal year 2019. The decrease is primarily related to a decrease in incentive compensation expense associated with lower profitability in fiscal year 2020.

During the second quarter of fiscal year 2020, we recognized a loss of approximately $0.5 million compared to income of approximately $0.2 million for the second quarter of fiscal year 2019, from our equity investment in Big River, which is included in our ethanol and by-products segment results. We recognized a loss of approximately $1.0 million for the first six months of fiscal year 2020 compared to income of approximately $0.4 million for the first six months of fiscal year 2019. Big River has interests in four ethanol production plants that shipped approximately 388 million gallons in the trailing twelve months ended July 31, 2020 and has an effective ownership of ethanol gallons shipped for the same period of approximately 335 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.2 million for the second quarter of fiscal year 2020 compared to approximately $1.3 million for the second quarter of fiscal year 2019. Interest and other income was approximately $0.9 million for the first six months of fiscal year 2020 compared to approximately $2.4 million for the first six months of fiscal year 2019. Interest income has decreased as yields on our excess cash decreased compared to fiscal year 2019 and our excess cash investment balances decreased compared to fiscal year 2019.

As a result of the foregoing, loss before income taxes was approximately $6.1 million for the second quarter of fiscal year 2020 versus income of approximately $0.7 million for the second quarter of fiscal year 2019. Loss before income taxes was approximately $19.8 million for the first six months of fiscal year 2020 versus income of approximately $0.9 million for the first six months of fiscal year 2019.

We determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2020 and 2019. Our tax benefit was approximately 66.6% and approximately 358.7% for the three months ended July 31, 2020 and 2019, respectively, and was approximately 47.2% and was approximately 687.1% for the first six months of fiscal years 2020 and 2019, respectively. The fluctuation in the rate results primarily from the production tax credits we expect to receive associated with our refined coal segment relative to pre-tax income or loss. Our income tax benefit for the first six months of fiscal year 2020 includes approximately $1.8 million related to the lengthening of a net operating loss carryback allowed by the recently passed CARES Act.

As a result of the foregoing, net loss was approximately $2.0 million for the second quarter of fiscal year 2020 compared to net income of approximately $3.4 million for the second quarter of fiscal year 2019. Net loss was approximately $10.5 million for the first six months of fiscal year 2020 compared to net income of approximately $7.1 million for the first six months of fiscal year 2019.

Loss (income) related to noncontrolling interests was approximately $0.3 million and approximately $(1.1) million during the second quarters of fiscal years 2020 and 2019, respectively, and was approximately $1.1 million and approximately $(2.0) million during the first six months of fiscal years 2020 and 2019, respectively. These amounts represent the other owners’ share of the income or loss of NuGen, One Earth and the refined coal entity.

As a result of the foregoing, net loss attributable to REX common shareholders for the second quarter of fiscal year 2020 was approximately $1.7 million, a decrease of approximately $4.0 million from net income attributable to REX common shareholders of approximately $2.3 million for the second quarter of fiscal year 2019. Net loss attributable to REX common shareholders for the first six months of fiscal year 2020 was approximately $9.4 million, a decrease of approximately $14.5 million from net income attributable to REX common shareholders of approximately $5.1 million for the first six months of fiscal year 2019.

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

The following sections discuss the results of operations for each of our business segments and corporate and other. Amounts in the corporate and other category include activities that are not separately reportable or related to a segment. The following tables summarizes segment and other results (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net sales and revenue:
Ethanol and by-products	$39,242	$105,770	$122,477	$210,223
Refined coal [1]	85	98	100	220
Total net sales and revenue	$39,327	$105,868	$122,577	$210,443

[1]	We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Segment gross (loss) profit:
Ethanol and by-products	$553	$6,169	$(7,670)	$12,284
Refined coal	(1,884)	(2,165)	(2,991)	(4,634)
Total gross (loss) profit	$(1,331)	$4,004	$(10,661)	$7,650

(Loss) income before income taxes:
Ethanol and by-products	$(3,259)	$3,111	$(15,610)	$6,313
Refined coal	(2,118)	(2,028)	(2,965)	(4,703)
Corporate and other	(702)	(352)	(1,247)	(712)
Total (loss) income before income taxes	$(6,079)	$731	$(19,822)	$898
29

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Benefit (provision) for income taxes:
Ethanol and by-products	$893	$(619)	$5,054	$(1,105)
Refined coal	2,919	3,155	3,878	7,101
Corporate and other	234	86	427	174
Total benefit for income taxes	$4,046	$2,622	$9,359	$6,170

Segment (loss) profit (net of noncontrolling interests):
Ethanol and by-products	$(2,178)	$1,305	$(9,611)	$3,014
Refined coal	898	1,216	1,048	2,602
Corporate and other	(468)	(265)	(820)	(539)
Net (loss) income attributable to REX common shareholders	$(1,748)	$2,256	$(9,383)	$5,077

Ethanol and by-Products

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses. The following table summarizes net sales and revenue from One Earth and NuGen by product group (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Sales of products, ethanol and by-products segment:

Ethanol	$32,524	$83,219	$93,121	$160,837
Dried distillers grains	5,480	15,887	24,398	34,561
Non-food grade corn oil	1,313	4,599	4,501	9,582
Modified distillers grains	209	2,004	666	5,144
Derivative financial instruments losses	(298)	-	(298)	-
Other	14	61	89	99
Total	$39,242	$105,770	$122,477	$210,223
30

The following table summarizes selected operating data from One Earth and NuGen:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

Average selling price per gallon of ethanol	$1.23	$1.38	$1.25	$1.32
Gallons of ethanol sold (in millions)	26.5	60.4	74.8	121.7
Average selling price per ton of dried distillers grains	$135.54	$135.46	$143.24	$138.92
Tons of dried distillers grains sold	40,429	117,280	170,324	248,770
Average selling price per pound of non-food grade corn oil	$0.24	$0.25	$0.25	$0.25
Pounds of non-food grade corn oil sold (in millions)	5.4	18.1	18.1	37.9
Average selling price per ton of modified distillers grains	$31.87	$53.01	$49.32	$60.12
Tons of modified distillers grains sold	6,566	37,795	13,507	85,555
Average cost per bushel of grain	$3.63	$3.80	$3.86	$3.65
Average cost of natural gas (per MmBtu)	$2.92	$2.63	$3.60	$3.16

Ethanol sales decreased from approximately $83.2 million in the second quarter of fiscal year 2019 to approximately $32.5 million in the second quarter of fiscal year 2020, primarily as a result of a 56% decrease in gallons sold compared to the second quarter of fiscal year 2019 as both of our consolidated ethanol plants were in production for approximately only one month during the second quarter of fiscal year 2020. Dried distillers grains sales decreased from approximately $15.9 million in the second quarter of fiscal year 2019 to approximately $5.5 million in the second quarter of fiscal year 2020, primarily as a result of a 66% decrease in tons sold compared to the second quarter of fiscal year 2019. Non-food grade corn oil sales were approximately $1.3 million in the second quarter of fiscal year 2020 compared to approximately $4.6 million in the second quarter of fiscal year 2019. The decrease was primarily a result of a 70% decrease in pounds sold compared to the second quarter of fiscal year 2019. Modified distillers grains sales were approximately $0.2 million in the second quarter of fiscal year 2020 compared to approximately $2.0 million in the second quarter of fiscal year 2019. The decrease was primarily a result of an 83% decrease in tons sold compared to the second quarter of fiscal year 2019.

Ethanol sales decreased from approximately $160.8 million in the first six months of fiscal year 2019 to approximately $93.1 million in the first six months of fiscal year 2020, primarily a result of a decrease of 46.9 million gallons sold. Dried distillers grains sales decreased from approximately $34.6 million in the first six months of fiscal year 2019 to approximately $24.4 million in the first six months of fiscal year 2020, primarily a result of a 32% decrease in tons sold compared to the first six months of fiscal year 2019. Non-food grade corn oil sales decreased from approximately $9.6 million in the first six months of fiscal year 2019 to approximately $4.5 million in the first six months of fiscal year 2020, primarily a result of a 52% decrease in pounds sold. Modified distillers grains sales decreased from approximately $5.1 million in the first six months of fiscal year 2019 to approximately $0.7 million in the first six months of fiscal year 2020, primarily a result of an 84% decrease in tons sold compared to the first six months of fiscal year 2019. The volume decreases for the quarter and six months ended July 31, 2020 were primarily a result of the impact of the COVID-19 outbreak on ethanol demand, lower ethanol pricing, an oversupply of oil and corn availability at the NuGen ethanol plant. These factors resulted in idling both of our consolidated ethanol plants in March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in May of 2020 and at the NuGen ethanol plant in June of 2020.

Gross profit for the second quarter of fiscal year 2020 was approximately $0.6 million compared to approximately $6.2 million of gross profit for the second quarter of fiscal year 2019. The crush spread for the second quarter of fiscal year 2020 was approximately $(0.04) per gallon of ethanol sold compared to $0.07 per gallon of ethanol sold during the second quarter of fiscal year 2019. During the second quarter of fiscal year 2020, both of our consolidated ethanol plants were idled for most of the quarter. Consequently, lower production and resulting sales volumes significantly reduced gross profit for the second quarter of fiscal year 2020.

Corn accounted for approximately 68% ($26.1 million) of our cost of sales during the second quarter of fiscal year 2020 compared to approximately 78% ($77.5 million) during the second quarter of fiscal year 2019. Natural gas accounted for approximately 5% ($1.9 million) of our cost of sales during the second quarter of fiscal year 2020 compared to approximately 4% ($4.2 million) during the second quarter of fiscal year 2019. Both the corn and natural gas dollar decreases were primarily attributable to the lower production levels incurred in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019 levels.

Gross (loss) profit for the first six months of fiscal year 2020 was approximately $(7.7) million, which was approximately $20.0 million lower compared to approximately $12.3 million of gross profit for the first six months of fiscal year 2019. The crush spread for the first six months of fiscal year 2020 was approximately $(0.08) per gallon of ethanol sold compared to the first six months of fiscal year 2019 which was approximately $0.06 per gallon of ethanol sold Both of our consolidated ethanol plants were idled for portions of the first six months of fiscal year 2020. Consequently, lower production and resulting sales volumes significantly reduced gross profit for the first six months of fiscal year 2020.

Grain accounted for approximately 73% ($94.8 million) of our cost of sales during the first six months of fiscal year 2020 compared to approximately 77% ($152.7 million) during the first six months of fiscal year 2019. Natural gas accounted for approximately 6% ($7.3 million) of our cost of sales during the first six months of fiscal year 2020 compared to approximately 5% ($10.4 million) during the first six months of fiscal year 2019. Both the grain and natural gas dollar decreases were primarily attributable to the lower production levels incurred in the first six months of fiscal year 2020 compared to the first six months of fiscal year 2019 levels.

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

SG&A expenses for the second quarter of fiscal year 2020 were approximately $3.4 million, compared to the second quarter of fiscal year 2019 amount of approximately $4.2 million. The decrease is primarily related to lower ethanol freight charges, consistent with lower production and sales. SG&A expenses were approximately $7.6 million for the first six months of fiscal year 2020, compared to the first six months of fiscal year 2019 amount of $8.1 million. The decrease is primarily related to a decrease in incentive compensation expense associated with lower profitability in fiscal year 2020.

During the second quarter of fiscal year 2020 we recognized a loss of approximately $0.5 million compared to income of approximately $0.2 million for the second quarter of fiscal year 2019, from our equity investment in Big River. We recognized a loss of approximately $1.0 million during the first six months of fiscal year 2020 compared to income of approximately $0.4 million during the first six months of fiscal year 2019. Big River’s results for the quarter and six months ended July 31, 2020 were negatively impacted by the COVID-19 outbreak. Big River has interests in four ethanol production plants that shipped approximately 388 million gallons in the trailing twelve months ended July 31, 2020 and has an effective ownership of ethanol gallons shipped for the same period of approximately 335 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.1 million for the second quarter of fiscal year 2020 compared to approximately $0.9 million for the second quarter of fiscal year 2019. Interest and other income was approximately $0.6 million for the first six months of fiscal year 2020 compared to approximately $1.7 million for the first six months of fiscal year 2019. Interest income has decreased as yields on our excess cash decreased compared to fiscal year 2019 and our excess cash investment balances decreased compared to fiscal year 2019.

The benefit for income taxes was approximately $0.9 million in the second quarter of fiscal year 2020 compared to a provision of approximately $0.6 million in the second quarter of fiscal year 2019. The benefit for income taxes was approximately $5.1 million in the first six months of fiscal year 2020 compared to a provision of approximately $1.1 million in the first six months of fiscal year 2019. The fluctuation in segment income tax benefit or provision is primarily related to the pre-tax loss incurred in fiscal year 2020 compared to pre-tax income incurred in fiscal year 2019.

Loss (income) related to noncontrolling interests was approximately $0.2 million and approximately $(1.2) million during the second quarters of fiscal years 2020 and 2019, respectively. Loss (income) related to noncontrolling interests was approximately $0.9 million and approximately $(2.2) million during the first six months of fiscal years 2020 and 2019, respectively. These amounts represent the other owners’ share of the income of NuGen and One Earth.

Segment loss for the second quarter of fiscal year 2020 was approximately $2.2 million, which was a decrease of approximately $3.5 million compared to the prior year second quarter segment profit of approximately $1.3 million. Segment loss for the first six months of fiscal year 2020 was approximately $9.6 million, which was approximately $12.6 million lower compared to the first six months of fiscal year 2019 segment profit of approximately $3.0 million.

Refined Coal

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017. The following table summarizes sales from refined coal operations by product group (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
Sales of products, refined coal segment:	2020	2019	2020	2019

Refined coal [1]	$85	$98	$100	$220

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Refined coal sales were approximately $85,000 and approximately $98,000 in the second quarters of fiscal years 2020 and 2019, respectively. Refined coal sales were approximately $100,000 and approximately $220,000 in the first six months of fiscal years 2020 and 2019, respectively. During fiscal year 2020, operating results have been adversely affected by lower utility plant demand (our only customer). Refined coal sales vary depending on fluctuations in demand from the site host utility, which generally changes based upon weather conditions in the geographic markets the utility serves and competing energy prices and supplies and the state of the economy. Based upon current year operations and projections from the site host utility, we expect varying and intermittent demand for refined coal in future periods compared to historical results.

Gross loss was approximately $1.9 million and approximately $2.2 million in the second quarters of fiscal years 2020 and 2019, respectively. Gross loss was approximately $3.0 million and approximately $4.6 million in the first six months of fiscal years 2020 and 2019, respectively. We expect future period gross losses to vary like the sales fluctuations described above. Based upon the agreements in place that govern the operation, sales and purchasing activities of the refined coal plant, we expect the refined coal operation to continue operating at a gross loss. We expect that the ongoing losses will be subsidized by federal production income tax credits.

SG&A expenses were insignificant during the second quarters and first six months of fiscal years 2020 and 2019. We expect future period expenses to also be insignificant.

Loss related to noncontrolling interests was approximately $0.1 million for each of the second quarters of fiscal years 2020 and 2019. Loss related to noncontrolling interests was approximately $0.1 million and approximately $0.2 million in the first six months of fiscal years 2020 and 2019, respectively. This amount represents the other owner’s share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $2.9 million and approximately $3.2 million in the second quarters of fiscal years 2020 and 2019, respectively. The benefit for income taxes was approximately $3.9 million and approximately $7.1 million in the first six months of fiscal years 2020 and 2019, respectively. The refined coal segment tax benefit is comprised of an estimated statutory benefit of its pre-tax losses and an estimated benefit from the federal production tax credits we expect to earn from producing and selling refined coal. The amount of benefit we recognize during interim periods will fluctuate based on actual production and profitability levels.

As a result of the foregoing, including the benefit of federal production tax credits attributable to refined coal production and sales, segment profit was approximately $0.9 million and approximately $1.2 million for the second quarters of fiscal years 2020 and 2019, respectively. Segment profit was approximately $1.0 million and approximately $2.6 million for the first six months of fiscal years 2020 and 2019, respectively.

Corporate and Other

SG&A expenses were approximately $0.8 million for the second quarter of fiscal year 2020, consistent with the approximately $0.7 million of expenses for the second quarter of fiscal year 2019. These expenses were approximately $1.5 million and approximately $1.3 million for the first six months of fiscal years 2020 and 2019, respectively.

Interest and other income was approximately $0.1 million and approximately $0.3 million for the second quarters of fiscal years 2020 and 2019, respectively. Interest and other income was approximately $0.2 million and approximately $0.6 million for the first six months of fiscal years 2020 and 2019, respectively. Interest income has decreased as yields on our excess cash decreased compared to fiscal year 2019 and our excess cash investment balances decreased compared to fiscal year 2019.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $9.0 million for the first six months of fiscal year 2020, compared to cash provided of approximately $12.5 million for the first six months of fiscal year 2019. For the first six months of fiscal year 2020, cash was used by a net loss of approximately $10.5 million, adjusted for non-cash items of approximately $9.3 million, which consisted of depreciation, amortization of operating lease right-of-use assets, loss from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $2.0 million during the first six months of fiscal year 2020. A decrease in the balance of accounts receivable provided cash of approximately $3.2 million, which was primarily a result of the timing of customer shipments and payments as well as lower commodity prices. Inventories decreased by approximately $5.3 million, which was primarily a result of the timing of receipt of raw materials, shipments of finished goods and lower commodity prices. An increase in the balance of refundable income taxes of approximately $4.6 million primarily relates to a net operating loss we intend to carry back for federal income tax purposes. A decrease in the balance of accounts payable used cash of approximately $10.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $2.9 million, which was primarily a result of payments of operating leases and incentive compensation.

Net cash provided by operating activities was approximately $12.5 million for the first six months of fiscal year 2019. For the first six months of fiscal year 2019, cash was provided by net income of approximately $7.1 million, adjusted for non-cash items of approximately $9.0 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. A decrease in the balance of accounts receivable provided cash of approximately $3.7 million, which was primarily a result of the timing of customer payments and shipments. An increase in the balance of inventories used cash of approximately $3.6 million, which was primarily a result of the timing of receipt of raw materials and the shipment of finished goods. An increase in the balance of accounts payable provided cash of approximately $1.4 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $4.9 million, which was primarily a result of payments of operating leases and incentive compensation as well as lower accruals for utilities.

At July 31, 2020, working capital was approximately $225.8 million, compared to approximately $239.5 million at January 31, 2020. The ratio of current assets to current liabilities was 8.6 to 1 at July 31, 2020 and 11.7 to 1 at January 31, 2020.

Cash of approximately $12.4 million was used in investing activities for the first six months of fiscal year 2020, compared to cash provided of approximately $13.6 million during the first six months of fiscal year 2019. During the first six months of fiscal year 2020, we had capital expenditures of approximately $5.7 million, primarily for the purchase of land at One Earth Energy. We expect our capital expenditures to be in the range of $3 million to $5 million for the remainder of fiscal year 2020. During the first six months of fiscal year 2020, we purchased certificates of deposit (classified as short-term investments) of approximately $45.5 million. During the first six months of fiscal year 2020, we sold certificates of deposit (classified as short-term investments) of approximately $39.0 million. The certificates of deposit, both purchased and sold, had maturities of less than one year. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $13.6 million was provided by investing activities for the first six months of fiscal year 2019. During the first six months of fiscal year 2019, we had capital expenditures of approximately $1.4 million. During the first six months of fiscal year 2019, we sold United States treasury bills (classified as short-term investments) of approximately $15.0 million. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $5.7 million was used in financing activities for the first six months of fiscal year 2020, compared to approximately $2.4 million during the first six months of fiscal year 2019. During the first six months of fiscal year 2020, we used cash of approximately $5.6 million to purchase approximately 109,000 shares of our common stock in open market transactions.

Cash of approximately $2.4 million was used in financing activities for the first six months of fiscal year 2019 as we used cash of approximately $2.6 million to pay dividends to and to purchase shares from noncontrolling members. During the first six months of fiscal year 2019, we received approximately $0.2 million in capital contributions from the minority investor in the refined coal entity.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 241,000 shares at July 31, 2020. We also plan to seek and evaluate investment opportunities including carbon sequestration, energy related, agricultural or other ventures we believe fit our investment criteria in addition to investing in highly liquid short-term securities.

We are working with the University of Illinois to explore the development of a carbon sequestration project to be located near the One Earth ethanol plant. The University of Illinois has received a United States Department of Energy award through the CarbonSAFE program and will evaluate the greenhouse gas storage potential beneath the site by drilling a test well and performing seismic surveys. Further work and research are needed to determine if this will be a feasible project.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and exchange traded commodity futures contracts. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on July 31, 2020 is as follows (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months (1)	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	280,000	Gallons	$33,706
Corn	100,000	Bushels	$30,679
Distillers Grains	745	Tons	$ 8,048
Non-food grade Corn Oil	69,000	Pounds	$ 1,476
Natural Gas	7,480	MmBtu	$ 1,485

(1)	Estimated volumes assume production at or near full capacity. Future period volumes will vary based upon market and plant conditions.

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

Item 1A.  Risk Factors

During the quarter ended July 31, 2020, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1-31, 2020	30,536	$54.60	30,536	241,185
June 1-30, 2020	–	–	–	241,185
July 1-31, 2020	–	–	–	241,185
Total	30,536	$54.60	30,536	241,185

(1)	On March 20, 2018, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At July 31, 2020, a total of 241,185 shares remained available to purchase under this authorization.

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar Rizvi (Zafar Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	September 2, 2020

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	September 2, 2020
41