Form 10-Q
period 2020-10-31
REX AMERICAN RESOURCES Corp
filed 2020-12-04
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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

Yes ☐ No ☒

At the close of business on December 3, 2020 the registrant had 5,992,002 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	October 31, 2020	January 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$173,075	$179,658
Short-term investments	29,216	26,073
Restricted cash	884	1,113
Accounts receivable	12,496	12,969
Inventory	21,616	35,634
Refundable income taxes	5,947	6,029
Prepaid expenses and other	9,771	9,659
Total current assets	253,005	271,135
Property and equipment, net	154,401	163,327
Operating lease right-of-use assets	14,054	16,173
Deferred taxes	22,297	17,061
Other assets	1,278	342
Equity method investment	30,126	32,464
Total assets	$475,161	$500,502

Liabilities and equity:
Current liabilities:
Accounts payable, trade (includes $777 and $686 with related parties at October 31, 2020 and January 31, 2020, respectively)	$15,588	$18,900
Current operating lease liabilities	5,105	4,935
Accrued expenses and other current liabilities (includes $186 and $474 with related parties at October 31, 2020 and January 31, 2020, respectively)	6,049	7,764
Total current liabilities	26,742	31,599
Long-term liabilities:
Deferred taxes	4,138	4,334
Long-term operating lease liabilities	8,548	10,688
Other long-term liabilities	282	275
Total long-term liabilities	12,968	15,297
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	149,077	148,789
Retained earnings	586,443	586,985
Treasury stock	(353,910)	(335,066)
Total REX shareholders’ equity	381,909	401,007
Noncontrolling interests	53,542	52,599
Total equity	435,451	453,606
Total liabilities and equity	$475,161	$500,502

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Net sales and revenue	$124,251	$86,671	$246,828	$297,114
Cost of sales (includes $16,861 and $58,536 with related parties for the quarters ended October 31, 2020 and 2019, respectively, and $34,021 and $148,743 with related parties for the nine months ended October 31, 2020 and 2019, respectively	106,572	88,429	239,810	291,222

Gross profit (loss)	17,679	(1,758)	7,018	5,892
Selling, general and administrative expenses (includes $(15) and $(242) with related parties for the quarters ended October 31, 2020 and 2019, respectively, and $(160) and $(577) with related parties for the nine months ended October 31, 2020 and 2019, respectively)	(4,257)	(4,133)	(13,300)	(13,629)
Equity in income (loss) of unconsolidated affiliates	1,152	(15)	168	350
Interest and other income, (net)	537	1,002	1,403	3,381

Income (loss) before income taxes	15,111	(4,904)	(4,711)	(4,006)
(Provision) benefit for income taxes	(4,052)	3,231	5,307	9,401

Net income (loss)	11,059	(1,673)	596	5,395
Net income attributable to noncontrolling interests	(2,218)	(379)	(1,138)	(2,370)

Net income (loss) attributable to REX common shareholders	$8,841	$(2,052)	$(542)	$3,025

Weighted average shares outstanding – basic and diluted	6,143	6,319	6,221	6,318

Basic and diluted net income (loss) per share attributable to REX common shareholders	$1.44	$(0.32)	$(0.09)	$0.48

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Nine Months Ended October 31, 2020 and 2019

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2020	29,853	$299	23,655	$(340,591)	$149,044	$577,602	$51,385	$437,739

Net income						8,841	2,218	11,059

Treasury stock acquired			197	(13,328)				(13,328)

Noncontrolling interests distribution and other							(124)	(124)

Capital contributions							63	63

Stock based compensation expense	-	-	-	9	33	-	-	42

Balance at October 31, 2020	29,853	$299	23,852	$(353,910)	$149,077	$586,443	$53,542	$435,451

Balance at January 31, 2020	29,853	$299	23,561	$(335,066)	$148,789	$586,985	$52,599	$453,606

Net (loss) income						(542)	1,138	596

Treasury stock acquired			306	(18,918)				(18,918)

Noncontrolling interests distribution and other							(283)	(283)

Capital contributions							88	88

Issuance of equity awards and stock based compensation expense	-	-	(15)	74	288	-	-	362

Balance at October 31, 2020	29,853	$299	23,852	$(353,910)	$149,077	$586,443	$53,542	$435,451

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

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interests	$596	$5,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,697	17,682
Amortization of operating lease right-of-use assets	3,982	4,648
Income from equity method investments	(168)	(350)
Dividends received from equity method investee	2,506	1,003
Interest income from investments	(200)	(25)
Deferred income tax	(5,431)	(9,828)
Stock based compensation expense	122	215
Gain on sale of property and equipment – net	(58)	-
Changes in assets and liabilities:
Accounts receivable	473	(5,013)
Inventories	14,018	(12,561)
Refundable income taxes	82	473
Other assets	(517)	(583)
Accounts payable, trade	(4,302)	5,618
Other liabilities	(5,301)	(9,010)
Net cash provided by (used in) operating activities	21,499	(2,336)
Cash flows from investing activities:
Capital expenditures	(6,610)	(2,643)
Purchase of short-term investments	(68,225)	-
Sale of short-term investments	65,282	15,000
Other	(474)	369
Net cash (used in) provided by investing activities	(10,027)	12,726
Cash flows from financing activities:
Treasury stock acquired	(18,089)	-
Payments to noncontrolling interests holders	(283)	(2,598)
Capital contributions from minority investor	88	258
Net cash used in financing activities	(18,284)	(2,340)

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,812)	8,050
Cash, cash equivalents and restricted cash, beginning of period	180,771	188,812
Cash, cash equivalents and restricted cash, end of period	$173,959	$196,862

Non cash investing activities – Accrued capital expenditures	$198	$272
Non cash financing activities – Stock awards accrued	$-	$99
Non cash financing activities – Stock awards issued	$240	$487
Initial right-of-use assets and liabilities recorded upon adoption of ASC 842	$-	$20,918
Right-of-use assets acquired and liabilities incurred upon lease execution	$1,863	$432
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$173,075	$196,339
Restricted cash	884	523
Total cash, cash equivalents and restricted cash	$173,959	$196,862

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2020

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

The Company uses derivative financial instruments (exchange-traded futures contracts and swaps) to manage a portion of the risk associated with changes in commodity prices, primarily related to ethanol, corn and distillers grains. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations in which these hedging activities can themselves result in losses. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting.

Income Taxes

The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2020 and 2019.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $0.5 million and received refunds of income taxes of approximately $0.7 million during the nine months ended October 31, 2020. The Company paid no income taxes nor received refunds of income taxes during the nine months ended October 31, 2019.

As of October 31, 2020, and January 31, 2020, total unrecognized tax benefits were approximately $7,298,000 and $7,353,000, respectively. Accrued penalties and interest were insignificant at October 31, 2020 and January 31, 2020, If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $7.3 million at October 31, 2020. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. There was no inventory write-down at October 31, 2020. The Company recorded approximately $1.3 million of inventory write-downs in cost of sales at January 31, 2020. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2020	January 31, 2020

Ethanol and other finished goods	$7,013	$10,864
Work in process	3,010	3,258
Grain and other raw materials	11,593	21,512
Total	$21,616	$35,634

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company concluded that the impact of the COVID-19 pandemic and other factors are an indicator that impairment may exist related to certain of its long-lived assets. As a result, the Company performed an impairment analysis and determined that there was no impairment. Although it is not possible to reliably estimate the duration of the pandemic and its financial impact, a prolonged significant downturn in the economy could negatively impact the Company’s results of operations and significantly reduce its expectation for future sales, profits and cash flows. Such a reduction in expected future performance could result in the impairment of long-lived assets in subsequent periods. There were no impairment charges in the first nine months of fiscal years 2020 or 2019.

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

Note 4. Leases

At October 31, 2020, the Company has lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Operating lease expense	$1,545	$1,557	$4,779	$4,867
Variable lease expense	79	139	417	491
Total lease expense	$1,624	$1,696	$5,196	$5,358

The following table is a summary of future minimum rentals on such leases at October 31, 2020 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2021	$1,516
2022	5,397
2023	3,690
2024	2,524
2025	1,648
Thereafter	49
Total	14,824
Less: present value discount	1,171
Operating lease liabilities	$13,653

At October 31, 2020, the weighted average remaining lease term is 3.1 years and the weighted average discount rate is 5.27% for the above leases.

The following table is a summary of future minimum rentals on such leases at January 31, 2020 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2021	$5,668
2022	4,958
2023	3,251
2024	2,085
2025	1,228
Thereafter	29
Total	17,219
Less: present value discount	1,596
Operating lease liabilities	$15,623

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2020 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts (2)	-	351	-	351
Total assets	$-	$351	$354	$705

Commodity futures and swaps liability (3)	$-	$378	$-	$378

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2020 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$341	$341
Commodity futures and swaps (2)	-	352	-	352
Total assets	$-	$352	$341	$693

Forward purchase contract liability (3)	$-	$230	$-	$230

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The forward purchase contract asset and the commodity futures and swaps asset are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

(3) The forward purchase contract liability and the commodity futures and swaps liability are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at October 31, 2020 or January 31, 2020.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2020	January 31, 2020

Land and improvements	$26,244	$21,957
Buildings and improvements	23,643	23,643
Machinery, equipment and fixtures	302,367	300,972
Construction in progress	746	193
	353,000	346,765
Less: accumulated depreciation	(198,599)	(183,438)
Total	$154,401	$163,327

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2020	January 31, 2020

Accrued payroll and related items	$555	$1,152
Accrued utility charges	1,650	2,398
Accrued transportation related items	1,560	1,500
Accrued real estate taxes	1,348	1,755
Commodity futures	378	-
Forward purchase contracts	-	230
Accrued income taxes	43	68
Other	515	661
Total	$6,049	$7,764

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	October 31, 2020	January 31, 2020	October 31, 2020	January 31, 2020

Commodity futures and swaps (1)	$-	$352	$378	$-
Forward purchase contracts (2)	351	-	-	230
Total	$351	$352	$378	$230

(1) Commodity futures and swaps assets are included in prepaid expenses and other current assets. These contracts are short/sell positions for approximately 3.7 million bushels of corn and long/buy positions for approximately 2.2 million bushels of corn at January 31, 2020. Commodity futures and swaps liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 4.6 million bushels of corn, long/buy positions for approximately 4.8 million bushels of corn and short/sell positions for approximately 4.2 million gallons of ethanol at October 31, 2020.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts are for purchases of approximately 5.4 million bushels of corn at October 31, 2020. Forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 1.6 million bushels of corn at January 31, 2020.

As of October 31, 2020, and January 31, 2020, all the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of October 31, 2020, and January 31, 2020, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $884,000 and approximately $1,113,000 to secure the Company’s derivative position at October 31, 2020 and January 31, 2020, respectively.

See Note 5 which contains fair value information related to derivative financial instruments.

(Losses) gains on derivative financial instruments of approximately $(26,000) and approximately $248,000 for the third quarters of fiscal years 2020 and 2019, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations. (Losses) gains on derivative financial instruments of approximately $(1,785,000) and approximately $1,478,000 for the first nine months of fiscal years 2020 and 2019, respectively, were included in cost of sales on the Consolidated Condensed Statements of Operations.

Losses on derivative financial instruments of approximately $777,000 and $1,076,000 for the third quarter and first nine months, respectively, of fiscal year 2020 were included in net sales and revenue on the Consolidated Condensed Statements of Operations.

Note 9. Investments

The following table summarizes the Company’s equity method investment at October 31, 2020 and January 31, 2020 (dollars in thousands):

	Ownership	Carrying Amount
Entity	Percentage	October 31, 2020	January 31, 2020

Big River	10.3%	$30,126	$32,464

Undistributed earnings of the Company’s equity method investee totaled approximately $10.1 million and approximately $12.4 million at October 31, 2020 and January 31, 2020, respectively. The Company received dividends from its equity method investee of approximately $2.5 million and approximately $1.0 million during the first nine months of fiscal years 2020 and 2019, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Net sales and revenue	$209,397	$220,387	$537,155	$598,187
Gross profit	$15,419	$10,269	$13,041	$18,864
Income (loss) from continuing operations	$11,167	$(149)	$1,627	$3,397
Net income (loss)	$11,167	$(149)	$1,627	$3,397

At October 31, 2020, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $29,216,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.2%. Unrealized gains or losses were insignificant.

At January 31, 2020, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $26,073,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 1.8%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, with no adjustments for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At October 31, 2020, 473,830 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At October 31, 2020 and January 31, 2020, unrecognized compensation cost related to nonvested restricted stock was approximately $272,000 and $220,000, respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Nine Months Ended October 31, 2020

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2020	28,576	$2,193	2
Granted	6,158	416
Forfeited	-	-
Vested	15,029	1,211

Non-Vested at October 31, 2020	19,705	$1,398	2

	Nine Months Ended October 31, 2019

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2019	38,036	$2,935	2
Granted	9,442	662
Forfeited	-	-
Vested	18,902	1,404

Non-Vested at October 31, 2019	28,576	$2,193	2

The above tables include 14,777 and 24,219 non-vested shares at October 31, 2020 and 2019, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 11. Income Taxes

The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2020 and 2019.

The Company’s income tax provision was approximately 26.8% and was a benefit of approximately 65.9% for the three months ended October 31, 2020 and 2019, respectively. The Company’s income tax benefit was approximately 112.7% and approximately 234.7% for the nine months ended October 31, 2020 and 2019, respectively. The fluctuation in the rate results primarily from the production tax credits the Company expects to receive associated with its refined coal segment relative to consolidated pre-tax income or loss. Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. The Company’s income tax provision for the third quarter of fiscal year 2020 includes approximately $1.8 million related to reversing previously recognized tax benefits associated with the lengthening of a net operating loss carryback allowed by the CARES Act as the Company no longer has a year to date estimated taxable loss.

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

	Nine Months Ended October 31,
	2020	2019

Unrecognized tax benefits, beginning of period	$7,370	$9,232
Changes for prior years’ tax positions	(57)	(77)
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$7,313	$9,155

Note 12. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

As of October 31, 2020, One Earth and NuGen have combined forward purchase contracts for approximately 6.2 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 1,391,000 MmBtu (Million British Thermal Units) of natural gas.

As of October 31, 2020, One Earth and NuGen have combined sales commitments for approximately 37.6 million gallons of ethanol, approximately 109,000 tons of distillers grains and approximately 32.6 million pounds of non-food grade corn oil.

As of October 31, 2020, the refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $0.5 million and approximately $0.9 million in the third quarter of fiscal years 2020 and 2019, respectively. Such fees totaled approximately $1.9 million and approximately $3.6 million for the nine months ended October 31, 2020 and 2019, respectively.

Note 13. Related-Party Transactions

During the third quarters of fiscal years 2020 and 2019, the Company purchased approximately $16.9 million and approximately $58.5 million, respectively, of corn and other supplies from minority equity investors and board members of One Earth and NuGen. Such purchases totaled approximately $34.0 million and approximately $148.7 million for the nine months ended October 31, 2020 and 2019, respectively. The Company had amounts payable to related parties of approximately $0.8 million and approximately $0.7 million at October 31, 2020 and January 31, 2020, respectively.

During the third quarters of fiscal years 2020 and 2019, the Company reduced commission expense by approximately $15,000 and approximately $242,000, respectively, payable to the minority investor in the refined coal entity. During the first nine months of fiscal years 2020 and 2019, the Company reduced commission expense by approximately $160,000 and approximately $577,000, respectively. The commission expense is associated with the refined coal acquisition. The Company had accrued liabilities related to the commission expense of approximately $0.2 million and approximately $0.5 million at October 31, 2020 and January 31, 2020, respectively.

Note 14. Segment Reporting

The Company has two reportable segments: i) ethanol and by-products; and ii) refined coal. The Company evaluates the performance of each reportable segment based on segment profit. The following tables summarize segment and other results and assets (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net sales and revenue:
Ethanol and by-products	$124,217	$86,603	$246,694	$296,826
Refined coal [1]	34	68	134	288
Total net sales and revenue	$124,251	$86,671	$246,828	$297,114

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$18,929	$28	$11,259	$12,312
Refined coal	(1,250)	(1,786)	(4,241)	(6,420)
Total gross profit (loss)	$17,679	$(1,758)	$7,018	$5,892

Income (loss) before income taxes:
Ethanol and by-products	$17,007	$(2,822)	$1,397	$3,491
Refined coal	(1,270)	(1,648)	(4,235)	(6,351)
Corporate and other	(626)	(434)	(1,873)	(1,146)
Total income (loss) before income taxes	$15,111	$(4,904)	$(4,711)	$(4,006)

(Provision) benefit for income taxes:
Ethanol and by-products	$(5,071)	$945	$(17)	$(160)
Refined coal	985	2,181	4,863	9,282
Corporate and other	34	105	461	279
Total (provision) benefit for income taxes	$(4,052)	$3,231	$5,307	$9,401

Segment profit (loss) (net of noncontrolling interests):
Ethanol and by-products	$9,660	$(2,330)	$49	$684
Refined coal	(227)	607	821	3,209
Corporate and other	(592)	(329)	(1,412)	(868)
Net income (loss) attributable to REX common shareholders	$8,841	$(2,052)	$(542)	$3,025

Assets:	October 31, 2020	January 31, 2020

Ethanol and by-products	$400,180	$408,746
Refined coal	3,605	6,101
Corporate and other	71,376	85,655
Total assets	$475,161	$500,502
22

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Sales of products, ethanol and by-products segment:	2020	2019	2020	2019
Ethanol	$98,850	$66,149	$191,971	$226,986
Dried distillers grains	20,916	16,627	45,314	51,188
Non-food grade corn oil	4,661	3,099	9,162	12,681
Modified distillers grains	562	702	1,228	5,846
Derivative financial instruments losses	(777)	-	(1,075)	-
Other	5	26	94	125
Total	$124,217	$86,603	$246,694	$296,826

Sales of products, refined coal segment:
Refined coal	$34	$68	$134	$288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At October 31, 2020, investments in our ethanol business include equity investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	119.5 M	75.3%	90.0 M
NuGen Energy, LLC	95.9 M	99.5%	95.4 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	103.1 M	10.3%	10.6 M
Big River Resources Galva, LLC	113.7 M	10.3%	11.7 M
Big River United Energy, LLC	117.9 M	5.7%	6.7 M
Big River Resources Boyceville, LLC	55.2 M	10.3%	5.7 M
Total	605.3 M		220.1 M

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and corn oil sale contracts and commodity futures and swap agreements, as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future and swap contracts, in conjunction with certain of our grain procurement activities.

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

Critical Accounting Policies and Estimates

During the three months ended October 31, 2020, we did not change any of our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2020.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2020” means the period February 1, 2020 to January 31, 2021.

Results of Operations

Trends and Uncertainties

During fiscal years 2020 and 2019, operating results in our ethanol and by-products segment have been, at times adversely affected by a weak margin environment highlighted by higher costs for corn, lower availability of local corn, lower oil prices resulting from an oversupply of oil, the EPA granting small refiner waivers, and in the first quarter of fiscal year 2020, the outbreak of a new strain of the coronavirus “COVID-19”.

Weather conditions delayed, and in some cases prevented the planting of corn in much of the United States during 2019. Weather also contributed to intermittent logistical delays during fiscal year 2019. Throughout most of fiscal year 2019 and the first six months of fiscal year 2020, we struggled to obtain adequate supplies of corn at our NuGen facility, on a consistent basis, at acceptable price levels. Consequently, we were not able to profitably operate our NuGen ethanol plant at production levels near our historical averages.

During the early months of 2020, COVID-19 spread into the United States and other countries. In an effort to contain the spread of this virus, there have been various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working, travel restrictions and the quarantining of people who may have been exposed to the virus. This led to reduced demand for gasoline and ethanol, and consequently, historically low ethanol pricing. As a result, we idled our NuGen and One Earth ethanol plants in late March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in late May of 2020 and at NuGen in late June of 2020. In addition, actions by the Federal Reserve, related to the COVID-19 outbreak, have reduced interest rates. Given the amount of cash and short-term investments we have, this will significantly reduce our interest income in future periods, depending on the length of time interest rates remain at these levels. The impacts of the COVID-19 outbreak on our business operations, including the duration and impact on ethanol demand, cannot be reasonably estimated at this time, although a future prolonged production stoppage at our plants would have a further material adverse impact on our results of operations, financial condition and cash flows in fiscal year 2020.

Congress passed the CARES Act in March 2020, which provided the United States department of Agriculture (“USDA”) with additional funding for the “Commodity Credit Corporation (“CCC”). The USDA is using this additional funding to provide direct payments to farmers, including corn farmers that we purchase corn from. Such direct payments to farmers could cause them to delay marketing decisions. Consequently, this could reduce the supply of corn and result in a price increase for what we pay for corn. In addition, China has been purchasing large quantities of corn, which could lead to sustained higher prices for corn.

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and was to remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. On December 19, 2019, the EPA announced the final 2020 renewable volume obligation for conventional ethanol, which met the 15.0 billion gallons congressional target. The EPA has missed its deadline and has not yet released a draft renewable volume obligation rule for the 2021 volumes. On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from RFS II due to the drop in demand caused by COVID-19 travel restrictions. On October 21, 2020, 15 Senators sent a letter to the EPA requesting a general waiver from RFS II to reduce the 2021 renewable volume obligation, citing the reduced demand for fuels due to COVID-19. It is unclear when the renewable volume obligation for 2021 will be released.

Under the Renewable Fuel Standard “RFS”, the EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The EPA can waive the obligation for individual small refineries that are experiencing “disproportionate economic hardship” due to compliance with the RFS. Until recent years, the EPA approved relatively few such waivers. The EPA approved 31 small refiner waivers related to their 2018 Renewable Fuel Standard compliance obligations, which was estimated to effectively reduce the obligation for ethanol in 2018 by 1.4 billion gallons. The EPA previously granted waivers for 2016 and 2017 totaling approximately 2.6 billion gallons. These actions affect current year demand as obligated parties such as refiners can use the waivers granted by the EPA to help them meet their obligations in different years. There continues to be uncertainty regarding how the EPA will administer the small refiner waivers. We believe the waivers have resulted in reduced domestic ethanol demand.

Throughout fiscal year 2019 and during the first nine months of fiscal year 2020, operating results in our refined coal segment have been adversely affected by lower utility plant demand from our only customer. Projections, provided by the utility plant, for the next twelve months indicate this trend may continue and may be further impacted by the COVID-19 pandemic. While this leads to lower pre-tax losses from this segment, it also leads to lower tax benefits from Section 45 credits being recognized. Ultimately, this results in lower amounts of segment profit.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

For a detailed analysis of period to period changes, see the segment discussion that follows this section as that discussion reflects how management views and monitors our business.

Comparison of Three and Nine Months Ended October 31, 2020 and 2019

Net sales and revenue in the quarter ended October 31, 2020 were approximately $124.3 million compared to approximately $86.7 million in the prior year’s third quarter, representing an increase of approximately $37.6 million, which was primarily caused by higher sales in our ethanol and by-products segment. A poor 2019 harvest caused by weather conditions in that area, prevented us from profitably operating our NuGen ethanol plant at or near historical production levels during the third quarter of fiscal year 2019. Net sales and revenue in the first nine months of fiscal year 2020 were approximately $246.8 million compared to approximately $297.1 million in the first nine months of fiscal year 2019, representing a decrease of approximately $50.3 million, which was primarily caused by lower sales in our ethanol and by-products segment of approximately $50.1 million during fiscal year 2020. The decline in ethanol and by-products segment net sales and revenue reflects significantly lower production volumes during the first half of fiscal year 2020. This relates primarily to diminished local availability of corn, the effects of the COVID-19 outbreak on ethanol demand and lower ethanol pricing which resulted in the idling of the NuGen and One Earth ethanol plants in March of 2020. We resumed production operations at One Earth in late May of 2020 and at NuGen in late June of 2020.

Gross profit for the third quarter of fiscal year 2020 was approximately $17.7 million, compared to gross loss of approximately $1.8 million for the third quarter of fiscal year 2019. Gross profit for the third quarter of fiscal year 2020 increased by approximately $19.4 million compared to the prior year third quarter as a result of operations in the ethanol and by-products segment. Gross loss in the refined coal segment was $1.3 million in the third quarter of fiscal year 2020 compared to a $1.8 million gross loss in the third quarter of fiscal year 2019. Gross profit for the first nine months of fiscal year 2020 was approximately $7.0 million compared to approximately $5.9 million for the first nine months of fiscal year 2019. Gross profit for the first nine months of fiscal year 2020 decreased by approximately $1.1 million compared to the first nine months of fiscal year 2019 as a result of operations in the ethanol and by-products segment and increased by approximately $2.2 million as a result of operations in the refined coal segment.

SG&A expenses were approximately $4.3 million for the third quarter of fiscal year 2020, consistent with approximately $4.1 million of expenses for the third quarter of fiscal year 2019. SG&A expenses were approximately $13.3 million for the first nine months of fiscal year 2020, consistent with approximately $13.6 million for the first nine months of fiscal year 2019.

During the third quarter of fiscal year 2020, we recognized income of approximately $1,152,000 compared to a loss of approximately $15,000 for the third quarter of fiscal year 2019, from our equity investment in Big River, which is included in our ethanol and by-products segment results. We recognized income of approximately $168,000 for the first nine months of fiscal year 2020 compared to approximately $350,000 for the first nine months of fiscal year 2019. Big River has interests in four ethanol production plants that shipped approximately 390 million gallons in the trailing twelve months ended October 31, 2020 and has an effective ownership of ethanol gallons shipped for the same period of approximately 337 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.5 million for the third quarter of fiscal year 2020 compared to approximately $1.0 million for the third quarter of fiscal year 2019. Interest and other income was approximately $1.4 million for the first nine months of fiscal year 2020 compared to approximately $3.4 million for the first nine months of fiscal year 2019. Interest income has decreased as yields on our excess cash decreased compared to fiscal year 2019 and our excess cash investment balances decreased compared to fiscal year 2019.

As a result of the foregoing, income before income taxes was approximately $15.1 million for the third quarter of fiscal year 2020 compared to a loss of approximately $4.9 million for the third quarter of fiscal year 2019. Loss before income taxes was approximately $4.7 million for the first nine months of fiscal year 2020 compared to a loss of approximately $4.0 million for the first nine months of fiscal year 2019.

We determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2020 and 2019. Our tax provision was approximately 26.8% for the three months ended October 31, 2020 and our tax benefit was approximately 65.9% for the three months ended October 31, 2019. Our tax benefit was approximately 112.7% and approximately 234.7% for the first nine months of fiscal years 2020 and 2019, respectively. The fluctuation in the rate results primarily from the production tax credits we expect to receive associated with our refined coal segment relative to pre-tax income or loss. Our income tax provision for the third quarter of fiscal year 2020 includes approximately $1.8 million related to reversing previously recognized tax benefits associated with the lengthening of a net operating loss carryback allowed by the CARES Act as we no longer have a year to date estimated taxable loss.

As a result of the foregoing, net income was approximately $11.1 million for the third quarter of fiscal year 2020 compared to net loss of approximately $1.7 million for the third quarter of fiscal year 2019. Net income was approximately $0.6 million for the first nine months of fiscal year 2020 compared to approximately $5.4 million for the first nine months of fiscal year 2019.

Income related to noncontrolling interests was approximately $2.2 million and approximately $0.4 million during the third quarters of fiscal years 2020 and 2019, respectively, and was approximately $1.1 million and approximately $2.4 million during the first nine months of fiscal years 2020 and 2019, respectively. These amounts represent the other owners’ share of the income or loss of NuGen, One Earth and the refined coal entity.

As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2020 was approximately $8.8 million, an increase of approximately $10.9 million from net loss attributable to REX common shareholders of approximately $2.1 million for the third quarter of fiscal year 2019. Net loss attributable to REX common shareholders for the first nine months of fiscal year 2020 was approximately $0.5 million, a decrease of approximately $3.6 million from net income attributable to REX common shareholders of approximately $3.0 million for the first nine months of fiscal year 2019.

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

The following sections discuss the results of operations for each of our business segments and corporate and other. Amounts in the corporate and other category include activities that are not separately reportable or related to a segment. The following tables summarizes segment and other results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net sales and revenue:
Ethanol and by-products	$124,217	$86,603	$246,694	$296,826
Refined coal [1]	34	68	134	288
Total net sales and revenue	$124,251	$86,671	$246,828	$297,114

[1]	We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$18,929	$28	$11,259	$12,312
Refined coal	(1,250)	(1,786)	(4,241)	(6,420)
Total gross profit (loss)	$17,679	$(1,758)	$7,018	$5,892

Income (loss) before income taxes:
Ethanol and by-products	$17,007	$(2,822)	$1,397	$3,491
Refined coal	(1,270)	(1,648)	(4,235)	(6,351)
Corporate and other	(626)	(434)	(1,873)	(1,146)
Total income (loss) before income taxes	$15,111	$(4,904)	$(4,711)	$(4,006)

(Provision) benefit for income taxes:
Ethanol and by-products	$(5,071)	$945	$(17)	$(160)
Refined coal	985	2,181	4,863	9,282
Corporate and other	34	105	461	279
Total (provision) benefit for income taxes	$(4,052)	$3,231	$5,307	$9,401

Segment profit (loss) (net of noncontrolling interests):
Ethanol and by-products	$9,660	$(2,330)	$49	$684
Refined coal	(227)	607	821	3,209
Corporate and other	(592)	(329)	(1,412)	(868)
Net income (loss) attributable to REX common shareholders	$8,841	$(2,052)	$(542)	$3,025
30

Ethanol and by-Products

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses. The following table summarizes net sales and revenue from One Earth and NuGen by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Sales of products, ethanol and by-products segment:	2020	2019	2020	2019
Ethanol	$98,850	$66,149	$191,971	$226,986
Dried distillers grains	20,916	16,627	45,314	51,188
Non-food grade corn oil	4,661	3,099	9,162	12,681
Modified distillers grains	562	702	1,228	5,846
Derivative financial instruments losses	(777)	-	(1,075)	-
Other	5	26	94	125
Total	$124,217	$86,603	$246,694	$296,826

The following table summarizes selected operating data from One Earth and NuGen:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

Average selling price per gallon of ethanol	$1.31	$1.39	$1.28	$1.34
Gallons of ethanol sold (in millions)	74.6	47.6	149.4	169.4
Average selling price per ton of dried distillers grains	$129.38	$134.57	$136.49	$137.48
Tons of dried distillers grains sold	161,666	123,557	331,990	372,327
Average selling price per pound of non-food grade corn oil	$0.24	$0.26	$0.25	$0.25
Pounds of non-food grade corn oil sold (in millions)	19.0	11.9	37.2	49.8
Average selling price per ton of modified distillers grains	$56.68	$56.56	$52.44	$59.67
Tons of modified distillers grains sold	9,924	12,420	23,431	97,975
Average cost per bushel of grain	$3.28	$4.15	$3.57	$3.79
Average cost of natural gas (per MmBtu)	$2.09	$2.51	$2.87	$2.98

Ethanol sales increased from approximately $66.1 million in the third quarter of fiscal year 2019 to approximately $98.9 million in the third quarter of fiscal year 2020, primarily as a result of a 57% increase in gallons sold compared to the third quarter of fiscal year 2019. Dried distillers grains sales increased from approximately $16.6 million in the third quarter of fiscal year 2019 to approximately $20.9 million in the third quarter of fiscal year 2020, primarily as a result of a 31% increase in tons sold compared to the third quarter of fiscal year 2019. Non-food grade corn oil sales increased from approximately $3.1 million in the third quarter of fiscal year 2019 to approximately $4.7 million in the third quarter of fiscal year 2020. The increase was primarily a result of a 60% increase in pounds sold compared to the third quarter of fiscal year 2019. Modified distillers grains sales were approximately $0.7 million in the third quarter of fiscal year 2019 compared to approximately $0.6 million in the third quarter of fiscal year 2020. The decrease was primarily a result of a 20% decrease in tons sold compared to the third quarter of fiscal year 2019.

Losses on derivative financial instruments were approximately $0.8 million during the third quarter of fiscal year 2020 and were insignificant during the third quarter of fiscal year 2019. The above noted volume increases were primarily a result of diminished local supplies of corn from a poor 2019 harvest caused by weather conditions in that area, which prevented us from operating our NuGen ethanol plant at or near historical production levels during the third quarter of fiscal year 2019.

Ethanol sales decreased from approximately $227.0 million in the first nine months of fiscal year 2019 to approximately $192.0 million in the first nine months of fiscal year 2020, primarily a result of a decrease of 20.0 million gallons sold. Dried distillers grains sales decreased from approximately $51.2 million in the first nine months of fiscal year 2019 to approximately $45.3 million in the first nine months of fiscal year 2020, primarily a result of a 11% decrease in tons sold compared to the first nine months of fiscal year 2019. Non-food grade corn oil sales decreased from approximately $12.7 million in the first nine months of fiscal year 2019 to approximately $9.2 million in the first nine months of fiscal year 2020, primarily a result of a 25% decrease in pounds sold. Modified distillers grains sales decreased from approximately $5.8 million in the first nine months of fiscal year 2019 to approximately $1.2 million in the first nine months of fiscal year 2020, primarily a result of an 76% decrease in tons sold compared to the first nine months of fiscal year 2019. Losses on derivative financial instruments were approximately $1.1 million during the first nine months of fiscal year 2020 and were insignificant during the first nine months of fiscal year 2019. The volume decreases for the nine months ended October 31, 2020 were primarily a result of the impact of the COVID-19 outbreak on ethanol demand, lower ethanol pricing, an oversupply of oil and diminished local supplies of corn from a poor 2019 harvest caused by localized weather conditions. These factors resulted in idling both of our consolidated ethanol plants in March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in May of 2020 and at the NuGen ethanol plant in June of 2020.

Gross profit for the third quarter of fiscal year 2020 was approximately $18.9 million compared to approximately $28,000 of gross profit for the third quarter of fiscal year 2019. The crush spread for the third quarter of fiscal year 2020 was approximately $0.19 per gallon of ethanol sold compared to approximately $(0.04) per gallon of ethanol sold during the third quarter of fiscal year 2019. In addition, there were weather related logistical delays and diminished local availability of corn which negatively impacted production levels at NuGen during the third quarter of fiscal year 2019.

Corn accounted for approximately 79% ($83.4 million) of our cost of sales during the third quarter of fiscal year 2020 compared to approximately 78% ($67.7 million) during the third quarter of fiscal year 2019. Natural gas accounted for approximately 4% ($4.0 million) of our cost of sales during the third quarter of fiscal year 2020 compared to approximately 4% ($3.2 million) during the third quarter of fiscal year 2019. Both the corn and natural gas dollar increases were primarily attributable to the higher production levels incurred in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019 levels.

Gross profit for the first nine months of fiscal year 2020 was approximately $11.3 million, which was approximately $1.1 million lower compared to approximately $12.3 million of gross profit for the first nine months of fiscal year 2019. The crush spread for the first nine months of fiscal year 2020 was approximately $0.05 per gallon of ethanol sold compared to the first nine months of fiscal year 2019 which was approximately $0.03 per gallon of ethanol sold. Both of our consolidated ethanol plants were idled for portions of the first nine months of fiscal year 2020. Consequently, lower production and resulting sales volumes reduced gross profit for the first nine months of fiscal year 2020.

Grain accounted for approximately 76% ($178.3 million) of our cost of sales during the first nine months of fiscal year 2020 compared to approximately 78% ($221.3 million) during the first nine months of fiscal year 2019. Natural gas accounted for approximately 5% ($11.3 million) of our cost of sales during the first nine months of fiscal year 2020 compared to approximately 5% ($13.5 million) during the first nine months of fiscal year 2019. Both the grain and natural gas dollar decreases were primarily attributable to the lower production levels incurred in the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019 levels.

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

SG&A expenses for the third quarter of fiscal year 2020 were approximately $3.5 million, consistent with the third quarter of fiscal year 2019 amount of approximately $3.6 million. SG&A expenses were approximately $11.1 million for the first nine months of fiscal year 2020, consistent with the first nine months of fiscal year 2019 amount of $11.6 million.

During the third quarter of fiscal year 2020 we recognized income of approximately $1,152,000 compared to a loss of approximately $15,000 for the third quarter of fiscal year 2019, from our equity investment in Big River. We recognized income of approximately $168,000 during the first nine months of fiscal year 2020 compared to approximately $350,000 during the first nine months of fiscal year 2019. Big River’s results for the nine months ended October 31, 2020 were negatively impacted by the COVID-19 outbreak. Big River has interests in four ethanol production plants that shipped approximately 390 million gallons in the trailing twelve months ended October 31, 2020 and has an effective ownership of ethanol gallons shipped for the same period of approximately 337 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $0.5 million for the third quarter of fiscal year 2020 compared to approximately $0.7 million for the third quarter of fiscal year 2019. Interest and other income was approximately $1.1 million for the first nine months of fiscal year 2020 compared to approximately $2.4 million for the first nine months of fiscal year 2019. Interest income has decreased as yields on our excess cash decreased compared to fiscal year 2019 and our excess cash investment balances decreased compared to fiscal year 2019.

The provision for income taxes was approximately $5.1 million in the third quarter of fiscal year 2020 compared to a benefit of approximately $0.9 million in the third quarter of fiscal year 2019. The provision for income taxes was approximately $17,000 in the first nine months of fiscal year 2020 compared to approximately $160,000 in the first nine months of fiscal year 2019. The fluctuation in segment income tax benefit or provision is primarily related to the fluctuation in pre-tax income or loss.

Income related to noncontrolling interests was approximately $2.3 million and approximately $0.5 million during the third quarters of fiscal years 2020 and 2019, respectively. Income related to noncontrolling interests was approximately $1.3 million and approximately $2.6 million during the first nine months of fiscal years 2020 and 2019, respectively. These amounts represent the other owners’ share of the income or loss of NuGen and One Earth.

Segment profit for the third quarter of fiscal year 2020 was approximately $9.7 million, which was an increase of approximately $12.0 million compared to the prior year third quarter segment loss of approximately $2.3 million. Segment profit for the first nine months of fiscal year 2020 was approximately $49,000, which was approximately $635,000 lower compared to the first nine months of fiscal year 2019 segment profit of approximately $684,000.

Refined Coal

The refined coal segment includes the consolidated financial results of our refined coal entity and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017. The following table summarizes sales from refined coal operations by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Sales of products, refined coal segment:	2020	2019	2020	2019

Refined coal [1]	$34	$68	$134	$288

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Refined coal sales were approximately $34,000 and approximately $68,000 in the third quarters of fiscal years 2020 and 2019, respectively. Refined coal sales were approximately $134,000 and approximately $288,000 in the first nine months of fiscal years 2020 and 2019, respectively. During fiscal year 2020, operating results have been adversely affected by lower utility plant demand (our only customer). Refined coal sales vary depending on fluctuations in demand from the site host utility, which generally changes based upon weather conditions in the geographic markets the utility serves and competing energy prices and supplies and the state of the economy. Based upon current year operations and projections from the site host utility, we expect varying and intermittent demand for refined coal in future periods compared to historical results.

Gross loss was approximately $1.3 million and approximately $1.8 million in the third quarters of fiscal years 2020 and 2019, respectively. Gross loss was approximately $4.2 million and approximately $6.4 million in the first nine months of fiscal years 2020 and 2019, respectively. We expect future period gross losses to vary like the sales fluctuations described above. Based upon the agreements in place that govern the operation, sales and purchasing activities of the refined coal plant, we expect the refined coal operation to continue operating at a gross loss. We expect that the ongoing losses will be subsidized by federal production income tax credits.

SG&A expenses were insignificant during the third quarters and first nine months of fiscal years 2020 and 2019. We expect future period expenses to also be insignificant.

Loss related to noncontrolling interests was approximately $0.1 million for each of the third quarters of fiscal years 2020 and 2019. Loss related to noncontrolling interests was approximately $0.2 million and approximately $0.3 million in the first nine months of fiscal years 2020 and 2019, respectively. This amount represents the other owner’s share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $1.0 million and approximately $2.2 million in the third quarters of fiscal years 2020 and 2019, respectively. The benefit for income taxes was approximately $4.9 million and approximately $9.3 million in the first nine months of fiscal years 2020 and 2019, respectively. The refined coal segment tax benefit is comprised of an estimated statutory benefit of its pre-tax losses and an estimated benefit from the federal production tax credits we expect to earn from producing and selling refined coal. The amount of benefit we recognize during interim periods will fluctuate based on actual production and profitability levels.

As a result of the foregoing, including the benefit of federal production tax credits attributable to refined coal production and sales, segment loss for the third quarter of fiscal year 2020 was approximately $0.2 million compared to segment profit of approximately $0.6 million for the third quarter of fiscal year 2019. Segment profit was approximately $0.8 million and approximately $3.2 million for the first nine months of fiscal years 2020 and 2019, respectively.

Corporate and Other

SG&A expenses were approximately $0.7 million for both the third quarter of fiscal years 2020 and 2019. These expenses were approximately $2.2 million and approximately $2.1 million for the first nine months of fiscal years 2020 and 2019, respectively.

Interest and other income was approximately $0.1 million and approximately $0.3 million for the third quarters of fiscal years 2020 and 2019, respectively. Interest and other income was approximately $0.3 million and approximately $0.9 million for the first nine months of fiscal years 2020 and 2019, respectively. Interest income has decreased as yields on our excess cash decreased compared to fiscal year 2019 and our excess cash investment balances decreased compared to fiscal year 2019.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $21.5 million for the first nine months of fiscal year 2020, compared to cash used of approximately $2.3 million for the first nine months of fiscal year 2019. For the first nine months of fiscal year 2020, cash was provided by net income of approximately $0.6 million, adjusted for non-cash items of approximately $14.0 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $2.5 million during the first nine months of fiscal year 2020. A decrease in the balance of accounts receivable provided cash of approximately $0.5 million, which was primarily a result of the timing of customer shipments and payments. Inventories decreased by approximately $14.0 million, which was primarily a result of the timing of receipt of raw materials, shipments of finished goods and lower commodity prices. A decrease in the balance of accounts payable used cash of approximately $4.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $5.3 million, which was primarily a result of payments of operating leases and incentive compensation.

Net cash used in operating activities was approximately $2.3 million for the first nine months of fiscal year 2019. For the first nine months of fiscal year 2019, cash was provided by net income of approximately $5.4 million, adjusted for non-cash items of approximately $12.3 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $1.0 million during the first nine months of fiscal year 2019. An increase in the balance of accounts receivable used cash of approximately $5.0 million, which was primarily a result of amounts owed by One Earth’s sole corn provider until the end of the third quarter and the timing of customer payments and shipments. Beginning in the fourth quarter of fiscal year 2019, One Earth began sourcing its own corn and in conjunction with this change One Earth was owed approximately $6.7 million at the end of the third quarter from the previous corn originator. An increase in the balance of inventories used cash of approximately $12.6 million, which was primarily a result of the timing of receipt of raw materials, plant shutdowns and the shipment of finished goods. An increase in the balance of accounts payable provided cash of approximately $5.6 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $9.0 million, which was primarily a result of payments of operating leases and incentive compensation as well as lower accruals for utilities.

At October 31, 2020, working capital was approximately $226.3 million, compared to approximately $239.5 million at January 31, 2020. The ratio of current assets to current liabilities was 9.5 to 1 at October 31, 2020 and 8.6 to 1 at January 31, 2020.

Cash of approximately $10.0 million was used in investing activities for the first nine months of fiscal year 2020, compared to cash provided of approximately $12.7 million during the first nine months of fiscal year 2019. During the first nine months of fiscal year 2020, we had capital expenditures of approximately $6.6 million, primarily for the purchase of land at One Earth Energy. We expect our capital expenditures to be in the range of $3 million to $5 million for the remainder of fiscal year 2020. During the first nine months of fiscal year 2020, we purchased certificates of deposit (classified as short-term investments) of approximately $68.2 million. During the first nine months of fiscal year 2020, we sold certificates of deposit (classified as short-term investments) of approximately $65.3 million. The certificates of deposit, both purchased and sold, had maturities of less than one year. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $12.7 million was provided by investing activities for the first nine months of fiscal year 2019. During the first nine months of fiscal year 2019, we had capital expenditures of approximately $2.6 million. During the first nine months of fiscal year 2019, we sold United States treasury bills (classified as short-term investments) of approximately $15.0 million.

Cash of approximately $18.3 million was used in financing activities for the first nine months of fiscal year 2020, compared to approximately $2.3 million during the first nine months of fiscal year 2019. During the first nine months of fiscal year 2020, we used cash of approximately $18.1 million to purchase approximately 295,000 shares of our common stock in open market transactions.

Cash of approximately $2.3 million was used in financing activities for the first nine months of fiscal year 2019. During the first nine months of fiscal year 2019, we used cash of approximately $2.6 million to pay dividends to and to purchase shares from noncontrolling members. During the first nine months of fiscal year 2019, we received approximately $0.3 million in capital contributions from the minority investor in the refined coal entity.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 43,000 shares at October 31, 2020. We also plan to seek and evaluate investment opportunities including carbon sequestration, energy related, agricultural or other ventures we believe fit our investment criteria in addition to investing in highly liquid short-term securities.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and exchange traded commodity futures contracts. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on October 31, 2020 is as follows (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months (1)	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	290,000	Gallons	$37,912
Corn	104,000	Bushels	$36,285
Distillers Grains	666	Tons	$7,629
Non-food grade Corn Oil	71,000	Pounds	$1,018
Natural Gas	7,400	MmBtu	$1,396

(1)	Estimated volumes assume production at or near full capacity. Future period volumes will vary based upon market and plant conditions.

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

Item 1A. Risk Factors

During the quarter ended October 31, 2020, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2020	1,200	$61.82	1,200	239,985
September 1-30, 2020	120,030	64.70	120,030	119,955
October 1-31, 2020	76,943	71.32	76,943	43,012
Total	198,173	$67.26	198,173	43,012

(1)	On March 20, 2018, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At October 31, 2020, a total of 43,012 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements

104	The cover page from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in iXBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Zafar Rizvi (Zafar Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	December 4, 2020

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	December 4, 2020
41