Form 10-K
period 2021-01-31
REX AMERICAN RESOURCES Corp
filed 2021-04-12
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2021        COMMISSION FILE NO. 001-09097

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

At the close of business on July 31, 2020 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 722,957 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $373,238,332.

There were 5,992,002 shares of the registrant’s Common Stock outstanding as of April 9, 2021.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 16, 2021 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the effect of pandemics such as COVID-19 on the Company’s business operations, including impacts on supplies, demand, personnel and other factors, the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline and natural gas, logistical delays, our ethanol and refined coal plants operating efficiently and according to forecasts and projections, changes in the international, national or regional economies, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy, changes in foreign currency exchange rates and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A.

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

Corporate History and Background

REX was incorporated in Delaware in 1984 as a holding company. Our principal offices are located at 7720 Paragon Road, Dayton, Ohio 45459. Our telephone number is (937) 276-3931.

In 2006, we started investing in ethanol production facilities. We are currently invested in three ethanol production entities – One Earth Energy, LLC (“One Earth”), NuGen Energy, LLC (“NuGen”), and Big River Resources, LLC (“Big River”). We own a majority interest in One Earth and NuGen. We also own a majority interest in an entity that owns and operates a refined coal facility. We have two reportable segments: i) ethanol and by-products; and ii) refined coal.

General Overview

Net income attributable to REX common shareholders was approximately $3.0 million in fiscal year 2020 compared to approximately $7.4 million in fiscal year 2019. Both fiscal years 2020 and 2019 benefitted from reductions in our effective tax rate resulting from the impact of federal production tax credits associated with our refined coal operations and from the impact of research and experimentation credits associated with our ethanol and by-products operations. However, as refined coal production declined significantly in fiscal year 2020 compared to fiscal year 2019, the benefit of the related tax credits also declined.

Our fiscal year 2020 operations and commodity prices in general were significantly impacted by the coronavirus (“COVID-19”) pandemic. In an effort to contain the virus, there have been various and prolonged restrictions on travel, public gatherings and work from home orders throughout the world. This has resulted in reduced demand for gasoline and ethanol. Corn pricing was also impacted by this lower demand for ethanol and resulting reduced ethanol production, although China increased its imports of U.S. corn during the latter part of fiscal year 2020 causing corn prices to increase. In the early periods of the Covid-19 pandemic, CBOT ethanol pricing declined sharply to approximately $0.84 per gallon while CBOT corn pricing declined to a low of approximately $3.03 per bushel. These and other market factors led to the shutdown of our NuGen ethanol plant from late March 2020 to late June 2020 and the shutdown of our One Earth ethanol plant from late March 2020 to late May 2020. CBOT ethanol and corn prices were at their highest levels during fiscal year 2020 at the end of January 2021 as the ethanol price was approximately $1.64 per gallon and the corn price was approximately $5.47 per bushel.

The form and structure of our ethanol investments were tailored to the specific needs and goals of each project and the local farmer group or investor with whom we partnered. We generally participate in the management of our projects through our membership on the board of managers of the limited liability companies that own the plants. We provide management oversight and direction with respect to most aspects of plant operations for our consolidated ethanol companies. We have equity investments in three entities engaged in the production of ethanol as of January 31, 2021. The following table is a summary of our ethanol investments at January 31, 2021 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	118.6	75.4%	89.4
NuGen Energy, LLC	98.5	99.5%	98.0
Big River Resources, LLC:
Big River Resources W Burlington, LLC	101.0	10.3%	10.4
Big River Resources Galva, LLC	115.3	10.3%	11.9
Big River United Energy, LLC	116.1	5.7%	6.6
Big River Resources Boyceville, LLC	55.3	10.3%	5.7
Total	604.8		222.0

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and non-food grade corn oil sale contracts, and commodity futures and swap agreements, as management deems appropriate. We attempt to match quantities of these sales contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol prices. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future and swap contracts, in conjunction with certain of our grain procurement activities and commodity marketing activities.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, for approximately $12.0 million, the entire ownership interest of an entity that owns a refined coal facility. We began operating the refined coal facility immediately after the acquisition. We expect that the refined coal operating results will be subsidized by federal production tax credits through November 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code (“IRC”). In order to maintain compliance with Section 45 of the IRC, we are required to test every six months, through an independent laboratory, the effectiveness of our process with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold for a given calendar year, which for 2020 is approximately $7.30 per ton. The tax credits can be earned for refined coal produced and sold by our facility through November 18, 2021. We expect to cease refined coal production operations on or before November 18, 2021.

During fiscal year 2013, we entered into a joint venture with Hytken HPGP LLC (“Hytken”) to file and defend patents for eSteam technology relating to heavy oil and oil sands production methods, and to attempt to commercially exploit the technology to generate license fees, royalty income and development opportunities. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. To date, we have paid and expensed approximately $2.5 million to purchase our ownership interest and fund patent and other expenses. We have not successfully demonstrated that the technology is commercially feasible. We own 60% and Hytken owns 40% of the entity named Future Energy, LLC (“Future Energy”), an Ohio limited liability company. Future Energy is managed by a board of three managers, two appointed by us and one by Hytken.

We plan to seek and evaluate various investment opportunities including energy related, carbon dioxide related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Ethanol Industry

Ethanol is a renewable fuel produced by processing corn and other biomass through a fermentation process that creates combustible alcohol that can be used as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. The majority of ethanol produced in the United States is made from corn because of its wide availability and ease of convertibility from large amounts of carbohydrates into glucose, the key ingredient in producing alcohol that is used in the fermentation process. Ethanol production can also use feedstocks such as grain sorghum, switchgrass, wheat, barley, potatoes and sugarcane as carbohydrate sources. Most ethanol plants have been located near large corn production areas, such as Illinois, Indiana, Iowa, Minnesota, Nebraska, Ohio and South Dakota. Railway access and interstate access are vital for ethanol facilities due to the large amount of raw materials and finished goods required to be shipped to and from the facilities. An adequate supply of natural gas is key to maintaining optimal operating levels.

According to the Renewable Fuels Association (“RFA”), the United States ethanol industry produced an estimated 13.8 billion gallons of ethanol in 2020, which represents a decline of approximately 2.0 billion gallons from 2019, primarily due to the impacts of COVID-19. Approximately 1.3 billion gallons were exported from the United States in 2020. According to the RFA, the United States ethanol industry consists of 208 plants in 25 states with an annual capacity of approximately 17.4 billion gallons of ethanol production.

Domestic demand for ethanol is highly dependent upon federal and state legislation and regulations. On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. The federal government mandates the use of renewable fuels under Renewable Fuel Standard II (“RFS II”), established in October 2010. Corn-based ethanol is considered a conventional biofuel which is subject to a renewable fuel standard (“RFS”) of 15.0 billion gallons annually through 2022. After 2022, RFS volumes will be determined by the Environmental Protection Agency (“EPA”) in coordination with the Secretaries of Energy and Agriculture.

The EPA has the authority to waive the mandates in whole or in part if one of two conditions is met: 1) there is inadequate domestic renewable fuel supply, or 2) implementation of the mandate requirement severely harms the economy or environment of a state, region or the United States. In 2014, 2015 and 2016, the EPA took action to reduce the volumes for both conventional biofuels and advanced biofuels. The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017 against the EPA related to its decision to lower the 2016 volume requirements. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements by 500 million gallons for 2016 through its waiver authority. To date, the EPA has not reinstated these gallons.

Under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 85 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.0 billion gallons. In its final rule establishing the 2020 renewable fuel volume obligations, the EPA stated it will reallocate gallons lost to exemptions, based on a rolling three year average of what the Department of Energy has recommended, and extend this to the 2019 compliance year. On average, these recommendations have represented only about half of the waivers the EPA has granted. The U.S. Court of Appeals for the 10th Circuit recently vacated decisions by the EPA to extend exemptions of renewable fuel obligations to three small refineries. The Court ruled the extensions should not have been granted because the three refineries were not already in possession of exemptions. In addition, the Court ruled the economic hardship should be determined by whether complying with RFS II created the hardship solely, not compliance with RFS II amongst other factors. The oil refiners appeal was denied. Two of the refiners appealed the decision to the U.S. Supreme Court, and in January 2021, the Supreme Court agreed to hear the case.

Ethanol Production

The plants we have invested in are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, chemicals and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with a denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal by-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed, which recovers a portion of the corn value not absorbed in ethanol production. Depending on market and operating conditions, we may also sell modified distillers grains, or wet distillers grains, by removing less liquid content compared to DDGS. We also generate revenues from the sale of non-food grade corn oil produced at our facilities. Non-food grade corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Most regular gasoline is produced using blendstock with an octane rating of 84, which is then increased to 87 (the minimum octane rating required in most states) by adding 10% ethanol according to the RFA. The industry is attempting to expand ethanol blending above the current 10% for most vehicles in use. The EPA has approved the use of 15% ethanol (“E-15”), which has an octane rating of 88, in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Previously, the EPA had not granted E-15 the same Reid vapor pressure (“RVP”) waiver as E-10 so it could only be sold from September 16 through May 31 for those vehicles in most markets. In May 2019, the EPA finalized regulatory changes to allow the same RVP waiver for E-15 for the summer months that it allows for E-10. This may remove a significant barrier to wider sales of E-15, although E-15 sales are still limited by the lack of infrastructure at retail locations to dispense E-15.

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

Refined Coal Overview

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owns a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applies two separate chemicals to convert feedstock coal into refined coal, which is sold to the end user of the refined coal. We expect that the refined coal operating results will be subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the IRC. In order to maintain compliance with Section 45 of the IRC, we are required to test every six months, through an independent laboratory, the effectiveness of our process with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold for a given calendar year, which for 2020 was approximately $7.30 per ton.

Section 45 of the IRC was created by Congress to encourage the development and use of environmentally sound solutions to control harmful emissions during energy production and to facilitate and move the United States towards better compliance with global environmental energy standards. The American Jobs Creation Act of 2004 amended Section 45 of the IRC by adding provisions to incentivize the production of emission reducing refined coal. To qualify for tax credits under Section 45 of the IRC, a process must reduce coal emissions of nitrogen oxide by 20% and either sulfur dioxide or mercury by 40%. The tax credits can be earned for refined coal produced and sold by our facility through November 18, 2021. Absent the tax credits, our refined coal operations would not be profitable.

Facilities

As of our fiscal year end, our consolidated ethanol entities owned a combined 1,122 acres of land and two facilities that shipped a combined quantity of approximately 217 million gallons of ethanol in fiscal year 2020. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio. We own a refined coal plant that is located on leased property on the site of an electrical generating station.

Human Capital Resources

The attraction, retention and development of employees is critical to our success. We accomplish these objectives through a variety of actions, including our competitive compensation policies, training initiatives and growth opportunities within our Company. At January 31, 2021, we had 119 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

We took measures to protect the health and safety of our employees during the COVID-19 pandemic while continuing to meet the needs of our customers. We continue to monitor the impact of the COVID-19 pandemic on our business, including our employees, and take appropriate actions to mitigate the impact including emphasizing CDC guidelines.

We conduct regularly scheduled safety meetings and require all employees to go through safety training. We evaluate employee safety incidents monthly and investigate such incidents promptly. In addition, we conduct periodic safety audits performed by an independent third party. A portion of our incentive compensation plan rewards employees for attaining certain safety goals.

We believe we offer market competitive compensation and benefit programs for our employees. In addition to competitive base wages, employees are eligible for an incentive compensation program, a Company matched 401(k) plan, healthcare benefits, and paid time off.

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

In an effort to contain the spread of this virus, there have been various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. The duration of the resulting downturn in economic activity is unknown. However, it has led to reduced demand for ethanol. This could lead to prolonged production stoppages at our ethanol plants and could result in an adverse material impact on the results of operations and on our financial position. We idled our NuGen and One Earth ethanol plants for portions of fiscal year 2020.

The ethanol industry is changing rapidly which could result in unexpected developments that could negatively impact our operations.

According to the RFA, the ethanol industry has grown from approximately 1.5 billion gallons of domestic annual ethanol production in 1999 to approximately 16.1 billion gallons in 2018. In 2020 and 2019, the industry produced approximately 13.8 and 15.8 billion gallons, respectively, with the reduction reflecting industry conditions. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

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

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, the value of the U.S. dollar and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the production and/or supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants, to include intermittent production slowdowns or stoppages. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. International demand for corn could also result in higher corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economic terms due to regional supply shortages, transportation issues, delays in farmer marketing decisions or unfavorable local pricing. Such a shortage or price impact could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

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

In an attempt to partially offset the impact of volatility of commodity prices, we enter into: i) forward contracts to sell a portion of our ethanol and distillers grains production and to purchase a portion of our corn and natural gas requirements and; ii) commodity futures and swap agreements. The financial impact of these risk management activities is dependent upon, among other items, the prices involved and our ability to receive or deliver the commodities involved. Risk management activities can result in financial loss when positions are purchased in a declining market or when positions are sold in an increasing market. In addition, we may not be able to match the appropriate quantity of corn contracts with quantities of ethanol, distillers grains and non-food grade corn oil contracts. We vary the amount and type of risk management techniques we utilize, and we may choose not to engage in any risk management activities. Should we fail to properly manage the inherent volatility of commodity prices, our results of operations and financial condition may be adversely affected.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that our ethanol plants use in their manufacturing process.

Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed as fuel in the production process. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond the ethanol plants’ control, such as weather conditions, overall economic conditions, governmental regulation and foreign and domestic relations. Significant disruptions in the supply of natural gas could impair or completely prevent the ethanol plants’ ability to economically manufacture ethanol for their customers. Furthermore, increases in natural gas prices may adversely affect results of operations and financial position at our ethanol plants.

Fluctuations in the selling price of commodities may reduce profit margins at our ethanol plants.

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply and demand for gasoline, and our ethanol plants’ results of operations and financial position may be materially adversely affected if gasoline demand decreases or the price of gasoline declines making ethanol less economical.

Distillers grains compete with other protein based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are made. Historically, sales prices for distillers grains have tracked along with the price of corn. However, there have been instances when the price increase for distillers grains has lagged increases in corn prices.

The production of distillers grains has increased as a result of increases in dry mill ethanol production in the United States. This could lead to price declines in what we can sell our distillers grains for in the future. Such declines could have a material adverse effect on our results of operations.

Increased ethanol production or decreases in demand for ethanol may result in excess production capacity in the ethanol industry, which may cause the price of ethanol, distillers grains and non-food grade corn oil to decrease.

According to the RFA, domestic ethanol production capacity is approximately 17.4 billion gallons per year. The EPA set the RFS requirement to be satisfied by corn-derived ethanol at 15.0 billion gallons for 2019 and 2020. However, the RFS requirements have been reduced through small refiner waivers (“SRWs”) issued by the EPA. These SRWs were in the amount of approximately 4.0 billion gallons for 85 refinery exemptions of ethanol for 2016 through 2018. There have been no rulings on waiver requests for subsequent years. The EPA has not yet released a draft rule for the 2021 volumes, despite the fact they typically release a draft mid-year of the preceding year and finalize the rule by November 30 of the preceding year. Excess capacity in the ethanol industry could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The United States exported approximately 1.3 billion gallons of ethanol in 2020, down from approximately 1.5 and approximately 1.7 billion gallons in 2019 and 2018, respectively. If producers and exporters of ethanol are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export ethanol. Brazil, China and the European Union all have trade barriers or tariffs against fuel ethanol. In 2013, the European Union imposed a five year tariff of $83.33 per metric ton on U.S. fuel ethanol to discourage competition. Effective January 1, 2017, China indicated its intention to raise its 5% tariff on U.S. and Brazil fuel ethanol to 30%. On April 1, 2018, China raised their tariff rate to 45%, and later raised it to 70% in the U.S. and China trade war. On September 1, 2017, Brazil imposed a 20% tariff on U.S. fuel ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff was extended several times but lapsed in December 2020 and a 20% tariff now applies to all U.S. ethanol exported to Brazil. This could result in an oversupply of ethanol in the United States, which could have a material adverse effect on the results of our ethanol operations.

In 2020, approximately 11.0 million metric tons (“mmt”) of distillers grains were exported which represented a record high of 38% of U.S. production. However, the export market may be jeopardized if foreign governments impose trade barriers or other measures to protect the foreign local markets. Exports to China were approximately 2% of U.S. global shipments in 2019 versus approximately 51% in 2015, due to punitive tariffs established beginning January 2017 in effect for 5 years per the RFA. Chinese exports rebounded slightly in 2020 but still remained depressed compared to earlier years. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to foreign customers, there may be a reduction in the price of distillers grains in the United States. In addition, foreign currency exchange rate fluctuations could reduce the demand for United States exports of distillers grains. Declines in the price we receive for our distillers grains could lead to decreased revenues and may result in our inability to operate our ethanol plants profitably.

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

The growth of our ethanol business depends on our ability to identify and develop new ethanol investments. Our ethanol development strategy depends on referrals, and introductions, to new investment opportunities from industry participants, such as ethanol plant builders and owners, financial institutions, marketing agents and others. We must continue to maintain favorable relationships with these industry participants, and a material disruption in these sources of referrals would adversely affect our ability to expand our ethanol investments.

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

In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol. It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol. Consumer demand for gasoline may be reduced by transportation related technological advances such as electric and hybrid vehicles. Several automobile manufacturers have announced target dates into the 2030s for ceasing production of gasoline vehicles and shifting production to electric vehicles. In addition, countries such as Japan and the United Kingdom as well as the state of California have pledged to ban the sale of vehicles with internal combustion engines over time. The Biden administration, in its early stages, appears to have placed an increased emphasis on electric vehicles. Reduced demand for ethanol could cause our results of operations to be materially adversely affected.

The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The renewable fuel standard program was authorized under the Energy Policy Act of 2005 and was expanded under the Energy Independence and Security Act of 2007 (EISA). EISA increased the amount of renewable fuel required to be blended into gasoline and required a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015 through 2022, with no specified volume subsequent to 2022. The EPA has the authority to assign the mandated amounts of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II has been a primary factor in the growth of ethanol usage. Over the past several years various pieces of legislation have been introduced to the U.S. Congress that were intended to reduce or eliminate ethanol blending requirements. To date, none of the bills have been successful but they are an indication of the continued effort to undermine the EISA.

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

Pursuant to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol was maintained at 15 billion gallons, 2019 was the second consecutive year the total proposed RVOs was more than 20% below statutory volumes levels. The EPA Administrator directed his staff to initiate the reset rulemaking process. However, the EPA announced it would not move forward with a reset rulemaking in 2020. After 2022, volumes will be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as environmental impact, energy security, future production rates, costs to consumers, infrastructure, impacts on commodity and food prices, job creation and rural economic development.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. As a result of fluctuations in RINs pricing, certain obligated parties have petitioned the EPA and filed court actions to change the point of obligation or to seek relief from their obligation. The EPA granted 85 total SRWs for 2016 through 2018 totaling approximately 4.0 billion gallons. This action led to reduced values for RINs and further action could decrease RIN values and ethanol pricing.

In January 2020, the U.S Court of Appeals for the 10th Circuit overturned the EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court ruled refineries are eligible for SRWs only if such waivers are extensions of waivers granted in previous years. The refineries did not qualify for waivers in the year prior to the year the EPA granted them. The Court also stated the disproportionate economic hardship of SRWs should be based solely on whether compliance with RFS II creates such hardship, not whether compliance and other issues create the hardship. The refiners appeal was denied. Two of the refiners appealed the decision to the U.S. Supreme Court, and in January 2021, the Supreme Court announced they agreed to hear the case.

Due to the 10th Circuit ruling, a number of refiners have applied for gap year SRWs in an effort to establish continuous years of relief and to attempt to ensure they qualify for SRWs going forward. Until the Supreme Court rules on this case, there remains uncertainty regarding volume obligations. The EPA has not ruled on SRWs for years after 2018.

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

Unfavorable changes in legislation or regulations could materially and adversely affect our results of operations and financial position.

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

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and as potentially depleting water resources. Other studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing prices to increase for dairy, meat and other foodstuffs from livestock that consume corn.

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

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide (a greenhouse gas). In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program. We believe our plants are grandfathered up to certain operating capacity, but recent plant expansion requires us to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. To further expand our plant capacity, we may be required to obtain additional permits, install advanced technology equipment, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations with respect to emissions of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a negative impact on our financial performance. We also face the risk of ethanol production above our grandfathered capacity not qualifying for RINS if the plants do not meet certain emission requirements.

The California Air Resources Board (“CARB”) adopted a Low Carbon Fuel Standard (“LCFS”) requiring a 10% reduction in GHG emissions from transportation fuels. An Indirect Land Use Charge is included in this lifecycle GHG emission calculation. This standard could have an adverse impact on the market for corn-based ethanol in California if corn-based ethanol fails to achieve lifecycle GHG emission reductions and in other states if they adopt similar standards. This could have a negative impact on our financial performance.

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

An estimated 38% of distillers grains produced in the United States were exported in 2020. The price of distillers grains has benefitted from the exports of the product. In recent years, certain countries have refused to import U.S. distillers grains for a variety of reasons. If export shipments are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

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

Risks Related to our Refined Coal Operations

We believe our refined coal production company qualifies to earn tax credits under IRC Section 45 through November 18, 2021. Our ability to generate returns and avoid write-offs in connection with this investment is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

Availability of the tax credits under IRC Section 45.

Our ability to claim tax credits under IRC Section 45 depends upon our refined coal operation satisfying certain ongoing conditions set forth in IRC Section 45. The IRS could ultimately determine that our refined coal facility and/or its operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45. As our refined coal operation is expected to generate pre-tax losses, the unavailability of the tax credits for any reason could have a material impact on our results of operations.

The refined coal operation depends on one customer.

The refined coal operation receives tax credits by selling its refined coal to an unrelated party. The unrelated party is not obligated to continue purchasing refined coal from us. Our user of refined coal could convert its fuel source to natural gas, oil or some other source instead of coal depending on the price of natural gas, oil or other sources relative to that of coal. If the unrelated party ceases to purchase refined coal from us, we would likely cease operations, given that we only intend to operate the refined coal plant until November 18, 2021. Market demand for coal may also decline as a result of an economic slowdown. Sustained low natural gas prices may also cause users of coal to phase out or close existing coal using operations. If users of coal burn less coal or eliminate the use of coal, there would be less need for our product. A reduction or cessation of refined coal sales could have a material impact on our results of operations.

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

Our refined coal operation and its by-products may result in environmental and product liability claims and environmental compliance costs.

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

Once we permanently cease operations, we are responsible to remove all the equipment, supplies and materials from the utility host site. This could result in additional cost and the risk of environmental damage or impact.

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

We use patented technology.

As part of the operations, we pay a license fee for patented technology. If our third party operator is subject to patent infringement claims, we may incur legal fees to defend our position and be subject to additional costs and fees.

Risks Related to our eSteam investment

eSteam testing methods and results are not known.

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

Risks Related to REX and General Risk Factors

Given the amount of our cash and short-term investments, actions by the Federal Reserve, related to the COVID-19 outbreak, which have reduced interest rates and could impact future periods.

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

We intend to continue seeking growth opportunities. Acquisitions and similar transactions involve many risks that could harm our business, which include:

●	The anticipated benefits of these transactions may not be fully realized, or take longer to realize than expected,
●	Future acquisitions could result in operating losses or loss of investment,
●	Future acquisitions may involve incurring debt to complete these transactions, which could have a material adverse effect on our financial condition, and
●	Future acquisitions may require us to invest a significant portion of our excess cash, which could have a material adverse effect on our financial condition.

Federal, state and local jurisdictions may challenge our tax return positions.

We use significant judgments, estimates and interpretation and application of complex tax laws in preparing the tax returns we file, and the positions contained therein. We believe that our tax return positions are fully supportable. However, certain positions may be successfully challenged by federal, state and local jurisdictions. We are currently undergoing a federal income examination for the years ended January 31, 2015, 2016 and 2017. This could result in material additional income tax payments we would have to make and higher income tax expense in future periods.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information required by this Item 2 is set forth in Item 1 of this report under “Ethanol Investments” and “Facilities”.

Item 3.	Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that any current proceedings will not have a material adverse effect on our financial condition or results of operations.

Information About Our Executive Officers

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	66	Executive Chairman of the Board*
Zafar Rizvi	71	Chief Executive Officer and President*
Douglas Bruggeman	60	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	71	Secretary*

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

SHAREHOLDER INFORMATION

Our common stock is traded on the New York Stock Exchange under the symbol REX.

As of April 9, 2021, there were 67 holders of record of our common stock, including shares held in nominee or street name by brokers.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2020	9,500	$74.78	9,500	33,512
December 1-31, 2020	-	$-	-	33,512
January 1-31, 2021	-	$-	-	33,512
Total	9,500	$74.78	9,500	33,512

On March 20, 2018, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2021, a total of 33,512 shares remained available to purchase under this authorization.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of Alto Ingredients, Inc. and Green Plains, Inc. for the period commencing January 31, 2016 and ended January 31, 2021. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2016 and reinvestment of all dividends.

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

Five Year Financial Summary

(In Thousands, Except Per Share Amounts)

Years Ended January 31,	2021	2020	2019	2018	2017
Statement of Operations Data:
Net sales and revenue	$372,846	$418,034	$486,671	$452,586	$453,799
Gross profit	13,861	12,485	30,215	44,161	71,039
Selling, general and administrative expenses	(17,661)	(19,258)	(20,551)	(24,060)	(21,388)
Equity in income of unconsolidated ethanol affiliates	500	1,392	1,536	3,232	6,144
Benefit (provision) for income taxes	7,100	12,813	22,922	19,519	(17,393)
Net income attributable to REX common shareholders	3,001	7,427	31,645	39,706	32,333
Diluted net income per share attributable to REX common shareholders	$0.49	$1.18	$4.91	$6.02	$4.91

January 31,	2021	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$144,501	$179,658	$188,531	$190,988	$188,576
Short-term investments	36,194	26,073	14,975	-	-
Current assets	258,750	271,135	250,621	239,034	226,517
Deferred taxes – long-term asset	24,390	17,061	5,843	-	-
Property and equipment – net	153,186	163,327	182,521	197,827	182,761
Deferred taxes – long-term liability	3,713	4,334	4,185	21,706	41,135
Noncontrolling interests	52,400	52,599	52,334	50,434	47,839
Total REX shareholders’ equity	$384,783	$401,007	$392,937	$381,492	$340,435

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain and natural gas purchase contracts, forward ethanol, distillers grains and non-food grade corn oil sale contracts and commodity futures and swap agreements as management deems appropriate. We attempt to match quantities of these sales contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts and swaps, in conjunction with certain of our grain procurement and commodity marketing activities.

Our fiscal year 2020 operations and commodity prices in general were significantly impacted by the coronavirus (“COVID-19”) pandemic. In an effort to contain the virus, there have been various and prolonged restrictions on travel, public gatherings and work from home orders throughout the world. This has resulted in reduced demand for gasoline and ethanol. Corn pricing has also been impacted by this lower demand for ethanol and resulting reduced ethanol production, although China increased its imports of U.S. corn during the latter part of fiscal year 2020. In the early periods of the COVID-19 pandemic, CBOT ethanol pricing declined sharply to approximately $0.84 per gallon while CBOT corn pricing declined to a low of approximately $3.03 per bushel. These and other market factors led to the shutdown of our NuGen ethanol plant from late March 2020 to late June 2020 and the shutdown of our One Earth ethanol plant from late March 2020 to late May 2020. CBOT ethanol and corn prices were at their highest levels during fiscal year 2020 at the end of January 2021 as the ethanol price was approximately $1.64 per gallon and the corn price was approximately $5.47 per bushel.

On August 10, 2017, we, through a 95.35% owned subsidiary, purchased the entire ownership interest of an entity that owns a refined coal facility for approximately $12.0 million. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions and other requirements as governed by Section 45 of the IRC. In order to maintain compliance with Section 45 of the IRC, we are required to test every six months, through an independent laboratory, the effectiveness of our process with respect to emissions reductions. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold for a given calendar year, which for 2020 is approximately $7.30 per ton. The tax credits can be earned for refined coal produced and sold by our facility through November 18, 2021. We expect to cease refined coal production operations on or before that date.

Net income attributable to REX common shareholders was approximately $3.0 million in fiscal year 2020 compared to approximately $7.4 million in fiscal year 2019. Both fiscal years 2020 and 2019 benefitted from reductions in our effective tax rate resulting from the impact of federal production tax credits associated with our refined coal operations and from the impact of research and experimentation credits associated with our ethanol and by-products operations. However, as refined coal production declined significantly in fiscal year 2020 compared to fiscal year 2019, the benefit of the related tax credits also declined.

We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon dioxide related, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

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

We agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We may also fund all costs relating to new intellectual property, consultants, and future research and development, pilot field tests and equipment purchases for commercialization stage of the patents. To date, we have paid and expensed approximately $2.5 million to purchase our ownership interest and fund patent and other expenses. We have not tested or proven the commercial feasibility of the technology.

Ethanol Investments

In fiscal year 2006, we entered the ethanol industry by investing in several entities organized to construct and subsequently operate, ethanol producing plants. We are invested in three entities as of January 31, 2021, utilizing equity investments. The following table is a summary of our ethanol investments at January 31, 2021 (gallons in millions):

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped

One Earth Energy, LLC	118.6	75.4%	89.4
NuGen Energy, LLC	98.5	99.5%	98.0
Big River Resources, LLC:
Big River Resources W Burlington, LLC	101.0	10.3%	10.4
Big River Resources Galva, LLC	115.3	10.3%	11.9
Big River United Energy	116.1	5.7%	6.6
Big River Resources Boyceville	55.3	10.3%	5.7
Total	604.8		222.0

Trends and Uncertainties

During fiscal years 2020 and 2019, operating results in our ethanol and by-products segment have been, at times, adversely affected by a weak margin environment highlighted by higher costs for corn, lower availability of local corn, lower oil prices resulting from an oversupply of oil, the EPA granting small refiner waivers, and in the first quarter of fiscal year 2020, the outbreak of a new strain of COVID-19.

Weather conditions delayed, and in some cases prevented the planting of corn in much of the United States during 2019. Weather also contributed to intermittent logistical delays during fiscal year 2019. Throughout most of fiscal year 2019 and for the first six months of fiscal year 2020, we struggled to obtain adequate supplies of corn at our NuGen facility, on a consistent basis, at acceptable price levels. Consequently, we were not able to operate our NuGen ethanol plant at production levels near our historical averages. Should these trends continue, we may experience intermittent production slowdowns or stoppages. We cannot reasonably predict the likelihood of future period production levels compared to historical averages.

Under RFS, the EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The EPA can waive the obligation for individual small refineries that are experiencing “disproportionate economic hardship” due to compliance with the RFS. Previously, the EPA approved relatively few such waivers. However, for the 2016 to 2018 compliance years, the EPA approved 85 SRWs totaling approximately 4.0 billion gallons. These actions affect ethanol demand as obligated parties such as refiners can use the waivers granted by the EPA to help them meet their obligations in different years. There continues to be uncertainty regarding how the EPA will administer the SRWs as the EPA has not ruled on SRWs for years after 2018.

During the early months of 2020, a new strain of COVID-19 spread into the United States and other countries. In an effort to contain the spread of this virus, there have been various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. This led to reduced demand for gasoline and ethanol, and consequently, historically low ethanol pricing. As a result, we idled our NuGen and One Earth ethanol plants in late March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in late May of 2020 and at NuGen in late June of 2020. In addition, actions by the Federal Reserve, related to the COVID-19 outbreak, have reduced interest rates. Given the amount of cash and short-term investments we have, this will significantly reduce our interest income in future periods, depending on the length of time interest rates remain at these levels. The impacts of the COVID-19 outbreak on our business operations, including the duration and impact on ethanol demand, cannot be reasonably estimated at this time, although a future prolonged production stoppage at our plants would have a further material adverse impact on our results of operations, financial condition and cash flows in future periods.

Congress passed the CARES Act in March 2020, which provided the United States department of Agriculture (“USDA”) with additional funding for the “Commodity Credit Corporation (“CCC”). The USDA is using this additional funding to provide direct payments to farmers, including farmers that we purchase corn from. Such direct payments to farmers could cause them to delay marketing decisions. Consequently, this could reduce the supply of corn and result in a price increase for what we pay for corn. In addition, China has been purchasing large quantities of corn, which could lead to sustained higher prices for corn.

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

Throughout fiscal years 2020 and 2019, operating results in our refined coal segment have been adversely affected by lower utility plant demand from our only customer. Projections, provided by the utility plant, for fiscal year 2021 indicate this trend may continue and may be further impacted by the COVID-19 pandemic. While this leads to lower pre-tax losses from this segment, it also leads to lower tax benefits from Section 45 credits being recognized. Ultimately, this results in lower amounts of segment profit.

Our refined coal operations will no longer qualify to earn Section 45 credits after November 18, 2021. Absent a change in tax regulations, this will result in the cessation of our refined coal operations on or before this date.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

Results of Operations

For a detailed analysis of period to period changes, see the segment discussion that follows this section as that discussion reflects how management views and monitors our business.

Comparison of Fiscal Years 2020 and 2019 (Consolidated Results)

Net Sales and Revenue – Net sales and revenue in fiscal year 2020 were approximately $372.8 million, a 10.8% decrease from approximately $418.0 million in fiscal year 2019. The decrease was primarily caused by lower sales in our ethanol and by-products segment of approximately $45.0 million.

Gross Profit – Gross profit was approximately $13.9 million in fiscal year 2020, or 3.7% of net sales and revenue, versus approximately $12.5 million in fiscal year 2019 or 3.0% of net sales and revenue. Gross profit for fiscal year 2020 decreased by approximately $0.9 million compared to fiscal year 2019 as a result of operations in the ethanol and by-products segment and increased by approximately $2.2 million as a result of operations in the refined coal segment.

Selling, General and Administrative (“SG&A”) Expenses – SG&A expenses for fiscal year 2020 were approximately $17.7 million (4.7% of net sales and revenue), a decrease of approximately $1.6 million or 8.3% from approximately $19.3 million (4.6% of net sales and revenue) for fiscal year 2019. A majority of the decrease results from lower shipping costs as less of our sales contracts provided for shipping to be paid by us in fiscal year 2020 compared to fiscal year 2019. In addition, professional fees were lower in fiscal year 2020 compared to fiscal year 2019. The decrease was also related to lower incentive compensation expense associated with lower profitability levels in fiscal year 2020 compared to fiscal year 2019.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2020 and 2019, we recognized income of approximately $0.5 million and $1.4 million, respectively, from our equity investment in Big River Resources, LLC (“Big River”), which is included in our ethanol and by-products segment results. Our investment in Big River, which has interests in four ethanol production plants, has an effective ownership of approximately 336 million gallons of ethanol shipped in the trailing twelve months ended January 31, 2021. Big River’s financial results were impacted by reduced ethanol demand related to the COVID-19 pandemic.

We expect the operating experience of Big River to be generally consistent with the trends in crush spread margins described in the “Overview” section as Big River’s results are dependent on the same key drivers as our other ethanol investments (ethanol, corn, dried distillers grains and natural gas pricing).

Interest and Other Income – Interest and other income for fiscal year 2020 was approximately $1.8 million compared to approximately $4.2 million for fiscal year 2019. Interest income decreased as yields on our excess cash and our excess cash investment balances both decreased in fiscal year 2020.

Loss Before Income Taxes – As a result of the foregoing, loss before income taxes was approximately $1.5 million for fiscal year 2020 versus loss of approximately $1.2 million for fiscal year 2019.

Benefit for Income Taxes – Our effective tax rate was a benefit of 479.1 % and 1,096.1% for fiscal years 2020 and 2019, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss with a noncontrolling interest. Our effective tax rate decreased by 350.0% in fiscal year 2020 (approximately $5.2 million) and by 770.1% in fiscal year 2019 (approximately $9.0 million) as a result of federal production tax credits earned by our refined coal facility. The amount of these credits earned in fiscal year 2021 will vary with refined coal production levels and are expected to end by November 18, 2021. During fiscal years 2020 and 2019, our effective tax rate decreased by 135.5% (approximately $2.0 million) and 116.5% (approximately $1.4 million), respectively, as a result of research and experimentation credits earned by our ethanol plants. The amount of these credits earned in future periods will vary depending on the level of qualifying research expenditures at our ethanol plants. The provision for uncertain tax positions increased our effective tax rate by 70.6% (approximately $1.0 million) in fiscal year 2020. Primarily related to the statutes of limitation expiring, the provision for uncertain tax positions decreased our effective tax rate by 94.4% (approximately $1.1 million) in fiscal year 2019.

Net Income – As a result of the foregoing, net income was approximately $5.6 million for fiscal year 2020 versus approximately $11.6 million for fiscal year 2019.

Noncontrolling Interests – Income attributable to noncontrolling interests was approximately $2.6 million and $4.2 million during fiscal years 2020 and 2019, respectively, and represents the other owners’ share of the income or loss of NuGen, One Earth and the refined coal entity. Income attributable to noncontrolling interests of One Earth and NuGen combined was approximately $2.9 million and approximately $4.6 million, during fiscal years 2020 and 2019, respectively. The loss attributable to noncontrolling interests of the refined coal entity was approximately $0.3 million during each of fiscal years 2020 and 2019. We do not expect to recover any portion of the noncontrolling interests holder’s share of current and prior Future Energy losses; thus, we did not recognize any income or expense related to the noncontrolling interests of Future Energy in fiscal years 2020 and 2019.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $3.0 million for fiscal year 2020 compared to $7.4 million for fiscal year 2019.

Business Segment Results

We have two reportable segments, i) ethanol and by-products and ii) refined coal. The following sections discuss the results of operations for each of our business segments and corporate and other. As discussed in Note 13, our chief operating decision maker (as defined by Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”) evaluates the operating performance of our business segments using net income attributable to REX common shareholders. Segment profitability measures are determined using the same accounting policies used in the preparation of the consolidated financial statements. The following tables summarize segment and other results and assets (amounts in thousands):

	Fiscal Year
Net sales and revenue:	2020	2019

Ethanol and by-products	$372,664	$417,700
Refined coal [1]	182	334
Total net sales and revenue	$372,846	$418,034

Segment gross profit (loss):

Ethanol and by-products	$19,533	$20,402
Refined coal	(5,672)	(7,917)
Total gross profit	$13,861	$12,485
30

	Fiscal Year
(Loss) income before income taxes:	2020	2019

Ethanol and by-products	$6,696	$8,469
Refined coal [1]	(5,826)	(7,778)
Corporate and other	(2,352)	(1,860)
Total (loss) income before income taxes	$(1,482)	$(1,169)

Benefit (provision) for income taxes:

Ethanol and by-products	$(31)	$1,528
Refined coal	6,554	10,828
Corporate and other	577	457
Total benefit for income taxes	$7,100	$12,813

Net income attributable to REX common shareholders:

Ethanol and by-products	$3,788	$5,439
Refined coal	988	3,391
Corporate and other	(1,775)	(1,403)
Net income attributable to REX common shareholders	$3,001	$7,427

1 We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Ethanol and by-products Segment

The ethanol and by-products segment includes the consolidated financial results of One Earth and NuGen, our equity investment in Big River and certain administrative expenses. The following table summarizes selected data of our ethanol segment:

	Fiscal Year
	2020	2019

Average selling price per gallon of ethanol	$1.30	$1.37
Gallons of ethanol sold (in millions)	217.1	235.3
Average selling price per ton of dried distillers grains	$144.73	$137.68
Tons of dried distillers grains sold	495,915	521,163
Average selling price per pound of non-food grade corn oil	$0.26	$0.25
Pounds of non-food grade corn oil sold (in millions)	58,928	68,207
Average selling price per ton of modified distillers grains	$64.80	$59.66
Tons of modified distillers grains sold	40,521	121,360
Average cost per bushel of grain	$3.73	$3.82
Average cost of natural gas (per Million British Thermal Unit (MmBtu)	$3.00	$3.04

The following table summarizes net sales and revenue from the ethanol and by-products segment, by product group (amounts in thousands):

	Fiscal Year
Product or Service Category	2020	2019

Ethanol	$284,191	$321,434
Dried distillers grains	71,774	71,755
Non-food grade corn oil	15,066	17,135
Modified distillers grains	2,626	7,240
Derivative financial instruments losses	(1,167)	-
Other	174	136
Total	$372,664	$417,700

Ethanol sales decreased from approximately $321.4 million in the prior year to approximately $284.2 million in the current year, primarily a result of a decrease of 18.2 million gallons (7.7%) sold during fiscal year 2020. In addition, a $0.07 decrease in the price per gallon sold contributed to the ethanol sales decrease from the prior year. Dried distillers grains sales were consistent with the prior year as a decrease of 4.8% in tons sold during fiscal year 2020 was offset by a 5.1% increase in the price per ton sold during fiscal year 2020. Non-food grade corn oil sales decreased from approximately $17.1 million in the prior year to approximately $15.1 million in the current year, primarily a result of a 13.6% decrease in pounds sold during fiscal year 2020. Modified distillers grains sales decreased from approximately $7.2 million in the prior year to approximately $2.6 million in the current year, primarily a result of a 66.7% decrease in tons sold during fiscal year 2020 as production was shifted towards more profitable dried distillers grains during fiscal year 2020. Losses on derivative financial instruments were approximately $1.0 million during fiscal year 2020 and were insignificant during fiscal year 2019. The volume decreases discussed above were primarily a result of the impact of the COVID-19 outbreak on ethanol demand, lower ethanol pricing, an oversupply of oil and diminished local supplies of corn from a poor 2019 harvest caused by localized weather conditions. These factors resulted in idling both of our consolidated ethanol plants in March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in May of 2020 and at the NuGen ethanol plant in June of 2020. Because of the uncertainty regarding the economic impact of the COVID-19 virus outbreak and the availability of corn, we do not have a reasonable estimate of future periods’ sales volume.

Gross profit was approximately $19.5 million in fiscal year 2020, or 5.2% of net sales and revenue which was approximately $0.9 million lower compared to approximately $20.4 million of gross profit in fiscal year 2019 or 4.9% of net sales and revenue. The crush spread for fiscal year 2020 was approximately $0.03 per gallon of ethanol sold compared to approximately $0.05 per gallon of ethanol sold during fiscal year 2019. Both of our consolidated ethanol plants were idled for portions of fiscal year 2020. Consequently, lower production and resulting sales volumes reduced gross profit for fiscal year 2020 compared to fiscal year 2019. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent with prices in historical periods.

Grain accounted for approximately 78% ($274.6 million) of our cost of sales during fiscal year 2020 compared to approximately 78% ($311.2 million) during fiscal year 2019. Natural gas accounted for approximately 5% ($17.7 million) of our cost of sales during fiscal year 2020 compared to approximately 5% ($19.6 million) during fiscal year 2019. Both the grain and natural gas dollar decreases were primarily attributable to the lower production levels incurred in fiscal year 2020 compared to fiscal year 2019.

We attempt to match quantities of ethanol, distillers grains and non-food grade corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months. We utilize derivative financial instruments, primarily exchange traded commodity future contracts and swaps, in conjunction with our grain procurement and commodity marketing activities.

SG&A expenses for fiscal year 2020 were approximately $14.8 million (4.0% of net sales and revenue) which was approximately $1.6 million lower compared to approximately $16.4 million (3.9% of net sales and revenue) for fiscal year 2019. A majority of the decrease results from lower shipping costs as less of our sales contracts provided for shipping to be paid by us in fiscal year 2020 compared to fiscal year 2019. In addition, professional fees were lower in fiscal year 2020 compared to fiscal year 2019. The decrease was also related to lower incentive compensation expense associated with lower profitability levels in fiscal year 2020 compared to fiscal year 2019.

During fiscal years 2020 and 2019, we recognized income of approximately $0.5 million and approximately $1.4 million, respectively, from our equity investment in Big River. Big River’s results for fiscal year 2020 were negatively impacted by the COVID-19 outbreak. Big River has interests in four ethanol production plants, has an effective ownership of ethanol gallons shipped in the trailing twelve months ended January 31, 2021 of approximately 336 million gallons. Big River’s operations also include agricultural elevators.

Interest and other income was approximately $1.5 million for fiscal year 2020 compared to approximately $3.0 million for fiscal year 2019. Interest income decreased as yields on our excess cash and our excess cash investment balances both decreased in fiscal year 2020.

Income related to noncontrolling interests was approximately $2.9 million and approximately $4.6 million during fiscal years 2020 and 2019, respectively. These amounts represent the other owners’ share of the income or loss of NuGen and One Earth.

The provision for income taxes was approximately $31,000 in fiscal year 2020 compared to a benefit for income taxes of approximately $1.5 million in fiscal year 2019. During fiscal years 2020 and 2019, we recognized the tax benefits of research and experimentation credits earned by our ethanol plants. We recognized a provision for increasing the liability for unrecognized tax benefits during fiscal year 2020 and recognized a tax benefit from reducing the liability for unrecognized tax benefits during fiscal year 2019 as a result of statutes expiring.

Segment profit for fiscal year 2020 was approximately $3.8 million, a decrease of approximately $1.7 million from approximately $5.4 million for fiscal year 2019. The decrease from fiscal year 2019 results is primarily related to lower interest and other income and lower income from our equity investment in Big River in fiscal year 2020 compared to fiscal year 2019. In addition, we recognized a tax provision in fiscal year 2020 compared to a tax benefit in fiscal year 2019.

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

The refined coal entity sells one product, refined coal. We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold. Sales decreased from approximately $334,000 in the prior year to approximately $182,000 in the current year. During fiscal year 2020, operating results have been adversely affected by lower utility plant demand from our only customer. We expect sales to vary depending on fluctuations in demand from the site host utility, which generally change based upon weather conditions in the geographic markets the utility serves and competing fuel prices and supplies. Based upon projections from the site host utility, we expect varying and intermittent demand for refined coal.

Gross loss was approximately $5.7 million in fiscal year 2020, which was approximately $2.2 million lower compared to approximately $7.9 million of gross loss in fiscal year 2019. The decrease in gross loss results primarily from lower refined coal production in fiscal year 2020 compared to fiscal year 2019. We expect future period gross loss to vary in generally the same manner as the sales fluctuations described above. Based on the agreements in place that govern the operations, sales and purchasing activities of the refined coal plant, we expect that the refined coal operation will continue operating at a gross loss and that the ongoing losses will be subsidized by federal production income tax credits through November 18, 2021.

SG&A expenses were insignificant for each of fiscal years 2020 and 2019.

Loss related to noncontrolling interests was approximately $0.3 million during each of fiscal years 2020 and 2019. This amount represents the other owner’s share of the pre-tax loss of refined coal operations.

The benefit for income taxes was approximately $6.6 million and approximately $10.8 million during fiscal years 2020 and 2019, respectively. These amounts include the benefit of Section 45 production tax credits and a benefit related to segment loss before income taxes. The decrease in the benefit for income taxes primarily results from lower production in fiscal year 2020 compared to fiscal year 2019. The refined coal facility is eligible to earn tax credits through November 2021. However, the amount of credits earned will vary with annual production levels.

As a result of the foregoing, including the benefit of federal tax credits associated with refined coal production and sales, segment profit was approximately $1.0 million and approximately $3.4 million for fiscal years 2020 and 2019, respectively.

Corporate and Other

SG&A expenses for fiscal year 2020 were approximately $2.7 million, consistent with approximately $3.0 million for fiscal year 2019.

Interest and other income was approximately $0.3 million for fiscal year 2020 versus approximately $1.2 million for fiscal year 2019. Interest income decreased as yields on our excess cash and our excess cash investment balances both decreased in fiscal year 2020.

Corporate and other expenses exceeded interest and other income, for fiscal year 2020 by approximately $1.8 million, compared to approximately $1.4 million for fiscal year 2019.

Comparison of Fiscal Years 2019 and 2018

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

Outlook – Our cash and short-term investments balance of approximately $180.7 million at January 31, 2021 includes approximately $132.5 million held by One Earth and NuGen. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. We expect our equity method investee to limit the payment of dividends based upon working capital needs.

We are investigating various uses of our excess cash. We have a stock buyback program with an authorization level of an additional approximately 34,000 shares at January 31, 2021. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon dioxide related, agricultural or other ventures we believe fit our investment criteria.

We expect capital expenditures to be in the range of approximately $5 million to $10 million in fiscal year 2021 for various projects at our consolidated ethanol plants. However, actual capital expenditures could vary from this range for unexpected expenditures as our plants continue to age. We expect to fund these capital expenditures with available cash at our ethanol plant subsidiaries.

Operating Activities – Net cash provided by operating activities was approximately $8.6 million for fiscal year 2020 compared to approximately $10.3 million in fiscal year 2019. During fiscal year 2020, operating cash flow was provided by net income of approximately $5.6 million and adjustments of approximately $17.9 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock based compensation expense, income from equity method investments, interest income from investments, and the deferred income tax provision. Big River paid dividends to REX of approximately $3.5 million during fiscal year 2020. Accounts receivable increased approximately $6.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $2.2 million, primarily a result of larger quantities of finished goods and higher per unit costs at January 31, 2021. Prepaid expenses and other assets increased approximately $3.1 million, primarily a result of higher fair values of forward purchase contracts. Accounts payable decreased approximately $2.3 million, primarily a result of the timing of inventory receipts and vendor payments. Accrued expenses and other liabilities decreased approximately $3.8 million, which was primarily a result of operating lease payments, lower incentive compensation in fiscal year 2020 and lower refined coal segment related commissions.

Net cash provided by operating activities was approximately $10.3 million for fiscal year 2019. During fiscal year 2019, operating cash flow was provided by net income of approximately $11.6 million and adjustments of approximately $17.2 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock based compensation expense, income from equity method investments, interest income from investments, and the deferred income tax provision. Big River paid dividends to REX of approximately $1.0 million during fiscal year 2019. Accounts receivable increased approximately $1.6 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $17.2 million, primarily a result of larger quantities of corn and higher per unit costs at January 31, 2020. Accounts payable increased approximately $11.4 million, primarily a result of the inventory increase. Accrued expenses and other liabilities decreased approximately $13.0 million, which was primarily a result of operating lease payments, lower incentive compensation in fiscal year 2019 and lower refined coal segment related commissions.

Investing Activities – Net cash used in investing activities was approximately $20.8 million during fiscal year 2020 compared to approximately $14.4 million during fiscal year 2019. Capital expenditures in fiscal year 2020 totaled approximately $10.4 million, the majority of which were various projects at One Earth’s and NuGen’s ethanol plants. During fiscal year 2020, we used cash of approximately $96.2 million for purchases of short-term investments and received cash of approximately $86.3 million related to maturities of these investments as certain of these investments remained outstanding at January 31, 2021. We began investing in highly liquid short-term investments during fiscal year 2018 in order to increase earnings on excess cash.

Net cash used in investing activities was approximately $14.4 million during fiscal year 2019. Capital expenditures in fiscal year 2019 totaled approximately $3.8 million, the majority of which were various projects at One Earth’s and NuGen’s ethanol plants. During fiscal year 2019, we used cash of approximately $26.0 million for purchases of short-term investments and received cash of approximately $15.0 million related to maturities of these investments as certain of these investments remained outstanding at January 31, 2020.

Financing Activities – Net cash used in financing activities was approximately $22.4 million during fiscal year 2020 compared to approximately $4.0 million for fiscal year 2019. During fiscal year 2020, we purchased approximately 315,000 shares of our common stock for approximately $19.6 million in open market transactions. During fiscal year 2020, we used cash of approximately $2.9 million to purchase shares from and pay dividends to noncontrolling members of the entities that own One Earth’s and NuGen’s ethanol plants. During fiscal year 2020, we received approximately $0.1 million in capital contributions from the minority investor in the refined coal entity.

Net cash used in financing activities was approximately $4.0 million during fiscal year 2019. During fiscal year 2019, we used cash of approximately $4.3 million to purchase shares from and pay dividends to noncontrolling members of the entities that own One Earth’s and NuGen’s ethanol plants. During fiscal year 2019, we received approximately $0.3 million in capital contributions from the minority investor in the refined coal entity.

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

Approximately 4.0% of our net assets are restricted pursuant to the terms of various loan agreements of our equity method investment as of January 31, 2021. None of our consolidated subsidiaries or the parent company has restricted net assets at January 31, 2021.

Off Balance Sheet Arrangements

None.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, we enter into agreements under which we are legally obligated to make future cash payments. These agreements include obligations related to purchasing inventory and leasing rail cars. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect, at January 31, 2021 (amounts in thousands):

	Payment due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations (a)	$13,308	$5,397	$6,214	$1,697	$-
Purchase obligations (b)	32,748	27,727	1,452	702	2,867
Total contractual obligations (c)	$46,056	$33,124	$7,666	$2,399	$2,867

(a)	Amounts primarily represent payments due for rail car leases at One Earth and NuGen.

(b)	Amounts primarily represent payments due for a natural gas pipeline, grain, natural gas and other contracts at One Earth and NuGen. We are not able to determine the likely settlement for forward corn purchase contracts which do not contain a determinable fixed price; accordingly, payments for such contracts have been excluded from the table above.
37

(c)	We are not able to determine the likely settlement period for uncertain tax positions, accordingly, approximately $8.4 million of uncertain tax positions and related interest and penalties have been excluded from the table above.

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

The full impact of the economic downturn resulting from the spread of COVID-19 is unknown at this time. However, it could lead to material impacts to our financial position and results of operations, including, but not limited to, charges from adjustments of the carrying amount of inventory, long-lived asset impairment charges and deferred tax valuation allowances.

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

Impairment of Long-Lived Assets – We review our long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, we will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. During fiscal year 2020, we concluded the impact of the COVID-19 pandemic on our industry and our operating results was an indicator that impairment may exist related to certain of our long-lived assets. As a result, we performed a recoverability test for the One Earth and NuGen asset groups (the lowest level at which related cash flows can be identified) and determined that there was no impairment as the gross undiscounted future cash flows substantially exceeded the respective carrying values. We recorded no impairment charges in fiscal years 2020, 2019 and 2018.

Income Taxes – Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes, net of valuation allowances. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and other expectations about future outcomes. Changes in existing regulatory tax laws and rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. We have established valuation allowances for certain state net operating loss carryforwards. We assessed all available positive and negative evidence to determine whether we expect sufficient future taxable income will be generated to allow for the realization of existing federal deferred tax assets. Despite the cumulative book loss incurred over the three-year period ended January 31, 2021, we believe there is sufficient objectively verifiable income for management to conclude that it is more likely than not that the Company will utilize available federal deferred tax assets prior to their expiration. However, realization of these deferred tax assets is not certain. Changes in our current estimates for factors such as unanticipated market conditions and legislative developments could have a material effect on our ability to utilize deferred tax assets. As we earn federal income tax credits (pursuant to IRC Section 45) based on the amount of refined coal produced and sold, variations in refined coal production and related sales will result in changes in our future effective income tax rate.

New Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2021, One Earth and NuGen combined had purchase commitments for approximately 6.4 million bushels of corn, the principal raw material for their ethanol plants. At January 31, 2021, One Earth and NuGen combined had purchase commitments for approximately 1.4 million MmBtu of natural gas. At January 31, 2021, One Earth and NuGen had combined sales commitments for approximately 38.6 million gallons of ethanol, 73,000 tons of distillers grains and 21.6 million pounds of non-food grade corn oil. Our exposures to market risk, which include the impact of our risk management activities, are based on the estimated effect on pre-tax income starting on January 31, 2021, are as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	280,000	Gallons	$40,422
Corn	100,000	Bushels	$47,558
Distillers Grains	700	Tons	$12,304
Non-food grade Corn Oil	75,000	Pounds	$ 1,721
Natural Gas	7,400	MmBtu	$ 1,933
40

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
ASSETS	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$144,501	$179,658
Short-term investments	36,194	26,073
Restricted cash	1,657	1,113
Accounts receivable	19,713	12,969
Inventory	37,880	35,634
Refundable income taxes	6,020	6,029
Prepaid expenses and other	12,785	9,659
Total current assets	258,750	271,135
Property and equipment - net	153,186	163,327
Operating lease right-of-use assets	12,678	16,173
Other assets	25,275	17,403
Equity method investments	29,456	32,464
TOTAL ASSETS	$479,345	$500,502

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade (includes $0.7 million with related related parties at January 31, 2021 and 2020)	$16,907	$18,900
Current operating lease liabilities	4,875	4,935
Accrued expenses and other current liabilities (includes $0.1 million and $0.5 million with related parties at January 31, 2021 and 2020, respectively)	8,955	7,764
Total current liabilities	30,737	31,599
LONG-TERM LIABILITIES:
Deferred taxes	3,713	4,334
Long-term operating lease liabilities	7,439	10,688
Other long-term liabilities	273	275
Total long-term liabilities	11,425	15,297
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	149,110	148,789
Retained earnings	589,986	586,985
Treasury stock, 23,861 and 23,561 shares, respectively	(354,612)	(335,066)
Total REX shareholders’ equity	384,783	401,007
Noncontrolling interests	52,400	52,599
Total equity	437,183	453,606
TOTAL LIABILITIES AND EQUITY	$479,345	$500,502

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2021	2020	2019

Net sales and revenue	$372,846	$418,034	$486,671
Cost of sales (includes $54.8 million, $171.5 million and $176.8 million with related parties for the years ended January 31, 2021, 2020 and 2019, respectively)	358,985	405,549	456,456

Gross profit	13,861	12,485	30,215
Selling, general and administrative expenses (includes $(0.2) million, $(0.7) million and $0.8 million with related parties for the years ended January 31, 2021, 2020, and 2019, respectively)	(17,661)	(19,258)	(20,551)
Equity in income of unconsolidated affiliates	500	1,392	1,536
Interest and other income, net	1,818	4,212	3,388

(Loss) income before income taxes	(1,482)	(1,169)	14,588
Benefit for income taxes	7,100	12,813	22,922

Net income	5,618	11,644	37,510
Net income attributable to noncontrolling interests	(2,617)	(4,217)	(5,865)

Net income attributable to REX common shareholders	$3,001	$7,427	$31,645

Weighted average shares outstanding – basic and diluted	6,167	6,318	6,440
Basic and diluted net income per share attributable to REX common shareholders	$0.49	$1.18	$4.91

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2021, 2020 AND 2019

(Amounts in Thousands)

	REX Shareholders
	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at January 31, 2018	29,853	$299	23,287	$(313,643)	$146,923	$547,913	$50,434	$431,926

Net income						31,645	5,865	37,510

Capital contributions							524	524

Treasury stock acquired			305	(21,855)				(21,855)

Noncontrolling interests distribution and other							(4,489)	(4,489)

Issuance of equity awards, stock based compensation expense and related tax effects	-	-	(12)	305	1,350	-	-	1,655

Balance at January 31, 2019	29,853	299	23,580	(335,193)	148,273	579,558	52,334	445,271

Net income						7,427	4,217	11,644

Capital contributions							312	312

Noncontrolling interests distribution and other							(4,264)	(4,264)

Issuance of equity awards, stock based compensation expense and related tax effects	-	-	(19)	127	516	-	-	643

Balance at January 31, 2020	29,853	299	23,561	(335,066)	148,789	586,985	52,599	453,606

Net income						3,001	2,617	5,618
Capital contributions							112	112
Treasury stock acquired			315	(19,629)				(19,629)
Noncontrolling interests distribution and other							(2,928)	(2,928)

Issuance of equity awards and stock based compensation expense	-	-	(15)	83	321	-	-	404

Balance at January 31, 2021	29,853	$299	23,861	$(354,612)	$149,110	$589,986	$52,400	$437,183

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,618	$11,644	$37,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,906	23,007	24,828
Amortization of operating lease right-of-use assets	5,358	6,304	-
Stock based compensation expense	264	397	669
Income from equity method investments	(500)	(1,392)	(1,536)
Dividends received from equity method investments	3,508	1,003	4,010
Interest income from investments	(216)	(73)	(1,077)
Gain on disposal of real estate and property and equipment	(58)	-	104
Deferred income tax	(7,949)	(11,070)	(23,364)
Changes in assets and liabilities:
Accounts receivable	(6,744)	(1,591)	1,535
Inventory	(2,246)	(17,157)	2,278
Prepaid expenses and other assets	(3,138)	(752)	5,217
Income taxes refundable	9	1,666	(1,083)
Accounts payable-trade	(2,346)	11,400	339
Accrued expenses and other liabilities	(3,843)	(13,043)	(1,499)
Net cash provided by operating activities	8,623	10,343	47,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,412)	(3,776)	(10,775)
Purchases of short-term investments	(96,233)	(26,025)	(125,989)
Sales of short-term investments	86,328	15,000	112,091
Proceeds from sale of real estate and property and equipment	58	-	-
Repayment of note receivable	-	369	27
Deposits	(532)	-	5
Net cash used in investing activities	(20,791)	(14,432)	(24,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	(19,629)	-	(21,855)
Payments to noncontrolling interests holders	(2,928)	(4,264)	(4,489)
Capital contributions from minority investor	112	312	524
Net cash used in financing activities	(22,445)	(3,952)	(25,820)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(34,613)	(8,041)	(2,530)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-Beginning of year	180,771	188,812	191,342
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-End of year	$146,158	$180,771	$188,812
Non cash financing activities-Equity awards issued	$241	$487	$1,473
Non cash financing activities-Equity awards accrued	$99	$241	$487
Non cash investing activities-Accrued capital expenditures	$390	$37	$-
Initial right-of-use assets and liabilities recorded upon adoption of ASC 842	$-	$20,918	$-
Right-of-use assets acquired and liabilities incurred upon lease execution	$1,863	$432	$-

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$144,501	$179,658	$188,531
Restricted cash	1,657	1,113	281
Total cash, cash equivalents and restricted cash	$146,158	$180,771	$188,812

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2021, the Company owns interests in five operating entities – four are consolidated and one is accounted for using the equity method of accounting. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. The other consolidated entities have the same fiscal year end as the parent company.

Fiscal Year – All references in these consolidated financial statements to a particular fiscal year are to the Company’s fiscal year ended January 31. For example, “fiscal year 2020” means the period February 1, 2020 to January 31, 2021. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Segments – The Company has two reportable segments: i) ethanol and by-products and ii) refined coal. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests. Within the refined coal segment, the Company has a majority equity interest in one refined coal limited liability company.

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

Concentrations of Risk –The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents. Seven (fiscal year 2020), eight (fiscal year 2019) and six (fiscal year 2018) customers accounted for approximately 89%, 85% and 85% of the Company’s net sales and revenue during fiscal years 2020, 2019 and 2018, respectively. At January 31, 2021 and 2020, these customers represented approximately 54% and 88%, respectively, of the Company’s accounts receivable balance.

Inventory – Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The company recorded approximately $1.0 million and approximately $1.3 million of inventory write-downs in cost of sales at January 31, 2021 and January 31, 2020, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory are as follows (amounts in thousands):

	January 31,
	2021	2020

Ethanol and other finished goods	$18,346	$10,864
Work in process	4,374	3,258
Grain and other raw materials	15,160	21,512

Total	$37,880	$35,634

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

	January 31,
	2021	2020

Land and improvements	$27,437	$21,957
Buildings and improvements	23,701	23,643
Machinery, equipment and fixtures	305,640	300,972
Construction in progress	215	193

	356,993	346,765
Less: accumulated depreciation	(203,807)	(183,438)

Total	$153,186	$163,327

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. During fiscal year 2020, the Company concluded the impact of the COVID-19 pandemic on the ethanol industry and the Company’s operating results was an indicator that impairment may exist related to certain of its long-lived assets. As a result, the Company performed a recoverability test and determined that there was no impairment. The Company recorded no impairment charges in fiscal years 2020, 2019 and 2018.

Depreciation expense was approximately $20.9 million, $23.0 million and $24.8 million in fiscal years 2020, 2019 and 2018, respectively.

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

Short-term investments, consisting of U.S. government obligations and certificates of deposit, are considered held-to-maturity, and therefore are carried at amortized historical cost.

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

The majority of the Company’s sales have payment terms ranging from 5 to 10 days after transfer of control. The Company has determined that sales contracts do not generally include a significant financing component. The Company has not historically, and does not intend to, enter into sales contracts in which payment is due from a customer prior to transferring product to the customer. Thus, the Company does not record contract liabilities.

See Note 13 for disaggregation of net sales and revenue by operating segment and by product.

Cost of Sales – Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant management, certain compensation costs and general facility overhead charges.

SG&A Expenses – The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $3,482,000, $4,086,000 and $1,154,000 in fiscal years 2020, 2019 and 2018, respectively.

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal years 2020, 2019 and 2018 there were no material settlements of forward contracts that were recorded at fair value. The company recorded an asset of approximately $2.1 million at January 31, 2021 and a liability of approximately $0.2 million at January 31, 2020 associated with contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815.

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

Stock Compensation – The Company has a stock-based compensation plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity and liability awards in its consolidated financial statements over the requisite service period on a straight-line basis. See Note 9 for a further discussion of restricted stock.

Income Taxes – The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s annual effective tax rate includes the impact of its refined coal operation and the expected federal income tax credits to be earned and the impact of research and experimentation credits.

Comprehensive Income – The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

New Accounting Pronouncements – Effective February 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which improves the effectiveness of recurring and non-recurring fair value measurements disclosures. This standard removes, modifies and adds certain disclosure requirements. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which removes certain exceptions to the general principles in Accounting Standards Codification 740 (“ASC 740”), “Income Taxes”. The new guidance also improves the consistent application of and simplifies U.S. accounting standards for other areas of ASC 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

2.	INVESTMENTS

The Company’s equity method investment in Big River is accounted for under ASC 323. The following table summarizes the investment (amounts in thousands):

	January 31,
	2021	2020

Carrying amount	$29,456	$32,464

Ownership percentage	10.3%	10.3%

The Company invested approximately $20.0 million in Big River which is a holding company for several entities. Big River, through its various entities (both wholly and partially owned), operates four ethanol manufacturing facilities, that combined shipped approximately 387.7 million gallons of ethanol in the twelve months ended January 31, 2021. The Company recorded income of approximately $0.5 million, $1.4 million and $1.5 million as its share of earnings from Big River during fiscal years 2020, 2019 and 2018, respectively. The Company received dividends of approximately $3.5 million, $1.0 million and $4.0 million from Big River during fiscal years 2020, 2019 and 2018, respectively. At January 31, 2021, the carrying value of the investment in Big River is approximately $29.5 million; the amount of underlying equity in the net assets of Big River is approximately $25.6 million. Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables (amounts in thousands):

	December 31,
	2020	2019

Current assets	$172,742	$146,494
Non current assets	178,221	211,235
Total assets	$350,963	$357,729
Current liabilities	$69,259	$55,552
Long-term liabilities	2,832	-
Total liabilities	$72,091	$55,552
Noncontrolling interests	$30,116	$33,966

	Years Ended December 31,
	2020	2019	2018

Net sales and revenue	$736,225	$823,718	$802,523
Gross profit	$18,858	$30,774	$33,782
Income from continuing operations	$4,850	$13,502	$14,893
Net income	$4,850	$13,502	$14,893

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2021 are approximately $150.0 million; the Company’s proportionate share of restricted net assets of Big River is approximately $15.5 million.

At January 31, 2021, the Company owned certificates of deposit (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $36.2 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.2%. Unrealized gains or losses were insignificant.

At January 31, 2020, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $26.1 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 1.8%. Unrealized gains or losses were insignificant.

3.	FAIR VALUE

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2021 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Forward purchase contracts asset (1)	$-	$2,144	$-	$2,144
Investment in cooperative (2)	-	-	354	354
Total assets	$-	$2,144	$354	$2,498

Commodity futures (3)	$-	$1,794	$-	$1,794
51

Financial assets and liabilities measured at fair value at January 31, 2020 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Commodity futures (4)	$-	$352	$-	$352
Investment in cooperative (2)	-	-	341	341
Total assets	$-	$352	$341	$693

Forward purchase contracts liability (5)	$-	$230	$-	$230

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2)	The investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

(3)	The commodity futures liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

(4)	The commodity futures asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(5)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

The Company determined the fair value of the investment in cooperative by using a discounted cash flow analysis on the expected cash flows. Inputs used in the analysis include the face value of the allocated equity amount, the projected term for repayment based upon a historical trend, and a risk adjusted discount rate based on the expected compensation participants would demand because of the uncertainty of the future cash flows. The inherent risk and uncertainty associated with unobservable inputs could have a significant effect on the actual fair value of the investment. The changes in the balances of the investment in cooperative represent the change in the fair value.

No other financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21.

There were no assets measured at fair value at January 31, 2021 and 2020 on a non-recurring basis.

4.	OTHER ASSETS

The components of other noncurrent assets are as follows (amounts in thousands):

	January 31,
	2021	2020

Deferred taxes	$24,390	$17,061
Other	885	342

Total	$25,275	$17,403

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities at January 31, 2021 and 2020 are as follows (amounts in thousands):

	January 31,
	2021	2020

Accrued payroll and related items	$690	$1,152
Accrued utility charges	2,515	2,398
Accrued transportation related items	1,560	1,500
Commodity futures	1,794	-
Accrued real estate taxes	1,778	1,755
Accrued income taxes	55	68
Other	563	891

Total	$8,955	$7,764

6.	LEASES

The Company used the optional transition method in adopting ASC Topic 842 “Leases” (“ASC 842”), which resulted in applying ASC 842 at the date of adoption (February 1, 2019). Thus, comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.

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

At January 31, 2021, the Company has lease agreements, as lessee, for railcars. All the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. For fiscal years 2020 and 2019, the components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Fiscal Year
	2020	2019

Operating lease expense	$6,340	$6,526
Variable lease expense	447	556
Total lease expense	$6,787	$7,082

The following table is a summary of future minimum rentals on such leases at January 31, 2021 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2022	$5,397
2023	3,690
2024	2,524
2025	1,648
2026	49
Total	13,308
Less: present value discount	994
Operating lease liabilities	$12,314

At January 31, 2021, the weighted average remaining lease term is 3.0 years and the weighted average discount rate is 5.26% for the above leases.

The following table is a summary of future minimum rentals on such leases at January 31, 2020 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2021	$5,668
2022	4,958
2023	3,251
2024	2,085
2025	1,228
Thereafter	29
Total	17,219
Less: present value discount	1,596
Operating lease liabilities	$15,623

At January 31, 2020, the weighted average remaining lease term is 3.5 years, and the weighted average discount rate is 5.46% for the above leases.

7.	COMMON STOCK

During fiscal years 2020 and 2018, the Company purchased approximately 315,000 shares and approximately 305,000 shares of its common stock for approximately $19.6 million and approximately $21.9 million, respectively. During fiscal year 2019, the Company did not purchase any of its common stock. At January 31, 2021, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional approximately 34,000 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,
	2021	2020

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	5,992	6,292

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to various market risks, including changes in commodity prices (raw materials and finished goods). To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity agreements (exchange-traded futures contracts and swaps) and forward purchase (corn) and sale (ethanol, distillers grains and non-food grade corn oil) contracts. The Company does not purchase or sell derivative financial instruments for trading or speculative purposes. The Company does not purchase or sell derivative financial instruments for which a lack of marketplace quotations would require the use of fair value estimation techniques. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting.

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at January 31,		Fair Value at January 31,
	2021	2020	2021	2020

Commodity futures (1)	$-	$352	$1,794	$-
Forward purchase contracts (2)	$2,144	$-	$-	$230

(1)	Commodity futures assets are included in prepaid expenses and other. Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 6.9 million bushels of corn at January 31, 2021 and short/sell positions for approximately 3.7 million bushels of corn and long/buy positions for approximately 2.2 million bushels of corn at January 31, 2020.

(2)	Forward purchase contracts assets are included in prepaid expenses and other. Forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 6.4 million bushels of corn at January 31, 2021 and 1.6 million bushels of corn at January 31, 2020.

As of January 31, 2021, and 2020, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions owed or owing with the same counterparty. As of January 31, 2021, and 2020 the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of January 31, 2021, and 2020, the Company was required to maintain collateral with the counterparty in the amount of approximately $1,657,000 and $1,113,000, respectively, to secure the Company’s derivative liability position. See Note 3 which contains fair value information related to derivative financial instruments.

The Company recognized gains (losses) (included in cost of sales) on derivative financial instruments of approximately $(5,552,000), $2,201,000 and $2,698,000 in fiscal years 2020, 2019 and 2018, respectively.

The Company recognized gains (losses) (included in net sales and revenue) on derivative financial instruments of $(1,167,000) in fiscal year 2020. There were no derivative financial instruments gains or losses included in net sales and revenue in fiscal years 2019 or 2018.

9.	EMPLOYEE BENEFITS

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At January 31, 2021, 473,830 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the market price of REX common stock on the date of the grant. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day, for all grants of restricted stock.

At January 31, 2021 and 2020, unrecognized compensation cost related to nonvested restricted stock was approximately $272,000 and $220,000, respectively. The following table summarizes non-vested restricted stock award activity for fiscal years 2020, 2019 and 2018:

	2020
		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2020	28,576	$2,193	2
Granted	6,158	416
Forfeited	-	-
Vested	15,029	1,211

Non-Vested at January 31, 2021	19,705	$1,398	1

	2019
		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2019	38,036	$2,935	2
Granted	9,442	662
Forfeited	-	-
Vested	18,902	1,404

Non-Vested at January 31, 2020	28,576	$2,193	2

	2018
		Weighted	Weighted
		Average Grant	Remaining Vesting
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2018	29,415	$2,275	2
Granted	21,744	1,623
Forfeited	-	-
Vested	13,123	963

Non-Vested at January 31, 2019	38,036	$2,935	2

The above tables include 14,777, 24,219 and 34,148 non-vested shares at January 31, 2021, 2020 and 2019, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to officers who were retirement eligible at the time of grant.

10.	COMMITMENTS

At January 31, 2021, One Earth and NuGen have combined forward purchase contracts for approximately 6.4 million bushels of corn, the principal raw material for their ethanol plants and they have combined forward purchase contracts for approximately 1,428,000 MmBtu of natural gas.

At January 31, 2021, One Earth and NuGen have combined sales commitments for approximately 38.6 million gallons of ethanol, 73,000 tons of distillers grains and 21.6 million pounds of non-food grade corn oil.

One Earth has entered into an agreement with an unrelated party for the use of a portion of that party’s natural gas pipeline. The term of the original agreement was 10 years, and the amount was $4,380,000, which was paid over 120 equal monthly installments of $36,500 beginning in February 2009. A new 15-year agreement, with monthly payments of $29,250 was effective February 1, 2019. One Earth paid approximately $351,000 in fiscal year 2020, approximately $358,000 in fiscal year 2019 and approximately $438,000 in fiscal year 2018 pursuant to the agreement.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketers”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One Earth and NuGen to pay a fee per ton of distillers grains sold for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and renew automatically for additional one-year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen combined incurred fees of approximately $841,000, $936,000 and $1,250,000 in fiscal years 2020, 2019 and 2018, respectively, for these marketing services.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $2,500,000, $4,231,000 and $9,927,000 in fiscal years 2020, 2019 and 2018, respectively.

11.	INCOME TAXES

The (benefit) provision for income taxes for fiscal years 2020, 2019 and 2018 consist of the following (amounts in thousands):

	2020	2019	2018

Federal:
Current	$449	$752	$81
Deferred	(7,328)	(10,777)	(23,547)

	(6,879)	(10,025)	(23,466)

State and Local:
Current	400	(2,495)	361
Deferred	(621)	(293)	183

	(221)	(2,788)	544

Benefit for income taxes	$(7,100)	$(12,813)	$(22,922)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (amounts in thousands):

	January 31,
	2021	2020

Assets:
General business credit carryforward	$40,641	$36,198
Accrued liabilities	3	136
State net operating loss carryforward	294	366
Other items	206	230
Valuation allowance	(232)	(232)

Total	40,912	36,698
Liabilities:
Basis in pass through entities, including depreciation	(20,076)	(23,823)
Other	(159)	(148)

Total	(20,235)	(23,971)
Net deferred tax asset	$20,677	$12,727

The Company has a general business credit carryforward of approximately $40.6 million and approximately $36.2 million at January 31, 2021 and 2020, respectively. The Company can carry these credits forward for up to twenty years. The carryforward period begins to expire in fiscal year 2037.

The Company has a valuation allowance of approximately $232,000 at January 31, 2021 and 2020 related to state net operating loss carryforwards. The Company decreased the valuation allowance by $9,000 in fiscal year 2018. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

The Company assessed all available positive and negative evidence to determine whether it expects sufficient future taxable income will be generated to allow for the realization of existing federal deferred tax assets. For the three year period ended January 31, 2021, the Company has a cumulative pre-tax book loss on a comprehensive basis, including the impact of an operation that has historically produced pre-tax book losses, but after tax net income. The Company expects that this entity will cease operations in fiscal year 2021. There is sufficient objectively verifiable income for management to conclude that it is more likely than not that the Company will utilize available federal deferred tax assets prior to their expiration.

Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. These credits increased the income tax benefit by approximately $5.2 million, $9.0 million and $21.2 million during fiscal years 2020, 2019 and 2018, respectively.

During fiscal years 2020, 2019 and 2018, the Company recognized an income tax benefit for federal and state research and experimentation credits (net of uncertain tax position expense) of approximately $0.9 million, $0.4 million and $4.6 million, respectively. These credits recorded during fiscal year 2018 related to fiscal years 2014 to 2017 as well as an estimated tax benefit for fiscal year 2018. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company paid income taxes of approximately $1,274,000, $565,000 and $855,000 in fiscal years 2020, 2019 and 2018, respectively. The Company received refunds of income taxes of approximately $655,000, $11,000 and $1,132,000 in fiscal years 2020, 2019 and 2018, respectively.

Reconciliations of the federal statutory tax and the Company’s income tax (benefit) expense for fiscal years 2020, 2019 and 2018 are as follows (amounts in thousands):

	2020	2019	2018

Federal income tax at statutory rate	$(311)	$(245)	$3,063
State and local taxes, net of federal tax benefit	(53)	(427)	811
Section 45 production tax credits	(5,187)	(9,002)	(21,144)
Research and experimentation credits	(2,008)	(899)	(11,362)
Tax Cuts and Jobs Act	-	-	272
Domestic production activities deduction	-	-	(62)
Uncertain tax positions	1,046	(1,435)	6,872
Noncontrolling interest	(643)	(1,035)	(1,425)
Other	56	230	53

Total	$(7,100)	$(12,813)	$(22,922)

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2014 and prior. The Company is currently undergoing a federal income tax examination for the years ended January 31, 2015, 2016 and 2017.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2021, total unrecognized tax benefits were approximately $8,380,000, and accrued penalties and interest were approximately $20,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $8,340,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Fiscal Year
	2020	2019

Unrecognized tax benefits, beginning of year	$7,370	$9,232
Changes for tax positions for prior years	(74)	(2,581)
Changes for tax positions for current year	1,104	719

Unrecognized tax benefits, end of year	$8,400	$7,370

12.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2021 or 2020 as the Company did not believe that there was a probable and reasonably estimatable loss associated with any legal contingencies.

13.	SEGMENT REPORTING

The Company has two segments: ethanol and by-products and refined coal. The Company evaluates the performance of each reportable segment based on net income attributable to REX common shareholders. Segment profitability measures are determined using the same accounting policies used in the preparation of the consolidated financial statements.

The following tables summarize segment and other results and assets (amounts in thousands):

	Fiscal Year
	2020	2019	2018
Net sales and revenue:

Ethanol and by-products	$372,664	$417,700	$485,885
Refined coal [1]	182	334	786
Total net sales and revenue	$372,846	$418,034	$486,671

Segment gross profit (loss):

Ethanol and by-products	$19,533	$20,402	$43,856
Refined coal	(5,672)	(7,917)	(13,641)
Total gross profit	$13,861	$12,485	$30,215

(Loss) income before income taxes:

Ethanol and by-products	$6,696	$8,469	$31,545
Refined coal	(5,826)	(7,778)	(15,204)
Corporate and other	(2,352)	(1,860)	(1,753)
Total (loss) income before income taxes	$(1,482)	$(1,169)	$14,588

Benefit (provision) for income taxes:

Ethanol and by-products	$(31)	$1,528	$(2,343)
Refined coal	6,554	10,828	24,674
Corporate and other	577	457	591
Total benefit for income taxes	$7,100	$12,813	$22,922

Net income attributable to REX common shareholders:

Ethanol and by-products	$3,788	$5,439	$23,346
Refined coal	988	3,391	10,148
Corporate and other	(1,775)	(1,403)	(1,849)
Net income attributable to REX common shareholders	$3,001	$7,427	$31,645

1 Sales in the refined coal segment are recorded net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

	Fiscal Year
	2020	2019	2018
Sales of products, ethanol and by-products segment:

Ethanol	$284,191	$321,434	$368,319
Dried distillers grains	71,774	71,755	85,417
Non-food grade corn oil	15,066	17,135	20,097
Modified distillers grains	2,626	7,240	11,950
Derivative financial instruments losses	(1,167)	-	-
Other	174	136	102
Total sales	$372,664	$417,700	$485,885

Sales of products, refined coal segment:

Refined coal	$182	$334	$786

Interest income:

Ethanol and by-products	$675	$2,949	$2,460
Refined coal	-	-	-
Corporate and other	289	1,171	1,054
Total interest income	$964	$4,120	$3,514

Depreciation expense:

Ethanol and by-products	$18,081	$20,182	$22,004
Refined coal	2,790	2,790	2,784
Corporate and other	35	35	40
Total depreciation expense	$20,906	$23,007	$24,828

Equity in income of unconsolidated affiliates:

Ethanol and by-products	$500	$1,392	$1,536
Refined coal	-	-	-
Corporate and other	-	-	-
Total equity in income of unconsolidated affiliates	$500	$1,392	$1,536
63

	January 31,
Assets:	2021	2020

Ethanol and by-products	$397,281	$408,746
Refined coal	2,861	6,101
Corporate and other	79,203	85,655
Total assets	$479,345	$500,502

Additions to property and equipment:

Ethanol and by-products	$10,409	$3,776
Refined coal	-	-
Corporate and other	3	-
Total additions to property and equipment	$10,412	$3,776

All of the Company’s sales are in the domestic market. The Company’s customers make all decisions with regard to where products they purchase from the Company are distributed.

14.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit, net income and net income per share (basic and diluted) for each quarter during the last two fiscal years. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2020	2020	2020	2021

Net sales and revenue	$83,250	$39,327	$124,251	$126,018
Gross (loss) profit	(9,330)	(1,331)	17,679	6,843
Net (loss) income	(8,430)	(2,033)	11,059	5,022
Net (loss) income attributable to REX common shareholders	(7,635)	(1,748)	8,841	3,543
Basic and diluted net (loss) income per share attributable to REX common shareholders (a)	$(1.21)	$(0.28)	$1.44	$0.59

	Quarters Ended
	(In Thousands, Except Per Share Amounts)
	April 30,	July 31,	October 31,	January 31,
	2019	2019	2019	2020

Net sales and revenue	$104,575	$105,868	$86,671	$120,920
Gross profit (loss)	3,646	4,004	(1,758)	6,593
Net income (loss)	3,715	3,353	(1,673)	6,249
Net income (loss) attributable to REX common shareholders	2,821	2,256	(2,052)	4,402
Basic and diluted net income (loss) per share attributable to REX common shareholders (a)	$0.45	$0.36	$(0.32)	$0.70

a)	The total of the quarterly net income per share amounts do not equal the annual net income per share amounts due to the impact of varying amounts of shares outstanding during the year.
64

15.	RELATED PARTIES

During fiscal years 2020, 2019 and 2018, One Earth and NuGen, combined, purchased approximately $54.8 million, $171.5 million and $176.8 million, respectively, of corn and other supplies from minority equity investors. The Company had amounts payable to related parties of approximately $0.7 million at January 31, 2021 and 2020.

During fiscal years 2020, 2019 and 2018, the Company recognized commission expense of approximately ($0.2) million, $(0.7) million and $0.8 million, respectively, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal segment. The Company had accrued liabilities related to the commission expense of approximately $0.1 million and approximately $0.5 million at January 31, 2021 and 2020, respectively.

During fiscal years 2020 and 2019, the Company received approximately $0.1 million and approximately $0.3 million, respectively, in capital contributions from the minority investor in the refined coal entity.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended January 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 6 to the financial statements, as of February 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Valuation Allowance — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has a general business credit carryforward of approximately $40.6 million at January 31, 2021. The Company can carry these credits forward for up to twenty years and the carryforward period begins to expire in fiscal year 2037. The Company assessed all available positive and negative evidence to determine whether it expects sufficient future taxable income will be generated to allow for the realization of existing federal deferred tax assets. For the three-year period ended January 31, 2021, the Company has a cumulative pre-tax book loss on a comprehensive basis, including the impact of an operation that has historically produced pre-tax book losses, but after tax net income. The Company expects that this entity will cease operations in fiscal year 2021. The Company expects to realize the federal deferred tax assets prior to their expiration based on their projection of future taxable income based on objectively verifiable historical results.

We identified management’s assertion that the federal deferred income tax assets are more likely than not going to be realized as a critical audit matter due to the significance of management’s judgments and the inherent uncertainty in forecasting financial results, coupled with the specialized tax knowledge that is necessary to accurately schedule future taxable income and deductions. A high degree of auditor judgment and the involvement of our tax specialists was required when performing audit procedures to evaluate management’s assertion.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures, with the assistance of income tax specialists, to evaluate management’s assertion that the unreserved federal deferred tax assets are more likely than not realizable included the following:

●	We tested the effectiveness of the Company’s controls over income taxes, including those over the evaluation of a valuation allowance and the projections of future taxable income.

●	We evaluated management’s projections of future taxable income by:

●	Evaluating management’s ability to accurately project future reversals of temporary differences including the use of tax planning strategies by comparing these projections to historical results, evaluation of current tax laws, and our understanding of anticipated future events.

●	Testing the reasonableness of management’s determination of the Company’s objectively verifiable income by:

●	Testing that applicable amounts agree to historical results

●	Testing the normalization for appropriate one-time items

●	We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the federal deferred tax assets.

●	We tested the mathematical accuracy of the Company’s valuation allowance analysis.

●	We evaluated whether the projections of future taxable income were consistent with evidence obtained in other areas of the audit.
67

●	We evaluated the sufficiency of the Company’s disclosures related to the realizability of deferred income tax assets and valuation allowances in the financial statements.

/s/ Deloitte and Touche LLP

Dayton, Ohio

April 12, 2021

We have served as the Company’s auditor since 2002.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2021, 2020 AND 2019

(Amounts in thousands)

		Additions	Deductions
	Balance	Charged to	Charges for	Balance
	Beginning	Cost and	Which Reserves	End
	of Year	Expenses	Were Created	of Year

2021:
Deferred tax valuation allowance	$232	$-	$-	$232

2020:
Deferred tax valuation allowance	$232	$-	$-	$232

2019:
Deferred tax valuation allowance	$241	$-	$9	$232

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2021 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ZAFAR RIZVI	Chief Executive Officer and President
Zafar Rizvi	(principal executive officer)	April 12, 2021

/s/ DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	April 12, 2021
70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2021, of the Company and our report dated April 12, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in its method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), as of February 1, 2019.

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

/s/ Deloitte and Touche LLP

Dayton, Ohio

April 12, 2021

72

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2021, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2021 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2021 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2021 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2021 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2021 and 2020

Consolidated Statements of Operations for the years ended January 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended January 31, 2021, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2021, 2020 and 2019

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

(a)(3) Exhibits

EXHIBIT INDEX

3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

4(a)	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4(a) to Form 10-K filed April 1, 2020, File No. 001-09097)

10(a)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(b)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(c)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(d)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(e)*	Form of Restricted Stock Award Agreement under 2015 Incentive Plan (incorporated by reference to Exhibit 10(e) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(f)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)
74

10(g)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

10(h)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

10(i)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

10(j)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

10(k)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21	Subsidiaries of registrant..............................................................................................................................

(23)	Consents of experts and counsel:

	23(a)	Consent of Deloitte & Touche LLP to use its reports dated April 12, 2021 included in this annual report on Form 10-K into registrant’s Registration Statement on Form S-8 (Registration No. 333-205419). ........................................................................................................................................................

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications....................................................................................................................................................

(32)	Section 1350 Certifications:

	32	Certifications....................................................................................................................................................
75

(101)	Interactive Data File:

101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2021, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not filed herewith may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 7720 Paragon Road, Dayton, Ohio 45459.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

Item 16.	Form 10-K Summary

None.

76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX AMERICAN RESOURCES CORPORATION

By: /s/ ZAFAR RIZVI
Zafar Rizvi
Chief Executive Officer and President

Date: April 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STUART A. ROSE
Stuart A. Rose	Executive Chairman of the Board	April 12, 2021

/s/ ZAFAR RIZVI	Chief Executive Officer, President
Zafar Rizvi	and Director (principal executive officer)	April 12, 2021

/s/ DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief
Douglas L. Bruggeman	Financial Officer and Treasurer (principal financial and accounting officer)	April 12, 2021

/s/ EDWARD M. KRESS
Edward M. Kress	Director	April 12, 2021

/s/ CHARLES A. ELCAN
Charles A. Elcan	Director	April 12, 2021

/s/ DAVID S. HARRIS
David S. Harris	Director	April 12, 2021

/s/ MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 12, 2021

/s/ LEE FISHER
Lee Fisher	Director	April 12, 2021

/s/ ANNE MACMILLAN
Anne MacMillan	Director	April 12, 2021
77