Form 10-Q
period 2021-04-30
REX AMERICAN RESOURCES Corp
filed 2021-05-28
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021

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

At the close of business on May 27, 2021 the registrant had 5,992,000 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	April 30,	January 31,
	2021	2021
Assets:
Current assets:
Cash and cash equivalents	$157,105	$144,501
Short-term investments	35,864	36,194
Restricted cash	1,717	1,657
Accounts receivable	27,557	19,713
Inventory	26,687	37,880
Refundable income taxes	6,020	6,020
Prepaid expenses and other	14,831	12,785
Total current assets	269,781	258,750
Property and equipment, net	149,067	153,186
Operating lease right-of-use assets	11,289	12,678
Deferred taxes and other assets	25,977	25,275
Equity method investment	30,026	29,456
Total assets	$486,140	$479,345

Liabilities and equity:
Current liabilities:
Accounts payable, trade (includes $1.3 million and $0.7 million with related parties at April 30, 2021 and January 31, 2021, respectively)	$15,808	$16,907
Current operating lease liabilities	4,632	4,875
Accrued expenses and other current liabilities (includes $0.1 million with related parties at April 30, 2021 and January 31, 2021)	9,185	8,955
Total current liabilities	29,625	30,737
Long-term liabilities:
Deferred taxes	4,294	3,713
Long-term operating lease liabilities	6,327	7,439
Other long-term liabilities	278	273
Total long-term liabilities	10,899	11,425
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	149,144	149,110
Retained earnings	597,770	589,986
Treasury stock	(354,604)	(354,612)
Total REX shareholders’ equity	392,609	384,783
Noncontrolling interests	53,007	52,400
Total equity	445,616	437,183
Total liabilities and equity	$486,140	$479,345

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands)	Three Months Ended
	April 30,
	2021	2020

Net sales and revenue	$164,104	$83,250
Cost of sales (includes $16.7 million and $12.3 million with related parties for the quarters ended April 30, 2021 and 2020, respectively)	146,302	92,580

Gross profit (loss)	17,802	(9,330)
Selling, general and administrative expenses (includes $(0.3) million with related parties for the quarter ended April 30, 2020)	(9,988)	(4,605)
Equity in income (loss) of unconsolidated affiliates	570	(477)
Interest and other income, (net)	43	669

Income (loss) before income taxes	8,427	(13,743)
(Provision) benefit for income taxes	(29)	5,313

Net income (loss)	8,398	(8,430)
Net (income) loss attributable to noncontrolling interests	(614)	795

Net income (loss) attributable to REX common shareholders	$7,784	$(7,635)

Weighted average shares outstanding – basic and diluted	6,010	6,304

Basic and diluted net income (loss) per share attributable to REX common shareholders	$1.30	$(1.21)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three Months Ended April 30, 2021 and 2020

Unaudited

(In Thousands)

	REX Shareholders
	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2021	29,853	$299	23,861	$(354,612)	$149,110	$589,986	$52,400	$437,183

Net income						7,784	614	8,398

Noncontrolling interests distribution and other							(75)	(75)

Capital contributions							68	68

Issuance of equity awards and stock based compensation expense	-	-	-	8	34	-	-	42

Balance at April 30, 2021	29,853	$299	23,861	$(354,604)	$149,144	$597,770	$53,007	$445,616

Balance at January 31, 2020	29,853	$299	23,561	$(335,066)	$148,789	$586,985	$52,599	$453,606

Net loss						(7,635)	(795)	(8,430)

Treasury stock acquired			78	(3,923)				(3,923)

Noncontrolling interests distribution and other							(35)	(35)

Capital contributions							10	10

Issuance of equity awards and stock based compensation expense	-	-	-	7	32	-	-	39

Balance at April 30, 2020	29,853	$299	23,639	$(338,982)	$148,821	$579,350	$51,779	$441,267

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Three Months Ended
	April 30,
	2021	2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$8,398	$(8,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,249	5,315
Amortization of operating lease right-of-use assets	1,389	1,347
(Income) loss from equity method investments	(570)	477
Dividends received from equity method investee	-	2,005
Interest income from investments	(15)	(125)
Deferred income tax	20	(1,748)
Stock based compensation expense	291	39
Gain on sale of property and equipment – net	(3)	(3)
Changes in assets and liabilities:
Accounts receivable	(7,844)	10,197
Inventories	11,193	8,366
Other assets	(2,187)	(3,759)
Accounts payable, trade	(989)	(11,934)
Other liabilities	(1,369)	(2,008)
Net cash provided by (used in) operating activities	13,563	(261)
Cash flows from investing activities:
Capital expenditures	(1,267)	(4,700)
Purchases of short-term investments	(25,930)	(19,237)
Maturities of short-term investments	26,275	12,834
Other	30	(278)
Net cash used in investing activities	(892)	(11,381)
Cash flows from financing activities:
Treasury stock acquired	-	(3,923)
Payments to noncontrolling interests holders	(75)	(35)
Capital contributions from minority investor	68	10
Net cash used in financing activities	(7)	(3,948)

Net increase (decrease) in cash, cash equivalents and restricted cash	12,664	(15,590)
Cash, cash equivalents and restricted cash, beginning of period	146,158	180,771
Cash, cash equivalents and restricted cash, end of period	$158,822	$165,181

Non cash investing activities – Accrued capital expenditures	$280	$457
Non cash financing activities – Stock awards accrued	$348	$-
Right-of-use assets acquired and liabilities incurred upon lease execution	$-	$1,863
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$157,105	$163,771
Restricted cash	1,717	1,410
Total cash, cash equivalents and restricted cash	$158,822	$165,181

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2021

Note 1. Consolidated Condensed Financial Statements

References to the Company – References to “REX” or the “Company” in the consolidated condensed financial statements and in these notes to the consolidated condensed financial statements refer to REX American Resources Corporation, a Delaware corporation, and its majority and wholly owned subsidiaries.

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2021 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 (fiscal year 2020). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Nature of Operations – The Company has two reportable segments: i) ethanol and by-products; and ii) refined coal. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests. Within the refined coal segment, the Company has a majority equity interest in one refined coal limited liability company.

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2020 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $5,596,000 and $1,323,000 in the first quarter of fiscal years 2021 and 2020, respectively.

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

Income Taxes

The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three months ended April 30, 2021 and 2020.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes nor received refunds of income taxes during the three months ended April 30, 2021. The Company paid income taxes of approximately $0.3 million and received refunds of income taxes of approximately $0.2 million during the three months ended April 30, 2020.

As of April 30, 2021, and January 31, 2021, total unrecognized tax benefits were approximately $8,518,000 and $8,380,000 respectively. Accrued penalties and interest were approximately $25,000 and approximately $20,000 at April 30, 2021 and January 31, 2021, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $8.3 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products and refined coal. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $1.0 million of inventory write-downs in cost of sales at January 31, 2021. There were no inventory write-downs at April 30, 2021. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2021	January 31, 2021

Ethanol and other finished goods	$6,102	$18,346
Work in process	5,213	4,374
Grain and other raw materials	15,372	15,160
Total	$26,687	$37,880
7

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. During fiscal year 2020, the Company concluded that the impact of the coronavirus (” COVID- 19”) pandemic on the ethanol industry and the Company’s operating results was an indicator that impairment may exist related to certain of its long-lived assets. As a result, the Company performed a recoverability test and determined that there was no impairment for fiscal year 2020. There were no impairment charges in the first three months of fiscal year 2020.

The Company did not identify any indicators of impairment during the first quarter of fiscal year 2021. There were no impairment charges in the first three months of fiscal year 2021.

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

Short-term investments are considered held to maturity, and therefore are carried at amortized historical cost.

Comprehensive Income

The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Accounting Changes and Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The Company adopted this update effective February 1, 2021. The adoption of this update did not impact the consolidated financial statements.

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

Note 4. Leases

At April 30, 2021, the Company has lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations are as follows:

	Three Months Ended	Three Months Ended
	April 30, 2021	April 30, 2020

Operating lease expense	$1,550	$1,686
Variable lease expense	44	131
Total lease expense	$1,594	$1,817

The following table is a summary of future minimum rentals on such leases at April 30, 2021 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2022	$3,881
2023	3,690
2024	2,524
2025	1,648
2026	49
Total	11,792
Less: present value discount	833
Operating lease liabilities	$10,959

At April 30, 2021, the weighted average remaining lease term is 2.8 years, and the weighted average discount rate is 5.24% for the above leases.

The following table is a summary of future minimum rentals on such leases at January 31, 2021 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2022	$5,397
2023	3,690
2024	2,524
2025	1,648
2026	49
Total	13,308
Less: present value discount	994
Operating lease liabilities	$12,314

At January 31, 2021, the weighted average remaining lease term was 3.0 years, and the weighted average discount rate was 5.26% for the above leases.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2021 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts (2)	-	4,480	-	4,480
Total assets	$-	$4,480	$354	$4,834

Commodity futures liability (3)	$-	$1,825	$-	$1,825
11

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2021 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts asset (2)	-	2,144	-	2,144
Total assets	$-	$2,144	$354	$2,498

Commodity futures liability (3)	$-	$1,794	$-	$1,794

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The forward purchase contracts asset is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at April 30, 2021 or January 31, 2021.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2021	January 31, 2021

Land and improvements	$27,437	$27,437
Buildings and improvements	23,702	23,701
Machinery, equipment and fixtures	305,820	305,640
Construction in progress	899	215
	357,858	356,993
Less: accumulated depreciation	(208,791)	(203,807)
Total	$149,067	$153,186
12

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2021	January 31, 2021

Accrued payroll and related items	$1,391	$690
Accrued utility charges	1,873	2,515
Accrued transportation related items	1,560	1,560
Accrued real estate taxes	1,945	1,778
Commodity futures	1,825	1,794
Accrued income taxes	34	55
Other	557	563
Total	$9,185	$8,955

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	April 30, 2021	January 31, 2021	April 30, 2021	January 31, 2021

Commodity futures (1)	$-	$-	$1,825	$1,794
Forward purchase contracts (2)	4,480	2,144	-	-
Total	$4,480	$2,144	$1,825	$1,794

(1) Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 2.6 million bushels of corn at April 30, 2021. These contracts are short/sell positions for approximately 6.9 million bushels of corn at January 31, 2021.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts are for purchases of approximately 9.5 million bushels of corn at April 30, 2021 and 6.4 million bushels of corn at January 31, 2021.

As of April 30, 2021, and January 31, 2021, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of April 30, 2021, and January 31, 2021, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $1,717,000 and approximately $1,657,000 to secure the Company’s derivative position at April 30, 2021 and January 31, 2021, respectively.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized losses (included in net sales and revenue) on derivative financial instruments of approximately $1,126,000 for the first quarter of fiscal year 2021. There were no recognized gains or losses (included in net sales and revenue) on derivative financial instruments during the first quarter of fiscal year 2020.

The Company recognized (losses) gains (included in cost of sales) on derivative financial instruments of approximately $(1,894,000) and approximately $3,144,000 for the first quarter of fiscal years 2021 and 2020, respectively.

Note 9. Investments

The following table summarizes the Company’s equity method investment at April 30, 2021 and January 31, 2021 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	April 30, 2021	January 31, 2021

Big River	10.3%	$30,026	$29,456

Undistributed earnings of the Company’s equity method investee totaled approximately $10.0 million and approximately $9.4 million at April 30, 2021 and January 31, 2021, respectively. The Company did not receive any dividends from its equity method investee in the first quarter of fiscal year 2021 and received dividends of approximately $2.0 million in the first quarter of fiscal year 2020.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2021	2020

Net sales and revenue	$256,416	$197,632
Gross profit (loss)	$1,544	$(5,943)
Income (loss) from continuing operations	$5,535	$(4,626)
Net income (loss)	$5,535	$(4,626)

At April 30, 2021, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $35,864,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.2%. Unrealized gains or losses were insignificant.

At January 31, 2021, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $36,194,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.2%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At April 30, 2021, 473,830 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At April 30, 2021 and January 31, 2021, unrecognized compensation cost related to nonvested restricted stock was approximately $189,000 and $272,000, respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

Three Months Ended April 30, 2021

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2021	19,705	$1,398	1
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2021	19,705	$1,398	1

Three Months Ended April 30, 2020

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2020	28,576	$2,193	2
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2020	28,576	$2,193	1

The above tables include 14,777 and 24,219 non-vested shares at April 30, 2021 and 2020, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 11. Income Taxes

The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three months ended April 30, 2021 and 2020.

The Company’s income tax provision was approximately 0.3% and a benefit of approximately 38.7% for the three months ended April 30, 2021 and 2020, respectively. The fluctuation in the rate results primarily from the production tax credits the Company expects to receive associated with its refined coal segment relative to consolidated pre-tax income or loss. Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. The Company’s income tax benefit for the first quarter of fiscal year 2020 includes approximately $1.4 million related to the lengthening of a net operating loss carryback allowed by the CARES Act.

The Company assessed all available positive and negative evidence to determine whether it expects sufficient future taxable income will be generated to allow for the realization of existing federal deferred tax assets. For the three year period ended April 30, 2021, the Company has a cumulative pre-tax book loss on a comprehensive basis, including the impact of an operation that has historically produced pre-tax book losses, but after tax net income. The Company expects that this entity will cease operations in fiscal year 2021. There is sufficient objectively verifiable income for management to conclude that it is more likely than not that the Company will utilize available federal deferred tax assets prior to their expiration.

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

	Three Months Ended April 30,
	2021	2020

Unrecognized tax benefits, beginning of period	$8,400	$7,370
Changes for prior years’ tax positions	5	1
Changes for current year tax positions	138	-
Unrecognized tax benefits, end of period	$8,543	$7,371

Note 12. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluations of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 9.5 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 666,000 MmBtu (million british thermal units) of natural gas.

One Earth and NuGen have combined sales commitments for approximately 45.4 million gallons of ethanol, approximately 58,000 tons of distillers grains and approximately 14.4 million pounds of non-food grade corn oil.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $0.9 million and approximately $0.3 million in the first quarter of fiscal years 2021 and 2020, respectively.

Note 13. Related-Party Transactions

During the first quarter of fiscal years 2021 and 2020, One Earth and NuGen purchased approximately $16.7 million and approximately $12.3 million, respectively, of corn (and other supplies) from minority equity investors and board members of those subsidiaries. The Company had amounts payable to related parties of approximately $1.3 million and approximately $0.7 million at April 30, 2021 and January 31, 2021, respectively.

During the first quarter of fiscal years 2021 and 2020, the Company recognized commission expense of approximately $36,000 and approximately $(297,000), respectively, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal segment. The Company had accrued liabilities and accounts payable related to the commission expense of approximately $0.1 million at April 30, 2021 and January 31, 2021.

Note 14. Segment Reporting

The Company has two reportable segments: i) ethanol and by-products; and ii) refined coal. The Company evaluates the performance of each reportable segment based on net income attributable to REX common shareholders. Segment profitability measures are determined using the same accounting policies used in the preparations of the consolidated condensed financial statements. The following tables summarize segment and other results and assets (amounts in thousands):

	Three Months Ended
	April 30,
	2021	2020
Net sales and revenue:
Ethanol and by-products	$164,042	$83,235
Refined coal [1]	62	15
Total net sales and revenue	$164,104	$83,250

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

	Three Months Ended
	April 30,
	2021	2020
Segment gross profit (loss):
Ethanol and by-products	$19,477	$(8,223)
Refined coal	(1,675)	(1,107)
Total gross profit (loss)	$17,802	$(9,330)

Income (loss) before income taxes:
Ethanol and by-products	$11,082	$(12,351)
Refined coal	(1,795)	(847)
Corporate and other	(860)	(545)
Total income (loss) before income taxes	$8,427	$(13,743)

(Provision) benefit for income taxes:
Ethanol and by-products	$(2,436)	$4,161
Refined coal	2,195	959
Corporate and other	212	193
Total (provision) benefit for income taxes	$(29)	$5,313

Net income (loss) attributable to REX common shareholders:
Ethanol and by-products	$7,952	$(7,433)
Refined coal	480	150
Corporate and other	(648)	(352)
Net income (loss) attributable to REX common shareholders	$7,784	$(7,635)

Assets:	April 30, 2021	January 31, 2021
Ethanol and by-products	$406,595	$397,281
Refined coal	2,163	2,861
Corporate and other	77,382	79,203
Total assets	$486,140	$479,345

	Three Months Ended
	April 30,
Sales of products, ethanol and by-products segment:	2021	2020
Ethanol	$126,069	$60,597
Dried distillers grains	31,119	18,918
Non-food grade corn oil	5,594	3,188
Modified distillers grains	2,293	457
Derivative financial instruments losses	(1,126)	-
Other	93	75
Total	$164,042	$83,235

Sales of products, refined coal segment:
Refined coal	$62	$15
19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At April 30, 2021, investments in our ethanol business include equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	119.2 M	75.5%	90.0 M
NuGen Energy, LLC	119.6 M	99.5%	119.0 M
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	97.3 M 111.5 M 113.8 M 55.8 M	10.3% 10.3% 5.7% 10.3%	10.0 M 11.5 M 6.5 M 5.7 M
Total	617.2 M		242.7 M

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

Refined Coal

On August 10, 2017, we purchased the entire ownership interest of an entity that owns a refined coal facility, through a 95.35% owned subsidiary, for approximately $12.0 million. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test the effectiveness of our process with respect to emissions reductions every six months through an independent laboratory. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold. We expect to earn credits at the rate of approximately $7.38 per ton of refined coal produced and sold during calendar year 2021. The tax credits can be earned for refined coal produced and sold by our facility through November 18, 2021. Absent the tax credits, our refined coal operations would not be profitable.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We have funded all costs relating to new intellectual property, consultants, research and development, pilot field tests and equipment purchases with respect to the proposed commercialization stage of the technology. To date, we have paid and expensed approximately $2.5 million cumulatively to purchase our ownership interest and fund patent and other expenses. We have not yet tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2021, we did not change any of our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 12, 2021.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2021” means the period February 1, 2021 to January 31, 2022.

Results of Operations

Trends and Uncertainties

In recent years, operating results in our ethanol and by-products segment have been, at times affected by a weak margin environment including such factors as higher costs for corn, lower availability of local corn, lower ethanol demand and the EPA granting small refiner waivers.

During the early months of 2020, COVID-19 spread into the United States and other countries. In an effort to contain the spread of this virus, there were various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. This led to reduced demand for gasoline and ethanol, and consequently, historically low ethanol pricing. As a result, we idled our NuGen and One Earth ethanol plants in March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in late May of 2020 and at NuGen in late June of 2020. In addition, actions by the Federal Reserve related to the COVID-19 outbreak, reduced interest rates. Given the amount of cash and short-term investments we have, this could significantly reduce our interest income in future periods, depending on the length of time interest rates remain at these levels. The impacts of the COVID-19 outbreak on our business operations, including the duration and impact on ethanol demand, cannot be reasonably estimated at this time, although a prolonged production stoppage at our plants would have a material adverse impact on our results of operations, financial condition and cash flows in future periods.

Congress passed the CARES Act in March 2020, which provided the United States department of Agriculture (“USDA”) with additional funding for the “Commodity Credit Corporation (“CCC”). The USDA is using this additional funding to provide direct payments to farmers, including farmers that we purchase corn from. Such direct payments to farmers could cause them to delay marketing decisions. Consequently, this could reduce the supply of corn and result in a price increase for what we pay for corn. In addition, China has been purchasing large quantities of corn, which has led to higher prices for corn. We have experienced an increase in the local basis paid for corn during the first quarter of fiscal year 2021.

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and was to remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. On December 19, 2019, the EPA announced the final 2020 renewable volume obligation for conventional ethanol, which met the 15.0 billion gallons congressional target. The EPA has missed its deadline and has not yet released a draft renewable volume obligation rule for the 2021 volumes. On April 15, 2020, five state Governors sent a letter to the EPA requesting a general waiver from RFS II due to the drop in demand caused by COVID-19 travel restrictions. On October 21, 2020, 15 U.S. Senators sent a letter to the EPA requesting a general waiver from RFS II to reduce the 2021 renewable volume obligation, citing the reduced demand for fuels due to COVID-19. It is unclear when the renewable volume obligation for 2021 will be released.

Throughout fiscal year 2020 and the first quarter of fiscal year 2021, operating results in our refined coal segment were affected by inconsistent utility plant demand (our only customer). We expect to cease these operations and earning the resulting production tax credits by November 18, 2021.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

Comparison of Three Months Ended April 30, 2021 and 2020

The following sections discuss the results of operations for each of our business segments and corporate and other. Amounts in the corporate and other category include activities that are not separately reportable or related to a segment. We have two reportable segments: i) ethanol and by-products; and ii) refined coal. We evaluate the performance of each reportable segment using net income attributable to REX common shareholders. Segment profitability measures are determined using the same accounting policies used in the preparation of the consolidated financial statements. The following tables summarizes segment and other results (amounts in thousands):

	Three Months Ended
	April 30,
	2021	2020
Net sales and revenue:
Ethanol and by-products	$164,042	$83,235
Refined coal [1]	62	15
Total net sales and revenue	$164,104	$83,250

[1]	We record sales in the refined coal segment net of the cost of coal as we purchase the coal feedstock from the customer to which refined coal is sold.

Segment gross profit (loss):
Ethanol and by-products	$19,477	$(8,223)
Refined coal	(1,675)	(1,107)
Total gross profit (loss)	$17,802	$(9,330)

Income (loss) before income taxes:
Ethanol and by-products	$11,082	$(12,351)
Refined coal	(1,795)	(847)
Corporate and other	(860)	(545)
Total income (loss) before income taxes	$8,427	$(13,743)

(Provision) benefit for income taxes:
Ethanol and by-products	$(2,436)	$4,161
Refined coal	2,195	959
Corporate and other	212	193
Total (provision) benefit for income taxes	$(29)	$5,313
24

	Three Months Ended
	April 30,
	2021	2020
Net income (loss) attributable to REX common shareholders:
Ethanol and by-products	$7,952	$(7,433)
Refined coal	480	150
Corporate and other	(648)	(352)
Net income (loss) attributable to REX common shareholders	$7,784	$(7,635)

The following table summarizes net sales and revenue from the ethanol and by-products segment (amounts in thousands):

	Three Months Ended
	April 30,
	2021	2020

Ethanol	$126,069	$60,597
Dried distillers grains	31,119	18,918
Non-food grade corn oil	5,594	3,188
Modified distillers grains	2,293	457
Derivative financial instruments losses	(1,126)	-
Other	93	75
Total	$164,042	$83,235
25

The following table summarizes selected data from the ethanol and by-products segment:

	Three Months Ended
	April 30,
	2021	2020

Average selling price per gallon of ethanol (net of hedging)	$1.79	$1.25
Gallons of ethanol sold (in millions)	70.0	48.3
Average selling price per ton of dried distillers grains	$208.92	$145.64
Tons of dried distillers grains sold	148,951	129,895
Average selling price per pound of non-food grade corn oil	$0.33	$0.25
Pounds of non-food grade corn oil sold (in millions)	17.1	12.8
Average selling price per ton of modified distillers grains	$71.54	$65.82
Tons of modified distillers grains sold	32,060	6,941
Average cost per bushel of grain	$5.16	$3.93
Average cost of natural gas (per MmBtu)	$3.18	$3.93

Net sales and revenue in the quarter ended April 30, 2021 increased approximately 97% compared to the prior year’s first quarter. We had significantly lower production and sales volumes in our ethanol and by-products segment during fiscal year 2020, which related primarily to operations at NuGen as diminished local availability of corn, the effects of the COVID-19 outbreak and lower ethanol pricing resulted in the idling of the NuGen ethanol plant in March of 2020. Both of our consolidated plants produced at or near capacity during the first quarter of fiscal year 2021.

Ethanol sales increased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 as the number of gallons sold increased 45% and the average selling price per gallon increased 43% over the prior year first quarter. The increase in the ethanol selling price resulted primarily from an increase in demand and an increase in commodity prices.

Dried distillers grains sales increased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 as the number of tons sold increased 15% and the average selling price per ton increased 43% over the prior year first quarter. The increase in the dried distillers grains selling price resulted primarily from an increase in corn prices as dried distillers grains prices often follow corn pricing.

Non-food grade corn oil sales increased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 as the number of pounds sold increased 34% and the average selling price per pound increased 32% over the prior year first quarter. The increase in the non-food grade corn oil selling price resulted primarily from an increase in demand from the biodiesel industry.

Modified distillers grains sales increased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 as the number of tons sold increased 362% and the average selling price per ton increased 9% over the prior year first quarter. The increase in the modified distillers grains selling price resulted primarily from an increase in corn prices.

Losses on derivative financial instruments, included in net sales and revenue, of approximately $1.1 million in the first quarter of fiscal year 2021 related to our risk management activities and were impacted by the significant increase in ethanol prices during that quarter. There were no gains or losses on derivative financial instruments during the first quarter of fiscal year 2020.

Gross profit for the first quarter of fiscal year 2021 increased approximately $27.1 million compared to the prior year’s first quarter. This was primarily caused by significantly higher production and sales volumes in our ethanol and by-products segment during the first quarter of fiscal year 2021 compared to the depressed levels during the first quarter of fiscal year 2020 discussed above. The crush spread for the first quarter of fiscal year 2021 was approximately $0.04 per gallon of ethanol sold compared to $(0.08) per gallon of ethanol sold during the first quarter of fiscal year 2020. The selling price per gallon of ethanol sold increased 43% for the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020, outpacing the 31% increase in the cost per bushel of corn during the same periods. In addition, higher sales volumes and prices of by-products contributed to the increase in gross profit during the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020. During the first quarter of fiscal year 2020 the impact from the COVID-19 outbreak and lower oil pricing resulted in lower ethanol and corn pricing which severely impacted operations and resulted in the large gross loss.

Grain accounted for approximately 84% ($121.8 million) of our cost of sales during the first quarter of fiscal year 2021 compared to approximately 75% ($65.8 million) during the first quarter of fiscal year 2020. Natural gas accounted for approximately 3% ($3.6 million) of our cost of sales during the first quarter of fiscal year 2021 compared to approximately 6% ($5.4 million) during the first quarter of fiscal year 2020. The grain increase was primarily attributable to the higher production levels in the first quarter of fiscal year 2021 compared to the depressed production levels in the first quarter of fiscal year 2020 and the significant rise in corn prices during the first quarter of fiscal year 2021. The natural gas decrease was primarily attributable to gains realized on the sales of unused natural gas during the first quarter of fiscal year 2021. The sales were a result of unusual and significant increases in the spot price of natural gas during portions of the first quarter of fiscal year 2021 which resulted in an opportunity for us to sell forward natural gas purchases at a gain.

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

SG&A expenses were approximately $10.0 million for the first quarter of fiscal year 2021, significantly higher than the approximately $4.6 million of expenses for the first quarter of fiscal year 2020. A majority of the increase results from higher shipping costs as more sales contracts in our ethanol and by-products segment provided for shipping to be paid by us in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020.

During the first quarter of fiscal year 2021, we recognized income of approximately $0.6 million compared to a loss of approximately $0.5 million for the first quarter of fiscal year 2020, from our equity investment in Big River, which is included in our ethanol and by-products segment results. Big River has interests in four ethanol production plants that shipped approximately 378 million gallons in the trailing twelve months ended April 30, 2021 and has an effective ownership of ethanol gallons shipped for the same period of approximately 328 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $43,000 for the first quarter of fiscal year 2021 versus approximately $669,000 for the first quarter of fiscal year 2020. Interest income decreased as yields on our excess cash decreased in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020.

As a result of the foregoing, income before income taxes was approximately $8.4 million for the first quarter of fiscal year 2021 versus loss of approximately $13.7 million for the first quarter of fiscal year 2020.

We determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three months ended April 30, 2021 and 2020. Our tax provision was approximately 0.3% for the three months ended April 30, 2021 versus a benefit of approximately 38.7% for the three months ended April 30, 2020. The fluctuation in the rate results primarily from the production tax credits we expect to receive associated with our refined coal segment relative to pre-tax income or loss. Our income tax benefit for the first quarter of fiscal year 2020 includes approximately $1.4 million related to the lengthening of a net operating loss carryback allowed by the CARES Act.

As a result of the foregoing, net income was approximately $8.4 million for the first quarter of fiscal year 2021 compared to net loss of approximately $8.4 million for the first quarter of fiscal year 2020.

(Income) loss related to noncontrolling interests was approximately $(0.6) million and approximately $0.8 million during the first quarter of fiscal years 2021 and 2020, respectively. These amounts represent the other owners’ share of the income or loss of NuGen, One Earth and the refined coal entity.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2021 was approximately $7.8 million, an increase of approximately $15.4 million from net loss attributable to REX common shareholders of approximately $7.6 million for the first quarter of fiscal year 2020.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $13.6 million for the first quarter of fiscal year 2021, compared to cash used of approximately $0.3 million for the first quarter of fiscal year 2020. For the first quarter of fiscal year 2021, cash was provided by net income of approximately $8.4 million, adjusted for non-cash items of approximately $6.4 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. An increase in the balance of accounts receivable used cash of approximately $7.8 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen in addition to higher sales. Inventories decreased by approximately $11.2 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods. An increase in the balance of other assets of approximately $2.2 million primarily relates to increases in the carrying value of forward purchase contracts recorded at fair value as commodity price increased significantly during the first quarter of fiscal year 2021. A decrease in the balance of accounts payable used cash of approximately $1.0 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $1.4 million, which was primarily a result of operating lease payments.

Net cash used in operating activities was approximately $0.3 million for the first quarter of fiscal year 2020. For the first quarter of fiscal year 2020, cash was used by a net loss of approximately $8.4 million, adjusted for non-cash items of approximately $5.3 million, which consisted of depreciation, amortization of operating lease right-of-use assets, loss from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $2.0 million during the first quarter of fiscal year 2020. A decrease in the balance of accounts receivable provided cash of approximately $10.2 million, which was primarily a result of idling production at the NuGen facility during the first quarter of fiscal year 2020. Inventories decreased by approximately $8.4 million, which was primarily a result of lower of cost or net realizable value writedowns, the timing of receipt of raw materials, plant shutdowns and the shipment of finished goods. An increase in the balance of other assets of approximately $3.8 million primarily relates to a net operating loss we intended to carry back for federal income tax purposes. A decrease in the balance of accounts payable used cash of approximately $11.9 million, which was primarily a result of the timing of inventory receipts, vendor payments and idling production at the NuGen facility during the first quarter of fiscal year 2020. A decrease in the balance of other liabilities used cash of approximately $2.0 million, which was primarily a result of payments of operating leases and incentive compensation.

At April 30, 2021, working capital was approximately $240.2 million, compared to approximately $228.0 million at January 31, 2021. The ratio of current assets to current liabilities was 9.1 to 1 at April 30, 2021 and 8.4 to 1 at January 31, 2021.

Cash of approximately $0.9 million was used in investing activities for the first quarter of fiscal year 2021, compared to approximately $11.4 million during the first quarter of fiscal year 2020. During the first quarter of fiscal year 2021, we had capital expenditures of approximately $1.3 million, primarily for improvements at the One Earth and NuGen facilities. We expect capital expenditures to be in the range of approximately $5.0 million to $8.0 million for the remainder of fiscal year 2021. During the first quarter of fiscal year 2021, we purchased certificates of deposit (classified as short-term investments) of approximately $25.9 million. During the first quarter of fiscal year 2021, certificates of deposit (classified as short-term investments) of approximately $26.3 million matured. The certificates of deposit, both matured and sold, had maturities of less than one year. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $11.4 million was used in investing activities for the first quarter of fiscal year 2020. During the first quarter of fiscal year 2020, we had capital expenditures of approximately $4.7 million, primarily for the purchase of land at One Earth Energy. During the first quarter of fiscal year 2020, we purchased certificates of deposit (classified as short-term investments) of approximately $19.2 million. During the first quarter of fiscal year 2020, certificates of deposit (classified as short-term investments) of approximately $12.8 million matured.

Cash used in financing activities for the first quarter of fiscal year 2021 was insignificant compared to approximately $3.9 million for the first quarter of fiscal year 2020. During the first quarter of fiscal year 2020, we used cash of approximately $3.9 million to purchase approximately 78,000 shares of our common stock in open market transactions.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 34,000 shares at April 30, 2021. We also plan to seek and evaluate investment opportunities including ethanol and/or energy related, carbon dioxide related, agricultural or other ventures we believe fit our investment criteria in addition to investing in highly liquid short-term securities.

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

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the effect of pandemics such as COVID-19 on the Company’s business operations, including impacts on supplies, demand, personnel and other factors, the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline, natural gas, logistical delays, our ethanol and refined coal plants operating efficiently and according to forecasts and projections, changes in the international, national or regional economies, weather, results of income tax audits, changes in income tax laws or regulations and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and exchange traded commodity futures contracts. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on April 30, 2021 is as follows (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	280,000	Gallons	$56,430
Corn	100,000	Bushels	$58,823
Distillers Grains	745	Tons	$13,670
Non-food grade Corn Oil	72,300	Pounds	$ 2,054
Natural Gas	7,400	MmBtu	$ 1,727

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

Item 1A. Risk Factors

During the quarter ended April 30, 2021, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in iXBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	May 28, 2021

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	May 28, 2021
33