Form 10-Q
period 2021-07-31
REX AMERICAN RESOURCES Corp
filed 2021-09-03
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

Yes ☐ No ☒

At the close of business on September 2, 2021 the registrant had 5,970,938 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	July 31, 2021	January 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$154,312	$144,501
Short-term investments	33,282	36,194
Restricted cash	6,758	1,657
Accounts receivable	29,521	19,713
Inventory	41,759	37,880
Refundable income taxes	6,892	6,020
Prepaid expenses and other	12,175	12,785
Total current assets	284,699	258,750
Property and equipment, net	145,078	153,186
Operating lease right-of-use assets	13,211	12,678
Deferred taxes and other assets	30,649	25,275
Equity method investment	31,870	29,456
Total assets	$505,507	$479,345

Liabilities and equity:
Current liabilities:
Accounts payable, trade (includes $2.5 million and $0.7 million with related parties at July 31, 2021 and January 31, 2021, respectively)	$22,041	$16,907
Current operating lease liabilities	5,380	4,875
Accrued expenses and other current liabilities (includes $0.1 million with related parties at July 31, 2021 and January 31, 2021)	11,274	8,955
Total current liabilities	38,695	30,737
Long-term liabilities:
Deferred taxes	4,030	3,713
Long-term operating lease liabilities	7,534	7,439
Other long-term liabilities	1,951	273
Total long-term liabilities	13,515	11,425
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	149,263	149,110
Retained earnings	605,646	589,986
Treasury stock	(355,936)	(354,612)
Total REX shareholders’ equity	399,272	384,783
Noncontrolling interests	54,025	52,400
Total equity	453,297	437,183
Total liabilities and equity	$505,507	$479,345

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Net sales and revenue	$195,843	$39,327	$359,947	$122,577
Cost of sales (includes $20,650 and $4,887 with related parties for the quarters ended July 31, 2021 and 2020, respectively, and $37,383 and $17,159 with related parties for the six months ended July 31, 2021 and 2020, respectively)	184,769	40,658	331,071	133,238

Gross profit (loss)	11,074	(1,331)	28,876	(10,661)
Selling, general and administrative expenses (includes $154 and $152 with related parties for the quarters ended July 31, 2021 and 2020, respectively, and $191 and $(145) with related parties for the six months ended July 31, 2021 and 2020, respectively)	(6,582)	(4,438)	(16,570)	(9,043)
Equity in income (loss) of unconsolidated affiliates	1,844	(507)	2,414	(984)
Interest and other income, net	39	197	82	866

Income (loss) before income taxes	6,375	(6,079)	14,802	(19,822)
Benefit for income taxes	3,677	4,046	3,648	9,359

Net income (loss)	10,052	(2,033)	18,450	(10,463)
Net (income) loss attributable to noncontrolling interests	(2,176)	285	(2,790)	1,080

Net income (loss) attributable to REX common shareholders	$7,876	$(1,748)	$15,660	$(9,383)

Weighted average shares outstanding – basic and diluted	6,011	6,216	6,010	6,261

Basic and diluted net income (loss) per share attributable to REX common shareholders	$1.31	$(0.28)	$2.61	$(1.50)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Six Months Ended July 31, 2021 and 2020

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2021	29,853	$299	23,861	$(354,612)	$149,110	$589,986	$52,400	$437,183

Net income						7,784	614	8,398

Noncontrolling interests distribution and other							(75)	(75)

Capital contributions							68	68

Issuance of equity awards and stock based compensation expense	-	-	-	8	34	-	-	42

Balance at April 30, 2021	29,853	299	23,861	(354,604)	149,144	597,770	53,007	445,616

Net income						7,876	2,176	10,052

Treasury stock acquired			17	(1,356)				(1,356)

Noncontrolling interests distribution and other							(1,229)	(1,229)

Capital contributions							71	71

Issuance of equity awards and stock based compensation expense	-	-	(12)	24	119	-	-	143

Balance at July 31, 2021	29,853	$299	23,866	$(355,936)	$149,263	$605,646	$54,025	$453,297

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

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$18,450	$(10,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,451	10,491
Amortization of operating lease right-of-use assets	2,734	2,691
(Income) loss from equity method investments	(2,414)	984
Dividends received from equity method investee	-	2,005
Interest income from investments	(27)	(179)
Deferred income tax	(4,741)	(4,784)
Stock based compensation expense	567	80
Gain on sale of property and equipment – net	(3)	(22)
Changes in assets and liabilities:
Accounts receivable	(9,808)	3,225
Inventories	(3,879)	5,251
Refundable income taxes	(872)	(4,591)
Other assets	293	(481)
Accounts payable, trade	5,457	(10,301)
Other liabilities	949	(2,940)
Net cash provided by (used in) operating activities	17,157	(9,034)
Cash flows from investing activities:
Capital expenditures	(2,693)	(5,692)
Purchase of short-term investments	(49,281)	(45,450)
Sale of short-term investments	52,220	39,046
Proceeds from sale of real estate and property and equipment	30	-
Other	-	(259)
Net cash provided by (used in) investing activities	276	(12,355)
Cash flows from financing activities:
Treasury stock acquired	(1,356)	(5,590)
Payments to noncontrolling interests holders	(1,304)	(157)
Capital contributions from minority investor	139	23
Net cash used in financing activities	(2,521)	(5,724)

Net increase (decrease) in cash, cash equivalents and restricted cash	14,912	(27,113)
Cash, cash equivalents and restricted cash, beginning of period	146,158	180,771
Cash, cash equivalents and restricted cash, end of period	$161,070	$153,658

Non cash investing activities – Accrued capital expenditures	$67	$22
Non cash financing activities – Stock awards accrued	$482	$-
Non cash financing activities – Stock awards issued	$100	$240
Right-of-use assets acquired and liabilities incurred upon lease execution	$3,267	$1,863
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$154,312	$152,708
Restricted cash	6,758	950
Total cash, cash equivalents and restricted cash	$161,070	$153,658

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2021

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

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $1,561,000 and $839,000 in the second quarter of fiscal years 2021 and 2020, respectively and approximately $7,156,000 and $2,162,000 in the first six months of fiscal years 2021 and 2020, respectively.

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

Income Taxes

The Company determined that small changes in estimated “ordinary” income could result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2021 and 2020.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of $1.9 million and received no refunds of income taxes during the six months ended July 31, 2021. The Company paid income taxes of approximately $0.3 million and received refunds of income taxes of approximately $0.3 million during the six months ended July 31, 2020.

As of July 31, 2021, and January 31, 2021, total unrecognized tax benefits were approximately $8,655,000 and $8,380,000, respectively. Accrued penalties and interest were approximately $30,000 and approximately $20,000 at July 31, 2021 and January 31, 2021, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $8.6 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products and refined coal. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $1.3 million and approximately $1.0 million of inventory write-downs in cost of sales at July 31, 2021 and January 31, 2021, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	July 31, 2021	January 31, 2021

Ethanol and other finished goods	$15,986	$18,346
Work in process	6,451	4,374
Grain and other raw materials	19,322	15,160
Total	$41,759	$37,880

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 5 to 40 years for buildings and improvements, and 2 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment during the first six months of fiscal year 2021, thus there were no impairment charges in the first six months of fiscal year 2021. During fiscal year 2020, the Company concluded that the impact of the coronavirus (” COVID-19”) pandemic on the ethanol industry and the Company’s operating results was an indicator that impairment may exist related to certain of its long-lived assets. As a result, the Company performed a recoverability test and determined that there was no impairment for fiscal year 2020. There were no impairment charges in the first six months of fiscal year 2020.

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

Note 4. Leases

At July 31, 2021, the Company has lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020

Operating lease expense	$1,565	$1,548	$3,115	$3,234
Variable lease expense	520	207	564	338
Total lease expense	$2,085	$1,755	$3,679	$3,572

The following table is a summary of future minimum rentals on such leases at July 31, 2021 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2022	$3,015
2023	4,836
2024	3,670
2025	2,221
2026	49
Total	13,791
Less: present value discount	877
Operating lease liabilities	$12,914

At July 31, 2021, the weighted average remaining lease term is 2.7 years, and the weighted average discount rate is 4.88% for the above leases.

The following table is a summary of future minimum rentals on such leases at January 31, 2021 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2022	$5,397
2023	3,690
2024	2,524
2025	1,648
2026	49
Total	13,308
Less: present value discount	994
Operating lease liabilities	$12,314
13

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2021 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Commodity futures asset (2)	-	784	-	784
Forward purchase contracts (2)	-	673	-	673
Total assets	$-	$1,457	$354	$1,811

Commodity futures liability (3)	$-	$4,590	$-	$4,590
14

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2021 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts asset (2)	-	2,144	-	2,144
Total assets	$-	$2,144	$354	$2,498

Commodity futures liability (3)	$-	$1,794	$-	$1,794

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The forward purchase contracts and commodity futures assets are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at July 31, 2021 or January 31, 2021.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2021	January 31, 2021

Land and improvements	$27,437	$27,437
Buildings and improvements	23,701	23,701
Machinery, equipment and fixtures	306,514	305,640
Construction in progress	1,173	215
	358,825	356,993
Less: accumulated depreciation	(213,747)	(203,807)
Total	$145,078	$153,186
15

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2021	January 31, 2021

Accrued payroll and related items	$1,882	$690
Accrued utility charges	2,708	2,515
Accrued transportation related items	204	1,560
Accrued real estate taxes	1,220	1,778
Commodity futures	4,590	1,794
Accrued income taxes	51	55
Other	619	563
Total	$11,274	$8,955

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	July 31, 2021	January 31, 2021	July 31, 2021	January 31, 2021

Commodity futures (1)	$784	$-	$4,590	$1,794
Forward purchase contracts (2)	673	2,144	-	-
Total	$1,457	$2,144	$4,590	$1,794

(1) Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 8.6 million bushels of corn at July 31, 2021. These contracts are short/sell positions for approximately 6.9 million bushels of corn at January 31, 2021. Commodity futures assets are included in prepaid expenses and other assets. These contracts are long/buy positions for approximately 5.8 million bushels of corn at July 31, 2021. There were no long/buy positions at January 31, 2021.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts are for purchases of approximately 10.6 million bushels of corn at July 31, 2021 and 6.4 million bushels of corn at January 31, 2021.

As of July 31, 2021, and January 31, 2021, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparty. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of July 31, 2021, and January 31, 2021, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $6,758,000 and approximately $1,657,000 to secure the Company’s derivative position at July 31, 2021 and January 31, 2021, respectively.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized losses (included in net sales and revenue) on derivative financial instruments of approximately $1,638,000 and $298,000 for the second quarter of fiscal years 2021 and 2020, respectively. The Company recognized losses (included in net sales and revenue) on derivative financial instruments of approximately $2,764,000 and $298,000 for the first six months of fiscal years 2021 and 2020, respectively.

The Company recognized losses (included in cost of sales) on derivative financial instruments of approximately $6,142,000 and approximately $4,613,000 for the second quarter of fiscal years 2021 and 2020, respectively. The Company recognized losses (included in cost of sales) on derivative financial instruments of approximately $8,036,000 and approximately $1,758,000 for the first six months of fiscal years 2021 and 2020, respectively.

Note 9. Investments

The following table summarizes the Company’s equity method investment at July 31, 2021 and January 31, 2021 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	July 31, 2021	January 31, 2021

Big River	10.3%	$31,870	$29,456

Undistributed earnings of the Company’s equity method investee totaled approximately $11.8 million and approximately $9.4 million at July 31, 2021 and January 31, 2021, respectively. The Company did not receive any dividends from its equity method investee in the first six months of fiscal year 2021 and received dividends of approximately $2.0 million in the first six months of fiscal year 2020.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Net sales and revenue	$363,383	$130,126	$619,799	$327,758
Gross profit (loss)	$19,357	$3,565	$20,901	$(2,378)
Income (loss) from continuing operations	$17,877	$(4,914)	$23,412	$(9,540)
Net income (loss)	$17,877	$(4,914)	$23,412	$(9,540)

At July 31, 2021, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $33,282,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.1%. Unrealized gains or losses were insignificant.

At January 31, 2021, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $36,194,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.2%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At July 31, 2021, 471,027 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At July 31, 2021 and January 31, 2021, unrecognized compensation cost related to nonvested restricted stock was approximately $155,000 and $272,000, respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Six Months Ended July 31, 2021

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2021	19,705	$1,398	1
Granted	2,803	275
Forfeited	-	-
Vested	12,447	900

Non-Vested at July 31, 2021	10,061	$773	2

	Six Months Ended July 31, 2020

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2020	28,576	$2,193	2
Granted	6,158	416
Forfeited	-	-
Vested	15,029	1,211

Non-Vested at July 31, 2020	19,705	$1,398	2

The above tables include 5,714 and 14,777 non-vested shares at July 31, 2021 and 2020, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 11. Income Taxes

The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2021 and 2020.

The Company’s income tax benefit was approximately $3.7 million and approximately $4.0 million for the three months ended July 31, 2021 and 2020, respectively. The Company’s income tax benefit was approximately $3.6 million and approximately $9.4 million for the six months ended July 31, 2021 and 2020, respectively. We had a higher benefit in the prior year periods based upon pre-tax losses for those periods versus pre-tax income in the current periods. The benefit is also largely impacted by the level of tax credits generated from the refined coal operation. Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. In addition, the Company’s income tax benefit for the first six months of fiscal year 2020 includes approximately $1.8 million related to the lengthening of a net operating loss carryback allowed by the CARES Act.

The Company assessed all available positive and negative evidence to determine whether it expects sufficient future taxable income will be generated to allow for the realization of existing federal deferred tax assets. For the three year period ended July 31, 2021, the Company has a cumulative pre-tax book loss on a comprehensive basis, including the impact of an operation that has historically produced pre-tax book losses, but after tax net income. The Company expects that this entity will cease operations by November 18, 2021. There is sufficient objectively verifiable income for management to conclude that it is more likely than not that the Company will utilize available federal deferred tax assets prior to their expiration.

The Company files a U.S. federal income tax return and various state income tax returns. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2014 and prior. The Company is currently undergoing a federal income tax examination for the years ended January 31, 2015 through January 31, 2020.

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

	Six Months Ended July 31,
	2021	2020

Unrecognized tax benefits, beginning of period	$8,400	$7,370
Changes for prior years’ tax positions	10	(53)
Changes for current year tax positions	275	-
Unrecognized tax benefits, end of period	$8,685	$7,317

Note 12. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsels’ evaluations of any such action(s),

management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 10.6 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 639,000 MmBtu (million british thermal units) of natural gas.

One Earth and NuGen have combined sales commitments for approximately 31.7 million gallons of ethanol, approximately 46,000 tons of distillers grains and approximately 9.6 million pounds of non-food grade corn oil.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $2.2 million and approximately $1.1 million in the second quarter of fiscal years 2021 and 2020, respectively. Such fees totaled approximately $3.1 million and approximately $1.4 million for the six months ended July 31, 2021 and 2020, respectively.

Note 13. Related-Party Transactions

During the second quarters of fiscal years 2021 and 2020, One Earth and NuGen purchased approximately $20.7 million and approximately $4.9 million, respectively, of corn (and other supplies) from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $37.4 million and approximately $17.2 million for the six months ended July 31, 2021 and 2020, respectively. The Company had amounts payable to related parties of approximately $2.5 million and approximately $0.7 million at July 31, 2021 and January 31, 2021, respectively.

During each of the second quarters of fiscal years 2021 and 2020, the Company recognized commission expense of approximately $0.2 million, payable to the minority investor in the refined coal entity. During the first six months of fiscal years 2021 and 2020, the company recognized commission expense of approximately $0.2 million and income of approximately $0.1 million, respectively. The commission expense is associated with the refined coal segment. The Company had accrued liabilities and accounts payable related to the commission expense of approximately $0.1 million at July 31, 2021 and January 31, 2021.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net sales and revenue:
Ethanol and by-products	$195,678	$39,242	$359,720	$122,477
Refined coal [1]	165	85	227	100
Total net sales and revenue	$195,843	$39,327	$359,947	$122,577

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Segment gross profit (loss):
Ethanol and by-products	$14,155	$553	$33,631	$(7,670)
Refined coal	(3,081)	(1,884)	(4,755)	(2,991)
Total gross profit (loss)	$11,074	$(1,331)	$28,876	$(10,661)

Income (loss) before income taxes:
Ethanol and by-products	$10,732	$(3,259)	$21,820	$(15,610)
Refined coal	(3,455)	(2,118)	(5,260)	(2,965)
Corporate and other	(902)	(702)	(1,758)	(1,247)
Total income (loss) before income taxes	$6,375	$(6,079)	$14,802	$(19,822)

(Provision) benefit for income taxes:
Ethanol and by-products	$(1,985)	$893	$(4,423)	$5,054
Refined coal	5,441	2,919	7,639	3,878
Corporate and other	221	234	432	427
Total benefit for income taxes	$3,677	$4,046	$3,648	$9,359
22

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net income (loss) (net of noncontrolling interests):
Ethanol and by-products	$6,418	$(2,178)	$14,374	$(9,611)
Refined coal	2,139	898	2,612	1,048
Corporate and other	(681)	(468)	(1,326)	(820)
Net income (loss) attributable to REX common shareholders	$7,876	$(1,748)	$15,660	$(9,383)

Assets:	July 31, 2021	January 31, 2021
Ethanol and by-products	$424,470	$397,281
Refined coal	1,540	2,861
Corporate and other	79,497	79,203
Total assets	$505,507	$479,345

	Three Months Ended July 31,		Six Months Ended July 31,
Sales of products, ethanol and by-products segment:	2021	2020	2021	2020
Ethanol	$153,990	$32,524	$280,059	$93,121
Dried distillers grains	31,573	5,480	62,691	24,398
Non-food grade corn oil	9,813	1,313	15,407	4,501
Modified distillers grains	1,934	209	4,227	666
Derivative financial instruments losses	(1,638)	(298)	(2,764)	(298)
Other	6	14	100	89
Total	$195,678	$39,242	$359,720	$122,477
Sales of products, refined coal segment:
Refined coal	$165	$85	$227	$100
23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At July 31, 2021, investments in our ethanol business include equity investments in three ethanol limited liability companies, two of which we have a majority ownership interest in. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	143.9 M	75.6%	108.8 M
NuGen Energy, LLC	137.4 M	99.7%	137.0 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	108.5 M	10.3%	11.2 M
Big River Resources Galva, LLC	119.6 M	10.3%	12.3 M
Big River United Energy, LLC	126.4 M	5.7%	7.2 M
Big River Resources Boyceville, LLC	62.6 M	10.3%	6.5 M
Total	698.4 M		283.0 M

Our ethanol operations and the results thereof are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy and foreign trade. Because the market prices of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains, soybean meal prices, and the results of federal policy decisions and trade negotiations can impact ethanol and distillers grains prices), at times ethanol and distillers grains prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol or distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and corn oil sale contracts and commodity futures

24

agreements, as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price ethanol contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts, in conjunction with certain of our grain procurement activities.

Refined Coal

On August 10, 2017, we purchased the entire ownership interest of an entity that owns a refined coal facility, along with a minority partner, for approximately $12.0 million. We own 95.35% of the entity. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we are required to test the effectiveness of our process with respect to emissions reductions every six months through an independent laboratory. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold. We expect to earn credits at the rate of approximately $7.38 per ton of refined coal produced and sold during calendar year 2021. The tax credits can be earned for refined coal produced and sold by our facility through November 18, 2021. Absent the tax credits, our refined coal operations would not be profitable and we expect to cease operations at that time. At the conclusion of the operations we are obligated to remove the equipment from the site but do not expect the cost to be significant.

The refined coal facility is located at the site of a utility-owned electrical generating power station, which is our refined coal operation’s sole customer. Refined coal production and sales vary depending on fluctuations in demand from the site host utility, which generally changes based upon weather conditions in the geographic markets, competing energy prices, lack of supplies and the state of the local economy. We have contracted with an experienced third party to operate and maintain the refined coal facility and to provide us with management reporting and operating data as required. We do not have any employees on site at the refined coal facility.

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

25

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

Critical Accounting Policies and Estimates

During the three months ended July 31, 2021, we did not change any of our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 12, 2021.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2021” means the period February 1, 2021 to January 31, 2022.

Results of Operations

Trends and Uncertainties

In recent years, operating results in our ethanol and by-products segment have been, at times affected by a weak margin environment including such factors as higher costs for corn, including increased basis over index pricing, lower availability of local corn, lower ethanol demand and the EPA granting small refiner waivers.

During the early months of 2020, COVID-19 spread into the United States and other countries. In an effort to contain the spread of this virus, there were various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. This led to reduced demand for gasoline and ethanol, which consequently resulted in historically low ethanol pricing. As a result, we idled our NuGen and One Earth ethanol plants in March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in late May of 2020 and at NuGen in late June of 2020. In addition, actions by the Federal Reserve related to the COVID-19 outbreak, reduced interest rates. Given the amount of cash and short-term investments we have, this has reduced our interest income and could continue in future periods, depending on the length of time interest rates remain at these levels. The impacts of the COVID-19 outbreak on our business operations, including the recent Delta variant, cannot be reasonably estimated at this time, although a prolonged production stoppage at our plants could have a material adverse impact on our results of operations, financial condition and cash flows in future periods.

26

Congress passed the CARES Act in March 2020, which provided the United States department of Agriculture (“USDA”) with additional funding from the “Commodity Credit Corporation. The USDA is using this additional funding to provide direct payments to farmers, including farmers that we purchase corn from. Such direct payments to farmers could cause further delays in marketing decisions. Consequently, this could reduce the supply of available corn and could result in a price increase. In addition, China has been purchasing large quantities of corn, which has led to higher prices for corn. We have experienced an increase in the local basis price paid over Chicago Board of Trade for corn during the first six months of fiscal year 2021.

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. When it was originally established by Congress, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and was to remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. On December 19, 2019, the EPA announced the final 2020 renewable volume obligation for conventional ethanol, which met the 15.0 billion gallons congressional target. The EPA has missed its deadline and has not yet released a draft renewable volume obligation rule for the 2021 volumes. On April 15, 2020, five state Governors sent a letter to the EPA requesting a general waiver of the RFS II requirements due to the drop in demand caused by COVID-19 travel restrictions. On October 21, 2020, 15 U.S. Senators sent a letter to the EPA requesting a general waiver of the RFS II requirements to reduce the 2021 renewable volume obligation, citing the reduced demand for fuels due to COVID-19.

On June 25, 2021, the Supreme Court of the United States ruled in favor of small refiners and reversed a portion of the decision by the U.S. Court of Appeals for the 10th Circuit on small refiner waivers (SRWs). It only reversed the interpretation of “extension” of a waiver but not the economic hardship portion of the decision. It remains unclear how the Supreme Court decision may impact the EPA’s handling of SRWs.

Throughout fiscal year 2020 and the first six months of fiscal year 2021, operating results in our refined coal segment were affected by inconsistent utility plant demand (our only customer). By November 18, 2021, we expect to cease these operations and the resulting earning of production tax credits, as based upon current legislation this facility will no longer be eligible to earn additional tax credits beyond that date.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

27

Comparison of Three and Six Months Ended July 31, 2021 and 2020

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net sales and revenue:
Ethanol and by-products	$195,678	$39,242	$359,720	$122,477
Refined coal [1]	165	85	227	100
Total net sales and revenue	$195,843	$39,327	$359,947	$122,577

1 The Company records sales in the refined coal segment net of the cost of coal as the Company purchases the coal feedstock from the customer to which refined coal is sold.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Segment gross profit (loss):
Ethanol and by-products	$14,155	$553	$33,631	$(7,670)
Refined coal	(3,081)	(1,884)	(4,755)	(2,991)
Total gross profit (loss)	$11,074	$(1,331)	$28,876	$(10,661)

Income (loss) before income taxes:
Ethanol and by-products	$10,732	$(3,259)	$21,820	$(15,610)
Refined coal	(3,455)	(2,118)	(5,260)	(2,965)
Corporate and other	(902)	(702)	(1,758)	(1,247)
Total income (loss) before income taxes	$6,375	$(6,079)	$14,802	$(19,822)

(Provision) benefit for income taxes:
Ethanol and by-products	$(1,985)	$893	$(4,423)	$5,054
Refined coal	5,441	2,919	7,639	3,878
Corporate and other	221	234	432	427
Total benefit for income taxes	$3,677	$4,046	$3,648	$9,359
28

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net income (loss) (net of noncontrolling interests):
Ethanol and by-products	$6,418	$(2,178)	$14,374	$(9,611)
Refined coal	2,139	898	2,612	1,048
Corporate and other	(681)	(468)	(1,326)	(820)
Net income (loss) attributable to REX common shareholders	$7,876	$(1,748)	$15,660	$(9,383)

The following table summarizes net sales and revenue from the ethanol and by-products segment (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Ethanol	$153,990	$32,524	$280,059	$93,121
Dried distillers grains	31,573	5,480	62,691	24,398
Non-food grade corn oil	9,813	1,313	15,407	4,501
Modified distillers grains	1,934	209	4,227	666
Derivative financial instruments losses	(1,638)	(298)	(2,764)	(298)
Other	6	14	100	89
Total	$195,678	$39,242	$359,720	$122,477
29

The following table summarizes selected data from the ethanol and by-products segment:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Average selling price per gallon of ethanol (net of hedging)	$2.21	$1.23	$2.02	$1.25
Gallons of ethanol sold (in millions)	69.0	26.5	139.0	74.8
Average selling price per ton of dried distillers grains	$206.78	$135.54	$207.84	$143.24
Tons of dried distillers grains sold	152,689	40,429	301,640	170,324
Average selling price per pound of non-food grade corn oil	$0.47	$0.24	$0.41	$0.25
Pounds of non-food grade corn oil sold (in millions)	20.7	5.4	37.8	18.1
Average selling price per ton of modified distillers grains	$90.54	$31.87	$79.13	$49.32
Tons of modified distillers grains sold	21,361	6,566	53,421	13,507
Average cost per bushel of grain	$6.45	$3.63	$5.86	$3.86
Average cost of natural gas (per MmBtu)	$3.30	$2.92	$3.24	$3.60

Net sales and revenue in the quarter ended July 31, 2021 increased approximately 398% compared to the prior year’s second quarter. Net sales and revenue in the first six months of fiscal year 2021 increased approximately 194%. We had significantly lower production and sales volumes in our ethanol and by-products segment during the first six months of fiscal year 2020, as diminished local availability of corn at the NuGen facility, the effects of the COVID-19 outbreak and lower ethanol pricing resulted in the idling of the NuGen and One Earth ethanol plants in March of 2020. We resumed production operations at One Earth in late May of 2020 and at NuGen in late June of 2020. Both of our consolidated plants produced at or near capacity during the first six months of fiscal year 2021.

Ethanol sales increased in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020 as the number of gallons sold increased 160% and the average selling price per gallon increased 80% over the prior year second quarter. Ethanol sales increased in the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020 as the number of gallons sold increased 86% and the average selling price per gallon increased 62% over the prior fiscal year. The increase in the ethanol selling price resulted primarily from an increase in demand and an increase in commodity prices.

Dried distillers grains sales increased in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020 as the number of tons sold increased 278% and the average selling price per ton increased 53% over the prior year second quarter. Dried distillers grains sales increased in the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020 as the number of tons sold increased 77% and the average selling price per ton increased 45% over the prior fiscal year. The increase in the dried distillers grains selling price resulted primarily from increased demand and an increase in corn prices as dried distillers grains prices often correlate with corn pricing.

Non-food grade corn oil sales increased in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020 as the number of pounds sold increased 283% and the average selling price per pound increased 96% over the prior year second quarter. Non-food grade corn oil sales increased in the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020 as the number of pounds sold increased 109% and the average selling price per pound increased 64% over the prior year fiscal year. The increase in the non-food grade corn oil selling price resulted primarily from an increase in demand from the biodiesel industry.

Modified distillers grains sales increased in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020 as the number of tons sold increased 225% and the average selling price per ton increased 184% over the prior year second quarter. Modified distillers grains sales increased in the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020 as the number of tons sold increased 296% and the average selling price per ton increased 60% over the prior year fiscal year. The increase in the modified distillers grains selling price resulted primarily from an increase in corn prices and increased local demand.

Losses on derivative financial instruments, included in net sales and revenue, of approximately $1.6 million in the second quarter of fiscal year 2021 related to our risk management activities and were impacted by the increase in ethanol prices during that quarter. There were losses on derivative financial instruments of approximately $0.3 million during the second quarter of fiscal year 2020. Losses on derivative financial instruments, included in net sales and revenue, were approximately $2.8 million in the first six months of fiscal year 2021 compared to $0.3 million in the first six months of fiscal year 2020.

Gross profit for the second quarter of fiscal year 2021 increased approximately $12.4 million compared to the prior year’s second quarter. This was primarily caused by significantly higher production and sales volumes in our ethanol and by-products segment during the second quarter of fiscal year 2021 compared to the reduced levels during the second quarter of fiscal year 2020 discussed above. The crush spread for the second quarter of fiscal year 2021 was approximately break-even per gallon of ethanol sold compared to $(0.04) per gallon of ethanol sold during the second quarter of fiscal year 2020. The selling price per gallon of ethanol sold increased 80% for the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020, slightly outpacing the 78% increase in the cost per bushel of corn during the same periods. In addition, higher sales volumes discussed above and prices of by-products contributed to the increase in gross profit during the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020. During the second quarter of fiscal year 2020 the impact from the COVID-19 outbreak and lower gasoline pricing resulted in lower ethanol and corn pricing which severely impacted operations and resulted in the consolidated ethanol plants being idled for a portion of the quarter.

Grain accounted for approximately 86% ($156.2 million) of our cost of sales during the second quarter of fiscal year 2021 compared to approximately 68% ($26.1 million) during the second quarter of fiscal year 2020. Natural gas accounted for approximately 3% ($6.2 million) of our cost of sales during the second quarter of fiscal year 2021 compared to approximately 5% ($1.9 million) during the second quarter of fiscal year 2020. The grain and natural gas expenditure increases were primarily attributable to the higher production levels in the second quarter of fiscal year 2021 compared to the reduced production levels in the second quarter of fiscal year 2020 and the significant rise in corn prices during the second quarter of fiscal year 2021.

Gross profit for the first six months of fiscal year 2021 increased approximately $39.5 million compared to the first six months of the prior year. This was primarily the result of significantly higher production and sales volumes in our ethanol and by-products segment during the first six months of fiscal year 2021 compared to the reduced levels during the first six months of fiscal year 2020 discussed above. The crush spread for the first six months of fiscal year 2021 was approximately $0.02 per gallon of ethanol sold compared to $(0.08) per gallon of ethanol sold during the first six months of fiscal year 2020. The selling price per gallon of ethanol sold increased 62% for the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020, outpacing the 52% increase in the cost per bushel of corn during the same periods. In addition, higher sales volumes discussed above and prices of by-products contributed to the increase in gross profit during the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020. During the first six months of fiscal year 2020 the impact from the COVID-19 outbreak and lower gasoline pricing resulted in lower ethanol and corn pricing which severely impacted operations and resulted in the consolidated ethanol plants being idled for a portion of the year and the large gross loss.

Grain accounted for approximately 85% ($278.2 million) of our cost of sales during the first six months of fiscal year 2021 compared to approximately 73% ($94.8 million) during the first six months of fiscal year 2020. Natural gas accounted for approximately 3% ($9.9 million) of our cost of sales during the first six months of fiscal year 2021 compared to approximately 6% ($7.3 million) during the first six months of fiscal year 2020. The grain increase was primarily attributable to the higher production levels in the first six months of fiscal year 2021 compared to the reduced production levels in the first six months of fiscal year 2020 and the significant rise in corn prices during the first six months of fiscal year 2021. The natural gas unit price decrease was primarily attributable to gains realized on the sales of unused natural gas during the first quarter of fiscal year 2021. The sales were a result of unusual and significant increases in the spot price of natural gas during portions of the first quarter of fiscal year 2021 which resulted in an opportunity for us to sell forward natural gas purchases at a gain.

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

SG&A expenses were approximately $6.6 million for the second quarter of fiscal year 2021, significantly higher than the approximately $4.4 million of expenses for the second quarter of fiscal year 2020. SG&A expenses were approximately $16.6 million for the first six months of fiscal year 2021, significantly higher than the approximately $9.0 million of expenses for the first six months of fiscal year 2020. A majority of the increase results from higher shipping costs as more sales contracts in our ethanol and by-products segment provided for shipping to be paid by us in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020. In addition, there was an increase in incentive compensation associated with higher profitability in fiscal year 2021.

During the second quarter of fiscal year 2021, we recognized income of approximately $1.8 million compared to a loss of approximately $0.5 million for the second quarter of fiscal year 2020, from our equity investment in Big River, which is included in our ethanol and by-products segment results. We recognized income of approximately $2.4 million during the first six months of fiscal year 2021 compared to a loss of approximately $1.0 million during the first six months of fiscal year 2020. Big River has interests in four ethanol production plants that shipped approximately 417 million gallons in the trailing twelve months ended July 31, 2021 and has an effective ownership of ethanol gallons shipped for the same period of approximately 361 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $39,000 for the second quarter of fiscal year 2021 versus approximately $197,000 for the second quarter of fiscal year 2020. Interest and other income was approximately $82,000 for the first six months of fiscal year 2021 versus approximately $866,000 for the first six months of fiscal year 2020. Interest income decreased as yields on our excess cash decreased in the first six months of fiscal year 2021 compared to the first six months of fiscal year 2020.

As a result of the foregoing, income before income taxes was approximately $6.4 million for the second quarter of fiscal year 2021 versus a loss of approximately $6.1 million for the second quarter of fiscal year 2020. Income before income taxes was approximately $14.8 million versus a loss of approximately $19.8 million for the first six months of fiscal years 2021 and 2020, respectively.

We determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2021 and 2020. Our income tax benefit was approximately $3.7 million and approximately $4.0 million for the three months ended July 31, 2021 and 2020, respectively, and was approximately $3.6 million and approximately $9.4 million for the six months ended July 31, 2021 and 2020, respectively We had a higher benefit in the prior year periods based upon pre-tax losses for those periods versus pre-tax income in the current periods. The benefit is also largely impacted by the level of tax credits generated from the refined coal operation. Through its refined coal operation, the Company earns production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. Our income tax benefit for the first six months of fiscal year 2020 includes approximately $1.8 million related to the lengthening of a net operating loss carryback allowed by the CARES Act.

As a result of the foregoing, net income was approximately $10.1 million for the second quarter of fiscal year 2021 compared to net loss of approximately $2.0 million for the second quarter of fiscal year 2020. Net income was approximately $18.5 million for the first six months of fiscal year 2021 compared to net loss of approximately $10.5 million for the first six months of fiscal year 2020.

Income related to noncontrolling interests was approximately $2.2 million for the second quarter of fiscal year 2021 compared to a loss of $0.3 million for the second quarter of fiscal years 2020. Income related to noncontrolling interests was approximately $2.8 million for the six months of fiscal year 2021 compared to a loss of approximately $1.1 million for the first six months of fiscal years 2020. These amounts represent the other owners’ share of the income or loss of NuGen, One Earth and the refined coal entity.

As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2021 was approximately $7.9 million, an increase of approximately $9.6 million from net loss attributable to REX common shareholders of approximately $1.7 million for the second quarter of fiscal year 2020. Net income attributable to REX common shareholders for the first six months of fiscal year 2021 was approximately $15.7 million, an increase of approximately $25.0 million from net loss attributable to REX common shareholders of approximately $9.4 million for the first six months of fiscal year 2020.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $17.2 million for the first six months of fiscal year 2021, compared to cash used of approximately $9.0 million for the first six months of fiscal year 2020. For the first six months of fiscal year 2021, cash was provided by net income of approximately $18.5 million, adjusted for non-cash items of approximately $6.6 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. An increase in the balance of accounts receivable used cash of approximately $9.8 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen in addition to higher sales and pricing. Inventories increased by approximately $3.9 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods, as well as an increase in the pricing of raw materials. A decrease in the balance of other assets of approximately $0.3 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. An increase in the balance of refundable income taxes of approximately $0.9 million primarily relates to estimated federal and state income tax payments made during fiscal year 2021. An increase in the balance of accounts payable provided cash of approximately $5.5 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $0.9 million, which was primarily a result of operating lease payments.

Net cash used in operating activities was approximately $9.0 million for the first six months of fiscal year 2020. For the first six months of fiscal year 2020, cash was used by a net loss of approximately $10.5 million, adjusted for non-cash items of approximately $9.3 million, which consisted of depreciation, amortization of operating lease right-of-use assets, loss from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $2.0 million during the first six months of fiscal year 2020. A decrease in the balance of accounts receivable provided cash of approximately $3.2 million, which was primarily a result of the timing of customer shipments and payments as well as lower commodity prices. Inventories decreased by approximately $5.3 million, which was primarily a result of the timing of receipt of raw materials, shipments of finished goods and lower commodity prices. An increase in the balance of refundable income taxes of approximately $4.6 million primarily relates to a net operating loss we intend to carry back for federal income tax purposes. A decrease in the balance of accounts payable used cash of approximately $10.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $2.9 million, which was primarily a result of payments of operating leases and incentive compensation.

At July 31, 2021, working capital was approximately $246.0 million, compared to approximately $228.0 million at January 31, 2021. The ratio of current assets to current liabilities was 7.4 to 1 at July 1, 2021 and 8.4 to 1 at January 31, 2021.

Cash of approximately $0.3 million was provided by investing activities for the first six months of fiscal year 2021, compared to approximately $12.4 million used during the first six months of fiscal year 2020. During the first six months of fiscal year 2021, we had capital expenditures of approximately $2.7 million, primarily for improvements at the One Earth and NuGen facilities. We expect capital expenditures to be in the range of approximately $3.0 million to $5.0 million for the remainder of fiscal year 2021. During the first six months of fiscal year 2021, we purchased certificates of deposit (classified as short-term investments) of approximately $49.3 million. During the first six months of fiscal year 2021, certificates of deposit (classified as short-term investments) of approximately $52.2 million matured. The certificates of deposit had maturities of less than one year. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $12.4 million was used in investing activities for the first six months of fiscal year 2020. During the first six months of fiscal year 2020, we had capital expenditures of approximately $5.7 million, primarily for the purchase of land at One Earth Energy. During the first six months of fiscal year 2020, we purchased certificates of deposit (classified as short-term investments) of approximately $45.5 million. During the first six months of fiscal year 2020, certificates of deposit (classified as short-term investments) of approximately $39.0 million matured.

Cash of approximately $2.5 million was used in financing activities for the first six months of fiscal year 2021, compared to approximately $5.7 million for the first six months of fiscal year 2020. During the first six months of fiscal year 2021, we used cash of approximately $1.4 million to purchase approximately 17,000 shares of our common stock in open market transactions. We also made payments of approximately $1.3 million to noncontrolling interests holders.

Cash of approximately $5.7 million was used in financing activities for the first six months of fiscal year 2020 as we used cash of approximately $5.6 million to purchase approximately 109,000 shares of our common stock in open market transactions.

We are investigating various uses for our excess cash and short-term investments. We have historically had a stock buyback program and subsequent to the end of the fiscal 2021 second quarter completed a 500,000 share buyback authorization from the Board of Directors and obtained authorization to repurchase an additional 500,000 shares. We also plan to seek and evaluate investment opportunities including ethanol and/or energy related, carbon dioxide related, agricultural or other ventures we believe fit our investment criteria in addition to investing in highly liquid short-term securities.

We are working with the University of Illinois to explore the development of a carbon sequestration project to be located near the One Earth ethanol plant. The University of Illinois has received a United States Department of Energy award through the CarbonSAFE program, and, will evaluate the greenhouse gas storage potential by drilling a test well and performing seismic surveys. The seismic survey has been completed and the data is being sent for processing. Further work and research is needed to determine if this will be a feasible location for carbon sequestration and storage.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and exchange traded commodity futures contracts. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on July 31, 2021 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price
Ethanol	280,000	Gallons	$62,678
Corn	100,000	Bushels	$57,302
Distillers Grains	770	Tons	$12,548
Non-food grade Corn Oil	77,750	Pounds	$3,905
Natural Gas	7,400	MmBtu	$800

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in iXBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar Rizvi	Chief Executive Officer and President
(Zafar Rizvi)	(Chief Executive Officer)	September 3, 2021

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	September 3, 2021
39