Form 10-Q
period 2021-10-31
REX AMERICAN RESOURCES Corp
filed 2021-12-03
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At the close of business on December 2, 2021 the registrant had 5,920,351 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	October 31, 2021	January 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$197,395	$144,501
Short-term investments	21,620	36,194
Restricted cash	1,737	1,657
Accounts receivable	40,026	19,713
Inventory	29,753	37,426
Refundable income taxes	5,930	6,020
Prepaid expenses and other	10,389	12,751
Current assets held for sale	392	488
Total current assets	307,242	258,750
Property and equipment, net	141,205	150,861
Operating lease right-of-use assets	11,817	12,678
Deferred taxes and other assets	33,190	25,275
Equity method investment	30,715	29,456
Assets held for sale	233	2,325
Total assets	$524,402	$479,345

Liabilities and equity:
Current liabilities:
Accounts payable, trade (includes $1.7 million and $0.7 million with related parties at October 31, 2021 and January 31, 2021, respectively)	$27,133	$16,573
Current operating lease liabilities	4,999	4,875
Accrued expenses and other current liabilities	14,121	8,754
Current liabilities held for sale (includes $0.1 million with related parties at January 31, 2021)	282	535
Total current liabilities	46,535	30,737
Long-term liabilities:
Deferred taxes	4,030	3,713
Long-term operating lease liabilities	6,553	7,439
Other long-term liabilities	2,581	273
Total long-term liabilities	13,164	11,425
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	149,299	149,110
Retained earnings	620,924	589,986
Treasury stock	(361,199)	(354,612)
Total REX shareholders’ equity	409,323	384,783
Noncontrolling interests	55,380	52,400
Total equity	464,703	437,183
Total liabilities and equity	$524,402	$479,345

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Net sales and revenue	$203,066	$124,217	$562,786	$246,694
Cost of sales (includes $22,928 and $16,861 with related parties for the quarters ended October 31, 2021 and 2020, respectively, and $60,311 and $34,021 with related parties for the nine months ended October 31, 2021 and 2020, respectively)	177,914	105,288	504,003	235,435

Gross profit	25,152	18,929	58,783	11,259

Selling, general and administrative expenses	(6,310)	(4,269)	(22,444)	(13,407)
Equity in income of unconsolidated affiliates	349	1,152	2,763	168
Interest and other income, net	35	537	117	1,403

Income (loss) before income taxes	19,226	16,349	39,219	(577)
(Provision) benefit for income taxes	(4,338)	(5,037)	(8,329)	444

Net income (loss) from continuing operations	14,888	11,312	30,890	(133)
Net income attributable to noncontrolling interests (continuing operations)	(1,562)	(2,276)	(4,585)	(1,331)
Net income (loss) attributable to REX common shareholders (continuing operations)	13,326	9,036	26,305	(1,464)

Net income (loss) from discontinued operations, net of tax (includes expense of $39 and $(15) with related parties for the quarters ended October 31, 2021 and 2020, respectively and $230 and $(160) with related parties for the nine months ended October 31, 2021 and 2020, respectively)	1,815	(253)	4,263	729
Net income attributable to noncontrolling interests (discontinued operations)	137	58	370	193
Net income (loss) attributable to REX common shareholders (discontinued operations)	1,952	(195)	4,633	922

Net income (loss) attributable to REX common shareholders	$15,278	$8,841	$30,938	$(542)

Weighted average shares outstanding – basic and diluted	5,963	6,143	5,994	6,221

Basic and diluted net income (loss) per share from continuing operations attributable to REX common shareholders	$2.23	$1.47	$4.39	$(0.24)
Basic and diluted net income (loss) per share from discontinued operations attributable to REX common shareholders	0.33	(0.03)	0.77	0.15
Basic and diluted net income (loss) per share attributable to REX common shareholders	$2.56	$1.44	$5.16	$(0.09)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Nine Months Ended October 31, 2021 and 2020

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2021	29,853	$299	23,866	$(355,936)	$149,263	$605,646	$54,025	$453,297

Net income						15,278	1,425	16,703

Treasury stock acquired			67	(5,271)				(5,271)

Noncontrolling interests distribution and other							(211)	(211)

Capital contributions							141	141

Issuance of equity awards and stock based compensation expense	-	-	-	8	36	-	-	44

Balance at October 31, 2021	29,853	$299	23,933	$(361,199)	$149,299	$620,924	$55,380	$464,703

Balance at January 31, 2021	29,853	$299	23,861	$(354,612)	$149,110	$589,986	$52,400	$437,183

Net income						30,938	4,215	35,153

Treasury stock acquired			84	(6,627)				(6,627)

Noncontrolling interests distribution and other							(1,515)	(1,515)

Capital contributions							280	280

Issuance of equity awards and stock based compensation expense	-	-	(12)	40	189	-	-	229

Balance at October 31, 2021	29,853	$299	23,933	$(361,199)	$149,299	$620,924	$55,380	$464,703

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

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Nine Months Ended
	October 31,
	2021	2020
Cash flows from operating activities:
Net income including noncontrolling interests	$35,153	$596
Net income from discontinued operations, net of tax	4,263	729
Net income (loss) from continuing operations	30,890	(133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,505	13,604
Amortization of operating lease right-of-use assets	4,128	3,982
Income from equity method investments	(2,763)	(168)
Dividends received from equity method investee	1,504	2,506
Interest income from investments	(36)	(200)
Deferred income tax	5,840	(356)
Stock based compensation expense	1,100	122
Gain on sale of property and equipment – net	(1)	(58)
Changes in assets and liabilities:
Accounts receivable	(20,313)	473
Inventories	7,673	14,000
Refundable income taxes	(332)	(130)
Other assets	1,912	(611)
Accounts payable, trade	10,916	(4,361)
Other liabilities	2,776	(4,966)
Net cash provided by operating activities from continuing operations	56,799	23,704
Net cash used in operating activities from discontinued operations	(6,368)	(2,205)
Net cash provided by operating activities	50,431	21,499
Cash flows from investing activities:
Capital expenditures	(4,245)	(6,610)
Purchase of short-term investments	(67,412)	(68,225)
Sale of short-term investments	82,022	65,282
Other	40	(474)
Net cash provided by (used in) investing activities	10,405	(10,027)
Cash flows from financing activities:
Treasury stock acquired	(6,627)	(18,089)
Payments to noncontrolling interests holders	(1,515)	(283)
Net cash used in financing activities from continuing operations	(8,142)	(18,372)
Net cash provided by financing activities from discontinued operations	280	88
Net cash used in financing activities	(7,862)	(18,284)

Net increase (decrease) in cash, cash equivalents and restricted cash	52,974	(6,812)
Cash, cash equivalents and restricted cash, beginning of period	146,158	180,771
Cash, cash equivalents and restricted cash, end of period	$199,132	$173,959

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)

Continued from the previous page

Non cash investing activities – Accrued capital expenditures	$34	$198
Non cash financing activities – Stock awards accrued	$972	$-
Non cash financing activities – Stock awards issued	$100	$240
Right-of-use assets acquired and liabilities incurred upon lease execution	$3,267	$1,863
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$197,395	$173,075
Restricted cash	1,737	884
Total cash, cash equivalents and restricted cash	$199,132	$173,959

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2021

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

Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of the Company. All intercompany balances and transactions have been eliminated. The Company consolidates the results of its four majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month as One Earth has a fiscal year end of December 31. On November 18, 2021, the Company ceased operation of its refined coal business as tax credits could no longer be earned on its operations. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business were recognized in discontinued operations. Prior period amounts have been reclassified to conform with discontinued operations reporting.

Nature of Operations – Beginning in the third quarter of fiscal year 2021, the Company now has one reportable segment, ethanol and by-products. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests. Prior period amounts have been reclassified to conform to the current segment reporting.

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

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $210,000 and $916,000 in the third quarter of fiscal years 2021 and 2020, respectively and approximately $7,366,000 and $3,078,000 in the first nine months of fiscal years 2021 and 2020, respectively.

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

Income Taxes

Prior to the third quarter of fiscal year 2021, the Company determined that small changes in estimated “ordinary” income could result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2020. Beginning on November 18, 2021, we are unable to earn additional tax credits related to the refined coal facility, and as such, have ceased operation of that facility. As earning these credits is what had caused the significant changes in the estimated annual effective tax rate from small changes in estimated “ordinary” income and we have now classified the refined coal segment as discontinued operations, we have returned to using the annual effective tax rate method to calculate the provision or benefit for income taxes from continuing operations beginning in the three and nine month periods ended October 31, 2021.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of $2.8 million and received no refunds of income taxes during the nine months ended October 31, 2021. The Company paid income taxes of approximately $0.5 million and received refunds of income taxes of approximately $0.7 million during the nine months ended October 31, 2020.

As of October 31, 2021, and January 31, 2021, total unrecognized tax benefits were approximately $8,793,000 and $8,380,000, respectively. Accrued penalties and interest were approximately $35,000 and approximately $20,000 at October 31, 2021 and January 31, 2021, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $8.8 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $0.1 million and approximately $1.0 million of inventory write-

downs in cost of sales at October 31, 2021 and January 31, 2021, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time. The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2021	January 31, 2021

Ethanol and other finished goods	$7,135	$18,346
Work in process	5,097	4,374
Grain and other raw materials	17,521	14,706
Total	$29,753	$37,426

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment during the first nine months of fiscal year 2021, thus there were no impairment charges in the first nine months of fiscal year 2021. During fiscal year 2020, the Company concluded that the impact of the coronavirus (“COVID-19”) pandemic on the ethanol industry and the Company’s operating results was an indicator that impairment may exist related to certain of its long-lived assets. As a result, the Company performed a recoverability test and determined that there was no impairment for fiscal year 2020.

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

Discontinued Operations

On November 18, 2021, the Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation. Beginning in the third quarter of fiscal year 2021, the results of the operations of the refined coal business will be recognized in discontinued operations. Prior period amounts have been reclassified to conform with discontinued operations reporting.

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

The majority of the Company’s sales have payment terms ranging from 5 to 10 days after transfer of control. The Company has determined that sales contracts do not generally include a significant financing component. The Company has not historically, and does not intend to, enter sales contracts in which payment is due from a customer prior to transferring product to the customer. Thus, the Company does not record unearned revenue.

The following tables shows disaggregated revenue by product:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Sales of products, continuing operations Ethanol	$161,598	$98,850	$441,657	$191,971
Dried distillers grains	28,717	20,916	91,408	45,314
Non-food grade corn oil	11,958	4,661	27,364	9,162
Modified distillers grains	2,930	562	7,157	1,228
Derivative financial instruments losses	(2,144)	(777)	(4,907)	(1,075)
Other	7	5	107	94
Total	$203,066	$124,217	$562,786	$246,694

Sales of products, discontinued operations:
Refined coal[1]	$151	$34	$377	$134

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

Note 4. Leases

At October 31, 2021, the Company has lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Operating lease expense	$1,690	$1,545	$4,805	$4,779
Variable lease expense	1,090	79	1,654	417
Total lease expense	$2,780	$1,624	$6,459	$5,196
14

The following table is a summary of future minimum rentals on such leases at October 31, 2021 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2022	$1,506
2023	4,836
2024	3,670
2025	2,221
2026	49
Total	12,282
Less: present value discount	730
Operating lease liabilities	$11,552

At October 31, 2021, the weighted average remaining lease term is 2.6 years, and the weighted average discount rate is 4.87% for the above leases.

The following table is a summary of future minimum rentals on such leases at January 31, 2021 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2022	$5,397
2023	3,690
2024	2,524
2025	1,648
2026	49
Total	13,308
Less: present value discount	994
Operating lease liabilities	$12,314

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2021 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts (2)	-	430	-	430
Total assets	$-	$430	$354	$784

Forward purchase contracts (3)	$-	$687	$-	$687
Commodity futures liability (3)	-	3,822	-	3,822
Total liabilities	$-	$4,509	$-	$4,509
16

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

There were no assets measured at fair value on a non-recurring basis at October 31, 2021 or January 31, 2021.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2021	January 31, 2021

Land and improvements	$27,329	$27,329
Buildings and improvements	23,613	23,613
Machinery, equipment and fixtures	294,906	293,762
Construction in progress	2,006	215
	347,854	344,919
Less: accumulated depreciation	(206,649)	(194,058)
Total	$141,205	$150,861
17

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2021	January 31, 2021

Accrued payroll and related items	$3,727	$690
Accrued utility charges	3,473	2,515
Accrued transportation related items	578	1,560
Accrued real estate taxes	1,419	1,778
Commodity futures	3,822	1,794
Forward purchase contracts	687	-
Accrued income taxes	62	55
Other	353	362
Total	$14,121	$8,754

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 31, 2021	January 31, 2021	October 31, 2021	January 31, 2021

Commodity futures (1)	$-	$-	$3,822	$1,794
Forward purchase contracts (2)	430	2,144	687	-
Total	$430	$2,144	$4,509	$1,794
18

(1) Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts include short/sell positions for approximately 690,000 bushels of corn and 5.5 million gallons of ethanol at October 31, 2021. These contracts include short/sell positions for approximately 6.9 million bushels of corn at January 31, 2021. These contracts included long/buy positions for approximately 2.3 million bushels of corn at October 31, 2021. There were no long/buy positions at January 31, 2021. Commodity futures assets, had there been any at either October 31, 2021 or January 31, 2021 would be included in prepaid expenses and other assets.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts are for purchases of approximately 5.7 million bushels of corn at October 31, 2021 and 6.4 million bushels of corn at January 31, 2021. Forward contract liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 6.7 million bushels of corn at October 31, 2021. There were no forward contract liabilities as of January 31, 2021.

As of October 31, 2021, and January 31, 2021, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparty. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of October 31, 2021, and January 31, 2021, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $1,737,000 and approximately $1,657,000 to secure the Company’s derivative position at October 31, 2021 and January 31, 2021, respectively.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized losses (included in net sales and revenue) on derivative financial instruments of approximately $2,144,000 and $777,000 for the third quarter of fiscal years 2021 and 2020, respectively. The Company recognized losses (included in net sales and revenue) on derivative financial instruments of approximately $4,907,000 and $1,076,000 for the first nine months of fiscal years 2021 and 2020, respectively.

The Company recognized gains (included in cost of sales) on derivative financial instruments of approximately $5,474,000 and losses of approximately $26,000 for the third quarter of fiscal years 2021 and 2020, respectively. The Company recognized losses (included in cost of sales) on derivative financial instruments of approximately $2,562,000 and approximately $1,785,000 for the first nine months of fiscal years 2021 and 2020, respectively.

Note 9. Investments

The following table summarizes the Company’s equity method investment at October 31, 2021 and January 31, 2021 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	October 31, 2021	January 31, 2021

Big River	10.3%	$30,715	$29,456

Undistributed earnings of the Company’s equity method investee totaled approximately $10.7 million and approximately $9.4 million at October 31, 2021 and January 31, 2021, respectively. The Company received dividends from its equity method investee of approximately $1.5 million and approximately $2.5 million in the first nine months of fiscal year 2021 and 2020, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Net sales and revenue	$347,059	$209,397	$966,858	$537,155
Gross profit	$7,092	$15,419	$27,993	$13,041
Income from continuing operations	$3,390	$11,167	$26,802	$1,627
Net income	$3,390	$11,167	$26,802	$1,627

At October 31, 2021, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $21,620,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.1%. Unrealized gains or losses were insignificant.

At January 31, 2021, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $36,194,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.2%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At October 31, 2021, 471,027 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At October 31, 2021 and January 31, 2021, unrecognized compensation cost related to nonvested restricted stock was approximately $126,000 and $272,000, respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Nine Months Ended October 31, 2021

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2021	19,705	$1,398	1
Granted	2,803	275
Forfeited	-	-
Vested	12,447	900

Non-Vested at October 31, 2021	10,061	$773	2

	Nine Months Ended October 31, 2020

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2020	28,576	$2,193	2
Granted	6,158	416
Forfeited	-	-
Vested	15,029	1,211

Non-Vested at October 31, 2020	19,705	$1,398	2

The above tables include 5,714 and 14,777 non-vested shares at October 31, 2021 and 2020, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 11. Income Taxes

Prior to the third quarter of fiscal year 2021, the Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2020. Beginning on November 18, 2021, we are unable to earn additional tax credits related to the refined coal facility, and as such, have ceased operations of that facility. As earning these credits is what had caused the significant changes in the estimated annual effective tax rate from small changes in estimated “ordinary” income and we have now classified the refined coal segment as discontinued operations, we have returned to using the annual effective tax rate method to calculate the provision or benefit for income taxes from continuing operations beginning in the three and nine month periods ended October 31, 2021.

The Company’s income tax provision from continuing operations was approximately $4.3 million and approximately $5.0 million for the three months ended October 31, 2021 and 2020, respectively. The Company’s income tax provision (benefit) from continuing operations was approximately $8.3 million and approximately $(0.4) million for the nine months ended October 31, 2021 and 2020, respectively. The Company’s income tax provision for the third quarter of fiscal year 2020 included a provision of approximately $1.8 million related to reversing previously recognized tax benefits associated with the lengthening of a net operating loss carryback allowed by the CARES Act as the Company no longer had a year to date estimated taxable loss.

The Company’s income tax benefit from discontinued operations was approximately $4.9 million and approximately $1.0 million for the three months ended October 31, 2021 and 2020, respectively. The Company’s income tax benefit from discontinued operations was approximately $12.6 million and $4.9 million for the nine months ended October 31, 2021 and 2020, respectively. The benefit is derived from the level of tax credits generated from the refined coal business and the tax benefit of the loss from operations. Through its refined coal business, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company assessed all available positive and negative evidence to determine whether it expects sufficient future taxable income will be generated to allow for the realization of existing federal deferred tax assets. The Company ceased operation of its refined coal business on November 18, 2021. There is sufficient objectively verifiable income for management to conclude that it is more likely than not that the Company will utilize available federal deferred tax assets prior to their expiration.

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

	Nine Months Ended October 31,
	2021	2020

Unrecognized tax benefits, beginning of period	$8,400	$7,370
Changes for prior years’ tax positions	15	(57)
Changes for current year tax positions	413	-
Unrecognized tax benefits, end of period	$8,828	$7,313

Note 12. Discontinued Operations

On November 18, 2021, the Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation. Beginning in the third quarter of fiscal year 2021, the results of the operations of the refined coal business will be recognized as discontinued operations. Below is a table reflecting certain items of the Consolidated Condensed Statement of Operations that were reclassified as discontinued operations for the periods indicated (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Net sales and revenue[1]	$151	$34	$377	$134
Cost of Sales	3,033	1,284	8,015	4,375
Gross loss	(2,882)	(1,250)	(7,638)	(4,241)
Selling, general and administrative	230	(12)	665	(107)
Income before income taxes	(3,112)	(1,238)	(8,303)	(4,134)
Benefit for income taxes	4,927	985	12,566	4,863
Net income from discontinued operations, net of tax	1,815	(253)	4,263	729
Net loss attributable to noncontrolling interests	137	58	370	193
Net income (loss) attributable to REX common shareholders	$1,952	$(195)	$4,633	$922

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

Below is a table reflecting certain items of the Consolidated Condensed Balance Sheets that were reclassified as discontinued operations for the periods indicated (amounts in thousands):

	October 31, 2021	January 31, 2021
Assets:
Current assets:
Prepaid expenses and other	$146	$34
Inventory	246	454
Total current assets	392	488
Property and equipment, net	233	2,325
Total Assets	625	2,813

Liabilities:
Current liabilities:
Accounts payable, trade	253	334
Accrued expenses and other current liabilities	29	201
Total current liabilities	282	535
Total liabilities	282	535

Net assets included in discontinued operations	$343	$2,278

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsels’ evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 12.4 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 2.1 million MmBtu (million British thermal unit) of natural gas.

One Earth and NuGen have combined sales commitments for approximately 50.3 million gallons of ethanol, approximately 113,000 tons of distillers grains and approximately 13.5 million pounds of non-food grade corn oil.

The refined coal entity has various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company is required to pay various fees. These fees totaled approximately $2.0 million and approximately $0.5 million in the third quarter of fiscal years 2021 and 2020, respectively. Such fees totaled approximately $5.1 million and approximately $1.9 million for the nine months ended October 31, 2021 and 2020, respectively.

Note 14. Related-Party Transactions

During the third quarters of fiscal years 2021 and 2020, One Earth and NuGen purchased approximately $22.9 million and approximately $16.9 million, respectively, of corn (and other supplies) from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $60.3 million and approximately $34.0 million for the nine months ended October 31, 2021 and 2020, respectively. The Company had amounts payable to related parties of approximately $1.7 million and approximately $0.7 million at October 31, 2021 and January 31, 2021, respectively.

During the third quarters of fiscal years 2021 and 2020, the Company recognized (reduced) commission expense of approximately $40,000 and approximately $(15,000), payable to the minority investor in the refined coal entity. During the first nine months of fiscal years 2021 and 2020, the Company recognized (reduced) commission expense of approximately $0.2 million and approximately $(0.2) million, respectively. The commission expense is associated with the refined coal business which is classified within discontinued operations. The Company had accrued liabilities related to the commission expense of approximately $0.1 million at January 31, 2021, recorded within current liabilities held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At October 31, 2021, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol gallons shipped at our plants:

Entity	Trailing 12 Months Ethanol Gallons Shipped	REX’s Current Effective Ownership Interest	Current Effective Ownership of Trailing 12 Months Ethanol Gallons Shipped
One Earth Energy, LLC	137.9 M	75.8%	104.5 M
NuGen Energy, LLC	137.8 M	99.7%	137.4 M
Big River Resources, LLC:
Big River Resources W Burlington, LLC	110.3 M	10.3%	11.4 M
Big River Resources Galva, LLC	116.0 M	10.3%	11.9 M
Big River United Energy, LLC	125.3 M	5.7%	7.1 M
Big River Resources Boyceville, LLC	63.6 M	10.3%	6.6 M
Total	690.9 M		278.9 M

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

Refined Coal

On August 10, 2017, we purchased the entire ownership interest of an entity that owns a refined coal facility, along with a minority partner, for approximately $12.0 million. We own 95.35% of the entity. We began operating the refined coal facility immediately after the acquisition. We expect that the revenues from the sale of refined coal produced in the facility will be subsidized by federal production tax credits until November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the Internal Revenue Code. In order to maintain compliance with Section 45 of the Internal Revenue Code, we were required to test the effectiveness of our process with respect to emissions reductions every six months through an independent laboratory. Annually, the IRS publishes the amount of federal income tax credit earned per ton of refined coal produced and sold. We expect to earn credits at the rate of approximately $7.38 per ton of refined coal produced and sold during calendar year 2021. The tax credits were able to be earned for refined coal produced and sold by our facility until November 18, 2021. Absent the tax credits, our refined coal operations would not be profitable and we ceased operations of the facility on November 18, 2021. As such, beginning in the third quarter of fiscal year 2021, we are presenting the income from this operation within discontinued operations. At the conclusion of the operations we are obligated to remove the equipment from the site but do not expect the cost to exceed $250,000.

The refined coal facility is located at the site of a utility-owned electrical generating power station, which is our refined coal operation’s sole customer. Refined coal production and sales vary depending on fluctuations in demand from the site host utility, which generally changes based upon weather conditions in the geographic markets, competing energy prices, lack of supplies and the state of the local economy. We contracted with an experienced third party to operate and maintain the refined coal facility and to provide us with management reporting and operating data as required. We do not have any employees on site at the refined coal facility.

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

We have agreed to fund direct patent expenses relating to patent applications and defense, annual annuity fees and maintenance on a country by country basis, with the right to terminate funding and transfer related patent rights to Hytken. We have funded all costs relating to new intellectual property, consultants, research and development, and equipment purchases with respect to the proposed commercialization stage of the technology. To date, we have paid and expensed approximately $2.5 million cumulatively to purchase our ownership interest and fund patent and other expenses. We have not yet tested or proven the commercial feasibility of the technology.

Critical Accounting Policies and Estimates

During the three months ended October 31, 2021, we did not change any of our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 12, 2021.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2021” means the period February 1, 2021 to January 31, 2022.

Results of Operations

Trends and Uncertainties

In recent years, operating results in our ethanol and by-products business have been, at times affected by a weak margin environment including such factors as higher costs for corn, including increased basis over index pricing, lower availability of local corn, lower ethanol demand and the EPA granting small refiner waivers.

During the early months of 2020, COVID-19 spread into the United States and other countries. In an effort to contain the spread of this virus, there were various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. This led to reduced demand for gasoline and ethanol, which consequently resulted in historically low ethanol pricing. As a result, we idled our NuGen and One Earth ethanol plants in March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production operations at the One Earth ethanol plant in late May of 2020 and at NuGen in late June of 2020. In addition, actions by the

Federal Reserve related to the COVID-19 outbreak, reduced interest rates. Given the amount of cash and short-term investments we have, this has reduced our interest income and could continue in future periods, depending on the length of time interest rates remain at these levels. The impacts of the COVID-19 outbreak continues to evolve and the duration and impact of the outbreak remains uncertain. We did not incur significant disruptions in our business operations from COVID-19 for the three and nine months ended October 31, 2021.

Congress passed the CARES Act in March 2020, which provided the United States Department of Agriculture (“USDA”) with additional funding from the Commodity Credit Corporation. The USDA is using this additional funding to provide direct payments to farmers, including farmers that we purchase corn from. Such direct payments to farmers could cause further delays in marketing decisions. Consequently, this could reduce the supply of available corn and could result in a price increase. In addition, China has been purchasing large quantities of corn, which has led to higher prices for corn. We have experienced an increase in the local basis price paid for corn over the Chicago Board of Trade prices for corn during the first nine months of fiscal year 2021.

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. When it was originally established by Congress, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and was to remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. On December 19, 2019, the EPA announced the 2020 renewable volume obligation for conventional ethanol, which met the 15.0 billion gallons congressional target. The EPA has missed its deadline and has not yet released a draft renewable volume obligation rule for the 2021 volumes. Proposed 2022 volumes from the EPA were due by November 30, 2021, but have not yet been released. The EPA has recently proposed giving all obligated parties more time to prove compliance with the 2020 and 2021 biofuel blending mandates. The EPA is also proposing to change the way subsequent years’ RFS compliance deadlines are determined.

On April 15, 2020, five state Governors sent a letter to the EPA requesting a general waiver of the RFS II requirements due to the drop in demand caused by COVID-19 travel restrictions. On October 21, 2020, 15 U.S. Senators sent a letter to the EPA requesting a general waiver of the RFS II requirements to reduce the 2021 renewable volume obligation, citing the reduced demand for fuels due to COVID-19. There have been additional petitions for waivers filed based upon COVID-19 restrictions.

RFS II requirements have been reduced through small refiner waivers (SRWs) issued by the EPA. The SRWs issued have been for approximately 4.0 billion gallons for 85 refinery exemptions for 2016 through 2018. In January 2020, the U.S. Court of Appeals for the 10th Circuit overturned the EPA’s granting of refinery exemptions for three refineries on two separate grounds. Two of the refiners appealed the decision to the U.S. Supreme Court. On June 25, 2021, the Supreme Court of the United States ruled in favor of small refiners and reversed a portion of the decision by the U.S Court of Appeals for the 10th Circuit on SRWs. It only reversed the interpretation of “extension” of a waiver but not the economic hardship portion of the decision. It remains unclear how the Supreme Court decision may impact the EPA’s handing of SRWs.

Throughout fiscal year 2020 and the first nine months of fiscal year 2021, operating results in our refined coal business were affected by inconsistent utility plant demand (our only customer). As we are no longer able to earn tax credits from refined coal beginning November 18, 2021, we have ceased operation of the facility after that date and have classified it as discontinued operations.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

Comparison of Three and Nine Months Ended October 31, 2021 and 2020

The following tables summarizes our results from operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Net sales and revenue	$203,066	$124,217	$562,786	$246,694
Cost of sales	177,914	105,288	504,003	235,435
Gross profit	$25,152	$18,929	$58,783	$11,259

Income (loss) before income taxes	$19,226	$16,349	$39,219	$(577)

(Provision) benefit for income taxes	$(4,338)	$(5,037)	$(8,329)	$444

Net income (loss) attributable to REX common shareholders (continuing operations)	$13,326	$9,036	$26,305	$(1,464)

Net income (loss) attributable to REX common shareholders (discontinued operations)	$1,952	$(195)	$4,633	$922

The following table summarizes net sales and revenue by product group:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Ethanol	$161,598	$98,850	$441,657	$191,971
Dried distillers grains	28,717	20,916	91,408	45,314
Non-food grade corn oil	11,958	4,661	27,364	9,162
Modified distillers grains	2,930	562	7,157	1,228
Derivative financial instruments losses	(2,144)	(777)	(4,907)	(1,075)
Other	7	5	107	94
Total, continuing operations	$203,066	$124,217	$562,786	$246,694

Refined coal (discontinued operations) [1]	$151	$34	$377	$134

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

The following table summarizes selected operating data:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Average selling price per gallon of ethanol (net of hedging)	$2.31	$1.31	$2.12	$1.28
Gallons of ethanol sold (in millions)	69.0	74.6	207.9	149.4
Average selling price per ton of dried distillers grains	$184.85	$129.38	$200.02	$136.49
Tons of dried distillers grains sold	155,356	161,666	456,996	331,990
Average selling price per pound of non-food grade corn oil	$0.59	$0.24	$0.47	$0.25
Pounds of non-food grade corn oil sold (in millions)	20.2	19.0	57.9	37.2
Average selling price per ton of modified distillers grains	$92.10	$56.68	$83.97	$52.44
Tons of modified distillers grains sold	31,814	9,924	85,235	23,431
Average cost per bushel of grain	$6.45	$3.28	$6.05	$3.57
Average cost of natural gas (per MmBtu)	$4.58	$2.09	$3.69	$2.87

Net sales and revenue in the quarter ended October 31, 2021 increased approximately 63% compared to the prior year’s third quarter. Net sales and revenue in the first nine months of fiscal year 2021 increased approximately 128%. We had significantly lower production and sales volumes in our ethanol and by-products business during the first nine months of fiscal year 2020, as diminished local availability of corn at the NuGen facility, the effects of the COVID-19 outbreak and lower ethanol pricing resulted in the idling of the NuGen and One Earth ethanol plants in March of 2020. We resumed production operations at One Earth in late May of 2020 and at NuGen in late June of 2020. Both of our consolidated plants produced at or near capacity during the first nine months of fiscal year 2021. In addition, stronger commodity pricing in the third quarter of 2021 compared to 2020 was the primary contributor to an increase in sales between the three month periods and an incremental contributor to the increase in sales between the nine month periods.

Ethanol sales increased in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 as the average price per gallon sold increased 76%, offset slightly by an 8% decrease in gallons sold. Ethanol sales increased in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 as the number of gallons sold increased 39% and the average selling price per gallon increased 66% over the prior fiscal year. The increase in the ethanol selling price resulted primarily from an increase in demand and an increase in commodity prices.

Dried distillers grains sales increased in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 as the average price per ton sold increased 43%, offset slightly by a 4% decrease in tons sold. Dried distillers grains sales increased in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 as the number of tons sold increased 38% and the average selling price per ton increased 47% over the prior fiscal year. The increase in the dried distillers grains selling price resulted primarily from increased demand and an increase in corn prices as dried distillers grains prices often correlate with corn pricing.

Non-food grade corn oil sales increased in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 as the number of pounds sold increased 6% and the average selling price per pound increased 146% over the prior year third quarter. Non-food grade corn oil sales increased in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 as the number of pounds sold increased 56% and the average selling price per pound increased 88% over the prior year fiscal year. The increase in the non-food grade corn oil selling price resulted primarily from an increase in demand from the biodiesel industry.

Modified distillers grains sales increased in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 as the number of tons sold increased 221% and the average selling price per ton increased 62% over the prior year third quarter. Modified distillers grains sales increased in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020 as the number of tons sold increased 264% and the average selling price per ton increased 60% over the prior year fiscal year. The increase in the modified distillers grains selling price resulted primarily from an increase in corn prices and increased local demand.

Losses on derivative financial instruments, included in net sales and revenue, of approximately $2.1 million in the third quarter of fiscal year 2021 related to our risk management activities and were impacted by the increase in ethanol prices during that quarter. There were losses on derivative financial instruments of approximately $0.8 million during the third quarter of fiscal year 2020. Losses on derivative financial instruments, included in net sales and revenue, were approximately $4.9 million in the first nine months of fiscal year 2021 compared to $1.1 million in the first nine months of fiscal year 2020.

Gross profit for the third quarter of fiscal year 2021 increased approximately $6.2 million compared to the prior year’s third quarter. This was primarily caused by significantly increased commodity prices during the third quarter of fiscal year 2021 compared to the reduced levels during the third quarter of fiscal year 2020 discussed above. The crush spread for the third quarter of fiscal year 2021 was $0.11 per gallon of ethanol sold compared to $0.19 per gallon of ethanol sold during the third quarter of fiscal year 2020. The selling price per gallon of ethanol sold increased 76% for the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020. There was a 97% increase in the cost per bushel of corn during the same periods. During the third quarter of fiscal year 2020 the impact from the COVID-19 outbreak and lower gasoline pricing resulted in lower ethanol and corn pricing which severely impacted operations.

Grain accounted for approximately 84% ($148.7 million) of our cost of sales during the third quarter of fiscal year 2021 compared to approximately 79% ($83.4 million) during the third quarter of fiscal year 2020. Natural gas accounted for approximately 5% ($8.1 million) of our cost of sales during the third quarter of fiscal year 2021 compared to approximately 4% ($4.0 million) during the third quarter of fiscal year 2020. The grain and natural gas expenditure increases were primarily attributable to the higher costs of both corn and natural gas with stable production levels in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020.

Gross profit for the first nine months of fiscal year 2021 increased approximately $47.5 million compared to the first nine months of the prior year. This was primarily the result of significantly higher production and sales volumes during the first nine months of fiscal year 2021 compared to the reduced levels during the first nine months of fiscal year 2020 discussed above. The crush spread for the first nine months of fiscal year 2021 was approximately $0.06 per gallon of ethanol sold compared to $0.05 per gallon of ethanol sold during the first nine months of fiscal year 2020. The selling price per gallon of ethanol sold increased 66% for the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020, slightly below the 69% increase in the cost per bushel of corn during the same periods. In addition, the higher sales volumes discussed above and the higher prices of by-products contributed to the increase in gross profit during the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020. During the first nine months of fiscal year 2020, the impact from the COVID-19 outbreak and lower gasoline pricing resulted in lower ethanol and corn prices, which severely impacted operations and resulted in the consolidated ethanol plants being idled for a portion of the year and the lower gross profit.

Grain accounted for approximately 85% ($427.0 million) of our cost of sales during the first nine months of fiscal year 2021 compared to approximately 76% ($178.3 million) during the first nine months of fiscal year 2020. Natural gas accounted for approximately 4% ($18.0 million) of our cost of sales during the first nine months of fiscal year 2021 compared to approximately 5% ($11.3 million) during the first nine months of fiscal year 2020. The grain increase was primarily attributable to the higher production levels in the first nine months of fiscal year 2021 compared to the reduced production levels in the first nine months of fiscal year 2020 and the significant rise in corn prices during the first nine months of fiscal year 2021. The natural gas unit price increase was offset by gains realized on the sales of unused natural gas during the first quarter of fiscal year 2021. The sales were a result of unusual and significant increases in the spot price of natural gas during portions of the first quarter of fiscal year 2021 which resulted in an opportunity for us to sell forward natural gas purchases at a gain.

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

SG&A expenses were approximately $6.3 million for the third quarter of fiscal year 2021, significantly higher than the approximately $4.3 million of expenses for the third quarter of fiscal year 2020. SG&A expenses were approximately $22.4 million for the first nine months of fiscal year 2021, significantly higher than the approximately $13.4 million of expenses for the first nine months of fiscal year 2020. A majority of the increase results from higher shipping costs as more sales contracts provided for shipping to be paid by us in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020. In addition, there was an increase in incentive compensation associated with higher profitability in fiscal year 2021.

During the third quarter of fiscal year 2021, we recognized income of approximately $0.3 million compared to income of approximately $1.2 million for the third quarter of fiscal year 2020, from our equity investment in Big River. We recognized income of approximately $2.8 million during the first nine months of fiscal year 2021 compared to income of approximately $0.2 million during the first nine months of fiscal year 2020. Big River has interests in four ethanol production plants that shipped approximately 415 million gallons in the trailing twelve months ended October 31, 2021 and has an effective ownership of ethanol gallons shipped for the same period of approximately 359 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $35,000 for the third quarter of fiscal year 2021 versus approximately $537,000 for the third quarter of fiscal year 2020. Interest and other income was approximately $117,000 for the first nine months of fiscal year 2021 versus approximately $1.4 million for the first nine months of fiscal year 2020. Interest income decreased as yields on our excess cash decreased in the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2020.

As a result of the foregoing, income before income taxes was approximately $19.2 million for the third quarter of fiscal year 2021 versus approximately $16.3 million for the third quarter of fiscal year 2020. Income before income taxes was approximately $39.2 million versus a loss of approximately $0.6 million for the first nine months of fiscal years 2021 and 2020, respectively.

Prior to the third quarter of fiscal year 2021, the Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and nine months ended October 31, 2020. Beginning on November 18, 2021, we are unable to earn tax credit related to the refined coal business, and as such, have ceased operation of that business. As earning these credits is what had caused the significant changes in the estimated annual effective tax rate from small changes in estimated “ordinary” income and we have now classified the refined coal business as discontinued operations, we have returned to using the annual effective tax rate method to calculate the provision or benefit for income taxes from continuing operations beginning in the three and nine month periods ending October 31, 2021. Our income tax provision from continuing operations was approximately $4.3 million and approximately $5.0 million for the three months ended October 31, 2021 and 2020, respectively, and was approximately $8.3 million and a benefit of approximately $0.4 million for the nine months ended October 31, 2021 and 2020, respectively. We had a slight benefit in the prior year nine month period based upon pre-tax losses from continuing operations for that period versus pre-tax income from continuing operations in the current period. Our income tax provision for the third quarter of fiscal year 2020 includes a provision of approximately $1.8 million related to reversing previously recognized tax benefits associated with the lengthening of a net operating loss carryback allowed by the CARES Act as the Company no longer had a year to date estimated taxable loss.

As a result of the foregoing, net income from continuing operations was approximately $14.9 million for the third quarter of fiscal year 2021 compared to approximately $11.3 million for the third quarter of fiscal year 2020. Net income from continuing operations was approximately $30.9 million for the first nine months of fiscal year 2021 compared to net loss of approximately $0.1 million for the first nine months of fiscal year 2020.

Income from continuing operations related to noncontrolling interests was approximately $1.6 million for the third quarter of fiscal year 2021 compared to $2.3 million for the third quarter of fiscal years 2020. Income from continuing operations related to noncontrolling interests was approximately $4.6 million for the nine months of fiscal year 2021 compared to approximately $1.3 million for the first nine months of fiscal years 2020. These amounts represent the other owners’ share of the income or loss of NuGen and One Earth. Noncontrolling interests related to the refined coal entity is included in discontinued operations.

As a result of the foregoing, net income attributable to REX common shareholders from continuing operations for the third quarter of fiscal year 2021 was approximately $13.3 million, an increase of approximately $4.3 million from net income attributable to REX common shareholders from continuing operations of approximately $9.0 million for the third quarter of fiscal year 2020. Net income attributable to REX common shareholders from continuing operations for the first nine months of fiscal year 2021 was approximately $26.3 million, an increase of approximately $27.8 million from net loss attributable to REX common shareholders from continuing operations of approximately $1.5 million for the first nine months of fiscal year 2020.

The Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation beginning November 18, 2021. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business will be recognized as discontinued operations. The refined coal business operated at a loss but generated tax credits that normally exceeded the operating loss. Net income attributable to REX common shareholders from discontinued operations, net of tax, for the third quarter of fiscal year 2021 was approximately $2.0 million, an increase of $2.1 million from the net loss attributable to REX common shareholder from discontinued operations, net of tax, of approximately $0.2 million for the third quarter of fiscal year 2020. Net income attributable to REX common shareholders from discontinued operations, net of tax, for the first nine months of fiscal year 2021 was approximately $4.6 million, an increase of approximately $3.7 million from net income attributable to REX common shareholders from discontinued operations, net of tax of approximately $0.9 million for the first nine months of fiscal year 2020.

Through its refined coal operation, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. The income tax benefit generated from discontinued operations was $4.9 million and $1.0 million for the three months ended October 31, 2021 and 2020 respectively. The income tax benefit generated from discontinued operations was $12.6 million and $4.9 million for the nine months ended October 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $50.4 million for the first nine months of fiscal year 2021, compared to approximately $21.5 million for the first nine months of fiscal year 2020. For the first nine months of fiscal year 2021, cash was provided by net income from continuing operations of approximately $30.9 million, adjusted for non-cash items of approximately $21.8 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $1.5 million during the first nine months of fiscal year 2021. An increase in the balance of accounts receivable used cash of approximately $20.3 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen in addition to higher sales and pricing. Inventories decreased by approximately $7.7 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods. A decrease in the balance of other assets of approximately $1.9 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. An increase in the balance of refundable income taxes of approximately $0.3 million primarily relates to estimated federal and state income tax payments made during fiscal year 2021. An increase in the balance of accounts payable provided cash of approximately $10.9 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $2.8 million, which was primarily a result of operating lease payments. Discontinued operations used cash from operating activities of $6.4 million.

Net cash provided by operating activities was approximately $21.5 million for the first nine months of fiscal year 2020. For the first nine months of fiscal year 2020, cash was used by a net loss from continuing operations of approximately $0.1 million, adjusted for non-cash items of approximately $17.0 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $2.5 million during the first nine months of fiscal year 2020. A decrease in the balance of accounts receivable provided cash of approximately $0.5 million, which was primarily a result of the timing of customer shipments. Inventories decreased by approximately $14.0 million, which was primarily a result of the timing of receipt of raw materials and shipments of finished goods. A decrease in the balance of accounts payable used cash of approximately $4.4 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $5.0 million, which was primarily a result of payments of operating leases and incentive compensation. Discontinued operations used cash from operating activities of $2.2 million.

At October 31, 2021, working capital was approximately $260.7 million, compared to approximately $228.0 million at January 31, 2021. The ratio of current assets to current liabilities was 6.6 to 1 at October 31, 2021 and 8.4 to 1 at January 31, 2021.

Cash of approximately $10.4 million was provided by investing activities for the first nine months of fiscal year 2021, compared to approximately $10.0 million used during the first nine months of fiscal year 2020. During the first nine months of fiscal year 2021, we had capital expenditures of approximately $4.2 million, primarily for improvements at the One Earth and NuGen facilities. We expect capital expenditures to be in the range of approximately $3.0 million to $5.0 million for the remainder of fiscal year 2021. During the first nine months of fiscal year 2021, we purchased certificates of deposit of approximately $67.4 million and certificates of deposit of approximately $82.0 million matured. The certificates of deposit had maturities of less than one year and we classified as short-term investments. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $10.0 million was used in investing activities for the first nine months of fiscal year 2020. During the first nine months of fiscal year 2020, we had capital expenditures of approximately $6.6 million, primarily for the purchase of land at One Earth Energy. During the first nine months of fiscal year 2020, we purchased certificates of deposit (classified as short-term investments) of approximately $68.2 million. During the first nine months of fiscal year 2020, certificates of deposit (classified as short-term investments) of approximately $65.3 million matured.

Cash of approximately $7.9 million was used in financing activities for the first nine months of fiscal year 2021, compared to approximately $18.3 million for the first nine months of fiscal year 2020. During the first nine months of fiscal year 2021, we used cash of approximately $6.6 million to purchase approximately 84,099 shares of our common stock in open market transactions. We also made payments of approximately $1.5 million to noncontrolling interests holders.

Cash of approximately $18.3 million was used in financing activities for the first nine months of fiscal year 2020 as of which approximately $18.1 million was used to purchase approximately 295,000 shares of our common stock in open market transactions.

We are investigating various uses for our excess cash and short-term investments. We have historically had a stock buyback program and during the fiscal 2021 third quarter completed a 500,000 share buyback authorization from the Board of Directors and obtained authorization to repurchase an additional 500,000 shares. From the new authorization, we still are authorized to purchase approximately 449,000 shares. We also plan to seek and evaluate investment opportunities, including ethanol and/or energy related, carbon capture related, agricultural or other ventures we believe fit our investment criteria in addition to investing in highly liquid short-term securities.

We are working with the University of Illinois to explore the development of a carbon sequestration project to be located near the One Earth ethanol plant. The University of Illinois has received a United States Department of Energy award through the CarbonSAFE program, and, will evaluate the greenhouse gas storage potential by drilling a test well and performing seismic surveys. The 2-D seismic survey has been completed and the data is being processed. We also plan to do 3-D seismic survey testing which will be more involved as it will be done on more land and requires the running of linear grids across the property after receiving permission from the landowners. A permit for drilling a test well has been received from the Illinois Department of Natural Resources and the drilling has commenced. We will need to do extensive testing, modeling, and computer simulation to predict the behavior of the carbon dioxide after it is injected into the test well. Further work and research is needed to determine if this will be a feasible location for carbon sequestration and storage.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and exchange traded commodity futures contracts. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on October 31, 2021 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	280,000	Gallons	$69,669
Corn	100,000	Bushels	$48,528
Distillers Grains	725	Tons	$10,509
Non-food grade Corn Oil	73,700	Pounds	$3,595
Natural Gas	7,400	MmBtu	$2,733

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in iXBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Zafar Rizvi (Zafar Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	December 3, 2021

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	December 3, 2021
42