Form 10-K
period 2022-01-31
REX AMERICAN RESOURCES Corp
filed 2022-04-06
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2022              COMMISSION FILE NO. 001-09097

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

At the close of business on July 31, 2021 the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 716,823 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $432,166,213.

There were 5,920,351 shares of the registrant’s Common Stock outstanding as of April 5, 2022.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 16, 2022 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the effect of pandemics such as COVID-19 on the Company’s business operations, including impacts on supplies, demand, personnel and other factors, the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy, changes in foreign currency exchange rates and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A.

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

In 2006, we started investing in ethanol production facilities. We are currently invested in three ethanol production entities – One Earth Energy, LLC (“One Earth”), NuGen Energy, LLC (“NuGen”), and Big River Resources, LLC (“Big River”). We own a majority interest in One Earth and NuGen. We also own a majority interest in an entity that owned and, until November 18, 2021, operated a refined coal facility. As we have ceased operating the refined coal facility, we began classifying the financial results of the operating segment as discontinued operations. We now have one reportable segment, ethanol and by-products.

General Overview

We reported net income attributable to REX common shareholders of $52.4 million in fiscal 2021 compared to approximately $3.0 million in fiscal 2020. Our ethanol business bounced back strongly in fiscal 2021 particularly in the fourth quarter in comparison to fiscal 2020, which was impacted by the COVID-19 pandemic. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $5.10 in September 2021 to a high of $7.40 in April 2021. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.64 in February 2021 to a high of $3.80 in November 2021.

The form and structure of our ethanol investments are tailored to the specific needs and goals of each project and the local farmer group or investor with whom we partner. We generally participate in the management of our projects through our membership on the board of managers of the limited liability companies that own the plants. We provide management oversight and direction with respect to most aspects of plant operations for our consolidated ethanol companies. We have equity investments in three entities engaged in the production of ethanol as of January 31, 2022. The following table is a summary of our ethanol entity ownership interests at January 31, 2022:

Entity	REX’s Current Ownership Interest
One Earth Energy, LLC	75.8%
NuGen Energy, LLC	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 699 millions gallons of ethanol over the twelve-month period ended January 31, 2022. REX’s effective ownership of gallons shipped, for the twelve-month period ended January 31, 2022, by the ethanol production facilities in which we have ownership interests was approximately 282 million gallons.

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

We expect our ethanol plants to produce at least 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of grain processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by the realized yield) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants.

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

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, for approximately $12.0 million, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date. We began classifying this operation as discontinued operations in the third quarter of fiscal 2021.

During fiscal year 2013, we entered into a joint venture to file and defend patents for eSteam technology. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. To date, we have not successfully had a field operation nor demonstrated that the technology is commercially feasible. We own 60% and our partner owns 40% of the entity named Future Energy, LLC, an Ohio limited liability company. We have no current plans to operate this technology and are maintaining patents in limited countries.

We plan to seek and evaluate various investment opportunities including energy related, carbon sequestration, agricultural and other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Ethanol Industry

Ethanol is a renewable fuel produced by processing corn and other biomass through a fermentation process that creates combustible alcohol that can be used as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. The majority of ethanol produced in the United States is made from corn because of its wide availability and ease of convertibility from large amounts of carbohydrates into glucose, the key ingredient in the fermentation process that is used in producing alcohol. Ethanol production can also use feedstocks such as grain sorghum, switchgrass, wheat, barley, potatoes and sugarcane as carbohydrate sources. Most ethanol plants have been located near large corn production areas, such as Illinois, Indiana, Iowa, Minnesota, Nebraska, Ohio and South Dakota. Railway access and interstate access are vital for ethanol facilities due to the large amount of raw materials and finished goods required to be shipped to and from the facilities. An adequate supply of natural gas is key to maintaining optimal operating levels.

According to the Renewable Fuels Association (“RFA”), the United States ethanol industry produced an estimated 15.0 billion gallons of ethanol in 2021. Although this is an increase of 1.2 billion gallons over the COVID-19 impacted 2020 volume, it is still below the estimated 15.8 billion gallons produced in 2019. Approximately 1.2 billion gallons were exported from the United States in 2021. According to the RFA, the United States ethanol industry consists of 208 plants in 25 states with an annual capacity of approximately 17.7 billion gallons of ethanol production.

Domestic demand for ethanol is highly dependent upon federal and state legislation and regulations. On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 established new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuels and advanced biofuels. The federal government mandates the use of renewable fuels under Renewable Fuel Standard II (“RFS II”), established in October 2010. Corn-based ethanol is considered a conventional biofuel. There were mandated volumes established as part of the RFS II for conventional and advanced biofuels through the year 2022. After 2022, RFS volumes are to be determined by the Environmental Protection Agency (“EPA”) in coordination with the Secretaries of Energy and Agriculture. The mandated volumes for conventional biofuel were to reach 15.0 billion gallons in 2015 and maintain that level until 2022.

The EPA has the authority to waive the mandates in whole or in part if one of two conditions are met: 1) there is inadequate domestic renewable fuel supply, or 2) implementation of the mandate requirement severely harms the economy or environment of a state, region, or the United States. In 2014, 2015 and 2016, the EPA took action to reduce the volumes for both conventional biofuels and advanced biofuels. The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017 against the EPA related to its decision to lower the 2016 volume requirements. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements by 500 million gallons for 2016 through its waiver authority.

Under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to acquire and submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 85 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.0 billion gallons. In 2020, the U.S. Court of Appeals for the 10th Circuit vacated decisions by the EPA to extend exemptions of renewable fuel obligations to three small refineries. The Court ruled the extensions should not have been granted because the three refineries were not already in possession of exemptions. In addition, the Court ruled the economic hardship should be determined by whether compliance with RFS II alone created the hardship, not compliance with RFS II amongst other factors. Two of the refiners appealed the decision to the U.S. Supreme Court. On June 25, 2021, the Supreme Court ruled in favor of small refiners and reversed the interpretation of “extension” of a waiver but not the economic hardship portion of the decision.

On December 7, 2021, the EPA issued proposed volumes for 2021 and 2022 and reduced the previously finalized volumes for 2020 to account for challenges for that year including the COVID-19 pandemic. The proposed volumes for conventional biofuels were 13.32 billion gallons and 15.0 billion gallons for 2021 and 2022, respectively. The 2020 volumes were proposed at 12.5 billion gallons, down from the previously finalized 15.0 billion gallons. In addition, the EPA proposed denying 65 pending applications for small refinery exemptions (“SREs”) in response to the 2020 decision by the U.S. Court of Appeals for the 10th Circuit. The EPA also proposed adding 250 million gallons of “supplemental obligation” to the 2022 proposed volumes and stated its intent to add another 250 million gallons to 2023 to address the remand of the 2016 waiver by the D.C Circuit. The EPA implemented a public notice and comment process on this announcement.

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

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Most regular gasoline is produced using blendstock with an octane rating of 84, which is then increased to 87 (the minimum octane rating required in most states) by adding 10% ethanol according to the RFA. The industry is attempting to expand ethanol blending above the current 10% for most vehicles in use. The EPA has approved the use of 15% ethanol (“E-15”), which has an octane rating of 88, in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Previously, the EPA had not granted E-15 the same Reid vapor pressure (“RVP”) waiver as E-10 so it could only be sold from September 16 through May 31 for those vehicles in most markets. In May 2019, the EPA finalized regulatory changes to allow the same RVP waiver for E-15 for the summer months that it allows for E-10. However, in July 2021, the U.S. Court of Appeals for the D.C. Circuit overturned the EPA ruling and stated the EPA had exceeded its authority.

Clean air additive. Ethanol is employed by the refining industry as a fuel oxygenate, which when blended with gasoline, allows engines to combust fuel more completely than gasoline that has not been oxygenated and thus reduce emissions from motor vehicles. Ethanol contains 35% oxygen, which results in more complete combustion of the fuel in the engine cylinder. Oxygenated gasoline is used to help meet certain federal and air emission standards.

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

Refined Coal Facility

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applied two separate chemicals to convert feedstock coal into refined coal, which was sold to the end user of the refined coal. The refined coal operating results were subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the IRC. We ceased operating the facility on November 18, 2021 and subsequently sold the facility. We began to report these results as discontinued operations in the third quarter of 2021.

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

Facilities

As of our fiscal year end, our consolidated ethanol entities owned a combined 1,122 acres of land and two facilities that shipped a combined quantity of approximately 278 million gallons of ethanol in fiscal year 2021. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio.

Human Capital Resources

The attraction, retention and development of employees is critical to our success. We accomplish these objectives through a variety of actions, including our competitive compensation policies, training initiatives and growth opportunities within our Company. At January 31, 2022, we had 124 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

We took measures to protect the health and safety of our employees during the COVID-19 pandemic while continuing to meet the needs of our customers. We continue to monitor the impact of the COVID-19 pandemic on our business, including our employees, and take appropriate actions to mitigate the impact, including emphasizing CDC guidelines.

We conduct regularly scheduled safety meetings and require all employees to go through safety training. We evaluate employee safety incidents monthly and investigate such incidents promptly. In addition, we conduct periodic safety audits performed by an independent third party. A portion of our incentive compensation plan rewards employees for attaining certain safety goals.

We believe we offer market competitive compensation and benefit programs for our employees. In addition to competitive base wages, all employees are eligible for an incentive compensation program, a Company matched 401(k) plan, healthcare benefits, and paid time off.

Service Marks

We have registered the service marks “REX” and “Farmer’s Energy” with the United States Patent and Trademark Office. We are not aware of any adverse claims concerning our service marks.

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

According to the RFA, the ethanol industry grew from approximately 1.5 billion gallons of domestic annual ethanol production in 1999 to a peak of approximately 16.1 billion gallons in 2018. In 2021 and 2020, the industry produced approximately 15.0 and 13.8 billion gallons, respectively, with the reduction from the peak year reflecting industry conditions. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

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

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, foreign production, the value of the U.S. dollar, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the production and/or supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants, to include intermittent production slowdowns or stoppages.

Increasing domestic ethanol production could boost the demand for corn and result in increased corn prices. International demand for corn could also result in higher corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economic terms due to regional supply shortages, transportation issues, delays in farmer marketing decisions or unfavorable local pricing. Such a shortage or price impact could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

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

In an attempt to partially offset the impact of volatility of commodity prices, we enter into: i) forward contracts to sell a portion of our ethanol and distillers grains production and to purchase a portion of our corn and natural gas requirements and; ii) commodity futures and swap agreements. The financial impact of these risk management activities is dependent upon, among other items, the prices involved and our ability to receive or deliver the commodities involved. Risk management activities can result in financial loss when positions are purchased in a declining market or when positions are sold in an increasing market. In addition, we may not be able to match the appropriate quantity of corn contracts with quantities of ethanol, distillers grains and non-food grade corn oil contracts. Further, our results may be impacted by a mismatch of gains or losses associated with the positions during a reporting period when the physical commodity purchase or sale has not yet occurred. We vary the amount and type of risk management techniques we utilize, and we may choose not to engage in any risk management activities. Should we fail to properly manage the inherent volatility of commodity prices, our results of operations and financial condition may be adversely affected.

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

According to the RFA, domestic ethanol production capacity is approximately 17.7 billion gallons per year. On December 7, 2021, the EPA issued proposed RFS volumes for 2021 and 2022 and reducing the previously finalized volumes for 2020 to account for challenges for that year including the COVID-19 pandemic. The proposed volumes for conventional biofuels were 13.32 billion gallons and 15.0 billion gallons for 2021 and 2022, respectively. The 2020 volumes were proposed at 12.5 billion gallons, down from the previously finalized 15.0 billion gallons. Excess capacity in the ethanol industry could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The United States exported approximately 1.2 billion gallons of ethanol in 2021, down from approximately 1.3 and approximately 1.5 billion gallons in 2020 and 2019, respectively. If producers and exporters of ethanol are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export ethanol. Brazil, China and the European Union all have trade barriers or tariffs against fuel ethanol. In 2013, the European Union imposed a five year tariff of $83.33 per metric ton on U.S. fuel ethanol to discourage competition. Effective January 1, 2017, China indicated its intention to raise its 5% tariff on U.S. and Brazil fuel ethanol to 30%. On April 1, 2018, China raised their tariff rate to 45%, and later raised it to 70% in the U.S. and China trade war. On September 1, 2017, Brazil imposed a 20% tariff on U.S. fuel ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff was extended several times but lapsed in December 2020 and a 20% tariff now applies to all U.S. ethanol exported to Brazil. This could result in an oversupply of ethanol in the United States, which could have a material adverse effect on the results of our ethanol operations.

In 2021, approximately 11.6 million metric tons of distillers grains were exported, which represented approximately 36% of U.S. production. However, the export market may be jeopardized if foreign governments impose trade barriers or other measures to protect the foreign local markets. Exports to China were approximately 4% of U.S. global shipments in 2021 versus approximately 51% in 2015, due to punitive tariffs established beginning January 2017. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to foreign customers, there may be a reduction in the price of distillers grains in the United States. In addition, foreign currency exchange rate fluctuations could reduce the demand for United States exports of distillers grains. Declines in the price we receive for our distillers grains could lead to decreased revenues and may result in our inability to operate our ethanol plants profitably.

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

In an effort to contain the spread of this virus, there were various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. The above actions led to reduced demand for ethanol. Although most restrictions have been lifted, if in the future the virus continues to mutate, it could lead to prolonged production stoppages at our ethanol plants and could result in an adverse material impact on the results of operations and on our financial position. We idled our NuGen and One Earth ethanol plants for portions of fiscal year 2020, largely due to the impact of the pandemic.

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

The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive cellulosic sources such as corn stalk, wheat, oat or barley straw could have an adverse effect on our ethanol plants, because our plants are designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. We cannot predict when, or if, new technologies may become available, the rate of acceptance of new technologies by competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol.

Any advances in technology which require significant unanticipated capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on the results of our ethanol operations.

In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol. It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol. Consumer demand for gasoline may be reduced by transportation related technological advances such as electric and hybrid vehicles. Several automobile manufacturers have announced target dates into the 2030s for ceasing production of gasoline vehicles and shifting production to electric vehicles. In addition, countries such as Japan and the United Kingdom as well as the state of California have pledged to ban the sale of vehicles with internal combustion engines over time. The Biden administration, in its early stages, appears to have placed an increased emphasis on electric vehicles. Recent federal legislation seeks to address the ever-increasing demand for electric vehicle (EV) infrastructure. On November 15, 2021, the Infrastructure Investment and Jobs Act (IIJA) was signed into law. The IIJA specifically allocates $7.5 billion specifically for EV infrastructure programs and grants on a national level. Reduced demand for ethanol could cause our results of operations to be materially adversely affected.

The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The renewable fuel standard program was authorized under the Energy Policy Act of 2005 and was expanded under the Energy Independence and Security Act of 2007 (EISA). EISA increased the amount of renewable fuel required to be blended into gasoline with RFS II and required a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015 through 2022, with no specified volume subsequent to 2022. After 2022, RFS volumes are to be determined by the EPA in coordination with the Secretaries of Energy and Agriculture. The EPA has the authority to assign the mandated amounts of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II has been a primary factor in the growth of ethanol usage. Over the past several years various pieces of legislation have been introduced to the U.S. Congress that were intended to reduce or eliminate ethanol blending requirements. To date, none of the bills have been successful but they are an indication of the continued effort to undermine the EISA.

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

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. As a result of fluctuations in RINs pricing, certain obligated parties have petitioned the EPA and filed court actions to change the point of obligation or to seek relief from their obligation. The EPA granted 85 total SREs for 2016 through 2018 totaling approximately 4.0 billion gallons. This action led to reduced values for RINs, and further action could decrease RIN values and ethanol pricing.

In January 2020, the U.S Court of Appeals for the 10th Circuit overturned the EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court ruled refineries are eligible for SREs only if such waivers are extensions of waivers granted in previous years. The refineries did not qualify for waivers in the year prior to the year the EPA granted them. The Court also stated the disproportionate economic hardship of SREs should be based solely on whether compliance with RFS II creates such hardship, not whether compliance and other issues create the hardship. Two of the refiners appealed the decision to the U.S. Supreme Court, and on January 25, 2021, the Supreme Court partially ruled in favor of the small refiners, but only as to the interpretation of “extension” of a waiver.

On December 7, 2021, the EPA issued proposed volumes for 2021 and 2022 and reduced the previously finalized volumes for 2020 to account for challenges for that year including the COVID-19 pandemic. The proposed volumes for conventional biofuels were 13.32 billion gallons and 15.0 billion gallons for 2021 and 2022, respectively. The 2020 volumes were proposed at 12.5 billion gallons, down from the previously finalized 15.0 billion gallons. In addition, the EPA proposed denying 65 pending applications for SREs in response to the 2020 decision by the U.S. Court of Appeals for the 10th Circuit. The EPA also proposed adding 250 million gallons of “supplemental obligation” to the 2022 proposed volumes and stated its intent to add another 250 million gallons to 2023 to address the remand of the 2016 waiver by the D.C Circuit. The EPA implemented a public notice and comment process on this announcement.

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

Virtually all of our ethanol is sold with RINs that are used by customers to comply with RFS II. If our production does not meet EPA requirements for RIN generation, as an efficient producer, in the future, we would have to purchase RINs in the open market or sell our ethanol at substantially lower prices to adjust for the absence of RINs. The price of RINs varies based on many factors and cannot be predicted. Failure to obtain sufficient RINs or reliance on invalid RINs could subject us to fines and penalties imposed by the EPA.

Various studies have criticized the efficiency of ethanol, in general, and corn-based ethanol in particular, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol or otherwise negatively impact public perception and acceptance of ethanol as an alternative fuel.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and as potentially depleting water resources. Other studies have suggested that corn-based ethanol negatively impacts consumers by causing prices to increase for dairy, meat and other foodstuffs.

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

An estimated 36% of distillers grains produced in the United States were exported in 2021. The price of distillers grains has benefitted from the exports of the product. In recent years, certain countries have refused to import U.S. distillers grains for a variety of reasons. If export shipments are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

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

Our ability to attract and retain competent personnel has a significant impact on operating efficiencies and plant profitability. Competition for key plant employees in the ethanol industry can be intense, and there has been an increased demand for workers in the U.S. We may not be able to attract and retain qualified employees. Failure to do so could have a negative impact on our financial results at individual plants.

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

We are exposed to potential business disruption from factors outside our control, including natural disasters, severe weather conditions, accidents, pandemic diseases, international disputes, and unforeseen operational failures any of which could negatively affect our transportation operations and could adversely affect our cash flows and operating results.

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

Risks Related to our Refined Coal Operations

We believe our refined coal production company qualified to earn tax credits under IRC Section 45 through November 18, 2021. Our ability to generate returns and avoid write-offs in connection with this investment is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

Availability of the tax credits under IRC Section 45.

Our ability to claim tax credits under IRC Section 45 depends upon our refined coal operation satisfying certain conditions set forth in IRC Section 45. The IRS could ultimately determine that our refined coal facility and/or its operations did not satisfy the conditions set forth in IRC Section 45. If we were to lose these tax credits, it could have a material impact on our results of operations.

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

We used patented technology.

As part of the operations, we paid a license fee for patented technology. If our third party operator is subject to patent infringement claims, we may incur legal fees to defend our position and be subject to additional costs and fees.

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

Rising focus on environmental, social and corporate governance matters from investors and regulators may increase our operating costs, bring down the value of our products and assets, and impact our ability to access capital markets.

Global climate change continues to receive significant attention from the public and the scientific community concerning the impacts from human activity, particularly the impact of greenhouse gas emissions, such as those from carbon dioxide and methane. The Biden administration’s focus on environmental issues has added pressure to take action domestically where there was already a heavier focus internationally. International, national, and local regulations are likely to increase in the coming years. Added requirements to reduce greenhouse gas emissions may increase our production costs. In addition, legislation promoting alternatives to combustion engine vehicles could reduce the demand for our products.

Climate change is also thought by some to be the cause for an increase in extreme weather events such as increased intensity of storms, rising sea levels, as well as heavy rains or droughts in areas historically less prone to those events. Any of these events can have a significant impact on our operations or quality of raw materials we purchase, resulting in increased costs. At this time, we are unable to determine the financial impact of any potential adverse weather events caused by climate change.

Incremental to legislative and regulatory pressure, institutional investors have continued to adopt environmental, social and governance guidelines (ESG). Some investors, including certain public and private fund management firms, pension funds, university endowments and family, have in recent years, begun adding stated policies to reduce or eliminate fossil fuel equities and encouraging additional consideration of ESG practices in a manner that could negatively impact our stock price. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

Federal, state and local jurisdictions may challenge our tax return positions.

We use significant judgments, estimates and interpretation and application of complex tax laws in preparing the tax returns we file, and the positions contained therein. We believe that our tax return positions are fully supportable. However, certain positions may be successfully challenged by federal, state and local jurisdictions. We are currently undergoing a federal income examination for the years ended January 31, 2015 through 2020. This could result in material additional income tax payments we would have to make and higher income tax expense in future periods.

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

Information About Our Executive Officers

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	67	Executive Chairman of the Board*
Zafar Rizvi	72	Chief Executive Officer and President*
Douglas Bruggeman	61	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	72	Secretary*

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

As of April 5, 2022, there were 62 holders of record of our common stock, including shares held in nominee or street name by brokers.

On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 500,000 shares. At January 31, 2022, a total of 449,413 shares remained available to purchase under this authorization.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of Alto Ingredients, Inc. and Green Plains, Inc. for the period commencing January 31, 2017 and ended January 31, 2022. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2017 and reinvestment of all dividends.

Item 6.	[Removed and Reserved]
23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have been an investor in ethanol production facilities beginning in 2006 and a refined coal production facility during the period from 2017 through November 2021. We currently have equity investments in three ethanol production entities, two of which are majority ownership interests. Our refined coal business ceased operations in November 2021 and the facility was subsequently sold. We have classified the refined coal business as discontinued operations. We may make additional alternative energy investments in the future and are currently working on a carbon sequestration project near our One Earth Energy location.

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

We expect our ethanol plants to produce at least 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of grain processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by the realized yield) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants.

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

We reported net income attributable to REX common shareholders of $52.4 million in fiscal 2021 compared to approximately $3.0 million in fiscal 2020. Our ethanol business bounced back strongly in fiscal 2021 particularly in the fourth quarter in comparison to fiscal 2020, which was impacted by the COVID-19 pandemic. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $5.10 in September 2021 to a high of $7.40 in April 2021. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.64 in February 2021 to a high of $3.80 in November 2021.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date. We began classifying this operation as discontinued operations in the third quarter of fiscal 2021.

The Company is working with the University of Illinois and is in the exploratory stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled and three-dimensional seismic testing has been performed. We are working on simulation models to predict the movement of carbon dioxide injection into the subsurface, additional testing and completion of a class VI permit application. A front-end engineering design study has been completed for a carbon dioxide liquification facility for the One Earth Energy plant, and we plan to begin seeking bids once we have completed additional engineering work. At this time we do not know total cost to complete or the feasibility of the project.

During fiscal year 2013, we entered into a joint venture to file and defend patents for eSteam technology. The patented technology is an enhanced method of heavy oil recovery involving zero emissions downhole steam generation. To date, we have not successfully had a field operation nor demonstrated that the technology is commercially feasible. We own 60% and our partner owns 40% of the entity named Future Energy, LLC, an Ohio limited liability company. We have no current plans to operate this technology and are maintaining patents in limited countries.

We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Ethanol Investments

In fiscal year 2006, we entered the ethanol industry by investing in several entities organized to construct and subsequently operate, ethanol producing plants. We are invested in three entities as of January 31, 2022, utilizing equity investments. The following table is a summary of our ethanol entity ownership interests at January 31, 2022:

Entity	REX’s Current Ownership Interest
One Earth Energy, LLC	75.8%
NuGen Energy, LLC	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 699 millions gallons of ethanol over the twelve-month period ended January 31, 2022. REX’s effective ownership of gallons shipped, for the twelve-month period ended January 31, 2022, by the ethanol production facilities in which we have ownership interests was approximately 282 million gallons.

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty on the enforcement of

RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and was to remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 85 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.0 billion gallons.

On December 7, 2021, the EPA issued proposed volumes for 2021 and 2022 and reduced the previously finalized volumes for 2020 to account for challenges for that year including the COVID-19 pandemic. The proposed volumes for conventional biofuels were 13.32 billion gallons and 15.0 billion gallons for 2021 and 2022, respectively. The 2020 volumes were proposed at 12.5 billion gallons, down from the previously finalized 15.0 billion gallons. In addition, the EPA proposed denying 65 pending applications for SREs in response to the 2020 decision by the U.S. Court of Appeals for the 10th Circuit. The EPA also proposed adding 250 million gallons of “supplemental obligation” to the 2022 proposed volumes and stated its intent to add another 250 million gallons to 2023 to address the remand of the 2016 waiver by the D.C Circuit. The EPA implemented a public notice and comment process on this announcement.

Due to the Russian-Ukraine conflict, there is a concern that the corn supply will be adversely affected, with a potential impact on price and corn availability in the United States.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

Results of Operations

The following table summarizes our results from operations (amounts in thousands):

	Fiscal Year
	2021	2020

Net sales and revenue	$774,802	$372,664
Cost of sales	677,242	353,131
Gross profit	$97,560	$19,533

Income before income taxes	$75,838	$4,212

(Provision) benefit for income taxes	$(19,031)	$546

Net income attributable to REX common shareholders (continuing operations)	$47,572	$1,880

Net income attributable to REX common shareholders (discontinued operations)	$4,792	$1,121
26

The following table summarizes net sales and revenue by product group:

	Fiscal Year
	2021	2020

Ethanol	$613,597	$284,191
Dried distillers grains	125,009	71,774
Non-food grade corn oil	38,852	15,066
Modified distillers grains	9,104	2,626
Derivative financial instruments losses	(12,109)	(1,167)
Other	349	174
Total, continuing operations	$774,802	$372,664

Refined coal (discontinued operations) [1]	$400	$182

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the same customer to which the processed refined coal was sold.

The following table summarizes selected operating data:

	Fiscal Year
	2021	2020

Average selling price per gallon of ethanol (net of hedging)	$2.21	$1.30
Gallons of ethanol sold (in millions)	277.8	217.1
Average selling price per ton of dried distillers grains	$197.86	$144.73
Tons of dried distillers grains sold	631,818	495,915
Average selling price per pound of non-food grade corn oil	$0.50	$0.26
Pounds of non-food grade corn oil sold (in millions)	77.2	58.9
Average selling price per ton of modified distillers grains	$85.19	$64.80
Tons of modified distillers grains sold	106,864	40,521
Average cost per bushel of grain	$5.99	$3.73
Average cost of natural gas (per MmBtu)	$4.27	$3.00

Comparison of Fiscal Years 2021 and 2020 (Consolidated Results)

Continuing Operations

Net Sales and Revenue – Net sales and revenue in fiscal year 2021 increased approximately 108% compared to fiscal year 2020. Both of our consolidated plants produced at or near capacity during fiscal year 2021. In addition, stronger commodity pricing in fiscal year 2021 contributed to the increase in sales between the two fiscal years.

Ethanol sales increased in fiscal year 2021 compared to fiscal year 2020 as the number of gallons increased 28% and the average selling price increased 70% over the same period. The increase in ethanol selling price resulted primarily from an increase in demand and an increase in commodity prices.

Dried distillers grains sales increased 74% in fiscal year 2021 compared to fiscal year 2020 as the number of tons sold increased 27% and the average selling price per ton increased 37%.

Non-food grade corn oil sales increased 158% as the number of pounds sold increased 31% and the average selling price increased 92% in fiscal year 2021 over the prior fiscal year.

Modified distillers grains sales increased 247% in fiscal year 2021 compared to fiscal year 2020 as the number of tons sold increased 164% and the average selling price per ton increased 31%.

Losses on derivative financial instruments were approximately $12.1 million during fiscal year 2021, compared to $1.2 million in fiscal year 2020. The increase in losses on derivative financial instruments resulted primarily from an increase in volatility in the commodity markets during 2021.

The volume increases discussed above were primarily a result of operating near full capacity in the current year versus fiscal 2020, which was negatively impacted by lower demand due to the COVID-19 outbreak, lower ethanol pricing, an oversupply of oil and diminished local supplies of corn from a poor 2019 harvest caused by localized weather conditions. These factors resulted in idling both of our consolidated ethanol plants in March of 2020. In May of 2020, businesses and other activities slowly began to reopen, which led to an increase in demand for gasoline and ethanol, and in related prices. As a result, we resumed production at the One Earth ethanol plant in May of 2020 and at the NuGen ethanol plant in June of 2020. In addition, stronger commodity pricing during fiscal year 2021 contributed to the increase in sales between the two fiscal years.

Gross Profit – Gross profit for fiscal year 2021 increased approximately $78.0 million, or 399%, over fiscal year 2020. Gross profit in fiscal year 2021 was 12.6% of net sales and revenue, versus approximately 5.2% of net sales and revenue in fiscal year 2020. The primary contributor to the increase in gross profit was the increased crush spread and improved pricing for distillers grain and corn oil. The crush spread for fiscal year 2021 was approximately $0.16 per gallon of ethanol sold compared to approximately $0.03 per gallon of ethanol sold during fiscal year 2020. Additionally, both of our consolidated ethanol plants were idled for portions of fiscal year 2020. Consequently, a return to operating at or near capacity during fiscal year 2021 contributed to the increased gross profit for fiscal year 2021 compared to fiscal year 2020. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent with prices in historical periods.

Grain accounted for approximately 84% ($568.9 million) of our cost of sales during fiscal year 2021 compared to approximately 78% ($274.6 million) during fiscal year 2020. Natural gas accounted for approximately 4% ($29.4 million) of our cost of sales during fiscal year 2021 compared to approximately 5% ($17.7 million) during fiscal year 2020. Both the grain and natural gas dollar increases were primarily attributable to an increase in the cost per unit. Incrementally, the higher production levels incurred in fiscal year 2021 compared to fiscal year 2020 also contributed to the increase.

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

Selling, General and Administrative (“SG&A”) Expenses – SG&A expenses for fiscal year 2021 were approximately $28.5 million (3.7% of net sales and revenue), an increase of approximately $10.9 million or 61% from approximately $17.6 million (4.7% of net sales and revenue) for fiscal year 2020. The increase was due, in part, to higher outbound freight expense, as more of our sales contracts provided for shipping to be paid by us in fiscal year 2021 compared to fiscal year 2020. In addition, the increase reflected higher incentive compensation expense associated with higher profitability levels in fiscal year 2021 compared to fiscal year 2020.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2021 and 2020, we recognized income of approximately $6.6 million and $0.5 million, respectively, from our equity investment in Big River Resources, LLC (“Big River”). Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 365 million gallons of ethanol shipped in the trailing twelve months ended January 31, 2022. Big River’s 2020 financial results were impacted by reduced ethanol demand related to the COVID-19 pandemic.

We expect the operating experience of Big River to be generally consistent with the trends in crush spread margins described in the “Overview” section as Big River’s results are dependent on the same key drivers as our other ethanol investments (ethanol, corn, dried distillers grains and natural gas pricing).

Interest and Other Income – Interest and other income for fiscal year 2021 was approximately $0.1 million compared to approximately $1.8 million for fiscal year 2020. Interest income decreased as yields on our excess cash decreased in fiscal year 2021.

Income from Continuing Operations Before Income Taxes – As a result of the foregoing, income from continuing operations before income taxes was approximately $75.8 million for fiscal year 2021 versus approximately $4.2 million for fiscal year 2020.

Provision (Benefit) for Income Taxes – Our effective tax rate was a provision of 25.1% and a benefit of 13.0% for fiscal years 2021 and 2020, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss. During fiscal years 2021 and 2020, our effective tax rate decreased 6.8% (approximately $5.2 million) and 47.7% (approximately $2.0 million), respectively, from the statutory rate, as a result of research and experimentation credits earned by our ethanol plants. The amount of these credits earned in future periods will vary depending on the level of qualifying research expenditures at our ethanol plants. The provision for uncertain tax positions increased our effective tax rate 10.9% (approximately $8.3 million) and 24.8% (approximately $1.0 million) in fiscal year 2021 and 2020, respectively, from the statutory rate.

Net Income from Continuing Operations – As a result of the foregoing, net income from continuing operations was approximately $56.8 million for fiscal year 2021 versus approximately $4.8 million for fiscal year 2020.

Noncontrolling Interests (continuing operations) – Income attributable to noncontrolling interests (continuing operations) was approximately $9.2 million and $2.9 million during fiscal years 2021 and 2020, respectively, and represents the other owners’ share of the income of NuGen and One Earth.

Net Income Attributable to REX Common Shareholders (continuing operations) – As a result of the foregoing, net income attributable to REX common shareholders (continuing operations) was approximately $47.6 million for fiscal year 2021 compared to $1.9 million for fiscal year 2020.

Discontinued Operations

Results from discontinued operations include the consolidated financial results of our refined coal business and certain administrative expenses. We acquired the refined coal entity during the third quarter of fiscal year 2017. Our refined coal facility was eligible to earn Section 45 production tax credits. The Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation beginning November 18, 2021. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business have been recognized as discontinued operations. The refined coal business operated at a loss but generated tax credits that normally exceeded the operating loss.

The refined coal entity sold one product, refined coal. We recorded sales in the refined coal segment net of the cost of coal as we purchased the coal feedstock from the customer to which refined coal is sold. Sales increased from approximately $182,000 in the prior year to approximately $400,000 in the current year. During fiscal year 2020, operating results were adversely affected by lower utility plant demand from our only customer. Throughout our ownership of the refined coal business, sales varied depending on fluctuations in demand from the site host utility, which generally changed based upon weather conditions in the geographic markets the utility served and competing fuel prices and supplies.

Gross loss was approximately $8.2 million in fiscal year 2021, which was approximately $2.5 million higher compared to approximately $5.7 million of gross loss in fiscal year 2020. The increase in gross loss results primarily from higher refined coal production in fiscal year 2021 compared to fiscal year 2020.

The benefit for income taxes was approximately $13.3 million and approximately $6.6 million during fiscal years 2021 and 2020, respectively. These amounts include the benefit of Section 45 production tax credits and a benefit related to operating loss before income taxes. The increase in the benefit for income taxes primarily results from higher production in fiscal year 2021 compared to fiscal year 2020.

Loss related to noncontrolling interests was approximately $0.4 million and $0.3 million during fiscal years 2021 and 2020, respectively. This amount represents the other owner’s share of the pre-tax loss of refined coal operations.

Net income attributable to REX common shareholders from discontinued operations, net of tax, for fiscal year 2021 was approximately $4.8 million, an increase of $3.7 million from the net income attributable to REX common shareholders from discontinued operations, net of tax, of approximately $1.1 million for fiscal year 2020.

Net Income

As a result of the foregoing, including results from both continuing and discontinued operations, net income attributable to REX common shareholders was approximately $52.4 million and approximately $3.0 million for fiscal years 2021 and 2020, respectively.

Comparison of Fiscal Years 2020 and 2019

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

Outlook – Our cash and short-term investments balance of approximately $255.7 million at January 31, 2022 included approximately $212.8 million held by One Earth and NuGen. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. We expect our equity method investee to limit the payment of dividends based upon working capital needs.

We are investigating various uses of our excess cash. We have a stock buyback program with an authorization level of an additional approximately 449,000 shares at January 31, 2022. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

We expect capital expenditures to be in the range of approximately $15 million to $20 million in fiscal year 2022 for various projects at our consolidated ethanol plants and our carbon sequestration project. However, actual capital expenditures could vary from this range for unexpected expenditures as our plants continue to age or potential projects materialize. We expect to fund these capital expenditures with available cash at our ethanol plant subsidiaries.

Operating Activities – Net cash provided by operating activities was approximately $91.7 million for fiscal year 2021 compared to approximately $8.6 million in fiscal year 2020. During fiscal year 2021, operating cash flow was provided by net income from continuing operations of approximately $56.8 million and adjustments of approximately $31.4 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock based compensation expense, income from equity method investments, interest income from investments, and the deferred income tax provision. Big River paid dividends to REX of approximately $5.5 million during fiscal year 2021. Accounts receivable increased approximately $6.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $4.8 million, primarily a result of larger quantities of finished goods and higher per unit costs at January 31, 2022. Prepaid expenses and other assets decreased approximately $0.2 million, primarily a result of a slight change in fair values of forward purchase contracts. Accounts payable increased approximately $16.0 million, primarily a result of the timing of inventory receipts and vendor payments. Refundable income taxes increased $1.1 million as a result of the timing of estimated tax payments. Accrued expenses and other liabilities increased approximately $0.5 million, which was primarily a result of operating lease payments and higher incentive compensation in fiscal year 2021. Discontinued operations used cash of $6.7 million in fiscal year 2021.

Net cash provided by operating activities was approximately $8.6 million for fiscal year 2020. During fiscal year 2020, operating cash flow was provided by net income from continuing operations of approximately $4.8 million and adjustments of approximately $21.9 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock based compensation expense, income from equity method investments, interest income from investments, and the deferred income tax provision. Big River paid dividends to REX of approximately $3.5 million during fiscal year 2020. Accounts receivable increased approximately $6.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $2.3 million, primarily a result of larger quantities of finished goods and higher per unit costs at January 31, 2021. Prepaid expenses and other assets increased approximately $3.2 million, primarily a result of higher fair values of forward purchase contracts. Accounts payable decreased approximately $2.6 million, primarily a result of the timing of inventory receipts and vendor payments. Accrued expenses and other liabilities decreased approximately $3.5 million, which was primarily a result of operating lease payments and lower incentive compensation in fiscal year 2020. Discontinued operations used cash of $2.8 million in fiscal year 2021.

Investing Activities – Net cash provided by investing activities was approximately $5.3 million during fiscal year 2021 compared to net cash used of approximately $20.8 million during fiscal year 2020. Capital expenditures in fiscal year 2021 totaled approximately $5.1 million, the majority of which were various projects at One Earth’s and NuGen’s ethanol plants. During fiscal year 2021, we used cash of approximately $88.9 million for purchases of short-term investments and received cash of approximately $99.3 million related to maturities of these investments.

Net cash used in investing activities was approximately $20.8 million during fiscal year 2020. Capital expenditures in fiscal year 2020 totaled approximately $10.4 million, the majority of which were various projects at One Earth’s and NuGen’s ethanol plants. During fiscal year 2020, we used cash of approximately $96.2 million for purchases of short-term investments and received cash of approximately $86.3 million related to maturities of these investments as certain of these investments remained outstanding at January 31, 2021.

Financing Activities – Net cash used in financing activities was approximately $11.1 million during fiscal year 2021 compared to approximately $22.4 million for fiscal year 2020. During fiscal year 2021, we purchased approximately 84,000 shares of our common stock for approximately $6.6 million in open market transactions. During fiscal year 2021, we used cash of approximately $4.8 million to purchase shares from and pay dividends to noncontrolling members of the entities that own One Earth’s and NuGen’s ethanol plants. During fiscal year 2021, we received approximately $0.3 million in capital contributions from the minority investor in the refined coal business which is now classified as discontinued operations.

Net cash used in financing activities was approximately $22.4 million during fiscal year 2020. During fiscal year 2020, we purchased approximately 315,000 shares of our common stock for approximately $19.6 million in open market transactions. During fiscal year 2020, we used cash of approximately $2.9 million to purchase shares from and pay dividends to noncontrolling members of the entities that own One Earth’s and NuGen’s ethanol plants. During fiscal year 2020, we received approximately $0.1 million in capital contributions from the minority investor in the refined coal business which is now classified as discontinued operations.

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

Approximately 2.8% of our net assets are restricted pursuant to the terms of various loan agreements of our equity method investee as of January 31, 2022. None of our consolidated subsidiaries or the parent company has restricted net assets at January 31, 2022.

Contractual Obligations and Commitments

In the ordinary course of business, we enter into agreements under which we are legally obligated to make future cash payments. These agreements include obligations related to purchasing inventory and leasing rail cars. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of January 31, 2022 totaled $11.7 million, with $5.0 million payable in the next twelve months. Refer to Note 7 – Leases included in the notes to consolidated financial statements for more information. As of January 31, 2022, we had contracted future purchases of grain, natural gas, natural gas pipeline and other contracts valued at approximately $107.0 million, with $103.1 payable in the next twelve months. Refer to Note 11 – Commitments included in the notes to consolidated financial statements for more information.

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

Revenue Recognition – We recognize sales of ethanol, distillers grains and non-food grade corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products.

Impairment of Long-Lived Assets – We review our long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, we will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. We recorded no impairment charges in fiscal years 2021, 2020, and 2019. During fiscal year 2020, we concluded the impact of the COVID-19 pandemic on our industry and our operating results was an indicator that impairment may exist related to certain of our long-lived assets. As a result, we performed a recoverability test for the One Earth and NuGen asset groups (the lowest level at which related cash flows can be identified) and determined that there was no impairment as the gross undiscounted future cash flows substantially exceeded the respective carrying values.

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

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2022, One Earth and NuGen combined had purchase commitments for approximately 19.3 million bushels of corn, the principal raw material for their ethanol plants. At January 31, 2022, One Earth and NuGen combined had purchase commitments for approximately 1.8 million MmBtu of natural gas. At January 31, 2022, One Earth and NuGen had combined sales commitments for approximately 47.7 million gallons of ethanol, 97,000 tons of distillers grains and 14.5 million pounds of non-food grade corn oil. Our exposures to market risk, which include the impact of our risk management activities, are based on the estimated effect on pre-tax income starting on January 31, 2022, are as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	280,000	Gallons	$61,039
Corn	100,000	Bushels	$51,948
Distillers Grains	745	Tons	$11,714
Non-food grade Corn Oil	79,000	Pounds	$ 3,981
Natural Gas	7,400	MmBtu	$ 2,430
35

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
ASSETS	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$229,846	$144,501
Short-term investments	25,877	36,194
Restricted cash	2,222	1,657
Accounts receivable	25,821	19,713
Inventory	42,225	37,426
Refundable income taxes	6,677	6,020
Prepaid expenses and other	12,499	12,751
Current assets held for sale	-	488
Total current assets	345,167	258,750
Property and equipment - net	137,554	150,861
Operating lease right-of-use assets	11,221	12,678
Other assets	25,853	25,275
Equity method investments	30,566	29,456
Assets held for sale	-	2,325
TOTAL ASSETS	$550,361	$479,345

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade (includes $0.5 million and $0.7 million with related parties at January 31, 2022 and 2021, respectively)	$32,266	$16,573
Current operating lease liabilities	4,600	4,875
Accrued expenses and other current liabilities	13,617	8,754
Current liabilities held for sale (includes $0.1 million with related parties at January 31, 2021)	-	535
Total current liabilities	50,483	30,737
LONG-TERM LIABILITIES:
Deferred taxes	3,132	3,713
Long-term operating lease liabilities	6,390	7,439
Other long-term liabilities	2,794	273
Total long-term liabilities	12,316	11,425
COMMITMENTS AND CONTINGENCIES (Note 13) EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	149,334	149,110
Retained earnings	642,350	589,986
Treasury stock, 23,933 and 23,861 shares, respectively	(361,191)	(354,612)
Total REX shareholders’ equity	430,792	384,783
Noncontrolling interests	56,770	52,400
Total equity	487,562	437,183
TOTAL LIABILITIES AND EQUITY	$550,361	$479,345

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2022	2021	2020

Net sales and revenue	$774,802	$372,664	$417,700
Cost of sales (includes $90.2 million, $54.8 million and $171.5 million with related parties for the years ended January 31, 2022, 2021 and 2020, respectively)	677,242	353,131	397,298

Gross profit	97,560	19,533	20,402

Selling, general and administrative expenses	(28,476)	(17,639)	(19,532)
Equity in income of unconsolidated affiliates	6,624	500	1,392
Interest and other income, net	130	1,818	4,212

Income before income taxes	75,838	4,212	6,474
(Provision) benefit for income taxes	(19,031)	546	1,985

Net income from continuing operations	56,807	4,758	8,459
Net income attributable to noncontrolling interests (continuing operations)	(9,235)	(2,878)	(4,557)
Net income attributable to REX common shareholders (continuing operations)	47,572	1,880	3,902

Net income from discontinued operations, net of tax (includes expense of $0.3 million, $(0.2) million, and $(0.7) million with related parties for the years ended January 31, 2022, 2021 and 2020, respectively.	4,395	860	3,185
Net loss attributable to noncontrolling interests (discontinued operations)	397	261	340
Net income attributable to REX common shareholders (discontinued operations)	4,792	1,121	3,525

Net income attributable to REX common shareholders	$52,364	$3,001	$7,427

Weighted average shares outstanding – basic and diluted	5,982	6,167	6,318

Basic and diluted net income per share from continuing operations attributable to REX common shareholders	$7.95	$0.31	$0.62
Basic and diluted net income per share from discontinued operations attributable to REX common shareholders	0.80	0.18	0.56
Basic and diluted net income per share attributable to REX common shareholders	$8.75	$0.49	$1.18

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2022, 2021 AND 2020

(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at January 31, 2019	29,853	$299	23,580	$(335,193)	$148,273	$579,558	$52,334	$445,271

Net income						7,427	4,217	11,644

Capital contributions							312	312

Noncontrolling interests distribution and other							(4,264)	(4,264)

Issuance of equity awards and stock based compensation expense	-	-	(19)	127	516	-	-	643

Balance at January 31, 2020	29,853	299	23,561	(335,066)	148,789	586,985	52,599	453,606

Net income						3,001	2,617	5,618

Capital contributions							112	112

Treasury stock acquired			315	(19,629)				(19,629)

Noncontrolling interests distribution and other							(2,928)	(2,928)

Issuance of equity awards and stock based compensation expense	-	-	(15)	83	321	-	-	404

Balance at January 31, 2021	29,853	$299	23,861	(354,612)	149,110	589,986	52,400	437,183

Net income						52,364	8,838	61,202

Capital contributions							304	304

Treasury stock acquired			84	(6,627)				(6,627)

Noncontrolling interests distribution and other							(4,772)	(4,772)

Issuance of equity awards and stock based compensation expense	-	-	(12)	48	224	-	-	272

Balance at January 31, 2022	29,853	$299	23,933	$(361,191)	$149,334	$642,350	$56,770	$487,562

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$61,202	$5,618	$11,644
Net income from discontinued operations, net of tax	4,395	860	3,185
Net income from continuing operations	56,807	4,758	8,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,031	18,116	20,217
Amortization of operating lease right-of-use assets	5,560	5,358	6,304
Stock based compensation expense	1,753	264	397
Income from equity method investments	(6,624)	(500)	(1,392)
Dividends received from equity method investments	5,514	3,508	1,003
Interest income from investments	(43)	(216)	(73)
Loss (gain) on disposal of real estate and property and equipment	30	(58)	-
Deferred income tax	12,730	(1,110)	141
Changes in assets and liabilities:
Accounts receivable	(6,108)	(6,744)	(1,591)
Inventory	(4,799)	(2,307)	(17,135)
Prepaid expenses and other assets	199	(3,243)	(627)
Income taxes refundable	(1,103)	(276)	1,283
Accounts payable-trade	16,005	(2,618)	12,284
Accrued expenses and other liabilities	475	(3,523)	(11,995)
Net cash provided by operating activities from continuing operations	98,427	11,409	17,275
Net cash used in operating activities from discontinued operations	(6,716)	(2,786)	(6,932)
Net cash provided by operating activities	91,711	8,623	10,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,126)	(10,412)	(3,776)
Purchases of short-term investments	(88,949)	(96,233)	(26,025)
Sales of short-term investments	99,309	86,328	15,000
Proceeds from sale of real estate and property and equipment	60	58	-
Repayment of note receivable	-	-	369
Deposits	-	(532)	-
Net cash provided by (used in) investing activities	5,294	(20,791)	(14,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	(6,627)	(19,629)	-
Payments to noncontrolling interests holders	(4,772)	(2,928)	(4,264)
Net cash used in financing activities from continuing operations	(11,399)	(22,557)	(4,264)
Net cash provided by financing activities from discontinued operations	304	112	312
Net cash used in financing activities	(11,095)	(22,445)	(3,952)
NET INCREASE (DECREAS)E IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	85,910	(34,613)	(8,041)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-Beginning of year	146,158	180,771	188,812
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-End of year	$232,068	$146,158	$180,771

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

Continued from the previous page

Non cash financing activities-Equity awards issued	$100	$241	$487
Non cash financing activities-Equity awards accrued	$1,580	$99	$241
Non cash investing activities-Accrued capital expenditures	$78	$390	$37
Initial right-of-use assets and liabilities recorded upon adoption of ASC 842	$-	$-	$20,918
Right-of-use assets acquired and liabilities incurred upon lease execution	$4,103	$1,863	$432

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$229,846	$144,501	$179,658
Restricted cash	2,222	1,657	1,113
Total cash, cash equivalents and restricted cash	$232,068	$146,158	$180,771

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2022, the Company owns interests in three operating entities – two are consolidated and one is accounted for using the equity method of accounting. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. The other consolidated entity has the same fiscal year end as the parent company.

Fiscal Year – All references in these consolidated financial statements to a particular fiscal year are to the Company’s fiscal year ended January 31. For example, “fiscal year 2021” means the period February 1, 2021 to January 31, 2022. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date.

Segments – Beginning in the third quarter of 2021, the Company has one reportable segment, ethanol and by-products. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests. Prior period amounts have been reclassified to conform to current segment reporting.

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

Concentrations of Risk –The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents. Nine (fiscal year 2021), seven (fiscal year 2020) and eight (fiscal year 2019) customers accounted for approximately 85%, 89% and 85% of the Company’s net sales and revenue during fiscal years 2021, 2020 and 2019, respectively. At January 31, 2022 and 2021, these customers represented approximately 83% and 54%, respectively, of the Company’s accounts receivable balance.

Inventory – Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The company recorded approximately $0.5 million and approximately $1.0 million of inventory write-downs in cost of sales at January 31, 2022 and January 31, 2021, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory are as follows (amounts in thousands):

	January 31,
	2022	2021

Ethanol and other finished goods	$13,158	$18,346
Work in process	5,473	4,374
Grain and other raw materials	23,594	14,706

Total	$42,225	$37,426

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

	January 31,
	2022	2021

Land and improvements	$27,329	$27,329
Buildings and improvements	23,617	23,613
Machinery, equipment and fixtures	296,243	293,762
Construction in progress	1,515	215

	348,704	344,919
Less: accumulated depreciation	(211,150)	(194,058)

Total	$137,554	$150,861

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. The Company recorded no impairment charges in fiscal years 2021, 2020 and 2019. During fiscal year 2020, the Company concluded the impact of the COVID-19 pandemic on the ethanol industry and the Company’s operating results was an indicator that impairment may exist related to certain of its long-lived assets. As a result, the Company performed a recoverability test and determined that there was no impairment.

Depreciation expense was approximately $18.0 million, $18.1 million and $20.2 million in fiscal years 2021, 2020 and 2019, respectively.

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

Revenue Recognition – The Company recognizes sales of ethanol, distillers grains and non-food grade corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products.

Cost of Sales – Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant management, certain compensation costs and general facility overhead charges.

SG&A Expenses – The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $7,321,000, $3,482,000, and $4,086,000 in fiscal years 2021, 2020 and 2019, respectively.

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal years 2021, 2020 and 2019 there were no material settlements of forward contracts that were recorded at fair value. The Company recorded an asset of approximately $1.0 million and $2.1 million at January 31, 2022 and 2021, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815.

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

Income Taxes – The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s annual effective tax rate includes the impact of research and experimentation credits.

Comprehensive Income – The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

New Accounting Pronouncements – In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The Company adopted this update effective February 1, 2021. The adoption of this update did not impact the consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which increases the transparency of government assistance received by businesses by expanding the disclosure requirements. The Company will be required to adopt this update for the fiscal year ending January 31, 2023. The Company has not completed its analysis of adopting this guidance and has not determined the effect of this standard on its consolidated financial statements and related disclosures.

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

	Fiscal Year
	2021	2020	2019

Sales of products, continuing operations:

Ethanol	$613,597	$284,191	$321,434
Dried distillers grains	125,009	71,774	71,755
Non-food grade corn oil	38,852	15,066	17,135
Modified distillers grains	9,104	2,626	7,240
Derivative financial instruments losses	(12,109)	(1,167)	-
Other	349	174	136
Total sales	$774,802	$372,664	$417,700

Sales of products, discontinued operations:

Refined coal[1]	$400	$182	$334

[1]	Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

3.	INVESTMENTS

Equity Method Investment in Big River

The Company’s equity method investment in Big River is accounted for under ASC 323. The following table summarizes the investment (amounts in thousands):

	January 31,
	2022	2021

Carrying amount	$30,566	$29,456

Ownership percentage	10.3%	10.3%
45

The Company invested approximately $20.0 million in Big River which is a holding company for several entities. Big River, through its various entities (both wholly and partially owned), operates four ethanol manufacturing facilities, that combined shipped approximately 421.0 million gallons of ethanol in the twelve months ended January 31, 2022. The Company recorded income of approximately $6.6 million, $0.5 million and $1.4 million as its share of earnings from Big River during fiscal years 2021, 2020 and 2019, respectively. The Company received dividends of approximately $5.5 million, $3.5 million and $1.0 million from Big River during fiscal years 2021, 2020 and 2019, respectively. At January 31, 2022, the carrying value of the investment in Big River is approximately $30.6 million; the amount of underlying equity in the net assets of Big River is approximately $29.8 million. Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables (amounts in thousands):

	December 31,
	2021	2020

Current assets	$310,411	$172,742
Non current assets	146,384	178,221
Total assets	$456,795	$350,963
Current liabilities	$131,317	$69,259
Long-term liabilities	-	2,832
Total liabilities	$131,317	$72,091
Noncontrolling interests	$36,786	$30,116

	Years Ended December 31,
	2021	2020	2019

Net sales and revenue	$1,332,555	$736,225	$823,718
Gross profit	$85,401	$18,858	$30,774
Income from continuing operations	$64,243	$4,850	$13,502
Net income	$64,243	$4,850	$13,502

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2022 are approximately $116.2 million; the Company’s proportionate share of restricted net assets of Big River is approximately $12.0 million.

Short-term Investments

At January 31, 2022, the Company owned certificates of deposit (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $25.9 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.1%. Unrealized gains or losses were insignificant.

At January 31, 2021, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $36.2 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.2%. Unrealized gains or losses were insignificant.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value at January 31, 2022 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Forward purchase contracts asset (1)	$-	$993	$-	$993
Investment in cooperative (2)	-	-	354	354
Total assets	$-	$993	$354	$1,347

Commodity futures (3)	$-	$933	$-	$933

Financial assets and liabilities measured at fair value at January 31, 2021 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Forward purchase contracts asset (1)	$-	$2,144	$-	$2,144
Investment in cooperative (2)	-	-	354	354
Total assets	$-	$2,144	$354	$2,498

Commodity futures (3)	$-	$1,794	$-	$1,794

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2)	The investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

(3)	The commodity futures liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

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

No other financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21.

There were no assets measured at fair value at January 31, 2022 and 2021 on a non-recurring basis.

5.	OTHER ASSETS

The components of other noncurrent assets are as follows (amounts in thousands):

	January 31,
	2022	2021

Deferred taxes	$24,914	$24,390
Other	939	885

Total	$25,853	$25,275

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities at January 31, 2022 and 2021 are as follows (amounts in thousands):

	January 31,
	2022	2021

Accrued payroll and related items	$5,407	$690
Accrued utility charges	4,297	2,515
Accrued transportation related items	593	1,560
Commodity futures	933	1,794
Accrued real estate taxes	1,857	1,778
Accrued income taxes	95	55
Other	435	362

Total	$13,617	$8,754

7.	LEASES

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

At January 31, 2022, the Company has lease agreements, as lessee, for railcars. All the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

For fiscal years 2021 and 2020, the components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Fiscal Year
	2021	2020

Operating lease expense	$6,346	$6,340
Variable lease expense	1,907	447
Total lease expense	$8,253	$6,787

The following table is a summary of future minimum rentals on such leases at January 31, 2022 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2023	$5,015
2024	3,856
2025	2,408
2026	235
2027	171
Total	11,685
Less: present value discount	695
Operating lease liabilities	$10,990

At January 31, 2022, the weighted average remaining lease term is 2.5 years and the weighted average discount rate is 4.85% for the above leases.

The following table is a summary of future minimum rentals on such leases at January 31, 2021 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2022	$5,397
2023	3,690
2024	2,524
2025	1,648
2026	49
Total	13,308
Less: present value discount	994
Operating lease liabilities	$12,314

At January 31, 2021, the weighted average remaining lease term is 3.0 years, and the weighted average discount rate is 5.26% for the above leases.

8.	COMMON STOCK

During fiscal years 2021 and 2020, the Company purchased approximately 84,000 shares and approximately 315,000 shares of its common stock for approximately $6.6 million and approximately $19.6 million, respectively. During fiscal year 2019, the Company did not purchase any of its common stock. At January 31, 2022, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional approximately 449,000 shares of its common stock. Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,
	2022	2021

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	5,920	5,992

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value at January 31,		Liability Derivatives Fair Value at January 31,
	2022	2021	2022	2021

Commodity futures (1)	$-	$-	$933	$1,794
Forward purchase contracts (2)	$993	$2,144	$-	$-

(1)	Commodity futures assets are included in prepaid expenses and other. Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 7.4 million bushels and 6.9 million bushels of corn at January 31, 2022 and 2021, respectively.

(2)	Forward purchase contracts assets are included in prepaid expenses and other. Forward purchase contracts liabilities are included in accrued expenses and other current liabilities. These contracts are for purchases of approximately 19.2 million bushels and 6.4 million bushels of corn at January 31, 2022 and 2021, respectively.

As of January 31, 2022, and 2021, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparty. The Company’s accounting policy is to offset positions owed or owing with the same counterparty. As of January 31, 2022, and 2021 the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of January 31, 2022, and 2021, the Company was required to maintain collateral with the counterparty in the amount of approximately $2,222,000 and $1,657,000, respectively, to secure the Company’s derivative liability position, which has been recorded on the balance sheet as restricted cash. See Note 4 which contains fair value information related to derivative financial instruments.

The Company recognized gains (losses) (included in cost of sales) on corn and natural gas derivative financial instruments of approximately $(3,427,000), $(5,552,000), and $2,201,000 in fiscal years 2021, 2020 and 2019, respectively.

The Company recognized losses (included in net sales and revenue) on ethanol derivative financial instruments of $12,109,000 and $1,167,000 in fiscal years 2021 and 2020, respectively. There were no derivative financial instruments gains or losses included in net sales and revenue in fiscal year 2019.

10.	EMPLOYEE BENEFITS

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. 471,027 shares remain available for issuance under the Plan at January 31, 2022. As a component of their compensation, restricted stock has been granted to directors at the market price of REX common stock on the date of the grant. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day, for all grants of restricted stock.

At January 31, 2022 and 2021, unrecognized compensation cost related to nonvested restricted stock was approximately $97,000 and $272,000.

The following table summarizes non-vested restricted stock award activity for fiscal years 2021, 2020, and 2019:

	2021
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Remaining Vesting Vesting Term (in years)

Non-Vested at January 31, 2021	19,705	$1,398	1
Granted	2,803	275
Forfeited	-	-
Vested	12,447	900

Non-Vested at January 31, 2022	10,061	$773	1

	2020
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2020	28,576	$2,193	2
Granted	6,158	416
Forfeited	-	-
Vested	15,029	1,211

Non-Vested at January 31, 2021	19,705	$1,398	1
53

	2019
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2019	38,036	$2,935	2
Granted	9,442	662
Forfeited	-	-
Vested	18,902	1,404

Non-Vested at January 31, 2020	28,576	$2,193	2

The above tables include 5,714, 14,777, and 24,219 non-vested shares at January 31, 2022, 2021, and 2020, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to officers who were retirement eligible at the time of grant.

11.	COMMITMENTS

At January 31, 2022, One Earth and NuGen had combined forward purchase contracts for approximately 19.3 million bushels of corn, the principal raw material for their ethanol plants and they had combined forward purchase contracts for approximately 1.8 MmBtu of natural gas.

At January 31, 2022, One Earth and NuGen had combined sales commitments for approximately 47.7 million gallons of ethanol, 97,000 tons of distillers grains and 14.5 million pounds of non-food grade corn oil.

One Earth has entered into an agreement with an unrelated party for the use of a portion of that party’s natural gas pipeline. The term of the original agreement was 10 years, and the amount was $4,380,000, which was paid over 120 equal monthly installments of $36,500 beginning in February 2009. A new 15-year agreement, with monthly payments of $29,250 was effective February 1, 2019. One Earth paid approximately $351,000 in fiscal years 2021 and 2020, and approximately $358,000 in fiscal year 2019 pursuant to the agreement.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketers”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One Earth and NuGen to pay a fee per ton of distillers grains sold for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and renew automatically for additional one-year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen combined incurred fees of approximately $1,190,000, $841,000, and $936,000 in fiscal years 2021, 2020 and 2019, respectively, for these marketing services.

The refined coal entity had various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company was required to pay various fees. These fees totaled approximately $5,404,000, $2,500,000, and $4,231,000 in fiscal years 2021, 2020, and 2019, respectively.

12.	INCOME TAXES

The provision for income taxes for fiscal years 2021, 2020, and 2019 consist of the following (amounts in thousands):

	2021	2020	2019

Federal:
Current	$4,450	$1,323	$1,918
Deferred	12,064	(1,850)	(1,387)

	16,514	(527)	531

State and Local:
Current	3,098	602	(2,223)
Deferred	(581)	(621)	(293)

	2,517	(19)	(2,516)

Provision (benefit) for income taxes	$19,031	$(546)	$(1,985)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (amounts in thousands):

	January 31,
	2022	2021

Assets:
General business credit carryforward	$39,199	$40,641
Accrued liabilities	582	3
State net operating loss carryforward	269	294
Other items	280	206
Valuation allowance	(213)	(232)

Total	40,117	40,912
Liabilities:
Basis in pass through entities, including depreciation	(17,995)	(20,076)
Other	(340)	(159)

Total	(18,335)	(20,235)
Net deferred tax asset	$21,782	$20,677
55

The Company has a general business credit carryforward of approximately $39.2 million and approximately $40.6 million at January 31, 2022 and 2021, respectively. The Company can carry these credits forward for up to twenty years. The carryforward period begins to expire in fiscal year 2038.

The Company has a valuation allowance of approximately $213,000 and $232,000 at January 31, 2022 and 2021, respectively, related to state net operating loss carryforwards. The Company decreased the valuation allowance by $19,000 in fiscal year 2021. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

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

Through its refined coal operation, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. These credits increased the income tax benefit from discontinued operations by approximately $11.3 million, $5.2 million, and $9.0 million during fiscal years 2021, 2020, and 2019, respectively.

During fiscal years 2021, 2020, and 2019, the Company recognized an income tax benefit (provision) for federal and state research and experimentation credits (net of uncertain tax position expense) of approximately $(3.0) million, $0.9 million, and $0.4 million, respectively. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company paid income taxes of approximately $7,239,000, $1,274,000, and $565,000 in fiscal years 2021, 2020, and 2019, respectively. The Company received refunds of income taxes of approximately $655,000 and $11,000 in fiscal years 2020 and 2019, respectively. The Company did not receive any refunds in fiscal year 2021.

Reconciliations of the federal statutory tax and the Company’s income tax (benefit) expense for fiscal years 2021, 2020, and 2019 are as follows (amounts in thousands):

	2021	2020	2019

Federal income tax at statutory rate	$15,926	$885	$1,360
State and local taxes, net of federal tax benefit	2,396	150	230
Research and experimentation credits	(5,184)	(2,008)	(899)
Uncertain tax positions	8,340	1,046	(1,435)
Noncontrolling interest	(2,231)	(707)	(1,118)
Other	(216)	88	(123)

Total	$19,031	$(546)	$(1,985)

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2014 and prior. The Company is currently undergoing a federal income tax examination for the years ended January 31, 2015 through January 31, 2020.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2022, total unrecognized tax benefits were approximately $16,741,000, and accrued penalties and interest were approximately $40,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $16,662,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Fiscal Year
	2021	2020

Unrecognized tax benefits, beginning of year	$8,400	$7,370
Changes for tax positions for prior years	3,827	(74)
Changes for tax positions for current year	4,554	1,104

Unrecognized tax benefits, end of year	$16,781	$8,400

13.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2022 or 2021 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

14.	DISCONTINUED OPERATIONS

On November 18, 2021, the Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation. Beginning in the third quarter of fiscal year 2021, the results of the operations of the refined coal business have been recognized as discontinued operations. Below is a table reflecting certain items of the Consolidated Condensed Statement of Operations that were reclassified as discontinued operations for fiscal years 2021, 2020 and 2019 (amounts in thousands):

	2021	2020	2019

Net sales and revenue[1]	$400	$182	$334
Cost of Sales	8,602	5,854	8,251
Gross loss	(8,202)	(5,672)	(7,917)
Selling, general and administrative	698	22	(274)
Loss before income taxes	(8,900)	(5,694)	(7,643)
Benefit for income taxes	13,295	6,554	10,828
Net income from discontinued operations, net of tax	4,395	860	3,185
Net loss attributable to noncontrolling interests[2]	397	261	340
Net income attributable to REX common shareholders	$4,792	$1,121	$3,525

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

2 Net loss attributable to noncontrolling interest represents the minority investor’s share of the loss before income taxes as noncontrolling interests does not include any gain from the refined coal tax credits.

As of January 31, 2022, there were no amounts on the balance sheet reclassified to discontinued operations. Below is a table reflecting certain items of the Consolidated Condensed Balance Sheets that were reclassified as discontinued operations as of January 31, 2021 (amounts in thousands):

January 31, 2021
Assets:
Current assets:
Prepaid expenses and other	$34
Inventory	454
Total current assets	488
Property and equipment, net	2,325
Total Assets	2,813

Liabilities:
Current liabilities:
Accounts payable, trade	334
Accrued expenses and other current liabilities	201
Total current liabilities	535
Total liabilities	535

Net assets included in discontinued operations	$2,278
58

15.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit, net income and net income per share (basic and diluted) for each quarter during the last two fiscal years. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended (In Thousands, Except Per Share Amounts)
	April 30, 2021	July 31, 2021	October 31, 2021	January 31, 2022

Net sales and revenue	$164,042	$195,678	$203,066	$212,016
Gross profit	19,477	14,154	25,152	38,777
Net income from continuing operations	7,963	8,039	14,888	25,917
Net income attributable to REX common shareholders (continuing operations)	7,269	5,710	13,326	21,267
Net income attributable to REX common shareholders (discontinued operations)	515	2,166	1,952	159
Net income attributable to REX common shareholders	7,784	7,876	15,278	21,426
Basic and diluted net (loss) income per share attributable to REX common shareholders (continuing operations) (a)	1.21	0.95	2.23	3.58
Basic and diluted net (loss) income per share attributable to REX common shareholders (discontinued operations) (a)	0.09	0.36	0.33	0.03
Basic and diluted net (loss) income per share attributable to REX common shareholders (a)	$1.30	$1.31	$2.56	$3.61

	Quarters Ended (In Thousands, Except Per Share Amounts)
	April 30, 2020	July 31, 2020	October 31, 2020	January 31, 2021

Net sales and revenue	$83,235	$39,242	$124,217	$125,970
Gross (loss) profit	(8,223)	553	18,929	8,274
Net (loss) income from continuing operations	(8,578)	(2,867)	11,312	4,891
Net (loss) income attributable to REX common shareholders (continuing operations)	(7,821)	(2,679)	9,036	3,344
Net (loss) income attributable to REX common shareholders (discontinued operations)	186	931	(195)	199
Net (loss) income attributable to REX common shareholders	(7,635)	(1,748)	8,841	3,543
Basic and diluted net (loss) income per share attributable to REX common shareholders (continuing operations) (a)	(1.24)	(0.43)	1.47	0.56
Basic and diluted net (loss) income per share attributable to REX common shareholders (discontinued operations) (a)	0.03	0.15	(0.03)	0.03
Basic and diluted net (loss) income per share attributable to REX common shareholders (a)	$(1.21)	$(0.28)	$1.44	$0.59

a)	The total of the quarterly net income per share amounts do not equal the annual net income per share amounts due to the impact of varying amounts of shares outstanding during the year.
59

16.	RELATED PARTIES

During fiscal years 2021, 2020, and 2019, One Earth and NuGen, combined, purchased approximately $90.2 million, $54.8 million, and $171.5 million, respectively, of corn and other supplies from minority equity investors. The Company had amounts payable to related parties of approximately $0.5 million and $0.7 million at January 31, 2022 and 2021, respectively.

During fiscal years 2021, 2020, and 2019, the Company recognized (reduced) commission expense of approximately $0.3 million, $(0.2) million, and $(0.7) million, respectively, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal business. The Company did not have accrued liabilities related to commission expense as of January 31, 2022 and had accrued liabilities related to the commission expense of approximately $0.1 million at January 31, 2021.

During fiscal years 2021 and 2020, the Company received approximately $0.3 million and approximately $0.1 million, respectively, in capital contributions from the minority investor in the refined coal entity.

* * * * * *

60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2022, expressed , an unqualified opinion on the Company’s internal control over financial reporting.

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

61

Income Taxes– Valuation Allowance — Refer to Notes 1 and 12 to the financial statements

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

The Company has a general business credit carryforward of approximately $39.1 million at January 31, 2022. The Company can carry these credits forward for up to twenty years and the carryforward period begins to expire in fiscal year 2038. The Company assessed all available positive and negative evidence to determine whether it expects sufficient future taxable income will be generated to allow for the realization of existing federal deferred tax assets. For the three-year period ended January 31, 2022, the Company has cumulative pre-tax book income on a comprehensive basis, including the impact of an operation that has historically produced pre-tax book losses, but after tax net income. This entity ceased operations in fiscal year 2021. The Company expects to realize the federal deferred tax assets prior to their expiration based on their projection of future taxable income based on objectively verifiable historical results.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures, with the assistance of income tax specialists, to evaluate management’s assertion that the unreserved federal deferred tax assets are more likely than not realizable included the following:

●	We tested the effectiveness of the Company’s controls over income taxes, including those over the evaluation of a valuation allowance and the projections of future taxable income.

●	We evaluated management’s projections of future taxable income by:

●	Evaluating management’s ability to accurately project future reversals of temporary differences including the use of tax planning strategies by comparing these projections to historical results, evaluation of current tax laws, and our understanding of anticipated future events.

●	Testing the reasonableness of management’s determination of the Company’s objectively verifiable income by:

●	Testing that applicable amounts agree to historical results.

●	Testing the normalization for appropriate one-time items.

●	We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the federal deferred tax assets.

●	We tested the mathematical accuracy of the Company’s valuation allowance analysis.
62

●	We evaluated whether the projections of future taxable income were consistent with evidence obtained in other areas of the audit.

●	We evaluated the sufficiency of the Company’s disclosures related to the realizability of deferred income tax assets and valuation allowances in the financial statements.

/s/ Deloitte and Touche LLP

Dayton, Ohio
April 6, 2022

We have served as the Company’s auditor since 2002.

63

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2022, 2021 AND 2020

(Amounts in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses	Deductions Charges for Which Reserves Were Created	Balance End of Year

2022:
Deferred tax valuation allowance	$232	$-	$19	$213

2021:
Deferred tax valuation allowance	$232	$-	$-	$232

2020:
Deferred tax valuation allowance	$232	$-	$-	$232

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
64

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2022 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ZAFAR A. RIZVI	Chief Executive Officer and President
Zafar A. Rizvi	(principal executive officer)	April 6, 2022

/s/ DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	April 6, 2022
65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2022, of the Company and our report dated April 6, 2022, expressed an unqualified opinion on those financial statements.

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

66

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte and Touche LLP

Dayton, Ohio
April 6, 2022

67

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2022, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2022 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2022 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2022 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 16, 2022 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2022 and 2021

Consolidated Statements of Operations for the years ended January 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended January 31, 2022, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2022, 2021 and 2020

68

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

(a)(2)(i) Financial Statement Schedules

The following financial statement schedules are filed as a part of this report at Item 8 hereof.

Schedule II -Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

4(a)	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4(a) to Form 10-K filed April 1, 2020, File No. 001-09097)

10(a)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(b)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(c)*	Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(d)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(e)*	Form of Restricted Stock Award Agreement under 2015 Incentive Plan (incorporated by reference to Exhibit 10(e) to Form 8-K filed June 8, 2015, File No. 001-09097)
69

10(f)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(a) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

10(g)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(b) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

10(h)*	First Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(c) to Form 10-Q for quarter ended July 31, 2017, File No. 001-09097)

10(i)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Stuart A. Rose (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

10(j)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Zafar Rizvi (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

10(k)*	Second Amendment to Employment Agreement dated June 2, 2015 between Rex Radio and Television, Inc. and Douglas L. Bruggeman (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended January 31, 2018, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21	Subsidiaries of registrant

(23)	Consents of experts and counsel:

	23(a)	Consent of Deloitte & Touche LLP to use its reports dated April 6, 2022 included in this annual report on Form 10-K into registrant’s Registration Statement on Form S-8 (Registration No. 333-205419)

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications
70

(101)	Interactive Data File:

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2022, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Copies of the Exhibits not filed herewith may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 7720 Paragon Road, Dayton, Ohio 45459.

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

Item 16.	Form 10-K Summary

None.

71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX AMERICAN RESOURCES CORPORATION

By: /s/ ZAFAR A. RIZVI
Zafar A. Rizvi
Chief Executive Officer and President

Date: April 6, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STUART A. ROSE
Stuart A. Rose	Executive Chairman of the Board	April 6, 2022

/s/ ZAFAR A. RIZVI Zafar A. Rizvi	Chief Executive Officer, President and Director (principal executive officer)	April 6, 2022

/s/ DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 6, 2022

/s/ EDWARD M. KRESS
Edward M. Kress	Director	April 6, 2022

/s/ CHARLES A. ELCAN
Charles A. Elcan	Director	April 6, 2022

/s/ DAVID S. HARRIS
David S. Harris	Director	April 6, 2022

/s/ MERVYN L. ALPHONSO
Mervyn L. Alphonso	Director	April 6, 2022

/s/ LEE I. FISHER
Lee I. Fisher	Director	April 6, 2022

/s/ ANNE C. MACMILLAN
Anne C. MacMillan	Director	April 6, 2022
72