Form 10-Q
period 2022-04-30
REX AMERICAN RESOURCES Corp
filed 2022-05-27
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

At the close of business on May 26, 2022 the registrant had 5,920,351 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	April 30,	January 31,
	2022	2022
Assets:
Current assets:
Cash and cash equivalents	$66,685	$229,846
Short-term investments	167,347	25,877
Restricted cash	4,920	2,222
Accounts receivable	25,440	25,821
Inventory	56,388	42,225
Refundable income taxes	6,096	6,677
Prepaid expenses and other	16,006	12,499
Total current assets	342,882	345,167
Property and equipment, net	134,575	137,554
Operating lease right-of-use assets	13,250	11,221
Deferred taxes and other assets	24,817	25,853
Equity method investment	32,517	30,566
Total assets	$548,041	$550,361

Liabilities and equity: Current liabilities:
Accounts payable, trade (includes $0.5 million with related parties at April 30, 2022 and January 31, 2022)	$19,160	$32,266
Current operating lease liabilities	4,515	4,600
Accrued expenses and other current liabilities	15,184	13,617
Total current liabilities	38,859	50,483
Long-term liabilities:
Deferred taxes	3,132	3,132
Long-term operating lease liabilities	8,539	6,390
Other long-term liabilities	2,920	2,794
Total long-term liabilities	14,591	12,316
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	149,370	149,334
Retained earnings	647,532	642,350
Treasury stock	(361,183)	(361,191)
Total REX shareholders’ equity	436,018	430,792
Noncontrolling interests	58,573	56,770
Total equity	494,591	487,562
Total liabilities and equity	$548,041	$550,361

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended
	April 30,
	2022	2021

Net sales and revenue	$194,228	$164,042
Cost of sales (includes $30,765 and $16,733 with related parties for the three months ended April 30, 2022 and 2021, respectively.)	182,316	144,565

Gross profit	11,912	19,477

Selling, general and administrative expenses	(5,203)	(9,903)
Equity in income of unconsolidated affiliates	1,951	570
Interest and other income, net	174	43

Income before income taxes	8,834	10,187
Provision for income taxes	(1,848)	(2,224)

Net income from continuing operations	6,986	7,963
Net income attributable to noncontrolling interests (continuing operations)	(1,804)	(694)
Net income attributable to REX common shareholders (continuing operations)	5,182	7,269

Net income from discontinued operations, net of tax	-	435
Net loss attributable to noncontrolling interests (discontinued operations)	-	80
Net income attributable to REX common shareholders (discontinued operations)	-	515

Net income attributable to REX common shareholders	$5,182	$7,784

Weighted average shares outstanding – basic and diluted	5,945	6,010

Basic and diluted net income per share from continuing operations attributable to REX common shareholders	$0.87	$1.21
Basic and diluted net income per share from discontinued operations attributable to REX common shareholders	-	0.09
Basic and diluted net income per share attributable to REX common shareholders	$0.87	$1.30

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three Months Ended April 30, 2022 and 2021

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2022	29,853	$299	23,933	$(361,191)	$149,334	$642,350	$56,770	$487,562

Net income						5,182	1,804	6,986

Noncontrolling interests distribution and other							(1)	(1)

Issuance of equity awards and stock based compensation expense	-	-	-	8	36	-	-	44

Balance at April 30, 2022	29,853	$299	23,933	$(361,183)	$149,370	$647,532	$58,573	$494,591

Balance at January 31, 2021	29,853	$299	23,861	$(354,612)	$149,110	$589,986	$52,400	$437,183

Net income						7,784	614	8,398

Noncontrolling interests distribution and other							(75)	(75)

Capital contributions							68	68

Issuance of equity awards and stock based compensation expense	-	-	-	8	34	-	-	42

Balance at April 30, 2021	29,853	$299	23,861	$(354,604)	$149,144	$597,770	$53,007	$445,616

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Three Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interests	$6,986	$8,398
Net income from discontinued operations, net of tax	-	435
Net income from continuing operations	6,986	7,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,459	4,551
Amortization of operating lease right-of-use assets	1,430	1,389
Income from equity method investments	(1,951)	(570)
Interest income from investments	(148)	(15)
Deferred income tax	1,161	2,303
Stock based compensation expense	218	291
Loss (gain) on sale of property and equipment – net	5	(3)
Changes in assets and liabilities:
Accounts receivable	381	(7,844)
Inventories	(14,163)	11,206
Refundable income taxes	581	(88)
Other assets	(3,529)	(2,169)
Accounts payable, trade	(13,233)	(654)
Other liabilities	124	(1,264)
Net cash (used in) provided by operating activities from continuing operations	(17,679)	15,096
Net cash used in operating activities from discontinued operations	-	(1,533)
Net cash (used in) provided by operating activities	(17,679)	13,563
Cash flows from investing activities:
Capital expenditures	(1,462)	(1,267)
Purchase of short-term investments	(161,599)	(25,930)
Sale of short-term investments	20,278	26,275
Other	-	30
Net cash used in investing activities	(142,783)	(892)
Cash flows from financing activities:
Payments to noncontrolling interests holders	(1)	(75)
Net cash used in financing activities from continuing operations	(1)	(75)
Net cash provided by financing activities from discontinued operations	-	68
Net cash used in financing activities	(1)	(7)

Net (decrease) increase in cash, cash equivalents and restricted cash	(160,463)	12,664
Cash, cash equivalents and restricted cash, beginning of period	232,068	146,158
Cash, cash equivalents and restricted cash, end of period	$71,605	$158,822

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)

Continued from the previous page

Non cash investing activities – Accrued capital expenditures	$205	$280
Non cash financing activities – Stock awards accrued	$174	$348
Right-of-use assets acquired and liabilities incurred upon lease execution	$3,460	$-
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$66,685	$157,105
Restricted cash	4,920	1,717
Total cash, cash equivalents and restricted cash	$71,605	$158,822

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 30, 2022

Note 1. Consolidated Condensed Financial Statements

References to the Company – References to “REX” or the “Company” in the consolidated condensed financial statements and in these notes to the consolidated condensed financial statements refer to REX American Resources Corporation, a Delaware corporation, and its majority and wholly owned subsidiaries.

The consolidated condensed financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2022 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 (fiscal year 2021). It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Basis of Consolidation – The consolidated condensed financial statements in this report include the operating results and financial position of the Company. All intercompany balances and transactions have been eliminated. The Company consolidates the results of its wholly owned and majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Condensed Statements of Operations on a delayed basis of one month as One Earth has a fiscal year end of December 31. On November 18, 2021, the Company ceased operation of its refined coal business as tax credits could no longer be earned on its operations. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business were recognized in discontinued operations. Prior period amounts have been reclassified to conform with discontinued operations reporting.

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

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the

Company’s fiscal year 2021 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Cost of Sales

Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, plant management, certain compensation costs and general facility overhead charges.

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $273,000 and $5,596,000 in the first quarter of fiscal years 2022 and 2021, respectively.

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

Income Taxes

Prior to the third quarter of fiscal year 2021, the Company determined that small changes in estimated “ordinary” income could result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three months ended April 30, 2021. Beginning on November 18, 2021, we were unable to earn additional tax credits related to the refined coal facility, and therefore, ceased operation of that facility. As earning these credits is what had caused the significant changes in the estimated annual effective tax rate from small changes in estimated “ordinary” income and we have now classified the refined coal segment as discontinued operations, we have returned to using the annual effective tax rate method to calculate the provision or benefit for income taxes from continuing operations beginning in the three and nine month periods ended October 31, 2021.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid no income taxes and received no refunds of income taxes during the three months ended April 30, 2022 and 2021.

As of April 30, 2022, and January 31, 2022, total unrecognized tax benefits were approximately $16,827,000 and $16,741,000, respectively. Accrued penalties and interest were approximately $42,000 and approximately $40,000 at April 30, 2022 and January 31, 2022, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $16.7 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $0.5 million of inventory write-downs in cost of sales at April 30, 2022 and January 31, 2022. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2022	January 31, 2022

Ethanol and other finished goods	$22,241	$13,158
Work in process	6,846	5,473
Grain and other raw materials	27,301	23,594
Total	$56,388	$42,225

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment during the first three months of fiscal year 2022 or 2021, thus there were no impairment charges in the first three months of fiscal year 2022 or 2021.

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

Discontinued Operations

On November 18, 2021, the Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business have been recognized in discontinued operations. Prior period amounts have been reclassified to conform with discontinued operations reporting.

Comprehensive Income

The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Accounting Changes and Recently Issued Accounting Standards

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which increases the transparency of government assistance received by businesses by expanding the disclosure requirements for annual reporting periods. The Company will be required to adopt this update for the fiscal year ending January 31, 2023. The Company will provide necessary disclosures required related to government assistance received in the annual reporting for the year ending January 31, 2023.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended April 30,
	2022	2021
Sales of products, continuing operations
Ethanol	$146,462	$126,069
Dried distillers grains	31,897	31,119
Non-food grade corn oil	11,102	5,594
Modified distillers grains	4,355	2,293
Derivative financial instruments gains (losses)	322	(1,126)
Other	90	93
Total	$194,228	$164,042

Sales of products, discontinued operations:
Refined coal[1]	$-	$62

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

Note 4. Leases

At April 30, 2022, the Company has lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations are as follows (amounts in thousands):

	Three Months Ended April 30,
	2022	2021

Operating lease expense	$1,610	$1,550
Variable lease expense	394	44
Total lease expense	$2,004	$1,594
13

The following table is a summary of future minimum rentals on such leases at April 30, 2022 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2023	$3,839
2024	4,636
2025	3,188
2026	1,015
2027	951
Thereafter	510
Total	14,139
Less: present value discount	1,085
Operating lease liabilities	$13,054

At April 30, 2022, the weighted average remaining lease term is 2.9 years, and the weighted average discount rate is 5.05% for the above leases.

The following table is a summary of future minimum rentals on such leases at January 31, 2022 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2023	$5,015
2024	3,856
2025	2,408
2026	235
2027	171
Total	11,685
Less: present value discount	695
Operating lease liabilities	$10,990

At January 31, 2022, the weighted average remaining lease term was 2.5 years, and the weighted average discount rate was 4.85% for the above leases.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2022 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts (2)	-	4,432	-	4,432
Total assets	$-	$4,432	$354	$4,786

Commodity futures liability (3)	$-	$4,066	$-	$4,066

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2022 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts (2)	-	993	-	993
Total assets	$-	$993	$354	$1,347

Commodity futures liability (3)	$-	$933	$-	$933

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

There were no assets measured at fair value on a non-recurring basis at April 30, 2022 or January 31, 2022.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2022	January 31, 2022

Land and improvements	$27,329	$27,329
Buildings and improvements	23,617	23,617
Machinery, equipment and fixtures	297,210	296,243
Construction in progress	1,973	1,515
	350,129	348,704
Less: Accumulated depreciation	(215,554)	(211,150)
Total	$134,575	$137,554

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2022	January 31, 2022

Accrued payroll and related items	$2,770	$5,407
Accrued utility charges	4,242	4,297
Accrued transportation related items	973	593
Accrued real estate taxes	2,031	1,857
Commodity futures	4,066	933
Accrued income taxes	108	95
Other	994	435
Total	$15,184	$13,617
16

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	April 30, 2022	January 31, 2022	April 30, 2022	January 31, 2022

Commodity futures (1)	$-	$-	$4,066	$933
Forward purchase contracts (2)	4,432	993	-	-
Total	$4,432	$993	$4,066	$933

(1) Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts include short/sell positions for approximately 11.8 million bushels and 7.4 million bushels of corn at April 30, 2022 and January 31, 2022, respectively. Commodity futures assets, had there been any at either April 30, 2022 or January 31, 2022, would be included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts are for purchases of approximately 20.3 million bushels and 19.2 million bushels of corn at April 30, 2022 and January 31, 2022, respectively. Forward contract liabilities, had there been any at either April 30, 2022 or January 31, 2022, would be included in “Accrued expenses and other current liabilities” on the accompanying Consolidate Condensed Balance Sheets.

As of April 30, 2022, and January 31, 2022, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparty. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of April 30, 2022, and January 31, 2022, the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $4,920,000 and approximately $2,222,000 to secure the Company’s derivative liability position at April 30, 2022 and January 31, 2022, respectively, which is recorded as “Restricted cash” on the accompanying Consolidated Condensed Balance Sheets.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized gains (losses), which are included in “Net sales and revenue” in the accompanying Consolidated Condensed Statement of Operations, on derivative financial instruments of approximately $322,000 and $(1,126,000) for the first quarter of fiscal years 2022 and 2021, respectively.

The Company recognized losses, which are included in “ Cost of sales” in the accompanying Consolidated Condensed Statement of Operations, on derivative financial instruments of approximately $11,776,000 and approximately $1,894,000 for the first quarter of fiscal years 2022 and 2021, respectively.

Note 9. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at April 30, 2022 and January 31, 2022 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	April 30, 2022	January 31, 2022

Big River	10.3%	$32,517	$30,566

Undistributed earnings of the Company’s equity method investee totaled approximately $12.5 million and approximately $10.5 million at April 30, 2022 and January 31, 2022, respectively. The Company did not receive any dividends from its equity method investee in the first quarter of fiscal year 2022 and 2021.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2022	2021

Net sales and revenue	$351,746	$256,416
Gross profit	$22,024	$1,544
Income from continuing operations	$18,925	$5,535
Net income	$18,925	$5,535

Short-term Investments

At April 30, 2022, the Company owned certificates of deposit and United States Treasury Bills that had an amortized cost, or carrying value, of approximately $167.3 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.7%. Unrealized gains or losses were insignificant.

At January 31, 2022, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $25,877,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.1%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 550,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Since plan inception, the Company has only granted restricted stock awards. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At April 30, 2022, 471,027 shares remain available for issuance under the Plan. As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one third of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At April 30, 2022 and January 31, 2022, unrecognized compensation cost related to nonvested restricted stock was approximately $190,000 and $97,000 respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Three Months Ended April 30, 2022

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2022	10,061	$773	1
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2022	10,061	$773	1
19

	Three Months Ended April 30, 2021

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2021	19,705	$1,398	1
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2021	19,705	$1,398	1

The above tables include 5,714 and 14,777 non-vested shares at April 30, 2022 and 2021, respectively, which are included in the number of weighted average shares outstanding used to determine basic and diluted earnings per share attributable to REX common shareholders. Such shares are treated, for accounting purposes, as being fully vested at the grant date as they were granted to recipients who were retirement eligible at the time of grant.

Note 11. Income Taxes

The Company’s income tax provision from continuing operations was approximately $1.8 million and approximately $2.2 million for the three months ended April 30, 2022 and 2021, respectively.

The Company did not have any activity classified as discontinued operations in the current fiscal year and therefore, did not have an income tax provision or benefit. The Company’s income tax benefit from discontinued operations was approximately $2.2 million for the three months ended April 30, 2021. The benefit is derived from the level of tax credits generated from the refined coal business and the tax benefit of the loss from operations. Through its refined coal business, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

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

	Three Months Ended April 30,
	2022	2021

Unrecognized tax benefits, beginning of period	$16,781	$8,400
Changes for prior years’ tax positions	88	5
Changes for current year tax positions	-	138
Unrecognized tax benefits, end of period	$16,869	$8,543

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

Three Months Ended April 30,
2021

Net sales and revenue[1]	$62
Cost of Sales	1,737
Gross loss	(1,675)
Selling, general and administrative	(85)
Loss before income taxes	(1,760)
Benefit for income taxes	2,195
Net income from discontinued operations, net of tax	435
Net loss attributable to noncontrolling interests	80
Net income attributable to REX common shareholders	$515

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

One Earth and NuGen have combined forward purchase contracts for approximately 20.3 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 732,000 MmBtu (million British thermal unit) of natural gas.

One Earth and NuGen have combined sales commitments for approximately 15.8 million gallons of ethanol, approximately 86,000 tons of distillers grains and approximately 14.5 million pounds of non-food grade corn oil.

The refined coal entity had various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company was required to pay various fees. As production ceased in November 2021, there were no fees paid in fiscal year 2022. These fees totaled approximately $0.9 million in the first quarter of fiscal year 2021.

Note 14. Related-Party Transactions

During the first quarter of fiscal years 2022 and 2021, One Earth and NuGen purchased approximately $30.7 million and approximately $16.7 million, respectively, of corn (and other supplies) from minority equity investors and board members of those subsidiaries. The Company had amounts payable to related parties of approximately $0.5 million at April 30, 2022 and January 31, 2022.

During the first quarter of fiscal year 2021, the Company recognized commission expense of approximately $36,000, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal business which is classified within discontinued operations.

Note 15. Subsequent Event

On May 23, 2022, the Company’s consolidated plants received $7.8 million as part of a COVID relief bill passed by Congress in December 2020. The bill specifically included biofuels producers as eligible for aid, and in June of 2021, USDA announced a $700.0 million Biofuel Producer Program to distribute these funds to impacted producers of ethanol, biodiesel and other renewable fuels. Applications were due in February 2022. The USDA communicated its approval and the amount awarded subsequent to April 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At April 30, 2022, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at April 30, 2022:

Entity	REX’s Current Ownership Interest
One Earth Energy, LLC	75.8%
NuGen Energy, LLC	99.7%
Big River Resources, LLC:
Big River Resources W Burlington, LLC	10.3%
Big River Resources Galva, LLC	10.3%
Big River United Energy, LLC	5.7%
Big River Resources Boyceville, LLC	10.3%

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain purchase, forward ethanol, distillers grains and corn oil sale contracts and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price ethanol contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts and swap contracts, in conjunction with certain of our grain procurement activities and commodity marketing activities.

Refined Coal

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

Future Energy

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

Critical Accounting Policies and Estimates

During the three months ended April 30, 2022, we did not change any of our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2022.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2022” means the period February 1, 2022 to January 31, 2023.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty on the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 85 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.0 billion gallons.

On December 7, 2021, the EPA issued proposed volumes for 2021 and 2022 and reduced the previously finalized volumes for 2020 to account for challenges for that year including the COVID-19 pandemic. The proposed volumes for conventional biofuels were 13.32 billion gallons and 15.0 billion gallons for 2021 and 2022, respectively. The 2020 volumes were proposed at 12.5 billion gallons, down from the previously finalized 15.0 billion gallons. In addition, the EPA proposed denying 65 pending applications for Small Refinery Exemptions in response to the 2020 decision by the U.S. Court of Appeals for the 10th Circuit. The EPA also proposed adding 250 million gallons of “supplemental obligation” to the 2022 proposed volumes and stated its intent to add another 250 million gallons to 2023 to address the remand of the 2016 waiver by the D.C Circuit. The EPA implemented a public notice and comment process on this announcement.

Due to the Russian-Ukraine conflict, there is a concern that the corn and natural gas supplies worldwide will be adversely affected, with a potential impact on price and corn availability in the United States.

Should these trends and uncertainties continue, our future operating results are likely to be negatively impacted.

Comparison of Three Months Ended April 30, 2022 and 2021

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended
	April 30,
	2022	2021

Net sales and revenue	$194,228	$164,042
Cost of sales	182,316	144,565
Gross profit	$11,912	$19,477

Income before income taxes	$8,834	$10,187

Provision for income taxes	$(1,848)	$(2,224)

Net income attributable to REX common shareholders (continuing operations)	$5,182	$7,269

Net income attributable to REX common shareholders (discontinued operations)	$-	$515

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended
	April 30,
	2022	2021

Ethanol	$146,462	$126,069
Dried distillers grains	31,897	31,119
Non-food grade corn oil	11,102	5,594
Modified distillers grains	4,355	2,293
Derivative financial instruments gains (losses)	322	(1,126)
Other	90	93
Total, continuing operations	$194,228	$164,042

Refined coal (discontinued operations) [1]	$-	$62

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

The following table summarizes selected operating data:

	Three Months Ended
	April 30,
	2022	2021

Average selling price per gallon of ethanol (net of hedging)	$2.28	$1.79
Gallons of ethanol sold (in millions)	64.5	70.0
Average selling price per ton of dried distillers grains	$218.90	$208.92
Tons of dried distillers grains sold	145,714	148,951
Average selling price per pound of non-food grade corn oil	$0.63	$0.33
Pounds of non-food grade corn oil sold (in millions)	17.7	17.1
Average selling price per ton of modified distillers grains	$118.09	$71.54
Tons of modified distillers grains sold	36,879	32,060
Average cost per bushel of grain	$6.55	$5.16
Average cost of natural gas (per MmBtu)	$5.93	$3.18

Net sales and revenue in the quarter ended April 30, 2022 increased approximately 18% compared to the prior year’s first quarter. A decrease in quantity sold at our consolidated plants during the first quarter of fiscal year 2022 was more than offset by stronger commodity pricing in the first quarter of 2022.

Ethanol sales increased in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021 as the average price per gallon sold increased 27%, offset slightly by an 8% decrease in gallons sold. The increase in the ethanol selling price resulted primarily from an increase in commodity prices.

Dried distillers grains sales increased in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021 as the average price per ton sold increased 5%, offset slightly by a 2% decrease in tons sold. The increase in the dried distillers grains selling price resulted primarily from an increase in corn prices as dried distillers grains prices often correlate with corn pricing.

Non-food grade corn oil sales increased in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021 as the number of pounds sold increased 4% and the average selling price per pound increased 91% over the prior year first quarter. The increase in the non-food grade corn oil selling price resulted primarily from an increase in demand from the biodiesel industry.

Modified distillers grains sales increased in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021 as the number of tons sold increased 15% and the average selling price per ton increased 65% over the prior year first quarter. The increase in the modified distillers grains selling price resulted primarily from an increase in corn prices and increased local demand.

Gains on derivative financial instruments, included in net sales and revenue, of approximately $0.3 million in the first quarter of fiscal year 2022 related to our risk management activities and were impacted by the increase in corn prices during that quarter. There were losses on derivative financial instruments of approximately $1.1 million during the first quarter of fiscal year 2021.

Gross profit for the first quarter of fiscal year 2022 decreased approximately $7.6 million compared to the prior year’s first quarter. This was primarily caused by significantly increased corn prices during the first quarter of fiscal year 2022, as well as more ethanol contracts sold net of freight according to contract terms in the first quarter of fiscal year 2022 compared to fiscal year 2021, which reduced revenue in fiscal year 2022. The selling price per gallon of ethanol sold increased 27% for the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021. There was a 27% increase in the cost per bushel of corn during the same periods.

Grain accounted for approximately 84% ($152.7 million) of our cost of sales during the first quarter of fiscal year 2022 compared to approximately 84% ($121.8 million) during the first quarter of fiscal year 2021. Natural gas accounted for approximately 6% ($10.8 million) of our cost of sales during the first quarter of fiscal year 2022 compared to approximately 3% ($3.6 million) during the first quarter of fiscal year 2021. The grain and natural gas expenditure increases were primarily attributable to the higher costs of both corn and natural gas with stable production levels in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021.

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

SG&A expenses were approximately $5.2 million for the first quarter of fiscal year 2022, significantly lower than the approximately $9.9 million of expenses for the first quarter of fiscal year 2021. A majority of the decrease results from higher shipping costs in the first quarter of fiscal year 2021 as more sales contracts provided for shipping to be paid by us compared to the first quarter of fiscal year 2022.

During the first quarter of fiscal year 2022, we recognized income of approximately $2.0 million compared to income of approximately $0.6 million for the first quarter of fiscal year 2021, from our equity investment in Big River. Big River has interests in four ethanol production plants that shipped approximately 428 million gallons in the trailing twelve months ended April 30, 2022 and has an effective ownership of ethanol gallons shipped for the same period of approximately 371 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $174,000 for the first quarter of fiscal year 2022 versus approximately $43,000 for the first quarter of fiscal year 2021. Interest income increased as yields on our excess cash increased in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021.

As a result of the foregoing, income before income taxes was approximately $8.8 million for the first quarter of fiscal year 2022 versus approximately $10.2 million for the first quarter of fiscal year 2021.

Prior to the third quarter of fiscal year 2021, the Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three months ended April 30, 2021. Beginning on November 18, 2021, we are unable to earn tax credit related to the refined coal business, and as such, have ceased operation of that business. As earning these credits is what had caused the significant changes in the estimated annual effective tax rate from small changes in estimated “ordinary” income and we have now classified the refined coal business as discontinued operations, we have returned to using the annual effective tax rate method to calculate the provision or benefit for income taxes from continuing operations beginning in the three and nine month periods ending October 31, 2021. Our income tax provision from continuing operations was approximately $1.8 million and approximately $2.2 million for the three months ended April 30, 2022 and 2021, respectively.

As a result of the foregoing, net income from continuing operations was approximately $7.0 million for the first quarter of fiscal year 2022 compared to approximately $8.0 million for the first quarter of fiscal year 2021.

Income from continuing operations related to noncontrolling interests was approximately $1.8 million for the first quarter of fiscal year 2022 compared to $0.7 million for the first quarter of fiscal year 2021. These amounts represent the other owners’ share of the income or loss of NuGen and One Earth. Noncontrolling interests related to the refined coal entity is included in discontinued operations.

As a result of the foregoing, net income attributable to REX common shareholders from continuing operations for the first quarter of fiscal year 2022 was approximately $5.2 million, a decrease of approximately $2.1 million from net income attributable to REX common shareholders from continuing operations of approximately $7.3 million for the first quarter of fiscal year 2021.

The Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation beginning November 18, 2021. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business have been recognized as discontinued operations. The refined coal business operated at a pre-tax loss but generated tax credits that normally exceeded the operating loss. There was no activity related to discontinued operations in the first quarter of fiscal year 2022. Net income attributable to REX common shareholders from discontinued operations, net of tax, for the first quarter of fiscal year 2021 was approximately $0.5 million.

Through its refined coal operation, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. The income tax benefit generated from discontinued operations was $2.2 million for the three months ended April 30, 2021.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $17.7 million for the first three months of fiscal year 2022, compared to cash provided by operating activities of approximately $13.6 million for the first three months of fiscal year 2021. For the first three months of fiscal year 2022, cash was provided by net income from continuing operations of approximately $7.0 million, adjusted for non-cash items of approximately $5.2 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. A decrease in the balance of accounts receivable provided cash of approximately $0.4 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories increased by approximately $14.2 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods, as well as an increase in commodity prices. An increase in the balance of other assets of approximately $3.6 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. A decrease in the balance of refundable income taxes of approximately $0.6 million primarily relates to amount currently payable on income from the first three months of the fiscal year. A decrease in the balance of accounts payable used cash of approximately $13.2 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $0.1 million.

Net cash provided by operating activities was approximately $13.6 million for the first quarter of fiscal year 2021. For the first quarter of fiscal year 2021, cash was provided by net income from continuing operations of approximately $8.0 million, adjusted for non-cash items of approximately $7.9 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. An increase in the balance of accounts receivable used cash of approximately $7.8 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen in addition to higher sales. Inventories decreased by approximately $11.2 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods. An increase in the balance of other assets of approximately $2.2 million primarily relates to increases in the carrying value of forward purchase contracts recorded at fair value as commodity price increased significantly during the first quarter of fiscal year 2021. A decrease in the balance of accounts payable used cash of approximately $0.7 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $1.3 million, which was primarily a result of operating lease payments. Discontinued operations used cash of $1.5 million during the first quarter of 2021.

At April 30, 2022, working capital was approximately $304.0 million, compared to approximately $294.7 million at January 31, 2022. The ratio of current assets to current liabilities was 8.8 to 1 at April 30, 2022 and 6.8 to 1 at January 31, 2022.

Cash of approximately $142.8 million was used in investing activities for the first three months of fiscal year 2022, compared to approximately $0.9 million used during the first three months of fiscal year

2021. During the first three months of fiscal year 2022, we had capital expenditures of approximately $1.5 million, primarily for improvements at the One Earth and NuGen facilities. We expect capital expenditures to be in the range of approximately $15.0 million to $20.0 million for the remainder of fiscal year 2022. During the first three months of fiscal year 2022, we purchased U.S. Treasury bonds short-term of approximately $161.6 million and certificates of deposit of approximately $20.3 million matured. The certificates of deposit and U.S Treasury bonds had maturities of less than one year and we classified as short-term investments. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash investments, short-term investments or long-term investments.

Cash of approximately $0.9 million was used in investing activities for the first three months of fiscal year 2021. During the first three months of fiscal year 2021, we had capital expenditures of approximately $1.3 million, primarily for improvements at the One Earth and NuGen facilities. During the first three months of fiscal year 2021, we purchased certificates of deposit (classified as short-term investments) of approximately $25.9 million. During the first three months of fiscal year 2021, certificates of deposit (classified as short-term investments) of approximately $26.3 million matured.

Cash from financing activities was insignificant in both the first three months of fiscal year 2022 and 2021 from shares repurchased from noncontrolling interests holders. In addition, $68,000 was provided from discontinued operations in the first three months of 2021 from capital contributions from the minority investor.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 449,000 shares at April 30, 2022. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

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

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the effect of pandemics such as COVID-19 on the Company’s business operations, including impacts on supplies, demand, personnel and other factors, the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, non-food grade corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy, changes in foreign currency exchange rates and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and exchange traded commodity futures contracts. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on April 30, 2022 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	280,000	Gallons	$68,735
Corn	100,000	Bushels	$69,667
Distillers Grains	790	Tons	$16,360
Non-food grade Corn Oil	79,000	Pounds	$4,566
Natural Gas	7,400	MmBtu	$4,014

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in iXBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	May 27, 2022

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	May 27, 2022
35