Form 10-Q
period 2022-07-31
REX AMERICAN RESOURCES Corp
filed 2022-09-01
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

At the close of business on August 31, 2022 the registrant had 17,640,042 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	July 31,	January 31,
	2022	2022
Assets:
Current assets:
Cash and cash equivalents	$54,639	$229,846
Short-term investments	190,471	25,877
Restricted cash	3,332	2,222
Accounts receivable	38,559	25,821
Inventory	49,928	42,225
Refundable income taxes	5,898	6,677
Prepaid expenses and other	14,505	12,499
Total current assets	357,332	345,167
Property and equipment, net	131,580	137,554
Operating lease right-of-use assets	12,893	11,221
Deferred taxes and other assets	21,950	25,853
Equity method investment	36,115	30,566
Total assets	$559,870	$550,361

Liabilities and equity:
Current liabilities:
Accounts payable, trade (includes $0.6 million and $0.5 million with related parties at July 31, 2022 and January 31, 2022, respectively)	$21,194	$32,266
Current operating lease liabilities	4,376	4,600
Accrued expenses and other current liabilities	16,383	13,617
Total current liabilities	41,953	50,483
Long-term liabilities:
Deferred taxes	3,132	3,132
Long-term operating lease liabilities	8,386	6,390
Other long-term liabilities	2,959	2,794
Total long-term liabilities	14,477	12,316
Equity:
REX shareholders’ equity:
Common stock	299	299
Retained earnings	629,481	611,607
Treasury stock	(186,996)	(181,114)
Total REX shareholders’ equity	442,784	430,792
Noncontrolling interests	60,656	56,770
Total equity	503,440	487,562
Total liabilities and equity	$559,870	$550,361

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Net sales and revenue	$240,328	$195,678	$434,556	$359,720
Cost of sales (includes $35,319 and $20,650 with related parties for the quarters ended July 31, 2022 and 2021, respectively, and $66,077 and $37,383 with related parties for the six months ended July 31, 2022 and 2021, respectively)	223,744	181,524	406,060	326,089

Gross profit	16,584	14,154	28,496	33,631

Selling, general and administrative expenses	(9,148)	(6,231)	(14,351)	(16,134)
Equity in income of unconsolidated affiliates	3,598	1,844	5,549	2,414
Interest and other income, net	8,181	39	8,355	82

Income before income taxes	19,215	9,806	28,049	19,993
Provision for income taxes	(4,330)	(1,767)	(6,178)	(3,991)

Net income from continuing operations	14,885	8,039	21,871	16,002
Net income attributable to noncontrolling interests (continuing operations)	(3,715)	(2,329)	(5,519)	(3,023)
Net income attributable to REX common shareholders (continuing operations)	11,170	5,710	16,352	12,979

Net income from discontinued operations, net of tax (includes expense of $154 with related parties for the quarter ended July 31, 2021 and $191 with related parties for the six months ended July 31, 2021)	-	2,013	-	2,448
Net loss attributable to noncontrolling interests (discontinued operations)	-	153	-	233
Net income attributable to REX common shareholders (discontinued operations)	-	2,166	-	2,681

Net income attributable to REX common shareholders	$11,170	$7,876	$16,352	$15,660

Weighted average shares outstanding – basic and diluted	17,772	18,034	17,777	18,031

Basic and diluted net income per share from continuing operations attributable to REX common shareholders	$0.63	$0.32	$0.92	$0.72
Basic and diluted net income per share from discontinued operations attributable to REX common shareholders	-	0.12	-	0.15
Basic and diluted net income per share attributable to REX common shareholders	$0.63	$0.44	$0.92	$0.87

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Six Months Ended July 31, 2022 and 2021

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Earnings	Interests	Equity

Balance at January 31, 2022	29,853	$299	12,092	$(181,114)	$611,607	$56,770	$487,562

Net income					5,182	1,804	6,986

Noncontrolling interests distribution and other						(1)	(1)

Issuance of equity awards and stock based compensation expense				8	36		44

Balance at April 30, 2022	29,853	299	12,092	(181,106)	616,825	58,573	494,591

Net income					11,170	3,715	14,885

Treasury stock acquired			222	(6,193)			(6,193)

Noncontrolling interests distribution and other						(1,632)	(1,632)

Issuance of equity awards and stock based compensation expense			(101)	303	1,486		1,789

Balance at July 31, 2022	29,853	$299	12,213	$(186,996)	$629,481	$60,656	$503,440

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares
	Issued		Treasury		Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Earnings	Interests	Equity

Balance at January 31, 2021	29,853	$299	11,877	$(174,535)	$559,019	$52,400	$437,183

Net income					7,784	614	8,398

Noncontrolling interests distribution and other						(75)	(75)

Capital contributions						68	68

Issuance of equity awards and stock based compensation expense				8	34		42

Balance at April 30, 2021	29,853	299	11,877	(174,527)	566,.837	53,007	445,616

Net income					7,876	2,176	10,052

Treasury stock acquired			52	(1,356)			(1,356)

Noncontrolling interests distribution and other						(1,229)	(1,229)

Capital contributions						71	71

Issuance of equity awards and stock based compensation expense			(37)	24	119		143

Balance at July 31, 2021	29,853	$299	11,892	$(175,859)	$574,832	$54,025	$453,297

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Six Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interests	$21,871	$18,450
Net income from discontinued operations, net of tax	-	2,448
Net income from continuing operations	21,871	16,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,984	9,056
Amortization of operating lease right-of-use assets	2,835	2,734
Income from equity method investments	(5,549)	(2,414)
Interest income from investments	(488)	(27)
Deferred income tax	4,153	3,158
Stock based compensation expense	856	567
Loss (gain) on sale of property and equipment – net	5	(3)
Changes in assets and liabilities:
Accounts receivable	(12,738)	(9,808)
Inventories	(7,703)	(3,886)
Refundable income taxes	779	(1,132)
Other assets	(2,153)	282
Accounts payable, trade	(11,254)	4,800
Other liabilities	1,173	902
Net cash provided by operating activities from continuing operations	771	20,231
Net cash used in operating activities from discontinued operations	-	(3,074)
Net cash provided by operating activities	771	17,157
Cash flows from investing activities:
Capital expenditures	(2,936)	(2,693)
Purchase of short-term investments	(189,988)	(49,281)
Sale of short-term investments	25,882	52,220
Other	-	30
Net cash (used in) provided by investing activities	(167,042)	276
Cash flows from financing activities:
Treasury stock acquired	(6,193)	(1,356)
Payments to noncontrolling interests holders	(1,633)	(1,304)
Net cash used in financing activities from continuing operations	(7,826)	(2,660)
Net cash provided by financing activities from discontinued operations	-	139
Net cash used in financing activities	(7,826)	(2,521)

Net (decrease) increase in cash, cash equivalents and restricted cash	(174,097)	14,912
Cash, cash equivalents and restricted cash, beginning of period	232,068	146,158
Cash, cash equivalents and restricted cash, end of period	$57,971	$161,070

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)

Continued from the previous page

Non cash investing activities – Accrued capital expenditures	$260	$67
Non cash financing activities – Stock awards accrued	$563	$482
Non cash financing activities – Stock awards issued	$1,539	$100
Right-of-use assets acquired and liabilities incurred upon lease execution	$4,507	$3,267

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,639	$154,312
Restricted cash	3,332	6,758
Total cash, cash equivalents and restricted cash	$57,971	$161,070

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 2022

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

Stock Split – On June 21, 2022, the Board of Directors of the Company adopted resolutions declaring a three-for-one split of the Company’s Common Stock to be effectuated in the form of a 200% stock dividend, payable on August 5, 2022 to stockholders of record at the close of business on July 29, 2022. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

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

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $2,627,000 and $1,561,000 in the second quarter of fiscal years 2022 and 2021, respectively and approximately $2,900,000 and $7,156,000 in the first six months of fiscal years 2022 and 2021, respectively.

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

Income Taxes

Prior to the third quarter of fiscal year 2021, the Company determined that small changes in estimated “ordinary” income could result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2021. Beginning on November 18, 2021, the Company was unable to earn additional tax credits related to the refined coal facility, and therefore, ceased operation of that facility. As earning these credits is what had caused the significant changes in the estimated annual effective tax rate from small changes in estimated “ordinary” income and the Company has now classified the refined coal segment as discontinued operations, the Company returned to using the annual effective tax rate method to calculate the provision or benefit for income taxes from continuing operations beginning in the three and nine month periods ended October 31, 2021.

The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $1.1 million and $1.9 million and received no refunds during the six months ended July 31, 2022 and 2021, respectively.

As of July 31, 2022, and January 31, 2022, total unrecognized tax benefits were approximately $16,827,000 and $16,741,000, respectively. Accrued penalties and interest were approximately $46,000 and approximately $40,000 at July 31, 2022 and January 31, 2022, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $16.7 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $0.8 million and $0.5 million of inventory write-downs in cost of sales at July 31, 2022 and January 31, 2022, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	July 31, 2022	January 31, 2022

Ethanol and other finished goods	$21,571	$13,158
Work in process	6,693	5,473
Grain and other raw materials	21,664	23,594
Total	$49,928	$42,225

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment during the first six months of fiscal year 2022 or 2021, thus there were no impairment charges in the first six months of fiscal year 2022 or 2021.

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

Other Income

As part of the Coronavirus Aid, Relief, and Economic Security Act, passed in 2020, $700 million in funds were made available to the U.S. Department of Agriculture to distribute to impacted producers of ethanol, biodiesel, and other renewable fuels under the Biofuel Producer Program. The USDA distributed funds to applicants in May 2022. Our consolidated plants received a total of approximately $7.8 million from this program, which was recorded within “Interest and other income, net” in the Consolidated Condensed Statements of Operations.

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

Accounting Changes and Recently Issued Accounting Standards

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which increases the transparency of government assistance received by businesses by expanding the disclosure requirements for annual reporting periods. The Company plans to provide necessary disclosures required related to government assistance received in the annual reporting for the year ending January 31, 2023, as required.

The Company does not expect this accounting guidance to materially impact its consolidated financial statements.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Sales of products, continuing operations
Ethanol	$190,807	$153,990	$337,269	$280,059
Dried distillers grains	34,261	31,573	66,158	62,691
Non-food grade corn oil	14,223	9,813	25,325	15,407
Modified distillers grains	2,456	1,934	6,811	4,227
Derivative financial instruments losses	(1,474)	(1,638)	(1,152)	(2,764)
Other	55	6	145	100
Total	$240,328	$195,678	$434,556	$359,720

Sales of products, discontinued operations:
Refined coal[1]	$-	$165	$-	$227

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

Note 4. Leases

At July 31, 2022, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations are as follows (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Operating lease expense	$1,991	$1,565	$3,601	$3,115
Variable lease expense	271	520	665	564
Total lease expense	$2,262	$2,085	$4,266	$3,679

The following table is a summary of future minimum rentals on such leases at July 31, 2022 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2023	$2,438
2024	4,870
2025	3,422
2026	1,249
2027	1,185
Thereafter	713
Total	13,877
Less: present value discount	1,115
Operating lease liabilities	$12,762

At July 31, 2022, the weighted average remaining lease term is 2.7 years, and the weighted average discount rate is 4.63% for the above leases.

The following table is a summary of future minimum rentals on such leases at January 31, 2022 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2023	$5,015
2024	3,856
2025	2,408
2026	235
2027	171
Total	11,685
Less: present value discount	695
Operating lease liabilities	$10,990
15

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2022 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Commodity futures asset (2)	-	3,501	-	3,501
Total assets	$-	$3,501	$354	$3,855

Forward purchase contracts liability (3)	$-	$3,461	$-	$3,461
16

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2022 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts (2)	-	993	-	993
Total assets	$-	$993	$354	$1,347

Commodity futures liability (3)	$-	$933	$-	$933

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Condensed Balance Sheets.

(2) The forward purchase contracts and commodity futures assets are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets.

(3) The commodity futures and forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at July 31, 2022 or January 31, 2022.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2022	January 31, 2022

Land and improvements	$27,461	$27,329
Buildings and improvements	23,617	23,617
Machinery, equipment and fixtures	298,427	296,243
Construction in progress	2,106	1,515
	351,611	348,704
Less: Accumulated depreciation	(220,031)	(211,150)
Total	$131,580	$137,554
17

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2022	January 31, 2022

Accrued payroll and related items	$2,759	$5,407
Accrued utility charges	5,041	4,297
Accrued transportation related items	952	593
Accrued real estate taxes	2,482	1,857
Commodity futures	-	933
Forward purchase contracts	3,461	-
Accrued income taxes	69	95
Other	1,619	435
Total	$16,383	$13,617

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	July 31, 2022	January 31, 2022	July 31, 2022	January 31, 2022

Commodity futures (1)	$3,501	$-	$-	$933
Forward purchase contracts (2)	-	993	3,461	-
Total	$3,501	$993	$3,461	$933

(1) Commodity futures assets are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets. These contracts included short/sell positions and long/buy positions for approximately 7.4 million bushels and 25,000 bushels, respectively at July 31, 2022. Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts include short/sell positions for approximately 7.4 million bushels of corn at January 31, 2022.

(2) Forward contract liabilities, are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets. These contracts were for purchases of approximately 12.3 million bushels of corn at July 31, 2022. Forward purchase contracts assets are included in prepaid expenses and other current assets. These contracts were for purchases of approximately 19.2 million bushels of corn at January 31, 2022.

As of July 31, 2022, and January 31, 2022, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparty. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of July 31, 2022, and January 31, 2022, the gross positions of the enforceable master netting agreements were not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $3,332,000 and approximately $2,222,000 to secure the Company’s derivative liability position at July 31, 2022 and January 31, 2022, respectively, which is recorded as “Restricted cash” on the accompanying Consolidated Condensed Balance Sheets.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized losses, which are included in “Net sales and revenue” in the accompanying Consolidated Condensed Statement of Operations, on derivative financial instruments of approximately $1,474,000 and $1,638,000 for the second quarter of fiscal years 2022 and 2021, respectively. The Company recognized losses on derivative financial instruments of approximately $1,152,000 and $2,764,000 for the first six months of fiscal years 2022 and 2021, respectively.

The Company recognized losses, which are included in “Cost of sales” in the accompanying Consolidated Condensed Statement of Operations, on derivative financial instruments of approximately $1,152,000 and $6,142,000 for the second quarter of fiscal years 2022 and 2021, respectively. The Company recognized losses on derivative financial instruments of approximately $12,928,000 and $8,036,000 for the first six months of fiscal years 2022 and 2021, respectively.

Note 9. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at July 31, 2022 and January 31, 2022 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	July 31, 2022	January 31, 2022

Big River	10.3%	$36,115	$30,566
19

Undistributed earnings of the Company’s equity method investee totaled approximately $16.1 million and approximately $10.5 million at July 31, 2022 and January 31, 2022, respectively. The Company did not receive any dividends from its equity method investee in the first six months of fiscal year 2022 and 2021.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Net sales and revenue	$450,396	$363,383	$802,142	$619,799
Gross profit	$27,137	$19,357	$49,161	$20,901
Income from continuing operations	$34,891	$17,877	$53,816	$23,412
Net income	$34,891	$17,877	$53,816	$23,412

Short-term Investments

At July 31, 2022, the Company owned United States Treasury Bills that had an amortized cost, or carrying value, of approximately $190.5 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.9%. Unrealized gains or losses were insignificant.

At January 31, 2022, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $25,877,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.1%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until the current year, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (TSR) compared to the TSRs of companies that comprise the Russell 2000 Index over a three year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At July 31, 2022, 1,342,392 shares remain available for issuance under the Plan.

Restricted Stock Awards

As a component of their compensation, restricted stock has been granted to directors at the closing market price of REX common stock on the grant date. In addition, one quarter (one third prior to 2022) of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At July 31, 2022 and January 31, 2022, unrecognized compensation cost related to nonvested restricted stock was approximately $621,000 and $97,000 respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Six Months Ended July 31, 2022

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2022	30,167	$773	1
Granted	70,689	2,032
Forfeited	-	-
Vested	18,403	451

Non-Vested at July 31, 2022	82,453	$2,354	3

	Six Months Ended July 31, 2021

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2021	59,102	$1,398	1
Granted	8,409	275
Forfeited	-	-
Vested	37,344	900

Non-Vested at July 31, 2021	30,167	$773	2
21

Restricted Stock Units (RSUs)

In May 2022, the Company issued a total of 67,500 RSUs to certain officers. The number of RSUs eligible to vest will be determined based on how the Company’s Total Shareholder Return (TSR) compares to that of a peer group of companies that comprise the Russell 2000 Index during the performance period ending December 31, 2024. The number of RSUs eligible to vest ranges from zero percent to two hundred percent, depending on actual performance during the performance period.

For the three and six month period ended July 31, 2022, the Company recognized compensation cost of approximately $188,000 related to the RSUs.

Note 11. Income Taxes

The Company’s income tax provision from continuing operations was approximately $4.3 million and approximately $1.8 million for the three months ended July 31, 2022 and 2021, respectively. The Company’s income tax provision from continuing operations was approximately $6.2 million and approximately $4.0 million for the six months ended July 31, 2022 and 2021, respectively.

The Company did not have any activity classified as discontinued operations in the current fiscal year and therefore, did not have an income tax provision or benefit from discontinued operations. The Company’s income tax benefit from discontinued operations was approximately $5.4 million and approximately $7.6 million for the three and six months ended July 31, 2021, respectively. The benefit is derived from the level of tax credits generated from the refined coal business and the tax benefit of the loss from operations. Through its refined coal business, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

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

	Six Months Ended July 31,
	2022	2021

Unrecognized tax benefits, beginning of period	$16,781	$8,400
Changes for prior years’ tax positions	93	10
Changes for current year tax positions	—	275
Unrecognized tax benefits, end of period	$16,874	$8,685

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

	Three Months Ended July 31, 2021	Six Months Ended July 31, 2021

Net sales and revenue[1]	$165	$227
Cost of Sales	3,245	4,982
Gross loss	(3,080)	(4,755)
Selling, general and administrative	(351)	(436)
Loss before income taxes	(3,431)	(5,191)
Benefit for income taxes	5,444	7,639
Net income from discontinued operations, net of tax	2,013	2,448
Net loss attributable to noncontrolling interests	153	233
Net income attributable to REX common shareholders	$2,166	$2,681

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

One Earth and NuGen have combined forward purchase contracts for approximately 12.3 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 1.1 million MmBtu (million British thermal unit) of natural gas.

One Earth and NuGen have combined sales commitments for approximately 36.8 million gallons of ethanol, approximately 82,000 tons of distillers grains and approximately 8.9 million pounds of non-food grade corn oil.

The refined coal entity had various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company was required to pay various fees. As production ceased in November 2021, there were no fees paid in fiscal year 2022. These fees totaled approximately $2.2 million and approximately $3.1 million for the three and six months ended July 31, 2021, respectively.

Note 14. Related-Party Transactions

During the second quarters of fiscal years 2022 and 2021, One Earth and NuGen purchased approximately $35.3 million and approximately $20.7 million, respectively, of corn (and other supplies) from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $66.1 million and approximately $37.4 million for the six months ended July 31, 2022 and 2021, respectively. The Company had amounts payable to related parties of approximately $0.6 and approximately $0.5 million at July 31, 2022 and January 31, 2022, respectively.

During the three and six months ended July 31, 2021 the Company recognized commission expense of approximately $0.2 million, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal business which is classified within discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At July 31, 2022, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at July 31, 2022:

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

Carbon Sequestration

The Company is working with the University of Illinois and is in the exploratory stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled and three-dimensional seismic testing has been performed. We are working on simulation models to predict the movement of carbon dioxide injection into the subsurface, additional testing and completion of a class VI permit application. A front-end engineering design study has been completed for a carbon dioxide liquification facility for the One Earth Energy plant. We have received bids on construction of the facility and are in the review process. At this time we do not know total cost to complete or the feasibility of the project.

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

Critical Accounting Policies and Estimates

During the three months ended July 31, 2022, we did not change any of our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2022.

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

The EPA has finalized volumes for 2021 and 2022 and reduced the previously finalized volumes for 2020 to account for challenges for that year including the COVID-19 pandemic. The volumes for conventional biofuels are 13.8 billion gallons and 15.0 billion gallons for 2021 and 2022, respectively. The 2020 volumes were reduced to 12.5 billion gallons, down from the previously finalized 15.0 billion gallons. In addition, the EPA at the same time denied all pending applications for Small Refinery Exemptions (SREs). The EPA also added 250 million gallons of “supplemental obligation” to the 2022 proposed volumes and stated its intent to add another 250 million gallons to 2023 to address the remand of the 2016 waiver by the D.C Circuit. There are multiple legal challenges to how the EPA has handled SREs and RFS II rulemakings.

Due to the Russian-Ukraine conflict, the corn and natural gas supplies worldwide have been adversely affected, and have had a negative impact on prices for both commodities and corn availability in the United States.

The recently enacted Inflation Reduction Act of 2022 has numerous potential impacts on our business which we are still evaluating. The economics for carbon sequestration will benefit from raising the carbon capture tax credit from $50 per metric ton to $85 per metric ton. The credit will be “direct pay”, meaning it would be a refundable credit, for the first five years, starting with the year the facility is placed in service, but not beyond December 31, 2032. In addition, the law would provide other potential impacts to our business or industry, such as (a) creating a new Clean Fuel Production Credit that would be dependent on the level of greenhouse gas emissions reduction for each gallon; (b) extending the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (c) creating a new tax credit for sustainable aviation fuel; (d) funding biofuel refueling infrastructure which could impact the availability of higher level ethanol blended fuel; and (e) providing for the production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

On August 25, 2022, the California Air Resources Board approved the Advanced Clean Cars II rule that requires all new cars and light trucks sold in the state be zero-emissions vehicles, including plug-in hybrid electric vehicles beginning in 2035.

Should these trends and uncertainties continue, our future operating results could be negatively impacted.

Comparison of Three and Six Months Ended July 31, 2022 and 2021

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Net sales and revenue	$240,328	$195,678	$434,556	$359,720
Cost of sales	223,744	181,524	406,060	326,089
Gross profit	$16,584	$14,154	$28,496	$33,631

Income before income taxes	$19,215	$9,806	$28,049	$19,993

Provision for income taxes	$(4,330)	$(1,767)	$(6,178)	$(3,991)

Net income attributable to REX common shareholders (continuing operations)	$11,170	$5,710	$16,352	$12,979

Net income attributable to REX common shareholders (discontinued operations)	$-	$2,166	$-	$2,681

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Ethanol	$190,807	$153,990	$337,269	$280,059
Dried distillers grains	34,261	31,573	66,158	62,691
Non-food grade corn oil	14,223	9,813	25,325	15,407
Modified distillers grains	2,456	1,934	6,811	4,227
Derivative financial instruments losses	(1,474)	(1,638)	(1,152)	(2,764)
Other	55	6	145	100
Total, continuing operations	$240,328	$195,678	$434,556	$359,720

Refined coal (discontinued operations) [1]	$-	$165	$-	$227

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

The following table summarizes selected operating data:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Average selling price per gallon of ethanol (net of hedging)	$2.65	$2.21	$2.47	$2.02
Gallons of ethanol sold (in millions)	71.4	69.0	135.9	139.0
Average selling price per ton of dried distillers grains	$249.62	$206.78	$233.80	$207.84
Tons of dried distillers grains sold	137,250	152,689	282,964	301,640
Average selling price per pound of non-food grade corn oil	$0.72	$0.47	$0.68	$0.41
Pounds of non-food grade corn oil sold (in millions)	19.7	20.7	37.4	37.8
Average selling price per ton of modified distillers grains	$128.50	$90.54	$121.65	$79.13
Tons of modified distillers grains sold	19,110	21,361	55,989	53,421
Average cost per bushel of grain	$7.78	$6.45	$7.18	$5.86
Average cost of natural gas (per MmBtu)	$7.04	$3.30	$6.48	$3.24

Net sales and revenue in the quarter ended July 31, 2022 increased approximately 23% compared to the prior year’s second quarter. Net sales and revenue in the first six months ended July 31, 2022 increased approximately 21% compared to the first six months of fiscal year 2021. Quantities sold at our consolidated plants during the second quarter of fiscal year 2022 and the first six months of 2022 did not change significantly from the prior year comparable periods. The increase in net sales and revenue was driven primarily by stronger commodity pricing in the second quarter and first six months of 2022.

Ethanol sales increased in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 as the average price per gallon sold increased 20%, along with a slight increase in gallons sold of 3%. Ethanol sales increased in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 as the average price per gallon sold increased 22%, offset slightly by a decrease in gallons sold of 2%. The increase in the ethanol selling price resulted primarily from an increase in commodity prices.

Dried distillers grains sales increased in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 as the average price per ton sold increased 21%, offset partially by a 10% decrease in tons sold. Dried distillers grains sales increased in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 as the average price per ton sold increased 12%, offset slightly by a 6% decrease in tons sold. The increase in the dried distillers grains selling price resulted primarily from an increase in corn prices as dried distillers grains prices often correlate with corn pricing. Logistics issues contributed to the decrease in tons sold.

Non-food grade corn oil sales increased in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 as the average selling price per pound increased 53% over the prior year second quarter, offset slightly by a decrease in pounds sold of 5%. Non-food grade corn oil sales increased in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 as the average selling price per pound increased 66%, offset slightly by a decrease in pounds sold of 1%. The increase in the non-food grade corn oil selling price resulted primarily from an increase in demand from the biodiesel industry.

Modified distillers grains sales increased in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 as the average price per ton sold increased 42%, offset partially by an 11% decrease in tons sold. Modified distillers grains sales increased in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 as the average price per ton sold increased 54%, coupled with a 5% increase in tons sold. The increase in the modified distillers grains selling price resulted primarily from an increase in corn prices.

Losses on derivative financial instruments, included in net sales and revenue, of approximately $1.5 million in the second quarter of fiscal year 2022 related to our risk management activities and were impacted by the increase in ethanol prices during that quarter. There were losses on derivative financial instruments of approximately $1.6 million during the second quarter of fiscal year 2021. Losses on derivative financial instruments, included in net sales and revenue, were approximately $1.2 million in the first six months of fiscal year 2022 compared to $2.8 million in the first six months of fiscal year 2021.

Gross profit for the second quarter of fiscal year 2022 increased approximately $2.4 million compared to the prior year’s second quarter. Selling prices overall increased significantly year over year, but were offset by a significant increase in the price of corn and natural gas. The crush spread decreased slightly from break-even in the second quarter of 2021 to $(0.02) in the second quarter of 2022. In addition, fewer ethanol contracts were sold net of freight in the second quarter of fiscal year 2022 compared to fiscal year 2021, which increased revenue in fiscal year 2022. The selling price per gallon of ethanol sold increased 20% for the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021. There was a 21% increase in the cost per bushel of corn during the same periods.

Grain accounted for approximately 84% ($186.9 million) of our cost of sales during the second quarter of fiscal year 2022 compared to approximately 86% ($156.2 million) during the second quarter of fiscal year 2021. Natural gas accounted for approximately 6% ($12.8 million) of our cost of sales during the second quarter of fiscal year 2022 compared to approximately 3% ($6.2 million) during the second quarter of fiscal year 2021. The grain and natural gas expenditure increases were primarily attributable to the higher costs of both corn and natural gas with stable production levels in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021.

Gross profit for the first six months of fiscal year 2022 decreased approximately $5.1 million compared to the first six months of fiscal year 2021. Selling prices increased significantly year over year, but were offset by the significant increase in the cost of corn. The crush spread did not change from $0.02 over the first six months of fiscal year 2021 compared to the first six months of fiscal year 2022. However, more ethanol contracts were sold net of freight in the first six months of fiscal year 2022 compared to fiscal year 2021, which reduced revenue in fiscal year 2022. The selling price per gallon of ethanol sold increased 22% for the first six months of fiscal year 2022 compared to the first half of fiscal year 2021. There was a 23% increase in the cost per bushel of corn during the same periods.

Grain accounted for approximately 84% ($339.6 million) of our cost of sales during the first six months of fiscal year 2022 compared to approximately 85% ($278.2 million) during the first six months of fiscal year 2021. Natural gas accounted for approximately 6% ($23.7 million) of our cost of sales during the first six months of fiscal year 2022 compared to approximately 3% ($9.9 million) during the first six months of fiscal year 2021. The grain and natural gas expenditure increases were primarily attributable to the higher costs of both corn and natural gas with stable production levels in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021.

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

SG&A expenses were approximately $9.1 million for the second quarter of fiscal year 2022, higher than the approximately $6.2 million of expenses for the second quarter of fiscal year 2021. Higher shipping costs of $1.1 million contributed to a portion of the increase in the second quarter of fiscal year 2022 as more sales contracts provided for shipping to be paid by us compared to the second quarter of fiscal year 2021. In addition, performance bonuses increased approximately $0.9 million in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021. SG&A expenses were approximately $14.4 million for the first six months of fiscal year 2022, slightly lower than the approximately $16.1 million of expenses for the first six months of fiscal year 2021. Shipping costs declined approximately $4.3 million for the six months ended July 31, 2022 comparted to the prior year as fewer ethanol contracts required us to pay the freight. This was offset by increases in railcar lease expense of approximately $0.7 million and performance bonus of approximately $0.9 million in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021.

During the second quarter of fiscal year 2022, we recognized income of approximately $3.6 million compared to income of approximately $1.8 million for the second quarter of fiscal year 2021, from our equity investment in Big River. We recognized income of approximately $5.5 million during the first six months of fiscal year 2022 compared to income of approximately $2.4 million during the first six months of fiscal year 2021. During the second quarter of 2022, COVID-19 relief grants from the U.S. Department of Agriculture (USDA) received by Big River contributed $1.6 million to the increase in income we recognized in 2022. Big River has interests in four ethanol production plants that shipped approximately 429 million gallons in the trailing twelve months ended July 31, 2022 and has an effective ownership of ethanol gallons shipped for the same period of approximately 372 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $8.2 million for the second quarter of fiscal year 2022 versus approximately $39,000 for the second quarter of fiscal year 2021. Interest and other income was approximately $8.4 million for the first six months of fiscal year 2022 versus approximately $82,000 for the first six months of fiscal year 2021. During the second quarter of 2022, the Company’s consolidated plants received COVID-19 relief grants from the USDA totaling approximately $7.8 million based on reduced production in 2020. The remaining increase is due to an increase in interest income as yields on our excess cash increased in the second quarter and first six months of fiscal year 2022 compared to the second quarter and first six months of fiscal year 2021.

As a result of the foregoing, income before income taxes was approximately $19.2 million for the second quarter of fiscal year 2022 versus approximately $9.8 million for the second quarter of fiscal year 2021. Income before income taxes was approximately $28.0 million for the first six months of fiscal year 2022 versus approximately $20.0 million for the first six months of fiscal year 2021.

Prior to the third quarter of fiscal year 2021, the Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Thus, the Company used a discrete effective tax rate method to calculate the provision or benefit for income taxes for the three and six months ended July 31, 2021. Beginning on November 18, 2021, we are unable to earn tax credit related to the refined coal business, and as such, have ceased operation of that business. As earning these credits is what had caused the significant changes in the estimated annual effective tax rate from small changes in estimated “ordinary” income and we have now classified the refined coal business as discontinued operations, we have returned to using the annual effective tax rate method to calculate the provision or benefit for income taxes from continuing operations beginning in the three and nine month periods ending October 31, 2021. Our income tax provision from continuing operations was approximately $4.3 million and approximately $1.8 million for the three months ended July 31, 2022 and 2021, respectively. Our income tax provision from continuing operations was approximately $6.2 millions and approximately $4.0 million for the six months ended July 31, 2022 and 2021, respectively.

As a result of the foregoing, net income from continuing operations was approximately $14.9 million for the second quarter of fiscal year 2022 compared to approximately $8.0 million for the second quarter of fiscal year 2021. Net income from continuing operations was approximately $21.9 million for the first six months of fiscal year 2022 compared to approximately $16.0 million for the first six months of fiscal year 2021.

Income from continuing operations related to noncontrolling interests was approximately $3.7 million for the second quarter of fiscal year 2022 compared to $2.3 million for the second quarter of fiscal year 2021. Income from continuing operations related to noncontrolling interests was approximately $5.5 million for the first six months of fiscal year 2022 compared to $3.0 million for the first six months of fiscal year 2021. These amounts represent the other owners’ share of the income or loss of NuGen and One Earth. Noncontrolling interests related to the refined coal entity is included in discontinued operations.

As a result of the foregoing, net income attributable to REX common shareholders from continuing operations for the second quarter of fiscal year 2022 was approximately $11.2 million, an increase of approximately $5.5 million from net income attributable to REX common shareholders from continuing operations of approximately $5.7 million for the second quarter of fiscal year 2021. Net income attributable to REX common shareholders from continuing operations for the first six months of fiscal year 2022 was approximately $16.4 million, an increase of approximately $3.4 million from net income attributable to REX common shareholders from continuing operations of approximately $13.0 million for the first six months of fiscal year 2021.

The Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation beginning November 18, 2021. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business have been recognized as discontinued operations. The refined coal business operated at a pre-tax loss but generated tax credits that normally exceeded the operating loss. There was no activity related to discontinued operations in the first six months of fiscal year 2022. Net income attributable to REX common shareholders from discontinued operations, net of tax, for the three and six months ended July 31, 2021 was approximately $2.2 million and $2.7 million, respectively.

Through its refined coal operation, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. The income tax benefit generated from discontinued operations was approximately $5.4 million and approximately $7.6 million for the three and six months ended July 31, 2021.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $0.8 million for the first six months of fiscal year 2022, compared to cash provided by operating activities of approximately $17.2 million for the first six months of fiscal year 2021. For the first six months of fiscal year 2022, cash was provided by net income from continuing operations of approximately $21.9 million, adjusted for non-cash items of approximately $10.8 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. An increase in the balance of accounts receivable used cash of approximately $12.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen in addition to higher sales and pricing. Inventories increased by approximately $7.7 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods, as well as an increase in commodity prices. An increase in the balance of other assets of approximately $2.2 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. A decrease in the balance of refundable income taxes of approximately $0.8 million primarily relates to amount currently payable on income from the first three months of the fiscal year. A decrease in the balance of accounts payable used cash of approximately $11.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $1.2 million.

Net cash provided by operating activities was approximately $17.2 million for the first six months of fiscal year 2021. For the first six months of fiscal year 2021, cash was provided by net income from continuing operations of approximately $16.0 million, adjusted for non-cash items of approximately $13.1 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. An increase in the balance of accounts receivable used cash of approximately $9.8 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen in addition to higher sales and pricing. Inventories increased by approximately $3.9 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods, as well as an increase in the pricing of raw materials. A decrease in the balance of other assets of approximately $0.3 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. An increase in the balance of refundable income taxes of approximately $1.1 million primarily relates to estimated federal and state income tax payments made during fiscal year 2021. An increase in the balance of accounts payable provided cash of approximately $4.8 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $0.9 million, which was primarily a result of operating lease payments. Discontinued operations used cash of $3.1 million during the first six months of 2021.

At July 31, 2022, working capital was approximately $315.4 million, compared to approximately $294.7 million at January 31, 2022. The ratio of current assets to current liabilities was 8.5 to 1 at July 31, 2022 and 6.8 to 1 at January 31, 2022.

Cash of approximately $167.0 million was used in investing activities for the first six months of fiscal year 2022, compared to approximately $0.3 million provided by investing activities during the first six months of fiscal year 2021. During the first six months of fiscal year 2022, we had capital expenditures of approximately $2.9 million, primarily for improvements at the One Earth and NuGen facilities. We expect capital expenditures to be in the range of approximately $10.0 million to $15.0 million for the remainder of fiscal year 2022. During the first six months of fiscal year 2022, we purchased short-term U.S. Treasury Bills of approximately $190.0 million while certificates of deposit of approximately $25.9 million matured. The certificates of deposit and U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $0.3 million was provided by investing activities for the first six months of fiscal year 2021. During the first six months of fiscal year 2021, we had capital expenditures of approximately $2.7 million, primarily for improvements at the One Earth and NuGen facilities. During the first six months of fiscal year 2021, we purchased certificates of deposit (classified as short-term investments) of approximately $49.3 million. During the first six months of fiscal year 2021, certificates of deposit (classified as short-term investments) of approximately $52.2 million matured.

Cash of approximately $7.8 million was used in financing activities for the first six months of fiscal year 2022, compared to approximately $2.7 million for the first six months of fiscal year 2021. During the first six months of fiscal year 2022, we used cash of approximately $6.2 million to purchase approximately 222,000 shares of our common stock in open market transactions. We also made payments of $1.6 million to noncontrolling interests holders.

Cash of approximately $2.7 million was used in financing activities from continuing operations in the first six months of 2021 as we used cash of approximately $1.4 million to purchase approximately 52,000 shares of our common stock in open market transactions and we made payments of approximately $1.3 million to noncontrolling interests holders.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 1,126,000 shares at July 31, 2022. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and exchange traded commodity futures contracts. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income starting on July 31, 2022 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	280,000	Gallons	$66,933
Corn	100,000	Bushels	$67,382
Distillers Grains	705	Tons	$13,473
Non-food grade Corn Oil	76,000	Pounds	$4,929
Natural Gas	7,400	MmBtu	$4,004

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in iXBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.
38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	September 1, 2022

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	September 1, 2022

