Form 10-Q/A
period 2021-07-31
REX AMERICAN RESOURCES Corp
filed 2022-12-05
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes ☐ No ☒

At the close of business on September 2, 2021, the registrant had 5,970,938 shares of Common Stock, par value $.01 per share, outstanding.

EXPLANATORY NOTE

REX American Resources Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended July 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on September 3, 2021 (the “Original Filing”) to include in Item 2 of Part II certain repurchases of stock during the quarter that commenced May 1, 2021 and ended July 31, 2021 that were inadvertently omitted from the Original Filing. These stock repurchases were fully reflected in the Company’s consolidated financial statements included in the Original Filing.

This Amendment does not give effect to any subsequent events after the filing date of the Original Filing, including the 3-for-1 stock split on August 5, 2022. Other than the information specifically identified in this Amendment, this Amendment does not modify or update the Original Filing in any way.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s repurchase of its common stock during the period covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1-31, 2021	-	$-	-	33,512
June 1-30, 2021	-	-	-	33,512
July 1-31, 2021	17,307	78.33	17,307	16,205

Total	17,307	$78.33	17,307	16,205

(1)	On March 20, 2018, our Board of Directors increased our share repurchase obligation by an additional 500,000 shares. At July 31, 2021, a total of 16,205 shares remained available to purchase under this authorization.
2

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in iXBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi) /s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Chief Executive Officer and President (Chief Executive Officer) Vice President, Finance and Treasurer (Chief Financial Officer)	December 5, 2022 December 5, 2022
4