Form 10-Q
period 2022-10-31
REX AMERICAN RESOURCES Corp
filed 2022-12-05
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022

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

Yes ☐ No ☒

At the close of business on December 2, 2022, the registrant had 17,390,469 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

Unaudited

(In Thousands)	October 31, 2022	January 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$135,986	$229,846
Short-term investments	153,819	25,877
Restricted cash	1,308	2,222
Accounts receivable	22,675	25,821
Inventory	42,045	42,225
Refundable income taxes	6,611	6,677
Prepaid expenses and other	11,576	12,499
Total current assets	374,020	345,167
Property and equipment, net	131,235	137,554
Operating lease right-of-use assets	14,748	11,221
Deferred taxes and other assets	21,267	25,853
Equity method investment	33,769	30,566
Total assets	$575,039	$550,361

Liabilities and equity:
Current liabilities:
Accounts payable, trade (includes $1.6 million and $0.5 million with related parties at October 31, 2022 and January 31, 2022, respectively)	$40,271	$32,266
Current operating lease liabilities	4,902	4,600
Accrued expenses and other current liabilities	12,109	13,617
Total current liabilities	57,282	50,483
Long-term liabilities:
Deferred taxes	3,132	3,132
Long-term operating lease liabilities	9,883	6,390
Other long-term liabilities	2,997	2,794
Total long-term liabilities	16,012	12,316
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	278	-
Retained earnings	632,665	611,607
Treasury stock	(193,770)	(181,114)
Total REX shareholders’ equity	439,472	430,792
Noncontrolling interests	62,273	56,770
Total equity	501,745	487,562
Total liabilities and equity	$575,039	$550,361

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Net sales and revenue	$220,277	$203,066	$654,833	$562,786
Cost of sales (includes $35,155 and $22,928 with related parties for the quarters ended October 31, 2022 and 2021, respectively, and $101,240 and $60,311 with related parties for the nine months ended October 31, 2022 and 2021, respectively)	208,941	177,914	615,001	504,003

Gross profit	11,336	25,152	39,832	58,783

Selling, general and administrative expenses	(7,886)	(6,310)	(22,237)	(22,444)
Equity in income of unconsolidated affiliates	661	349	6,210	2,763
Interest and other income, net	1,983	35	10,338	117

Income before income taxes	6,094	19,226	34,143	39,219
Provision for income taxes	(1,196)	(4,338)	(7,374)	(8,329)

Net income from continuing operations	4,898	14,888	26,769	30,890
Net income attributable to noncontrolling interests (continuing operations)	(1,714)	(1,562)	(7,233)	(4,585)
Net income attributable to REX common shareholders (continuing operations)	3,184	13,326	19,536	26,305

Net income from discontinued operations, net of tax (includes expense of $39 with related parties for the quarter ended October 31, 2021 and $230 with related parties for the nine months ended October 31, 2021)	-	1,815	-	4,263
Net loss attributable to noncontrolling interests (discontinued operations)	-	137	-	370
Net income attributable to REX common shareholders (discontinued operations)	-	1,952	-	4,633

Net income attributable to REX common shareholders	$3,184	$15,278	$19,536	$30,938

Weighted average shares outstanding – basic and diluted	17,591	17,890	17,714	17,983

Basic and diluted net income per share from continuing operations attributable to REX common shareholders	$0.18	$0.74	$1.10	$1.46
Basic and diluted net income per share from discontinued operations attributable to REX common shareholders	-	0.11	-	0.26
Basic and diluted net income per share attributable to REX common shareholders	$0.18	$0.85	$1.10	$1.72

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Nine Months Ended October 31, 2022 and 2021

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2022	29,853	$299	12,213	$(186,996)	$-	$629,481	$60,656	$503,440

Net income						3,184	1,714	4,898

Treasury stock acquired			250	(6,819)				(6,819)

Noncontrolling interests distribution and other							(97)	(97)

Issuance of equity awards and stock-based compensation expense				45	278			323

Balance at October 31, 2022	29,853	$299	12,463	$(193,770)	$278	$632,665	$62,273	$501,745

Balance at January 31, 2022	29,853	$299	12,092	$(181,114)	$-	$611,607	$56,770	$487,562

Net income						19,536	7,233	26,769

Treasury stock acquired			472	(13,012)				(13,012)

Noncontrolling interests distribution and other							(1,730)	(1,730)

Issuance of equity awards and stock-based compensation expense			(101)	356	278	1,522		2,156

Balance at October 31, 2022	29,853	$299	12,463	$(193,770)	$278	$632,665	$62,273	$501,745

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2021	29,853	$299	11,892	$(175,859)	$-	$574,832	$54,025	$453,297

Net income						15,278	1,425	16,703

Treasury stock acquired			200	(5,271)				(5,271)

Noncontrolling interests distribution and other							(211)	(211)

Capital contributions							141	141

Issuance of equity awards and stock-based compensation expense				8		36		44

Balance at October 31, 2021	29,853	$299	12,092	$(181,122)	$-	$590,146	$55,380	$464,703

Balance at January 31, 2021	29,853	$299	11,877	$(174,535)	$-	$559,019	$52,400	$437,183

Net income						30,938	4,215	35,153

Treasury stock acquired			252	(6,627)				(6,627)

Noncontrolling interests distribution and other							(1,515)	(1,515)

Capital contributions							280	280

Issuance of equity awards and stock-based compensation expense			(37)	40		189		229

Balance at October 31, 2021	29,853	$299	12,092	$(181,122)	$-	$590,146	$55,380	$464,703

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

(In Thousands)	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interests	$26,769	$35,153
Net income from discontinued operations, net of tax	-	4,263
Net income from continuing operations	26,769	30,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,503	13,505
Amortization of operating lease right-of-use assets	4,105	4,128
Income from equity method investments	(6,210)	(2,763)
Dividends received from equity method investments	3,007	1,504
Interest income from investments	(1,098)	(36)
Deferred income tax	4,964	5,840
Stock based compensation expense	1,295	1,100
Gain on sale of property and equipment – net	(91)	(1)
Changes in assets and liabilities:
Accounts receivable	3,146	(20,313)
Inventories	180	7,673
Refundable income taxes	66	(332)
Other assets	649	1,912
Accounts payable, trade	7,990	10,916
Other liabilities	(4,281)	2,776
Net cash provided by operating activities from continuing operations	53,994	56,799
Net cash used in operating activities from discontinued operations	-	(6,368)
Net cash provided by operating activities	53,994	50,431
Cash flows from investing activities:
Capital expenditures	(7,182)	(4,245)
Purchase of short-term investments	(307,371)	(67,412)
Sale of short-term investments	180,527	82,022
Other	-	40
Net cash (used in) provided by investing activities	(134,026)	10,405
Cash flows from financing activities:
Treasury stock acquired	(13,012)	(6,627)
Payments to noncontrolling interests holders	(1,730)	(1,515)
Net cash used in financing activities from continuing operations	(14,742)	(8,142)
Net cash provided by financing activities from discontinued operations	-	280
Net cash used in financing activities	(14,742)	(7,862)

Net (decrease) increase in cash, cash equivalents and restricted cash	(94,774)	52,974
Cash, cash equivalents and restricted cash, beginning of period	232,068	146,158
Cash, cash equivalents and restricted cash, end of period	$137,294	$199,132

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Unaudited

Continued from the previous page

(In Thousands)	Nine Months Ended October 31,
	2022	2021

Non cash investing activities – Accrued capital expenditures	$93	$34
Non cash financing activities – Stock awards accrued	$679	$972
Non cash financing activities – Stock awards issued	$1,539	$100
Right-of-use assets acquired and liabilities incurred upon lease execution	$7,632	$3,267

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$135,986	$197,395
Restricted cash	1,308	1,737
Total cash, cash equivalents and restricted cash	$137,294	$199,132

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2022

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

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $2,463,000 and $210,000 in the third quarter of fiscal years 2022 and 2021, respectively and approximately $5,363,000 and $7,366,000 in the first nine months of fiscal years 2022 and 2021, respectively.

Financial Instruments

Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of grain that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and non-food grade corn oil in quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $2.2 million and $2.8 million and received no refunds during the nine months ended October 31, 2022 and 2021, respectively.

As of October 31, 2022, and January 31, 2022, total unrecognized tax benefits were approximately $16,825,000 and $16,741,000, respectively. Accrued penalties and interest were approximately $50,000 and approximately $40,000 at October 31, 2022 and January 31, 2022, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $16.7 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $0.4 million and $0.5 million of inventory write-downs in cost of sales at October 31, 2022 and January 31, 2022, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2022	January 31, 2022

Ethanol and other finished goods	$10,592	$13,158
Work in process	6,809	5,473
Grain and other raw materials	24,644	23,594
Total	$42,045	$42,225

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment during the first nine months of fiscal year 2022 or 2021, thus there were no impairment charges in the first nine months of fiscal year 2022 or 2021.

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

Other Income

As part of the Coronavirus Aid, Relief, and Economic Security Act, passed in 2020, $700 million in funds were made available to the U.S. Department of Agriculture to distribute to impacted producers of ethanol, biodiesel, and other renewable fuels under the Biofuel Producer Program. The U.S. Department of Agriculture (“USDA”) distributed funds to applicants in May 2022. Our consolidated plants received a total of approximately $7.8 million from this program, which was recorded within “Interest and other income, net” in the Consolidated Condensed Statements of Operations for the nine months ended October 31, 2022.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Sales of products, continuing operations:
Ethanol	$165,135	$161,598	$502,404	$441,657
Dried distillers grains	38,009	28,717	104,167	91,408
Non-food grade corn oil	14,648	11,958	39,973	27,364
Modified distillers grains	2,477	2,930	9,288	7,157
Derivative financial instrument gains (losses)	8	(2,144)	(1,144)	(4,907)
Other	-	7	145	107
Total	$220,277	$203,066	$654,833	$562,786

Sales of products, discontinued operations:
Refined coal[1]	$-	$151	$-	$377

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

Note 4. Leases

At October 31, 2022, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease option renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Condensed Statement of Operations are as follows (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Operating lease expense	$2,060	$1,690	$5,661	$4,805
Variable lease expense	92	1,090	757	1,654
Total lease expense	$2,152	$2,780	$6,418	$6,459
14

The following table is a summary of future minimum rentals on such leases at October 31, 2022 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2023	$1,392
2024	5,563
2025	4,114
2026	1,942
2027	1,877
Thereafter	1,474
Total	16,362
Less: present value discount	1,577
Operating lease liabilities	$14,785

At October 31, 2022, the weighted average remaining lease term is 3.5 years, and the weighted average discount rate is 5.43% for the above leases. At January 31, 2022, the weighted average remaining lease term was 2.5 years, and the weighted average discount rate was 4.85% for the above leases.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2022 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts asset (2)	-	800	-	800
Total assets	$-	$800	$354	$1,154

Forward purchase contracts liability (3)	$-	$30	$-	$30
Commodity futures liability (3)	-	285	-	285
Total liabilities	$-	$315	$-	$315

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2022 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts (2)	-	993	-	993
Total assets	$-	$993	$354	$1,347

Commodity futures liability (3)	$-	$933	$-	$933

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

There were no assets measured at fair value on a non-recurring basis at October 31, 2022 or January 31, 2022.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2022	January 31, 2022

Land and improvements	$27,461	$27,329
Buildings and improvements	23,707	23,617
Machinery, equipment and fixtures	298,822	296,243
Construction in progress	5,201	1,515
	355,191	348,704
Less: Accumulated depreciation	(223,956)	(211,150)
Total	$131,235	$137,554

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2022	January 31, 2022

Accrued payroll and related items	$3,441	$5,407
Accrued utility charges	4,500	4,297
Accrued transportation related items	899	593
Accrued real estate taxes	1,489	1,857
Commodity futures	285	933
Forward purchase contracts	30	-
Accrued income taxes	82	95
Other	1,383	435
Total	$12,109	$13,617

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Condensed Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 31, 2022	January 31, 2022	October 31, 2022	January 31, 2022

Commodity futures (1)	$-	$-	$285	$933
Forward purchase contracts (2)	800	993	30	-
Total	$800	$993	$315	$933

(1) Commodity futures liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets. These contracts included short/sell positions and long/buy positions for approximately 3.4 million bushels and 90,000 bushels, respectively at October 31, 2022. These contracts include short/sell positions for approximately 7.4 million bushels of corn at January 31, 2022.

(2) Forward contract liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets. These contracts were for purchases of approximately 5.3 million bushels of corn at October 31, 2022. Forward purchase contracts assets are included in “Prepaid expenses and other current assets” on the accompanying Consolidated Condensed Balance Sheets. These contracts were for purchases of approximately 3.9 million bushels and 19.2 million bushels of corn at October 31, 2022 and January 31, 2022, respectively.

As of October 31, 2022, and January 31, 2022, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparty. The Company’s accounting policy is to offset positions and amounts owed or owing with the same counterparty. As of October 31, 2022, and January 31, 2022, the gross positions of the enforceable master netting agreements were not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $1,308,000 and approximately $2,222,000 to secure the Company’s derivative liability position at October 31, 2022 and January 31, 2022, respectively, which is recorded as “Restricted cash” on the accompanying Consolidated Condensed Balance Sheets.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized gains, which are included in “Net sales and revenue” in the accompanying Consolidated Condensed Statement of Operations, on derivative financial instruments of approximately $8,000 and losses of $2,144,000 for the third quarter of fiscal years 2022 and 2021, respectively. The Company recognized losses on derivative financial instruments of approximately $1,144,000 and $4,907,000 for the first nine months of fiscal years 2022 and 2021, respectively.

The Company recognized gains, which are included in “Cost of sales” in the accompanying Consolidated Condensed Statement of Operations, on derivative financial instruments of approximately $9,000 and of $5,474,000 for the third quarter of fiscal years 2022 and 2021, respectively. The Company recognized losses on derivative financial instruments of approximately $12,920,000 and $2,562,000 for the first nine months of fiscal years 2022 and 2021, respectively.

Note 9. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at October 31, 2022 and January 31, 2022 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	October 31, 2022	January 31, 2022

Big River	10.3%	$33,769	$ 30,566

Undistributed earnings of the Company’s equity method investee totaled approximately $13.7 million and approximately $10.5 million at October 31, 2022 and January 31, 2022, respectively. The Company received dividends from its equity method investee of approximately $3.0 million and approximately $1.5 million in the first nine months of fiscal year 2022 and 2021.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Net sales and revenue	$398,838	$347,059	$1,200,980	$966,858
Gross profit	$11,432	$7,092	$60,593	$27,993
Income from continuing operations	$6,415	$3,390	$60,230	$26,802
Net income	$6,415	$3,390	$60,230	$26,802

Short-term Investments

At October 31, 2022, the Company owned United States Treasury Bills that had an amortized cost, or carrying value, of approximately $153.8 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 3.1%. Unrealized gains or losses were insignificant.

At January 31, 2022, the Company owned certificates of deposit that had an amortized cost, or carrying value, of approximately $25,877,000. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 0.1%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until the current year, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (TSR) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At October 31, 2022, 1,342,392 shares remain available for issuance under the Plan.

Restricted Stock Awards

As a component of their compensation, restricted stock has been granted to directors and certain employees at the closing market price of REX common stock on the grant date. In addition, one quarter (one third prior to 2022) of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At October 31, 2022 and January 31, 2022, unrecognized compensation cost related to nonvested restricted stock awards was approximately $551,000 and $97,000 respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Nine Months Ended October 31, 2022

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2022	30,167	$773	1
Granted	70,689	2,032
Forfeited	-	-
Vested	18,403	451

Non-Vested at October 31, 2022	82,453	$2,354	2
20

	Nine Months Ended October 31, 2021

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2021	59,102	$1,398	1
Granted	8,409	275
Forfeited	-	-
Vested	37,344	900

Non-Vested at October 31, 2021	30,167	$773	2

Restricted Stock Units (RSUs)

In May 2022, the Company issued a total of 67,500 RSUs to certain officers. The number of RSUs eligible to vest will be determined based on how the Company’s TSR compares to the TSR of companies that comprise the Russell 2000 Index during the performance period ending December 31, 2024. The number of RSUs eligible to vest ranges from zero percent to two hundred percent, depending on actual performance during the performance period.

For the three and nine month period ended October 31, 2022, the Company recognized compensation cost of approximately $253,000 and $441,100, respectively, related to the RSUs.

Note 11. Income Taxes

The Company’s income tax provision from continuing operations was approximately $1.2 million and approximately $4.3 million for the three months ended October 31, 2022 and 2021, respectively. The Company’s income tax provision from continuing operations was approximately $7.4 million and approximately $8.3 million for the nine months ended October 31, 2022 and 2021, respectively.

The Company did not have any activity classified as discontinued operations in the current fiscal year and therefore, did not have an income tax provision or benefit from discontinued operations. The Company’s income tax benefit from discontinued operations was approximately $4.9 million and approximately $12.6 million for the three and nine months ended October 31, 2021, respectively. The benefit is derived from the level of tax credits generated from the refined coal business and the tax benefit of the loss from operations. Through its refined coal business, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years.

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

	Nine Months Ended October 31,
	2022	2021

Unrecognized tax benefits, beginning of period	$16,781	$8,400
Changes for prior years’ tax positions	94	15
Changes for current year tax positions	-	413
Unrecognized tax benefits, end of period	$16,875	$8,828

Note 12. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsels’ evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Condensed Financial Statements.

One Earth and NuGen have combined forward purchase contracts for approximately 9.2 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 613,000 MmBtu (million British thermal unit) of natural gas.

One Earth and NuGen have combined sales commitments for approximately 46.1 million gallons of ethanol, approximately 88,000 tons of distillers grains and approximately 12.3 million pounds of non-food grade corn oil.

The refined coal entity had various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company was required to pay various fees. As production ceased in November 2021, there were no fees paid in fiscal year 2022. These fees totaled approximately $2.0 million and approximately $5.1 million for the three and nine months ended October 31, 2021, respectively.

Note 13. Related-Party Transactions

During the third quarters of fiscal years 2022 and 2021, One Earth and NuGen purchased approximately $35.2 million and approximately $22.9 million, respectively, of corn (and other supplies) from minority equity investors and board members of those subsidiaries. Such purchases totaled approximately $101.2 million and approximately $60.3 million for the nine months ended October 31, 2022 and 2021, respectively. The Company had amounts payable to related parties of approximately $1.6 and approximately $0.5 million at October 31, 2022 and January 31, 2022, respectively.

During the three and nine months ended October 31, 2021 the Company recognized commission expense of approximately $40,000 and $230,000, respectively, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal business which is classified within discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At October 31, 2022, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at October 31, 2022:

Entity	REX’s Current Ownership Interest
One Earth Energy, LLC	75.8%
NuGen Energy, LLC	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	10.3% 10.3% 5.7% 10.3%

Our ethanol operations and the results thereof are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas, and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy, foreign trade and international disruptions caused by wars or conflicts. Because the market prices of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains, soybean meal prices, and the results of federal policy decisions and trade negotiations can impact ethanol and distillers grains prices), at times ethanol and distillers grains prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol or distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

Carbon Sequestration

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC is in the exploratory stage of a carbon sequestration project with the University of Illinois near the One Earth Energy ethanol plant. A test well has been drilled and three-dimensional seismic testing has been performed. We have applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”). The geological model for predicting the movement of CO2 injection and plume area has been completed to determine maximum injection pressure, reservoir quality, and storage capacity for potential wells.

In addition, we have signed a construction contract to capture, dehydrate and compress carbon to a state suitable for sequestration of carbon originating from the One Earth Energy ethanol plant. We continue to complete documents required from various government agencies. This is a highly technical project and may require considerable time to obtain all approvals and to make continued progress.

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

Critical Accounting Policies and Estimates

During the three months ended October 31, 2022, we did not change any of our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2022.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. For example, “fiscal year 2022” means the period February 1, 2022 to January 31, 2023.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty on the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit renewable identification numbers (“RINs”) for the oil they process. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 85 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.0 billion gallons.

The EPA has finalized volumes for 2021 and 2022 and reduced the previously finalized volumes for 2020 to account for challenges for that year including the COVID-19 pandemic. The volumes for conventional biofuels are 13.8 billion gallons and 15.0 billion gallons for 2021 and 2022, respectively. The 2020 volumes were reduced to 12.5 billion gallons, down from the previously finalized 15.0 billion gallons. In addition, the EPA at the same time denied all pending applications for Small Refinery Exemptions (“SREs”). The EPA also added 250 million gallons of “supplemental obligation” to the 2022 proposed volumes and stated its intent to add another 250 million gallons to 2023 to address the remand of the 2016 waiver by the D.C Circuit. There are multiple legal challenges to how the EPA has handled SREs and RFS II rulemakings.

On December 1, 2022, the EPA issued proposed Renewable Fuel Standard volume obligations for calendar years 2023-2025. The proposed volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 and 15.25 billion gallons each for 2024 and 2025. They also proposed an additional 250 million gallon supplemental obligation for 2023 to make good on the shortfall from the 2014-2016 compliance years.

The USDA has estimated United States corn harvest in 2022 to be approximately 13.9 billion bushels, a decrease of 8% from the prior year. The corn harvest near the NuGen Energy, LLC ethanol plant has been below average, which will likely lead to increased corn cost and lower supply for that plant for the upcoming year.

Due to the Russian-Ukraine conflict, corn and natural gas supplies worldwide have been adversely affected, which has increased the prices for both commodities and has impacted corn availability in the United States.

The recently enacted Inflation Reduction Act of 2022 could impact our business by creating a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code (“45Z”), that would be dependent on the level of greenhouse gas emissions reduction for each gallon of ethanol produced and sold, available for years 2025 to 2027. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q of the Internal Revenue Code (“45Q”). Taxpayers may elect to be treated as making a payment against tax for 100% of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts include (a) extending the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creating a new tax credit for sustainable aviation fuel; (c) funding biofuel refueling infrastructure which could impact the availability of higher level ethanol blended fuel; and (d) providing for production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

Should any of the trends and uncertainties mentioned above continue, our future operating results could be impacted.

Comparison of Three and Nine Months Ended October 31, 2022 and 2021

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Net sales and revenue	$220,277	$203,066	$654,833	$562,786
Cost of sales	208,941	177,914	615,001	504,003
Gross profit	$11,336	$25,152	$39,832	$58,783

Income before income taxes	$6,094	$19,226	$34,143	$39,219

Provision for income taxes	$(1,196)	$(4,338)	$(7,374)	$(8,329)

Net income attributable to REX common shareholders (continuing operations)	$3,184	$13,326	$19,536	$26,305

Net income attributable to REX common shareholders (discontinued operations)	-	1,952	-	4,633

Net income attributable to REX common shareholders	$3,184	$15,278	$19,536	$30,938

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Ethanol	$165,135	$161,598	$502,404	$441,657
Dried distillers grains	38,009	28,717	104,167	91,408
Non-food grade corn oil	14,648	11,958	39,973	27,364
Modified distillers grains	2,477	2,930	9,288	7,157
Derivative financial instruments gains (losses)	8	(2,144)	(1,144)	(4,907)
Other	-	7	145	107
Total, continuing operations	$220,277	$203,066	$654,833	$562,786

Refined coal (discontinued operations) [1]	$-	$151	$-	$377

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

The following table summarizes selected operating data:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Average selling price per gallon of ethanol (net of hedging)	$2.49	$2.31	$2.48	$2.12
Gallons of ethanol sold (in millions)	66.3	69.0	202.1	207.9
Average selling price per ton of dried distillers grains	$230.29	$184.85	$232.51	$200.02
Tons of dried distillers grains sold	165,052	155,356	448,016	456,996
Average selling price per pound of non-food grade corn oil	$0.74	$0.59	$0.70	$0.47
Pounds of non-food grade corn oil sold (in millions)	19.8	20.2	57.1	57.9
Average selling price per ton of modified distillers grains	$116.49	$92.10	$120.23	$83.97
Tons of modified distillers grains sold	21,264	31,814	77,253	85,235
Average cost per bushel of grain	$7.52	$6.45	$7.28	$6.05
Average cost of natural gas (per MmBtu)	$7.15	$4.58	$6.69	$3.69

Net sales and revenue in the quarter ended October 31, 2022 increased approximately 8% compared to the prior year’s third quarter. Net sales and revenue in the first nine months ended October 31, 2022 increased approximately 16% compared to the first nine months of fiscal year 2021. Quantities sold at our consolidated plants during the third quarter of fiscal year 2022 and the first nine months of 2022 did not change significantly from the prior year comparable periods. The increase in net sales and revenue was driven primarily by stronger commodity pricing in the third quarter and first nine months of 2022.

Ethanol sales increased in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 as the average price per gallon sold increased 8%, offset partially by a slight decrease in gallons sold of 4%. Ethanol sales increased in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021 as the average price per gallon sold increased 17%, offset slightly by a decrease in gallons sold of 3%. The increase in the ethanol selling price resulted primarily from an increase in commodity prices.

Dried distillers grains sales increased in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 as the average price per ton sold increased 25%, as well as a 6% increase in tons sold. Dried distillers grains sales increased in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021 as the average price per ton sold increased 16%, offset slightly by a 2% decrease in tons sold. The increase in the dried distillers grains selling price resulted primarily from an increase in corn prices as dried distillers grains prices often correlate with corn pricing.

Non-food grade corn oil sales increased in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 as the average selling price per pound increased 25% over the prior year third quarter, offset slightly by a decrease in pounds sold of 2%. Non-food grade corn oil sales increased in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021 as the average selling price per pound increased 49%, offset slightly by a decrease in pounds sold of 1%. The increase in the non-food grade corn oil selling price resulted primarily from an increase in demand from the biodiesel industry.

Modified distillers grains sales decreased in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 due to a decrease in tons sold of 33%, offset partially by a 26% increase in price per ton sold. Modified distillers grains sales increased in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021 as the average price per ton sold increased 43%, offset partially by a 9% decrease in tons sold. The increase in the modified distillers grains selling price resulted primarily from an increase in corn prices.

Gains on derivative financial instruments, included in net sales and revenue, of approximately $8,000 in the third quarter of fiscal year 2022 related to our risk management activities and were impacted by the increase in ethanol prices during that quarter. There were losses on derivative financial instruments of approximately $2.1 million during the third quarter of fiscal year 2021. Losses on derivative financial instruments, included in net sales and revenue, were approximately $1.1 million in the first nine months of fiscal year 2022 compared to $4.9 million in the first nine months of fiscal year 2021.

Gross profit for the third quarter of fiscal year 2022 decreased approximately $13.8 million compared to the prior year’s third quarter. Cost increases were primarily driven by the significant increase in price of corn and natural gas. The crush spread decreased from $0.11 in the third quarter of 2021 to $(0.07) in the third quarter of 2022. However, fewer ethanol contracts were sold net of freight in the third quarter of fiscal year 2022 compared to fiscal year 2021, which increased revenue in fiscal year 2022. The selling price per gallon of ethanol sold increased 8% for the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021. There was a 17% increase in the cost per bushel of corn during the same periods as there was a tight supply of corn which led to an increase in basis paid for corn.

Grain accounted for approximately 83% ($172.6 million) of our cost of sales during the third quarter of fiscal year 2022 compared to approximately 84% ($148.7 million) during the third quarter of fiscal year 2021. Natural gas accounted for approximately 6% ($12.2 million) of our cost of sales during the third quarter of fiscal year 2022 compared to approximately 5% ($8.1 million) during the third quarter of fiscal year 2021. The grain and natural gas expenditure increases were primarily attributable to the higher costs of both corn and natural gas with slightly reduced production levels in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021.

Gross profit for the first nine months of fiscal year 2022 decreased approximately $19.0 million compared to the first nine months of fiscal year 2021. Selling prices increased significantly year over year but were offset by the significant increase in the cost of corn. The crush spread decreased from $0.06 over the first nine months of fiscal year 2021 to approximately break-even in the first nine months of fiscal year 2022. In addition, more ethanol contracts were sold net of freight in the first nine months of fiscal year 2022 compared to fiscal year 2021, which decreased revenue in fiscal year 2022. The selling price per gallon of ethanol sold increased 17% for the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021. There was a 20% increase in the cost per bushel of corn during the same periods.

Grain accounted for approximately 83% ($512.2 million) of our cost of sales during the first nine months of fiscal year 2022 compared to approximately 85% ($427.0 million) during the first nine months of fiscal year 2021. Natural gas accounted for approximately 6% ($35.9 million) of our cost of sales during the first nine months of fiscal year 2022 compared to approximately 4% ($18.0 million) during the first nine months of fiscal year 2021. The grain and natural gas expenditure increases were primarily attributable to the higher costs of both corn and natural gas with slightly reduced production levels in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021.

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

SG&A expenses were approximately $7.9 million for the third quarter of fiscal year 2022, higher than the approximately $6.3 million of expenses for the third quarter of fiscal year 2021. Higher shipping costs of $2.3 million contributed to a portion of the increase in the third quarter of fiscal year 2022 as more sales contracts provided for shipping to be paid by us compared to the third quarter of fiscal year 2021. This was offset by a decrease in performance bonuses of approximately $0.8 million and a decrease in railcar lease expense of approximately $0.6 million in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021. SG&A expenses were approximately $22.2 million for the first nine months of fiscal year 2022, slightly lower than the approximately $22.4 million of expenses for the first nine months of fiscal year 2021. Shipping costs declined approximately $2.0 million for the nine months ended October 31, 2022 compared to the prior year as fewer ethanol contracts required us to pay the freight. The decline in SG&A from shipping costs was offset primarily by increases in performance incentives, compensation and related costs, as well as professional fees.

During the third quarter of fiscal year 2022, we recognized income of approximately $0.7 million compared to income of approximately $0.3 million for the third quarter of fiscal year 2021, from our equity investment in Big River. We recognized income of approximately $6.2 million during the first nine months of fiscal year 2022 compared to income of approximately $2.8 million during the first nine months of fiscal year 2021. During the second quarter of 2022, COVID-19 relief grants from the USDA received by Big River contributed $1.6 million to the increase in income we recognized in 2022. Big River has interests in four ethanol production plants that shipped approximately 427 million gallons in the trailing twelve months ended October 31, 2022 and has an effective ownership of ethanol gallons shipped for the same period of approximately 370 million gallons. Big River’s operations also include agricultural elevators. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $2.0 million for the third quarter of fiscal year 2022 versus approximately $35,000 for the third quarter of fiscal year 2021. Interest and other income was approximately $10.3 million for the first nine months of fiscal year 2022 versus approximately $117,000 for the first nine months of fiscal year 2021. During the second quarter of 2022, the Company’s consolidated plants received COVID-19 relief grants from the USDA totaling approximately $7.8 million based on reduced production in 2020. The remaining increase is primarily due to an increase in interest income as yields on our excess cash increased in the third quarter and first nine months of fiscal year 2022 compared to the third quarter and first nine months of fiscal year 2021.

As a result of the foregoing, income before income taxes was approximately $6.1 million for the third quarter of fiscal year 2022 versus approximately $19.2 million for the third quarter of fiscal year 2021. Income before income taxes was approximately $34.1 million for the first nine months of fiscal year 2022 versus approximately $39.2 million for the first nine months of fiscal year 2021.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision from continuing operations was approximately $1.2 million and approximately $4.3 million for the three months ended October 31, 2022 and 2021, respectively. Our income tax provision from continuing operations was approximately $7.4 million and approximately $8.3 million for the nine months ended October 31, 2022 and 2021, respectively.

As a result of the foregoing, net income from continuing operations was approximately $4.9 million for the third quarter of fiscal year 2022 compared to approximately $14.9 million for the third quarter of fiscal year 2021. Net income from continuing operations was approximately $26.8 million for the first nine months of fiscal year 2022 compared to approximately $30.9 million for the first nine months of fiscal year 2021.

Income from continuing operations related to noncontrolling interests was approximately $1.7 million for the third quarter of fiscal year 2022 compared to $1.6 million for the third quarter of fiscal year 2021. Income from continuing operations related to noncontrolling interests was approximately $7.2 million for the first nine months of fiscal year 2022 compared to $4.6 million for the first nine months of fiscal year 2021. These amounts represent the other owners’ share of the income or loss of NuGen and One Earth. Noncontrolling interest related to the refined coal entity is included in discontinued operations.

As a result of the foregoing, net income attributable to REX common shareholders from continuing operations for the third quarter of fiscal year 2022 was approximately $3.2 million, a decrease of approximately $10.1 million from net income attributable to REX common shareholders from continuing operations of approximately $13.3 million for the third quarter of fiscal year 2021. Net income attributable to REX common shareholders from continuing operations for the first nine months of fiscal year 2022 was approximately $19.5 million, a decrease of approximately $6.8 million from net income attributable to REX common shareholders from continuing operations of approximately $26.3 million for the first nine months of fiscal year 2021.

The Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation beginning November 18, 2021. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business have been recognized as discontinued operations. The refined coal business operated at a pre-tax loss but generated tax credits that normally exceeded the operating loss. There was no activity related to discontinued operations in the first nine months of fiscal year 2022. Net income attributable to REX common shareholders from discontinued operations, net of tax, for the three and nine months ended October 31, 2021 was approximately $1.9 million and $4.6 million, respectively.

Through its refined coal operation, the Company earned production tax credits pursuant to IRC Section 45. The credits can be used to reduce future income tax liabilities for up to 20 years. The income tax benefit generated from discontinued operations was approximately $4.9 million and approximately $12.6 million for the three and nine months ended October 31, 2021.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $54.0 million for the first nine months of fiscal year 2022, compared to cash provided by operating activities of approximately $50.4 million for the first nine months of fiscal year 2021. For the first nine months of fiscal year 2022, cash was provided by net income from continuing operations of approximately $26.8 million, adjusted for non-cash items of approximately $16.6 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $3.0 million in the first nine months of fiscal year 2022. A decrease in the balance of accounts receivable provided cash of approximately $3.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories remained relatively flat over the first nine months of fiscal year 2022. A decrease in the balance of other assets of approximately $0.6 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. A decrease in the balance of refundable income taxes of approximately $66,000 primarily relates to amounts currently payable on income from the first nine months of the fiscal year, offset by quarterly estimated tax payments. An increase in the balance of accounts payable provided cash of approximately $8.0 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $4.3 million.

Net cash provided by operating activities was approximately $50.4 million for the first nine months of fiscal year 2021. For the first nine months of fiscal year 2021, cash was provided by net income from continuing operations of approximately $30.9 million, adjusted for non-cash items of approximately $21.8 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock based compensation expense. We received dividends from Big River of approximately $1.5 million during the first nine months of fiscal year 2021. An increase in the balance of accounts receivable used cash of approximately $20.3 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen in addition to higher sales and pricing. Inventories decreased by approximately $7.7 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods. A decrease in the balance of other assets of approximately $1.9 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. An increase in the balance of refundable income taxes of approximately $0.3 million primarily relates to estimated federal and state income tax payments made during fiscal year 2021. An increase in the balance of accounts payable provided cash of approximately $10.9 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $2.8 million, which was primarily a result of operating lease payments. Discontinued operations used cash from operating activities of $6.4 million in fiscal year 2021.

At October 31, 2022, working capital was approximately $316.7 million, compared to approximately $294.7 million at January 31, 2022. The ratio of current assets to current liabilities was 6.5 to 1 at October 31, 2022 and 6.8 to 1 at January 31, 2022.

Cash of approximately $134.0 million was used in investing activities for the first nine months of fiscal year 2022, compared to approximately $10.4 million provided by investing activities during the first nine months of fiscal year 2021. During the first nine months of fiscal year 2022, we had capital expenditures of approximately $7.2 million, primarily for improvements at the One Earth and NuGen facilities. We expect capital expenditures to be in the range of approximately $5.0 million to $7.0 million for the fourth quarter of fiscal year 2022, primarily related to our carbon sequestration project. During the first nine months of fiscal year 2022, we purchased short-term U.S. Treasury Bills of approximately $307.4 million while U.S. Treasury Bills and certificates of deposit of approximately $180.5 million matured. The certificates of deposit and U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $10.4 million was provided by investing activities for the first nine months of fiscal year 2021. During the first nine months of fiscal year 2021, we had capital expenditures of approximately $4.2 million, primarily for improvements at the One Earth and NuGen facilities. During the first nine months of fiscal year 2021, we purchased certificates of deposit (classified as short-term investments) of approximately $67.4 million. During the first nine months of fiscal year 2021 certificates of deposit (classified as short-term investments) of approximately $82.0 million matured.

Cash of approximately $14.7 million was used in financing activities for the first nine months of fiscal year 2022, compared to approximately $7.9 million for the first nine months of fiscal year 2021. During the first nine months of fiscal year 2022, we used cash of approximately $13.0 million to purchase approximately 472,000 shares of our common stock in open market transactions. We also made payments of $1.7 million to noncontrolling interests holders.

Cash of approximately $7.9 million was used in financing activities from continuing operations in the first nine months of 2021 as we used cash of approximately $6.6 million to purchase approximately 252,000 shares of our common stock in open market transactions and we made payments of approximately $1.5 million to noncontrolling interests holders.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program, and given our current authorization level, can repurchase a total of approximately 877,000 shares at October 31, 2022. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts and exchange traded commodity futures contracts. Our exposure to market risk, which includes the impact of our risk management activities, is based on the estimated effect on pre-tax income for the twelve months following October 31, 2022 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	278,000	Gallons	$ 66,665
Corn	99,300	Bushels	$ 68,720
Distillers Grains	720	Tons	$ 13,617
Non-food grade Corn Oil	79,500	Pounds	$ 5,060
Natural Gas	7,400	MmBtu	$ 4,391

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

The following risk factors supplement and/or update risk factors previously disclosed on Form 10-K for the year ended January 31, 2022 and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Inflation has been running at historically higher rates and may reduce our profits.

Inflation has been running at historically higher rates which could lead to increased input and labor cost for the Company. If we are not able to increase our selling prices at the same rate, our increased costs may result in lower profits for the Company and the eventual inability to operate our plants profitably. Inflation may also make it more expensive for the Company to complete planned capital improvement and expansion projects.

The recently passed Inflation Reduction Act of 2022 may pose business challenges for the Company.

The law allows for opportunities for our industry to earn 45Q and 45Z tax credits. If we are not successful in our endeavors to earn those credits, our plants may become disadvantaged compared to our peers. The law also provides tax credits for the production and purchase of electric vehicles, which could impact the number of internal combustion engines sold in the future, which could reduce the demand for the ethanol produced by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s repurchase of its common stock since the beginning of the fiscal year:

Issuer Purchases of Equity Securities
(shares adjusted for August 5, 2022 3-for-1 stock split)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2022	-	$-	-	1,348,239
March 1-31, 2022	-	-	-	1,348,239
April 1-30, 2022	-	-	-	1,348,239
May 1-31, 2022	-	-	-	1,348,239
June 1-30, 2022	82,287	28.20	82,287	1,265,952
July 1-31, 2022	139,596	27.74	139,596	1,126,356
August 1-31, 2022	-	-	-	1,126,356
September 1-30, 2022	126,353	27.56	126,353	1,000,003
October 1-31, 2022	123,217	27.08	123,217	876,786
Total	471,453	$27.60	471,453	876,786

(1)	On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split adjusted). At October 31, 2022, a total of 876,786 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in iXBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) Notes to Consolidated Condensed Financial Statements.

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
40