Form 10-K
period 2023-01-31
REX AMERICAN RESOURCES Corp
filed 2023-03-30
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2023	COMMISSION FILE NO. 001-09097

REX AMERICAN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1095548 (I.R.S. Employer Identification No.)

7720 Paragon Road, Dayton, Ohio (Address of principal executive offices)	45459 (Zip Code)

Registrant’s telephone number, including area code (937) 276-3931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	REX	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previous issued financial statements. Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive offices during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

At the close of business on July 31, 2022, the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,124,645 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $493,699,933.

There were 17,390,019 shares of the registrant’s Common Stock outstanding as of March 29, 2023

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 15, 2023 are incorporated by reference into Part III of this Form 10-K.

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

General Overview

We reported net income attributable to REX common shareholders of $27.7 million in fiscal 2022 compared to approximately $52.4 million in fiscal 2021. Our ethanol business had reduced profits in fiscal 2022 compared to fiscal 2021 as a result of lower crush spreads in fiscal 2022. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $5.64 in July 2022 to a high of $8.18 in April 2022. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.99 in February 2022 to a high of $2.88 in June 2022.

The form and structure of our ethanol investments are tailored to the specific needs and goals of each project and the local farmer group or investor with whom we partner. We generally participate in the oversight of our projects through our membership on the board of managers of the limited liability companies that own the plants. We provide management oversight and direction with respect to most aspects of plant operations for our consolidated ethanol companies. We have equity investments in three entities engaged in the production of ethanol as of January 31, 2023. The following table is a summary of our ethanol entity ownership interests at January 31, 2023:

Entity	REX’s Current Ownership Interest
One Earth Energy, LLC	75.8%
NuGen Energy, LLC	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 691 millions gallons of ethanol over the twelve-month period ended January 31, 2023. REX’s effective ownership of gallons shipped, for the twelve-month period ended January 31, 2023, by the ethanol production facilities in which we have ownership interests was approximately 271 million gallons.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil and natural gas, and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy, foreign trade and international disruptions caused by wars or conflicts. Because the market prices of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains, soybean meal prices, and the results of federal policy decisions and trade negotiations), at times ethanol and distillers grains prices may not follow movements in corn prices. In an environment of higher corn prices or lower ethanol or distillers grains prices, the overall margin structure at the plants could be reduced. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

We expect our ethanol plants to produce approximately 2.9 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of grain processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by the realized yield) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain and natural gas purchase contracts, forward ethanol, distillers grains and non-food grade corn oil sale contracts, and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sales contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol prices. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, for approximately $12.0 million, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date and subsequently sold the facility. We began classifying this operation as discontinued operations in the third quarter of fiscal 2021.

Through our affiliate, One Earth Energy, LLC, we are in the exploratory stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which represents the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. We have applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”). In addition, we have signed a construction contract to capture, dehydrate, and compress carbon to a state suitable for sequestration for the One Earth Energy ethanol plant. We are currently working on an engineering design study for a short pipeline to deliver carbon from the ethanol plant to the sequestration site. Although we have made meaningful progress, we continue to complete documents required from various government agencies and obtain other approvals with no assurances of ultimate success. If successful, we believe we would qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”) and section 45Z of the Internal Revenue Code (“45Z”) as outlined in the Inflation Reduction Act.

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

According to the Renewable Fuels Association (“RFA”), the United States ethanol industry produced an estimated 15.4 billion gallons of ethanol in 2022, compared to 15.0 billion gallons in 2021. Approximately 1.4 billion gallons were exported from the United States in 2022. According to the RFA, the United States ethanol industry consists of 199 plants in 25 states with an annual capacity of approximately 17.9 billion gallons of ethanol production.

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

The EPA has proposed conventional renewable fuel volumes of 15.0 billion gallons for 2023 and 15.25 billion gallons for both 2024 and 2025. Additionally, the proposal for 2023 also restores the remaining 250 million gallons previously waived in 2016.

Under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to acquire and submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA has not granted any small refinery waivers for 2019-2022 and has continued that stance in the proposed volumes for 2023-2025. There remain multiple ongoing legal challenges on how the EPA has handled the small refinery waivers.

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

The anhydrous ethanol is then blended with a denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above-described process, the principal by-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed, which recovers a portion of the corn value not absorbed in ethanol production. Depending on market and operating conditions, we may also sell modified distillers grains, or wet distillers grains, by removing less liquid content compared to DDGS. We also generate revenues from the sale of non-food grade corn oil produced at our facilities. Non-food grade corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Most regular gasoline is produced using blendstock with an octane rating of 84, which is then increased to 87 (the minimum octane rating required in most states) by adding 10% ethanol according to the RFA. The industry is attempting to expand ethanol blending above the current 10% for most vehicles in use. The EPA has approved the use of 15% ethanol (“E-15”), which has an octane rating of 88, in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Previously, the EPA had not granted E-15 the same Reid vapor pressure (“RVP”) waiver as E-10 so it could only be sold from September 16 through May 31 for those vehicles in most markets. In May 2019, the EPA finalized regulatory changes to allow the same RVP waiver for E-15 for the summer months that it allows for E-10. However, in July 2021, the U.S. Court of Appeals for the D.C. Circuit overturned the EPA ruling and stated the EPA had exceeded its authority. Then in April 2022, the EPA issued an emergency waiver to allow the sale of E-15 through May 20, 2022, and ultimately extended the waiver multiple times to allow for E-15 to be used throughout the remainder of the 2022 summer months. Certain Midwest states petitioned the EPA to allow year round sales of E-15 in their states. On March 1, 2023, the EPA proposed a rule to allow this to occur in eight states beginning in 2024. A public comment period on the proposed rule will be open for 45 days.

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

Facilities

As of our fiscal year end, our consolidated ethanol entities owned a combined 1,342 acres of land and two facilities that shipped a combined quantity of approximately 266 million gallons of ethanol in fiscal year 2022. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio.

Human Capital Resources

The attraction, retention and development of employees is critical to our success. We accomplish these objectives through a variety of actions, including our competitive compensation policies, training initiatives and growth opportunities within our Company. At January 31, 2023, we had 122 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

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

According to the RFA, the ethanol industry grew from approximately 1.5 billion gallons of domestic annual ethanol production in 1999 to a peak of approximately 16.1 billion gallons in 2018. In 2022 and 2021, the industry produced approximately 15.4 and 15.0 billion gallons, respectively, with the reduction from the peak year reflecting industry conditions and reduced demand. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

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

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, foreign production, the value of the U.S. dollar, and general domestic and foreign economic, market and regulatory factors, including, but not limited to, the impacts from the Russian-Ukraine conflict. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the production and/or supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants, to include intermittent production slowdowns or stoppages. Increasing domestic ethanol production could boost the demand for corn and result in increased corn prices. International demand for corn could also result in higher corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economic terms due to regional supply shortages, transportation issues, delays in farmer marketing decisions or unfavorable local pricing. The corn harvest near our NuGen facility for 2022 was negatively impacted by dry weather and we expect will impact the supply of corn until the 2023 harvest. Such a shortage or price impact could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

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

In an attempt to partially offset the impact of volatility of commodity prices, we enter into: i) forward contracts to sell a portion of our ethanol, distillers grains, and non-food grade corn oil production and to purchase a portion of our corn and natural gas requirements and; ii) commodity futures and swap agreements. The financial impact of these risk management activities is dependent upon, among other items, the prices involved and our ability to receive or deliver the commodities involved. Risk management activities can result in financial loss when positions are purchased in a declining market or when positions are sold in an increasing market. In addition, we may not be able to match the appropriate quantity of corn contracts with quantities of ethanol, distillers grains and non-food grade corn oil contracts. Further, our results may be impacted by a mismatch of gains or losses associated with the positions during a reporting period when the physical commodity purchase or sale has not yet occurred. We vary the amount and type of risk management techniques we utilize, and we may choose not to engage in any risk management activities. Should we fail to properly manage the inherent volatility of commodity prices, our results of operations and financial condition may be adversely affected.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that our ethanol plants use in their manufacturing process.

Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed as fuel in the production process. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond the ethanol plants’ control, such as weather conditions, overall economic conditions, governmental regulation and foreign and domestic relations, including, but not limited to, the impacts from the Russian-Ukraine conflict. Significant disruptions in the supply of natural gas could impair or completely prevent the ethanol plants’ ability to economically manufacture ethanol for their customers. Furthermore, increases in natural gas prices may adversely affect results of operations and financial position at our ethanol plants.

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

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are made. Historically, sales prices for distillers grains have tracked along with the price of corn. However, there have been instances when the price increase for distillers grains has lagged increases in corn prices.

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

According to the RFA, domestic ethanol production capacity is approximately 17.9 billion gallons per year. Under RFS II, there were mandated volumes through 2022 for conventional and advanced biofuels. After 2022, RFS volumes are to be determined by the EPA in coordination with the Secretaries of Energy and Agriculture. The EPA has proposed conventional renewable fuel volumes of 15.0 billion gallons for 2023 and 15.25 billion gallons for 2024 and 2025. In addition, the proposal for 2023 also restores the remaining 250 million gallons previously waived in 2016. The implied excess capacity over the EPA proposed volumes could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The United States exported approximately 1.4 billion gallons of ethanol in 2022, up from approximately 1.2 and approximately 1.3 billion gallons in 2021 and 2020, respectively. In 2022 and 2021, approximately 11.4 and 11.6 million metric tons, respectively, of distillers grains were exported, which represented approximately 34% and 36%, respectively, of U.S production. If producers and exporters of ethanol and distillers grains are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export these products. The industry has experienced various trade policy disputes, tariffs and investigations in foreign countries that have adversely impacted the international demand for our products. Reduced international demand could lead to further oversupply and reduce pricing.

Future demand for ethanol is uncertain and changes in overall consumer demand for transportation fuel could affect demand.

There are limited markets for ethanol other than what is federally mandated. Increased consumer acceptance of E15 and E85 fuel is likely necessary in order for ethanol to achieve significant market share growth beyond federal mandate levels.

Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles. Most automobile manufacturers have made varying levels of commitments to phase out internal combustion engine production, such as General Motors with a target date of 2035 to phase out the production of gasoline and diesel-powered vehicles and Nissan targeting the early 2030s to convert their entire fleet to electric vehicles. There also have been pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California, which several states are imitating. If realized, these bans would accelerate the decline of liquid fuel demand and by extension demand for ethanol, biodiesel and renewable diesel. Recent federal legislation seeks to address the ever-increasing demand for electric vehicle infrastructure. Reduced demand for ethanol could cause our results of operations to be materially impacted.

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

We may not successfully develop our planned carbon sequestration facility near the One Earth Energy ethanol plant.

The Company has committed significant time and resources towards a carbon sequestration project near the One Earth Energy ethanol plant. The completion of this project requires numerous government and landowner approvals. If we are not successful in obtaining all these approvals, we may not be able to complete this project and could result in a write off of our commitments and investments.

If we are not successful on this project, our ethanol plant could be at a disadvantage in the industry as our inability to sequester our carbon could result in a higher carbon intensity (CI) score than our competitors if they are able to sequester their carbon. If we are unable to reduce our CI score, we may not be able to participate in the state and federal clean fuel programs, including federal tax credits outlined in the Inflation Reduction Act.

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

The EPA has proposed conventional renewable fuel volumes of 15.0 billion gallons for 2023 and 15.25 billion gallons for both 2024 and 2025. Additionally, the proposal for 2023 also restores the remaining 250 million gallons previously waived in 2016.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. As a result of fluctuations in RINs pricing, certain obligated parties have petitioned the EPA and filed court actions to change the point of obligation or to seek relief from their obligation. The EPA granted 88 total Small Refinery Exemptions (“SREs”) for 2016 through 2018 totaling approximately 4.3 billion gallons. This action led to reduced values for RINs, and further action could decrease RIN values and ethanol pricing.

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

Flexible fuel vehicles (“FFVs”) receive preferential treatment in meeting federally mandated corporate average fuel economy (“CAFE”) standards for automobiles manufactured by car makers. High blend ethanol fuels such as E-85 result in lower fuel efficiencies. Absent the CAFE preferences, car makers would not likely build flexible-fuel vehicles. In recent years, automobile manufactures have backtracked in the production of FFVs for the U.S. Any change in CAFE preferences could reduce the growth of E-85 markets and result in lower ethanol prices.

Unfavorable changes in legislation or regulations could materially and adversely affect our results of operations and financial position.

The inability to generate or obtain RINs could adversely affect our operating results.

Virtually all our ethanol is sold with RINs that are used by customers to comply with RFS II. If our production does not meet EPA requirements for RIN generation, as an efficient producer, in the future, we would have to purchase RINs in the open market or sell our ethanol at substantially lower prices to adjust for the absence of RINs. The price of RINs varies based on many factors and cannot be predicted. Failure to obtain sufficient RINs or reliance on invalid RINs could subject us to fines and penalties imposed by the EPA.

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

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide (a greenhouse gas). In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program. We believe our plants are grandfathered up to certain operating capacity, but plant expansion requires us to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. To further expand our plant capacity, we may be required to obtain additional permits, install advanced technology equipment, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations with respect to emissions of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a negative impact on our financial performance. We also face the risk of ethanol production above our grandfathered capacity not qualifying for RINs if the plants do not meet certain emission requirements.

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

In an effort to contain the spread of this virus, there were various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. The above actions led to reduced demand for ethanol. Although most restrictions have been lifted, if in the future the virus continues to mutate or other viruses surface, it could lead to prolonged production stoppages at our ethanol plants and could result in an adverse material impact on the results of operations and on our financial position. We idled our NuGen and One Earth ethanol plants for portions of fiscal year 2020, largely due to the impact of the pandemic.

Our business is not diversified.

Our financial results depend heavily on our ability to operate our ethanol plants profitably. Our lack of diversification could have a material negative impact on our results of operations, financial position and future cash flows should our ethanol plants operate unprofitably.

We may not be able to meet commitments to produce and sell ethanol.

We may, at times, sell our products with forward contracts. If we are unable to produce the products due to economic conditions, business interruption, or other factors, we may incur additional costs or have to obtain commodities at unfavorable prices to meet our contractual commitments. This could have a material adverse effect on our results of operations.

We may not be able to meet commitments to purchase commodities.

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

An estimated 34% of distillers grains produced in the United States were exported in 2022. The price of distillers grains has benefitted from the exports of the product. In recent years, certain countries have refused to import U.S. distillers grains for a variety of reasons. If export shipments are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

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

There is a risk of foreign competition in the ethanol industry. Brazil is presently the second largest producer of ethanol in the world. Brazil’s ethanol production is sugarcane based, and, depending on feedstock prices, may be cheaper to produce than corn-derived ethanol. Under the RFS, certain parties were obligated to meet an advanced biofuel standard. In recent years, sugarcane-based ethanol imported from Brazil has been one of the most economical means for obligated parties to comply with this standard.

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

We rely heavily on information technology systems across our operations, including for management of inventory, purchase orders, production, invoices, shipping, accounting and various other processes and transactions. Our ability to effectively manage our business, coordinate the production, distribution and sale of our products and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of these systems. While we have taken appropriate precautions to protect our systems, and to date, we have not experienced any material adverse events related to a security breach or cyber-attack, the failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems through a cyber-attack or otherwise could cause delays and/or interruptions in plant operations, product sales, reduced efficiency of our operations and delays in reporting our financial results. Significant capital investments could be required to remediate any such problem. Security breaches of employee information or other confidential or proprietary data could also adversely impact our reputation and could result in litigation against us or the imposition of penalties.

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

We ship much of our products and receive a portion of our corn via rail, which involves risks involving potential regulatory changes that could adversely affect our cash flows and operating results.

A large portion of our ethanol and distillers grains sales are shipped via rail. In addition, we receive some corn via rail. Given the notoriety of recent major train derailments, it is possible that additional regulations could be enacted. Any changes to existing laws and regulations, or new laws and regulations, including voluntary measures taken by the rail industry, could result in higher shipping costs, or new requirements for the design, construction or operation of tank cars that transport hazard materials, such as ethanol. In addition, any derailments involving our products could result in legal claims being brought against us that could involve significant liabilities.

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

Our ability to claim tax credits under IRC Section 45 depends upon our refined coal operation satisfying certain conditions set forth in IRC Section 45. The IRS could ultimately determine that our refined coal facility and/or its operations did not satisfy the conditions set forth in IRC Section 45. This operation is currently under audit by the IRS and if we were to lose these tax credits, it could have a material impact on our results of operations.

Our refined coal operation and its by-products may result in environmental and product liability claims and environmental compliance costs.

The construction and operation of refined coal operations were subject to Federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Such laws and regulations also impose liability, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise involved in, the release or threatened release of hazardous substances into the environment. Such hazardous substances could be released as a result of burning refined coal in a number of ways, including air emissions, wastewater, and by-products such as fly ash. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. We may be exposed to the risk of becoming liable for environmental damage we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with the use of refined coal.

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

We used patented technology.

As part of the operations, we paid a license fee for patented technology. If our third-party operator is subject to patent infringement claims, we may incur legal fees to defend our position and be subject to additional costs and fees.

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

Global climate change continues to receive significant attention from the public and the scientific community concerning the impacts from human activity, particularly the impact of greenhouse gas emissions, such as those from carbon dioxide and methane. The current federal administration’s focus on environmental issues has added pressure to take action domestically where there was already a heavier focus internationally. International, national, and local regulations are likely to increase in the coming years. Added requirements to reduce greenhouse gas emissions may increase our production costs. In addition, legislation promoting alternatives to combustion engine vehicles could reduce the demand for our products.

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

Incremental to legislative and regulatory pressure, institutional investors have continued to adopt environmental, social and governance guidelines (ESG). Some investors, including certain public and private fund management firms, pension funds, university endowments and family offices, have in recent years, begun adding stated policies to reduce or eliminate fossil fuel equities and encouraging additional consideration of ESG practices in a manner that could negatively impact our stock price. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

Federal, state and local jurisdictions may challenge our tax return positions.

We use significant judgments, estimates and interpretation and application of complex tax laws in preparing the tax returns we file, and the positions contained therein. We believe that our tax return positions are fully supportable. However, certain positions may be successfully challenged by federal, state and local jurisdictions. We are currently undergoing a federal income examination related to tax credits claimed for the years ended January 31, 2015 through 2020. This could result in material additional income tax payments we would have to make and higher income tax expense in future periods.

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

Information About Our Executive Officers

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	68	Executive Chairman of the Board*
Zafar Rizvi	73	Chief Executive Officer and President*
Douglas Bruggeman	62	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	73	Secretary*

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

As of March 29, 2023, there were 71 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

The Company has no history of paying cash dividends on our common stock.

Issuer Purchases of Equity Securities

On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split-adjusted). At January 31, 2023, a total of 876,786 shares remained available to purchase under this authorization.

There were no share repurchases in the fourth quarter of fiscal year 2022.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of Alto Ingredients, Inc. and Green Plains, Inc. for the period commencing January 31, 2018 and ended January 31, 2023. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2018 and reinvestment of all dividends.

Item 6.	[Reserved]
23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, non-food grade corn oil, and natural gas, and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy, foreign trade and international disruptions caused by wars or conflicts. Because the market price of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains, soybean meal prices, and the results of federal policy decisions and trade negotiations can impact ethanol and distillers grains prices), at times ethanol and distillers grains prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

We expect our ethanol plants to produce approximately 2.9 gallons of denatured ethanol for each bushel of grain processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of grain processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of grain (divided by the realized yield) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward grain and natural gas purchase contracts, forward ethanol, distillers grains and non-food grade corn oil sale contracts and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sales contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts and swaps, in conjunction with certain of our grain procurement and commodity marketing activities.

We reported net income attributable to REX common shareholders of $27.7 million in fiscal 2022 compared to approximately $52.4 million in fiscal 2021. Our ethanol business had reduced profits in fiscal 2022 compared to fiscal 2021 as a result of lower crush spreads in fiscal 2022. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $5.64 in July 2022 to a high of $8.18 in April 2022. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.99 in February 2022 to a high of $2.88 in June 2022.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date and subsequently sold the facility. We began classifying this operation as discontinued operations in the third quarter of fiscal 2021.

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the exploratory stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which represents the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. We have applied for a Class VI injection well permit for three wells with the EPA.

In addition, we have signed a construction contract to capture, dehydrate, and compress carbon to a state suitable for sequestration for the One Earth Energy ethanol plant. We are currently working on an engineering Design study for a short pipeline to deliver carbon from the ethanol plant to the sequestration site. Although we have made meaningful progress, we continue to complete documents required from various government agencies and obtain other approvals with no assurances of ultimate success.

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

Ethanol Investments

In fiscal year 2006, we entered the ethanol industry by investing in several entities organized to construct and subsequently operate, ethanol producing plants. We are invested in three entities as of January 31, 2023, utilizing equity investments.

The following table is a summary of our ethanol entity ownership interests at January 31, 2023:

Entity	REX’s Current Ownership Interest
One Earth Energy, LLC	75.8%
NuGen Energy, LLC	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 691 millions gallons of ethanol over the twelve-month period ended January 31, 2023. REX’s effective ownership of gallons shipped, for the twelve-month period ended January 31, 2023, by the ethanol production facilities in which we have ownership interests was approximately 271 million gallons.

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty on the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit renewable identification numbers (“RINs”) for the oil they process. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons.

On December 1, 2022, the EPA issued proposed Renewable Fuel Standard volume obligations for calendar years 2023-2025. The proposed volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 and 15.25 billion gallons each for 2024 and 2025. They also proposed an additional 250 million gallon supplemental obligation for 2023 to make good on the shortfall from the 2016 compliance year.

The USDA reported United States corn harvest in 2022 was 13.7 billion bushels, a decrease of 9% from the prior year. The 2022 corn harvest near the NuGen Energy, LLC ethanol plant was below average for that area, which has lead to increased corn cost and lower supply for that plant.

Due to the Russian-Ukraine conflict, corn and natural gas supplies worldwide have been adversely affected, which has contributed to volatility in the prices for both commodities and has impacted corn availability in the United States.

The recently enacted Inflation Reduction Act of 2022 will likely impact our business by creating a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code (“45Z”), that would be dependent on the level of greenhouse gas emissions reduction for each gallon of ethanol produced and sold, available for years 2025 to 2027. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q of the Internal Revenue Code (“45Q”). Taxpayers may elect to be treated as making a payment against tax for 100% of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts include (a) extending the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creating a new tax credit for sustainable aviation fuel; (c) funding biofuel refueling infrastructure which could impact the availability of higher level ethanol blended fuel; and (d) providing for production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

Should these trends and uncertainties continue, our future operating results could be impacted.

Results of Operations

The following table summarizes our results from operations (amounts in thousands):

	Fiscal Year
	2022	2021

Net sales and revenue	$855,000	$774,802
Cost of sales	800,269	677,242
Gross profit	$54,731	$97,560

Income before income taxes	$47,479	$75,838

Provision for income taxes	$(9,542)	$(19,031)

Net income attributable to REX common shareholders (continuing operations)	$27,697	$47,572

Net income attributable to REX common shareholders (discontinued operations)	$-	$4,792
27

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Fiscal Year
	2022	2021

Ethanol	$649,501	$613,597
Dried distillers grains	139,118	125,009
Non-food grade corn oil	55,595	38,852
Modified distillers grains	11,579	9,104
Derivative financial instruments losses	(1,024)	(12,109)
Other	231	349
Total, continuing operations	$855,000	$774,802

Refined coal (discontinued operations) [1]	$-	$400

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the same customer to which the processed refined coal was sold.

The following table summarizes selected operating data:

	Fiscal Year
	2022	2021

Average selling price per gallon of ethanol (net of hedging)	$2.44	$2.21
Gallons of ethanol sold (in millions)	265.8	277.8
Average selling price per ton of dried distillers grains	$232.98	$197.86
Tons of dried distillers grains sold	597,126	631,818
Average selling price per pound of non-food grade corn oil	$0.71	$0.50
Pounds of non-food grade corn oil sold (in millions)	77.8	77.2
Average selling price per ton of modified distillers grains	$123.66	$85.19
Tons of modified distillers grains sold	93,637	106,864
Average cost per bushel of grain	$7.24	$5.99
Average cost of natural gas (per MmBtu)	$6.66	$4.27

Comparison of Fiscal Years 2022 and 2021 (Consolidated Results)

Continuing Operations

Net Sales and Revenue – Net sales and revenue in fiscal year 2022 increased approximately 10% compared to fiscal year 2021. Quantities sold at our consolidated plants during fiscal year 2022 did not change significantly from fiscal year 2021. Stronger commodity pricing in fiscal year 2022 contributed to the increase in sales between the two fiscal years.

Ethanol sales increased in fiscal year 2022 compared to fiscal year 2021 as the average price per gallon increased 10%, offset partially by a decrease in gallons sold of 4%. The increase in ethanol selling price resulted primarily from an increase in commodity prices.

Dried distillers grains sales increased 11% in fiscal year 2022 compared to fiscal year 2021 as the average price per ton sold increased 18%, offset by a decrease in tons sold of 5%. The increase in the dried distillers grains selling price resulted primarily from an increase in corn prices as dried distillers grains prices often correlate with corn pricing.

Non-food grade corn oil sales increased 43% in fiscal year 2022 compared to fiscal year 2021 as the average selling price per pound increased approximately 42%. The increase in the non-food grade corn oil selling price resulted primarily from an increase in demand from the biodiesel industry.

Modified distillers grains sales increased 27% in fiscal year 2022 compared to fiscal year 2021 as the average selling price per ton increased 45%, offset partially by a 12% decrease in the number of tons sold. The increase in the modified distillers grains selling price resulted primarily from an increase in corn prices as distillers grain pricing often correlates with corn pricing.

Losses on derivative financial instruments were approximately $1.0 million during fiscal year 2022, compared to $12.1 million in fiscal year 2021. The decrease in losses on derivative financial instruments resulted primarily from a decrease in activity by the Company within the ethanol derivatives market during 2022.

Gross Profit – Gross profit for fiscal year 2022 decreased approximately $ 42.8 million, or 43.9%, over fiscal year 2021. Gross profit in fiscal year 2022 was 6.4% of net sales and revenue, versus approximately 12.6% of net sales and revenue in fiscal year 2021. The primary contributor to the decrease in gross profit was the decreased crush spread and higher natural gas prices. The crush spread for fiscal year 2022 was approximately $0.02 per gallon of ethanol sold compared to approximately $0.16 per gallon of ethanol sold during fiscal year 2021. Given the inherent volatility in ethanol, distillers grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers grains, non-food grade corn oil and grain prices in future periods will be consistent with prices in historical periods.

Grain accounted for approximately 83% ($667.4 million) of our cost of sales during fiscal year 2022 compared to approximately 84% ($568.9 million) during fiscal year 2021. Natural gas accounted for approximately 6% ($47.4 million) of our cost of sales during fiscal year 2022 compared to approximately 4% ($29.4 million) during fiscal year 2021. Both the grain and natural gas dollar increases were primarily attributable to an increase in the cost per unit.

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

Selling, General and Administrative (“SG&A”) Expenses – SG&A expenses for fiscal year 2022 were approximately $29.0 million (3.4% of net sales and revenue), an increase of approximately $0.5 million or 2% from approximately $28.5 million (3.7% of net sales and revenue) for fiscal year 2021. The increase was due, in part, to higher incentive compensation associated with the new restricted stock units issued in May 2022, as well as an increase in professional fees. These increases were partially offset by a decrease in outbound freight expense as fewer sales contracts provided for shipping to be paid by us compared to fiscal year 2021, as well as a decrease in rail car lease expense.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2022 and 2021, we recognized income of approximately $8.7 million and $6.6 million, respectively, from our equity investment in Big River Resources, LLC (“Big River”). During the second quarter of 2022, COVID-19 relief grants from the USDA received by Big River contributed $1.6 million to the increase in income we recognized in 2022. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.0 million gallons of ethanol shipped in the trailing twelve months ended January 31, 2023.

We expect the operating experience of Big River to be generally consistent with the trends in crush spread margins described in the “Overview” section as Big River’s results are dependent on the same key drivers as our other ethanol investments (ethanol, corn, dried distillers grains and natural gas pricing).

Interest and Other Income – Interest and other income for fiscal year 2022 was approximately $13.0 million compared to approximately $0.1 million for fiscal year 2021. During the second quarter of 2022, the Company’s consolidated plants received COVID-19 relief grants from the USDA totaling approximately $7.8 million based on reduced production in 2020. The remaining increase is primarily due to an increase in interest income as yields on our excess cash increased during fiscal year 2022 compared to fiscal year 2021.

Income from Continuing Operations Before Income Taxes – As a result of the foregoing, income from continuing operations before income taxes was approximately $47.5 million for fiscal year 2022 versus approximately $75.8 million for fiscal year 2021.

Provision for Income Taxes – Our effective tax rate was a provision of 20.1% and 25.1% for fiscal years 2022 and 2021, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss before income taxes and noncontrolling interests. However, we only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss. During fiscal years 2022 and 2021, our effective tax rate decreased 5.4% (approximately $2.5 million) and 6.8% (approximately $5.2 million), respectively, from the statutory rate, as a result of research and experimentation credits from our ethanol plants. The amount of these credits earned in future periods will vary depending on the level of qualifying research expenditures at our ethanol plants and changes in tax law. The provision for uncertain tax positions increased our effective tax rate 4.8% (approximately $2.3 million) and 10.9% (approximately $8.3 million) in fiscal year 2022 and 2021, respectively, from the statutory rate.

Net Income from Continuing Operations – As a result of the foregoing, net income from continuing operations was approximately $37.9 million for fiscal year 2022 versus approximately $56.8 million for fiscal year 2021.

Noncontrolling Interests (continuing operations) – Income attributable to noncontrolling interests (continuing operations) was approximately $10.2 million and $9.2 million during fiscal years 2022 and 2021, respectively, and represents the other owners’ share of the income of NuGen and One Earth.

Net Income Attributable to REX Common Shareholders (continuing operations) – As a result of the foregoing, net income attributable to REX common shareholders (continuing operations) was approximately $27.7 million for fiscal year 2022 compared to $47.6 million for fiscal year 2021.

Discontinued Operations

The Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation beginning November 18, 2021. Beginning in the third quarter of fiscal year 2021, the results of the operation of the refined coal business have been recognized as discontinued operations. The refined coal business operated at a pre-tax loss but generated tax credits that normally exceeded the operating loss. There was no activity related to the discontinued operations in fiscal year 2022.

Gross loss was approximately $8.2 million in fiscal year 2021. The benefit for income taxes was approximately $13.3 million This amount includes the benefit of Section 45 production tax credits and a benefit related to operating loss before income taxes. Loss related to noncontrolling interests was approximately $0.4 million during fiscal year 2021. This amount represents the other owner’s share of the pre-tax loss of refined coal operations. Net income attributable to REX common shareholders from discontinued operations, net of tax, for fiscal year 2021 was approximately $4.8 million.

Net Income

As a result of the foregoing, including results from both continuing and discontinued operations, net income attributable to REX common shareholders was approximately $27.7 million and approximately $52.4 million for fiscal years 2022 and 2021, respectively.

Comparison of Fiscal Years 2021 and 2020

See “Item 7 Management’s discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2022.

Liquidity and Capital Resources

Our primary sources of cash have been income from operations. Our primary uses of cash have been capital expenditures at our ethanol plants, stock repurchases, payments to noncontrolling interests holders and, in prior years, contributions to fund refined coal operating losses.

Outlook – Our cash and short-term investments balance of approximately $280.9 million at January 31, 2023 included approximately $238.8 million held by One Earth and NuGen. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. One Earth Energy is currently working on a carbon sequestration project and is expected to have related capital expenditure needs. We expect our equity method investee to limit the payment of dividends based upon working capital and capital expenditure needs.

We are investigating various uses of our excess cash. We have a stock buyback program with an authorization level of an additional approximately 877,000 shares at January 31, 2023. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

Depending on progress made on our carbon sequestration project, we expect capital expenditures to be in the range of approximately $60 million to $70 million in fiscal year 2023 for various expansion and CI score reduction projects at our consolidated ethanol plants. However, actual capital expenditures could vary from this range for unexpected expenditures as our plants continue to age or potential projects materialize. We expect to fund these capital expenditures with available cash at our ethanol plant subsidiaries.

Operating Activities – Net cash provided by operating activities was approximately $54.8 million for fiscal year 2022 compared to approximately $91.7 million in fiscal year 2021. During fiscal year 2022, operating cash flow was provided by net income from continuing operations of approximately $37.9 million and adjustments of approximately $14.6 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock-based compensation expense, income from equity method investments, interest income from investments, and the deferred income tax provision. Big River paid dividends to REX of approximately $6.3 million during fiscal year 2022. Accounts receivable decreased approximately $0.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $6.5 million, primarily a result of larger quantities of work-in-process materials and higher per unit costs at January 31, 2023. Prepaid expenses and other assets increased approximately $0.5 million, primarily a result of an increase in spare parts of approximately $1.1 million and in prepaid insurance of $0.3 million, offset by a decrease in the fair values of forward purchase contracts of $0.9 million. Accounts payable increased approximately $1.5 million, primarily a result of the timing of inventory receipts and vendor payments. Refundable income taxes decreased $3.7 million as a result of the timing of estimated tax payments. Accrued expenses and other liabilities decreased approximately $2.8 million, which was primarily a result of operating lease payments of approximately $5.0 million partially offset by an increase in accrued income taxes of approximately $2.0 million.

Net cash provided by operating activities was approximately $91.7 million for fiscal year 2021. During fiscal year 2021, operating cash flow was provided by net income from continuing operations of approximately $56.8 million and adjustments of approximately $31.4 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock-based compensation expense, income from equity method investments, interest income from investments, and the deferred income tax provision. Big River paid dividends to REX of approximately $5.5 million during fiscal year 2021. Accounts receivable increased approximately $6.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $4.8 million, primarily a result of larger quantities of raw materials and higher per unit costs at January 31, 2022. Prepaid expenses and other assets decreased approximately $0.2 million, primarily a result of a slight change in fair values of forward purchase contracts. Accounts payable increased approximately $16.0 million, primarily a result of the timing of inventory receipts and vendor payments. Refundable income taxes increased $1.1 million as a result of the timing of estimated tax payments. Accrued expenses and other liabilities increased approximately $0.5 million, which was primarily a result of higher incentive compensation in fiscal year 2021, offset partially by operating lease payments made. Discontinued operations used cash of $6.7 million in fiscal year 2021.

Investing Activities – Net cash used in investing activities was approximately $198.5 million during fiscal year 2022 compared to net cash provided by investing activities of approximately $5.3 million during fiscal year 2021. Capital expenditures in fiscal year 2022 totaled approximately $15.6 million, the majority of which were various projects at One Earth’s and NuGen’s ethanol plants, including approximately $10.6 million related to the carbon sequestration project near the One Earth Energy ethanol plant. During fiscal year 2022, we used cash of approximately $399.4 million for purchases of short-term investments and received cash of approximately $216.7 million related to maturities of these investments as certain of these investments remained outstanding at January 31, 2023.

Net cash provided by investing activities was approximately $5.3 million during fiscal year 2021. Capital expenditures in fiscal year 2021 totaled approximately $5.1 million, the majority of which were various projects at One Earth’s and NuGen’s ethanol plants. During fiscal year 2021, we used cash of approximately $88.9 million for purchases of short-term investments and received cash of approximately $99.3 million related to maturities of these investments.

Financing Activities – Net cash used in financing activities was approximately $17.0 million during fiscal year 2022 compared to approximately $11.1 million for fiscal year 2021. During fiscal year 2022, we purchased approximately 471,000 shares of our common stock for approximately $13.0 million in open market transactions. During fiscal year 2022, we used cash of approximately $4.0 million to purchase shares from and pay dividends to noncontrolling members of the entities that own One Earth’s and NuGen’s ethanol plants.

Net cash used in financing activities was approximately $11.1 million during fiscal year 2021. During fiscal year 2021, we purchased approximately 252,000 shares of our common stock for approximately $6.6 million in open market transactions. During fiscal year 2021, we used cash of approximately $4.8 million to purchase shares from and pay dividends to noncontrolling members of the entities that own One Earth’s and NuGen’s ethanol plants. During fiscal year 2021, we received approximately $0.3 million in capital contributions from the minority investor in the refined coal business which is now classified as discontinued operations.

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

Approximately 2.6% of our net assets are restricted pursuant to the terms of various loan agreements of our equity method investee as of January 31, 2023. None of our consolidated subsidiaries or the parent company has restricted net assets at January 31, 2023.

Contractual Obligations and Commitments

In the ordinary course of business, we enter into agreements under which we are legally obligated to make future cash payments. These agreements include obligations related to purchasing inventory and natural gas and leasing rail cars. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of January 31, 2023 totaled $17.0 million, with $5.6 million payable in the next twelve months. Refer to Note 7 – Leases included in the notes to consolidated financial statements for more information. As of January 31, 2023, we had contracted future purchases of grain, natural gas, natural gas pipeline lease and other contracts for capital expenditures at our ethanol plants valued at approximately $87.7 million, with $75.1 payable in the next twelve months. Refer to Note 11 – Commitments included in the notes to consolidated financial statements for more information.

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

Impairment of Long-Lived Assets – We review our long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, we will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. We recorded no impairment charges in fiscal years 2022, 2021, and 2020. During fiscal year 2020, we concluded the impact of the COVID-19 pandemic on our industry and our operating results was an indicator that impairment may exist related to certain of our long-lived assets. As a result, we performed a recoverability test for the One Earth and NuGen asset groups (the lowest level at which related cash flows can be identified) and determined that there was no impairment as the gross undiscounted future cash flows substantially exceeded the respective carrying values.

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

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2023, One Earth and NuGen combined had purchase commitments for approximately 18.0 million bushels of corn, the principal raw material for their ethanol plants. At January 31, 2023, One Earth and NuGen combined had purchase commitments for approximately 2.7 million MmBtu of natural gas. At January 31, 2023, One Earth and NuGen had combined sales commitments for approximately 46.5 million gallons of ethanol, 101,000 tons of distillers grains and 9.9 million pounds of non-food grade corn oil. Not all of our commitments are at fixed price. Our exposures to market risk, which include the impact of our risk management activities, are based on the estimated effect on pre-tax income starting on January 31, 2023, are as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	284,000	Gallons	$60,787
Corn	101,429	Bushels	$68,587
Distillers Grains	730	Tons	$14,581
Non-food grade Corn Oil	82,435	Pounds	$5,200
Natural Gas	7,400	MmBtu	$2,067
35

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
ASSETS	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$69,612	$229,846
Short-term investments	211,331	25,877
Restricted cash	1,735	2,222
Accounts receivable	25,162	25,821
Inventory	48,744	42,225
Refundable income taxes	2,962	6,677
Prepaid expenses and other	13,098	12,499
Total current assets	372,644	345,167
Property and equipment - net	135,497	137,554
Operating lease right-of-use assets	15,214	11,221
Other assets	23,179	25,853
Equity method investments	33,045	30,566
TOTAL ASSETS	$579,579	$550,361

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade (includes $1.5 million and $0.5 million with related parties at January 31, 2023 and 2022, respectively)	$34,091	$32,266
Current operating lease liabilities	5,180	4,600
Accrued expenses and other current liabilities	15,328	13,617
Total current liabilities	54,599	50,483
LONG-TERM LIABILITIES:
Deferred taxes	1,097	3,132
Long-term operating lease liabilities	9,855	6,390
Other long-term liabilities	3,034	2,794
Total long-term liabilities	13,986	12,316
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
EQUITY:
REX shareholders’ equity:
Common stock, 45,000 shares authorized, 29,853 shares issued at par	299	299
Paid in capital	578	-
Retained earnings	640,826	611,607
Treasury stock, 12,463 and 12,092 shares, respectively	(193,721)	(181,114)
Total REX shareholders’ equity	447,982	430,792
Noncontrolling interests	63,012	56,770
Total equity	510,994	487,562
TOTAL LIABILITIES AND EQUITY	$579,579	$550,361

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2023	2022	2021
Net sales and revenue	$855,000	$774,802	$372,664
Cost of sales (includes $135.4 million, $90.2 million and $54.8 million with related parties for the years ended January 31, 2023, 2022 and 2021, respectively)	800,269	677,242	353,131

Gross profit	54,731	97,560	19,533

Selling, general and administrative expenses	(28,956)	(28,476)	(17,639)
Equity in income of unconsolidated affiliates	8,745	6,624	500
Interest and other income, net	12,959	130	1,818

Income before income taxes	47,479	75,838	4,212
(Provision) benefit for income taxes	(9,542)	(19,031)	546

Net income from continuing operations	37,937	56,807	4,758
Net income attributable to noncontrolling interests (continuing operations)	(10,240)	(9,235)	(2,878)
Net income attributable to REX common shareholders (continuing operations)	27,697	47,572	1,880

Net income from discontinued operations, net of tax (includes expense of $0.3 million and $(0.2) million with related parties for the years ended January 31, 2022 and 2021, respectively.	-	4,395	860
Net loss attributable to noncontrolling interests (discontinued operations)	-	397	261
Net income attributable to REX common shareholders (discontinued operations)	-	4,792	1,121

Net income attributable to REX common shareholders	$27,697	$52,364	$3,001

Weighted average shares outstanding – basic and diluted	17,638	17,946	18,502

Basic and diluted net income per share from continuing operations attributable to REX common shareholders	$1.57	$2.65	$0.10
Basic and diluted net income per share from discontinued operations attributable to REX common shareholders	-	0.27	0.06
Basic and diluted net income per share attributable to REX common shareholders	$1.57	$2.92	$0.16

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2023, 2022 AND 2021

(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 31, 2020	29,853	$299	10,973	$(154,989)		$555,697	$52,599	$453,606

Net income						3,001	2,617	5,618

Capital contributions							112	112
Treasury stock acquired			949	(19,629)				(19,629)

Noncontrolling interests distribution and other							(2,928)	(2,928)

Issuance of equity awards and stock based compensation expense	-	-	(45)	83	-	321	-	404

Balance at January 31, 2021	29,853	299	11,877	(174,535)	-	559,019	52,400	437,183

Net income						52,364	8,838	61,202

Capital contributions							304	304

Treasury stock acquired			252	(6,627)				(6,627)

Noncontrolling interests distribution and other							(4,772)	(4,772)

Issuance of equity awards and stock based compensation expense	-	-	(37)	48	-	224	-	272

Balance at January 31, 2022	29,853	299	12,092	(181,114)	-	611,607	56,770	487,562

Net income						27,697	10,240	37,937

Treasury stock acquired			472	(13,012)				(13,012)

Noncontrolling interests distribution and other							(3,998)	(3,998)

Issuance of equity awards and stock based compensation expense	-	-	(101)	405	578	1,522	-	2,505

Balance at January 31, 2023	29,853	$299	12,463	$(193,721)	$578	$640,826	$63,012	$510,994

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$37,937	$61,202	$5,618
Net income from discontinued operations, net of tax	-	4,395	860
Net income from continuing operations	37,937	56,807	4,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,976	18,031	18,116
Amortization of operating lease right-of-use assets	5,328	5,560	5,358
Stock based compensation expense	1,930	1,753	264
Income from equity method investments	(8,745)	(6,624)	(500)
Dividends received from equity method investments	6,266	5,514	3,508
Interest income from investments	(2,839)	(43)	(216)
(Gain) loss on disposal of real estate and property and equipment	(102)	30	(58)
Deferred income tax	915	12,730	(1,110)
Changes in assets and liabilities:
Accounts receivable	659	(6,108)	(6,744)
Inventory	(6,519)	(4,799)	(2,307)
Prepaid expenses and other assets	(452)	199	(3,243)
Income taxes refundable	3,715	(1,103)	(276)
Accounts payable-trade	1,478	16,005	(2,618)
Accrued expenses and other liabilities	(2,752)	475	(3,523)
Net cash provided by operating activities from continuing operations	54,795	98,427	11,409
Net cash used in operating activities from discontinued operations	-	(6,716)	(2,786)
Net cash provided by operating activities	54,795	91,711	8,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,578)	(5,126)	(10,412)
Purchases of short-term investments	(399,350)	(88,949)	(96,233)
Sales of short-term investments	216,735	99,309	86,328
Proceeds from sale of real estate and property and equipment	5	60	58
Deposits	(319)	-	(532)
Net cash (used in) provided by investing activities	(198,507)	5,294	(20,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	(13,012)	(6,627)	(19,629)
Payments to noncontrolling interests holders	(3,997)	(4,772)	(2,928)
Net cash used in financing activities from continuing operations	(17,009)	(11,399)	(22,557)
Net cash provided by financing activities from discontinued operations	-	304	112
Net cash used in financing activities	(17,009)	(11,095)	(22,445)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(160,721)	85,910	(34,613)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-Beginning of year	232,068	146,158	180,771
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-End of year	$71,347	$232,068	$146,158

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

Continued from the previous page

Non cash financing activities-Stock awards issued	$1,539	$100	$241
Non cash financing activities-Stock awards accrued	$965	$1,580	$99
Non cash investing activities-Accrued capital expenditures	$425	$78	$390
Right-of-use assets acquired and liabilities incurred upon lease execution	$9,321	$4,103	$1,863

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$69,612	$229,846	$144,501
Restricted cash	1,735	2,222	1,657
Total cash, cash equivalents and restricted cash	$71,347	$232,068	$146,158

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2023, the Company owns interests in three operating entities – two are consolidated and one is accounted for using the equity method of accounting. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. The other consolidated entity has the same fiscal year end as the parent company.

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

The Company sells its products to a limited number of larger commercial buyers, which may increase the chance of loss due to non-performance by a counterparty. Eight (fiscal year 2022), nine (fiscal year 2021), and seven (fiscal year 2020) customers accounted for approximately 90%, 85%, and 89% of the

Company’s net sales and revenue during fiscal years 2022, 2021, and 2020, respectively. At January 31, 2023 and 2022, four and five customers represented approximately 81% and 82%, respectively, of the Company’s accounts receivable balance. The Company has not experienced any significant losses in such accounts.

Inventory – Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products and refined coal. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The company recorded approximately $0.7 and $0.5 million of inventory write-downs in cost of sales at January 31, 2023 and January 31, 2022, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory are as follows (amounts in thousands):

	January 31,
	2023	2022
Ethanol and other finished goods	$12,695	$13,158
Work in process	10,194	5,473
Grain and other raw materials	25,855	23,594

Total	$48,744	$42,225

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

	January 31,
	2023	2022
Land and improvements	$30,194	$27,329
Buildings and improvements	23,707	23,617
Machinery, equipment and fixtures	299,665	296,243
Construction in progress	10,255	1,515

	363,821	348,704
Less: accumulated depreciation	(228,324)	(211,150)

Total	$135,497	$137,554
42

In accordance with ASC 360-05 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. The Company recorded no impairment charges in fiscal years 2022, 2021, and 2020. During fiscal year 2020, the Company concluded the impact of the COVID-19 pandemic on the ethanol industry and the Company’s operating results was an indicator that impairment may exist related to certain of its long-lived assets. As a result, the Company performed a recoverability test and determined that there was no impairment.

Depreciation expense was approximately $18.0 million, $18.0 million, and $18.1 million in fiscal years 2022, 2021, and 2020, respectively.

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

SG&A Expenses – The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $6,901,000, $7,321,000, and $3,482,000 in fiscal years 2022, 2021, and 2020, respectively.

Financial Instruments – Certain of the forward grain purchase and ethanol, distillers grains and non-food grade corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and non-food grade corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal years 2022, 2021, and 2020 there were no material settlements of forward contracts that were recorded at fair value. The Company recorded an asset and liability of $0.1 million and $0.4 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exception of ASC 815 at January 31, 2023. The Company recorded an asset of approximately $1.0 million at January 31, 2022 associated with contracts not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815.

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

Stock Compensation – The Company has a stock-based compensation plan, approved by its shareholders, which reserved a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity and liability awards in its consolidated financial statements over the requisite service period on a straight-line basis. See Note 10 for a further discussion of restricted stock.

Other Income – As part of the Coronavirus Aid, Relief, and Economic Security Act, passed in 2020, $700 million in funds were made available to the U.S. Department of Agriculture to distribute to impacted producers of ethanol, biodiesel, and other renewable fuels under the Biofuel Producer Program. The U.S. Department of Agriculture (“USDA”) distributed funds to applicants in May 2022. Our consolidated plants received a total of approximately $7.8 million from this program, which was recorded within “Interest and other income, net” in the Consolidated Statements of Operations for fiscal year 2022. The Company has no further reporting or other obligations related to the receipt of these funds.

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

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which increases the transparency of government assistance received by businesses by expanding the disclosure requirements for annual reporting periods. The Company adopted this update effective February 1, 2022 by providing all disclosures required related to government assistance. The adoption of this update did not materially impact the consolidated financial statements.

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

The following table shows disaggregated revenue by product (amounts in thousands):

	Fiscal Year
	2022	2021	2020
Sales of products, continuing operations:

Ethanol	$649,501	$613,597	$284,191
Dried distillers grains	139,118	125,009	71,774
Non-food grade corn oil	55,595	38,852	15,066
Modified distillers grains	11,579	9,104	2,626
Derivative financial instruments losses	(1,024)	(12,109)	(1,167)
Other	231	349	174
Total sales	$855,000	$774,802	$372,664

Sales of products, discontinued operations:

Refined coal[1]	$-	$400	$182

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the same customer to which the processed refined coal was sold.

3.	INVESTMENTS

Equity Method Investment in Big River

The Company’s equity method investment in Big River is accounted for under ASC 323. The following table summarizes the investment (amounts in thousands):

	January 31,
	2023	2022

Carrying amount	$33,045	$30,566

Ownership percentage	10.3%	10.3%

The Company invested approximately $20.0 million in Big River which is a holding company for several entities. Big River, through its various entities (both wholly and partially owned), operates four ethanol manufacturing facilities, that combined shipped approximately 425.4 million gallons of ethanol in the twelve months ended January 31, 2023. The Company recorded income of approximately $8.7 million, $6.6 million, and $0.5 million as its share of earnings from Big River during fiscal years 2022, 2021, and 2020, respectively. The Company received dividends of approximately $6.3 million, $5.5 million, and $3.5 million from Big River during fiscal years 2022, 2021, and 2020, respectively. At January 31, 2023, the carrying value of the investment in Big River was approximately $33.0 million; the amount of underlying equity in the net assets of Big River was approximately $31.5 million.

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables (amounts in thousands):

	December 31,
	2022	2021

Current assets	$319,367	$310,411
Non current assets	151,039	146,384
Total assets	$470,406	$456,795
Current liabilities	$118,946	$131,317
Long-term liabilities	8,686	-
Total liabilities	$127,632	$131,317
Noncontrolling interests	$37,326	$36,786

	Years Ended December 31,
	2022	2021	2020

Net sales and revenue	$1,509,406	$1,332,555	$736,225
Gross profit	$94,106	$85,401	$18,858
Income from continuing operations	$84,814	$64,243	$4,850
Net income	$84,814	$64,243	$4,850

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2023 are approximately $113.4 million; the Company’s proportionate share of restricted net assets of Big River is approximately $11.7 million.

Short-term Investments

At January 31, 2023, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $211.3 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 3.9%. Unrealized gains or losses were insignificant.

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

Financial assets and liabilities measured at fair value at January 31, 2023 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Forward purchase contracts asset (1)	$-	$105	$-	$105
Commodity futures (4)	-	80	-	80
Investment in cooperative (2)	-	-	354	354
Total assets	$-	$185	$354	$539

Forward purchase contracts liability (5)	-	355	-	355
Commodity futures (3)	-	67	-	67
Total liabilities	$-	$422	$-	$422

Financial assets and liabilities measured at fair value at January 31, 2022 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

Forward purchase contracts asset (1)	$-	$993	$-	$993
Investment in cooperative (2)	-	-	354	354
Total assets	$-	$993	$354	$1,347

Commodity futures (3)	$-	$933	$-	$933

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2)	The investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

(3)	The commodity futures liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

(4)	The commodity futures asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(5)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

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

No other financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21.

There were no assets measured at fair value at January 31, 2023 and 2022 on a non-recurring basis.

5.	OTHER ASSETS

The components of other noncurrent assets are as follows (amounts in thousands):

	January 31,
	2023	2022

Deferred taxes	$21,964	$24,914
Other	1,215	939

Total	$23,179	$25,853

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows (amounts in thousands):

	January 31,
	2023	2022

Accrued payroll and related items	$4,428	$5,407
Accrued utility charges	4,116	4,297
Accrued transportation related items	1,311	593
Commodity futures	67	933
Forward purchase contracts	355	-
Accrued real estate taxes	1,850	1,857
Accrued income taxes	2,049	95
Other	1,152	435

Total	$15,328	$13,617

7.	LEASES

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

At January 31, 2023, the Company has lease agreements, as lessee, for railcars. All the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

For fiscal years 2022 and 2021, the components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Fiscal Year
	2022	2021

Operating lease expense	$7,360	$6,346
Variable lease expense	399	1,907
Total lease expense	$7,759	$8,253

The following table is a summary of future minimum rentals on such leases at January 31, 2023 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2024	$5,639
2025	4,450
2026	2,277
2027	2,229
2028	1,799
Thereafter	617
Total	17,011
Less: present value discount	1,976
Operating lease liabilities	$15,035

At January 31, 2023, the weighted average remaining lease term was 3.7 years, and the weighted average discount rate was 5.51% for the above leases.

At January 31, 2022, the weighted average remaining lease term was 2.5 years and the weighted average discount rate was 4.85%.

8.	COMMON STOCK

On June 21, 2022, the Board of Directors of the Company adopted resolutions declaring a three-for-one split of the Company’s Common Stock to be effectuated in the form of a 200% stock dividend, payable on August 5, 2022 to stockholders of record at the close of business on July 29, 2022. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

During fiscal years 2022, 2021, and 2020 the Company purchased approximately 472,000 shares, 252,000 shares, and 949,000 shares of its common stock for approximately $13.0 million, $6.6 million, and $19.6 million, respectively. At January 31, 2023, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional approximately 877,000 shares of its common stock.

Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,
	2023	2022

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	17,390	17,761

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at January 31,		Fair Value at January 31,
	2023	2022	2023	2022

Commodity futures (1)	$80	$-	$67	$933
Forward purchase contracts (2)	$105	$993	$355	$-

(1)	Commodity futures assets are included in prepaid expenses and other. These contracts included short/sell positions and long/buy positions for approximately 3.2 million bushels and 725,000 bushels, respectively at January 31, 2023. Commodity futures liabilities are included in accrued expenses and other current liabilities. These contracts are short/sell positions for approximately 1.4 million bushels and 7.4 million bushels of corn at January 31, 2023 and 2022, respectively.

(2)	Forward purchase contracts assets are included in prepaid expenses and other. These contracts are for purchases of approximately 5.2 million bushels and 19.2 million bushels of corn at January 31, 2023 and 2022, respectively. Forward purchase contracts liabilities are included in accrued
52

expenses and other current liabilities. These contracts are for purchases of approximately 12.8 million bushels of corn at January 31, 2023

As of January 31, 2023, and 2022, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparty. The Company’s accounting policy is to offset positions owed or owing with the same counterparty. As of January 31, 2023, and 2022 the gross positions of the enforceable master netting agreements are not significantly different from the net positions presented in the table above. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of January 31, 2023, and 2022, the Company was required to maintain collateral with the counterparty in the amount of approximately $1,735,000 and $2,222,000, respectively, to secure the Company’s derivative liability position, which has been recorded on the balance sheet as restricted cash. See Note 4 which contains fair value information related to derivative financial instruments.

The Company recognized losses (included in cost of sales) on corn and natural gas derivative financial instruments of approximately $12,714,000, $3,427,000, and $5,552,000 in fiscal years 2022, 2021, and 2020, respectively.

The Company recognized losses (included in net sales and revenue) on ethanol derivative financial instruments of $1,024,000, $12,109,000 and $1,167,000 in fiscal years 2022, 2021, and 2020, respectively.

10.	EMPLOYEE BENEFITS

The Company maintains the REX American Resources Corporation 2015 Incentive Plan, approved by its shareholders, which reserved a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until the current year, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (TSR) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. 1,342,842 shares remain available for issuance under the Plan at January 31, 2023.

Restricted Stock Awards

As a component of their compensation, restricted stock has been granted to directors and certain employees at the market price of REX common stock on the date of the grant. In addition, one-quarter (one-third prior to 2022) of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day, for all grants of restricted stock.

At January 31, 2023 and 2022, unrecognized compensation cost related to nonvested restricted stock was approximately $450,000 and $97,000.

The following table summarizes non-vested restricted stock award activity for fiscal years 2022, 2021, and 2020:

	2022
		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2022	30,167	$773	1
Granted	70,689	2,032
Forfeited	450	13
Vested	19,142	472

Non-Vested at January 31, 2023	81,264	$2,320	2

	2021
		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2021	59,102	$1,398	1
Granted	8,409	275
Forfeited	-	-
Vested	37,344	900

Non-Vested at January 31, 2022	30,167	$773	1

	2020
		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)

Non-Vested at January 31, 2020	85,970	$2,193	2
Granted	18,474	416
Forfeited	-	-
Vested	45,342	1,211

Non-Vested at January 31, 2021	59,102	$1,398	1
54

Restricted Stock Units (RSUs)

In May 2022, the Company issued a total of 67,500 RSUs to certain officers. The number of RSUs eligible to vest will be determined based on how the Company’s TSR compares to the TSR of companies that comprise the Russell 2000 Index during the three-year performance period ending December 31, 2024. The number of RSUs eligible to vest ranges from zero percent to two hundred percent, depending on actual performance during the performance period. At grant date, the fair value of the RSUs was approximately $2.7 million based on a Monte-Carlo simulation model.

At January 31, 2023, unrecognized compensation cost related to nonvested RSUs was approximately $2.0 million.

11.	COMMITMENTS

At January 31, 2023, One Earth and NuGen had combined forward purchase contracts for approximately 18.0 million bushels of corn, the principal raw material for their ethanol plants and they had combined forward purchase contracts for approximately 2.7 MmBtu of natural gas.

At January 31, 2023, One Earth and NuGen had combined sales commitments for approximately 46.5 million gallons of ethanol, 101,000 tons of distillers grains and 9.9 million pounds of non-food grade corn oil.

At January 31, 2023, One Earth had signed contracts in place for capital projects of approximately $29.3 million.

One Earth has entered into a 10-year agreement in 2009 with an unrelated party for the use of a portion of that party’s natural gas pipeline. A new 15-year agreement, with monthly payments of $29,250 was effective February 1, 2019. One Earth paid approximately $351,000 in fiscal years 2022, 2021, and 2020 pursuant to the agreement.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketers”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One Earth and NuGen to pay a fee per ton of distillers grains sold for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and renew automatically for additional one-year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen combined incurred fees of approximately $1,159,000, $1,190,000, and $841,000 in fiscal years 2022, 2021, and 2020, respectively, for these marketing services.

The refined coal entity had various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company was required to pay various fees. These fees totaled approximately $5,404,000 and $2,500,000 in fiscal years 2021 and 2020.

12.	INCOME TAXES

The provision for income taxes for fiscal years 2022, 2021, and 2020 consist of the following (amounts in thousands):

	2022	2021	2020

Federal:
Current	$4,485	$4,450	$1,323
Deferred	2,925	12,064	(1,850)

	7,410	16,514	(527)

State and Local:
Current	4,167	3,098	602
Deferred	(2,035)	(581)	(621)

	2,132	2,517	(19)

Provision (benefit) for income taxes	$9,542	$19,031	$(546)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (amounts in thousands):

	January 31,
	2023	2022

Assets:
General business credit carryforward	$26,061	$39,199
Accrued liabilities	627	582
State net operating loss carryforward	244	269
Other items	240	280
Valuation allowance	(192)	(213)

Total	26,980	40,117
Liabilities:
Basis in pass through entities, including depreciation	(5,821)	(17,995)
Other	(292)	(340)

Total	(6,113)	(18,335)
Net deferred tax asset	$20,867	$21,782

The Company has a general business credit carryforward of approximately $26.1 million and $39.2 million at January 31, 2023 and 2022, respectively. The Company can carry these credits forward for up to twenty years. The carryforward period begins to expire in fiscal year 2038.

The Company has a valuation allowance of approximately $192,000 and $213,000 at January 31, 2023 and 2022, respectively, related to state net operating loss carryforwards. The Company decreased the valuation allowance by $21,000 in fiscal year 2022. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

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

Through its refined coal operation, the Company earned production tax credits pursuant to IRC Section 45. The Company ceased operation of its refined coal business on November 18, 2021. The credits can be used to reduce future income tax liabilities for up to 20 years. These credits increased the income tax benefit from discontinued operations by approximately $11.3 million and $5.2 million during fiscal years 2021 and 2020, respectively.

During fiscal years 2022, 2021, and 2020, the Company recognized an income tax benefit (provision) for federal and state research and experimentation credits (net of uncertain tax position expense) of approximately $0.4 million, $(3.0) million, and $0.9 million, respectively. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company paid income taxes of approximately $2,795,000, $7,239,000, and $1,274,000 in fiscal years 2022, 2021, and 2020, respectively. The Company received refunds of income taxes of approximately $655,000 in fiscal year 2020. The Company did not receive any refunds in fiscal years 2022 and 2021.

Reconciliations of the federal statutory tax and the Company’s income tax (benefit) expense for fiscal years 2022, 2021, and 2020 are as follows (amounts in thousands):

	2022	2021	2020

Federal income tax at statutory rate	$9,971	$15,926	$885
State and local taxes, net of federal tax benefit	1,725	2,396	150
Research and experimentation credits	(2,542)	(5,184)	(2,008)
Uncertain tax positions	2,281	8,340	1,046
Noncontrolling interest	(2,523)	(2,231)	(707)
Other	630	(216)	88

Total	$9,542	$19,031	$(546)

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2014 and prior. The Company is currently undergoing a federal income tax examination for the years ended January 31, 2015 through January 31, 2020.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2023, total unrecognized tax benefits were approximately $19,033,000, and accrued penalties and interest were approximately $55,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18,925,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Fiscal Year
	2022	2021

Unrecognized tax benefits, beginning of year	$16,781	$8,400
Changes for tax positions for prior years	165	3,827
Changes for tax positions for current year	2,142	4,554

Unrecognized tax benefits, end of year	$19,088	$16,781

13.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. The Company recorded a liability of $250,000 at January 31, 2023 as a probable and reasonably estimable loss associated with a legal contingency for a patent infringement case involving our refined coal facility which is no longer in operation. There were no liabilities recorded at January 31, 2022 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

14.	DISCONTINUED OPERATIONS

On November 18, 2021, the Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation. Beginning in the third quarter of fiscal year 2021, the results of the operations of the refined coal business have been recognized as discontinued operations. There were no amounts reclassified as discontinued operations in fiscal year 2022.

Below is a table reflecting certain items of the Consolidated Condensed Statement of Operations that were reclassified as discontinued operations for fiscal years 2021 and 2020 (amounts in thousands):

	2021	2020

Net sales and revenue[1]	$400	$182
Cost of Sales	8,602	5,854
Gross loss	(8,202)	(5,672)
Selling, general and administrative	698	22
Loss before income taxes	(8,900)	(5,694)
Benefit for income taxes	13,295	6,554
Net income from discontinued operations, net of tax	4,395	860
Net loss attributable to noncontrolling interests[2]	397	261
Net income attributable to REX common shareholders	$4,792	$1,121

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

2 Net loss attributable to noncontrolling interest represents the minority investor’s share of the loss before income taxes as noncontrolling interests does not include any gain from the refined coal tax credits.

As of January 31, 2023 and 2022, there were no amounts on the balance sheet reclassified to discontinued operations.

15.	QUARTERLY UNAUDITED INFORMATION

The following tables set forth the Company’s net sales and revenue, gross profit, net income and net income per share (basic and diluted) for each quarter during the last two fiscal years. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarters Ended (In Thousands, Except Per Share Amounts)
	April 30, 2022	July 31, 2022	October 31, 2022	January 31, 2023

Net sales and revenue	$194,228	$240,328	$220,277	$200,167
Gross profit	11,912	16,584	11,336	14,899
Net income from continuing operations	6,986	14,885	4,898	11,168
Net income attributable to REX common shareholders	5,182	11,170	3,184	8,161
Basic and diluted net income per share attributable to REX common shareholders (a)	$0.29	$0.63	$0.18	$0.47

	Quarters Ended (In Thousands, Except Per Share Amounts)
	April 30, 2021	July 31, 2021	October 31, 2021	January 31, 2022

Net sales and revenue	$164,042	$195,678	$203,066	$212,016
Gross profit	19,477	14,154	25,152	38,777
Net income from continuing operations	7,963	8,039	14,888	25,917
Net income attributable to REX common shareholders (continuing operations)	7,269	5,710	13,326	21,267
Net income attributable to REX common shareholders (discontinued operations)	515	2,166	1,952	159
Net income attributable to REX common shareholders	7,784	7,876	15,278	21,426
Basic and diluted net income per share attributable to REX common shareholders (continuing operations) (a)	0.40	0.32	0.74	1.19
Basic and diluted net income per share attributable to REX common shareholders (discontinued operations) (a)	0.03	0.12	0.11	0.01
Basic and diluted net income per share attributable to REX common shareholders (a)	$0.43	$0.44	$0.85	$1.20

a)	The total of the quarterly net income per share amounts do not equal the annual net income per share amounts due to the impact of varying amounts of shares outstanding during the year.
60

16.	RELATED PARTIES

During fiscal years 2022, 2021, and 2020, One Earth and NuGen, combined, purchased approximately $135.4 million, $90.2 million, and $54.8 million, respectively, of corn and other supplies from minority equity investors. The Company had amounts payable to related parties of approximately $1.5 million and $0.5 million at January 31, 2023 and 2022, respectively.

During fiscal years 2021 and 2020, the Company recognized (reduced) commission expense of approximately $0.3 million, $(0.2) million, respectively, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal business, and as such, there was no commission expense recorded in fiscal year 2022.

During fiscal year 2021, the Company received approximately $0.3 million in capital contributions from the minority investor in the refined coal entity. The Company did not receive capital contributions related to the refined coal entity in fiscal year 2022.

*  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company has a general business credit carryforward of approximately $26.1 million at January 31, 2023. The Company can carry these credits forward for up to twenty years and the carryforward period begins to expire in fiscal year 2038. The Company assessed all available positive and negative evidence to determine whether it expects sufficient future taxable income will be generated to allow for the realization of existing federal deferred tax assets. For the three-year period ended January 31, 2023, the Company has cumulative pre-tax book income on a comprehensive basis, including the impact of an operation that has historically produced pre-tax book losses, but after tax net income. This entity ceased operations in fiscal year 2021. The Company expects to realize the federal deferred tax assets prior to their expiration based on their projection of future taxable income based on objectively verifiable historical results.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures, with the assistance of income tax specialists, to evaluate management’s assertion that the unreserved federal deferred tax assets are more likely than not realizable included the following:

●	We tested the effectiveness of the Company’s controls over income taxes, including those over the evaluation of a valuation allowance and the projections of future taxable income.

●	We evaluated management’s projections of future taxable income by:

●	Evaluating management’s ability to accurately project future reversals of temporary differences, including the use of tax planning strategies, by comparing these projections to historical results, evaluation of current tax laws, and our understanding of anticipated future events.

●	Testing the reasonableness of management’s determination of the Company’s objectively verifiable income by:

●	Agreeing applicable amounts historical results

●	Testing the normalization for appropriate one-time items

●	We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the federal deferred tax assets.

●	We tested the mathematical accuracy of the Company’s valuation allowance analysis.
63

●	We evaluated whether the projections of future taxable income were consistent with evidence obtained in other areas of the audit.

●	We evaluated the sufficiency of the Company’s disclosures related to the realizability of deferred income tax assets and valuation allowances in the financial statements.

/s/ Deloitte and Touche LLP

Dayton, Ohio

March 30, 2023

We have served as the Company’s auditor since 2002

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2023, 2022 AND 2021

(Amounts in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses	Deductions Charges for Which Reserves Were Created	Balance End of Year

2023:
Deferred tax valuation allowance	$213	$-	$21	$192

2022:
Deferred tax valuation allowance	$232	$-	$19	$213

2021:
Deferred tax valuation allowance	$232	$-	$-	$232

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2023 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ZAFAR A. RIZVI	Chief Executive Officer and President
Zafar A. Rizvi	(principal executive officer)	March 30, 2023

/s/ DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	March 30, 2023
66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of REX American Resources Corporation and subsidiaries (the “Company”) as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2023 of the Company and our report dated March 30, 2023 expressed an unqualified opinion on those financial statements.

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

March 30, 2023

68

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 15, 2023, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 15, 2023 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 15, 2023 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 15, 2023 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 15, 2023 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2023 and 2022

Consolidated Statements of Operations for the years ended January 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended January 31, 2023, 2022 and 2021

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2023, 2022 and 2021
69

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

(a)(3)	Exhibits

EXHIBIT INDEX

3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

4(a)	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4(a) to Form 10-K filed April 1, 2020, File No. 001-09097)

10(a)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Zafar A. Rizvi (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(b)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Douglas L. Bruggeman (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(c)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Stuart A. Rose (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(d)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(e)*	Form of Restricted Stock Award Agreement under the REX American Resources 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2022, File No. 001-09097)
70

10(f)*	Form of REX American Resources Corporation Restricted Stock Unit Award Agreement (Employee-Performance Based Vesting Award) (incorporated by reference to Exhibit 10.4 to Form 8-K filed May 27, 2022, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21	Subsidiaries of registrant

(23)	Consents of experts and counsel:

	23(a)	Consent of Deloitte & Touche LLP to use its reports dated March 30, 2023 included in this annual report on Form 10-K into registrant’s Registration Statement on Form S-8 (Registration No. 333-205419)

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

(101)	Interactive Data File:

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2023, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

	104	The cover page from REX American Resources Corporation on Form 10-K for the year ended January 31, 2023

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

Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STUART A. ROSE Stuart A. Rose	Executive Chairman of the Board	March 30, 2023

/s/ ZAFAR A. RIZVI Zafar A. Rizvi	Chief Executive Officer, President and Director (principal executive officer)	March 30, 2023

/s/ DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30, 2023

/s/ EDWARD M. KRESS Edward M. Kress	Director	March 30, 2023

/s/ CHARLES A. ELCAN Charles A. Elcan	Director	March 30, 2023

/s/ DAVID S. HARRIS David S. Harris	Director	March 30, 2023

/s/ MERVYN L. ALPHONSO Mervyn L. Alphonso	Director	March 30, 2023

/s/ LEE I. FISHER Lee I. Fisher	Director	March 30, 2023

/s/ ANNE C. MACMILLAN Anne C. MacMillan	Director	March 30, 2023

/s/ CHERYL L. BUSTOS Cheryl L. Bustos	Director	March 30, 2023
72