Form 10-Q
period 2023-04-30
REX AMERICAN RESOURCES Corp
filed 2023-05-26
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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

Yes ☐  No ☒

At the close of business on May 25, 2023, the registrant had 17,390,019 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)	April 30, 2023	January 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$77,667	$69,612
Short-term investments	188,143	211,331
Restricted cash	3,379	1,735
Accounts receivable	29,217	25,162
Inventory	41,299	48,744
Refundable income taxes	4,983	2,962
Prepaid expenses and other	16,268	13,098
Total current assets	360,956	372,644
Property and equipment, net	135,125	135,497
Operating lease right-of-use assets	13,907	15,214
Deferred taxes and other assets	22,018	23,179
Equity method investment	34,535	33,045
Total assets	$566,541	$579,579

Liabilities and equity:
Current liabilities:
Accounts payable – trade (includes $0.3 million and $1.5 million with related parties at April 30, 2023 and January 31, 2023, respectively)	$17,874	$34,091
Current operating lease liabilities	5,142	5,180
Accrued expenses and other current liabilities	13,173	15,328
Total current liabilities	36,189	54,599
Long-term liabilities:
Deferred taxes	1,097	1,097
Long-term operating lease liabilities	8,696	9,855
Other long-term liabilities	3,158	3,034
Total long-term liabilities	12,951	13,986
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	940	578
Retained earnings	646,062	640,826
Treasury stock	(193,660)	(193,721)
Total REX shareholders’ equity	453,641	447,982
Noncontrolling interests	63,760	63,012
Total equity	517,401	510,994
Total liabilities and equity	$566,541	$579,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended April 30,
	2023	2022

Net sales and revenue	$212,714	$194,228
Cost of sales (includes $33,848 and $30,765 with related parties for the three months ended April 30, 2023 and 2022, respectively.)	197,685	182,316

Gross profit	15,029	11,912

Selling, general and administrative expenses	(10,632)	(5,203)
Equity in income of unconsolidated affiliates	1,490	1,951
Interest and other income, net	2,801	174

Income before income taxes	8,688	8,834
Provision for income taxes	(1,988)	(1,848)

Net income	6,700	6,986
Net income attributable to noncontrolling interests	(1,464)	(1,804)
Net income attributable to REX common shareholders	$5,236	$5,182

Weighted average shares outstanding – basic and diluted	17,439	17,836

Basic and diluted net income per share attributable to REX common shareholders	$0.30	$0.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity
For the Three Months Ended April 30, 2023 and 2022
Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2023	29,853	$299	12,463	$(193,721)	$578	$640,826	$63,012	$510,994

Net income						5,236	1,464	6,700

Noncontrolling interests distribution and other							(716)	(716)

Issuance of equity awards and stock-based compensation expense	-	-	-	61	362	-	-	423

Balance at April 30, 2023	29,853	$299	12,463	$(193,660)	$940	$646,062	$63,760	$517,401

Balance at January 31, 2022	29,853	$299	12,092	$(181,114)	$ -	$611,607	$56,770	$487,562

Net income						5,182	1,804	6,986

Noncontrolling interests distribution and other							(1)	(1)

Issuance of equity awards and stock-based compensation expense	-	-	-	8	-	36	-	44

Balance at April 30, 2022	29,853	$299	12,092	$(181,106)	$ -	$616,825	$58,573	$494,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

(In Thousands)	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income including noncontrolling interests	$6,700	$6,986
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,420	4,459
Amortization of operating lease right-of-use assets	1,334	1,430
Income from equity method investments	(1,490)	(1,951)
Interest income from investments	(2,052)	(148)
Deferred income tax	1,342	1,161
Stock-based compensation expense	612	218
(Gain) loss on sale of property and equipment – net	(10)	5
Changes in assets and liabilities:
Accounts receivable	(4,055)	381
Inventories	7,445	(14,163)
Refundable income taxes	(2,021)	581
Other assets	(3,342)	(3,529)
Accounts payable, trade	(16,066)	(13,233)
Other liabilities	(3,444)	124
Net cash used in operating activities	(10,627)	(17,679)
Cash flows from investing activities:
Capital expenditures	(4,199)	(1,462)
Purchase of short-term investments	(102,348)	(161,599)
Sale of short-term investments	127,588	20,278
Proceeds from sale of real estate and property and equipment	10	-
Deposits	(9)	-
Net cash provided by (used in) investing activities	21,042	(142,783)
Cash flows from financing activities:
Payments to noncontrolling interests holders	(716)	(1)
Net cash used in financing activities	(716)	(1)

Net increase (decrease) in cash, cash equivalents and restricted cash	9,699	(160,463)
Cash, cash equivalents and restricted cash, beginning of period	71,347	232,068
Cash, cash equivalents and restricted cash, end of period	$81,046	$71,605

Non-cash investing activities – Accrued capital expenditures	$274	$205
Non-cash financing activities – Stock awards accrued	$189	$174
Right-of-use assets acquired and liabilities incurred upon lease execution	$97	$3,460

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$77,667	$66,685
Restricted cash	3,379	4,920
Total cash, cash equivalents and restricted cash	$81,046	$71,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023

Note 1. Consolidated Financial Statements

References to the Company – References to “REX” or the “Company” in the consolidated financial statements and in these notes to the consolidated condensed financial statements refer to REX American Resources Corporation, a Delaware corporation, and its majority and wholly owned subsidiaries.

The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2023 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023 (fiscal year 2022). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Basis of Consolidation – The consolidated financial statements in this report include the operating results and financial position of the Company. All intercompany balances and transactions have been eliminated. The Company consolidates the results of its wholly owned and majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC (“One Earth”) in its Consolidated Statements of Operations on a delayed basis of one month as One Earth has a fiscal year end of December 31.

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

Nature of Operations – The Company has one reportable segment, ethanol and by-products. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests.

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the

Company’s fiscal year 2022 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents includes bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.

Revenue Recognition

The Company recognizes sales of ethanol, distillers grains and distillers corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products.

Cost of Sales

Cost of sales includes depreciation, costs of raw materials, inbound freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, plant management, certain compensation costs and general facility overhead charges.

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, outbound freight charges, selling charges and certain payroll in SG&A expenses. Outbound freight charges were approximately $5,061,000 and $273,000 in the first quarter of fiscal years 2023 and 2022, respectively.

Financial Instruments

Certain of the forward corn purchase and ethanol, distillers grains and distillers corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of corn that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and distillers corn oil in quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $4.5 million and received no refunds during the three months ended April 30, 2023. The Company paid no income taxes and received no refunds of income taxes during the three months ended April 30, 2022.

As of April 30, 2023, and January 31, 2023, total unrecognized tax benefits were approximately $19,033,000. Accrued penalties and interest were approximately $51,000 and approximately $55,000 at April 30, 2023 and January 31, 2023, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18.9 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded no inventory write-downs in cost of sales at April 30, 2023 and approximately $0.7 million of inventory write-downs in cost of sales at January 31, 2023. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2023	January 31, 2023

Ethanol and other finished goods	$4,519	$12,695
Work in process	8,551	10,194
Corn and other raw materials	28,229	25,855
Total	$41,299	$48,744

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first three months of fiscal years 2023 or 2022.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended April 30,
	2023	2022
Sales of products
Ethanol	$157,549	$146,462
Dried distillers grains	39,706	31,897
Distillers corn oil	13,081	11,102
Modified distillers grains	1,565	4,355
Derivative financial instrument gains	730	322
Other	83	90
Total	$212,714	$194,228

Note 4. Leases

At April 30, 2023, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The exercise of any lease option renewal is at the Company’s sole discretion. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream. The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Three Months Ended April 30,
	2023	2022

Operating lease expense	$1,761	$1,610
Variable lease expense	242	394
Total lease expense	$2,003	$2,004

The following table is a summary of future minimum rentals on such leases at April 30, 2023 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2024	$3,796
2025	4,432
2026	2,277
2027	2,229
2028	1,799
Thereafter	446
Total	14,979
Less: present value discount	1,141
Operating lease liabilities	$13,838

At April 30, 2023, the weighted average remaining lease term is 3.5 years, and the weighted average discount rate is 5.55% for the above leases. At January 31, 2023, the weighted average remaining lease term was 3.7 years, and the weighted average discount rate was 5.51% for the above leases.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2023 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts asset (2)	-	1,301	-	1,301
Commodity futures asset (2)	-	2,366	-	2,366
Total assets	$-	$3,667	$354	$4,021

Forward purchase contracts liability (3)	$-	$2,097	$-	$2,097
Commodity futures liability (3)	-	554	-	554
Total liabilities	$-	$2,651	$-	$2,651

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2023 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Investment in cooperative (1)	$-	$-	$354	$354
Forward purchase contracts asset (2)	-	105	-	105
Commodity futures (2)	-	80	-	80
Total assets	$-	$185	$354	$539

Forward purchase contracts liability (3)	$-	$355	$-	$355
Commodity futures (3)	-	67	-	67
Total liabilities	$-	$422	$-	$422

(1) The investment in cooperative is included in “Other assets” on the accompanying Consolidated Balance Sheets.

(2) The forward purchase contracts and commodity futures assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

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

There were no assets measured at fair value on a non-recurring basis at April 30, 2023 or January 31, 2023.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2023	January 31, 2023

Land and improvements	$31,098	$30,194
Buildings and improvements	23,740	23,707
Machinery, equipment, and fixtures	300,330	299,665
Construction in progress	12,635	10,255
	367,803	363,821
Less: Accumulated depreciation	(232,678)	(228,324)
Total	$135,125	$135,497
14

Note 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2023	January 31, 2023

Accrued payroll and related items	$2,300	$4,428
Accrued utility charges	2,964	4,116
Accrued transportation related items	1,311	1,311
Accrued real estate taxes	2,051	1,850
Commodity futures	554	67
Forward purchase contracts	2,097	355
Accrued income taxes	229	2,049
Other	1,667	1,152
Total	$13,173	$15,328

Note 8. Derivative Financial Instruments

The Company is exposed to various market risks, including changes in commodity prices (raw materials and finished goods). To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity agreements and forward purchase (corn and natural gas) and sale (ethanol, distillers grains and distillers corn oil) contracts. The Company does not purchase or sell derivative financial instruments for trading or speculative purposes. The Company does not purchase or sell derivative financial instruments for which a lack of marketplace quotations would require the use of fair value estimation techniques. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting.

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	April 30, 2023	January 31, 2023	April 30, 2023	January 31, 2023

Commodity futures (1)	$2,366	$80	$554	$67
Forward purchase contracts (2)	1,301	105	2,097	355
Total	$3,667	$185	$2,651	$422

(1) Commodity futures assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts include short/sell positions and long/buy positions for approximately 5.5 million bushels and 20,000 bushels of corn, respectively at April 30, 2023. These contracts included short/sell positions and long/buy positions for approximately 3.2 million bushels and 725,000 bushels of corn, respectively at January 31, 2023. Commodity futures liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions for approximately 3.9 million bushels and 1.4 million bushels of corn at April 30, 2023 and January 31, 2023, respectively.

(2) Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts were for purchases of approximately 9.3 million bushels and 5.2 million bushels of corn at April 30, 2023 and January 31, 2023, respectively. Forward contract liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Condensed Balance Sheets. These contracts were for purchases of approximately 9.8 million bushels and 12.8 million bushels of corn at April 30, 2023 and January 31, 2023, respectively.

As of April 30, 2023, and January 31, 2023, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparty. The Company’s accounting policy is to offset positions and amounts owed with the same counterparty. As of April 30, 2023, and January 31, 2023, the gross positions of the enforceable master netting agreements were not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparty may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $3,379,000 and approximately $1,735,000 to secure the Company’s derivative liability position at April 30, 2023 and January 31, 2023, respectively, which is recorded as “Restricted cash” on the accompanying Consolidated Balance Sheets.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized gains, which are included in “Net sales and revenue” in the accompanying Consolidated Statement of Operations, on derivative financial instruments of approximately $730,000 and $322,000 for the first quarter of fiscal years 2023 and 2022, respectively.

The Company recognized gains (losses), which are included in “Cost of sales” in the accompanying Consolidated Statement of Operations, on derivative financial instruments of approximately $5,806,000 and of $(11,776,000) for the first quarter of fiscal years 2023 and 2022, respectively.

Note 9. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at April 30, 2023 and January 31, 2023 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	April 30, 2023	January 31, 2023

Big River	10.3%	$34,535	$ 33,045

Undistributed earnings of the Company’s equity method investee totaled approximately $14.5 million and approximately $13.0 million at April 30, 2023 and January 31, 2023, respectively. The Company did not receive any dividends from its equity method investee in the first quarter of fiscal year 2023 or 2022.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2023	2022

Net sales and revenue	$374,503	$351,746
Gross profit	$17,552	$22,024
Income from continuing operations	$14,447	$18,925
Net income	$14,447	$18,925

Short-term Investments

At April 30, 2023, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $188.1 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.7%. Unrealized gains or losses were insignificant.

At January 31, 2023, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $211.3 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 3.9%. Unrealized gains or losses were insignificant.

Note 10. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (TSR) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At April 30, 2023, 1,342,842 shares remain available for issuance under the Plan, excluding the impact of the 67,500 restricted stock units that may vest between zero and 135,000 shares of stock depending on certain performance metrics being achieved.

Restricted Stock Awards

As a component of their compensation, restricted stock has been granted to directors and certain employees at the closing market price of REX common stock on the grant date. In addition, one quarter of executives’ incentive compensation is payable by an award of restricted stock-based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

At April 30, 2023 and January 31, 2023, unrecognized compensation cost related to nonvested restricted stock awards was approximately $291,000 and $450,000 respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Three Months Ended April 30, 2023

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2023	81,264	$2,320	2
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-Vested at April 30, 2023	81,264	$2,320	2
18

	Three Months Ended April 30, 2022

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2022	30,167	$773	1
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-Vested at April 30, 2022	30,167	$773	1

An additional 75,100 shares were authorized by the Board of Directors to be granted on June 15, 2023 to certain officers and employees of the Company.

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

For the three month period ended April 30, 2023, the Company recognized compensation cost of approximately $265,000 related to the RSUs. Unrecognized compensation cost related to the RSUs at April 30, 2023 and January 31, 2023, was approximately $1.8 million and 2.0 million, respectively.

Note 11. Income Taxes

The Company’s income tax provision was approximately $2.0 million and approximately $1.8 million for the three months ended April 30, 2023 and 2022, respectively.

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

	Three Months Ended April 30,
	2023	2022

Unrecognized tax benefits, beginning of period	$19,088	$16,781
Changes for prior years’ tax positions	(3)	88
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$19,085	$16,869

Note 12. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsels’ evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. The Company recorded a liability of $250,000 at April 30, 2023 and January 31, 2023, as a probable and reasonably estimable loss associated with a legal contingency for a patent infringement case involving our refined coal facility which is no longer in operation.

One Earth and NuGen have combined forward purchase contracts for approximately 20.3 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 4.1 million MmBtu (million British thermal unit) of natural gas.

One Earth and NuGen have combined sales commitments for approximately 42.8 million gallons of ethanol, approximately 82,000 tons of distillers grains and approximately 13.9 million pounds of distillers corn oil.

Note 13. Related-Party Transactions

During the first quarter of fiscal years 2023 and 2022, One Earth and NuGen purchased approximately $33.8 million and approximately $30.7 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. The Company had amounts payable to related parties of approximately $0.3 million and approximately $1.5 million at April 30, 2023 and January 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At April 30, 2023, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at April 30, 2023:

Entity	REX’s Current Ownership Interest
One Earth Energy, LLC	75.8%
NuGen Energy, LLC	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	10.3% 10.3% 5.7% 10.3%

Our ethanol operations and the results thereof are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, distillers corn oil and natural gas, and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy, foreign trade and international disruptions caused by wars or conflicts. Because the market prices of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains, soybean meal prices, and the results of federal policy decisions and trade negotiations can impact ethanol and distillers grains prices), at times ethanol and distillers grains prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol or distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

We expect our ethanol plants to produce approximately 2.9 gallons of denatured ethanol for each bushel of corn processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of corn processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of corn (divided by the realized yield) as the “crush spread”. Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward corn and natural gas purchase contracts, forward ethanol, distillers grains and distillers corn oil sale contracts and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of corn purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price ethanol contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts and swap contracts, in conjunction with certain of our corn procurement activities and commodity marketing activities.

Carbon Sequestration

Through our affiliate, One Earth Energy, LLC, we are in the exploratory stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. We have applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”). In addition, we have signed a construction contract to capture, dehydrate, and compress carbon from the One Earth Energy ethanol plant to a state suitable for sequestration. We are currently working on an engineering design study for a short pipeline to deliver carbon from the ethanol plant to the sequestration site. Although we have made meaningful progress with this project, we continue to complete required documentation for various government agencies and obtain other approvals with no assurances of ultimate success. If successful, we believe we would qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”) and section 45Z of the Internal Revenue Code (“45Z”) as outlined in the Inflation Reduction Act.

Refined Coal

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, for approximately $12.0 million, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date. We began classifying this operation as discontinued operations in the third quarter of fiscal 2021. The federal production tax credits received through ownership of this facility remain under IRS audit.

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

Critical Accounting Policies and Estimates

During the three months ended April 30, 2023, we did not change any of our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2023.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date. For example, “fiscal year 2023” means the period February 1, 2023 to January 31, 2024.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty on the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023 and the EPA has the authority to calculate and establish Renewable Volume Obligations. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit renewable identification numbers (“RINs”) for the oil they process. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons.

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

The recently enacted Inflation Reduction Act of 2022 will likely impact our business by creating a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code (“45Z”), that would be dependent on the level of greenhouse gas emissions reduction for each gallon of ethanol produced and sold, available for years 2025 to 2027. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q of the Internal Revenue Code (“45Q”). Taxpayers may elect to be treated as making a payment against tax for 100% of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts include (a) extending the biodiesel tax credit, which could positively impact our distillers corn oil prices, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creating a new tax credit for sustainable aviation fuel; (c) funding biofuel refueling infrastructure which could positively impact the availability of higher level ethanol blended fuel; and (d) providing for production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

Should any of the trends and uncertainties mentioned above continue, our future operating results could be impacted.

Comparison of Three Months Ended April 30, 2023 and 2022

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended April 30,
	2023	2022

Net sales and revenue	$212,714	$194,228
Cost of sales	197,685	182,316
Gross profit	$15,029	$11,912

Income before income taxes	$8,688	$8,834

Provision for income taxes	$(1,988)	$(1,848)

Net income attributable to REX common shareholders	$5,236	$5,182

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended April 30,
	2023	2022

Ethanol	$157,549	$146,462
Dried distillers grains	39,706	31,897
Distillers corn oil	13,081	11,102
Modified distillers grains	1,565	4,355
Derivative financial instruments gains	730	322
Other	83	90
Total	$212,714	$194,228

The following table summarizes selected operating data:

	Three Months Ended April 30,
	2023	2022
Average selling price per gallon of ethanol (net of hedging)	$2.21	$2.28
Gallons of ethanol sold (in millions)	71.5	64.5
Average selling price per ton of dried distillers grains	$244.85	$218.90
Tons of dried distillers grains sold	162,166	145,714
Average selling price per pound of distillers corn oil	$0.63	$0.63
Pounds of distillers corn oil sold (in millions)	20.6	17.7
Average selling price per ton of modified distillers grains	$127.58	$118.09
Tons of modified distillers grains sold	12,270	36,879

Net sales and revenue in the quarter ended April 30, 2023 increased approximately 10% compared to the prior year’s first quarter, driven by an increase in quantities sold in the first quarter of 2023 compared to the first quarter of 2022.

Ethanol sales increased in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 as the quantities sold at our consolidated plants during the first quarter of fiscal year 2023 increased 11% from the prior year comparable period due to improved logistics in the current year, offset slightly by a lower average selling price on ethanol. Additionally, fewer ethanol contracts were sold net of freight according to contract terms in the first quarter of fiscal year 2023 compared to fiscal year 2022, which benefitted revenue in fiscal year 2023.

Dried distillers grains sales increased in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 as the average price per ton sold increased 12%, as well as a 11% increase in tons sold. The increase in the dried distillers grains selling price resulted primarily from an increase in corn prices as dried distillers grains prices often correlate with corn pricing.

Distillers corn oil sales increased in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 as the number of pounds sold increased 16% over the prior year first quarter.

Modified distillers grains sales decreased in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 due to a decrease in tons sold of 67%, offset partially by an 8% increase in price per ton sold. The increase in the modified distillers grains selling price resulted primarily from an increase in corn prices. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuates from time to time based on upon market conditions.

Gains on derivative financial instruments, included in net sales and revenue, of approximately $0.7 million in the first quarter of fiscal year 2023 related to our risk management activities and were impacted by the price movements and types of contracts entered into at one of our consolidated ethanol plants. There were gains on derivative financial instruments of approximately $0.3 million during the first quarter of fiscal year 2022.

Cost of sales increased approximately 8% in the quarter ended April 30, 2023, compared to the prior year first quarter. Corn accounted for approximately 83% ($163.9 million) of our cost of sales during the first quarter of fiscal year 2023 compared to approximately 84% ($152.7 million) during the first quarter of fiscal year 2022. The cost of corn increased approximately $29.6 million due to higher average corn prices and higher corn usage during the period. This increase was offset by hedging activities which resulted in lower cost of sales of $18.4 million, compared to the first quarter of 2022. Natural gas accounted for approximately 5% ($10.7 million) of our cost of sales during the first quarter of fiscal year 2023 compared to approximately 6% ($10.8 million) during the first quarter of fiscal year 2022.

As a result of the foregoing, gross profit for the first quarter of fiscal year 2023 increased approximately $3.1 million compared to the prior year’s first quarter.

We attempt to match quantities of ethanol, distillers grains and distillers corn oil sales contracts with an appropriate quantity of corn purchase contracts over a given time period when we can obtain a satisfactory margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price sales contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months.

SG&A expenses were approximately $10.6 million for the first quarter of fiscal year 2023, compared to approximately $5.2 million of expenses for the first quarter of fiscal year 2022. These increases were primarily the result of $4.8 million more outbound freight expense in the first quarter of fiscal year 2023 as more sales contracts provided for shipping to be paid by us to a third party compared to the first quarter of fiscal year 2022. In addition, performance bonus expense for the first quarter of fiscal year 2023 was approximately $0.6 million higher than the first quarter of fiscal year 2022, due in part to the addition of the RSUs granted to certain executive officers, as well as other increases in both the annual bonus accrued and restricted stock awards paid to directors and certain employees of the company.

During the first quarter of fiscal year 2023, we recognized income from our equity investment in Big River of approximately $1.5 million compared to income of approximately $2.0 million for the first quarter of fiscal year 2022. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.1 million gallons of ethanol shipped in the trailing twelve months ended April 30, 2023. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $2.8 million for the first quarter of fiscal year 2023 versus approximately $0.2 million for the first quarter of fiscal year 2022. The increase is primarily due to an increase in interest income as yields on our excess cash and short-term investments increased in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022.

As a result of the foregoing, income before income taxes was approximately $8.7 million for the first quarter of fiscal year 2023 versus approximately $8.8 million for the first quarter of fiscal year 2022.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $2.0 million and approximately $1.8 million for the three months ended April 30, 2023 and 2022, respectively.

As a result of the foregoing, net income was approximately $6.7 million for the first quarter of fiscal year 2023 compared to approximately $7.0 million for the first quarter of fiscal year 2022.

Income related to noncontrolling interests was approximately $1.5 million for the first quarter of fiscal year 2023 compared to $1.8 million for the first quarter of fiscal year 2022. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders from for the first quarter of fiscal year 2023 was approximately $5.2 million, consistent with net income attributable to REX common shareholders of approximately $5.2 million for the first quarter of fiscal year 2022.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $10.6 million for the first three months of fiscal year 2023, compared to cash used in operating activities of approximately $17.7 million for the first three months of fiscal year 2022. For the first three months of fiscal year 2023, cash was provided by net income of approximately $6.7 million, adjusted for non-cash items of approximately $4.2 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock-based compensation expense. An increase in the balance of accounts receivable used cash of approximately $4.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories decreased over the first three months of fiscal year 2023, providing cash of $7.4 million. An increase in the balance of other assets of approximately $3.3 million primarily relates to changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value. An increase in the balance of refundable income taxes of approximately $2.0 million primarily relates to amounts paid toward taxes currently payable for the previous fiscal year and quarterly estimated tax payments. An decrease in the balance of accounts payable used cash of approximately $16.1 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $3.4 million.

Net cash used in operating activities was approximately $17.7 million for the first three months of fiscal year 2022. For the first three months of fiscal year 2022, cash was provided by net income of approximately $7.0 million, adjusted for non-cash items of approximately $5.2 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision and stock-based compensation expense. A decrease in the balance of accounts receivable provided cash of approximately $0.4 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories increased by approximately $14.2 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods, as well as an increase in commodity prices. An increase in the balance of other assets of approximately $3.6 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. A decrease in the balance of refundable income taxes of approximately $0.6 million primarily relates to amount currently payable on income from the first three months of the fiscal year. A decrease in the balance of accounts payable used cash of approximately $13.2 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $0.1 million.

At April 30, 2023, working capital was approximately $324.8 million, compared to approximately $318.0 million at January 31, 2023. The ratio of current assets to current liabilities was 10.0 to 1 at April 30, 2023 and 6.8 to 1 at January 31, 2023.

Cash of approximately $21.0 million was provided by investing activities for the first three months of fiscal year 2023, compared to cash used by investing activities of approximately $142.8 million during the first three months of fiscal year 2022. During the first three months of fiscal year 2023, we had capital expenditures of approximately $4.2 million, primarily for various expansion and carbon intensity score reduction projects at the One Earth and NuGen facilities. We expect capital expenditures to be in the range of approximately $60 million to $70 million for the remainder of fiscal year 2023, primarily related to these projects. During the first three months of fiscal year 2023, we purchased short-term U.S. Treasury Bills of approximately $102.3 million, while U.S. Treasury Bills of approximately $127.6 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $142.8 million was used in investing activities for the first three months of fiscal year 2022. During the first three months of fiscal year 2022, we had capital expenditures of approximately $1.5 million, primarily for improvements at the One Earth and NuGen facilities. During the first three months of fiscal year 2022, we purchased U.S. Treasury Bills of approximately $161.6 million. During the first three months of fiscal year 2022 certificates of deposit of approximately $20.3 million matured. The certificates of deposit and U.S. Treasury Bills had maturities of less than one year and we classified as short-term investments.

Cash of approximately $716,000 was used in financing activities for the first three months of fiscal year 2023 for payments to noncontrolling interests holders, compared to approximately $1,000 for the first three months of fiscal year 2022.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program with 876,786 shares remaining authorized at April 30, 2023. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the effect of pandemics such as COVID-19 on the Company’s business operations, including impacts on supplies, demand, personnel and other factors, the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, distillers corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy, changes in foreign currency exchange rates and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following April 30, 2023 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	284,000	Gallons	$62,953
Corn	101,000	Bushels	$57,604
Distillers Grains	729	Tons	$14,932
Distillers Corn Oil	82,100	Pounds	$3,962
Natural Gas	7,400	MmBtu	$1,612

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business, We believe that any current proceedings will not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split-adjusted). At April 30, 2023, a total of 876,786 shares remained available to purchase under this authorization.

There were no share repurchases by the Company in the first quarter of fiscal year 2023.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	May 26, 2023

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	May 26, 2023
32