Form 10-Q
period 2023-07-31
REX AMERICAN RESOURCES Corp
filed 2023-09-01
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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

Yes ☐ No ☒

At the close of business on August 31, 2023, the registrant had 17,503,745 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)	July 31,	January 31,
	2023	2023
Assets:
Current assets:
Cash and cash equivalents	$102,166	$69,612
Short-term investments	182,209	211,331
Restricted cash	2,009	1,735
Accounts receivable	31,998	25,162
Inventory	45,960	48,744
Refundable income taxes	5,654	2,962
Prepaid expenses and other	17,947	13,098
Total current assets	387,943	372,644
Property and equipment, net	135,144	135,497
Operating lease right-of-use assets	12,713	15,214
Other assets	19,554	23,179
Equity method investment	37,582	33,045
Total assets	$592,936	$579,579

Liabilities and equity:
Current liabilities:
Accounts payable – trade (includes $1.2 million and $1.5 million with related parties at July 31, 2023 and January 31, 2023, respectively)	$22,100	$34,091
Current operating lease liabilities	5,095	5,180
Accrued expenses and other current liabilities	20,346	15,328
Total current liabilities	47,541	54,599
Long-term liabilities:
Deferred taxes	1,097	1,097
Long-term operating lease liabilities	7,605	9,855
Other long-term liabilities	3,144	3,034
Total long-term liabilities	11,846	13,986
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	3,181	578
Retained earnings	655,117	640,826
Treasury stock	(192,037)	(193,721)
Total REX shareholders’ equity	466,560	447,982
Noncontrolling interests	66,989	63,012
Total equity	533,549	510,994
Total liabilities and equity	$592,936	$579,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net sales and revenue	$211,977	$240,328	$424,691	$434,556
Cost of sales (includes $26,399 and $35,319 with related parties for the quarters ended July 31, 2023 and 2022, respectively, and $59,887 and $66,077 with related parties for the six months ended July 31, 2023 and 2022, respectively)	193,625	226,225	396,173	408,545

Gross profit	18,352	14,103	28,518	26,011

Selling, general and administrative expenses	(8,618)	(6,667)	(14,387)	(11,866)
Equity in income of unconsolidated affiliates	3,047	3,598	4,537	5,549
Interest and other income, net	3,271	8,181	6,072	8,355

Income before income taxes	16,052	19,215	24,740	28,049
Provision for income taxes	(3,768)	(4,330)	(5,756)	(6,178)

Net income	12,284	14,885	18,984	21,871
Net income attributable to noncontrolling interests	(3,229)	(3,715)	(4,693)	(5,519)
Net income attributable to REX common shareholders	$9,055	$11,170	$14,291	$16,352

Weighted average shares outstanding – basic and diluted	17,460	17,772	17,427	17,777

Basic and diluted net income per share attributable to REX common shareholders	$0.52	$0.63	$0.82	$0.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Six Months Ended July 31, 2023 and 2022

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at January 31, 2023	29,853	$299	12,463	$(193,721)	$578	$640,826	$63,012	$510,994

Net income						5,236	1,464	6,700

Noncontrolling interests distribution and other							(716)	(716)

Issuance of equity awards and stock based compensation expense	–	–	–	61	362	–	–	423

Balance at April 30, 2023	29,853	299	12,463	(193,660)	940	646,062	63,760	517,401

Net income						9,055	3,229	12,284

Issuance of equity awards and stock based compensation expense	–	–	(113)	1,623	2,241	–	–	3,864

Balance at July 31, 2023	29,853	$299	12,350	$(192,037)	$3,181	$655,117	$66,989	$533,549

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares
	Issued		Treasury		Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Earnings	Interests	Equity
Balance at January 31, 2022	29,853	$299	12,092	$(181,114)	$611,607	$56,770	$487,562

Net income					5,182	1,804	6,986

Noncontrolling interests distribution and other						(1)	(1)

Issuance of equity awards and stock based compensation expense	–	–	–	8	36	–	44

Balance at April 30, 2022	29,853	299	12,092	(181,106)	616,825	58,573	494,591

Net income					11,170	3,715	14,885

Treasury stock acquired			222	(6,193)			(6,193)

Noncontrolling interests distribution and other						(1,632)	(1,632)

Issuance of equity awards and stock based compensation expense	–	–	(101)	303	1,486	–	1,789

Balance at July 31, 2022	29,853	$299	12,213	$(186,996)	$629,481	$60,656	$503,440

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)	Six Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net income including noncontrolling interests	$18,984	$21,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,915	8,984
Amortization of operating lease right-of-use assets	2,671	2,835
Income from equity method investments	(4,537)	(5,549)
Interest income from investments	(3,967)	(488)
Deferred income tax	3,947	4,153
Stock based compensation expense	3,892	856
Loss on sale of property and equipment – net	205	5
Changes in assets and liabilities:
Accounts receivable	(6,836)	(12,738)
Inventories	2,784	(7,703)
Refundable income taxes	(2,692)	779
Other assets	(5,153)	(2,153)
Accounts payable, trade	(12,595)	(11,254)
Other liabilities	3,019	1,173
Net cash provided by operating activities	8,637	771
Cash flows from investing activities:
Capital expenditures	(8,173)	(2,936)
Purchase of short-term investments	(194,400)	(189,988)
Sale of short-term investments	227,490	25,882
Proceeds from sale of real estate and property and equipment	10	-
Deposits	(20)	-
Net cash provided by (used in) investing activities	24,907	(167,042)
Cash flows from financing activities:
Treasury stock acquired	-	(6,193)
Payments to noncontrolling interests holders	(716)	(1,633)
Net cash used in financing activities	(716)	(7,826)

Net increase (decrease) in cash, cash equivalents and restricted cash	32,828	(174,097)
Cash, cash equivalents and restricted cash, beginning of period	71,347	232,068
Cash, cash equivalents and restricted cash, end of period	$104,175	$57,971

Non cash investing activities – Accrued capital expenditures	$1,029	$260
Non cash financing activities – Stock awards accrued	$570	$563
Non cash financing activities – Stock awards issued	$965	$1,539
Right-of-use assets acquired and liabilities incurred upon lease execution	$312	$4,507

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$102,166	$54,639
Restricted cash	2,009	3,332
Total cash, cash equivalents and restricted cash	$104,175	$57,971

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

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

Cost of Sales

Cost of sales includes depreciation, costs of raw materials, third-party freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, plant management, certain compensation costs and general facility overhead charges.

Selling, General and Administrative (“SG&A”) Expenses

The Company includes non-production related costs such as professional fees, selling charges and certain payroll in SG&A expenses.

Change in Accounting Principles

Effective for the second quarter of fiscal year 2023, the Company changed the method of accounting for shipping and handling costs for products sold to customers from recorded within “Selling, general and administrative expenses” to recorded within “Cost of sales” on the accompanying Consolidated Statements of Operations. While both presentations are allowable under accounting principles generally accepted in the United States of America, the Company believes that this change in classification is preferable because it improves the comparability of gross margin between periods and among industry peers.

The following tables show the effect of the retrospective change to the Consolidated Statements of Operations previously presented:

	Three Months Ended April 30, 2023

	As Previously Reported	Effect of Change	As Currently Reported
Cost of sales	$197,685	$4,863	$202,548

Gross profit	$15,029	$(4,863)	$10,166

Selling, general and administrative	$(10,632)	$4,863	$(5,769)

	Three Months Ended July 31, 2022

	As Previously Reported	Effect of Change	As Currently Reported
Cost of sales	$223,744	$2,481	$226,225

Gross profit	$16,584	$(2,481)	$14,103

Selling, general and administrative	$(9,148)	$2,481	$(6,667)

	Six Months Ended July 31, 2022

	As Previously Reported	Effect of Change	As Currently Reported
Cost of sales	$406,060	$2,485	$408,545

Gross profit	$28,496	$(2,485)	$26,011

Selling, general and administrative	$(14,351)	$2,485	$(11,866)

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $6.4 million and $1.1 million and received no refunds during the six months ended July 31, 2023 and 2022, respectively.

As of July 31, 2023, and January 31, 2023, total unrecognized tax benefits were approximately $19,034,000. Accrued penalties and interest were approximately $57,000 and approximately $55,000 at July 31, 2023 and January 31, 2023, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18.9 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventories

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded inventory write-downs of approximately $0.2 million and $0.7 million in cost of sales at July 31, 2023 and January 31, 2023, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	July 31, 2023	January 31, 2023
Ethanol and other finished goods	$7,072	$12,695
Work in process	7,297	10,194
Corn and other raw materials	31,591	25,855
Total	$45,960	$48,744

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first six months of fiscal years 2023 or 2022.

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

Short-term investments, consisting of U.S. government obligations and certificates of deposit, are considered held to maturity, and therefore are carried at amortized historical cost.

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

The majority of the Company’s sales have payment terms ranging from 5 to 10 days after transfer of control. The Company has determined that sales contracts do not generally include a significant financing component. The Company has not historically entered into sales contracts in which payment is due from a customer prior to transferring product to the customer. Thus, the Company does not record unearned revenue.

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Sales of products
Ethanol	$167,360	$190,807	$324,908	$337,269
Dried distillers grains	31,943	34,261	71,649	66,158
Distillers corn oil	11,419	14,223	24,500	25,325
Modified distillers grains	1,090	2,456	2,656	6,811
Derivative financial instrument gains (losses)	130	(1,474)	860	(1,152)
Other	35	55	118	145
Total	$211,977	$240,328	$424,691	$434,556

Note 4. Leases

At July 31, 2023, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Operating lease expense	$1,431	$1,991	$3,192	$3,601
Variable lease expense	61	271	303	665
Total lease expense	$1,492	$2,262	$3,495	$4,266

The following table is a summary of future minimum rentals on such leases at July 31, 2023 (amounts in thousands):

Years Ended January 31,	Minimum Rentals
Remainder of 2024	$2,853
2025	4,477
2026	2,325
2027	2,276
2028	1,846
Thereafter	491
Total	14,268
Less: present value discount	1,568
Operating lease liabilities	$12,700

At July 31, 2023, the weighted average remaining lease term is 3.4 years, and the weighted average discount rate is 5.53% for the outstanding leases. At January 31, 2023, the weighted average remaining lease term was 3.7 years, and the weighted average discount rate was 5.51% for the outstanding leases.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2023 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Commodity futures asset (1)	$-	$5,673	$-	$5,673

Forward purchase contracts liability (2)	$-	$10,707	$-	$10,707

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2023 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Forward purchase contracts asset (1)	$-	$105	$-	$105
Commodity futures asset (1)	-	80	-	80
Total assets	$-	$185	$-	$185

Forward purchase contracts liability (2)	$-	$355	$-	$355
Commodity futures liability (2)	-	67	-	67
Total liabilities	$-	$422	$-	$422

(1) The forward purchase contracts and commodity futures assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2) The commodity futures and forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

There were no assets measured at fair value on a non-recurring basis at July 31, 2023 or January 31, 2023.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2023	January 31, 2023
Land and improvements	$31,130	$30,194
Buildings and improvements	23,784	23,707
Machinery, equipment, and fixtures	303,730	299,665
Construction in progress	13,162	10,255
	371,806	363,821
Less: Accumulated depreciation	(236,662)	(228,324)
Total	$135,144	$135,497

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	July 31, 2023	January 31, 2023
Deferred taxes	$18,018	$21,964
Other	1,536	1,215
Total	$19,554	$23,179

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2023	January 31, 2023
Accrued payroll and related items	$2,820	$4,428
Accrued utility charges	2,507	4,116
Accrued transportation related items	530	1,311
Accrued real estate taxes	2,463	1,850
Commodity futures	-	67
Forward purchase contracts	10,707	355
Accrued income taxes	64	2,049
Other	1,255	1,152
Total	$20,346	$15,328
16

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	July 31, 2023	January 31, 2023	July 31, 2023	January 31, 2023
Commodity futures (1)	$5,673	$80	$-	$67
Forward purchase contracts (2)	-	105	10,707	355
Total	$5,673	$185	$10,707	$422

(1) Commodity futures assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts include short/sell positions for approximately 9.6 million bushels at July 31, 2023. These contracts included short/sell positions and long/buy positions for approximately 3.2 million bushels and 725,000 bushels of corn, respectively at January 31, 2023. Commodity futures liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions for approximately 1.4 million bushels of corn at January 31, 2023.

(2) Forward contract liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts were for purchases of approximately 16.3 million bushels and 12.8 million bushels of corn at July 31, 2023 and January 31, 2023, respectively. Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts were for purchases of approximately 5.2 million bushels of corn at January 31, 2023.

As of July 31, 2023, and January 31, 2023, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparties. The Company’s accounting policy is to offset positions and amounts owed with the same counterparties. As of July 31, 2023, and January 31, 2023, the gross positions of the enforceable master netting agreements were not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparties may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $2.0 million and $1.7 million to secure the Company’s derivative liability positions at July 31, 2023 and January 31, 2023, respectively, which is recorded as “Restricted cash” on the accompanying Consolidated Balance Sheets.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized gains and (losses), which are included in “Net sales and revenue” in the accompanying Consolidated Statement of Operations, on derivative financial instruments related to ethanol sales contracts of approximately $0.1 million and $(1.5) million for the second quarter of fiscal years 2023 and 2022, respectively. The Company recognized gains and (losses) on derivative financial instruments related to ethanol sales contracts of approximately $0.9 million and $(1.2) million for the first six months of fiscal years 2023 and 2022, respectively.

The Company recognized losses, which are included in “Cost of sales” in the accompanying Consolidated Statement of Operations, on derivative financial instruments related to corn purchase contracts of approximately $0.8 and of $1.2 million for the second quarter of fiscal years 2023 and 2022, respectively. The Company recognized gains (losses) on derivative financial instruments related to corn purchase contracts of approximately $5.0 million and $(12.9) million for the first six months of fiscal years 2023 and 2022, respectively.

Note 10. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at July 31, 2023 and January 31, 2023 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	July 31, 2023	January 31, 2023
Big River	10.3%	$37,582	$33,045

Undistributed earnings of the Company’s equity method investee totaled approximately $17.6 million and approximately $13.0 million at July 31, 2023 and January 31, 2023, respectively. The Company did not receive any dividends from its equity method investee in the first six months of fiscal year 2023 or 2022.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net sales and revenue	$402,119	$450,396	$776,622	$802,142
Gross profit	$36,973	$27,137	$54,525	$49,161
Income from continuing operations	$29,552	$34,891	$43,999	$53,816
Net income	$29,552	$34,891	$43,999	$53,816

Short-term Investments

At July 31, 2023, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $182.2 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 5.1%. Unrealized gains or losses were insignificant.

At January 31, 2023, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $211.3 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 3.9%. Unrealized gains or losses were insignificant.

Note 11. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (“TSR”) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At July 31, 2023, 1,229,116 shares remain available for issuance under the Plan, excluding the impact of the 67,500 restricted stock units that may vest between zero and 135,000 shares of stock depending on certain performance metrics being achieved.

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

At July 31, 2023 and January 31, 2023, unrecognized compensation cost related to nonvested restricted stock awards was approximately $638,000 and $450,000 respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Six Months Ended July 31, 2023

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)
Non-Vested at January 31, 2023	81,264	$2,320	2
Granted	113,726	3,945
Forfeited	-	-
Vested	32,135	896

Non-Vested at July 31, 2023	162,855	$5,369	3

	Six Months Ended July 31, 2022

		Weighted	Weighted
		Average Grant	Average Remaining
	Non-Vested	Date Fair Value	Vesting Term
	Shares	(000’s)	(in years)
Non-Vested at January 31, 2022	30,167	$773	1
Granted	70,689	2,032
Forfeited	-	-
Vested	18,403	451

Non-Vested at July 31, 2022	82,453	$2,354	3

Restricted Stock Units (“RSUs”)

In May 2022, the Company issued a total of 67,500 RSUs to certain officers. The number of RSUs eligible to vest will be determined based on how the Company’s TSR compares to the TSR of companies that comprise the Russell 2000 Index during the performance period ending December 31, 2024. The number of RSUs eligible to vest ranges from zero percent to two hundred percent, depending on actual performance during the performance period. While dilutive, the impact to earnings per share is not material to the financial statements.

For the three and six-month periods ended July 31, 2023, the Company recognized compensation cost of approximately $265,000 and $529,000, respectively related to the RSUs. For the three and six-month periods ended July 31, 2022, the Company recognized compensation cost of approximately $188,000 related to the RSUs. Unrecognized compensation cost related to the RSUs at July 31, 2023 and January 31, 2023, was approximately $1.5 million and 2.0 million, respectively.

Note 12. Income Taxes

The Company’s income tax provision was approximately $3.8 million and $4.3 million for the three months ended July 31, 2023 and 2022, respectively. The Company’s income tax provision was approximately $5.8 and $6.2 million for the six months ended July 31, 2023 and 2022, respectively.

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

	Six Months Ended July 31,
	2023	2022
Unrecognized tax benefits, beginning of period	$19,088	$16,781
Changes for prior years’ tax positions	3	93
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$19,091	$16,874

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsels’ evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. The Company recorded a liability of $250,000 at July 31, 2023 and

January 31, 2023, as a probable and reasonably estimable loss associated with a legal contingency for a patent infringement case involving our refined coal facility which is no longer in operation.

At July 31, 2023, One Earth and NuGen had combined forward purchase contracts for approximately 16.3 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 2.6 million MmBtu (million British thermal unit) of natural gas.

At July 31, 2023, One Earth and NuGen had combined sales commitments for approximately 41.3 million gallons of ethanol, approximately 88,000 tons of distillers grains and approximately 15.7 million pounds of distillers corn oil.

At July 31, 2023, One Earth had signed contracts in place for capital projects with approximately $28.5 million remaining in future payments.

Note 14. Related-Party Transactions

During the second quarters of fiscal years 2023 and 2022, One Earth and NuGen purchased approximately $26.4 million and $35.3 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. Such purchases totaled approximately $59.9 million and $66.1 million for the six months ended July 31, 2023 and 2022, respectively. The Company had amounts payable to related parties of approximately $1.2 million and $1.5 million at July 31, 2023 and January 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At July 31, 2023, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at July 31, 2023:

Entity	REX’s Current Ownership Interest
One Earth Energy, LLC	75.8%
NuGen Energy, LLC	99.7%
Big River Resources, LLC:
Big River Resources W Burlington, LLC	10.3%
Big River Resources Galva, LLC	10.3%
Big River United Energy, LLC	5.7%
Big River Resources Boyceville, LLC	10.3%

Our ethanol operations and the results thereof are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, distillers corn oil and natural gas, and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy, foreign trade, and international disruptions caused by wars or conflicts. Because the market prices of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains, soybean meal prices, and the results of federal policy decisions and trade negotiations can impact ethanol and distillers grains prices), at times ethanol and distillers grains prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol or distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

Through our affiliate, One Earth Energy, LLC, we are in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. We have applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”). In addition, we have signed a construction contract for a facility to capture, dehydrate, and compress carbon dioxide from the One Earth Energy ethanol plant to a state suitable for sequestration. We expect to begin site construction during the third quarter of fiscal year 2023 and complete construction by July 31, 2024, at which time testing of the facility would commence. We are currently working on an engineering design study for a short pipeline to deliver carbon dioxide from the ethanol plant to the sequestration site. Although we have made meaningful progress with this project, we continue to complete required documentation for various government agencies and obtain other approvals with no assurances of ultimate success.

We also intend to concurrently expand the One Earth ethanol plant. We have received a permit to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, planned for late 2024, we intend to apply for a 200 million gallon per year permit from the EPA. Finally, we continue to work to identify ways to reduce our carbon intensity (“CI”) score at the One Earth plant with the intention to maximize tax credits available under the Inflation Reduction Act.

If all approvals are received, we expect the total cost of these projects to be approximately $165 million, which we currently plan to pay from our available cash. As of the quarter ended July 31, 2023, we have spent or committed $41.9 million toward these projects. If successful, we believe we would qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”) and section 45Z of the Internal Revenue Code (“45Z”), as outlined in the Inflation Reduction Act.

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

Critical Accounting Policies and Estimates

During the three months ended July 31, 2023, we did not change any of our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2023.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date. For example, “fiscal year 2023” means the period February 1, 2023 to January 31, 2024.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty on the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023, and the EPA was given the authority to calculate and establish the target volumes for subsequent periods. The EPA also has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their obligation to submit renewable identification numbers (“RINs”) for the oil they process. The EPA, through consultation with the Department of Energy and the U.S. Department of Agriculture (“USDA”), can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons.

On June 21, 2023, the EPA issued final Renewable Fuel Standard volume obligations for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.25 billion gallons for 2023 and 15.0 billion gallons for each of 2024 and 2025.

The USDA reported the United States corn harvest in 2022 was 13.7 billion bushels, a decrease of 9% from the prior year. The 2022 corn harvest near the NuGen Energy, LLC ethanol plant was below average for that area, which has lead to increased corn cost and lower supply for that plant.

On August 11, 2023, the USDA forecasted the 2023 U.S. corn harvest to be 15.1 billion bushels, which, if realized, would be the second highest on record. That forecast was based on then available information to the USDA, and the actual harvest could differ if, for example, there is unfavorable weather prior to the harvest.

Due to the Russian-Ukraine conflict, corn and natural gas supplies worldwide have been adversely affected, which has contributed to volatility in the prices for both commodities and has impacted corn availability in the United States.

The Inflation Reduction Act of 2022 (the “IRA”) will likely impact our business by creating a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, that would be dependent on the level of greenhouse gas emissions reduction for each gallon of ethanol produced and sold, available for years 2025 to 2027. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton under section 45Q of the Internal Revenue Code. Taxpayers may elect to be treated as making a payment against tax for 100% of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts include (a) extending the biodiesel tax credit, which could positively impact our distillers corn oil prices, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creating a new tax credit for sustainable aviation fuel; (c) funding biofuel refueling infrastructure which could positively impact the availability of higher level ethanol blended fuel; and (d) providing for production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol. Certain rules and implementation guidance associated with the IRA have yet to be finalized, so we cannot determine the full impact it may have on our business at this time.

Should any of the trends and uncertainties mentioned above continue, our future operating results could be impacted.

Comparison of Three and Six Months Ended July 31, 2023 and 2022

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net sales and revenue	$211,977	$240,328	$424,691	$434,556
Cost of sales	193,625	226,225	396,173	408,545
Gross profit	$18,352	$14,103	$28,518	$26,011

Income before income taxes	$16,052	$19,215	$24,740	$28,049

Provision for income taxes	$(3,768)	$(4,330)	$(5,756)	$(6,178)

Net income attributable to REX common shareholders	$9,055	$11,170	$14,291	$16,352
26

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Ethanol	$167,360	$190,807	$324,908	$337,269
Dried distillers grains	31,943	34,261	71,649	66,158
Distillers corn oil	11,419	14,223	24,500	25,325
Modified distillers grains	1,090	2,456	2,656	6,811
Derivative financial instruments gains (losses)	130	(1,474)	860	(1,152)
Other	35	55	118	145
Total	$211,977	$240,328	$424,691	$434,556

The following table summarizes selected operating data:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Average selling price per gallon of ethanol (net of hedging)	$2.42	$2.65	$2.32	$2.47
Gallons of ethanol sold (in millions)	69.1	71.4	140.6	135.9
Average selling price per ton of dried distillers grains	$226.48	$249.62	$236.30	$233.80
Tons of dried distillers grains sold	141,043	137,250	303,209	282,964
Average selling price per pound of distillers corn oil	$0.55	$0.72	$0.59	$0.68
Pounds of distillers corn oil sold (in millions)	20.7	19.7	41.3	37.4
Average selling price per ton of modified distillers grains	$103.01	$128.50	$116.20	$121.65
Tons of modified distillers grains sold	10,583	19,110	22,853	55,989

Net sales and revenue in the quarter ended July 31, 2023 decreased approximately 12% compared to the prior year’s second quarter. Net sales and revenue in the first six months ended July 31, 2023 decreased approximately 2% compared to the first six months of fiscal year 2022.

Ethanol sales decreased in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 as the quantities sold at our consolidated plants during the second quarter of fiscal year 2023 decreased 3% from the prior year comparable period as well as a 9% decrease in the average selling price on ethanol. Ethanol sales decreased 4% in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022, driven by a 6% decrease in selling price, offset partially by a 3% increase in gallons sold. The decrease in the ethanol selling price resulted primarily from a decrease in commodity prices.

Dried distillers grains sales decreased 7% in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 as the average price per ton sold decreased 9%, offset by a 3% increase in tons sold. The decrease in the dried distillers grains selling price resulted primarily from a decrease in corn prices as dried distillers grains prices often correlate with corn pricing. Dried distillers grains sales increased 8% in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022, primarily driven by a 7% increase in tons sold. In addition, there was a 1% increase in the price of dried distillers grains compared to the first six months of fiscal year 2022.

Distillers corn oil sales decreased in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 as the selling price of distillers corn oil decreased 24% over the prior year second quarter, offset partially by a 5% increase in pounds sold. Distillers corn oil sales decreased in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 as the selling price of distillers corn oil decreased 13% over the prior year, offset partially by a 11% increase in pounds sold.

Modified distillers grains sales decreased in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 due to a decrease in tons sold of 45%, as well as a 20% decrease in price per ton sold. Modified distillers grains sales decreased in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 due to a decrease in tons sold of 59%, as well as a 4% decrease in price per ton sold. The decrease in the modified distillers grains selling price resulted primarily from a decrease in corn prices. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuates from time to time based upon market conditions.

Gains on derivative financial instruments, included in net sales and revenue, of approximately $0.1 million in the second quarter of fiscal year 2023, compared to losses on derivative financial instruments of approximately $1.5 million during the second quarter of fiscal year 2022. For the first six months of fiscal year 2023, gains on derivative financial instruments, included in net sales and revenue, were approximately $0.9 million, compared to losses of $1.2 million in the first six months of fiscal year 2022. These gains and losses are related to our risk management activities and were impacted by the price movements and types of contracts entered into at one of our consolidated ethanol plants.

Cost of sales decreased approximately 14% in the quarter ended July 31, 2023, compared to the prior year second quarter. Corn accounted for approximately 82% ($158.0 million) of our cost of sales during the second quarter of fiscal year 2023 compared to approximately 84% ($186.9 million) during the second quarter of fiscal year 2022. The cost of corn decreased approximately $28.7 million due primarily to lower corn prices, as well as a decrease in corn used during the quarter ended July 31, 2023, compared to the prior year second quarter. Natural gas accounted for approximately 3% ($6.4 million) of our cost of sales during the second quarter of fiscal year 2023 compared to approximately 7% ($15.3 million) during the second quarter of fiscal year 2022. Cost of sales decreased approximately 3% in the six months ended July 31, 2023, compared to the prior year comparable period. Corn accounted for approximately 81% ($321.8 million) of our cost of sales during the first six months of fiscal year 2023 compared to approximately 84% ($339.6 million) during the first six months of fiscal year 2022. The decrease in the cost of corn was primarily attributable to lower corn prices during the six month period ended July 31, 2023, compared to the prior year comparable period, partially offset by an increase in corn used between the two periods. Natural gas accounted for approximately 4% ($17.1 million) of our cost of sales during the first six months of fiscal year 2023 compared to approximately 6% ($26.2 million) during the first six months of fiscal year 2022.

As a result of the foregoing, gross profit for the second quarter of fiscal year 2023 increased approximately $4.2 million compared to the prior year’s second quarter. Gross profit for the first six months of fiscal year 2023 increased approximately $2.5 million compared to the first six months of fiscal year 2022.

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

SG&A expenses were approximately $8.6 million for the second quarter of fiscal year 2023, compared to approximately $6.7 million of expenses for the second quarter of fiscal year 2022. SG&A expenses were approximately $14.4 million for the first six months of fiscal year 2023, compared to approximately $11.9 million for the first six months of fiscal year 2022. The increases are primarily related to restricted stock awards granted to certain executive officers in the second quarter of 2023, which were expensed upon issuance.

During the second quarter of fiscal year 2023, we recognized income from our equity investment in Big River of approximately $3.0 million compared to income of approximately $3.6 million for the second quarter of fiscal year 2022. During the first six months of fiscal year 2023, we recognized income from our equity investment in Big River of approximately $4.5 million compared to income of approximately $5.5 million during the first six months of fiscal year 2022. During the second quarter of 2022, COVID-19 relief grants from the USDA received by Big River contributed $1.6 million to the income we recognized in 2022. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 37.9 million gallons of ethanol shipped in the trailing twelve months ended July 31, 2023. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $3.3 million for the second quarter of fiscal year 2023 versus approximately $8.2 million for the second quarter of fiscal year 2022. Interest and other income was approximately $6.1 million for the first six months of 2023 versus approximately $8.4 million for the first six months of fiscal year 2022. The decrease is due to the Company’s consolidated plants receiving COVID-19 relief grants from the USDA totaling approximately $7.8 million in the second quarter of 2022, which was offset by an increase in interest income in the current year as yields on our excess cash and short-term investments increased in fiscal year 2023, compared to 2022.

As a result of the foregoing, income before income taxes was approximately $16.1 million and $19.2 million for the second quarters of fiscal year 2023 and 2022, respectively. Income before income taxes was approximately $24.7 million and $28.0 million for the first six months of fiscal year 2023 and 2022, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $3.8 million and $4.3 million for the three months ended July 31, 2023 and 2022, respectively. Our income tax provision was approximately $ 5.8 million and $6.2 million for the first six months of fiscal year 2023 and 2022, respectively.

As a result of the foregoing, net income was approximately $12.3 million for the second quarter of fiscal year 2023 compared to approximately $14.9 million for the second quarter of fiscal year 2022. Net income was approximately $19.0 million for the first six months of fiscal year 2023 compared to approximately $21.9 million for the first six months of fiscal year 2022.

Net income attributable to noncontrolling interests was approximately $3.2 million for the second quarter of fiscal year 2023 compared to $3.7 million for the second quarter of fiscal year 2022. Net income attributable to noncontrolling interests was approximately $4.7 million for the first six months of fiscal year 2023 compared to approximately $5.5 million for the first six months of fiscal year 2022. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders from for the second quarter of fiscal year 2023 was approximately $9.1 million, compared to net income attributable to REX common shareholders of approximately $11.2 million for the second quarter of fiscal year 2022. Net income attributable to REX common shareholders from the first six months of fiscal year 2023 was approximately $14.3 million, compared to net income attributable to REX common shareholders of approximately $16.4 million for the first six months of fiscal year 2022.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $8.6 million for the first six months of fiscal year 2023, compared to cash provided by operating activities of approximately $0.8 million for the first six months of fiscal year 2022. For the first six months of fiscal year 2023, cash was provided by net income of approximately $19.0 million, adjusted for non-cash items of approximately $11.1 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on sale of property and equipment. An increase in the balance of accounts receivable used cash of approximately $6.8 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories decreased over the first six months of fiscal year 2023, providing cash of $2.8 million. An increase in the balance of other assets of approximately $5.2 million primarily relates to changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value. An increase in the balance of refundable income taxes of approximately $2.7 million primarily relates to overpayment of taxes currently payable for the previous fiscal year and quarterly estimated tax payments. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $12.6 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $3.0 million.

Net cash provided by operating activities was approximately $0.8 million for the first six months of fiscal year 2022. For the first six months of fiscal year 2022, cash was provided by net income of approximately $21.9 million, adjusted for non-cash items of approximately $10.8 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on sale of property and equipment. An increase in the balance of accounts receivable used cash of approximately $12.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen in addition to higher sales and pricing. Inventories increased by approximately $7.7 million, primarily a result of the timing of receipt of raw materials and the shipment of finished goods, as well as an increase in commodity prices. An increase in the balance of other assets of approximately $2.2 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. A decrease in the balance of refundable income taxes of approximately $0.8 million primarily relates to amounts currently payable on income from the first six months of the fiscal year. A decrease in the balance of accounts payable used cash of approximately $11.3 million, which was primarily a result of the timing of inventory receipts and vendor payments. An increase in the balance of other liabilities provided cash of approximately $1.2 million.

At July 31, 2023, working capital was approximately $340.4 million, compared to approximately $318.0 million at January 31, 2023. The ratio of current assets to current liabilities was 8.2 to 1 at July 31, 2023 and 6.8 to 1 at January 31, 2023.

Cash of approximately $24.9 million was provided by investing activities for the first six months of fiscal year 2023, compared to cash used by investing activities of approximately $167.0 million during the first six months of fiscal year 2022. During the first six months of fiscal year 2023, we had capital expenditures of approximately $8.2 million, primarily for various capital projects at our consolidated ethanol plants, including expansion and carbon intensity (“CI”) score reduction projects at the One Earth facility. During the first six months of fiscal year 2023, we purchased short-term U.S. Treasury Bills of approximately $194.4 million, while U.S. Treasury Bills of approximately $227.5 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $167.0 million was used in investing activities for the first six months of fiscal year 2022. During the first six months of fiscal year 2022, we had capital expenditures of approximately $2.9 million, primarily for improvements at the One Earth and NuGen facilities. During the first six months of fiscal year 2022, we purchased U.S. Treasury Bills of approximately $190.0 million. During the first six months of fiscal year 2022 certificates of deposit of approximately $25.9 million matured. The certificates of deposit and U.S. Treasury Bills had maturities of less than one year and we classified as short-term investments.

Cash of approximately $0.7 million was used in financing activities for the first six months of fiscal year 2023 for payments to noncontrolling interests holders, compared to approximately $1.6 million for the first six months of fiscal year 2022. No treasury stock was acquired in the first six months of fiscal year 2023, compared to $6.2 million in the first six months of fiscal year 2022.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program with 876,786 shares remaining authorized at July 31, 2023. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe meet our investment criteria. If all approvals are received, we expect capital expenditures related to the construction at the One Earth plant, inclusive of the carbon sequestration project, plant capacity expansion and ongoing efforts to reduce the CI scoring, to approximate $165 million, which we currently plan to pay from our available cash. As of July 31, 2023, approximately $13.4 million has been spent on these projects, with $50 million to $60 million planned to be spent during the remainder of fiscal year 2023.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following July 31, 2023 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price
Ethanol	284,000	Gallons	$60,709
Corn	101,000	Bushels	$54,184
Distillers Grains	665	Tons	$11,328
Distillers Corn Oil	88,000	Pounds	$4,118
Natural Gas	7,400	MmBtu	$1,717

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split-adjusted). At July 31, 2023, a total of 876,786 shares remained available to purchase under this authorization.

There were no share repurchases by the Company in the second quarter of fiscal year 2023.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

18	Preferability Letter from RSM US LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	September 1, 2023

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	September 1, 2023
36