Form 10-Q
period 2023-10-31
REX AMERICAN RESOURCES Corp
filed 2023-12-04
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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

Yes ☐ No ☒

At the close of business on December 1, 2023, the registrant had 17,503,745 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)	October 31, 2023	January 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$72,828	$69,612
Short-term investments	259,172	211,331
Restricted cash	1,728	1,735
Accounts receivable	30,138	25,162
Inventory	37,515	48,744
Refundable income taxes	4,448	2,962
Prepaid expenses and other	12,256	13,098
Total current assets	418,085	372,644
Property and equipment, net	144,567	135,497
Operating lease right-of-use assets	14,516	15,214
Other assets	13,589	23,179
Equity method investment	36,807	33,045
Total assets	$627,564	$579,579

Liabilities and equity:
Current liabilities:
Accounts payable – trade (includes $1.9 million and $1.5 million with related parties at October 31, 2023 and January 31, 2023, respectively)	$28,766	$34,091
Current operating lease liabilities	5,082	5,180
Accrued expenses and other current liabilities	14,842	15,328
Total current liabilities	48,690	54,599
Long-term liabilities:
Deferred taxes	1,097	1,097
Long-term operating lease liabilities	9,157	9,855
Other long-term liabilities	3,072	3,034
Total long-term liabilities	13,326	13,986
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	3,475	578
Retained earnings	681,193	640,826
Treasury stock	(191,974)	(193,721)
Total REX shareholders’ equity	492,993	447,982
Noncontrolling interests	72,555	63,012
Total equity	565,548	510,994
Total liabilities and equity	$627,564	$579,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Net sales and revenue	$221,079	$220,277	$645,770	$654,833
Cost of sales (includes $32,723 and $35,155 with related parties for the quarters ended October 31, 2023 and 2022, respectively, and $92,610 and $101,240 with related parties for the nine months ended October 31, 2023 and 2022, respectively)	181,789	211,004	577,962	619,549

Gross profit	39,290	9,273	67,808	35,284

Selling, general and administrative expenses	(7,609)	(5,823)	(21,996)	(17,689)
Equity in income of unconsolidated affiliates	4,738	661	9,275	6,210
Interest and other income, net	4,863	1,983	10,935	10,338

Income before income taxes	41,282	6,094	66,022	34,143
Provision for income taxes	(9,640)	(1,196)	(15,396)	(7,374)

Net income	31,642	4,898	50,626	26,769
Net income attributable to noncontrolling interests	(5,566)	(1,714)	(10,259)	(7,233)
Net income attributable to REX common shareholders	$26,076	$3,184	$40,367	$19,536

Weighted average shares outstanding – basic and diluted	17,531	17,591	17,461	17,714

Basic and diluted net income per share attributable to REX common shareholders	$1.49	$0.18	$2.31	$1.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Nine Months Ended October 31, 2023 and 2022

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2023	29,853	$299	12,350	$(192,037)	$3,181	$655,117	$66,989	$533,549

Net income						26,076	5,566	31,642

Issuance of equity awards and stock based compensation expense				63	294			357

Balance at October 31, 2023	29,853	$299	12,350	$(191,974)	$3,475	$681,193	$72,555	$565,548

Balance at January 31, 2023	29,853	$299	12,463	$(193,721)	$578	$640,826	$63,012	$510,994

Net income						40,367	10,259	50,626

Noncontrolling interests distribution and other							(716)	(716)

Issuance of equity awards and stock based compensation expense			(113)	1,747	2,897			4,644

Balance at October 31, 2023	29,853	$299	12,350	$(191,974)	$3,475	$681,193	$72,555	$565,548

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Nine Months Ended October 31, 2023 and 2022

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

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income including noncontrolling interests	$50,626	$26,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,371	13,503
Amortization of operating lease right-of-use assets	3,766	4,105
Income from equity method investments	(9,275)	(6,210)
Dividends received from equity method investments	5,513	3,007
Interest income from investments	(6,950)	(1,098)
Deferred income tax	10,048	4,964
Stock based compensation expense	5,146	1,295
Loss (gain) on sale of property and equipment – net	205	(91)
Changes in assets and liabilities:
Accounts receivable	(4,976)	3,146
Inventories	11,229	180
Refundable income taxes	(1,486)	66
Other assets	409	649
Accounts payable, trade	(5,622)	7,990
Other liabilities	(4,812)	(4,281)
Net cash provided by operating activities	67,192	53,994
Cash flows from investing activities:
Capital expenditures	(22,359)	(7,182)
Purchase of short-term investments	(378,381)	(307,371)
Maturity of short-term investments	337,490	180,527
Proceeds from sale of real estate and property and equipment	10	-
Deposits	(27)	-
Net cash used in investing activities	(63,267)	(134,026)
Cash flows from financing activities:
Treasury stock acquired	-	(13,012)
Payments to noncontrolling interests holders	(716)	(1,730)
Net cash used in financing activities	(716)	(14,742)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,209	(94,774)
Cash, cash equivalents and restricted cash, beginning of period	71,347	232,068
Cash, cash equivalents and restricted cash, end of period	$74,556	$137,294

Non cash investing activities – Accrued capital expenditures	$722	$93
Non cash financing activities – Stock awards accrued	$1,467	$679
Non cash financing activities – Stock awards issued	$965	$1,539
Right-of-use assets acquired and liabilities incurred upon lease execution	$3,210	$7,632

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$72,828	$135,986
Restricted cash	1,728	1,308
Total cash, cash equivalents and restricted cash	$74,556	$137,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023

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

The following tables show the effect of the retrospective change to the Consolidated Statements of Operations previously presented:

	Three Months Ended October 31, 2022

	As Previously Reported	Effect of Change	As Currently Reported

Cost of sales	$208,941	$2,063	$211,004

Gross profit	$11,336	$(2,063)	$9,273

Selling, general and administrative	$(7,886)	$2,063	$(5,823)

	Nine Months Ended October 31, 2022

	As Previously Reported	Effect of Change	As Currently Reported

Cost of sales	$615,001	$4,548	$619,549

Gross profit	$39,832	$(4,548)	$35,284

Selling, general and administrative	$(22,237)	$4,548	$(17,689)

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $8.7 million and $2.2 million and received no refunds during the nine months ended October 31, 2023 and 2022, respectively.

As of October 31, 2023, and January 31, 2023, total unrecognized tax benefits were approximately $19,033,000. Accrued penalties and interest were approximately $64,000 and approximately $55,000 at October 31, 2023 and January 31, 2023, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18.9 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventory

Inventories are carried at the lower of cost or net realizable value on a first-in, first-out basis. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities associated with producing ethanol and related by-products. Inventory is written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company did not record any inventory write-downs at October 31, 2023. The Company recorded inventory write-downs of approximately $0.7 million in cost of sales at January 31, 2023. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2023	January 31, 2023

Ethanol and other finished goods	$8,035	$12,695
Work in process	5,697	10,194
Corn and other raw materials	23,783	25,855
Total	$37,515	$48,744
11

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first nine months of fiscal years 2023 or 2022.

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

Short-term investments, consisting of U.S. government obligations, are considered held to maturity, and therefore are carried at amortized historical cost.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Ethanol	$170,194	$165,135	$495,103	$502,404
Dried distillers grains	34,983	38,009	106,632	104,167
Distillers corn oil	14,756	14,648	39,257	39,973
Modified distillers grains	1,159	2,477	3,814	9,288
Derivative financial instrument (losses) gains	(20)	8	840	(1,144)
Other	7	-	124	145
Total	$221,079	$220,277	$645,770	$654,833

Note 4. Leases

At October 31, 2023, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Operating lease expense	$1,499	$2,060	$4,691	$5,661
Variable lease expense	(26)	92	277	757
Total lease expense	$1,473	$2,152	$4,968	$6,418
13

The following table is a summary of future minimum rentals on such leases at October 31, 2023 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2024	$1,582
2025	5,108
2026	2,955
2027	2,907
2028	2,477
Thereafter	1,154
Total	16,183
Less: present value discount	1,944
Operating lease liabilities	$14,239

At October 31, 2023, the weighted average remaining lease term is 3.5 years, and the weighted average discount rate is 5.87% for the outstanding leases. At January 31, 2023, the weighted average remaining lease term was 3.7 years, and the weighted average discount rate was 5.51% for the outstanding leases.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2023 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Commodity futures asset (1)	$-	$172	$-	$172

Forward purchase contracts liability (2)	$-	$1,405	$-	$1,405
Commodity futures liability (2)	-	7	-	7
Total liabilities	$-	$1,412	$-	$1,412

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2023 aresummarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$105	$-	$105
Commodity futures asset (1)	-	80	-	80
Total assets	$-	$185	$-	$185

Forward purchase contracts liability (2)	$-	$355	$-	$355
Commodity futures liability (2)	-	67	-	67
Total liabilities	$-	$422	$-	$422

(1) The forward purchase contracts and commodity futures assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2) The commodity futures and forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2023	January 31, 2023

Land and improvements	$31,205	$30,194
Buildings and improvements	23,796	23,707
Machinery, equipment, and fixtures	305,310	299,665
Construction in progress	25,367	10,255
	385,678	363,821
Less: Accumulated depreciation	(241,111)	(228,324)
Total	$144,567	$135,497

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	October 31, 2023	January 31, 2023

Deferred taxes	$11,916	$21,964
Other	1,673	1,215
Total	$13,589	$23,179

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2023	January 31, 2023

Accrued payroll and related items	$6,943	$4,428
Accrued utility charges	2,749	4,116
Accrued transportation related items	918	1,311
Accrued real estate taxes	1,387	1,850
Commodity futures	7	67
Forward purchase contracts	1,405	355
Accrued income taxes	130	2,049
Other	1,303	1,152
Total	$14,842	$15,328
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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 31, 2023	January 31, 2023	October 31, 2023	January 31, 2023

Commodity futures (1)	$172	$80	$7	$67
Forward purchase contracts (2)	-	105	1,405	355
Total	$172	$185	$1,412	$422

(1) Commodity futures assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts include short/sell positions and long/buy positions for approximately 0.5 million bushels and 4.7 million bushels of corn, respectively, at October 31, 2023. These contracts included short/sell positions and long/buy positions for approximately 3.2 million bushels and 725,000 bushels of corn, respectively, at January 31, 2023. Commodity futures liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts include short/sell positions and long/buy positions for approximately 45,000 bushels and 1.3 million bushels of corn, respectively, at October 31, 2023.These contracts included short/sell positions for approximately 1.4 million bushels of corn at January 31, 2023.

(2) Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts were for purchases of approximately 5.2 million bushels of corn at January 31, 2023. Forward contract liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts were for purchases of approximately 13.8 million bushels and 12.8 million bushels of corn at October 31, 2023 and January 31, 2023, respectively.

As of October 31, 2023, and January 31, 2023, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements with the counterparties. The Company’s accounting policy is to offset positions and amounts owed with the same counterparties. As of October 31, 2023, and January 31, 2023, the gross positions of the enforceable master netting agreements were not significantly different from the net positions presented in the table above. Depending on the amount of an unrealized loss on a derivative contract held by the Company, the counterparties may require collateral to secure the Company’s derivative contract position. The Company was required to maintain collateral in the amount of approximately $1.7 million to secure the Company’s derivative liability positions at both October 31, 2023 and January 31, 2023, which is recorded as “Restricted cash” on the accompanying Consolidated Balance Sheets.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized (losses) and gains, which are included in “Net sales and revenue” in the accompanying Consolidated Statement of Operations, on derivative financial instruments related to ethanol sales contracts of approximately $(20,000) and $8,000 for the third quarter of fiscal years 2023 and 2022, respectively. The Company recognized gains and (losses) on derivative financial instruments related to ethanol sales contracts of approximately $0.8 million and $(1.1) million for the first nine months of fiscal years 2023 and 2022, respectively.

The Company recognized gains, which are included in “Cost of sales” in the accompanying Consolidated Statement of Operations, on derivative financial instruments related to corn purchase contracts of approximately $10.6 million and of $9,000 for the third quarter of fiscal years 2023 and 2022, respectively. The Company recognized gains (losses) on derivative financial instruments related to corn purchase contracts of approximately $15.7 million and $(12.9) million for the first nine months of fiscal years 2023 and 2022, respectively.

Note 10. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at October 31, 2023 and January 31, 2023 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	October 31, 2023	January 31, 2023

Big River	10.3%	$36,807	$ 33,045

Undistributed earnings of the Company’s equity method investee totaled approximately $16.8 million and approximately $13.0 million at October 31, 2023 and January 31, 2023, respectively. The Company received dividends from its equity method investee of approximately $5.5 million and $3.0 million in the first nine months of fiscal year 2023 and 2022, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Net sales and revenue	$351,390	$398,838	$1,128,012	$1,200,980
Gross profit	$52,869	$11,432	$107,395	$60,593
Income from continuing operations	$45,955	$6,415	$89,954	$60,230
Net income	$45,955	$6,415	$89,954	$60,230

Short-term Investments

At October 31, 2023, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $259.2 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 5.5%. Unrealized gains or losses were insignificant.

At January 31, 2023, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $211.3 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 3.9%. Unrealized gains or losses were insignificant.

Note 11. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (“TSR”) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At October 31, 2023, 1,229,116 shares remain available for issuance under the Plan, excluding the impact of the 67,500 restricted stock units that may vest between zero and 135,000 shares of stock depending on certain performance metrics being achieved.

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

At October 31, 2023 and January 31, 2023, unrecognized compensation cost related to nonvested restricted stock awards was approximately $545,000 and $450,000 respectively. The following tables summarize non-vested restricted stock award activity for the periods presented:

	Nine Months Ended October 31, 2023

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2023	81,264	$2,320	2
Granted	113,726	3,945
Forfeited	-	-
Vested	32,135	896

Non-Vested at October 31, 2023	162,855	$5,369	2

	Nine Months Ended October 31, 2022

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2022	30,167	$773	1
Granted	70,689	2,032
Forfeited	-	-
Vested	18,403	451

Non-Vested at October 31, 2022	82,453	$2,354	2

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

For the three and nine-month periods ended October 31, 2023, the Company recognized compensation cost of approximately $265,000 and $794,000, respectively, related to the RSUs. For the three and nine-month periods ended October 31, 2022, the Company recognized compensation cost of approximately $253,000 and $441,100, respectively, related to the RSUs. Unrecognized compensation cost related to the RSUs at October 31, 2023 and January 31, 2023, was approximately $1.2 million and $2.0 million, respectively.

Note 12. Income Taxes

The Company’s income tax provision was approximately $9.6 million and $1.2 million for the three months ended October 31, 2023 and 2022, respectively. The Company’s income tax provision was approximately $15.4 and $7.4 million for the nine months ended October 31, 2023 and 2022, respectively.

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

	Nine Months Ended October 31,
	2023	2022

Unrecognized tax benefits, beginning of period	$19,088	$16,781
Changes for prior years’ tax positions	9	94
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$19,097	$16,875
21

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsel’s evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. The Company maintained a liability of $250,000 at October 31, 2023 and January 31, 2023, as a probable and reasonably estimable loss associated with a legal contingency for a patent infringement case involving our refined coal facility which is no longer in operation.

At October 31, 2023, One Earth and NuGen had combined forward purchase contracts for approximately 13.8 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 1.6 million MmBtu (million British thermal unit) of natural gas.

At October 31, 2023, One Earth and NuGen had combined sales commitments for approximately 53.8 million gallons of ethanol, approximately 111,000 tons of distillers grains and approximately 14.2 million pounds of distillers corn oil.

At October 31, 2023, One Earth had signed non-cancelable contracts for capital projects with approximately $38.1 million remaining in future payments, of which $31.2 million is related to One Earth’s carbon sequestration project and $6.9 million relates to planned plant expansion.

Note 14. Related-Party Transactions

During the third quarters of fiscal years 2023 and 2022, One Earth and NuGen purchased approximately $32.7 million and $35.2 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. Such purchases totaled approximately $92.6 million and $101.2 million for the nine months ended October 31, 2023 and 2022, respectively. The Company had amounts payable to related parties of approximately $1.9 million and $1.5 million at October 31, 2023 and January 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At October 31, 2023, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at October 31, 2023:

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

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

Through our affiliate, One Earth Energy, LLC, we are in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. We have applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”). In addition, we have begun construction for a facility to capture, dehydrate, and compress carbon dioxide from the One Earth Energy ethanol plant to a state suitable for sequestration. We expect to complete construction by July 31, 2024, at which time testing of the facility would commence. We have submitted an application for a short pipeline to deliver carbon dioxide from the ethanol plant to the sequestration site. Although we have made meaningful progress and significant investments in this project, we continue to complete required documentation for various government agencies and obtain other approvals with no assurances of ultimate success.

We also intend to concurrently expand the One Earth ethanol plant. We recently received a permit to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, planned for late 2024, we intend to apply for a 200 million gallon per year permit from the EPA. Finally, we continue to work to identify ways to reduce our carbon intensity (“CI”) score at the One Earth plant with the intention to maximize tax credits available under the Inflation Reduction Act.

If all approvals and permits are received, we expect the total cost of these projects to be approximately $165 million, which we currently plan to pay from our available cash. As of October 31, 2023, we have spent $16.0 million life-to-date and are contractually committed to spend an additional $31.2 million toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we would qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”) and section 45Z of the Internal Revenue Code (“45Z”), as outlined in the Inflation Reduction Act. As of October 31, 2023, we have spent $8.5 million life-to-date and are contractually committed to spend an additional $6.9 million toward plant capacity expansion and ongoing efforts to reduce our CI scoring.

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

Critical Accounting Policies and Estimates

During the three months ended October 31, 2023, we did not change any of our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2023.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date. For example, “fiscal year 2023” means the period February 1, 2023 to January 31, 2024.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty on the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023, and the EPA was given the authority to calculate and establish the target volumes for subsequent periods. The EPA also has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their obligation to submit renewable identification numbers (“RINs”) for the oil they process. The EPA, through consultation with the Department of Energy and the U.S. Department of Agriculture (“USDA”), can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. In recent years, the EPA had largely denied small refiners on their requested waivers. On November 22, 2023, the Fifth U.S. Circuit Court of Appeals (the “Court”) ruled against the EPA on six small refiner exemptions the EPA had previously denied. The Court remanded those six petitions back to the EPA and each refinery will continue to operate under temporary small refiner exemptions previously offered to them by the Court.

On June 21, 2023, the EPA issued final Renewable Fuel Standard volume obligations for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.25 billion gallons for 2023 and 15.0 billion gallons for each of 2024 and 2025.

In November 2023, the USDA forecasted the 2023 U.S. corn harvest to be 15.2 billion bushels. This represents approximately an 11% increase over the prior year. That forecast was based upon then available information to the USDA.

Due to the Russian-Ukraine conflict, corn and natural gas supplies worldwide have been adversely affected at times. This could contribute to the volatility in the prices for both commodities and could impact corn availability in the United States.

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

Through our subsidiary One Earth Energy LLC we have begun construction of a carbon capture facility along with a planned carbon sequestration site near our ethanol plant using a short pipeline. We have spent approximately $16.0 million to date and have commitments of approximately $31.2 million towards this project. We continue to work on required approvals and permits required to complete this project without guarantee that we will be able to receive these permits.

Should any of the trends and uncertainties mentioned above continue, our future operating results could be impacted.

Comparison of Three and Nine Months Ended October 31, 2023 and 2022

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Net sales and revenue	$221,079	$220,277	$645,770	$654,833
Cost of sales	181,789	211,004	577,962	619,549
Gross profit	$39,290	$9,273	$67,808	$35,284

Income before income taxes	$41,282	$6,094	$66,022	$34,143

Provision for income taxes	$(9,640)	$(1,196)	$(15,396)	$(7,374)

Net income attributable to REX common shareholders	$26,076	$3,184	$40,367	$19,536

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Ethanol	$170,194	$165,135	$495,103	$502,404
Dried distillers grains	34,983	38,009	106,632	104,167
Distillers corn oil	14,756	14,648	39,257	39,973
Modified distillers grains	1,159	2,477	3,814	9,288
Derivative financial instruments (losses) gains	(20)	8	840	(1,144)
Other	7	-	124	145
Total	$221,079	$220,277	$645,770	$654,833
27

The following table summarizes selected operating data:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Average selling price per gallon of ethanol (net of hedging)	$2.32	$2.49	$2.32	$2.48
Gallons of ethanol sold (in millions)	73.2	66.3	213.8	202.1
Average selling price per ton of dried distillers grains	$194.94	$230.29	$220.92	$232.51
Tons of dried distillers grains sold	179,451	165,052	482,660	448,016
Average selling price per pound of distillers corn oil	$0.61	$0.74	$0.60	$0.70
Pounds of distillers corn oil sold (in millions)	24.1	19.8	65.5	57.1
Average selling price per ton of modified distillers grains	$85.86	$116.49	$104.94	$120.23
Tons of modified distillers grains sold	13,496	21,264	36,349	77,253

Net sales and revenue in the quarter ended October 31, 2023 increased less than 1% compared to the prior year’s third quarter. Net sales and revenue in the first nine months ended October 31, 2023 decreased approximately 1% compared to the first nine months of fiscal year 2022.

Ethanol sales increased 3% in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 as the quantities sold at our consolidated plants during the third quarter of fiscal year 2023 increased 10% from the prior year comparable period, offset by a 7% decrease in the average selling price on ethanol. Ethanol sales decreased 1% in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022, driven by a 6% decrease in selling price, offset partially by a 6% increase in gallons sold. The decrease in the ethanol selling price resulted primarily from a decrease in commodity prices.

Dried distillers grains sales decreased 8% in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 as the average price per ton sold decreased 15%, offset by a 9% increase in tons sold. The decrease in the dried distillers grains selling price resulted primarily from a decrease in corn prices as dried distillers grains prices often correlate with corn pricing. Dried distillers grains sales increased 2% in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022, primarily driven by a 8% increase in tons sold, offset by a 5% decrease in price per ton sold.

Distillers corn oil sales increased approximately 1% in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 as the amount of pounds sold increased 22%, offset partially by a 18% decrease in the price per ton sold. Distillers corn oil sales decreased approximately 2% in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 as the selling price of distillers corn oil decreased 14% over the prior year, offset partially by a 15% increase in pounds sold. The decrease in the distillers corn oil selling price resulted primarily from a decrease in commodity prices.

Modified distillers grains sales decreased in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 due to a 37% decrease in tons sold, as well as a 26% decrease in price per ton sold. Modified distillers grains sales decreased in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 due to a 53% decrease in tons sold, as well as a 13% decrease in price per ton sold. The decrease in the modified distillers grains selling price resulted primarily from a decrease in corn prices. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuates from time to time based upon market conditions.

Losses on derivative financial instruments, included in net sales and revenue, were approximately $20,000 in the third quarter of fiscal year 2023, compared to gains on derivative financial instruments of approximately $8,000 during the third quarter of fiscal year 2022. For the first nine months of fiscal year 2023, gains on derivative financial instruments, which are included in net sales and revenue, were approximately $0.8 million, compared to losses of $1.1 million in the first nine months of fiscal year 2022. These gains and losses are related to our risk management activities and were impacted by the price movements and types of contracts entered into at one of our consolidated ethanol plants.

Cost of sales decreased approximately 14% in the quarter ended October 31, 2023, compared to the prior year third quarter. Corn accounted for approximately 80% ($145.2 million) of our cost of sales during the third quarter of fiscal year 2023 compared to approximately 82% ($172.5 million) during the third quarter of fiscal year 2022. The cost of corn decreased primarily due to lower corn prices, partially offset by an increase in corn used between the two periods. Natural gas accounted for approximately 3% ($6.2 million) of our cost of sales during the third quarter of fiscal year 2023 compared to approximately 6% ($12.2 million) during the third quarter of fiscal year 2022. Cost of sales decreased approximately 7% in the nine months ended October 31, 2023, compared to the prior year comparable period. Corn accounted for approximately 81% ($467.0 million) of our cost of sales during the first nine months of fiscal year 2023 compared to approximately 83% ($512.2 million) during the first nine months of fiscal year 2022. The cost of corn decreased primarily due to lower corn prices during the nine-month period ended October 31, 2023, compared to the prior year comparable period, partially offset by an increase in corn used between the two periods. Natural gas accounted for approximately 4% ($23.3 million) of our cost of sales during the first nine months of fiscal year 2023 compared to approximately 6% ($35.9 million) during the first nine months of fiscal year 2022.

As a result of the foregoing, gross profit for the third quarter of fiscal year 2023 increased approximately $30.0 million compared to the prior year’s third quarter. Gross profit for the first nine months of fiscal year 2023 increased approximately $32.5 million compared to the first nine months of fiscal year 2022.

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

SG&A expenses were approximately $7.6 million for the third quarter of fiscal year 2023, compared to approximately $5.8 million of expenses for the third quarter of fiscal year 2022. SG&A expenses were approximately $22.0 million for the first nine months of fiscal year 2023, compared to approximately $17.7 million for the first nine months of fiscal year 2022. The increases are primarily related to the increase in performance bonus expense as a result of higher net income in 2023. In addition, the year-to-date increase is also impacted by restricted stock awards granted to certain executive officers in the second quarter of 2023, which were expensed upon issuance.

During the third quarter of fiscal year 2023, we recognized income from our equity investment in Big River of approximately $4.7 million compared to income of approximately $0.7 million for the third quarter of fiscal year 2022. During the first nine months of fiscal year 2023, we recognized income from our equity investment in Big River of approximately $9.3 million compared to income of approximately $6.2 million during the first nine months of fiscal year 2022. During the second quarter of 2022, COVID-19 relief grants from the USDA received by Big River contributed $1.6 million to the income we recognized in 2022. The third quarter of fiscal year 2023 benefited approximately $195,000 from an additional USDA payment. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.0 million gallons of ethanol shipped in the trailing twelve months ended October 31, 2023. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $4.9 million for the third quarter of fiscal year 2023 versus approximately $2.0 million for the third quarter of fiscal year 2022. Interest and other income was approximately $10.9 million for the first nine months of 2023 versus approximately $10.3 million for the first nine months of fiscal year 2022. During 2022, the Company’s consolidated plants received COVID-19 relief grants from the USDA totaling approximately $7.8 million in the second quarter. Each plant received an additional payment from that program in 2023, totaling $1.0 million. The remaining change in both the three-month and nine-month periods related to increased interest income in the current year as yields on our excess cash and short-term investments increased in fiscal year 2023, compared to 2022.

As a result of the foregoing, income before income taxes was approximately $41.3 million and $6.1 million for the third quarters of fiscal year 2023 and 2022, respectively. Income before income taxes was approximately $66.0 million and $34.1 million for the first nine months of fiscal year 2023 and 2022, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $9.6 million and $1.2 million for the three months ended October 31, 2023 and 2022, respectively. Our income tax provision was approximately $15.4 million and $7.4 million for the first nine months of fiscal year 2023 and 2022, respectively.

As a result of the foregoing, net income was approximately $31.6 million for the third quarter of fiscal year 2023 compared to approximately $4.9 million for the third quarter of fiscal year 2022. Net income was approximately $50.6 million for the first nine months of fiscal year 2023 compared to approximately $26.8 million for the first nine months of fiscal year 2022.

Net income attributable to noncontrolling interests was approximately $5.6 million for the third quarter of fiscal year 2023 compared to $1.7 million for the third quarter of fiscal year 2022. Net income attributable to noncontrolling interests was approximately $10.3 million for the first nine months of fiscal year 2023 compared to approximately $7.2 million for the first nine months of fiscal year 2022. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders from for the third quarter of fiscal year 2023 was approximately $26.1 million, compared to net income attributable to REX common shareholders of approximately $3.2 million for the third quarter of fiscal year 2022. Net income attributable to REX common shareholders from the first nine months of fiscal year 2023 was approximately $40.4 million, compared to net income attributable to REX common shareholders of approximately $19.5 million for the first nine months of fiscal year 2022.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $67.2 million for the first nine months of fiscal year 2023, compared to cash provided by operating activities of approximately $54.0 million for the first nine months of fiscal year 2022. For the first nine months of fiscal year 2023, cash was provided by net income of approximately $50.6 million, adjusted for non-cash items of approximately $16.3 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on sale of property and equipment. We received dividends from Big River of approximately $5.5 million in the first nine months of fiscal year 2023. An increase in the balance of accounts receivable used cash of approximately $5.0 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories decreased over the first nine months of fiscal year 2023, providing cash of $11.2 million. A decrease in the balance of other assets of approximately $0.4 million primarily relates to changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value. An increase in the balance of refundable income taxes of approximately $1.5 million primarily relates to overpayment of taxes currently payable for the previous fiscal year and quarterly estimated tax payments. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $5.6 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $4.8 million.

Net cash provided by operating activities was approximately $54.0 million for the first nine months of fiscal year 2022. For the first nine months of fiscal year 2022, cash was provided by net income of approximately $26.8 million, adjusted for non-cash items of approximately $16.5 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and gain on sale of property and equipment. We received dividends from Big River of approximately $3.0 million in the first nine months of fiscal year 2022. A decrease in the balance of accounts receivable provided cash of approximately $3.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories remained relatively flat over the first nine months of fiscal year 2022. A decrease in the balance of other assets of approximately $0.6 million primarily relates to changes in the carrying value of forward purchase contracts recorded at fair value. A decrease in the balance of refundable income taxes of approximately $66,000 primarily relates to amounts currently payable on income from the first nine months of the fiscal year, offset by quarterly estimated tax payments. An increase in the balance of accounts payable provided cash of approximately $8.0 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $4.3 million.

At October 31, 2023, working capital was approximately $369.4 million, compared to $318.0 million at January 31, 2023. The ratio of current assets to current liabilities was 8.6 to 1 at October 31, 2023 and 6.8 to 1 at January 31, 2023.

Cash of approximately $63.3 million was used by investing activities for the first nine months of fiscal year 2023, compared to cash used by investing activities of approximately $134.0 million during the first nine months of fiscal year 2022. During the first nine months of fiscal year 2023, we had capital expenditures of approximately $22.4 million, primarily for various capital projects at our consolidated ethanol plants, including $7.7 million for expansion and CI scoring reduction projects at the One Earth facility and $8.0 million for the carbon sequestration project. During the first nine months of fiscal year 2023, we purchased short-term U.S. Treasury Bills of approximately $378.4 million, while U.S. Treasury Bills of approximately $337.5 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $134.0 million was used in investing activities for the first nine months of fiscal year 2022. During the first nine months of fiscal year 2022, we had capital expenditures of approximately $7.2 million, primarily for improvements at the One Earth and NuGen facilities. During the first nine months of fiscal year 2022, we purchased U.S. Treasury Bills of approximately $307.4 million. During the first nine months of fiscal year 2022 certificates of deposit of approximately $180.5 million matured. The certificates of deposit and U.S. Treasury Bills had maturities of less than one year and we classified as short-term investments.

Cash of approximately $0.7 million was used in financing activities for the first nine months of fiscal year 2023 for payments to noncontrolling interests holders, compared to approximately $1.7 million for the first nine months of fiscal year 2022. No treasury stock was acquired in the first nine months of fiscal year 2023, compared to $13.0 million to purchase approximately 472,000 shares of our common stock in open market transactions in the first nine months of fiscal year 2022.

We are investigating various uses for our excess cash and short-term investments. We have a stock buyback program with 876,786 shares remaining authorized at October 31, 2023. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe meet our investment criteria. If all approvals and permits are received, we expect capital expenditures related to the construction at the One Earth plant to approximate $165 million, inclusive of the carbon sequestration project and plant capacity expansion and ongoing efforts to reduce CI scoring, which we currently plan to pay from our available cash. As of October 31, 2023, we have spent $16.0 million life-to-date and are contractually committed to spend an additional $31.2 million toward the carbon sequestration project. As of October 31, 2023, we have spent $8.5 million life-to-date and are contractually committed to spend an additional $6.9 million toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $40 million to $50 million during the remainder of fiscal year 2023.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the effect of pandemics such as COVID-19 on the Company’s business operations, including impacts on supplies, demand, personnel and other factors, the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, distillers corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, success in permitting and developing the planned carbon sequestration facility near the One Earth Energy ethanol plant, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy, changes in foreign currency exchange rates and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following October 31, 2023 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	284,000	Gallons	$ 49,365
Corn	101,400	Bushels	$ 44,646
Distillers Grains	681	Tons	$ 10,401
Distillers Corn Oil	89,800	Pounds	$ 4,779
Natural Gas	7,400	MmBtu	$ 2,384

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split-adjusted). At October 31, 2023, a total of 876,786 shares remained available to purchase under this authorization.

There were no share repurchases by the Company in the third quarter of fiscal year 2023.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation

Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi) /s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Chief Executive Officer and President (Chief Executive Officer) Vice President, Finance and Treasurer (Chief Financial Officer)	December 4, 2023 December 4, 2023
37