Form 10-K
period 2024-01-31
REX AMERICAN RESOURCES Corp
filed 2024-03-29
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2024              COMMISSION FILE NO. 001-09097

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

At the close of business on July 31, 2023, the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,222,857 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $565,698,474.

There were 17,503,745 shares of the registrant’s Common Stock outstanding as of March 28, 2024.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 11, 2024 are incorporated by reference into Part III of this Form 10-K.

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

General Overview

We reported net income attributable to REX common shareholders of $60.9 million in fiscal 2023 compared to approximately $27.7 million in fiscal 2022. Our ethanol business had increased profits in fiscal 2023 compared to fiscal 2022 as a result of higher crush spreads in fiscal 2023. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $4.40 in January 2024 to a high of $6.85 in February 2023. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.52 in January 2024 to a high of $2.67 in June 2023.

The form and structure of our ethanol investments are tailored to the specific needs and goals of each project and the local farmer group or investor with whom we partner. We generally participate in the oversight of our projects through our membership on the board of managers of the limited liability companies that own the plants. We provide management oversight and direction with respect to most aspects of plant operations for our consolidated ethanol companies. We have equity investments in three entities engaged in the production of ethanol as of January 31, 2024. The following table is a summary of our ethanol entity ownership interests at January 31, 2024:

Entity	Location	REX's Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	75.8%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	W. Burlington, IA Galva, IL Dyersville, IA Boyceville, WI	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 716 million gallons of ethanol over the twelve-month period ended January 31, 2024. REX’s effective ownership of gallons shipped, for the twelve-month period ended January 31, 2024, by the ethanol production facilities in which we have ownership interests was approximately 290 million gallons.

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

We expect our ethanol plants to produce approximately 2.9 gallons of denatured ethanol for each bushel of corn processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of corn processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of corn (divided by the realized yield) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward corn and natural gas purchase contracts, forward ethanol, distillers grains and distillers corn oil sale contracts, and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sales contracts with an appropriate quantity of corn purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol prices. Consequently, we generally execute fixed price ethanol contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

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

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. In October 2022, we applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”). In addition, we have begun construction of a facility to capture, dehydrate, and compress carbon dioxide from the One Earth Energy ethanol plant to a state suitable for sequestration. We expect to complete construction by July 31, 2024, at which time testing of the facility could commence, upon completion of other infrastructure. In October 2023, we submitted an application with the Illinois Commerce Commission to build a short pipeline to deliver carbon dioxide from the ethanol plant to the sequestration site. We continue to pursue obtaining a county special-use zoning permit. Although we have made meaningful progress and significant investments in this project, we continue to complete required documentation for various government agencies and obtain permits and other approvals with no assurances of ultimate success.

We also intend to concurrently expand the One Earth ethanol plant. We recently received a permit to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, planned for the first quarter of 2025, we intend to apply for a 200 million gallon per year permit from the EPA. Finally, we continue to work to identify ways to reduce our carbon intensity (“CI”) score at the One Earth plant with the intention of maximizing tax credits available under the Inflation Reduction Act. The Inflation Reduction Act created a new Clean Fuel Production Credit, available for calendar years 2025 – 2027, which established a credit of approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI score threshold to incentivize further increases in plant efficiencies within the industry.

We expect the total cost of these projects to be approximately $165 million to $175 million, which we currently plan to pay from our available cash. As of January 31, 2024, we had spent $25.8 million since inception and were contractually committed to spend an additional $22.6 million toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we would qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”), based on tons of carbon sequestered, and section 45Z of the Internal Revenue Code (“45Z”), based on gallons of ethanol produced, as outlined in the Inflation Reduction Act. As of January 31, 2024, we had spent $12.8 million since inception and were contractually committed to spend an additional $12.3 million toward plant capacity expansion and ongoing efforts to reduce our CI scoring.

NuGen Energy, LLC, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the carbon dioxide output of its ethanol production facility for sequestration, as well as reduce its net carbon emissions.

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

According to the Renewable Fuels Association (“RFA”), the United States ethanol industry produced an estimated 15.6 billion gallons of ethanol in 2023, compared to 15.4 billion gallons in 2022. Approximately 1.4 billion gallons were estimated to have been exported from the United States in 2023. According to the RFA, the United States ethanol industry consists of 198 plants in 24 states with an annual capacity of approximately 18.0 billion gallons of ethanol production.

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

The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived.

Under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to acquire and submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA has not granted any small refinery waivers for 2019-2022 and has continued that stance in the proposed volumes for 2023-2025. There remain multiple ongoing legal challenges to how the EPA has handled the small refinery waivers, including on November 22, 2023, a ruling by the Fifth U.S. Circuit Court of Appeals (the “Court”) against the EPA on six SREs the EPA had previously denied. The Court remanded those six petitions back to the EPA and each refinery will continue to operate under temporary SREs granted to them by the Court.

Ethanol Production

The plants in which we have invested are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, chemicals and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with a denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above-described process, the principal by-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed, which recovers a portion of the corn value not absorbed in ethanol production. Depending on market and operating conditions, we may also sell modified distillers grains, or wet distillers grains, by removing less liquid content compared to DDGS. We also generate revenues from the sale of distillers corn oil produced at our facilities. Distillers corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Most regular gasoline is produced using blendstock with an octane rating of 84, which is then increased to 87 (the minimum octane rating required in most states) by adding 10% ethanol according to the RFA. The industry is attempting to expand ethanol blending above the current 10% for most vehicles in use. The EPA has approved the use of 15% ethanol (“E-15”), which has an octane rating of 88, in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Previously, the EPA had not granted E-15 the same Reid vapor pressure (“RVP”) waiver as E-10 so it could only be sold from September 16 through May 31 for those vehicles in most markets. The EPA issued emergency waivers to allow the sale of E-15 for the summer months in both 2022 and 2023. Eight Midwest states (Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota, and Wisconsin) petitioned the EPA to allow year-round sales of E-15 in their states. The EPA has approved this request beginning in 2025.

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

Facilities

As of our fiscal year end, our consolidated ethanol entities owned a combined 1,477 acres of land and two facilities that shipped a combined quantity of approximately 286 million gallons of ethanol in fiscal year 2023. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio.

Human Capital Resources

The attraction, retention and development of employees is critical to our success. We accomplish these objectives through a variety of actions, including our competitive compensation policies, discretionary stock award programs, training initiatives, and growth opportunities within our Company. At January 31, 2024, we had 117 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

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

According to the RFA, the ethanol industry grew from approximately 1.5 billion gallons of domestic annual ethanol production in 1999 to a peak of approximately 16.1 billion gallons in 2018. In 2023 and 2022, the industry produced approximately 15.6 and 15.4 billion gallons, respectively, with the reduction from the peak year reflecting industry conditions and reduced demand. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

The financial returns on our ethanol investments are highly dependent on commodity prices, which are subject to significant volatility, uncertainty and regional supply shortages, so our results could fluctuate substantially.

The financial returns on our ethanol investments are highly dependent on commodity prices, especially prices for corn, natural gas, ethanol, distillers grains, distillers corn oil and gasoline, and availability of corn. As a result of the volatility of the prices for these items, our returns may fluctuate substantially and our investments could experience periods of declining prices for their products and increasing costs for their raw materials, which could result in operating losses at our ethanol plants.

The gross margin at our ethanol plants depends principally on the spread between ethanol, distillers grains, distillers corn oil, and corn prices. Fluctuations in the spread are likely to continue to occur. A sustained narrow or negative spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the results of operations at our ethanol plants.

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

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, foreign production, the value of the U.S. dollar, and general domestic and foreign economic, market and regulatory factors, including, but not limited to, the impacts from the Russian-Ukraine conflict as well as other conflicts and political unrest, both foreign and domestic. These factors include government policies and subsidies with respect to agriculture and international trade and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the production and/or supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants, to include intermittent production slowdowns or stoppages. Increasing domestic ethanol production could boost the demand for corn and result in increased corn prices. International demand for corn could also result in higher corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economic terms due to regional supply shortages, transportation issues, delays in farmer marketing decisions or unfavorable local pricing. The corn harvest near our NuGen facility for 2022 was negatively impacted by dry weather and impacted the supply of corn until the 2023 harvest. Such a shortage or price impact could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

Our risk management strategies may be ineffective and may expose us to decreased profitability and liquidity.

In an attempt to partially offset the impact of volatility of commodity prices, we enter into: i) forward contracts to sell a portion of our ethanol, distillers grains, and distillers corn oil production and to purchase a portion of our corn and natural gas requirements and; ii) commodity futures and swap agreements. The financial impact of these risk management activities is dependent upon, among other items, the prices involved and our ability to receive or deliver the commodities involved. Risk management activities can result in financial loss when positions are purchased in a declining market or when positions are sold in an increasing market. In addition, we may not be able to match the appropriate quantity of corn contracts with quantities of ethanol, distillers grains and distillers corn oil contracts. Further, our results may be impacted by a mismatch of gains or losses associated with the positions during a reporting period when the physical commodity purchase or sale has not yet occurred. We vary the amount and type of risk management techniques we utilize, and we may choose not to engage in any risk management activities. Should we fail to properly manage the inherent volatility of commodity prices, our results of operations and financial condition may be adversely affected.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that our ethanol plants use in their manufacturing process.

Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed as fuel in the production process. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond the ethanol plants’ control, such as weather conditions, overall economic conditions, export market, governmental regulation and foreign and domestic relations, including, but not limited to, the impacts from the Russian-Ukraine conflict. Significant disruptions in the supply of natural gas could impair or completely prevent the ethanol plants’ ability to economically manufacture ethanol for their customers. Furthermore, increases in natural gas prices may adversely affect results of operations and financial position at our ethanol plants.

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

Pricing of distillers corn oil is primarily driven by the demand from renewable diesel, biodiesel, and to some extent, sustainable aviation fuel markets. Distillers corn oil is marketed as a low-carbon feedstock to be used in these markets which may see expanded demand due to the extended blending tax credit, credits included in the Inflation Reduction Act and growing Low Carbon Fuel Standard (“LCFS”) markets, resulting in an impact to distillers corn oil demand. With a lower CI score, distillers corn oil may see improved pricing compared to heating oil and soybean oil, which it has traditionally tracked closely in price. Alternatively, other feedstocks such as cooking oil and animal fats, with lower CI scoring, could be preferred over distillers corn oil. A decrease in the price of or demand for distillers corn oil could negatively impact our results of operations.

Inflation could impact the cost and/or availability of material, labor and other input, which could adversely affect our operations.

We have experienced inflationary impacts on key production inputs, labor costs consisting of both wages and other labor-related costs, services, equipment and other inputs. These inflationary pressures could continue or worsen in future periods and may be beyond our control. We may not be able to pass these increased costs along to our customers through the products we sell. As a result, inflation and higher prices could negatively impact our results of operations.

Increased ethanol production or decreases in demand for ethanol may result in excess production capacity in the ethanol industry, which may cause the price of ethanol, distillers grains and distillers corn oil to decrease.

According to the RFA, domestic ethanol production capacity is approximately 18.0 billion gallons per year. Under RFS II, there were mandated volumes through 2022 for conventional and advanced biofuels. After 2022, RFS volumes are to be determined by the EPA in coordination with the Secretaries of Energy and Agriculture. The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025. In addition, for 2023 they restored 250 million gallons previously waived. The implied excess capacity over the EPA proposed volumes could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

A decrease in demand for ethanol may result in excess capacity, which could result from a number of factors, including, but not limited to, regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage or acquire non-gasoline powered vehicles. In addition, decreased overall economic activity could also lead to reduced gasoline consumption.

In addition, because ethanol production produces distillers grains and distillers corn oil as by-products, increased ethanol production will also lead to increased supplies of distillers grains and distillers corn oil. An increase in the supply of distillers grains and distillers corn oil, without corresponding increases in demand, could lead to lower prices or an inability to sell our ethanol plants’ distillers grains and distillers corn oil production. A decline in the price of distillers grains or distillers corn oil could have a material adverse effect on the results of our business, financial condition, and results of operations.

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

The United States exported an estimated 1.4 billion gallons of ethanol in 2023, up from approximately 1.3 and approximately 1.2 billion gallons in 2022 and 2021, respectively. In 2023 and 2022, an estimated 10.8 and 11.4 million metric tons, respectively, of distillers grains were exported, which represented approximately 34% of U.S production each year. If producers and exporters of ethanol and distillers grains are subject to trade restrictions, or additional duties are imposed on exports, it may make it uneconomical to export these products. The industry has experienced various trade policy disputes, tariffs and investigations in foreign countries that have adversely impacted the international demand for our products. Reduced international demand could lead to further oversupply and reduce pricing.

Future demand for ethanol is uncertain and changes in overall consumer demand for transportation fuel could affect demand.

There are limited markets for ethanol other than what is federally mandated. Increased consumer acceptance of E15 and E85 fuel is likely necessary in order for ethanol to achieve significant market share growth beyond federal mandate levels.

Consumer demand for gasoline may be impacted by emerging transportation trends, such as hybrid and electric vehicles. Numerous automobile manufacturers have announced plans to phase out internal combustion engine production by the mid-2030s. There also have been pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California, which several states are imitating. If realized, these bans would accelerate the decline of liquid fuel demand and by extension demand for ethanol, biodiesel and renewable diesel. Recent federal legislation seeks to address the ever-increasing demand for electric vehicle infrastructure. Reduced demand for ethanol could cause our results of operations to be materially impacted.

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

The Company has committed significant time and resources towards a carbon sequestration project near the One Earth Energy ethanol plant. The completion and start-up of this project requires numerous government and landowner approvals. If we are not successful in obtaining all these approvals, we may not be able to complete this project and could result in a significant write off of our commitments and investments.

If we are not successful on this project, our ethanol plant could be at a disadvantage in the industry as our inability to sequester our carbon could result in a higher CI score than our competitors if they are able to sequester their carbon. If we are unable to reduce our CI score, we may not be able to participate in the state and federal clean fuel programs, including federal tax credits outlined in the Inflation Reduction Act.

Carbon capture and sequestration projects are subject to federal, state, and local regulations.

In addition to our planned carbon sequestration facility near our One Earth Energy ethanol plant, we have signed an agreement to deliver our carbon from the NuGen Energy facility to an outside party. These projects may not result in any realized benefit due to delays or suspended operations. Investments being made in these projects are based on regulatory guidelines, such as modeling for CI reductions, that may be adjusted outside of our control and could deviate from our current strategy. Federal guidelines within the IRA could be changed to no longer include corn-based ethanol from being eligible for certain tax incentives. Delays in the issuance or regulations or the elimination of clean fuel and other incentives at the federal, state or local level could adversely affect our business. New legislation limiting our ability to sequester carbon could be adopted at the federal, state or local levels.

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

The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025 Additionally, for 2023, the EPA restored 250 million gallons previously waived.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. As a result of fluctuations in RINs pricing, certain obligated parties have petitioned the EPA and filed court actions to change the point of obligation or to seek relief from their obligation. The EPA granted 88 total Small Refinery Exemptions (“SREs”) for 2016 through 2018 totaling approximately 4.3 billion gallons. In recent years, the EPA had largely denied small refiner waivers. However, on November 22, 2023, the Fifth U.S. Circuit Court of Appeals (the “Court”) ruled against the EPA on six SREs the EPA had previously denied. The Court remanded those six petitions back to the EPA and each refinery will continue to operate under temporary SREs granted to them by the Court. These and further SREs could lead to decreased RIN values and ethanol pricing.

Flexible fuel vehicles (“FFVs”) receive preferential treatment in meeting federally mandated corporate average fuel economy (“CAFE”) standards for automobiles manufactured by car makers. High blend ethanol fuels such as E-85 result in lower fuel efficiencies. Absent the CAFE preferences, car makers would not likely build flexible-fuel vehicles. In recent years, automobile manufactures have lowered the production of FFVs for the U.S. Any change in CAFE preferences could reduce the growth of E-85 markets and result in lower ethanol prices.

Unfavorable changes in legislation or regulations could materially and adversely affect our results of operations and financial position.

The inability to generate or obtain RINs could adversely affect our operating results.

Virtually all our ethanol is sold with RINs that are used by customers to comply with RFS II. If our production does not meet EPA requirements for RIN generation, as an efficient producer, in the future, we would have to purchase RINs in the open market or sell our ethanol at substantially lower prices, such as on the export market, to adjust for the absence of RINs. The price of RINs varies based on many factors and cannot be predicted. Failure to obtain sufficient RINs or reliance on invalid RINs could subject us to fines and penalties imposed by the EPA.

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

Our ethanol production facilities are subject to extensive air, water discharge, and other environmental regulations. We have had to obtain numerous permits to construct and operate our plants. Regulatory agencies could impose conditions or other restrictions in the permits that are detrimental, or which increase our costs. More stringent federal or state environmental regulations could be adopted which could significantly increase our operating costs or require us to expend considerable resources.

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide (a greenhouse gas). In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program. We believe our plants are grandfathered up to certain operating capacity, but plant expansion requires us to meet a 20% threshold reduction in greenhouse gas (GHG) emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. To further expand our plant capacity, we may be required to obtain additional permits, install advanced technology equipment, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations with respect to emissions of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants at full capacity or as profitably, which may have a negative impact on our financial performance. We also face the risk of ethanol production above our grandfathered capacity not qualifying for RINs if the plants do not meet certain emission requirements.

The California Air Resources Board (“CARB”) adopted a LCFS requiring a 10% reduction in GHG emissions from transportation fuels. An Indirect Land Use Charge is included in this lifecycle GHG emission calculation. This standard could have an adverse impact on the market for corn-based ethanol in California if corn-based ethanol fails to achieve lifecycle GHG emission reductions and in other states if they adopt similar standards. This could have a negative impact on our financial performance.

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

An estimated 34% of distillers grains produced in the United States were exported in 2023. The price of distillers grains has benefitted from the exports of the product. In recent years, certain countries have refused to import U.S. distillers grains for a variety of reasons. If export shipments are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

We extract distillers corn oil immediately prior to the production of distillers grains. Several studies are attempting to determine whether distillers corn oil extraction may impact the nutritional value of the resulting distillers grains. If it is determined that distillers corn oil extraction adversely impacts the nutritional energy content of distillers grains, the value of the distillers grains we sell may be negatively impacted, which would have a negative impact on our results of operations.

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

There is a risk of foreign competition in the ethanol industry. Brazil is presently the second largest producer of ethanol in the world. Brazil’s ethanol production is mostly sugarcane based, and, depending on feedstock prices, may be cheaper to produce than corn-derived ethanol. Under the RFS, certain parties were obligated to meet an advanced biofuel standard. In recent years, sugarcane-based ethanol imported from Brazil has been one of the most economical means for obligated parties to comply with this standard.

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

We may not be able to hire and retain qualified personnel to operate our ethanol plants and carbon sequestration facility.

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

In an effort to contain the spread of this virus, there were various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. The above actions led to reduced demand for ethanol. If in the future, this or other viruses surface, it could lead to prolonged production stoppages at our ethanol plants and could result in an adverse material impact on the results of operations and on our financial position. We idled our NuGen and One Earth ethanol plants for portions of fiscal year 2020, largely due to the impact of the pandemic.

Risks Related to our Refined Coal Operations

We believe our refined coal production company qualified to earn tax credits under IRC Section 45 through November 18, 2021. Our ability to avoid write-offs in connection with this investment is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

Availability of the tax credits under IRC Section 45.

Our ability to claim tax credits under IRC Section 45 depends upon our refined coal operation satisfying certain conditions set forth in IRC Section 45. The IRS could ultimately determine that our refined coal facility and/or its operations did not satisfy the conditions set forth in IRC Section 45. This operation is currently under audit by the IRS and if we were to lose these tax credits, it could have a material adverse impact on our results of operations.

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

We intend to continue seeking growth opportunities. Acquisitions and similar transactions involve many risks that could harm our business, which include:

●	The anticipated benefits of these transactions may not be fully realized, or take longer to realize than expected,
●	Future acquisitions could result in operating losses or loss of investment,
●	Future acquisitions may involve incurring debt to complete these transactions, which could have a material adverse effect on our financial condition,
●	Future acquisitions may require us to invest a significant portion of our excess cash, which could have a material adverse effect on our financial condition, and
●	Our carbon sequestration investment may not be successful.

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

We use significant judgments, estimates and interpretation and application of complex tax laws in preparing the tax returns we file, and the positions contained therein. We believe that our tax return positions are fully supportable. However, certain positions may be successfully challenged by federal, state and local jurisdictions. We are currently undergoing a federal income examination related to tax credits claimed for the years ended January 31, 2015 through 2022. This could result in material additional income tax payments we would have to make and higher income tax expense in future periods.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Our ability to effectively manage our business, coordinate the production, distribution and sale of our products and ensure the timely and accurate recording and disclosure of financial information depends significantly on the reliability and capacity of our information technology systems. While we have taken what we believe are appropriate precautions to protect our systems, and to date, we have not experienced any material adverse events related to a security breach or cyber-attack, the failure of these systems to operate effectively, the failure of our personnel to follow established procedures, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems through a cyber-attack or otherwise could cause delays and/or interruptions in plant operations, product sales, reduced efficiency of our operations and delays in reporting our financial results.

As part of our routine and periodic overall risk management system or processes, we have incorporated various processes related to cybersecurity. Key cybersecurity controls, such as access controls, are included within our internal control framework that we assess annually as part of Management’s Annual Report on Internal Control Over Financial Reporting. Additionally, periodic discussions are held with outsourced IT professionals for both corporate and consolidated plant environments to determine if appropriate actions are being taken to address potential risks. Through the assistance of our qualified third-party IT professionals, we have implemented numerous security measures, including, but not limited to, multi-factor authentication on critical systems, password requirements, access controls, and data encryption. Our IT policies and procedures include the expectations of all employees and all third parties who may be given access to our IT systems to maintain the security of our IT systems.

Our commitment to the overall security of our information technology systems starts at the highest levels of our Company, the Board of Directors and management. Management and the Board of Directors provide oversight surrounding cybersecurity. Management oversees internal controls and the company-wide risk assessment process. The Audit Committee is provided with regular updates by management regarding the control framework and whether any significant deficiencies or material weaknesses exist in the IT control environment. The Audit Committee is also tasked with determining the appropriate response to any submissions through the corporate whistleblower policy. The whistleblower policy includes the opportunity for employees of the Company to notify the Audit Committee confidentially and anonymously of any concerns regarding cybersecurity, in addition to any accounting, internal accounting controls or auditing matters. The audit committee will report any significant matters to the Board of Directors.

As of January 31, 2024, we had not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

Information About Our Executive Officers

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	69	Executive Chairman of the Board*
Zafar Rizvi	74	Chief Executive Officer and President*
Douglas Bruggeman	63	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	74	Secretary*

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

As of March 28, 2024, there were 70 holders of record of our common stock, including shares held in nominee or street name by brokers.

Dividend Policy

The Company has no history of paying cash dividends on our common stock.

Issuer Purchases of Equity Securities

On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split-adjusted). At January 31, 2024, a total of 876,786 shares remained available to purchase under this authorization.

There were no share repurchases in the fourth quarter of fiscal year 2023.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of Alto Ingredients, Inc. and Green Plains, Inc. for the period commencing January 31, 2019 and ended January 31, 2024. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2019 and reinvestment of all dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2024

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have been an investor in ethanol production facilities beginning in 2006 and were an investor in a refined coal production facility during the period from 2017 through November 2021. We currently have equity investments in three ethanol production entities, two of which are majority ownership interests. Our refined coal business ceased operations in November 2021 and the facility was subsequently sold. We have classified the refined coal business as discontinued operations. We may make additional alternative energy investments in the future and are currently working on a carbon sequestration project near our One Earth Energy location.

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

We expect our ethanol plants to produce approximately 2.9 gallons of denatured ethanol for each bushel of corn processed in the production cycle. We refer to the actual gallons of denatured ethanol produced per bushel of corn processed as the realized yield. We refer to the difference between the price per gallon of ethanol and the price per bushel of corn (divided by the realized yield) as the “crush spread.” Should the crush spread decline, it is possible that our ethanol plants will generate operating results that do not provide adequate cash flows for sustained periods of time. In such cases, production at the ethanol plants may be reduced or stopped altogether in order to minimize variable costs at individual plants.

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward corn and natural gas purchase contracts, forward ethanol, distillers grains and distillers corn oil sale contracts, and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sales contracts with an appropriate quantity of corn purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol prices. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities.

We reported net income attributable to REX common shareholders of $60.9 million in fiscal 2023 compared to approximately $27.7 million in fiscal 2022. Our ethanol business had increased profits in fiscal 2023 compared to fiscal 2022 as a result of higher crush spreads in fiscal 2023. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $4.40 in January 2024 to a high of $6.85 in February 2023. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.52 in January 2024 to a high of $2.67 in June 2023.

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

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. In October 2022, we applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”). In addition, we have begun construction of a facility to capture, dehydrate, and compress carbon dioxide from the One Earth Energy ethanol plant to a state suitable for sequestration. We expect to complete construction by July 31, 2024, at which time testing of the facility could commence, upon completion of other infrastructure. In October 2023, we submitted an application with the Illinois Commerce Commission to build a short pipeline to deliver carbon dioxide from the ethanol plant to the sequestration site. We continue to pursue obtaining a county special-use zoning permit. Although we have made meaningful progress and significant investments in this project, we continue to complete required documentation for various government agencies and obtain permits and other approvals with no assurances of ultimate success.

NuGen Energy, LLC, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the carbon dioxide output of its ethanol production facility for sequestration, as well as reduce its net carbon emissions.

We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Ethanol Investments

In fiscal year 2006, we entered the ethanol industry by investing in several entities organized to construct and subsequently operate ethanol producing plants. We are invested in three entities as of January 31, 2024, utilizing equity investments.

The following table is a summary of our ethanol entity ownership interests at January 31, 2024:

Entity	Location	REX's Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	75.8%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	W. Burlington, IA Galva, IL Dyersville, IA Boyceville, WI	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 716 million gallons of ethanol over the twelve-month period ended January 31, 2024. REX’s effective ownership of gallons shipped, for the twelve-month period ended January 31, 2024, by the ethanol production facilities in which we have ownership interests was approximately 290 million gallons.

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty in the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA has not granted any small refinery waivers for 2019-2022 and has continued that stance in the proposed volumes for 2023-2025. There remain multiple ongoing legal challenges on how the EPA has handled the small refinery waivers, including on November 22, 2023, the Fifth U.S. Circuit Court of Appeals (the “Court”) ruled against the EPA on six SREs the EPA had previously denied. The Court remanded those six petitions back to the EPA and each refinery will continue to operate under temporary SREs previously offered to them by the Court.

The EPA has issued Renewable Fuel Standard volume obligations for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived.

The Inflation Reduction Act of 2022 will likely impact our business by creating a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code (“45Z”), available for years 2025 to 2027. The Clean Fuel Production Credit is established at approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI score threshold. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q of the Internal Revenue Code (“45Q”). Taxpayers may elect to be treated as making a payment against tax for 100% of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts include (a) extending the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creating a new tax credit for sustainable aviation fuel; (c) funding biofuel refueling infrastructure which could impact the availability of higher level ethanol blended fuel; and (d) providing for production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

Should these trends and uncertainties continue, our future operating results could be impacted.

Results of Operations

The following table summarizes our results from operations (amounts in thousands):

	Fiscal Year
	2023	2022

Net sales and revenue	$833,384	$855,000
Cost of sales	735,166	806,398
Gross profit	$98,218	$48,602

Income before income taxes	$98,484	$47,479

Provision for income taxes	$(22,560)	$(9,542)

Net income attributable to REX common shareholders	$60,935	$27,697

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Fiscal Year
	2023	2022

Ethanol	$635,420	$649,501
Dried distillers grains	139,173	139,118
Distillers corn oil	52,935	55,595
Modified distillers grains	5,584	11,579
Derivative financial instruments losses	(37)	(1,024)
Other	309	231
Total	$833,384	$855,000

The following table summarizes selected operating data:

	Fiscal Year
	2023	2022

Average selling price per gallon of ethanol (net of hedging)	$2.22	$2.44
Gallons of ethanol sold (in millions)	285.9	265.8
Average selling price per ton of dried distillers grains	$213.55	$232.98
Tons of dried distillers grains sold	651,698	597,126
Average selling price per pound of distillers corn oil	$0.60	$0.71
Pounds of distillers corn oil sold (in millions)	87.5	77.8
Average selling price per ton of modified distillers grains	$103.54	$123.66
Tons of modified distillers grains sold	53,936	93,637

Comparison of Fiscal Years 2023 and 2022 (Consolidated Results)

Net Sales and Revenue – Net sales and revenue in fiscal year 2023 decreased approximately 3% compared to fiscal year 2022. While quantities sold at our consolidated plants during fiscal year 2023 did increase from 2022, weaker pricing across all our products in fiscal year 2023 contributed to the overall decrease in sales between the two fiscal years.

Ethanol sales decreased in fiscal year 2023 compared to fiscal year 2022 as the average price per gallon decreased 9%, offset partially by an increase in gallons sold of 8%. The decrease in ethanol selling price resulted primarily from a decrease in commodity prices.

Dried distillers grains sales remained nearly flat for fiscal year 2023 compared to fiscal year 2022, increasing $55,000 year-over-year, as the average price per ton sold decreased 8%, offset by an increase in tons sold of 9%. The decrease in the dried distillers grains selling price resulted primarily from a decrease in corn prices as dried distillers grains prices often correlate with corn pricing. The increase in tons sold was a result of increased ethanol production during fiscal year 2023.

Distillers corn oil sales decreased 5% in fiscal year 2023 compared to fiscal year 2022 as the average selling price per pound decreased approximately 15%. The decrease in the distillers corn oil selling price resulted primarily from a decrease in commodity prices. The price decrease was partially offset by an increase in pounds sold of 12%.

Modified distillers grains sales decreased 52% in fiscal year 2023 compared to fiscal year 2022 as the number of tons sold decreased 42%, coupled with a 16% decrease in the average selling price per ton. The decrease in the modified distillers grains selling price resulted primarily from a decrease in corn prices as distillers grain pricing often correlates with corn pricing. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Losses on derivative financial instruments were insignificant during fiscal year 2023, compared to losses of $1.0 million in fiscal year 2022. Losses are related to our risk management activities and were impacted by the price movements and types of contracts entered into at one of our consolidated ethanol plants.

Cost of Sales – Cost of sales for fiscal year 2023 decreased approximately $71.2 million, or 9%, over fiscal year 2022. Corn accounted for approximately 80% ($584.2 million) of our cost of sales during fiscal year 2023 compared to approximately 83% ($667.3 million) during fiscal year 2022. The cost of corn decreased due to lower corn prices, offset by an increase in corn used between the two periods. Natural gas accounted for approximately 4% ($31.7 million) of our cost of sales during fiscal year 2023 compared to approximately 6% ($47.4 million) during fiscal year 2022. The natural gas dollar decrease was primarily attributable to a decrease in the cost per unit.

Gross Profit – As a result of the foregoing, gross profit for fiscal year 2023 increased approximately $49.6 million, or 102%, over fiscal year 2022. Gross profit in fiscal year 2023 was 11.8% of net sales and revenue, versus approximately 5.7% of net sales and revenue in fiscal year 2022.

We attempt to match quantities of ethanol, distillers grains and distillers corn oil sale contracts with an appropriate quantity of grain purchase contracts over a given period of time when we can obtain an adequate margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time our fixed price contracts cover, we generally cannot predict the future movements in our realized crush spread for more than four months. We utilize derivative financial instruments, primarily exchange traded commodity future contracts and swaps, in conjunction with our grain procurement and commodity marketing activities.

Selling, General and Administrative (“SG&A”) Expenses – SG&A expenses for fiscal year 2023 were approximately $29.4 million (3.5% of net sales and revenue), an increase of approximately $6.6 million or 29% from approximately $22.8 million (2.7% of net sales and revenue) for fiscal year 2022. The increase was primarily related to the increase in performance bonus expense as a result of higher net income in 2023. In addition, the increase was also impacted by restricted stock awards granted to certain executive officers in the second quarter of 2023, which were expensed upon issuance.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2023 and 2022, we recognized income of approximately $13.9 million and $8.7 million, respectively, from our equity investment in Big River Resources, LLC (“Big River”). Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.4 million gallons of ethanol shipped in the trailing twelve months ended January 31, 2024.

We expect the operating experience of Big River to be generally consistent with the trends in crush spread margins described in the “Overview” section as Big River’s results are dependent on the same key drivers as our other ethanol investments (ethanol, corn, dried distillers grains and natural gas pricing).

Interest and Other Income – Interest and other income for fiscal year 2023 was approximately $15.7 million compared to approximately $13.0 million for fiscal year 2022. During the second quarter of 2022, the Company’s consolidated plants received COVID-19 relief grants from the USDA totaling approximately $7.8 million based on reduced production in 2020. Each plant received an additional payment from that program in 2023, combined totaling approximately $1.0 million. The remaining increase is primarily due to an increase in interest income as yields on our excess cash increased during fiscal year 2023 compared to fiscal year 2022.

Income Before Income Taxes – As a result of the foregoing, income before income taxes was approximately $98.5 million for fiscal year 2023 versus approximately $47.5 million for fiscal year 2022.

Provision for Income Taxes – Our effective tax rate was a provision of 22.9% and 20.1% for fiscal years 2023 and 2022, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss before income taxes and noncontrolling interests and only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss. During fiscal years 2023 and 2022, our effective tax rate increased 2.2% (approximately $2.2 million) and 1.1% (approximately $0.5 million), respectively, as a result of section 162M compensation limitations. During fiscal year 2022, our effective tax rate decreased 5.4% (approximately $2.5 million) from the statutory rate, as a result of research and experimentation credits from our ethanol plants. The amount of these credits earned in future periods will vary depending on the level of qualifying research expenditures at our ethanol plants and changes in tax law. We did not perform any qualifying research in fiscal year 2023. The provision for uncertain tax positions was insignificant in fiscal year 2023 and increased our effective tax rate 4.8% (approximately $2.3 million) in fiscal year 2022 from the statutory rate.

Net Income from Continuing Operations – As a result of the foregoing, net income from continuing operations was approximately $75.9 million for fiscal year 2023 versus approximately $37.9 million for fiscal year 2022.

Noncontrolling Interests (continuing operations) – Income attributable to noncontrolling interests (continuing operations) was approximately $15.0 million and $10.2 million during fiscal years 2023 and 2022, respectively, and represents the other owners’ share of the income of NuGen and One Earth.

Net Income Attributable to REX Common Shareholders (continuing operations) – As a result of the foregoing, net income attributable to REX common shareholders (continuing operations) was approximately $60.9 million for fiscal year 2023 compared to $27.7 million for fiscal year 2022.

Net Income

As there was no discontinued operations activity in fiscal years 2023 and 2022, net income attributable to REX common shareholders was the same as net income attributable to REX common shareholders (continuing operations).

Comparison of Fiscal Years 2022 and 2021

See “Item 7 Management’s discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2023.

Liquidity and Capital Resources

Our primary sources of cash have been income from operations. Our primary uses of cash have been capital expenditures at our ethanol plants and carbon sequestration project, stock repurchases, payments to noncontrolling interests holders and, in prior years, contributions to fund refined coal operating losses.

Outlook – Our cash and short-term investments balance of approximately $378.7 million at January 31, 2024 included approximately $331.1 million held by One Earth and NuGen. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. One Earth Energy is currently working on a carbon sequestration project and is expected to have related capital expenditure needs. We expect our equity method investee to limit the payment of dividends based upon their working capital and capital expenditure needs.

We are investigating various uses of our excess cash. We expect capital expenditures related to the construction at the One Earth facilities to approximate $165 million to $175 million, inclusive of the carbon sequestration project and plant capacity expansion and ongoing efforts to reduce CI scoring, which we currently plan to pay from our available cash. As of January 31, 2024, we have spent $25.8 million since inception and are contractually committed to spend an additional $22.6 million toward the carbon sequestration project. As of January 31, 2024, we have spent $12.8 million since inception and are contractually committed to spend an additional $12.3 million toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $125 million to $150 million during fiscal year 2024.

We have a stock buyback program with an authorization level of an additional approximately 877,000 shares at January 31, 2024. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

Operating Activities – Net cash provided by operating activities was approximately $128.0 million for fiscal year 2023 compared to approximately $54.8 million in fiscal year 2022. During fiscal year 2023, operating cash flow was provided by net income from continuing operations of approximately $75.9 million and adjustments of approximately $20.2 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock-based compensation expense, income from equity method investments, interest income from investments, loss on sale of property and equipment, and the deferred income tax provision. Big River paid dividends to REX of approximately $12.0 million during fiscal year 2023. Accounts receivable decreased approximately $2.0 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory decreased approximately $21.8 million, primarily a result of smaller quantities of work-in-process materials and lower per unit costs at January 31, 2024. Prepaid expenses and other assets increased approximately $4.5 million, primarily a result of increases in spare parts of approximately $1.3 million, prepaid insurance of $0.3 million, refundable property taxes of approximately $0.5 million, hedging of $1.8 million and the fair values of forward purchase contracts of approximately $0.5 million. Accounts payable increased approximately $7.9 million, primarily a result of the timing of inventory receipts and vendor payments. Refundable income taxes increased $2.8 million as a result of the timing of estimated tax payments. Accrued expenses and other liabilities decreased approximately $4.5 million, which was primarily a result of operating lease payments of approximately $5.4 million and a decrease in accrued income taxes of $2.0 million, partially offset by an increase in accrued payroll of approximately $3.8 million.

Net cash provided by operating activities was approximately $54.8 million for fiscal year 2022. During fiscal year 2022, operating cash flow was provided by net income from continuing operations of approximately $37.9 million and adjustments of approximately $14.6 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock-based compensation expense, income from equity method investments, interest income from investments, and the deferred income tax provision. Big River paid dividends to REX of approximately $6.3 million during fiscal year 2022. Accounts receivable decreased approximately $0.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $6.5 million, primarily a result of larger quantities of work-in-process materials and higher per unit costs at January 31, 2023. Prepaid expenses and other assets increased approximately $0.5 million, primarily a result of an increase in spare parts of approximately $1.1 million and in prepaid insurance of $0.3 million, offset by a decrease in the fair values of forward purchase contracts of $0.9 million. Accounts payable increased approximately $1.5 million, primarily a result of the timing of inventory receipts and vendor payments. Refundable income taxes decreased $3.7 million as a result of the timing of estimated tax payments. Accrued expenses and other liabilities decreased approximately $2.8 million, which was primarily a result of operating lease payments of approximately $5.0 million partially offset by an increase in accrued income taxes of approximately $2.0 million.

Investing Activities – Net cash provided by investing activities was approximately $28.4 million during fiscal year 2023 compared to net cash used in investing activities of approximately $198.5 million during fiscal year 2022. Capital expenditures in fiscal year 2023 totaled approximately $37.7 million, primarily for various capital projects at our consolidated ethanol plants, including $14.4 million for expansion and CI scoring reduction projects at the One Earth facility and $15.5 million for the carbon sequestration project. During fiscal year 2023, we used cash of approximately $448.5 million for purchases of short-term investments and received cash of approximately $514.6 million related to the maturity of these types of these investments.

Net cash used in investing activities was approximately $198.5 million during fiscal year 2022. Capital expenditures in fiscal year 2022 totaled approximately $15.6 million, the majority of which were various projects at One Earth’s and NuGen’s ethanol plants, including approximately $10.6 million related to the carbon sequestration project near the One Earth Energy ethanol plant. During fiscal year 2022, we used cash of approximately $399.4 million for purchases of short-term investments and received cash of approximately $216.7 million related to maturities of these investments as certain of these investments remained outstanding at January 31, 2023.

Financing Activities – Net cash used in financing activities was approximately $4.3 million during fiscal year 2023 compared to approximately $17.0 million for fiscal year 2022. During fiscal year 2023, we used cash of approximately $4.3 million to pay dividends to noncontrolling members of the entities that own One Earth’s and NuGen’s ethanol plants.

Net cash used in financing activities was approximately $17.0 million during fiscal year 2022. During fiscal year 2022, we purchased approximately 471,000 shares of our common stock for approximately $13.0 million in open market transactions. During fiscal year 2022, we used cash of approximately $4.0 million to purchase shares from and pay dividends to noncontrolling members of the entities that own One Earth’s and NuGen’s ethanol plants.

Based on our forecasts, which are primarily based on estimates of plant production, prices of ethanol, corn, distillers grains, distillers corn oil and natural gas as well as other assumptions, management believes that cash flow from operating activities together with working capital will be sufficient to meet One Earth’s and NuGen’s respective liquidity needs. However, if a material adverse change in the financial position of One Earth or NuGen should occur, or if actual sales or expenses are substantially different than what has been forecasted, One Earth’s and NuGen’s liquidity, and ability to fund future operating and capital requirements could be negatively impacted.

Approximately 2.2% of our net assets are restricted pursuant to the terms of various loan agreements of Big River, our equity method investee, as of January 31, 2024. None of our consolidated subsidiaries or the parent company has restricted net assets at January 31, 2024.

Contractual Obligations and Commitments

In the ordinary course of business, we enter into agreements under which we are legally obligated to make future cash payments. These agreements include obligations related to purchasing inventory and natural gas and leasing rail cars. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of January 31, 2024 totaled $14.7 million, with $5.1 million payable in the next twelve months. Refer to Note 7 – Leases included in the notes to consolidated financial statements for more information. As of January 31, 2024, we had contracted future purchases of corn, natural gas, natural gas pipeline lease and other contracts for capital expenditures at our ethanol plants valued at approximately $126.3 million, with $123.0 million payable in the next twelve months. Refer to Note 11 – Commitments included in the notes to consolidated financial statements for more information.

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

Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – We recognize sales of ethanol, distillers grains and distillers corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products.

Impairment of Long-Lived Assets – We review our long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, we will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. We recorded no impairment charges in fiscal years 2023, 2022, and 2021.

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

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2024, One Earth and NuGen combined had purchase commitments for approximately 17.4 million bushels of corn, the principal raw material for their ethanol plants. At January 31, 2024, One Earth and NuGen combined had purchase commitments for approximately 1.9 million MmBtu of natural gas. At January 31, 2024, One Earth and NuGen had combined sales commitments for approximately 52.7 million gallons of ethanol, 120,000 tons of distillers grains and 14.9 million pounds of distillers corn oil. Not all of our commitments are at fixed price. Our exposures to market risk, which include the impact of our risk management activities, are based on the estimated effect on pre-tax income starting on January 31, 2024, are as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	289,000	Gallons	$42,203
Corn	100,000	Bushels	$42,793
Distillers Grains	700	Tons	$11,042
Distillers Corn Oil	92,000	Pounds	$3,858
Natural Gas	7,400	MmBtu	$2,010

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
ASSETS	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$223,397	$69,612
Short-term investments	155,260	211,331
Restricted cash	-	1,735
Accounts receivable	23,185	25,162
Inventory	26,984	48,744
Refundable income taxes	5,728	2,962
Prepaid expenses and other	17,549	13,098
Total current assets	452,103	372,644
Property and equipment - net	155,587	135,497
Operating lease right-of-use assets	13,038	15,214
Other assets	9,138	23,179
Equity method investments	34,936	33,045
TOTAL ASSETS	$664,802	$579,579

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade (includes $5.8 million and $1.5 million with related parties at January 31, 2024 and 2023, respectively)	$42,073	$34,091
Current operating lease liabilities	4,469	5,180
Accrued expenses and other current liabilities	19,717	15,328
Total current liabilities	66,259	54,599
LONG-TERM LIABILITIES:
Deferred taxes	1,598	1,097
Long-term operating lease liabilities	8,378	9,855
Other long-term liabilities	970	3,034
Total long-term liabilities	10,946	13,986
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
EQUITY:
REX shareholders’ equity:
Common stock, $0.01 par value; 45,000 shares authorized; 29,853 shares issued	299	299
Paid in capital	3,769	578
Retained earnings	701,761	640,826
Treasury stock, 12,350 and 12,463 shares, respectively	(191,911)	(193,721)
Total REX shareholders’ equity	513,918	447,982
Noncontrolling interests	73,679	63,012
Total equity	587,597	510,994
TOTAL LIABILITIES AND EQUITY	$664,802	$579,579

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2024	2023	2022
Net sales and revenue	$833,384	$855,000	$774,802
Cost of sales (includes $117.0 million, $135.4 million and $90.2 million with related parties for the years ended January 31, 2024, 2023 and 2022, respectively)	735,166	806,398	684,173

Gross profit	98,218	48,602	90,629

Selling, general and administrative expenses	(29,379)	(22,827)	(21,545)
Equity in income of unconsolidated affiliates	13,921	8,745	6,624
Interest and other income, net	15,724	12,959	130

Income before income taxes	98,484	47,479	75,838
Provision for income taxes	(22,560)	(9,542)	(19,031)

Net income from continuing operations	75,924	37,937	56,807
Net income attributable to noncontrolling interests (continuing operations)	(14,989)	(10,240)	(9,235)
Net income attributable to REX common shareholders (continuing operations)	60,935	27,697	47,572

Net income from discontinued operations, net of tax (includes expense of $0.3 million with related parties for the year ended January 31, 2022)	-	-	4,395
Net loss attributable to noncontrolling interests (discontinued operations)	-	-	397
Net income attributable to REX common shareholders (discontinued operations)	-	-	4,792

Net income attributable to REX common shareholders	$60,935	$27,697	$52,364

Weighted average shares outstanding – basic	17,482	17,638	17,946

Basic net income per share from continuing operations attributable to REX common shareholders	$3.49	$1.57	$2.65
Basic net income per share from discontinued operations attributable to REX common shareholders	-	-	0.27
Basic net income per share attributable to REX common shareholders	$3.49	$1.57	$2.92

Weighted average shares outstanding – diluted	17,576	17,638	17,946

Diluted net income per share from continuing operations attributable to REX common shareholders	$3.47	$1.57	$2.65
Diluted net income per share from discontinued operations attributable to REX common shareholders	-	-	0.27
Diluted net income per share attributable to REX common shareholders	$3.47	$1.57	$2.92

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2024, 2023 AND 2022

(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 31, 2021	29,853	$299	11,877	$(174,535)	$-	$559,019	$52,400	$437,183

Net income						52,364	8,838	61,202

Capital contributions							304	304

Treasury stock acquired			252	(6,627)				(6,627)

Noncontrolling interests distribution and other							(4,772)	(4,772)

Issuance of equity awards and stock based compensation expense	-	-	(37)	48	-	224	-	272

Balance at January 31, 2022	29,853	299	12,092	(181,114)	-	611,607	56,770	487,562

Net income						27,697	10,240	37,937

Treasury stock acquired			472	(13,012)				(13,012)

Noncontrolling interests distribution and other							(3,998)	(3,998)

Issuance of equity awards and stock based compensation expense	-	-	(101)	405	578	1,522	-	2,505

Balance at January 31, 2023	29,853	299	12,463	(193,721)	578	640,826	63,012	510,994

Net income						60,935	14,989	75,924

Capital contributions							22	22

Noncontrolling interests distribution and other							(4,344)	(4,344)

Issuance of equity awards and stock based compensation expense	-	-	(113)	1,810	3,191	-	-	5,001

Balance at January 31, 2024	29,853	$299	12,350	$(191,911)	$3,769	$701,761	$73,679	$587,597

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$75,924	$37,937	$61,202
Net income from discontinued operations, net of tax	-	-	4,395
Net income from continuing operations	75,924	37,937	56,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,794	17,976	18,031
Amortization of operating lease right-of-use assets	5,245	5,328	5,560
Stock based compensation expense	6,209	1,930	1,753
Income from equity method investments	(13,921)	(8,745)	(6,624)
Dividends received from equity method investments	12,030	6,266	5,514
Interest income from investments	(10,008)	(2,839)	(43)
Loss (gain) on disposal of real estate and property and equipment	243	(102)	30
Deferred income tax	14,627	915	12,730
Changes in assets and liabilities:
Accounts receivable	1,977	659	(6,108)
Inventory	21,760	(6,519)	(4,799)
Prepaid expenses and other assets	(4,495)	(452)	199
Income taxes refundable	(2,766)	3,715	(1,103)
Accounts payable – trade	7,868	1,478	16,005
Accrued expenses and other liabilities	(4,517)	(2,752)	475
Net cash provided by operating activities from continuing operations	127,970	54,795	98,427
Net cash used in operating activities from discontinued operations	-	-	(6,716)
Net cash provided by operating activities	127,970	54,795	91,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,663)	(15,578)	(5,126)
Purchases of short-term investments	(448,507)	(399,350)	(88,949)
Maturities of short-term investments	514,586	216,735	99,309
Proceeds from sale of real estate and property and equipment	29	5	60
Deposits	(43)	(319)	-
Net cash provided by (used in) investing activities	28,402	(198,507)	5,294
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	-	(13,012)	(6,627)
Capital contributions from minority investor	22	-	-
Payments to noncontrolling interests holders	(4,344)	(3,997)	(4,772)
Net cash used in financing activities from continuing operations	(4,322)	(17,009)	(11,399)
Net cash provided by financing activities from discontinued operations	-	-	304
Net cash used in financing activities	(4,322)	(17,009)	(11,095)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	152,050	(160,721)	85,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-Beginning of year	71,347	232,068	146,158
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-End of year	$223,397	$71,347	$232,068

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

Continued from the previous page

Non cash financing activities-Stock awards issued	$965	$1,539	$100
Non cash financing activities-Stock awards accrued	$2,172	$965	$1,580
Non cash investing activities-Accrued capital expenditures	$918	$425	$78
Right-of-use assets acquired and liabilities incurred upon lease execution	$3,210	$9,321	$4,103

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$223,397	$69,612	$229,846
Restricted cash	-	1,735	2,222
Total cash, cash equivalents and restricted cash	$223,397	$71,347	$232,068

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2024, the Company owns interests in three operating entities – two are consolidated and one is accounted for using the equity method of accounting. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. The other consolidated entity has the same fiscal year end as the parent company.

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

In applying the criteria set forth in ASC 280, Segment Reporting, the Company determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plants are aggregated into one reporting segment.

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

The Company sells its products to a limited number of larger commercial buyers, which may increase the chance of loss due to non-performance by a counterparty. Nine (fiscal year 2023), eight (fiscal year

2022), and nine (fiscal year 2021) customers accounted for approximately 92%, 90%, and 85% of the Company’s net sales and revenue during fiscal years 2023, 2022, and 2021, respectively. At January 31, 2024 and 2023, six and four customers represented approximately 93% and 81%, respectively, of the Company’s accounts receivable balance. The Company has not experienced any significant losses in such accounts.

Trade Receivables — Trade receivables are recorded at their estimated net realizable value. Accounts are considered past due if payment is not received on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off in the period they are determined to be uncollectible. As of January 31, 2024 and 2023, the Company believes that all amounts are collectible and an allowance for credit losses was not considered necessary.

Inventory – Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-product. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $0.8 million and $0.7 million of inventory write-downs in cost of sales at January 31, 2024 and January 31, 2023, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory are as follows (amounts in thousands):

	January 31,
	2024	2023

Ethanol and other finished goods	$9,102	$12,695
Work in process	5,299	10,194
Grain and other raw materials	12,583	25,855

Total	$26,984	$48,744

Property and Equipment – Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for machinery, fixtures and equipment.

The components of property and equipment are as follows (amounts in thousands):

	January 31,
	2024	2023

Land and improvements	$32,403	$30,194
Buildings and improvements	23,810	23,707
Machinery, equipment and fixtures	307,326	299,665
Construction in progress	37,334	10,255

	400,873	363,821
Less: accumulated depreciation	(245,286)	(228,324)

Total	$155,587	$135,497

Impairment of Long-Lived Assets

In accordance with ASC 360-05, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. The Company recorded no impairment charges in fiscal years 2023, 2022, and 2021.

Depreciation expense was approximately $17.8 million, $18.0 million, and $18.0 million in fiscal years 2023, 2022, and 2021, respectively.

Investments – The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company accounts for investments in limited liability companies in which it may have a less than 20% ownership interest, using the equity method of accounting when the factors discussed in ASC 323, Investments-Equity Method and Joint Ventures (“ASC 323”), are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investment in Big River using the equity method of accounting and includes the results of Big River on a delayed basis of one month as it has a fiscal year end of December 31.

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

Short-term investments, consisting of U.S. government obligations, are considered held-to-maturity, and therefore are carried at amortized historical cost.

Revenue Recognition – The Company recognizes sales of ethanol, distillers grains and distillers corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products.

Cost of Sales – Cost of sales includes depreciation, costs of raw materials, third-party freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, plant management, certain compensation costs and general facility overhead charges.

SG&A Expenses – The Company includes non-production related costs such as professional fees, selling charges, operating lease expense, and certain payroll in SG&A expenses.

Change in Accounting Principles– Effective during fiscal year 2023, the Company changed the method of accounting for shipping and handling costs for products sold to customers from recorded within “Selling, general and administrative expenses” to recorded within “Cost of sales” on the accompanying Consolidated Statements of Operations. While both presentations are allowable under accounting principles generally accepted in the United States of America, the Company believes that this change in classification is preferable because it improves the comparability of gross margin between periods and among industry peers.

The following tables show the effect of the retrospective change to the Consolidated Statements of Operations previously presented:

	Year Ended January 31, 2023

	As Previously Reported	Effect of Change	As Currently Reported

Cost of sales	$800,269	$6,129	$806,398

Gross profit	$54,731	$(6,129)	$48,602

Selling, general and administrative	$(28,956)	$6,129	$(22,827)

	Year Ended January 31, 2022

	As Previously Reported	Effect of Change	As Currently Reported

Cost of sales	$677,242	$6,931	$684,173

Gross profit	$97,560	$(6,931)	$90,629

Selling, general and administrative	$(28,476)	$6,931	$(21,545)

Financial Instruments – Certain of the forward corn purchase and ethanol, distillers grains and distillers corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, Derivatives and Hedging (“ASC 815”), because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and distillers corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal years 2023, 2022, and 2021 there were no material settlements of forward contracts that were recorded at fair value. The Company recorded an asset and liability of $0.6 million and $0.8 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exception of ASC 815 at January 31, 2024. The Company recorded an asset and liability of $0.1 million and $0.4 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exception of ASC 815 at January 31, 2023.

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

Department of Agriculture (“USDA”) distributed funds to applicants in May 2022. Our consolidated plants received a total of approximately $1.0 million and $7.8 million from this program in fiscal years 2023 and 2022, respectively, which was recorded within “Interest and other income, net” in the Consolidated Statements of Operations. The Company has no further reporting or other obligations related to the receipt of these funds.

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

New Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”, which improves reportable segment disclosure requirements through enhanced disclosure about significant segment expenses. This ASU is effective for public entities that are required to report segment information in accordance with Topic 280 for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for all entities that are subject to Topic 740 for fiscal years beginning after December 15, 2024. Early adoption and retrospective application are permitted, but not required. The Company is currently evaluating the impact of this ASU.

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

The following table shows disaggregated revenue by product (amounts in thousands):

	Fiscal Year
	2023	2022	2021

Sales of products, continuing operations:

Ethanol	$635,420	$649,501	$613,597
Dried distillers grains	139,173	139,118	125,009
Distillers corn oil	52,935	55,595	38,852
Modified distillers grains	5,584	11,579	9,104
Derivative financial instruments losses	(37)	(1,024)	(12,109)
Other	309	231	349
Total sales	$833,384	$855,000	$774,802

Sales of products, discontinued operations:

Refined coal[1]	$—	$—	$400

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the same customer to which the processed refined coal was sold.

3.	INVESTMENTS

Equity Method Investment in Big River

The Company’s equity method investment in Big River is accounted for under ASC 323. The following table summarizes the investment (amounts in thousands):

	January 31,
	2024	2023

Carrying amount	$34,936	$33,045

Ownership percentage	10.3%	10.3%

The Company invested approximately $20.0 million in Big River which is a holding company for several entities. Big River, through its various entities (both wholly and partially owned), operates four ethanol manufacturing facilities, that combined shipped approximately 430.0 million gallons of ethanol in the twelve months ended January 31, 2024. The Company recorded income of approximately $13.9 million, $8.7 million, and $6.6 million as its share of earnings from Big River during fiscal years 2023, 2022, and 2021, respectively. The Company received dividends of approximately $12.0 million, $6.3 million, and $5.5 million from Big River during fiscal years 2023, 2022, and 2021, respectively. At January 31, 2024, the carrying value of the investment in Big River was approximately $34.9 million; the amount of underlying equity in the net assets of Big River was approximately $36.6 million.

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables (amounts in thousands):

	December 31,
	2023	2022

Current assets	$351,278	$319,367
Non current assets	144,933	151,039
Total assets	$496,211	$470,406

Current liabilities	$98,187	$118,946
Long-term liabilities	7,559	8,686
Total liabilities	$105,746	$127,632

Members’ capital	$355,385	$305,447
Noncontrolling interests	35,080	37,326
Total members’ equity	$390,465	$342,773

	Years Ended December 31,
	2023	2022	2021

Net sales and revenue	$1,379,651	$1,509,406	$1,332,555
Gross profit	$160,549	$94,106	$85,401
Depreciation expense	$26,142	$27,752	$34,258
Income from continuing operations	$135,012	$84,814	$64,243
Net income	$135,012	$84,814	$64,243

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2024 are approximately $110.3 million; the Company’s proportionate share of restricted net assets of Big River is approximately $11.4 million.

Short-term Investments

At January 31, 2024, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $155.3 million, which materially approximates fair value. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 5.5%. As carrying value materially approximates fair value, unrecognized holding gains or losses were insignificant.

At January 31, 2023, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $211.3 million, which materially approximates fair value. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 3.9%. As carrying value materially approximates fair value, unrecognized holding gains or losses were insignificant.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include derivative contracts that are traded in an active exchange market.

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

Financial assets and liabilities measured at fair value at January 31, 2024 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Forward purchase contracts asset (1)	$-	$579	$-	$579

Forward purchase contracts liability (4)	$-	$802	$-	$802
Commodity futures – in a loss position(2)	297	-	-	297
Total liabilities	$297	$802	$-	$1,099

Financial assets and liabilities measured at fair value at January 31, 2023 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Forward purchase contracts asset (1)	$-	$105	$-	$105
Commodity futures – in a gain position (3)	80	-	-	80
Total assets	$80	$105	$-	$185

Forward purchase contracts liability (4)	$-	$355	$-	$355
Commodity futures – in a loss position(5)	67	-	-	67
Total liabilities	$67	$355	$-	$422

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2)	The commodity futures liability is netted with cash collateral due from broker and included in “Prepaid expense and other” on the accompanying Consolidated Balance Sheets.

(3)	The commodity futures asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(4)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

(5)	The commodity futures asset is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

No other financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21. The carrying value of all other financial assets and liabilities approximate fair value.

There were no assets measured at fair value at January 31, 2024 and 2023 on a non-recurring basis.

5.	OTHER ASSETS

The components of other noncurrent assets are as follows (amounts in thousands):

	January 31,
	2024	2023

Deferred taxes	$7,837	$21,964
Other	1,301	1,215

Total	$9,138	$23,179

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows (amounts in thousands):

	January 31,
	2024	2023

Accrued payroll and related items	$9,457	$4,428
Accrued utility charges	3,373	4,116
Accrued transportation related items	2,972	1,311
Commodity futures	-	67
Forward purchase contracts	802	355
Accrued real estate taxes	1,742	1,850
Accrued income taxes	-	2,049
Other	1,371	1,152

Total	$19,717	$15,328

7.	LEASES

The Company elected the practical expedient, available pursuant to ASC 842, Leases, for lessees to include both lease and non-lease components as a single component and account for it as a lease. In general, certain maintenance costs are the responsibility of the Company under its railcar leases. These maintenance costs are a non-lease component which the Company elected to combine with rental payments and account for the total amount as operating lease expense.

At January 31, 2024, the Company has lease agreements, as lessee, for railcars. All the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

For fiscal years 2023, 2022, and 2021, the components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Fiscal Year
	2023	2022	2021

Operating lease expense	$6,386	$7,360	$6,346
Variable lease expense	301	399	1,907
Total lease expense	$6,687	$7,759	$8,253

The following table is a summary of future minimum rentals on such leases at January 31, 2024 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2025	$5,137
2026	2,985
2027	2,935
2028	2,506
2029	1,178
Total	14,741
Less: present value discount	1,894
Operating lease liabilities	$12,847

At January 31, 2024, the weighted average remaining lease term was 3.4 years, and the weighted average discount rate was 5.94% for the above leases.

At January 31, 2023, the weighted average remaining lease term was 3.7 years, and the weighted average discount rate was 5.51%.

8.	COMMON STOCK

On June 21, 2022, the Board of Directors of the Company adopted resolutions declaring a three-for-one split of the Company’s Common Stock to be effectuated in the form of a 200% stock dividend, payable on August 5, 2022 to stockholders of record at the close of business on July 29, 2022. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

The Company did not purchase any shares of its common stock during fiscal year 2023. During fiscal years 2022 and 2021 the Company purchased approximately 472,000 shares and 252,000 shares of its common stock for approximately $13.0 million and $6.6 million, respectively. At January 31, 2024, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional approximately 877,000 shares of its common stock.

Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,
	2024	2023

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	17,504	17,390

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to various market risks, including changes in commodity prices (raw materials and finished goods). To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity agreements (exchange-traded futures contracts and swaps) and forward purchase (corn) and sale (ethanol, distillers grains and distillers corn oil) contracts. The Company does not purchase or sell derivative financial instruments for trading or speculative purposes. The Company does not purchase or sell derivative financial instruments for which a lack of marketplace quotations would require the use of fair value estimation techniques. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting.

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value at January 31,		Liability Derivatives Fair Value at January 31,
	2024	2023	2024	2023

Forward purchase contracts (1)	$579	$105	$802	$355

Cash collateral balance (3)	$2,152	$1,735	-	-
Commodity futures (2)	(297)	80	-	67
Net position with broker	$1,855	$1,815	-	-

Total	$2,434	$1,920	$802	$422

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 9.3 million and 5.2 million bushels of corn at January 31, 2024 and 2023, respectively. Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 8.2 million and 12.8 million bushels of corn at January 31, 2024 and 2023, respectively.

(2)	Commodity futures assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long/buy positions for approximately 255,000 and 6.9 million bushels of corn, respectively at January 31, 2024. These contracts also included short/sell positions for approximately 210,000 gallons of ethanol at

January 31, 2024. These contracts included short/sell positions and long/buy positions for approximately 3.2 million and 725,000 bushels, respectively at January 31, 2023.

Commodity futures liabilities are included in “Accrued expense and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions for approximately 1.4 million bushels at January 31, 2023.

(3)	As of January 31, 2024, and 2023, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of January 31, 2024 and 2023, the Company was required to maintain collateral with the counterparty in the amount of approximately $2,152,000, recorded within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets and $1,735,000, included with “Restricted cash” on the accompanying Consolidated Balance Sheets, respectively.

See Note 4 which contains fair value information related to derivative financial instruments.

The following table provides information about gains (losses) recognized in income on the Company’s derivative financial instruments and the line items on the accompanying Consolidated Statements of Operations in which the fair values are reflected for the years ended January 31, 2024, 2023 and 2022 (amounts in thousands):

	Year Ended January 31,
	2024	2023	2022

Net sales	$(37)	$(1,024)	$(12,109)

Cost of sales	$15,023	$(12,714)	$(3,427)

10.	EMPLOYEE BENEFITS

The Company maintains the REX American Resources Corporation 2015 Incentive Plan, approved by its shareholders, which reserved a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards.  In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (TSR) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At January 31, 2024, 1,229,116 shares remain available for issuance under the Plan, excluding the impact of the 67,500 restricted stock units that may vest between zero and 135,000 shares of stock depending on certain performance metrics being achieved.

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

At January 31, 2024 and 2023, unrecognized compensation cost related to nonvested restricted stock was approximately $453,000 and $450,000, related to shares not considered vested for accounting purposes due to retirement eligibility. Based on retirement eligibility provisions, a portion of restricted stock grants are expensed at grant date, based on grant date fair value. At January 31, 2024, 21,778 shares were unvested for accounting purposes.

The following table summarizes legally non-vested restricted stock award activity for fiscal years 2023, 2022, and 2021:

	2023
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2023	81,264	$2,320	2
Granted	113,726	3,945
Forfeited	-	-
Vested	32,135	896

Non-Vested at January 31, 2024	162,855	$5,369	2

	2022
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2022	30,167	$773	1
Granted	70,689	2,032
Forfeited	450	13
Vested	19,142	472

Non-Vested at January 31, 2023	81,264	$2,320	2

	2021
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2021	59,102	$1,398	1
Granted	8,409	275
Forfeited	-	-
Vested	37,344	900

Non-Vested at January 31, 2022	30,167	$773	1

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

For the years ended January 31, 2024 and 2023, the Company recognized compensation cost of approximately $1.1 million and $0.7 million, respectively, related to RSUs. Unrecognized compensation cost related to nonvested RSUs was approximately $0.9 million and $2.0 million at January 31, 2024 and 2023, respectively.

The Company determined there to be no dilutive impact on earnings per shares for January 31, 2023 and 2022. At January 31, 2024, we calculated the diluted weighted average shares as follows (amounts in thousands):

Weighted average shares - basic	17,482
Dilutive effect of RSUs	94
Weighted average shares - diluted	17,576

11.	COMMITMENTS

At January 31, 2024, One Earth and NuGen had combined forward purchase contracts for approximately 17.4 million bushels of corn, the principal raw material for their ethanol plants and they had combined forward purchase contracts for approximately 1.9 MmBtu of natural gas.

At January 31, 2024, One Earth and NuGen had combined sales commitments for approximately 52.7 million gallons of ethanol, 120,000 tons of distillers grains and 14.9 million pounds of distillers corn oil.

At January 31, 2024, One Earth had signed contracts in place for capital projects of approximately $34.9 million, primarily related to its carbon capture and sequestration project and plant expansion.

One Earth has entered into a 10-year agreement in 2009 with an unrelated party for the use of a portion of that party’s natural gas pipeline. A new 15-year agreement, with monthly payments of $29,250 was effective February 1, 2019. One Earth paid approximately $351,000 in fiscal years 2023, 2022, and 2021 pursuant to the agreement.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketers”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One Earth and NuGen to pay a fee per ton of distillers grains sold for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and renew automatically for additional one-year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen combined incurred fees of approximately $1,199,000, $1,159,000, and $1,190,000 in fiscal years 2023, 2022, and 2021, respectively, for these marketing services.

The refined coal entity had various agreements (site license, operating agreements, etc.) containing payment terms based upon production of refined coal under which the Company was required to pay various fees. These fees totaled approximately $5,404,000 in fiscal year 2021.

12.	INCOME TAXES

The provision for income taxes for fiscal years 2023, 2022, and 2021 consist of the following (amounts in thousands):

	2023	2022	2021

Federal:
Current	$4,580	$4,485	$4,450
Deferred	14,102	2,925	12,064

Total	18,682	7,410	16,514

State and Local:
Current	3,377	4,167	3,098
Deferred	501	(2,035)	(581)

Total	3,878	2,132	2,517

Provision for income taxes	$22,560	$9,542	$19,031

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (amounts in thousands):

	January 31,
	2024	2023
Assets:
General business credit carryforward	$12,296	$26,061
Accrued liabilities	611	627
State net operating loss carryforward	202	244
Other items	288	240
Valuation allowance	(160)	(192)
Total	13,237	26,980

Liabilities:
Basis in pass through entities, including depreciation	(6,334)	(5,821)
Other	(664)	(292)
Total	(6,998)	(6,113)

Net deferred tax asset	$6,239	$20,867

The net deferred tax asset is reported on the accompanying Consolidated Balance Sheets based on net position by tax jurisdiction, with federal positions recorded as net assets and state positions recorded as net liabilities. At January 31, 2024 and 2023, respectively, approximately $7.8 million and $22.0 million are recorded as assets on the Consolidated Balance Sheets within “Other assets” and $1.6 million and $1.1 million are recorded as liabilities on the accompanying Consolidated Balance Sheets within “Deferred taxes”.

The Company has a general business credit carryforward of approximately $12.3 million and $26.1 million at January 31, 2024 and 2023, respectively. The Company can carry these credits forward for up to twenty years. The carryforward period begins to expire in fiscal year 2039.

The Company has a valuation allowance of approximately $160,000 and $192,000 at January 31, 2024 and 2023, respectively, related to state net operating loss carryforwards. The Company decreased the valuation allowance by $32,000 in fiscal year 2023. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

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

Through its refined coal operation, the Company earned production tax credits pursuant to IRC Section 45. The Company ceased operation of its refined coal business on November 18, 2021. The credits can be used to reduce future income tax liabilities for up to 20 years. These credits increased the income tax benefit from discontinued operations by approximately $11.3 million during fiscal year 2021.

During fiscal years 2022 and 2021, the Company recognized an income tax benefit (provision) for federal and state research and experimentation credits (net of uncertain tax position expense) of approximately $0.4 million and $(3.0) million, respectively. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company paid income taxes of approximately $12,730,000, $2,795,000, and $7,239,0000 in fiscal years 2023, 2022, and 2021, respectively. The Company did not receive any refunds in fiscal years 2023, 2022 and 2021.

Reconciliations of the federal statutory tax and the Company’s income tax expense for fiscal years 2023, 2022, and 2021 are as follows (amounts in thousands):

	2023	2022	2021

Federal income tax at statutory rate	$20,682	$9,971	$15,926
State and local taxes, net of federal tax benefit	3,299	1,725	2,396
Research and experimentation credits	-	(2,542)	(5,184)
Nondeductibe compensation expense	2,150	508	-
Uncertain tax positions	(98)	2,281	8,340
Noncontrolling interest	(3,650)	(2,523)	(2,231)
Other	177	122	(216)

Total	$22,560	$9,542	$19,031

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2014 and prior. The Company is currently undergoing a federal income tax examination for the years ended January 31, 2015 through January 31, 2022 related to tax credits claimed on returns during those years.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2024, total unrecognized tax benefits were approximately $18,895,000, and accrued penalties and interest were approximately $70,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18,812,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position. The Company accounts for uncertainty in income taxes by determining whether it is more likely than not the position will be sustained on audit, including resolution of any related tax audits. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

	Fiscal Year
	2023	2022

Unrecognized tax benefits, beginning of year	$19,088	$16,781
Changes for tax positions for prior years	45	165
Changes for tax positions for current year	(168)	2,142

Unrecognized tax benefits, end of year	$18,965	$19,088

At January 31, 2024 and 2023, approximately $16.4 million of the unrecognized tax benefits balance was recorded on the accompanying Consolidated Balance Sheets within “Other assets” and $0.6 million was recorded within “Other long-term liabilities”. At January 31, 2024 and 2023, respectively, approximately $2.0 million and $2.1 million of the unrecognized tax benefits balance was recorded on the accompanying Consolidated Balance Sheets within “Refundable income taxes”.

13.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2024 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

14.	DISCONTINUED OPERATIONS

On November 18, 2021, the Company ceased operation of its refined coal business as tax credits could no longer be earned on its operation. Beginning in the third quarter of fiscal year 2021, the results of the operations of the refined coal business have been recognized as discontinued operations. There were no amounts reclassified as discontinued operations in fiscal years 2023 and 2022.

Below is a table reflecting certain items of the Consolidated Condensed Statement of Operations that were reclassified as discontinued operations for fiscal year 2021 (amounts in thousands):

2021

Net sales and revenue[1]	$400
Cost of Sales	8,602
Gross loss	(8,202)
Selling, general and administrative	698
Loss before income taxes	(8,900)
Benefit for income taxes	13,295
Net income from discontinued operations, net of tax	4,395
Net loss attributable to noncontrolling interests[2]	397
Net income attributable to REX common shareholders	$4,792

1 Refined coal sales were recorded net of the cost of coal as the Company purchased the coal feedstock from the customer to which the processed refined coal was sold.

2 Net loss attributable to noncontrolling interest represents the minority investor’s share of the loss before income taxes as noncontrolling interests does not include any gain from the refined coal tax credits.

As of January 31, 2024 and 2023, there were no amounts on the balance sheet reclassified to discontinued operations.

15.	RELATED PARTIES

During fiscal years 2023, 2022, and 2021, One Earth and NuGen, combined, purchased approximately $117.0 million, $135.4 million, and $90.2 million, respectively, of corn and other supplies from minority equity investors. The Company had amounts payable to related parties of approximately $5.8 million, and $1.5 million at January 31, 2024 and 2023, respectively.

During fiscal year 2021, the Company recognized commission expense of approximately $0.3 million, payable to the minority investor in the refined coal entity. The commission expense is associated with the refined coal business, and as such, there was no commission expense recorded in fiscal year 2023 or 2022.

During fiscal year 2023 and 2021, the Company received approximately $22,000 and $304,000 in capital contributions from the minority investor in the refined coal entity. The Company did not receive capital contributions related to the refined coal entity in fiscal year 2022.

******

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of REX American Resources Corporation and subsidiaries (the Company) as of January 31, 2024, the related consolidated statements of operations, equity and cash flows for the year then ended, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 29, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As discussed in notes 1 and 12, the Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At January 31, 2024, the Company has a valuation allowance of approximately $160,000. In addition, the Company accounts for uncertainty in income taxes by determining whether it is more likely than not that the position will be sustained on audit, including resolution of any related tax audits. The Company has a general business credit carryforward of approximately $12,300,000 (net of any uncertain tax positions) at January 31, 2024, which generally consist of federal research and experimentation credits and federal refined coal credits. The Company has total unrecognized tax benefits of approximately $18,895,000 at January 31, 2024. The Company also is currently undergoing a federal income tax examination for the years ended January 31, 2015 through January 31, 2022.

Due to the inherent uncertainty in forecasting financial results, coupled with the specialized tax knowledge required to accurately predict future taxable income and deductions, we identified management’s assertion that the federal deferred income tax assets are more likely than not to be realized and valuation of the unrecognized tax benefit as critical audit matters. Performance of our audit procedures to evaluate management’s judgments required a high degree of auditor judgment and the involvement of our tax specialists.

With the assistance of income tax specialists, our audit procedures related to the evaluation of whether deferred tax assets are more likely than not realizable and the valuation of uncertain tax benefits included the following, among others:

●	We obtained an understanding of the relevant controls related to income taxes, including those over the evaluation of the valuation allowance and uncertain tax positions, and we tested such controls for design and operating effectiveness.
●	We evaluated the accuracy of management’s schedule of future reversals of temporary differences by comparing to related schedules and expected reversal patterns and by evaluating current tax laws.
●	We tested the reasonableness of management’s forecasted future income by comparing to normalized historical results.
●	We tested the ability to carryforward tax attributes, primarily general business credits and the timing of expiration.
●	We evaluated management’s estimate of the uncertain tax position by considering historical results of federal income tax examinations under similar circumstances.

●	We tested the mathematical accuracy of the Company’s valuation allowance analysis and uncertain tax position analysis.
●	We evaluated the sufficiency of the Company’s disclosures related to the realizability of deferred income tax assets and the effects of uncertain tax positions in the financial statements.

/s/ RSM US LLP

We have served as the Company's auditor since 2023.

Des Moines, Iowa

March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of REX American Resources, Inc. and subsidiaries (the "Company") as of January 31, 2023, the related consolidated statements of statements of operations, shareholders’ equity, and cash flows, for the years ended January 31, 2023 and 2022, and the related notes the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the fiscal 2022 and 2021 financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023, and the results of its operations and its cash flows for the years ended January 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the accompanying fiscal 2022 and 2021 financial statements have been retrospectively adjusted for a change in the method of accounting for shipping and handling costs for products sold to customers from being recorded within “Selling, general and administrative expenses” to being recorded within “Cost of sales” on the accompanying Consolidated Statements of Operations.

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

/s/ Deloitte & Touche LLP

Dayton, Ohio

March 30, 2023 (March 29, 2024, as to the basis of presentation described in Note 1)

We began serving as the Company’s auditor in 2002. In 2023 we became the predecessor auditor.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2024, 2023 AND 2022

(Amounts in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses	Deductions Charges for Which Reserves Were Created	Balance End of Year

2024:
Deferred tax valuation allowance	$192	$-	$32	$160

2023:
Deferred tax valuation allowance	$213	$-	$21	$192

2022:
Deferred tax valuation allowance	$232	$-	$19	$213

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2024 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ZAFAR A. RIZVI	Chief Executive Officer and President
Zafar A. Rizvi	(principal executive officer)	March 29, 2024

/s/ DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	March 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited REX American Resources Corporation’s (the Company) internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of January 31, 2024 and for the year then ended, and our report dated March 29, 2024 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Des Moines, Iowa

March 29, 2024

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 11, 2024, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 11, 2024 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 11, 2024 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 11, 2024 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 11, 2024 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2024 and 2023

Consolidated Statements of Operations for the years ended January 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended January 31, 2024, 2023 and 2022

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm-RSM US LLP (PCAOB ID No. 49)

Report of Independent Registered Public Accounting Firm-Deloitte & Touche LLP (PCOAB ID. 34)

(a)(2)(i) Financial Statement Schedules

The following financial statement schedules are filed as a part of this report at Item 8 hereof.

Schedule II -Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

3(a)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(a) to Form 8-K filed June 8, 2015, File No. 001-09097)

4(a)	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4(a) to Form 10-K filed April 1, 2020, File No. 001-09097)

10(a)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Zafar A. Rizvi (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(b)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Douglas L. Bruggeman (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(c)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Stuart A. Rose (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(d)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(e)*	Form of Restricted Stock Award Agreement under the REX American Resources 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2022, File No. 001-09097)

10(f)*	Form of REX American Resources Corporation Restricted Stock Unit Award Agreement (Employee-Performance Based Vesting Award) (incorporated by reference to Exhibit 10.4 to Form 8-K filed May 27, 2022, File No. 001-09097)

(21)	Subsidiaries of the registrant:

	21	Subsidiaries of registrant

(23)	Consents of experts and counsel:

	23(a)	Consent of RSM US LLP, Independent Registered Public Accounting Firm

	23(b)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

(97)	Policy relating to erroneously awarded compensation:

	97.1	REX American Resources Corporation Compensation Recovery Policy

(101)	Interactive Data File:

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2024, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

	104	The cover page from REX American Resources Corporation on Form 10-K for the year ended January 31, 2024

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

Date: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STUART A. ROSE Stuart A. Rose	Executive Chairman of the Board	March 29, 2024

/s/ ZAFAR A. RIZVI Zafar A. Rizvi	Chief Executive Officer, President and Director (principal executive officer)	March 29, 2024

/s/ DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 29, 2024

/s/ EDWARD M. KRESS Edward M. Kress	Director	March 29, 2024

/s/ CHARLES A. ELCAN Charles A. Elcan	Director	March 29, 2024

/s/ DAVID S. HARRIS David S. Harris	Director	March 29, 2024

/s/ MERVYN L. ALPHONSO Mervyn L. Alphonso	Director	March 29, 2024

/s/ LEE I. FISHER Lee I. Fisher	Director	March 29, 2024

/s/ ANNE C. MACMILLAN Anne C. MacMillan	Director	March 29, 2024

/s/ CHERYL L. BUSTOS Cheryl L. Bustos	Director	March 29, 2024