Form 10-Q
period 2024-04-30
REX AMERICAN RESOURCES Corp
filed 2024-05-30
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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

Yes ☐   No ☒

At the close of business on May 29, 2024, the registrant had 17,503,745 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)	April 30,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$231,200	$223,397
Short-term investments	120,564	155,260
Accounts receivable	21,535	23,185
Inventory	27,100	26,984
Refundable income taxes	4,586	5,728
Prepaid expenses and other	16,628	17,549
Total current assets	421,613	452,103
Property and equipment, net	179,024	155,587
Operating lease right-of-use assets	11,561	13,038
Other assets	22,167	9,138
Equity method investment	36,654	34,936
Total assets	$671,019	$664,802

Liabilities and equity
Current liabilities:
Accounts payable – trade (includes $1.9 million and $5.8 million with related parties at April 30, 2024 and January 31, 2024, respectively)	$43,216	$42,073
Current operating lease liabilities	3,724	4,469
Accrued expenses and other current liabilities	15,760	19,717
Total current liabilities	62,700	66,259
Long-term liabilities:
Deferred taxes	1,598	1,598
Long-term operating lease liabilities	7,729	8,378
Other long-term liabilities	593	970
Total long-term liabilities	9,920	10,946
Equity:
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	4,064	3,769
Retained earnings	711,952	701,761
Treasury stock	(191,848)	(191,911)
Total REX shareholders’ equity	524,467	513,918
Noncontrolling interests	73,932	73,679
Total equity	598,399	587,597
Total liabilities and equity	$671,019	$664,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended
	April 30,
	2024	2023

Net sales and revenue	$161,231	$212,714
Cost of sales (includes $30,647 and $33,848 with related parties for the three months ended April 30, 2024 and 2023, respectively.)	146,780	202,548

Gross profit	14,451	10,166

Selling, general and administrative expenses	(6,111)	(5,769)
Equity in income of unconsolidated affiliates	1,718	1,490
Interest and other income, net	5,905	2,801

Income before income taxes	15,963	8,688
Provision for income taxes	(3,690)	(1,988)

Net income	12,273	6,700
Net income attributable to noncontrolling interests	(2,082)	(1,464)
Net income attributable to REX common shareholders	$10,191	$5,236

Weighted average shares outstanding – basic	17,546	17,439

Basic net income per share attributable to REX common shareholders	$0.58	$0.30

Weighted average shares outstanding – diluted	17,664	17,439

Diluted net income per share attributable to REX common shareholders	$0.58	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three Months Ended April 30, 2024 and 2023

Unaudited

(In Thousands)

	REX Shareholders
	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2024	29,853	$299	12,350	$(191,911)	$3,769	$701,761	$73,679	$587,597

Net income						10,191	2,082	12,273

Noncontrolling interests distribution and other							(1,829)	(1,829)

Issuance of equity awards and stock-based compensation expense	–	–	–	63	295	–	–	358

Balance at April 30, 2024	29,853	$299	12,350	$(191,848)	$4,064	$711,952	$73,932	$598,399

Balance at January 31, 2023	29,853	$299	12,463	$(193,721)	$578	$640,826	$63,012	$510,994

Net income						5,236	1,464	6,700

Noncontrolling interests distribution and other							(716)	(716)

Issuance of equity awards and stock-based compensation expense	–	–	–	61	362	–	–	423

Balance at April 30, 2023	29,853	$299	12,463	$(193,660)	$940	$646,062	$63,760	$517,401

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)	Three Months Ended
	April 30,
	2024	2023
Cash flows from operating activities:
Net income including noncontrolling interests	$12,273	$6,700
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,414	4,420
Amortization of operating lease right-of-use assets	1,478	1,334
Income from equity method investments	(1,718)	(1,490)
Interest income from investments	(1,816)	(2,052)
Deferred income tax	2,479	1,342
Stock based compensation expense	716	612
Gain on sale of property and equipment – net	–	(10)
Changes in assets and liabilities:
Accounts receivable	1,650	(4,055)
Inventories	(116)	7,445
Refundable income taxes	1,142	(2,021)
Other assets	(3,797)	(6,167)
Accounts payable, trade	(12,733)	(16,066)
Other liabilities	(6,235)	(3,998)
Net cash used in operating activities	(2,263)	(14,006)
Cash flows from investing activities:
Capital expenditures	(24,832)	(4,199)
Purchase of short-term investments	(84,978)	(102,348)
Maturity of short-term investments	121,490	127,588
Proceeds from sale of real estate and property and equipment	–	10
Deposits	215	(9)
Net cash provided by investing activities	11,895	21,042
Cash flows from financing activities:
Payments to noncontrolling interests holders	(1,829)	(716)
Net cash used in financing activities	(1,829)	(716)

Net increase in cash and cash equivalents	7,803	6,320
Cash and cash equivalents, beginning of period	223,397	71,347
Cash and cash equivalents, end of period	$231,200	$77,667

Non cash investing activities – Accrued capital expenditures	$3,938	$274
Non cash financing activities – Stock awards accrued	$358	$189
Prepaid lease payment, prior to lease commencement	$15,600	$–
Right-of-use assets acquired and liabilities incurred upon lease execution	$–	$97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

Note 1. Consolidated Financial Statements

References to the Company – References to “REX” or the “Company” in the consolidated financial statements and in these notes to the consolidated condensed financial statements refer to REX American Resources Corporation, a Delaware corporation, and its majority and wholly owned subsidiaries.

The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2024 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 (fiscal year 2023). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Note 2. Accounting Policies

The interim consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2023 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Change in Accounting Principles

Effective during the second quarter of fiscal year 2023, the Company changed the method of accounting for shipping and handling costs for products sold to customers from recorded within “Selling, general and administrative expenses” to recorded within “Cost of sales” on the accompanying Consolidated Statements of Operations. While both presentations are allowable under accounting principles generally accepted in the United States of America, the Company believes that this change in classification is preferable because it improves the comparability of gross margin between periods and among industry peers.

The following table shows the effect of the retrospective change to the Consolidated Statements of Operations previously presented:

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $0.1 million and $4.5 million and received no refunds during the three months ended April 30, 2024 and 2023, respectively.

As of April 30, 2024, and January 31, 2024, total unrecognized tax benefits were approximately $18.9 million. Accrued penalties and interest were approximately $77,100 and approximately $70,000 at April 30, 2024 and January 31, 2024, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18.8 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company did not record any inventory write-downs at April 30, 2024. The Company recorded approximately $0.8 million of inventory write-downs in cost of sales at January 31, 2024. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2024	January 31, 2024

Ethanol and other finished goods	$5,179	$9,102
Work in process	5,387	5,299
Corn and other raw materials	16,534	12,583
Total	$27,100	$26,984
10

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first three months of fiscal years 2024 or 2023.

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

Reclassifications

Certain immaterial amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassification had no effect on net income, working capital, or members’ equity previously reported.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended April 30,
	2024	2023
Ethanol	$119,427	$158,279
Dried distillers grains	30,686	39,706
Distillers corn oil	9,805	13,081
Modified distillers grains	1,197	1,565
Other	116	83
Total	$161,231	$212,714
12

Note 4. Leases

At April 30, 2024, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Three Months Ended April 30,
	2024	2023

Operating lease expense	$1,682	$1,761
Variable lease expense	54	242
Total lease expense	$1,736	$2,003

The following table is a summary of future minimum rentals on such leases at April 30, 2024 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2025	$3,623
2026	2,984
2027	2,935
2028	2,506
2029	1,178
Total	13,226
Less: present value discount	1,773
Operating lease liabilities	$11,453

At April 30, 2024, the weighted average remaining lease term is 3.4 years, and the weighted average discount rate is 6.03% for the outstanding leases. At January 31, 2024, the weighted average remaining lease term was 3.4 years, and the weighted average discount rate was 5.94% for the outstanding leases.

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

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by ASC 820 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries certain cash equivalents, investments, and derivative instruments at fair value.

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

To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, investments and property and equipment, various processes and controls have been adopted, which include: (i) model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; and (ii) periodic review and substantiation of profit and loss reporting for all derivative instruments. Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2024 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$1,438	$-	$1,438
Commodity futures (2)	25	-	-	25
Total assets	$25	$1,438	$-	$1,463

Forward purchase contracts liability (3)	$-	$227	$-	$227

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2024 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$579	$-	$579
Commodity futures (2)	(297)	-	-	(297)
Total assets	$(297)	$579	$-	$282

Forward purchase contracts liability (3)	$-	$802	$-	$802
14

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2)	The commodity futures assets and liabilities are netted with cash collateral due from broker and included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(3)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2024	January 31, 2024

Land and improvements	$34,283	$32,403
Buildings and improvements	23,810	23,810
Machinery, equipment, and fixtures	307,385	307,326
Construction in progress	63,157	37,334
Total property and equipment	428,635	400,873
Less: Accumulated depreciation	(249,611)	(245,286)
Total	$179,024	$155,587

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	April 30, 2024	January 31, 2024

Prepaid utility lease	$15,600	$-
Deferred taxes	5,358	7,837
Other	1,209	1,301
Total	$22,167	$9,138
15

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2024	January 31, 2024

Accrued payroll and related items	$4,413	$9,457
Accrued utility charges	2,151	3,373
Accrued transportation related items	3,630	2,972
Accrued real estate taxes	1,937	1,742
Forward purchase contracts	227	802
Accrued income taxes	89	-
Other	3,313	1,371
Total	$15,760	$19,717

Note 9. Derivative Financial Instruments

The Company is exposed to various market risks, including changes in commodity prices (raw materials and finished goods). To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity agreements (exchange-traded futures contracts and swaps) and forward purchase (corn and natural gas) and sale (ethanol, distillers grains and distillers corn oil) contracts. The Company does not purchase or sell derivative financial instruments for trading or speculative purposes. The Company does not purchase or sell derivative financial instruments for which a lack of marketplace quotations would require the use of fair value estimation techniques. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting.

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	April 30, 2024	January 31, 2024	April 30, 2024	January 31, 2024

Forward purchase contracts (1)	$1,438	$579	$227	$802

Cash collateral balance (3)	$549	$2,152	$-	$-
Commodity futures (2)	25	(297)	-	-
Net position with broker	$574	$1,855	$-	$-

Total	$2,012	$2,434	$227	$802

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 14.6 million and 9.3 million bushels of corn at April 30, 2024 and January 31, 2024, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 2.5 million and 8.2 million bushels of corn at April 30, 2024 and January 31, 2024, respectively.

(2)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long/buy positions for approximately 3.0 million and 0.7 million bushels of corn, respectively, at April 30, 2024. These contracts also included short/sell positions for approximately 420,000 gallons of ethanol at April 30, 2024. These contracts included short/sell positions and long/buy positions for approximately 255,000 and 6.9 million bushels of corn, respectively, at January 31, 2024. These contracts also included short/sell positions for approximately 210,000 gallons of ethanol at January 31, 2024.

(3)	As of April 30, 2024 and January 31, 2024, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of April 30, 2024 and January 31, 2024, the Company was required to maintain collateral with the counterparty in the amount of approximately $0.5 million and $2.2 million, respectively, recorded within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
17

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized gains, which are included in “Cost of sales” in the accompanying Consolidated Statement of Operations, on derivative financial instruments related to corn purchase contracts of approximately $64,000 and of $5.8 million for the first quarter of fiscal years 2024 and 2023, respectively.

Note 10. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at April 30, 2024 and January 31, 2024 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	April 30, 2024	January 31, 2024

Big River	10.3%	$36,654	$ 34,936

Undistributed earnings of the Company’s equity method investee totaled approximately $16.6 million and approximately $14.9 million at April 30, 2024 and January 31, 2024, respectively. The Company did not receive dividends from its equity method investee in the first quarter of fiscal year 2024 or 2023.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2024	2023

Net sales and revenue	$273,199	$374,503
Gross profit	$18,262	$17,552
Depreciation expense	$6,546	$6,556
Income from continuing operations	$16,659	$14,447
Net income	$16,659	$14,447

Short-term Investments

At April 30, 2024, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $120.6 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 5.4%. Unrecognized holding losses at April 30, 2024 were approximately $80,000.

At January 31, 2024, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $155.3 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 5.5%. Unrecognized holding losses at January 31, 2024 were approximately $94,000.

Note 11. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (“TSR”) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At April 30, 2024, 1,229,116 shares remain available for issuance under the Plan, excluding the impact of the 67,500 restricted stock units that may vest between zero and 135,000 shares of stock depending on certain performance metrics being achieved.

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

Based on retirement eligibility provisions, a portion of restricted stock grants are expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At April 30, 2024 and January 31, 2024, 21,778 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $360,000 and $453,000 respectively.

The following tables summarize legally non-vested restricted stock award activity for the periods presented:

	Three Months Ended April 30, 2024

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2024	162,855	$5,369	2
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2024	162,855	$5,369	2

	Three Months Ended April 30, 2023

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2023	81,264	$2,320	2
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2023	81,264	$2,320	2

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

For each of the three month periods ended April 30, 2024 and 2023, the Company recognized compensation cost of approximately $265,000 related to the RSUs. Unrecognized compensation cost related to the RSUs at April 30, 2024 and January 31, 2024, was approximately $0.7 million and $0.9 million, respectively.

The Company determined there to be no dilutive impact on earnings per share for the first quarter of fiscal year 2023. For the three month period ended April 30, 2024, we calculated the diluted weighted average shares as follows (amounts in thousands):

Weighted average shares – basic	17,546
Dilutive effect of RSUs	118
Weighted average shares – diluted	17,664

Note 12. Income Taxes

The Company’s income tax provision was approximately $3.7 million and $2.0 million for the three months ended April 30, 2024 and 2023, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

	Three Months Ended April 30,
	2024	2023

Unrecognized tax benefits, beginning of period	$18,965	$19,088
Changes for prior years’ tax positions	7	(3)
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$18,972	$19,085
21

At April 30, 2024 and January 31, 2024, approximately $16.4 million of the unrecognized tax benefits balance was recorded on the accompanying Consolidated Balance Sheets within “Other assets”, $0.6 million was recorded within “Other long-term liabilities” and $2.0 million was recorded within “Refundable income taxes”.

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsel’s evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. There were no liabilities recorded at April 30, 2024 and January 31, 2024, as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

At April 30, 2024, One Earth and NuGen had combined forward purchase contracts for approximately 17.2 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 3.0 million MmBtu (million British thermal unit) of natural gas.

At April 30, 2024 One Earth and NuGen had combined sales commitments for approximately 51.8 million gallons of ethanol, approximately 77,500 tons of distillers grains and approximately 6.3 million pounds of distillers corn oil.

At April 30, 2024, One Earth had signed non-cancelable contracts for capital projects with approximately $14.3 million remaining in future payments, of which $9.2 million is related to One Earth’s carbon sequestration project and $5.1 million relates to planned plant expansion.

At April 30, 2024, One Earth had a facilities rental agreement with a utility provider that has been executed and is scheduled to commence in early 2025. The remaining future payments are estimated to be approximately $4.7 million. The facility will service both the One Earth Energy ethanol plant and the planned carbon sequestration compression facility.

Note 14. Related-Party Transactions

During the first quarters of fiscal years 2024 and 2023, One Earth and NuGen purchased approximately $30.6 million and $33.8 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. The Company had amounts payable to related parties of approximately $1.9 million and $5.8 million at April 30, 2024 and January 31, 2024, respectively.

Note 15. Subsequent Events

On May 26, 2024, the Illinois General Assembly passed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act (Senate Bill 1289), which the governor is expected to sign. The new legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Under the new legislation, we believe that the Illinois Commerce Commission will be required to dismiss our pending application for a certificate of authority under the CO2 Act, and we will be required to refile our application complying with the requirements of the new legislation. Further, the new legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date proposed federal CO2 pipeline safety standards are finalized by the Pipeline and Hazardous Materials Safety Administration (PHMSA) or, subject to certain other conditions, July 1, 2026. The Company is currently reviewing Senate Bill 1289 for its impact on the timing and other aspects of the Company’s proposed pipeline and carbon sequestration project and will continue to monitor future developments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At April 30, 2024, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at April 30, 2024:

Entity	Location	REX’s Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	75.9%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	W. Burlington, IA Galva, IL Dyersville, IA Boyceville, WI	10.3% 10.3% 5.7% 10.3%

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

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

Through our affiliate, One Earth Energy, LLC, we are in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant in Gibson City, IL. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. In October 2022, we applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”) and we continue to provide information to the EPA regarding our application upon request. We have now secured sufficient subsurface easements for the proposed first injection well to allow for sequestration of all the carbon emissions from the One Earth Energy ethanol plant for a minimum of 15 years. We also need to obtain a county special-use zoning permit for the sequestration site. In addition, we have begun construction for a facility to capture, dehydrate, and compress carbon dioxide from the One Earth Energy ethanol plant to a state suitable for sequestration. We expect to complete construction of the capture and compression facility by July 31, 2024, at which time testing of the facility could commence, upon completion of other infrastructure.

In October 2023, we submitted an application to the Illinois Commerce Commission (“ICC”) for a certificate of authority under the state’s Carbon Dioxide Transportation and Sequestration Act (the “CO2 Act”) to build a short pipeline to deliver carbon dioxide from the One Earth Energy ethanol plant to the proposed sequestration site. We also have obtained consent from all of the necessary landowners for the use of their land for the pipeline.

On May 26, 2024, however, the Illinois General Assembly passed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act (Senate Bill 1289), which the governor is expected to sign. The new legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Under the new legislation, we believe that the ICC will be required to dismiss our pending application for a certificate of authority under the CO2 Act, and we will be required to refile our application complying with the requirements of the new legislation. Further, the new legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date proposed federal CO2 pipeline safety standards are finalized by the Pipeline and Hazardous Materials Safety Administration (PHMSA) or, subject to certain other conditions, July 1, 2026. The Company is currently reviewing Senate Bill 1289 for its impact on the timing and other aspects of the Company’s proposed pipeline and carbon sequestration project, and investigating alternative methods to deliver carbon to a sequestration site.

Although we have made meaningful progress and significant investments in the carbon sequestration project at One Earth Energy, we continue to work with the various government agencies involved to obtain all required permits and approvals, with no assurance of the ultimate success or timing of the project.

We also intend to concurrently expand the One Earth ethanol plant. We received a permit from the EPA to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, planned for the first quarter of fiscal 2025, we intend to apply for another permit to further increase production to 200 million gallon per year. Finally, we continue to work to identify ways to reduce our carbon intensity (“CI”) score at the One Earth plant with the intention to maximize tax credits available under the Inflation Reduction Act. The Inflation Reduction Act created a new Clean Fuel Production Credit, available for calendar years 2025 – 2027, of approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI point threshold to incentive further increases in plant efficiencies within the industry.

We expect the total cost of these projects to be approximately $165-175 million, which we currently plan to pay from our available cash. As of April 30, 2024, we have spent $41.0 million life-to-date and are contractually committed to spend an additional $9.2 million toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”) and section 45Z of the Internal Revenue Code (“45Z”), as outlined in the Inflation Reduction Act. As of April 30, 2024, we have spent $37.0 million life-to-date and are contractually committed to spend an additional $5.1 million at the One Earth plant toward plant capacity expansion and ongoing efforts to reduce our CI scoring.

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

Critical Accounting Policies and Estimates

During the three months ended April 30, 2024, we did not change any of our critical accounting policies as disclosed in our 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date. For example, “fiscal year 2024” means the period February 1, 2024 to January 31, 2025.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty on the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There have been no established congressional target volumes beginning in 2023. The EPA also has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their obligation to submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the U.S. Department of Agriculture (“USDA”), can grant the refiner a full or partial waiver, or deny the waiver petition. The EPA issued 88 refinery exemptions for the 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA has not granted any small refinery waivers for 2019-2022 and has continued that stance in the proposed volumes for 2023-2025. There remain multiple ongoing legal challenges on how the EPA has handled the small refinery waivers. On November 22, 2023, the Fifth U.S. Circuit Court of Appeals (the “Court”) ruled against the EPA on six SREs the EPA had previously denied. The Court remanded those six petitions back to the EPA, and each refinery will continue to operate under temporary SREs previously offered to them by the Court.

Numerous lawsuits had been filed against the EPA after it finalized RFS volumes for the years 2020-2022. A District of Columbia Circuit Court of Appeals recently issued a decision upholding the EPA’s renewable fuel volume obligations for the 2020-2022 years, including a 250 million gallon supplemental volume requirements for 2022. The Court also upheld the method the EPA used in its 2022 set rule to account for SREs in calculating the volume obligations under the RFS program.

The EPA has issued Renewable Fuel Standard volume obligations for calendar years 2023-2025 for conventional biofuels (which includes corn-based ethanol) of 15.0 billion gallons. Additionally, for 2023, the EPA restored 250 million gallons previously waived.

The Inflation Reduction Act of 2022 will likely impact our business by creating a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code (“45Z”), available for the years 2025 to 2027. The Clean Fuel Production Credit is approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI point threshold. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q of the Internal Revenue Code (“45Q”). Taxpayers may elect to be treated as making a payment against tax for 100% of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts include (a) extending the biodiesel tax credit, which could impact the value of our renewable corn oil, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creating a new tax credit for sustainable aviation fuel (“SAF”); (c) funding biofuel refueling infrastructure which could impact the availability of higher level ethanol blended fuel; and (d) providing for production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

In April 2024, the U.S Department of Treasury and the IRS released updated guidance which included an updated GREET lifecycle model for the section 40B SAF tax credit. This model provides a pathway for U.S. corn-based ethanol to be considered a qualifying feedstock for SAF if certain measures are taken to lower carbon intensity of production. GREET, or Greenhouse gases, Regulated Emissions, and Energy use in Technologies, is used as a model to calculate greenhouse gas (“GHG”) reductions. The GREET model aims to provide a comprehensive assessment of the environmental impact of aviation fuels focusing on reducing GHG emissions through the entire lifecycle of the fuel, including through carbon capture and certain climate-smart agricultural (“CSA) practices. CSA practices for corn production must include no-till farming, planting cover crops and using enhanced efficiency nitrogen fertilizers. The section 40B credit expires on December 31, 2024 and is to be replaced by the 45Z tax credit. A new 45Z-GREET model will be developed but will require further modeling, data assumptions, and verification.

Additionally, see “One Earth Energy, LLC Carbon Sequestration and Plant Expansion” above for a discussion of certain uncertainties associated with our Illinois carbon sequestration and plant expansion project.

Should any of the trends and uncertainties mentioned above continue, our future operating results could be impacted.

Comparison of Three Months Ended April 30, 2024 and 2023

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended April 30,
	2024	2023

Net sales and revenue	$161,231	$212,714
Cost of sales	146,780	202,548
Gross profit	$14,451	$10,166

Income before income taxes	$15,963	$8,688

Provision for income taxes	$(3,690)	$(1,988)

Net income attributable to REX common shareholders	$10,191	$5,236

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended April 30,
	2024	2023

Ethanol	$119,427	$158,279
Dried distillers grains	30,686	39,706
Distillers corn oil	9,805	13,081
Modified distillers grains	1,197	1,565
Other	116	83
Total	$161,231	$212,714
27

The following table summarizes selected operating data:

	Three Months Ended April 30,
	2024	2023

Average selling price per gallon of ethanol (net of hedging)	$1.60	$2.21
Gallons of ethanol sold (in millions)	74.5	71.5
Average selling price per ton of dried distillers grains	$187.64	$244.85
Tons of dried distillers grains sold	163,533	162,166
Average selling price per pound of distillers corn oil	$0.47	$0.63
Pounds of distillers corn oil sold (in millions)	21.0	20.6
Average selling price per ton of modified distillers grains	$82.52	$127.58
Tons of modified distillers grains sold	14,510	12,270

Net sales and revenue in the quarter ended April 30, 2024 decreased 24% compared to the prior year’s first quarter.

Ethanol revenue decreased 25% in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 as the average selling price of ethanol at our consolidated plants decreased 28% during the first quarter of fiscal year 2024 compared to the prior year comparable period, offset by a 4% increase in gallons of ethanol sold. The decrease in the ethanol selling price resulted primarily from a decrease in commodity prices.

Dried distillers grains revenue decreased 23% in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 as the average price per ton sold decreased 23%, offset slightly by a 1% increase in tons sold. The decrease in the dried distillers grains selling price resulted primarily from a decrease in corn prices as dried distillers grains prices often correlate with corn pricing.

Distillers corn oil revenue decreased approximately 25% in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 as the average price per pound sold decreased 25%, offset partially by a 2% increase in pounds sold. The decrease in the distillers corn oil selling price resulted primarily from a decrease in commodity prices.

Modified distillers grains revenue decreased 24% in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023 due to a 35% decrease in the average selling price per ton sold, partially offset by an 18% increase in tons sold. The decrease in the modified distillers grains selling price resulted primarily from a decrease in corn prices. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuates from time to time based upon market conditions.

Cost of sales decreased approximately 28% in the quarter ended April 30, 2024, compared to the prior year first quarter. Corn accounted for approximately 75% ($110.6 million) of our cost of sales during the first quarter of fiscal year 2024 compared to approximately 81% ($163.7 million) during the first quarter of fiscal year 2023. The cost of corn decreased primarily due to lower corn prices, partially offset by an increase in corn used between the two periods. Natural gas accounted for approximately 5%

($7.1 million) of our cost of sales during the first quarter of fiscal year 2024, consistent with approximately 5% ($10.7 million) during the first quarter of fiscal year 2023.

As a result of the foregoing, gross profit for the first quarter of fiscal year 2024 increased approximately $4.3 million compared to the prior year’s first quarter.

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

SG&A expenses were approximately $6.1 million for the first quarter of fiscal year 2024, compared to approximately $5.8 million of expenses for the first quarter of fiscal year 2023. The increases are primarily related to the increase in performance bonus expense as a result of higher net income in 2024, offset partially by decreases in professional fees, railcar lease expense and freight expense.

During the first quarter of fiscal year 2024, we recognized income from our equity investment in Big River of approximately $1.7 million compared to income of approximately $1.5 million for the first quarter of fiscal year 2023. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.8 million gallons of ethanol shipped in the trailing twelve months ended April 30, 2024. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $5.9 million for the first quarter of fiscal year 2024 versus approximately $2.8 million for the first quarter of fiscal year 2023. One of our consolidated ethanol plants recognized $1.2 million in patronage income from an investment in a cooperative. The remaining change in the three-month period related to increased interest income in the current year as yields on our excess cash and short-term investments increased in fiscal year 2024, compared to 2023.

As a result of the foregoing, income before income taxes was approximately $16.0 million and $8.7 million for the first quarters of fiscal year 2024 and 2023, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $3.7 million and $2.0 million for the three months ended April 30, 2024 and 2023, respectively.

As a result of the foregoing, net income was approximately $12.3 for the first quarter of fiscal year 2024 compared to approximately $6.7 million for the first quarter of fiscal year 2023.

Net income attributable to noncontrolling interests was approximately $2.1 million for the first quarter of fiscal year 2024 compared to $1.5 million for the first quarter of fiscal year 2023. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2024 was approximately $10.2 million, compared to net income attributable to REX common shareholders of approximately $5.2 million for the first quarter of fiscal year 2023.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2.3 million for the first three months of fiscal year 2024, compared to cash used in operating activities of approximately $14.0 million for the first three months of fiscal year 2023. For the first three months of fiscal year 2024, cash was provided by net income of approximately $12.3 million, adjusted upward for non-cash items of approximately $5.6 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, and stock-based compensation expense. A decrease in the balance of accounts receivable provided cash of approximately $1.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories were nearly flat over the first three months of fiscal year 2024. An increase in the balance of other assets of approximately $3.8 million primarily relates to prepayments on certain executed lease agreements, offset by changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value. A decrease in the balance of refundable income taxes of approximately $1.1 million primarily relates to the accrual of the federal taxes currently payable for the first quarter of 2024. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $12.7 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $6.2 million, which was primarily caused by a decrease in accrued payroll of approximately $5.4 million following the payment of fiscal year 2023 bonuses.

Net cash used in operating activities was approximately $14.0 million for the first three months of fiscal year 2023. For the first three months of fiscal year 2023, cash was provided by net income of approximately $6.7 million, adjusted for non-cash items of approximately $4.2 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and gain on sale of property and equipment. An increase in the balance of accounts receivable used cash of approximately $4.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories decreased over the first three months of fiscal year 2023, providing cash of $7.4 million. An increase in the balance of other assets of approximately $6.2 million primarily relates to changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value. An increase in the balance of refundable income taxes of approximately $2.0 million primarily relates to amounts paid toward taxes currently payable for the previous fiscal year and quarterly estimated tax payments. A decrease in the balance of accounts payable used cash of approximately $16.1 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $4.0 million.

At April 30, 2024, working capital was approximately $358.9 million, compared to $385.8 million at January 31, 2024. The ratio of current assets to current liabilities was 6.7 to 1 at April 30, 2024 and 6.8 to 1 at January 31, 2024.

Cash of approximately $11.9 million was provided by investing activities for the first three months of fiscal year 2024, compared to cash provided by investing activities of approximately $21.0 million during the first three months of fiscal year 2023. During the first three months of fiscal year 2024, we had capital expenditures of approximately $24.8 million, primarily for various capital projects at our consolidated ethanol plants, including $10.1 million for expansion and CI scoring reduction projects at the One Earth facility and $11.0 million for the carbon sequestration project. During the first three months of fiscal year 2024, we purchased short-term U.S. Treasury Bills of approximately $85.0 million, while U.S. Treasury Bills of approximately $121.5 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on the investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $21.0 million was provided by investing activities for the first three months of fiscal year 2023. During the first three months of fiscal year 2023, we had capital expenditures of approximately $4.2 million, primarily for various expansion and carbon intensity score reduction projects at the One Earth and NuGen facilities. During the first three months of fiscal year 2023, we purchased U.S. Treasury Bills of approximately $102.3 million. During the first three months of fiscal year 2023 U.S. Treasury Bills of approximately $127.6 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments.

Cash of approximately $1.8 million was used in financing activities for the first three months of fiscal year 2024 for payments to noncontrolling interests holders, compared to approximately $0.7 million for the first three months of fiscal year 2023.

We are investigating various uses for our excess cash and short-term investments. We expect total capital expenditures related to the construction at the One Earth facilities to approximate $165 million to $175 million, inclusive of the carbon sequestration project and plant capacity expansion and ongoing efforts to reduce CI scoring, which we currently plan to pay from our available cash. As of April 30, 2024, we have spent $41.0 million since inception and are contractually committed to spend an additional $9.2 million toward the carbon sequestration project. As of April 30, 2024, we have spent $37.0 million since inception and are contractually committed to spend an additional $5.1 million toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $85 million to $110 million during the remainder of fiscal year 2024.

We have a stock buyback program with 876,786 shares remaining authorized at April 30, 2024. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe meet our investment criteria.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the effect of pandemics such as COVID-19 on the Company’s business operations, including impacts on supplies, demand, personnel and other factors, the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, distillers corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, success in permitting and developing the planned carbon sequestration facility near the One Earth Energy ethanol plant, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy, changes in foreign currency exchange rates and the effects of terrorism or acts of war. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following April 30, 2024 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	285,000	Gallons	$42,665
Corn	98,600	Bushels	$40,082
Distillers Grains	689	Tons	$10,466
Distillers Corn Oil	86,200	Pounds	$3,576
Natural Gas	7,400	MmBtu	$1,018

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split-adjusted). At April 30, 2024, a total of 876,786 shares remained available to purchase under this authorization.

There were no share repurchases by the Company in the first quarter of fiscal year 2024.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi	Chief Executive Officer and President
(Zafar A. Rizvi)	(Chief Executive Officer)	May 30, 2024

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	May 30, 2024
36