Form 10-Q
period 2024-10-31
REX AMERICAN RESOURCES Corp
filed 2024-12-05
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Yes ☐ No ☒

At the close of business on December 4, 2024, the registrant had 17,567,152 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$298,249	$223,397
Short-term investments	66,826	155,260
Accounts receivable	22,331	23,185
Inventory	29,127	26,984
Refundable income taxes	5,556	5,728
Prepaid expenses and other	14,408	17,549
Total current assets	436,497	452,103
Property and equipment, net	200,496	155,587
Operating lease right-of-use assets	22,580	13,038
Other assets	17,074	9,138
Equity method investment	39,015	34,936
Total assets	$715,662	$664,802

Liabilities and equity
Current liabilities:
Accounts payable – trade (includes $1.2 million and $5.8 million with related parties at October 31, 2024 and January 31, 2024, respectively)	$22,220	$42,073
Current operating lease liabilities	5,857	4,469
Accrued expenses and other current liabilities	15,883	19,717
Total current liabilities	43,960	66,259
Long-term liabilities:
Deferred taxes	5,694	1,598
Long-term operating lease liabilities	16,761	8,378
Other long-term liabilities	2,647	970
Total long-term liabilities	25,102	10,946
Equity
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	6,254	3,769
Retained earnings	748,830	701,761
Treasury stock	(190,892)	(191,911)
Total REX shareholders’ equity	564,491	513,918
Noncontrolling interests	82,109	73,679
Total equity	646,600	587,597
Total liabilities and equity	$715,662	$664,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Net sales and revenue	$174,877	$221,079	$484,263	$645,770
Cost of sales (includes $22,739 and $32,723 with related parties for the three months ended October 31, 2024 and 2023, respectively, and $81,726 and $92,610 with related parties for the nine months ended October 31, 2024 and 2023, respectively.)	135,196	181,789	410,358	577,962

Gross profit	39,681	39,290	73,905	67,808

Selling, general and administrative expenses	(8,426)	(7,609)	(20,977)	(21,996)
Equity in income of unconsolidated affiliates	3,621	4,738	7,086	9,275
Interest and other income, net	4,629	4,863	14,950	10,935

Income before income taxes	39,505	41,282	74,964	66,022
Provision for income taxes	(9,402)	(9,640)	(17,581)	(15,396)

Net income	30,103	31,642	57,383	50,626
Net income attributable to noncontrolling interests	(5,603)	(5,566)	(10,314)	(10,259)
Net income attributable to REX common shareholders	$24,500	$26,076	$47,069	$40,367

Weighted average shares outstanding – basic	17,595	17,531	17,550	17,461

Basic net income per share attributable to REX common shareholders	$1.39	$1.49	$2.68	$2.31

Weighted average shares outstanding – diluted	17,723	17,531	17,673	17,461

Diluted net income per share attributable to REX common shareholders	$1.38	$1.49	$2.66	$2.31

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three and Nine Months Ended October 31, 2024 and 2023

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2024	29,853	$299	12,286	$(190,957)	$5,961	$724,330	$76,553	$616,186

Net income						24,500	5,603	30,103

Noncontrolling interests distribution and other							(47)	(47)

Issuance of equity awards and stock based compensation expense	-	-	-	65	293	-	-	358

Balance at October 31, 2024	29,853	$299	12,286	$(190,892)	$6,254	$748,830	$82,109	$646,600

Balance at January 31, 2024	29,853	$299	12,350	$(191,911)	$3,769	$701,761	$73,679	$587,597

Net income						47,069	10,314	57,383

Noncontrolling interests distribution and other							(1,884)	(1,884)

Issuance of equity awards and stock based compensation expense	-	-	(64)	1,019	2,485	-	-	3,504

Balance at October 31, 2024	29,853	$299	12,286	$(190,892)	$6,254	$748,830	$82,109	$646,600

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2023	29,853	$299	12,350	$(192,037)	$3,181	$655,117	$66,989	$533,549

Net income						26,076	5,566	31,642

Issuance of equity awards and stock based compensation expense	-	-	-	63	294	-	-	357

Balance at October 31, 2023	29,853	$299	12,350	$(191,974)	$3,475	$681,193	$72,555	$565,548

Balance at January 31, 2023	29,853	$299	12,463	$(193,721)	$578	$640,826	$63,012	$510,994

Net income						40,367	10,259	50,626

Noncontrolling interests distribution and other							(716)	(716)

Issuance of equity awards and stock based compensation expense	-	-	(113)	1,747	2,897	-	-	4,644

Balance at October 31, 2023	29,853	$299	12,350	$(191,974)	$3,475	$681,193	$72,555	$565,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income including noncontrolling interests	$57,383	$50,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,433	13,371
Amortization of operating lease right-of-use assets	4,192	3,766
Income from equity method investments	(7,086)	(9,275)
Dividends received from equity method investments	3,007	5,513
Interest income from investments	(4,219)	(6,950)
Deferred income tax	11,934	10,048
Stock based compensation expense	2,980	5,146
Loss on disposal of property and equipment – net	45	205
Changes in assets and liabilities:
Accounts receivable	854	(4,976)
Inventories	(2,143)	11,229
Refundable income taxes	172	(1,486)
Other assets	(12,639)	(1,312)
Accounts payable, trade	(21,629)	(5,622)
Other liabilities	(6,178)	(4,819)
Net cash provided by operating activities	39,106	65,464
Cash flows from investing activities:
Capital expenditures	(55,428)	(22,359)
Purchase of short-term investments	(210,328)	(378,381)
Maturity of short-term investments	302,981	337,490
Proceeds from sale of real estate and property and equipment	210	10
Deposits	195	(27)
Net cash provided by (used in) investing activities	37,630	(63,267)
Cash flows from financing activities:
Payments to noncontrolling interests holders	(1,884)	(716)
Net cash used in financing activities	(1,884)	(716)

Net increase in cash and cash equivalents	74,852	1,481
Cash and cash equivalents, beginning of period	223,397	71,347
Cash and cash equivalents, end of period	$298,249	$72,828

Non cash investing activities – Accrued capital expenditures	$3,275	$722
Non cash investing activities – Capital additions transferred from prepaid expenses	$188	$-
Non cash financing activities – Stock awards accrued	$1,648	$1,467
Non cash financing activities – Stock awards issued	$2,172	$965
Right-of-use assets acquired and liabilities incurred upon lease execution	$13,734	$3,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2024

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

Financial Instruments

Certain of the forward corn and natural gas purchase contracts and ethanol, distillers grains and distillers corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”) because these arrangements are for purchases of corn that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and distillers corn oil in quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $5.5 million and $8.7 million and received no refunds during the nine months ended October 31, 2024 and 2023, respectively.

As of October 31, 2024, and January 31, 2024, total unrecognized tax benefits were approximately $18.9 million. Accrued penalties and interest were approximately $91,600 and approximately $70,000 at October 31, 2024 and January 31, 2024, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18.8 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down in instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company did not record any inventory write-downs at October 31, 2024. The Company recorded approximately $0.8 million of inventory write-downs in cost of sales at January 31, 2024. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2024	January 31, 2024

Ethanol and other finished goods	$4,239	$9,102
Work in process	4,352	5,299
Corn and other raw materials	20,536	12,583
Total	$29,127	$26,984
10

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first nine months of fiscal years 2024 or 2023.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management has evaluated the impact of this disclosure and is prepared to adopt the amendments when effective.

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

Note 3. Net Sales and Revenue

The Company recognizes sales of products when obligations under the terms of the respective contracts with customers are satisfied. This occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car or truck used to transport the products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods. Sales, value added and other taxes the Company collects concurrent with revenue producing activities are excluded from net sales and revenue.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Ethanol	$138,107	$170,174	$373,634	$495,972
Dried distillers grains	25,032	34,983	77,564	106,632
Distillers corn oil	10,249	14,756	28,633	39,257
Modified distillers grains	1,159	1,159	3,479	3,814
Derivative financial instruments gains (losses)	300	-	737	(29)
Other	30	7	216	124
Total	$174,877	$221,079	$484,263	$645,770
12

Note 4. Leases

At October 31, 2024, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Operating lease expense	$2,014	$1,499	$5,384	$4,691
Variable lease expense	134	(26)	129	277
Total lease expense	$2,148	$1,473	$5,513	$4,968

The following table is a summary of future minimum rentals on such leases at October 31, 2024 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2025	$1,876
2026	6,789
2027	6,740
2028	5,497
2029	3,207
Thereafter	1,744
Total	25,853
Less: present value discount	3,235
Operating lease liabilities	$22,618

At October 31, 2024, the weighted average remaining lease term is 3.8 years, and the weighted average discount rate is 6.57% for the outstanding leases. At January 31, 2024, the weighted average remaining lease term was 3.4 years, and the weighted average discount rate was 5.94% for the outstanding leases.

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

Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2024 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Forward purchase contracts asset (1)	$-	$597	$-	$597
Commodity futures asset (2)	(76)	-	-	(76)
Total assets	$(76)	$597	$-	$521

Forward purchase contracts liability (3)	$-	$1,061	$-	$1,061
14

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2024 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Forward purchase contracts asset (1)	$-	$579	$-	$579
Commodity futures (2)	(297)	-	-	(297)
Total assets	$(297)	$579	$-	$282

Forward purchase contracts liability (3)	$-	$802	$-	$802

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(2)	The commodity futures assets and liabilities are netted with cash collateral due from broker and included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(3)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2024	January 31, 2024

Land and improvements	$34,112	$32,403
Buildings and improvements	24,009	23,810
Machinery, equipment, and fixtures	317,733	307,326
Construction in progress	81,279	37,334
Total property and equipment	457,133	400,873
Less: Accumulated depreciation	(256,637)	(245,286)
Total	$200,496	$155,587

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	October 31, 2024	January 31, 2024

Prepaid utility lease	$15,600	$-
Deferred taxes	-	7,837
Other	1,474	1,301
Total	$17,074	$9,138
15

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2024	January 31, 2024

Accrued payroll and related items	$8,315	$9,457
Accrued utility charges	2,029	3,373
Accrued transportation related items	834	2,972
Accrued real estate taxes	1,344	1,742
Forward purchase contracts	1,061	802
Other	2,300	1,371
Total	$15,883	$19,717

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 31, 2024	January 31, 2024	October 31, 2024	January 31, 2024

Forward purchase contracts (1)	$597	$579	$1,061	$802

Cash collateral balance (3)	$1,209	$2,152	$-	$-
Commodity futures (2)	(76)	(297)	-	-
Net position with broker	$1,133	$1,855	$-	$-

Total	$1,730	$2,434	$1,061	$802
16

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 11.8 million and 9.3 million bushels of corn at October 31, 2024 and January 31, 2024, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 4.7 million and 8.2 million bushels of corn at October 31, 2024 and January 31, 2024, respectively.

(2)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions for approximately 7.0 million bushels of corn and 2.1 million gallons of ethanol at October 31, 2024. These contracts included short/sell positions and long/buy positions for approximately 255,000 and 6.9 million bushels of corn, respectively, at January 31, 2024. These contracts also included short/sell positions for approximately 210,000 gallons of ethanol at January 31, 2024.

(3)	As of October 31, 2024 and January 31, 2024, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of October 31, 2024 and January 31, 2024, the Company was required to maintain collateral with the counterparty in the amount of approximately $1.2 million and $2.2 million, respectively, recorded within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

See Note 5 which contains fair value information related to derivative financial instruments.

The Company recognized gains, which are included in “Cost of sales” in the accompanying Consolidated Statement of Operations, on derivative financial instruments related to corn purchase contracts of approximately $3.8 million and of $10.6 million for the third quarter of fiscal years 2024 and 2023, respectively. The Company recognized (losses) and gains on derivative financial instruments related to corn purchase contracts of approximately $(2.4) million and $15.7 million for the first nine months of fiscal years 2024 and 2023, respectively.

The Company recognized gains, which are recorded in “Net sales and revenue” in the accompanying Consolidated Statement of Operations, on derivative financial instruments related to ethanol sales contracts of approximately $0.3 million and $0.7 million for the three- and nine-month periods ended October 31, 2024, respectively. Gains or losses on derivative financial instruments related to ethanol sales contracts were insignificant for the same periods in 2023.

Note 10. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at October 31, 2024 and January 31, 2024 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	October 31, 2024	January 31, 2024

Big River	10.3%	$39,015	$34,936

Undistributed earnings of the Company’s equity method investee totaled approximately $19.0 million and approximately $14.9 million at October 31, 2024 and January 31, 2024, respectively. The Company received dividends from its equity method investee of approximately $3.0 million and $5.5 million in the first nine months of fiscal year 2024 or 2023, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Net sales and revenue	$272,481	$351,390	$808,844	$1,128,012
Gross profit	$46,996	$52,869	$88,110	$107,395
Depreciation expense	$3,433	$6,470	$16,639	$19,629
Net income	$44,900	$53,112	$84,127	$104,930
Net income attributable to members	$38,708	$45,955	$72,311	$89,954

Short-term Investments

At October 31, 2024, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $66.8 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 5.1%. Unrecognized holding gains at October 31, 2024 were approximately $18,000.

At January 31, 2024, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $155.3 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 5.5%. Unrecognized holding losses at January 31, 2024 were approximately $94,000.

Note 11. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vest based on the Company’s Total Shareholder Return (“TSR”) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At October 31, 2024, 1,165,709 shares remain available for issuance under the Plan, excluding the impact of the 67,500 restricted stock units that may vest between zero and 135,000 shares of stock depending on certain performance metrics being achieved.

Restricted Stock Awards

 As a component of their compensation, restricted stock has been granted to directors and certain employees at the closing market price of REX common stock on the grant date. In addition, one quarter of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

Based on retirement eligibility provisions, a portion of restricted stock grants are expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At October 31, 2024, 20,046 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $643,000, to be recognized over a weighted average vesting term of 2.1 years.

The following tables summarize legally non-vested restricted stock award activity for the periods presented:

	Nine Months Ended October 31, 2024

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2024	162,855	$5,369	2
Granted	63,407	2,894
Forfeited	-	-
Vested	63,870	2,073

Non-Vested at October 31, 2024	162,392	$6,190	2
19

	Nine Months Ended October 31, 2023

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2023	81,264	$2,320	2
Granted	113,726	3,945
Forfeited	-	-
Vested	32,135	896

Non-Vested at October 31, 2023	162,855	$5,369	2

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

The Company recognized approximately $0.3 million in each of the three-month periods ended October 31, 2024 and 2023. The Company recognized $0.8 million in each of the nine-month periods ended October 31, 2024 and 2023. Unrecognized compensation cost related to the RSUs at October 31, 2024 was approximately $0.2 million, to be recognized over a weighted average vesting term of 2 months.

The Company determined there to be no dilutive impact on earnings per share for the first three quarters of fiscal year 2023. For the three- and nine-months periods ended October 31, 2024, we calculated the diluted weighted average shares as follows (amounts in thousands):

	Three Months Ended October 31, 2024	Nine Months Ended October 31, 2024
Weighted average shares – basic	17,595	17,550
Dilutive effect of RSUs	128	123
Weighted average shares – diluted	17,723	17,673

Note 12. Income Taxes

The Company’s income tax provision was approximately $9.4 million and $9.6 million for the three months ended October 31, 2024 and 2023, respectively. The Company’s income tax provision was approximately $17.6 million and $15.4 million for the nine months ended October 31, 2024 and 2023, respectively.

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

The Company files a U.S. federal income tax return and various state income tax returns. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2014 and prior. The Company is currently undergoing a federal income tax examination for the years ended January 31, 2015 through January 31, 2022 related to refined coal production tax credits pursuant to IRC Section 45 and research and experimentation credits pursuant to IRC Section 41 claimed during those years.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

	Nine Months Ended October 31,
	2024	2023

Unrecognized tax benefits, beginning of period	$18,965	$19,088
Changes for prior years’ tax positions	21	9
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$18,986	$19,097

At October 31, 2024 and January 31, 2024, approximately $16.4 million of the unrecognized tax benefits balance was recorded on the accompanying Consolidated Balance Sheets within “Deferred taxes” and “Other assets”, respectively, $0.6 million was recorded within “Other long-term liabilities”, and $2.0 million was recorded within “Refundable income taxes”.

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsel’s evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. There were no liabilities recorded at October 31, 2024 and January 31, 2024, as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

At October 31, 2024, One Earth and NuGen had combined forward purchase contracts for approximately 16.5 million bushels of corn, the principal raw material for their ethanol plants, and they have combined forward purchase contracts for approximately 1.1 million MmBtu (million British thermal unit) of natural gas.

At October 31, 2024, One Earth and NuGen had combined sales commitments for approximately 53.5 million gallons of ethanol, approximately 102,900 tons of distillers grains and approximately 8.2 million pounds of distillers corn oil.

At October 31, 2024, One Earth had signed non-cancelable contracts for capital projects with approximately $9.8 million remaining in future payments, of which $2.4 million is related to One Earth’s carbon sequestration project and $7.4 million relates to its ongoing plant expansion.

At October 31, 2024, One Earth had a facilities rental agreement with a utility provider that has been executed and is scheduled to commence in early 2025. The remaining future payments are estimated to be approximately $4.7 million over an initial term of ten years. The facility will service both the One Earth Energy ethanol plant and the planned carbon sequestration compression facility.

Note 14. Related-Party Transactions

During the third quarters of fiscal years 2024 and 2023, One Earth and NuGen purchased approximately $22.7 million and $32.7 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. Such purchases totaled approximately $81.7 million and $92.6 million for the nine months ended October 31, 2024 and 2023, respectively. The Company had amounts payable to related parties of approximately $1.2 million and $5.8 million at October, 31, 2024 and January 31, 2024, respectively.

During the nine months ended October 31, 2024, $1.5 million was paid to landowners who are minority equity investors of One Earth Energy, for land easements related to the carbon sequestration project. There were no amounts paid to related parties for land easements in the three-month period ended October 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At October 31, 2024, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at October 31, 2024:

Entity	Location	REX’s Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	75.9%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC:
Big River Resources W Burlington, LLC	W. Burlington, IA	10.3%
Big River Resources Galva, LLC	Galva, IL	10.3%
Big River United Energy, LLC	Dyersville, IA	5.7%
Big River Resources Boyceville, LLC	Boyceville, WI	10.3%

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

We attempt to manage the risk related to the volatility of commodity prices by utilizing forward corn and natural gas purchase contracts, forward ethanol, distillers grains and distillers corn oil sale contracts and commodity futures agreements, as management deems appropriate. We attempt to match quantities of these sale contracts with an appropriate quantity of corn purchase contracts over a given period of time when we can obtain an adequate gross margin resulting from the crush spread inherent in the contracts we have executed. However, the market for future ethanol sales contracts generally lags the spot market with respect to ethanol price. Consequently, we generally execute fixed price ethanol contracts for no more than four months into the future at any given time and we may lock in our corn or ethanol price without having a corresponding locked in ethanol or corn price for short durations of time. As a result of the relatively short period of time during which our fixed price contracts are fulfilled, we generally cannot predict the future movements in our realized crush spread for more than four months; thus, we are unable to predict the likelihood or amounts of future income or loss from the operations of our ethanol facilities. We utilize derivative financial instruments, primarily exchange traded commodity future contracts and swap contracts, in conjunction with certain of our corn procurement activities and commodity marketing activities.

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

Through our affiliate, One Earth Energy, LLC, we are in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant in Gibson City, IL. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. In October 2022, we applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”), and we continue to provide information to the EPA during the technical review of our application upon request. We currently expect the EPA to prepare a draft permit by the first quarter of 2025 and make a final permit decision by the third quarter of 2025, according to the EPA’s Class VI Permit Tracker Dashboard on their website. We have now secured sufficient subsurface easements for the proposed first injection well to allow for sequestration of all the carbon emissions from the One Earth Energy ethanol plant for a minimum of 15 years. We also need to obtain a county special-use zoning permit for the sequestration site. Last year, we began construction of a facility to capture, dehydrate, and compress carbon dioxide from the One Earth Energy ethanol plant to a state suitable for sequestration. We are nearing the completion of construction of the capture and compression facility.

In October 2023, we submitted an application to the Illinois Commerce Commission (“ICC”) for a certificate of authority under the state’s Carbon Dioxide Transportation and Sequestration Act (the “CO2 Act”) to build a short pipeline to deliver carbon dioxide from the One Earth Energy ethanol plant to the proposed sequestration site. We also have obtained easements from all of the necessary landowners for the use of their land for the pipeline for the first two wells. On May 26, 2024, however, the Illinois General Assembly passed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act (Senate Bill 1289), which was signed by the governor in July 2024. The new legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the new legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date proposed federal CO2 pipeline safety standards are finalized by the federal Pipeline and Hazardous Materials Safety Administration (PHMSA) or, subject to certain other conditions, July 1, 2026. As a result of this legislation, the ICC dismissed our application without prejudice, and we will be required to resubmit an application after rules are finalized or subsequent to July 1, 2026.

Although we have made meaningful progress and significant investments in the carbon sequestration project at One Earth Energy, we continue to work with the various government agencies involved to obtain all required permits and approvals, with no assurance of the ultimate success or timing of the project. Also see the discussion under “Trends and Uncertainties” on page 27 of certain recently proposed legislation that, if enacted, could impact our carbon sequestration project.

We also are concurrently expanding the One Earth ethanol plant. We received a construction permit from the EPA to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, planned for the third quarter of fiscal 2025, we intend to apply for another permit to further increase production to 200 million gallon per year.

We continue to work to identify ways to reduce our carbon intensity (“CI”) score at the One Earth plant with the intention of maximizing the tax credits available under the Inflation Reduction Act, which created a new Clean Fuel Production Credit under 45Z of the Internal Revenue Code (“45Z”), available for calendar years 2025 – 2027, of approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI point threshold to incentivize further increases in plant efficiencies within the industry. The U.S. Department of the Treasury has not yet issued final rules on qualification for 45Z tax credits.

We expect the total cost of these projects to be approximately $165-175 million, which we continue to pay from our available cash. As of October 31, 2024, we have spent $52.9 million life-to-date and are contractually committed to spend an additional $2.4 million toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”) and section 45Z of the Internal Revenue Code, as outlined in the Inflation Reduction Act, with 45Z credits being subject to final guidance yet to be issued by the U.S. Department of the Treasury. As of October 31, 2024, we have spent $50.2 million life-to-date and are contractually committed to spend an additional $7.4 million at the One Earth plant toward plant capacity expansion and ongoing efforts to reduce our CI scoring.

Refined Coal

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, for approximately $12.0 million, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date. We began classifying this operation as discontinued operations in the third quarter of fiscal 2021. Over the course of operation, we recognized $58.2 million in tax credits. The federal production tax credits received through operation of this facility remain under IRS audit.

Critical Accounting Policies and Estimates

During the three months ended October 31, 2024, we did not change any of our critical accounting policies as disclosed in our 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2024.

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

In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their obligation to submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the U.S. Department of Agriculture (“USDA”), can grant the refiner a full or partial waiver, or deny the waiver petition. The EPA issued 88 small refinery exemptions (“SREs”) for the 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA did not grant any small refinery waivers for 2019-2022 and has continued that stance in the proposed volumes for 2023-2025. There remain multiple ongoing legal challenges to how the EPA has handled the small refinery waivers. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit vacated many of the EPA’s 2022 SRE denials. The EPA had denied 105 SREs in 2022. As a result of this Court ruling, the EPA has voluntarily moved to rescind the agency’s 2023 denial of 26 SREs. On November 21, 2024, the EPA reported that 130 SRE petitions were then pending under the RFS, up from 50 as of mid-September. The increase is attributed to submissions from small refineries seeking reconsideration of petitions that were previously denied.

The EPA has issued Renewable Fuel Standard volume obligations for calendar years 2023-2025 for conventional biofuels (which includes corn-based ethanol) of 15.0 billion gallons for each year. Additionally, for 2023, the EPA restored 250 million gallons previously waived.

The Inflation Reduction Act will likely impact our business by creating a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code (“45Z”), available for the years 2025 to 2027. The Clean Fuel Production Credit is approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI point threshold. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton under section 45Q. Taxpayers may elect to be treated as making a payment against tax for 100%

of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts of the Inflation Reduction Act include (a) extension of the biodiesel tax credit, which could support the value of our renewable corn oil, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creation of new tax credit for sustainable aviation fuel (“SAF”); (c) funding of biofuel refueling infrastructure which could increase the availability of higher level ethanol blended fuel; and (d) provision for production and purchase credits for electric vehicles, which could reduce the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

In April 2024, the U.S Department of the Treasury and the IRS released updated guidance which included an updated GREET (Greenhouse Gases, Regulated Emissions, and Energy use in Technologies) lifecycle model for the section 40B SAF tax credit. This model provides a pathway for U.S. corn-based ethanol to be considered a qualifying feedstock for SAF if certain measures are taken to lower carbon intensity of production. GREET is used as a model to calculate greenhouse gas (“GHG”) reductions. The GREET model aims to provide a comprehensive assessment of the environmental impact of aviation fuels focusing on reducing GHG emissions through the entire lifecycle of the fuel, including through carbon capture and certain climate-smart agricultural (“CSA) practices. CSA practices for corn production must include no-till farming, planting cover crops and using enhanced efficiency nitrogen fertilizers. The section 40B credit expires on December 31, 2024 and is being replaced by the 45Z tax credit. A new 45Z-GREET model has not yet been developed by the U.S. Department of the Treasury, but will likely require further modeling, data assumptions, and verification.

Illinois Senate Bill 3968, which was recently introduced into the Illinois Senate and assigned to the Executive Senate Committee would, if eventually enacted, ban carbon sequestration projects if they overlie, underlie, or pass through a sole-source aquifer, including the aquifer’s upstream areas that are part of the aquifer’s project review area, as identified by the U.S. EPA. On November 14, 2024, the Executive Senate Committee paused the bill until they can gather additional information. The first well for our proposed carbon sequestration project is located inside, at the edge of the Mahomet Sole Source Aquifer Project Review Area, within the Sangamon River near Fisher Upstream Area. It is approximately five miles north of the Sangamon River and nearly six miles from the mapped boundary of the Mahomet Aquifer, which has been designated as a sole source or principal aquifer by the U.S. EPA. We believe our second and third sequestration well sites are outside the Mahomet Sole Source Aquifer Project Review Area. The Company is closely monitoring this bill and any impact it would have on our project.

Additionally, see “One Earth Energy, LLC Carbon Sequestration and Plant Expansion” above for a discussion of certain other uncertainties associated with our Illinois carbon sequestration and plant expansion projects.

The trends and uncertainties mentioned above could impact our future operating results in both positive and negative ways.

Comparison of Three and Nine Months Ended October 31, 2024 and 2023

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Net sales and revenue	$174,877	$221,079	$484,263	$645,770
Cost of sales	135,196	181,789	410,358	577,962
Gross profit	$39,681	$39,290	$73,905	$67,808

Income before income taxes	$39,505	$41,282	$74,964	$66,022

Provision for income taxes	$(9,402)	$(9,640)	$(17,581)	$(15,396)

Net income attributable to REX common shareholders	$24,500	$26,076	$47,069	$40,367

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Ethanol	$138,107	$170,174	$373,634	$495,972
Dried distillers grains	25,032	34,983	77,564	106,632
Distillers corn oil	10,249	14,756	28,633	39,257
Modified distillers grains	1,159	1,159	3,479	3,814
Derivative financial instruments gains (losses)	300	-	737	(29)
Other	30	7	216	124
Total	$174,877	$221,079	$484,263	$645,770
28

The following table summarizes selected operating data:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Average selling price per gallon of ethanol (net of hedging)	$1.83	$2.32	$1.74	$2.32
Gallons of ethanol sold (in millions)	75.5	73.2	215.1	213.8
Average selling price per ton of dried distillers grains	$147.14	$194.94	$166.27	$220.92
Tons of dried distillers grains sold	170,116	179,451	466,497	482,660
Average selling price per pound of distillers corn oil	$0.44	$0.61	$0.44	$0.60
Pounds of distillers corn oil sold (in millions)	23.4	24.1	64.6	65.5
Average selling price per ton of modified distillers grains	$63.00	$85.86	$68.81	$104.94
Tons of modified distillers grains sold	18,392	13,496	50,555	36,349

Net sales and revenue in the quarter ended October 31, 2024 decreased 21% compared to the prior year’s third quarter. Net sales and revenue in the first nine months ended October 31, 2024 decreased approximately 25% compared to the first nine months of 2023.

Ethanol revenue decreased 19% in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 as the average selling price of ethanol at our consolidated plants decreased 21% during the third quarter of fiscal year 2024 compared to the prior year comparable period, partially offset by a 3% increase in gallons of ethanol sold. Ethanol revenue decreased 25% in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023, driven by a 25% decrease in selling price while gallons sold did not change significantly. The decrease in the ethanol selling price resulted primarily from a decrease in corn prices as the market price for ethanol often correlates with the market price for corn.

Dried distillers grains revenue decreased 28% in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 as the average price per ton sold decreased 25%, coupled with a 5% decrease in tons sold. Dried distillers grains revenue decreased 27% in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023, driven by a 25% decrease in the average selling price, along with a 3% decrease in the tons sold. The decrease in the dried distillers grains selling price resulted primarily from a decrease in corn prices as dried distillers grains prices often correlate with corn pricing.

Distillers corn oil revenue decreased approximately 31% in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 as the average price per pound sold decreased 28%, along with a 3% decrease in pounds sold. Distillers corn oil revenue decreased 27% in the first nine months of 2024 compared to the first nine months of 2023 as the average price per pound decreased 27%, along with a 1% decrease in pounds sold. The decrease in the distillers corn oil selling price resulted primarily from fluctuations in demand with the renewable biodiesel market and is often tied to the price of soybean oil.

Modified distillers grains revenue did not change in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023 due to a 36% increase in the tons sold, offset by a decrease in the average selling price per ton sold of 27%. Modified distillers grains revenue decreased 9% in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 due to a 34% decrease in the average selling price per ton sold, offset by a 39% increase in tons sold during the same period. The decrease in the modified distillers grains selling price resulted primarily from a decrease in corn prices as prices tend to move in the same direction. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Gains on derivative financial instruments, included in net sales and revenue, were approximately $0.3 million in the three-month period ended October 31, 2024, compared to no gain or loss on derivative financial instruments during the three-month period ended October 31, 2023. Gains on derivative financial instruments, included in net sales and revenue, were approximately $0.7 million in the nine-month period ended October 31, 2024, compared to losses of $29,000 on derivative financial instruments during the nine-month period ended October 31, 2023. These gains and losses are related to our risk management activities and were impacted by the price movements of ethanol.

Cost of sales decreased approximately 26% in the quarter ended October 31, 2024, compared to the prior year third quarter. Corn accounted for approximately 76% ($102.6 million) of our cost of sales during the third quarter of fiscal year 2024 compared to approximately 80% ($145.2 million) during the third quarter of fiscal year 2023. Natural gas accounted for approximately 3% of our cost of sales during the third quarter of fiscal year 2024 ($4.6 million) and the third quarter of fiscal year 2023 ($6.2 million). Cost of sales decreased approximately 29% in the nine-months ended October 31, 2024, compared to the prior year comparable period. Corn accounted for approximately 76% ($312.2 million) of our cost of sales during the first nine months of fiscal year 2024 compared to approximately 81% ($467.0 million) during the first nine months of fiscal year 2023. Natural gas accounted for approximately 4% of our cost of sales during the nine months ended October 31, 2024 ($15.6 million) and during the first nine months of fiscal year 2023 ($23.3 million). The cost of corn and natural gas decreased primarily due to lower pricing for both during the three and nine months ended October 31, 2024.

As a result of the foregoing, gross profit for the third quarter of fiscal year 2024 increased approximately $0.4 million compared to the prior year’s third quarter. Gross profit for the first nine months of fiscal year 2024 increased approximately $6.1 million compared to the first nine months of fiscal year 2023.

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

SG&A expenses were approximately $8.4 million for the third quarter of fiscal year 2024, compared to approximately $7.6 million of expenses for the third quarter of fiscal year 2023. The increase from the prior year third quarter are due primarily to an increase in railcar lease expense and an increase in donations of emergency equipment to local first responders related to carbon capture. SG&A expenses were approximately $21.0 million for the first nine months of fiscal year 2024, compared to approximately $22.0 million for the first nine months of fiscal year 2023. The decrease compared to the prior year nine-month period are primarily related to restricted stock awards granted to certain executive officers in the second quarter of 2023, which were expensed upon issuance, offset partially by the increase in performance bonus expense as a result of higher net income in 2024.

During the third quarter of fiscal year 2024, we recognized income from our equity investment in Big River of approximately $3.6 million compared to income of approximately $4.7 million for the third quarter of fiscal year 2023. During the first nine months of fiscal year 2024, we recognized income from our equity investment in Big River of approximately $7.1 million compared to income of approximately $9.3 million during the first nine months of fiscal year 2023. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.5 million gallons of ethanol shipped in the trailing twelve months ended October 31, 2024. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $4.6 million for the third quarter of fiscal year 2024 versus approximately $4.9 million for the third quarter of fiscal year 2023. Interest and other income was approximately $15.0 million for the first nine months of 2024 versus approximately $10.9 million for the first nine months of fiscal year 2023. One of our consolidated ethanol plants recognized $1.2 million in patronage income from an investment in a cooperative in the first quarter of 2024. During 2023, the Company’s consolidated plants received COVID-19 relief grants from the USDA of approximately $0.9 million and $1.0 million for the three- and nine-month periods ended October 31, 2023. The remaining change between the year-to-date periods related to increased interest income in the current year based upon higher balances and yields on our excess cash and short-term investments in fiscal year 2024, compared to 2023.

As a result of the foregoing, income before income taxes was approximately $39.5 million and $41.3 million for the third quarters of fiscal year 2024 and 2023, respectively. Income before income taxes was approximately $75.0 million and $66.0 million for the first nine months of fiscal year 2024 and 2023, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $9.4 million and $9.6 million for the three months ended October 31, 2024 and 2023, respectively. Our income tax provision was approximately $17.6 million and $15.4 million for the first nine months of fiscal year 2024 and 2023, respectively.

As a result of the foregoing, net income was approximately $30.1 for the third quarter of fiscal year 2024 compared to approximately $31.6 million for the third quarter of fiscal year 2023. Net income was approximately $57.4 million for the first nine months of fiscal year 2024 compared to approximately $50.6 million for the first nine months of fiscal year 2023.

Net income attributable to noncontrolling interests was approximately $5.6 million for the third quarters of fiscal year 2024 and 2023. Net income attributable to noncontrolling interests was approximately $10.3 million for the first nine months of fiscal years 2024 and 2023. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2024 was approximately $24.5 million, compared to net income attributable to REX common shareholders of approximately $26.1 million for the third quarter of fiscal year 2023. Net income attributable to REX common shareholders from the first nine months of fiscal year 2024 was approximately $47.1 million, compared to net income attributable to REX common shareholders of approximately $40.4 million for the first nine months of fiscal year 2023.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $39.1 million for the first nine months of fiscal year 2024, compared to net cash provided by operating activities of approximately $65.5 million for the first nine months of fiscal year 2023. For the first nine months of fiscal year 2024, cash was provided by net income of approximately $57.4 million, adjusted upward for non-cash items of approximately $20.3 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on disposal of property and equipment. We received dividends from Big River of approximately $3.0 million. A decrease in the balance of accounts receivable provided cash of approximately $0.9 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories increased over the first nine months of fiscal year 2024, using cash of approximately $2.1 million. An increase in the balance of other assets of approximately $12.6 million primarily relates to prepayments on certain executed lease agreements, offset by changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value, decreases to spare parts inventory and decreases to prepaid insurance balances. A decrease in the balance of refundable income taxes of approximately $0.2 million primarily relates to the accrual of the federal taxes currently payable and the timing of estimated tax payments for the first nine months of 2024. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $21.6 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $6.2 million, which was primarily caused by the reduction in the lease liability of $4.0 million from payments made during the year. Additionally, a decrease in accrued payroll and accrued utility liabilities used cash of approximately $0.6 million and $1.3 million, respectively. The decrease in the accrued payroll is primarily related to the payment of the 2023 incentive bonuses, offset partially by the accrual of the 2024 incentive bonuses to be paid in 2025. Other offsetting fluctuations within other liabilities were insignificant.

Net cash provided by operating activities was approximately $65.5 million for the first nine months of fiscal year 2023. For the first nine months of fiscal year 2023, cash was provided by net income of approximately $50.6 million, adjusted for non-cash items of approximately $16.3 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on disposal of property and equipment. We received dividends from Big River of approximately $5.5 million. An increase in the balance of accounts receivable used cash of approximately $5.0 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories decreased over the first nine months of fiscal year 2023, providing cash of $11.2 million. An increase in the balance of other assets of approximately $1.3 million primarily relates to changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value. An increase in the balance of refundable income taxes of approximately $1.5 million primarily relates to overpayment of taxes currently payable for the previous fiscal year and quarterly estimated tax payments. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $5.6 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $4.8 million.

At October 31, 2024, working capital was approximately $392.5 million, compared to $385.8 million at January 31, 2024. The ratio of current assets to current liabilities was 9.9 to 1 at October 31, 2024 and 6.8 to 1 at January 31, 2024.

Cash of approximately $37.6 million was provided by investing activities for the first nine months of fiscal year 2024, compared to cash used in investing activities of approximately $63.3 million during the first nine months of fiscal year 2023. During the first nine months of fiscal year 2024, the Company had capital expenditures of approximately $55.4 million, primarily for various capital projects at our consolidated ethanol plants, including $24.5 million for expansion and CI scoring reduction projects at the One Earth facility and $22.4 million for the carbon sequestration project. During the first nine months of fiscal year 2024, we purchased short-term U.S. Treasury Bills of approximately $210.3 million, while U.S. Treasury Bills of approximately $303.0 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on the investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $63.3 million was used in investing activities for the first nine months of fiscal year 2023. During the first nine months of fiscal year 2023, we had capital expenditures of approximately $22.4 million, primarily for various capital projects at our consolidated ethanol plants, including $7.7 million for expansion and CI scoring reduction projects at the One Earth facility and $8.0 million for the carbon sequestration project. During the first nine months of fiscal year 2023, we purchased U.S. Treasury Bills of approximately $378.4 million. During the first nine months of fiscal year 2023 U.S. Treasury Bills of approximately $337.5 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments.

Cash of approximately $1.9 million was used in financing activities for the first nine months of fiscal year 2024 for payments to noncontrolling interests holders, compared to approximately $0.7 million for the first nine months of fiscal year 2023.

We are investigating various uses for our excess cash and short-term investments. We expect total capital expenditures related to the construction at the One Earth facilities to approximate $165 million to $175 million, inclusive of the carbon sequestration project and plant capacity expansion and ongoing efforts to reduce CI scoring, which we currently plan to pay from our available cash. As of October 31, 2024, we have spent $52.9 million since inception and are contractually committed to spend an additional $2.4 million toward the carbon sequestration project. As of October 31, 2024, we have spent $50.2 million since inception and are contractually committed to spend an additional $7.4 million toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $25 million to $35 million during the remainder of fiscal year 2024.

We have a stock buyback program with 876,786 shares remaining authorized at October 31, 2024. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We continue to seek investment opportunities, including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures, we believe meet our investment criteria.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following October 31, 2024 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	300,000	Gallons	$49,091
Corn	103,800	Bushels	$37,591
Distillers Grains	717	Tons	$8,413
Distillers Corn Oil	90,000	Pounds	$3,483
Natural Gas	7,400	MmBtu	$1,986

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split-adjusted). At October 31, 2024, a total of 876,786 shares remained available to purchase under this authorization.

There were no share repurchases by the Company in the third quarter of fiscal year 2024.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed with this report:

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(ii) to Form 8-K filed August 7, 2024, File No. 001-09097)

10	Consulting Services Agreement, effective as of August 1, 2024, between One Earth Sequestration LLC and Highstake 35 LLC dba Mercury Public Affairs

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi	Chief Executive Officer and President
(Zafar A. Rizvi)	(Chief Executive Officer)	December 5, 2024

/s/ Douglas L. Bruggeman	Vice President, Finance and Treasurer
(Douglas L. Bruggeman)	(Chief Financial Officer)	December 5, 2024
38