Form 10-K
period 2025-01-31
REX AMERICAN RESOURCES Corp
filed 2025-03-28
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED  JANUARY 31, 2025  COMMISSION FILE NO. 001-09097

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

Large accelerated filer ☑     Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐       Emerging growth company ☐

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

At the close of business on July 31, 2024, the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,095,851 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $786,096,804.

There were 17,012,776 shares of the registrant’s Common Stock outstanding as of March 27, 2025.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on June 4, 2025 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, distillers corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, success in permitting and developing the planned carbon sequestration facility near the One Earth Energy ethanol plant, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy and tariffs, changes in foreign currency exchange rates, the effects of terrorism or acts of war and the effect of pandemics on the Company’s business operations, including impacts on supplies, demand, personnel and other factors. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A.

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

In 2006, we started investing in ethanol production facilities. We are currently invested in three ethanol production entities – One Earth Energy, LLC (“One Earth”), NuGen Energy, LLC (“NuGen”), and Big River Resources, LLC (“Big River”). We own a majority interest in One Earth and NuGen. We also own a majority interest in an entity that owned and, until November 18, 2021, operated a refined coal facility; as we have ceased operating the refined coal facility, we began classifying the financial results of the operating segment as discontinued operations. The federal production tax credits received through operation of this facility remain under IRS audit. We now have one reportable segment, ethanol and by-products.

General Overview

We reported net income attributable to REX common shareholders of $58.2 million in fiscal 2024 compared to approximately $60.9 million in fiscal 2023. Our ethanol business had decreased profits in fiscal 2024 compared to fiscal 2023 primarily as a result of lower selling prices, offset partially by a decrease in corn and natural gas prices. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $3.62 in August 2024 to a high of $4.97 in January 2025. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.38 in February 2024 to a high of $2.12 in June 2024.

The form and structure of our ethanol investments are tailored to the specific needs and goals of each project and the local farmer group or investor with whom we partner. We generally participate in the oversight of our projects through our membership on the board of managers of the limited liability companies that own the plants. We provide management oversight and direction with respect to most aspects of plant operations for our consolidated ethanol companies. We have equity investments in three entities engaged in the production of ethanol as of January 31, 2025. The following table is a summary of our ethanol entity ownership interests at January 31, 2025:

Entity	Location	REX’s Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	75.9%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	W. Burlington, IA Galva, IL Dyersville, IA Boyceville, WI	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 727 million gallons of ethanol over the twelve-month period ended January 31, 2025. REX’s effective ownership of ethanol gallons shipped for the twelve-month period ended January 31, 2025, was approximately 294 million gallons.

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, distillers corn oil and natural gas, and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy, foreign trade, tariffs and international disruptions caused by wars or conflicts. Because the market prices of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains, soybean meal prices, and the results of federal policy decisions, trade negotiations, and tariffs can impact ethanol and distillers grains prices), at times ethanol and distillers grains prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol or distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which was encountered almost 2,000 feet of Mt. Simon Sandstone, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. In October 2022, we applied for a Class VI injection well permit for three wells with the U.S. Environmental Protection Agency (“EPA”), and we continue to provide information to the EPA during the technical review of our application upon request. We currently expect the EPA to prepare a draft permit by the second quarter of 2025 and make a final permit decision by late in the third quarter of 2025, according to the EPA’s Class VI Permit Tracker Dashboard on their website. We have now secured sufficient subsurface easements for the proposed first injection well to allow for sequestration of all the carbon emissions from the One Earth Energy ethanol plant for a minimum of 15 years. We also need to obtain a county special-use zoning permit for the sequestration site. In 2022, we began construction of a facility to capture, dehydrate, and compress carbon dioxide from the One Earth Energy ethanol plant to a state suitable for sequestration. While we have completed the construction of the capture and compression facility, testing has not yet been completed and we cannot begin construction of the pipeline or sequestration well until further permits and approvals are received.

In October 2023, we submitted an application to the Illinois Commerce Commission (“ICC”) for a certificate of authority under the state’s Carbon Dioxide Transportation and Sequestration Act (the “CO2 Act”) to build a short pipeline to deliver carbon dioxide from the One Earth Energy ethanol plant to the proposed sequestration site. We have obtained easements from all of the necessary landowners for the use of their land for the pipeline for the first two wells. On May 26, 2024, however, the Illinois General Assembly passed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act (Senate Bill 1289), which was signed by the governor in July 2024. The new legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the new legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date federal CO2 pipeline safety standards are finalized by the federal Pipeline and Hazardous Materials Safety Administration (PHMSA) or, subject to certain other conditions, July 1, 2026. As a result of this legislation, the ICC dismissed our application without prejudice, and we will be required to resubmit an application after rules are finalized or subsequent to July 1, 2026.

Although we have made meaningful progress and significant investments in the carbon sequestration project at One Earth Energy, we continue to work with the various government agencies involved to obtain all required permits and approvals, with no assurance of the ultimate success or timing of the project. Also see the discussion under “Trends and Uncertainties” on pages 25 and 26 of certain recently proposed legislation that, if enacted, could impact our carbon sequestration project.

We also intend to concurrently expand the One Earth ethanol plant. We received a construction permit from the EPA to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, we intend to apply for another permit to 200 million gallons per year.

Finally, we continue to work to identify ways to reduce our carbon intensity (“CI”) score at the One Earth plant with the intention of maximizing tax credits available under the Inflation Reduction Act (“IRA”). The IRA created a new Clean Fuel Production Credit, available for calendar years 2025 – 2027, of approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI score threshold to incentivize further increases in plant efficiencies within the industry. The U.S. Department of the Treasury has not yet issued final rules on qualification for 45Z tax credits.

The Company is reviewing certain aspects of the expansion portion of the project and its impact on the previously reported expected project costs. Due to this, along with permitting delays and the impact of inflation, we have increased the budget for both projects to approximately $220 million to $230 million, subject to further refinement as we move forward. We plan to pay for all costs from available cash. As of January 31, 2025, we had spent $55.7 million since inception and were contractually committed to spend an additional $0.9 million toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”), based on tons of carbon sequestered, and section 45Z of the Internal Revenue Code (“45Z”), based on gallons of ethanol produced, as outlined in the IRA. However, 45Z credits are only available for calendar years 2025 – 2027 and the regulations have not yet been finalized by the U.S. Department of the Treasury. As of January 31, 2025, we had spent $59.9 million since inception and were contractually committed to spend an additional $8.7 million toward plant capacity expansion and ongoing efforts to reduce our CI scoring.

In May 2023, NuGen Energy, LLC, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline network, with storage planned to be in North Dakota. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the carbon dioxide output of its ethanol production facility for sequestration, as well as reduce its net carbon emissions. In March 2025, South Dakota signed a bill into law that bans the use of eminent domain in connection with carbon dioxide pipelines. This act could make the sequestration project for the NuGen Energy facility more difficult to materialize.

We plan to seek and evaluate various investment opportunities including energy related, carbon sequestration, agricultural and other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities. We have a stock buyback program with an authorization level of an additional 504,219 shares at January 31, 2025. Subsequent to January 31, 2025 the Company repurchased 281,709 shares for approximately $11.9 million through open market transactions. After these repurchases, a total of 222,510 shares remained available to purchase under existing board authorization. On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 1,500,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets.

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

According to the Renewable Fuels Association (“RFA”), the United States ethanol industry produced an estimated 16.1 billion gallons of ethanol in 2024, compared to 15.6 billion gallons in 2023. Approximately 1.9 billion gallons were estimated to have been exported from the United States in 2024. According to the RFA, the United States ethanol industry consists of 198 plants in 24 states with an annual capacity of approximately 18.3 billion gallons of ethanol production.

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

The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. The EPA was required to propose Renewable Volume Obligations (“RVO”s) for 2026 by November 2024, but the administration, at that time, indicated on July 8, 2024 an intention to propose RVOs for 2026 and beyond in March 2025, and finalize them in December 2025. The new administration has not yet provided an updated timeline for these rules.

Under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to acquire and submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA has not granted any small refinery waivers for 2019-2022 and has continued that stance in the proposed volumes for 2023-2025. There remain multiple ongoing legal challenges to how the EPA has handled the small refinery waivers. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit vacated many of the EPA’s 2022 Small Refinery Exemption (“SRE”) denials. The EPA had denied 105 SREs in 2022. As a result of this Court ruling, the EPA has voluntarily moved to rescind the agency’s 2023 denial of 26 SREs. As of March 2025, there were 156 SRE waivers pending.

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

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Most regular gasoline is produced using blendstock with an octane rating of 84, which is then increased to 87 (the minimum octane rating required in most states) by adding 10% ethanol according to the RFA. The industry is attempting to expand ethanol blending above the current 10% for most vehicles in use. The EPA has approved the use of 15% ethanol (“E-15”), which has an octane rating of 88, in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Previously, the EPA had not granted E-15 the same Reid vapor pressure (“RVP”) waiver as E-10 so it could only be sold from September 16 through May 31 for those vehicles in most markets. The EPA issued emergency waivers to allow the sale of E-15 for the summer months in the years 2022 through 2024. Eight Midwest states (Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota, and Wisconsin) petitioned the EPA to allow year-round sales of E-15 in their states. The EPA has approved this request beginning in 2025 but will consider requests from individual states to delay implementation by one year. To date, Ohio and South Dakota have requested a one-year delay, which the EPA has now approved.

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

Refined Coal Facility

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applied two separate chemicals to convert feedstock coal into refined coal, which was sold to the end user of the refined coal. The refined coal operating results were subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the IRC. We ceased operating the facility on November 18, 2021 and subsequently sold the facility. The federal production tax credits received through ownership of this facility, approximately $58.2 million, remain under IRS audit.

Facilities

As of our fiscal year end, our consolidated ethanol entities owned a combined 1,591 acres of land and two facilities that shipped a combined quantity of approximately 290 million gallons of ethanol in fiscal year 2024. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio.

Human Capital Resources

The attraction, retention and development of employees is critical to our success. We accomplish these objectives through a variety of actions, including our competitive compensation policies, discretionary stock award programs, training initiatives, and growth opportunities within our Company. At January 31, 2025, we had 122 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable. We consider our relationship with our employees to be good.

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

According to the RFA, the ethanol industry grew from approximately 1.5 billion gallons of domestic annual ethanol production in 1999 to a peak of approximately 16.1 billion gallons in 2018, which it matched in 2024. In 2023 and 2022, the industry produced approximately 15.6 and 15.4 billion gallons, respectively, reflecting industry conditions and reduced demand. Thus, there have been significant changes in the supply and demand of ethanol over a relatively short period of time which could lead to difficulty in maintaining profitable operations at our ethanol plants.

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

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions, exports, foreign production, the value of the U.S. dollar, and general domestic and foreign economic, market and regulatory factors, including, but not limited to, the impacts from the Russian-Ukraine conflict as well as other conflicts and political unrest, both foreign and domestic. These factors include government policies and subsidies with respect to agriculture, international trade and tariffs, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the production and/or supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants, to include intermittent production slowdowns or stoppages. Increasing domestic ethanol production could boost the demand for corn and result in increased corn prices. International demand for corn could also result in higher or lower corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economic terms due to regional supply shortages, transportation issues, delays in farmer marketing decisions or unfavorable local pricing. The corn harvest near our NuGen facility for 2022 was negatively impacted by dry weather and impacted the supply of corn until the 2023 harvest. Such a shortage or price impact could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

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

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are made. Historically, sales prices for distillers grains have tracked along with the price of corn and soybean meal. However, there have been instances when the price increase for distillers grains has lagged increases in corn prices.

The production of distillers grains has increased as a result of increases in dry mill ethanol production in the United States. This could lead to price declines in what we can sell our distillers grains for in the future. Such declines could have a material adverse effect on our results of operations.

Pricing of distillers corn oil is primarily driven by the demand from renewable diesel, biodiesel, and to some extent, synthetic aviation fuel markets. Distillers corn oil is marketed as a low-carbon feedstock to be used in these markets which may see expanded demand due to the extended blending tax credit, credits included in the IRA and growing Low Carbon Fuel Standard (“LCFS”) markets, resulting in an impact to distillers corn oil demand. With a lower CI score, distillers corn oil may see improved pricing compared to heating oil and soybean oil, which it has traditionally tracked closely in price. Alternatively, other feedstocks such as cooking oil and animal fats, with lower CI scoring, could be preferred over distillers corn oil. A decrease in the price of or demand for distillers corn oil could negatively impact our results of operations.

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

We are currently working on carbon sequestration and plant expansion projects at the One Earth plant. We have experienced permitting delays which could lead to inflationary pricing increases on the construction.

The price of ethanol and distillers grains may decline as a result of trade restrictions, duties or tariffs on ethanol and distillers grains exports from the United States or from unfavorable foreign currency exchange rates.

Ethanol and other products that we produce are sold into various other countries with trade agreements with the United States. If the United States were to withdraw from or materially modify certain international trade agreements, our business, financial condition and results of operations could be materially adversely affected. In addition, there have been increased threats of tariffs on imports by the current Trump administration. If tariffs lead to retaliatory actions by countries that are markets for our products, it could have material adverse effect on our business, financial condition and results of operations.

The United States exported an estimated 1.9 billion gallons of ethanol in 2024, up from approximately 1.4 and 1.3 billion gallons in 2023 and 2022, respectively. 36% of the 2024 exports of ethanol were sold in Canada. Further, in 2024 and 2023, an estimated 12.2 and 10.8 million metric tons, respectively, of distillers grains were exported by the United States, which represented approximately 37% and 34% in 2024 and 2023, respectively, of U.S production. Of the total United States exports of distillers grains in 2024, 21% were exported to Mexico. If producers and exporters of ethanol and distillers grains are subjected to trade restrictions, or additional duties or tariffs are imposed on U.S. exports, particularly by Canada and Mexico, it may make it uneconomical to export these products. The industry has experienced various trade policy disputes, tariffs and investigations in foreign countries that have adversely impacted the international demand for our products. Reduced international demand could lead to further oversupply and reduce pricing.

Increased ethanol production or decreases in demand for ethanol may result in excess production capacity in the ethanol industry, which may cause the price of ethanol, distillers grains and distillers corn oil to decrease.

According to the RFA, domestic ethanol production capacity is approximately 18.3 billion gallons per year. Under RFS II, there were mandated volumes through 2022 for conventional and advanced biofuels. After 2022, RFS volumes are to be determined by the EPA in coordination with the Secretaries of Energy and Agriculture. The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025. In addition, for 2023 they restored 250 million gallons previously waived. The implied excess capacity over the EPA proposed volumes could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

The Company has committed significant time and resources towards a carbon sequestration project near the One Earth Energy ethanol plant. The completion and start-up of this project requires numerous government approvals. If we are not successful in obtaining all these approvals, we may not be able to complete this project and could result in a significant write off of our commitments and investment, which totals approximately $55.7 million as of our most recent year-end. Recent delays in permitting could result in increased costs to complete the project.

If we are not successful on this project, our ethanol plant could be at a disadvantage in the industry as our inability to sequester our carbon could result in a higher CI score than our competitors if they are able to sequester their carbon. If we are unable to reduce our CI score, we may not be able to participate in the state and federal clean fuel programs, including federal tax credits outlined in the IRA.

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

In July 2024, the governor of Illinois signed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act. This legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date federal CO2 pipeline safety standards are finalized by the federal Pipeline and Hazardous Materials Safety Administration (PHMSA) or, subject to certain other conditions, July 1, 2026. As a result of this legislation, the ICC dismissed our pipeline application without prejudice, and we will be required to resubmit an application after rules are finalized or subsequent to July 1, 2026. The delays and additional requirements imposed as a result of this act could have an adverse impact on the cost and completion of our project.

There is currently legislation being debated in the Illinois General Assembly that would, if eventually enacted, ban carbon sequestration projects if they overlie, underlie, or pass through as sole-source aquifer, including the aquifer’s upstream areas that are part of the project review area, as identified by the U.S. EPA. The first well for our proposed carbon sequestration project is located inside, but near the edge of, the Mahomet Sole Source Aquifer Project Review Area, within the Sangamon River near Fisher Upstream Area. It is approximately five miles north of the Sangamon River and nearly six miles outside of the mapped boundary of the Mahomet Aquifer, which has been designated as a sole source or principal aquifer by the U.S. EPA. We believe our second and third sequestration well sites are outside the Mahomet Sole Source Aquifer Project Review Area. The outcome of this proposed legislation could impact our ability to complete our project or materially impact the timing and cost of completion.

In March 2025, South Dakota signed a bill into law that bans the use of eminent domain in connection with carbon dioxide pipelines. This act could make the sequestration project for the NuGen Energy facility more difficult to materialize.

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

We may not successfully acquire or develop additional ethanol investments or expansion.

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

The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025 Additionally, for 2023, the EPA restored 250 million gallons previously waived. The EPA was required to propose RVOs for 2026 by November 2024, but the administration, at that time, indicated on July 8, 2024 an intention to propose RVOs for 2026 and beyond in March 2025, and finalize them in December 2025. The new administration has not yet provided an updated timeline for these rules.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. As a result of fluctuations in RINs pricing, certain obligated parties have petitioned the EPA and filed court actions to change the point of obligation or to seek relief from their obligation. The EPA granted 88 total SREs for 2016 through 2018 totaling approximately 4.3 billion gallons. In recent years, the EPA had largely denied small refiner waivers. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit vacated many of the EPA’s 2022 SRE denials. The EPA had denied 105 SREs in 2022. As a result of this Court ruling, the EPA has voluntarily moved to rescind the agency’s 2023 denial of 26 SREs. During the previous Trump administration, the EPA granted more SREs than under other administrations. These and additional SREs could lead to decreased RIN values and ethanol pricing. As of March 2025, there were 156 SRE petitions pending.

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

An estimated 37% of distillers grains produced in the United States were exported in 2024. The price of distillers grains has benefitted from the exports of the product. In recent years, certain countries have refused to import U.S. distillers grains for a variety of reasons. If export shipments are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

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

We face significant competition for new ethanol investment opportunities. Many of our competitors are larger and may have greater financial resources than we do. We must compete for investment opportunities based on our strategy of supporting and enhancing local development of ethanol plant opportunities. We may not be successful in competing for investment opportunities based on our strategy.

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

We are exposed to potential business disruption from factors outside our control, including natural disasters, severe weather conditions, accidents, pandemic diseases, international disputes, tariffs, and unforeseen operational failures any of which could negatively affect our transportation operations and could adversely affect our cash flows and operating results.

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

A large portion of our ethanol and distillers grains sales are shipped via rail. In addition, we receive some corn via rail. Given the notoriety of recent major train derailments, it is possible that additional regulations could be enacted. Any changes to existing laws and regulations, or new laws and regulations, including voluntary measures taken by the rail industry, could result in higher shipping costs, or new requirements for the design, construction or operation of tank cars that transport hazardous materials, such as ethanol. In addition, any derailments involving our products could result in legal claims being brought against us that could involve significant liabilities.

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

There is a risk of a pandemic that could spread into the United States and other countries.

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

Risks Related to our Refined Coal Operations

We believe our refined coal production company qualified to earn tax credits under IRC Section 45 through November 18, 2021. Although this operation has ceased, it remains subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties as set forth below.

Availability of the tax credits under IRC Section 45.

Our ability to claim tax credits under IRC Section 45 depends upon our refined coal operation satisfying certain conditions set forth in IRC Section 45. The IRS could ultimately determine that our refined coal facility and/or its operations did not satisfy the conditions set forth in IRC Section 45. The federal production tax credits received through ownership of this facility, approximately $58.2 million, remain under IRS audit, and if we were to lose these tax credits, it could have a material adverse impact on our results of operations.

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

We intend to continue seeking growth opportunities. Acquisitions and similar transactions involve many risks that could harm our business, which include:

●	The anticipated benefits of these transactions may not be fully realized, or take longer to realize than expected,
●	Future acquisitions could result in operating losses or loss of investment,
●	Future acquisitions may involve incurring debt to complete these transactions, which could have a material adverse effect on our financial condition,
●	Future acquisitions may require us to invest a significant portion of our excess cash, which could have a material adverse effect on our financial condition,
●	Our carbon sequestration investment may not be successful, and
●	Our projects to reduce the carbon intensity scores at our ethanol plants may not prove to be successful.

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

In recent past years, certain institutional investors adopted environmental, social and governance guidelines (ESG), and encouraged additional consideration of ESG practices in a manner that could negatively impact our stock price if continued in the future. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

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

As of January 31, 2025, we had not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

Information About Our Executive Officers

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	70	Executive Chairman of the Board*
Zafar Rizvi	75	Chief Executive Officer and President*
Douglas Bruggeman	64	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	75	Secretary*

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

Zafar Rizvi was elected Chief Executive Officer in 2015. Mr. Rizvi has been our President and Chief Operating Officer since 2010, was Vice President from 2006 to 2010, and from 1991 to 2006, Mr. Rizvi was our Vice President – Loss Prevention.

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

As of March 27, 2025, there were 62 holders of record of our common stock, including shares held in nominee or street name by brokers which, in turn, hold shares of stock for numerous beneficial owners.

Dividend Policy

The Company has no history of paying cash dividends on our common stock.

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s repurchase of its common stock during the period covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2024	-	$-	-	876,786
December 1-31, 2024	134,843	41.01	134,843	741,943
January 1-31, 2025	237,724	42.03	237,724	504,219

Total	372,567	$41.66	372,567	504,219

(1)	On August 31, 2021, our Board of Directors increased our share repurchase authorization by an additional 1,500,000 shares (split-adjusted). At January 31, 2025, a total of 504,219 shares remained available to purchase under this authorization. Subsequent to January 31, 2025 the Company repurchased 281,709 shares for approximately $11.9 million through open market transactions. After these repurchases, a total of 222,510 shares remained available to purchase under existing board authorization.

On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 1,500,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of Alto Ingredients, Inc. and Green Plains, Inc. for the period commencing January 31, 2020 and ended January 31, 2025. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2020 and reinvestment of all dividends.

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

Our ethanol operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains, distillers corn oil and natural gas, and availability of corn. As a result of price volatility for these commodities, our operating results can fluctuate substantially. The price and availability of corn is subject to significant fluctuations depending upon several factors that affect commodity prices in general, including crop conditions, the amount of corn stored on farms, weather, federal policy, foreign trade, tariffs, and international disruptions caused by wars or conflicts. Because the market prices of ethanol and distillers grains are not always directly related to corn prices (for example, demand for crude and other energy and related prices, the export market demand for ethanol and distillers grains, soybean meal prices, and the results of federal policy decisions and trade negotiations can impact ethanol and distillers grains prices), at times ethanol and distillers grains prices may not follow movements in corn prices and, in an environment of higher corn prices or lower ethanol or distillers grains prices, reduce the overall margin structure at the plants. As a result, at times, we may operate our plants at negative or minimally positive operating margins.

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

We reported net income attributable to REX common shareholders of $58.2 million in fiscal 2024 compared to approximately $60.9 million in fiscal 2023. Our ethanol business had decreased profits in fiscal 2024 compared to fiscal 2023 primarily as a result of lower selling prices, offset partially by a decrease in corn and natural gas prices. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $3.62 in August 2024 to a high of $4.97 in January 2025. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.38 in February 2024 to a high of $2.12 in June 2024.

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant. A test well has been drilled to a total depth of approximately 7,100 feet, in which almost 2,000 feet of Mt. Simon Sandstone was encountered, which is the geological formation that is the region’s primary carbon storage resource. Three-dimensional seismic testing has been performed, as well as geological modeling for predicting the movement of injected carbon and the plume area to determine maximum injection pressure, reservoir quality and storage capacity for the potential wells. In October 2022, we applied for a Class VI injection well permit for three wells with the EPA, and we continue to provide information to the EPA during the technical review of our application upon request. We currently expect the EPA to prepare a draft permit by the second quarter of 2025 and make a final permit decision by late in the third quarter of 2025, according to the EPA’s Class VI Permit Tracker Dashboard on their website. We have now secured sufficient subsurface easements for the proposed first injection well to allow for sequestration of all the carbon emissions from the One Earth Energy ethanol plant for a minimum of 15 years. We also need to obtain a county special-use zoning permit for the sequestration site. In 2022, we began construction of a facility to capture, dehydrate, and compress carbon dioxide from the One Earth Energy ethanol plant to a state suitable for sequestration. While we have completed the construction of the capture and compression facility, testing has not yet been completed and we cannot begin construction of the pipeline or sequestration well until further permits and approvals are received.

In October 2023, we submitted an application to the ICC for a certificate of authority under the state’s CO2 Act to build a short pipeline to deliver carbon dioxide from the One Earth Energy ethanol plant to the proposed sequestration site. We have obtained easements from all of the necessary landowners for the use of their land for the pipeline for the first two wells. On May 26, 2024, however, the Illinois General Assembly passed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act (Senate Bill 1289), which was signed by the governor in July 2024. The new legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the new legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date federal CO2 pipeline safety standards are finalized by the federal Pipeline and Hazardous Materials Safety

Administration (PHMSA) or, subject to certain other conditions, July 1, 2026. As a result of this legislation, the ICC dismissed our application without prejudice, and we will be required to resubmit an application after rules are finalized or subsequent to July 1, 2026.

Although we have made meaningful progress and significant investments in the carbon sequestration project at One Earth Energy, we continue to work with the various government agencies involved to obtain all required permits and approvals, with no assurance of the ultimate success or timing of the project. Also see the discussion under “Trends and Uncertainties” on pages 25 and 26 of certain recently proposed legislation that, if enacted, could impact our carbon sequestration project.

We also intend to concurrently expand the One Earth ethanol plant. We received a construction permit from the EPA to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, we intend to apply for another permit to 200 million gallons per year.

Finally, we continue to work to identify ways to reduce our CI score at the One Earth plant with the intention of maximizing tax credits available under the IRA. The IRA created a new Clean Fuel Production Credit, available for calendar years 2025 – 2027, which established a credit of approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI score threshold to incentivize further increases in plant efficiencies within the industry. The U.S. Department of the Treasury has not yet issued final rules on qualification for 45Z tax credits.

The Company is reviewing certain aspects of the expansion portion of the project and its impact on the previously reported expected project costs. Due to this, along with permitting delays and the impact of inflation, we have increased the budget for both projects to approximately $220 million to $230 million, subject to further refinement as we move forward. We plan to pay for all costs from available cash. As of January 31, 2025, we had spent $55.7 million since inception and were contractually committed to spend an additional $0.9 million toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q of the Internal Revenue Code (“45Q”), based on tons of carbon sequestered, and section 45Z of the Internal Revenue Code (“45Z”), based on gallons of ethanol produced, as outlined in the IRA. However, 45Z credits are only available for calendar years 2025 – 2027 and the regulations have not yet been finalized by the U.S. Department of the Treasury. As of January 31, 2025, we had spent $59.9 million since inception and were contractually committed to spend an additional $8.7 million toward plant capacity expansion and ongoing efforts to reduce our CI scoring.

In May 2023, NuGen Energy, LLC, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the carbon dioxide output of its ethanol production facility for sequestration, as well as reduce its net carbon emissions. In March 2025, South Dakota signed a bill into law that bans the use of eminent domain in connection with carbon dioxide pipelines. This act could make the sequestration project for the NuGen Energy facility more difficult to materialize.

We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Ethanol Investments

In fiscal year 2006, we entered the ethanol industry by investing in several entities organized to construct and subsequently operate ethanol producing plants. We are invested in three entities as of January 31, 2025, utilizing equity investments.

The following table is a summary of our ethanol entity ownership interests at January 31, 2025:

Entity	Location	REX’s Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	75.9%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	W. Burlington, IA Galva, IL Dyersville, IA Boyceville, WI	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 727 million gallons of ethanol over the twelve-month period ended January 31, 2025. REX’s effective ownership of ethanol gallons shipped for the twelve-month period ended January 31, 2025, was approximately 294 million gallons.

Trends and Uncertainties

Renewable Fuel Standard II (“RFS II”), established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty in the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit renewable identification numbers (“RINs”). The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA has not granted any small refinery waivers for 2019-2022 and has continued that stance in the proposed volumes for 2023-2025. There remain multiple ongoing legal challenges on how the EPA has handled the small refinery waivers. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit vacated many of the EPA’s 2022 SRE denials. The EPA had denied 105 SREs in 2022. As a result of this Court ruling, the EPA has voluntarily moved to rescind the agency’s 2023 denial of 26 SREs. During the previous Trump administration, the EPA granted more SREs than under other administrations. These and additional SREs could lead to decreased RIN values and ethanol pricing. As of March 2025, there were 156 SRE petitions pending.

The EPA has issued Renewable Fuel Standard volume obligations for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. The EPA was required to propose RVOs for 2026 by November 2024, but the administration, at that time, indicated on July 8, 2024 an intention to propose RVOs for 2026 and beyond in March 2025, and finalize them in December 2025. The new administration has not yet provided an updated timeline for these rules.

The IRA may impact our business by creating a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code (“45Z”), available for years 2025 to 2027. The Clean Fuel Production Credit is established at approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI score threshold. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q of the Internal Revenue Code (“45Q”). Taxpayers may elect to be treated as making a payment against tax for 100% of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts include (a) extending the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creating a new tax credit for synthetic aviation fuel; (c) funding biofuel refueling infrastructure which could impact the availability of higher level ethanol blended fuel; and (d) provision for production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

The IRA was enacted under the Biden Administration and there has been discussion of amending or reducing the benefits under the current administration.

In January 2025, the U.S. Department of Agriculture (“USDA”) released an interim rule on 45Z tax credits titled “Technical Guidelines for Climate-Smart Agriculture Crops Used as Biofuel Feedstocks”, or “CSA rule”. The rule helps to connect climate-smart agriculture (“CSA”) practices used in the production of feedstock crops with reductions in the carbon footprint of the biofuels industries, laying out how practices that reduce greenhouse gas emissions or sequester carbon will be scored, on a county-by-county basis. These practices to create climate-smart crops include practices such as no-till planting, cover crops and nitrogen inhibitors, which may be measured individually under the interim rule, rather than requiring bundling of practices. The interim rule is subject to a 60-day comment period with final resolution to be determined by the Trump administration.

Illinois Senate Bill 3968, which was introduced into the Illinois Senate and assigned to the Executive Senate Committee, would, if eventually enacted, ban carbon sequestration projects if they overlie, underlie, or pass through a sole-source aquifer, including the aquifer’s upstream areas that are part of the aquifer’s project review area, as identified by the U.S. EPA. On November 14, 2024, the Executive Senate Committee paused the bill until the Committee can gather additional information. Under the new legislative session in 2025, Illinois House Bill 3614 and Illinois Senate Bill 1723 were introduced using similar language as Senate Bill 3968 and were passed out of their respective subcommittees on March 18, 2025 and March 20, 2025, respectively. The first well for our proposed carbon sequestration project is located inside, but near the edge of, the Mahomet Sole Source Aquifer Project Review Area, within the Sangamon River near Fisher Upstream Area. It is approximately five miles north of the Sangamon River and nearly six miles outside of the mapped boundary of the Mahomet Aquifer, which has been designated as a sole source or principal aquifer by the U.S. EPA. We believe our second and third sequestration well sites are outside the Mahomet Sole Source Aquifer Project Review Area. The Company is closely monitoring this bill and any impact it would have on our sequestration project.

Additionally, see “One Earth Energy, LLC Carbon Sequestration and Plant Expansion” above for a discussion of certain other uncertainties associated with our Illinois carbon sequestration and plant expansion projects.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date and subsequently sold the facility. The federal production tax credits received through ownership of this facility, approximately $58.2 million, remain under IRS audit.

The United States exported an estimated 1.9 billion gallons of ethanol in 2024, up from approximately 1.4 and 1.3 billion gallons in 2023 and 2022, respectively. In 2024 and 2023, an estimated 12.2 and 10.8 million metric tons, respectively, of distillers grains were exported from the United States, which represented approximately 37% and 34% in 2024 and 2023, respectively, of U.S production. There has been much discussion around proposed and recently enacted tariffs by the United States and counter-tariffs and other trade restriction involving countries which have been large purchasers from our industry in the United States.

Should these trends and uncertainties continue, our future operating results could be impacted.

Results of Operations

The following table summarizes our results from operations (amounts in thousands):

	Fiscal Year
	2024	2023

Net sales and revenue	$642,491	$833,384
Cost of sales	551,014	735,166
Gross profit	$91,477	$98,218

Income before income taxes	$92,872	$98,484

Provision for income taxes	$(21,386)	$(22,560)

Net income attributable to REX common shareholders	$58,167	$60,935

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Fiscal Year
	2024	2023

Ethanol	$496,411	$635,420
Dried distillers grains	101,432	139,173
Distillers corn oil	38,999	52,935
Modified distillers grains	4,896	5,584
Derivative financial instruments gains (losses)	424	(37)
Other	329	309
Total	$642,491	$833,384

The following table summarizes selected operating data:

	Fiscal Year
	2024	2023

Average selling price per gallon of ethanol (net of hedging)	$1.71	$2.22
Gallons of ethanol sold (in millions)	289.7	285.9
Average selling price per ton of dried distillers grains	$160.37	$213.55
Tons of dried distillers grains sold	632,469	651,698
Average selling price per pound of distillers corn oil	$0.44	$0.60
Pounds of distillers corn oil sold (in millions)	88.1	87.5
Average selling price per ton of modified distillers grains	$69.93	$103.54
Tons of modified distillers grains sold	70,013	53,936

Comparison of Fiscal Years 2024 and 2023 (Consolidated Results)

Net Sales and Revenue – Ethanol and distillers corn oil quantities were relatively consistent between periods. We did have a change in mix between dried and modified distillers grains. However, weaker selling prices across all our products in fiscal year 2024 led to the overall decrease in sales of 23% between the two fiscal years.

Ethanol sales decreased in fiscal year 2024 compared to fiscal year 2023 as the average price per gallon decreased 23%, offset partially by an increase in gallons sold of 1%. The decrease in ethanol selling price resulted primarily from a decrease in corn prices as the market price for ethanol often correlates with the market price for corn.

Dried distillers grains sales decreased in fiscal year 2024 compared to fiscal year 2023, decreasing 27% year-over-year, as the average price per ton sold decreased 25%, as well as a decrease in tons sold of 3%. The decrease in the dried distillers grains selling price resulted primarily from a decrease in corn prices as dried distillers grains prices often correlate with corn pricing. The decrease in tons sold was offset by an increase in tons of modified distillers grains sold. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Distillers corn oil sales decreased 26% in fiscal year 2024 compared to fiscal year 2023 as the average selling price per pound decreased approximately 27%. The decrease in the distillers corn oil selling price resulted primarily from fluctuations in demand in the renewable biodiesel market which often reflects the price of soybean oil. The price decrease was partially offset by a negligible increase in pounds sold.

Modified distillers grains sales decreased 12% in fiscal year 2024 compared to fiscal year 2023 as the average selling price per ton sold decreased 32%, offset partially by an increase in tons sold of 30%. The decrease in the modified distillers grains selling price resulted primarily from a decrease in corn prices as distillers grain pricing often correlates with corn pricing. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Gains on derivative financial instruments were $0.4 million in fiscal year 2024, compared to insignificant losses in fiscal year 2023. Gains and losses are related to our risk management activities and were impacted by the price movements and types of contracts entered into at our consolidated ethanol plants.

Cost of Sales – Cost of sales for fiscal year 2024 decreased approximately $184.2 million, or 25%, over fiscal year 2023. Corn accounted for approximately 76% ($416.4 million) of our cost of sales during fiscal year 2024 compared to approximately 80% ($584.2 million) during fiscal year 2023. The cost of corn decreased due to lower corn prices, primarily attributable to two successive strong harvest seasons. These decreases were offset by a slight increase in the amount of corn used between the two periods. Natural gas accounted for approximately 4% ($22.6 million) of our cost of sales during fiscal year 2024 compared to approximately 4% ($31.7 million) during fiscal year 2023. The natural gas cost decrease was primarily attributable to a decrease in the cost per unit.

Gross Profit – As a result of the foregoing, gross profit for fiscal year 2024 decreased approximately $6.7 million, or 7%, from fiscal year 2023. Gross profit in fiscal year 2024 was approximately 14.2% of net sales and revenue, versus approximately 11.8% of net sales and revenue in fiscal year 2023.

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

Selling, General and Administrative (“SG&A”) Expenses – SG&A expenses for fiscal year 2024 were approximately $27.1 million (4.2% of net sales and revenue), a decrease of approximately $2.2 million or 8% from approximately $29.4 million (3.5% of net sales and revenue) for fiscal year 2023. The dollar decrease compared to the prior year is primarily related to restricted stock awards granted to certain executive officers in the second quarter of 2023, which were expensed upon issuance.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2024 and 2023, we recognized income of approximately $9.4 million and $13.9 million, respectively, from our equity investment in Big River Resources, LLC (“Big River”). Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 39.0 million gallons of ethanol shipped in the trailing twelve months ended January 31, 2025.

We expect the operating experience of Big River to be generally consistent with the trends in crush spread margins described in the “Overview” section as Big River’s results are dependent on the same key drivers as our other ethanol investments (ethanol, corn, dried distillers grains and natural gas pricing).

Interest and Other Income – Interest and other income for fiscal year 2024 was approximately $19.2 million compared to approximately $15.7 million for fiscal year 2023. One of our consolidated ethanol plants recognized $1.2 million in patronage income from an investment in a cooperative in the first quarter of 2024. During 2023, the Company’s consolidated plants received COVID-19 relief grants from the USDA of approximately $1.0 million that did not repeat in 2024. The remaining change between the periods related to increased interest income in the current year based upon higher balances and yields on our excess cash and short-term investments in fiscal year 2024, compared to 2023.

Income Before Income Taxes – As a result of the foregoing, income before income taxes was approximately $92.9 million for fiscal year 2024 versus approximately $98.5 million for fiscal year 2023.

Provision for Income Taxes – Our effective tax rate was a provision of 23.0% and 22.9% for fiscal years 2024 and 2023, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss before income taxes and noncontrolling interests and only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss. During both fiscal years 2024 and 2023, our effective tax rate increased 2.2% (approximately $2.1 million and $2.2 million, respectively), as a result of section 162M compensation limitations.

Net Income – As a result of the foregoing, net income was approximately $71.5 million for fiscal year 2024 versus approximately $75.9 million for fiscal year 2023.

Net income Attributable to Noncontrolling Interests – Income attributable to noncontrolling interests was approximately $13.3 million and $15.0 million during fiscal years 2024 and 2023, respectively, and represents the other owners’ share of the income of NuGen and One Earth.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $58.2 million for fiscal year 2024 compared to $60.9 million for fiscal year 2023.

Comparison of Fiscal Years 2023 and 2022

See “Item 7 Management’s discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2024.

Liquidity and Capital Resources

Our primary sources of cash have been income from operations. Our primary uses of cash have been capital expenditures at our ethanol plants and carbon sequestration project, stock repurchases, and payments to noncontrolling interests holders.

Outlook – Our cash and short-term investments balance of approximately $359.1 million at January 31, 2025 included approximately $322.7 million held by One Earth and NuGen. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. We expect our equity method investee to limit the payment of dividends based upon their working capital and capital expenditure needs.

We are investigating various uses of our excess cash. One Earth Energy is currently working on carbon sequestration and plant expansion projects and is expected to have related capital expenditure needs. Our current budget for both projects is approximately $220 million to $230 million, subject to further refinement as we move forward. We plan to pay for all costs from available cash As of January 31, 2025, we have spent $55.7 million since inception and are contractually committed to spend an additional $0.9 million toward the carbon sequestration project. As of January 31, 2025, we have spent $59.9 million since inception and are contractually committed to spend an additional $8.7 million toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $50 million to $70 million during fiscal year 2025.

We have a stock buyback program in place. During fiscal year 2024, we purchased 372,567 shares for $15.5 million. Subsequent to January 31, 2025 the Company repurchased 281,709 shares for approximately $11.9 million through open market transactions. After these repurchases, a total of 222,510 shares remained available to purchase under existing board authorization. On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 1,500,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets.

We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

Operating Activities – Net cash provided by operating activities was approximately $64.2 million for fiscal year 2024 compared to approximately $128.0 million in fiscal year 2023. During fiscal year 2024, operating cash flow was provided by net income of approximately $71.5 million and adjustments of approximately $20.2 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock-based compensation expense, income from equity method investments, interest income from investments, loss on sale of property and equipment, and the deferred income tax provision. Big River paid dividends to REX of approximately $8.5 million during fiscal year 2024. Accounts receivable decreased approximately $1.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory increased approximately $4.7 million, primarily a result of an increase in the bushels of corn in stock at January 31, 2025 compared to January 31, 2024, offset by a decrease in the amount of ethanol finished goods in storage over the same period. Prepaid expenses and other assets increased approximately $14.9 million, primarily related to prepayments on certain executed utility equipment agreements, offset by a decrease in property taxes refundable due to the timing of payments, and decreases in spare parts inventory. Accounts payable decreased approximately $14.7 million, primarily a result of the timing of inventory receipts and vendor payments. Refundable income taxes increased $0.7 million as a result of the timing of estimated tax payments. Long-term taxes payable increased $4.3 million to reflect the amount the recorded uncertain tax positions exceeded the remaining unused credits they are recorded against. Accrued expenses and other liabilities decreased approximately $7.0 million, which was primarily a result of operating lease payments of approximately $5.5 million and a decrease in accrued payroll and related items of $0.4 million, and other decreases of approximately $1.1 million.

Net cash provided by operating activities was approximately $128.0 million for fiscal year 2023. During fiscal year 2023, operating cash flow was provided by net income of approximately $75.9 million and adjustments of approximately $20.2 million, which consisted of depreciation, amortization of operating lease right-of-use assets, stock-based compensation expense, income from equity method investments, interest income from investments, loss on sale of property and equipment, and the deferred income tax provision. Big River paid dividends to REX of approximately $12.0 million during fiscal year 2023. Accounts receivable decreased approximately $2.0 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventory decreased approximately $21.8 million, primarily a result of smaller quantities of work-in-process materials and lower per unit costs at January 31, 2024. Prepaid expenses and other assets increased approximately $4.5 million, primarily a result of increases in spare parts of approximately $1.3 million, prepaid insurance of $0.3 million, refundable property taxes of approximately $0.5 million, hedging of $1.8 million and the fair values of forward purchase contracts of approximately $0.5 million. Accounts payable increased approximately $7.9 million, primarily a result of the timing of inventory receipts and vendor payments. Refundable income taxes increased $2.8 million as a result of the timing of estimated tax payments. Accrued expenses and other liabilities decreased approximately $4.5 million, which was primarily a result of operating lease payments of approximately $5.4 million and a decrease in accrued income taxes of $2.0 million, partially offset by an increase in accrued payroll of approximately $3.8 million.

Investing Activities – Net cash used in investing activities was approximately $72.9 million during fiscal year 2024 compared to net cash provided by investing activities of approximately $28.4 million during fiscal year 2023. Capital expenditures in fiscal year 2024 totaled approximately $71.3 million, primarily for various capital projects at our consolidated ethanol plants, including $34.9 million for expansion and CI scoring reduction projects at the One Earth facility and $26.6 million for the carbon sequestration project. During fiscal year 2024, we used cash of approximately $372.3 million for purchases of short-term investments and received cash of approximately $370.4 million related to the maturity of these types of these investments.

Net cash provided by investing activities was approximately $28.4 million during fiscal year 2023. Capital expenditures in fiscal year 2023 totaled approximately $37.7 million, primarily for various capital projects at our consolidated ethanol plants, including $14.4 million for expansion and CI scoring reduction projects at the One Earth facility and $15.5 million for the carbon sequestration project. During fiscal year 2023, we used cash of approximately $448.5 million for purchases of short-term investments and received cash of approximately $514.6 million related to the maturity of these types of these investments.

Financing Activities – Net cash used in financing activities was approximately $18.5 million during fiscal year 2024 compared to approximately $4.3 million for fiscal year 2023. During fiscal year 2024, we purchased approximately 373,000 shares of our common stock for approximately $15.5 million in open market transactions, of which $0.8 million was paid for subsequent to January 31, 2025. During fiscal year 2024, we used cash of approximately $3.7 million to purchases shares from and pay dividends to noncontrolling members of the consolidated entities.

Net cash used in financing activities was approximately $4.3 million during fiscal year 2023, which was used to pay dividends to noncontrolling members of the consolidated entities.

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

Approximately 2.7% of our net assets are restricted pursuant to the terms of various loan agreements of Big River, our equity method investee, as of January 31, 2025. None of our consolidated subsidiaries or the parent company have restricted net assets related to loan agreements at January 31, 2025.

Contractual Obligations and Commitments

In the ordinary course of business, we enter into agreements under which we are legally obligated to make future cash payments. These agreements include obligations related to purchasing inventory and natural gas and leasing rail cars. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of January 31, 2025 totaled $24.0 million, with $6.8 million payable in the next twelve months. Refer to Note 7 – Leases included in the notes to consolidated financial statements for more information. As of January 31, 2025, we had contracted future purchases of corn, natural gas, natural gas pipeline lease and other contracts for capital expenditures at our ethanol plants valued at approximately $131.7 million, with $124.4 million payable in the next twelve months. Refer to Note 11 – Commitments included in the notes to consolidated financial statements for more information.

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

Impairment of Long-Lived Assets – We review our long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, we will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. We recorded no impairment charges in fiscal year 2024, 2023, or 2022.

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

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2025, One Earth and NuGen combined had purchase commitments for approximately 24.4 million bushels of corn, the principal raw material for their ethanol plants. At January 31, 2025, One Earth and NuGen combined had purchase commitments for approximately 0.8 million MmBtu of natural gas. At January 31, 2025, One Earth and NuGen had combined sales commitments for approximately 51.2 million gallons of ethanol, 88,000 tons of distillers grains and 12.0 million pounds of distillers corn oil. Not all of our commitments are at fixed price. Our exposures to market risk, which include the impact of our risk management activities, are based on the estimated effect on pre-tax income starting on January 31, 2025, are as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	295,000	Gallons	$48,926
Corn	102,100	Bushels	$42,270
Distillers Grains	720	Tons	$8,799
Distillers Corn Oil	88,500	Pounds	$3,400
Natural Gas	7,400	MmBtu	$2,784
33

Item 8. Financial Statements and Supplementary Data

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	January 31,
ASSETS	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$196,255	$223,397
Short-term investments	162,820	155,260
Accounts receivable	21,511	23,185
Inventory	31,676	26,984
Refundable income taxes	6,445	5,728
Prepaid expenses and other	17,112	17,549
Total current assets	435,819	452,103
Property and equipment - net	210,683	155,587
Operating lease right-of-use assets	20,985	13,038
Other assets	16,721	9,138
Equity method investments	35,800	34,936
TOTAL ASSETS	$720,008	$664,802
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade (includes $1.4 million and $5.8 million with related parties at January 31, 2025 and 2024, respectively)	$28,337	$42,073
Current operating lease liabilities	5,746	4,469
Accrued expenses and other current liabilities	16,360	19,717
Total current liabilities	50,443	66,259
LONG-TERM LIABILITIES:
Deferred taxes	3,562	1,598
Long-term operating lease liabilities	15,367	8,378
Long-term taxes payable	4,334	-
Other long-term liabilities	2,700	970
Total long-term liabilities	25,963	10,946
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
EQUITY:
REX shareholders’ equity:
Common stock, at $0.01 par value; 45,000 shares authorized; 29,853 shares issued	299	299
Paid in capital	6,470	3,769
Retained earnings	759,928	701,761
Treasury stock, 12,659 and 12,350 shares, respectively	(206,360)	(191,911)
Total REX shareholders’ equity	560,337	513,918
Noncontrolling interests	83,265	73,679
Total equity	643,602	587,597
TOTAL LIABILITIES AND EQUITY	$720,008	$664,802

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2025	2024	2023

Net sales and revenue	$642,491	$833,384	$855,000
Cost of sales (includes $99.2 million, $117.0 million and $135.4 million with related parties for the years ended January 31, 2025, 2024 and 2023, respectively)	551,014	735,166	806,398

Gross profit	91,477	98,218	48,602

Selling, general and administrative expenses	(27,148)	(29,379)	(22,827)
Equity in income of unconsolidated affiliates	9,385	13,921	8,745
Interest and other income, net	19,158	15,724	12,959

Income before income taxes	92,872	98,484	47,479
Provision for income taxes	(21,386)	(22,560)	(9,542)

Net income	71,486	75,924	37,937
Net income attributable to noncontrolling interests	(13,319)	(14,989)	(10,240)
Net income attributable to REX common shareholders	$58,167	$60,935	$27,697

Weighted average shares outstanding – basic	17,636	17,482	17,638

Basic net income per share attributable to REX common shareholders	$3.30	$3.49	$1.57

Weighted average shares outstanding – diluted	17,636	17,576	17,638

Diluted net income per share attributable to REX common shareholders	$3.30	$3.47	$1.57

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2025, 2024 AND 2023

(Amounts in Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 31, 2022	29,853	$299	12,092	$(181,114)	$-	$611,607	$56,770	$487,562

Net income						27,697	10,240	37,937

Treasury stock acquired			472	(13,012)				(13,012)

Noncontrolling interests distribution and other							(3,998)	(3,998)

Issuance of equity awards and stock-based compensation expense	-	-	(101)	405	578	1,522	-	2,505

Balance at January 31, 2023	29,853	299	12,463	(193,721)	578	640,826	63,012	510,994

Net income						60,935	14,989	75,924

Capital contributions							22	22

Noncontrolling interests distribution and other							(4,344)	(4,344)

Issuance of equity awards and stock-based compensation expense	-	-	(113)	1,810	3,191	-	-	5,001

Balance at January 31, 2024	29,853	299	12,350	(191,911)	3,769	701,761	73,679	587,597

Net income						58,167	13,319	71,486

Treasury stock acquired			373	(15,522)				(15,522)

Noncontrolling interests distribution and other							(3,733)	(3,733)

Issuance of equity awards and stock-based compensation expense	-	-	(64)	1,073	2,701	-	-	3,774

Balance at January 31, 2025	29,853	$299	12,659	$(206,360)	$6,470	$759,928	$83,265	$643,602

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,486	$75,924	$37,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,927	17,794	17,976
Amortization of operating lease right-of-use assets	5,788	5,245	5,328
Stock-based compensation expense	3,638	6,209	1,930
Income from equity method investments	(9,385)	(13,921)	(8,745)
Dividends received from equity method investments	8,521	12,030	6,266
Interest income from investments	(5,576)	(10,008)	(2,839)
Loss (gain) on disposal of real estate and property and equipment	50	243	(102)
Deferred income tax	9,802	14,627	915
Changes in assets and liabilities:
Accounts receivable	1,674	1,977	659
Inventory	(4,692)	21,760	(6,519)
Prepaid expenses and other assets	(14,946)	(4,495)	(452)
Income taxes refundable	(717)	(2,766)	3,715
Accounts payable – trade	(14,724)	7,868	1,478
Long-term taxes payable	4,334	-	-
Accrued expenses and other liabilities	(6,988)	(4,517)	(2,752)
Net cash provided by operating activities	64,192	127,970	54,795
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,318)	(37,663)	(15,578)
Purchases of short-term investments	(372,341)	(448,507)	(399,350)
Maturities of short-term investments	370,357	514,586	216,735
Proceeds from sale of real estate and property and equipment	262	29	5
Deposits	180	(43)	(319)
Net cash (used in) provided by investing activities	(72,860)	28,402	(198,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	(14,741)	-	(13,012)
Capital contributions from minority investor	-	22	-
Payments to noncontrolling interests holders	(3,733)	(4,344)	(3,997)
Net cash used in financing activities	(18,474)	(4,322)	(17,009)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(27,142)	152,050	(160,721)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-Beginning of year	223,397	71,347	232,068
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-End of year	$196,255	$223,397	$71,347

Non-cash financing activities-Stock awards issued	$2,172	$965	$1,539
Non-cash financing activities-Stock awards accrued	$2,037	$2,172	$965
Non-cash financing activities-Stock repurchases accrued	$781	$-	$-
Non-cash investing activities-Accrued capital expenditures	$1,152	$918	$425
Non-cash investing activities-Capital additions transferred from prepaid expenses	$217	$-	$-
Right-of-use assets acquired and liabilities incurred upon lease execution	$13,734	$3,210	$9,321

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$196,255	$223,397	$69,612
Restricted cash	-	-	1,735
Total cash, cash equivalents and restricted cash	$196,255	$223,397	$71,347

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2025, the Company owns interests in three operating entities – two are consolidated and one is accounted for using the equity method of accounting. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. The other consolidated entity has the same fiscal year end as the parent company.

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

Segments – The Company has one reportable segment, ethanol and by-products. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests.

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

The Company sells its products to a limited number of larger commercial buyers, which may increase the chance of loss due to non-performance by a counterparty. Ten (fiscal year 2024), nine (fiscal year 2023), and eight (fiscal year 2022) customers accounted for approximately 92%, 92%, and 90% of the Company’s net sales and revenue during fiscal years 2024, 2023, and 2022, respectively. At January 31, 2025 and 2024, six customers in each period represented approximately 92% and 93%, respectively, of the Company’s accounts receivable balance. The Company has not experienced any significant losses in such accounts.

Trade Receivables — Trade receivables are recorded at their estimated net realizable value. Accounts are considered past due if payment is not received on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off in the period they are determined to be uncollectible. As of January 31, 2025 and 2024, the Company believes that all amounts are collectible and an allowance for credit losses was not considered necessary.

Inventory – Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-product. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $0.1 million and $0.8 million of inventory write-downs in cost of sales at January 31, 2025 and January 31, 2024, respectively. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices. The components of inventory are as follows (amounts in thousands):

	January 31,
	2025	2024

Ethanol and other finished goods	$4,923	$9,102
Work in process	5,185	5,299
Grain and other raw materials	21,568	12,583

Total	$31,676	$26,984

Property and Equipment – Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for machinery, fixtures and equipment.

The components of property and equipment are as follows (amounts in thousands):

	January 31,
	2025	2024

Land and improvements	$34,112	$32,403
Buildings and improvements	24,026	23,810
Machinery, equipment and fixtures	318,399	307,326
Construction in progress	94,010	37,334

Total property and equipment	470,547	400,873
Less: accumulated depreciation	(259,864)	(245,286)

Total property and equipment, net	$210,683	$155,587

Impairment of Long-Lived Assets

In accordance with ASC 360-05, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. The Company recorded no impairment charges in fiscal years 2024, 2023, and 2022.

Depreciation expense was approximately $15.9 million, $17.8 million, and $18.0 million in fiscal years 2024, 2023, and 2022, respectively.

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

Financial Instruments – Certain of the forward corn purchase and ethanol, distillers grains and distillers corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815, Derivatives and Hedging (“ASC 815”), because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and distillers corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal years 2024, 2023, and 2022 there were no material settlements of forward contracts that were recorded at fair value. The Company recorded an asset and liability of $1.3 million and $0.4 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exception of ASC 815 at January 31, 2025. The Company recorded an asset and liability of $0.6 million and $0.8 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exception of ASC 815 at January 31, 2024.

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

Other Income – As part of the Coronavirus Aid, Relief, and Economic Security Act, passed in 2020, $700 million in funds were made available to the U.S. Department of Agriculture to distribute to impacted producers of ethanol, biodiesel, and other renewable fuels under the Biofuel Producer Program. The U.S. Department of Agriculture (“USDA”) distributed funds to applicants in May 2022. Our consolidated plants received a total of approximately $1.0 million in fiscal year 2023 which was recorded within “Interest and other income, net” in the Consolidated Statements of Operations. The Company has no further reporting or other obligations related to the receipt of these funds.

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

New Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”, which improves reportable segment disclosure requirements through enhanced disclosure about significant segment expenses. The Company adopted this guidance for the fiscal-year ended January 31, 2025. See Note 16 included in the notes to the audited consolidated financial statements for more information on our segment reporting.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which provides clarity in assessing an entity’s performance and prospects for future cash flows by disclosure of more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for the company’s fiscal year-ended January 31, 2028. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

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

The following table shows disaggregated revenue by product (amounts in thousands):

	Fiscal Year
	2024	2023	2022
Sales of products:

Ethanol	$496,411	$635,420	$649,501
Dried distillers grains	101,432	139,173	139,118
Distillers corn oil	38,999	52,935	55,595
Modified distillers grains	4,896	5,584	11,579
Derivative financial instruments losses	424	(37)	(1,024)
Other	329	309	231
Total sales	$642,491	$833,384	$855,000
42

3.	INVESTMENTS

Equity Method Investment in Big River

The Company’s equity method investment in Big River Resources, LLC (“Big River”) is accounted for under ASC 323. The following table summarizes the investment (amounts in thousands):

	January 31,
	2025	2024

Carrying amount	$35,800	$34,936

Ownership percentage	10.3%	10.3%

The Company invested approximately $20.0 million in Big River which is a holding company for several entities. Big River, through its various entities (both wholly and partially owned), operates four ethanol manufacturing facilities that combined shipped approximately 437.8 million gallons of ethanol in the twelve months ended January 31, 2025. The Company recorded income of approximately $9.4 million, $13.9 million, and $8.7 million as its share of earnings from Big River during fiscal years 2024, 2023, and 2022, respectively. The Company received dividends of approximately $8.5 million, $12.0 million, and $6.3 million from Big River during fiscal years 2024, 2023, and 2022, respectively. At January 31, 2025, the carrying value of the investment in Big River was approximately $35.8 million; the amount of underlying equity in the net assets of Big River was approximately $36.7 million.

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables (amounts in thousands):

	December 31,
	2024	2023

Current assets	$300,492	$351,278
Non current assets	181,235	144,933
Total assets	$481,727	$496,211

Current liabilities	$89,409	$98,187
Long-term liabilities	12,235	7,559
Total liabilities	$101,644	$105,746

Members’ capital	$356,340	$355,385
Noncontrolling interests	23,743	35,080
Total members’ equity	$380,083	$390,465

	Years Ended December 31,
	2024	2023	2022

Net sales and revenue	$1,021,561	$1,379,651	$1,509,406
Gross profit	$117,159	$160,549	$94,106
Depreciation expense	$20,314	$26,142	$27,752
Net income attributable to members	$93,321	$135,012	$84,814
43

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2025 are approximately $144.3 million; the Company’s proportionate share of restricted net assets of Big River is approximately $14.9 million.

Short-term Investments

At January 31, 2025, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $162.8 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.4%. Unrecognized holding losses at January 31, 2025 were approximately $19,000.

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

44

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

Financial assets and liabilities measured at fair value at January 31, 2025 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Forward purchase contracts asset (1)	$-	$1,253	$-	$1,253
Commodity futures (2)	(1,291)	-	-	(1,291)
Total assets	(1,291)	1,253	-	(38)

Forward purchase contracts liability (3)	$-	$378	$-	$378

Financial assets and liabilities measured at fair value at January 31, 2024 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Forward purchase contracts asset (1)	$-	$579	$-	$579
Commodity futures (2)	(297)	-	-	(297)
Total assets	(297)	579	-	282

Forward purchase contracts liability (3)	$-	$802	$-	$802

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2)	The commodity futures liability is netted with cash collateral due from broker and included in “Prepaid expense and other” on the accompanying Consolidated Balance Sheets.

(3)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

No other financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21. The carrying value of all other financial assets and liabilities approximate fair value.

There were no assets measured at fair value at January 31, 2025 and 2024 on a non-recurring basis.

5.	OTHER ASSETS

The components of other noncurrent assets are as follows (amounts in thousands):

	January 31,
	2025	2024

Deferred taxes	$-	$7,837
Prepaid utility equipment deposit	15,600	-
Other	1,121	1,301

Total	$16,721	$9,138
45

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows (amounts in thousands):

	January 31,
	2025	2024

Accrued payroll	$8,961	$9,457
Accrued utility charges	3,085	3,373
Accrued transportation related items	555	2,972
Forward purchase contracts	378	802
Accrued real estate taxes	1,746	1,742
Other	1,635	1,371

Total	$16,360	$19,717

7.	LEASES

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

At January 31, 2025, the Company has lease agreements, as lessee, for railcars. All the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

For fiscal years 2024, 2023, and 2022, the components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Fiscal Year
	2024	2023	2022

Operating lease expense	$7,209	$6,386	$7,360
Variable lease expense	143	301	399
Total lease expense	$7,352	$6,687	$7,759

Total cash paid for amounts included in the measurement of lease liabilities was $6.9 million for fiscal year 2024.

46

The following table is a summary of future minimum rentals on such leases at January 31, 2025 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2026	$6,789
2027	6,740
2028	5,497
2029	3,207
Thereafter	1,744
Total	23,977
Less: present value discount	2,864
Operating lease liabilities	$21,113

At January 31, 2025, the weighted average remaining lease term was 3.5 years, and the weighted average discount rate was 6.60% for the above leases.

At January 31, 2024, the weighted average remaining lease term was 3.4 years, and the weighted average discount rate was 5.94% for the above leases.

8.	COMMON STOCK

On June 21, 2022, the Board of Directors of the Company adopted resolutions declaring a three-for-one split of the Company’s Common Stock to be effectuated in the form of a 200% stock dividend, payable on August 5, 2022 to stockholders of record at the close of business on July 29, 2022. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

During fiscal years 2024 and 2022 the Company purchased approximately 373,000 shares and 472,000 shares of its common stock for approximately $15.5 million and $13.0 million, respectively. The Company did not purchase any shares of its common stock during fiscal year 2023. At January 31, 2025, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, an additional approximately 504,000 shares of its common stock.

Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,
	2025	2024

Authorized shares	45,000	45,000
Issued shares	29,853	29,853
Outstanding shares	17,195	17,504

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

47

The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting.

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value at January 31,		Liability Derivatives Fair Value at January 31,
	2025	2024	2025	2024

Forward purchase contracts (1)	$1,253	$579	$378	$802

Cash collateral balance (3)	$2,523	$2,152	-	-
Commodity futures (2)	(1,291)	(297)	-	-
Net position with broker	$1,232	$1,855	-	-

Total	$2,485	$2,434	$378	$802

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 16.8 million and 9.3 million bushels of corn at January 31, 2025 and 2024, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 7.6 million and 8.2 million bushels of corn at January 31, 2025 and 2024, respectively.

(2)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long/buy positions for approximately 6.3 million and 575,000 bushels of corn, respectively at January 31, 2025. These contracts also included short/sell positions for approximately 4.2 million gallons of ethanol at January 31, 2025. These contracts included short/sell positions and long/buy positions for approximately 255,000 and 6.9 million bushels of corn, respectively at January 31, 2024. These contracts also included short/sell positions for approximately 210,000 gallons of ethanol at January 31, 2024.

(3)	As of January 31, 2025, and 2024, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of January 31, 2025 and 2024, the Company was required to maintain collateral with the counterparty in the amount of approximately $2,523,000 and $2,152,000, respectively, recorded within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

See Note 4 which contains fair value information related to derivative financial instruments.

The following table provides information about gains (losses) recognized in income on the Company’s derivative financial instruments and the line items on the accompanying Consolidated Statements of Operations in which the fair values are reflected for the years ended January 31, 2025, 2024 and 2023 (amounts in thousands):

	Year Ended January 31,
	2025	2024	2023

Net sales	$424	$(37)	$(1,024)

Cost of sales	$(2,739)	$15,023	$(12,714)
48

10.	EMPLOYEE BENEFITS

The Company maintains the REX American Resources Corporation 2015 Incentive Plan, approved by its shareholders, which reserved a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards.  In May 2022, the Company issued restricted stock units to certain officers of the Company which vested based on the Company’s Total Shareholder Return (TSR) compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At January 31, 2025, 1,065,809 shares remain available for issuance under the Plan, after taking into account restricted stock units that vested, detailed further below.

Restricted Stock Awards

As a component of their compensation, restricted stock has been granted to directors and certain employees at the market price of REX common stock on the date of the grant. In addition, one-quarter of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day, for all grants of restricted stock.

Based on retirement eligibility provisions, a portion of restricted stock grants are expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At January 31, 2025, 20,046 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $554,000, to be recognized over a weighted average vesting term of 1.9 years.

The following table summarizes legally non-vested restricted stock award activity for fiscal years 2024, 2023, and 2022:

	2024
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2024	162,855	$5,369	2
Granted	63,407	2,894
Forfeited	-	-
Vested	63,870	2,073

Non-Vested at January 31, 2025	162,392	$6,190	2
49

	2023
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining VestingTerm (in years)

Non-Vested at January 31, 2023	81,264	$2,320	2
Granted	113,726	3,945
Forfeited	-	-
Vested	32,135	896

Non-Vested at January 31, 2024	162,855	$5,369	2

	2022
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2022	30,167	$773	1
Granted	70,689	2,032
Forfeited	450	13
Vested	19,142	472

Non-Vested at January 31, 2023	81,264	$2,320	2

Restricted Stock Units (RSUs)

In May 2022, the Company issued a total of 67,500 RSUs to certain officers. The number of RSUs that would vest was determined based on how the Company’s TSR compared to the TSR of companies that comprise the Russell 2000 Index during the three-year performance period ended December 31, 2024. The number of RSUs eligible to vest ranged from zero percent to two hundred percent, depending on actual performance during the performance period. At grant date, the fair value of the RSUs was approximately $2.7 million based on a Monte-Carlo simulation model.

For the years ended January 31, 2025 and 2024, the Company recognized compensation cost of approximately $0.9 million and $1.1 million, respectively, related to RSUs. Unrecognized compensation cost related to nonvested RSUs was $0 and approximately $0.9 million at January 31, 2025 and 2024, respectively.

The performance period for these awards ended on December 31, 2024. The calculated payout of the units that vested was 148%, or 99,900 shares. As the shares were vested upon completion of the performance period and the shares were issued at the end of February 2025, it was determined appropriate to include these shares within weighted average shares – basic. The company had no other dilutive shares at January 31, 2025.

At January 31, 2024, we calculated the diluted weighted average shares as follows (amounts in thousands):

Weighted average shares - basic	17,482
Dilutive effect of RSUs	94
Weighted average shares - diluted	17,576
50

11.	COMMITMENTS

At January 31, 2025, One Earth and NuGen had combined forward purchase contracts for approximately 24.4 million bushels of corn, the principal raw material for their ethanol plants and they had combined forward purchase contracts for approximately 0.8 million MmBtu of natural gas.

At January 31, 2025, One Earth and NuGen had combined sales commitments for approximately 51.2 million gallons of ethanol, 88,000 tons of distillers grains and 12.0 million pounds of distillers corn oil.

At January 31, 2025, One Earth had signed contracts in place for capital projects of approximately $9.6 million, primarily related to its carbon capture and sequestration project and plant expansion.

At January 31, 2025, One Earth had a facilities rental agreement with a utility provider that has been executed and is scheduled to commence in early 2025. The remaining future payments are estimated to be approximately $4.7 million over an initial term of ten years. The facility will service both the One Earth Energy ethanol plant and the planned carbon sequestration compression facility.

One Earth has entered into a 10-year agreement in 2009 with an unrelated party for the use of a portion of that party’s natural gas pipeline. A new 15-year agreement, with monthly payments of $29,250 was effective February 1, 2019. One Earth paid approximately $351,000 in fiscal years 2024, 2023, and 2022 pursuant to the agreement.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketers”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One Earth and NuGen to pay a fee per ton of distillers grains sold for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and renew automatically for additional one-year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen combined incurred fees of approximately $1,110,000, $1,199,000, and $1,159,000 in fiscal years 2024, 2023, and 2022, respectively, for these marketing services.

Subsequent to the end of fiscal year 2024, management entered into an agreement at one of the consolidated ethanol subsidiaries to purchase equipment with delivery commencing in the second quarter of fiscal year 2025 for approximately $15.4 million.

12.	INCOME TAXES

The provision for income taxes for fiscal years 2024, 2023, and 2022 consists of the following (amounts in thousands):

	2024	2023	2022

Federal:
Current	$4,232	$4,580	$4,485
Deferred	13,522	14,102	2,925

Total	17,754	18,682	7,410

State and Local:
Current	2,947	3,377	4,167
Deferred	685	501	(2,035)

Total	3,632	3,878	2,132

Provision for income taxes	$21,386	$22,560	$9,542
51

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (amounts in thousands):

	January 31,
	2025	2024

Assets:
General business credit carryforward	$4,151	$12,296
Accrued liabilities	628	611
State net operating loss carryforward	167	202
Other items	311	288
Valuation allowance	(132)	(160)

Total	5,125	13,237
Liabilities:
Basis in pass through entities, including depreciation	(7,470)	(6,334)
Other	(1,217)	(664)

Total	(8,687)	(6,998)
Net deferred tax (liability) asset	$(3,562)	$6,239

The net deferred tax liability (asset) is reported on the accompanying Consolidated Balance Sheets based on net position by tax jurisdiction, with both federal positions and state positions recorded as net liabilities within “Deferred taxes” at January 31, 2025. At January 31, 2024, federal positions of approximately $7.8 million are recorded as assets on the Consolidated Balance Sheets within “Other assets” and state positions of $1.6 million are recorded as liabilities on the accompanying Consolidated Balance Sheets within “Deferred taxes”.

The Company has a general business credit carryforward, net of the impact of uncertain tax positions, of approximately $4.2 million and $12.3 million at January 31, 2025 and 2024, respectively. The Company can carry these credits forward for up to twenty years. The carryforward periods expire between fiscal years 2041 and 2042.

The Company has a valuation allowance of approximately $132,000 and $160,000 at January 31, 2025 and 2024, respectively, related to state net operating loss carryforwards. The Company decreased the valuation allowance by $28,000 in fiscal year 2024. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

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

During fiscal year 2022, the Company recognized an income tax benefit for federal and state research and experimentation credits (net of uncertain tax position expense) of approximately $0.4 million. The credits can be used to reduce future income tax liabilities for up to 20 years.

The Company paid income taxes of approximately $7,895,000, $12,730,000, and $2,795,000 fiscal years 2024, 2023, and 2022, respectively. The Company did not receive any refunds in fiscal years 2024, 2023, and 2022.

Reconciliations of the federal statutory tax and the Company’s income tax expense for fiscal years 2024, 2023, and 2022 are as follows (amounts in thousands):

52

	2024	2023	2022

Federal income tax at statutory rate	$19,503	$20,682	$9,971
State and local taxes, net of federal tax benefit	3,008	3,299	1,725
Research and experimentation credits	-	-	(2,542)
Nondeductible compensation expense	2,062	2,150	508
Uncertain tax positions	11	(98)	2,281
Noncontrolling interest	(3,228)	(3,650)	(2,523)
Other	30	177	122

Total	$21,386	$22,560	$9,542

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

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. As of January 31, 2025, total unrecognized tax benefits were approximately $18,880,000, and accrued penalties and interest were approximately $99,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18,795,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

	Fiscal Year
	2024	2023

Unrecognized tax benefits, beginning of year	$18,965	$19,088
Changes for tax positions for prior years	19	45
Changes for tax positions for current year	(6)	(168)

Unrecognized tax benefits, end of year	$18,978	$18,965
53

At January 31, 2025 and 2024, the total unrecognized tax benefits were included within the following lines on the accompanying Consolidated Balance Sheets (amounts in thousands):

	January 31,
	2025	2024

Other assets	$-	$16,372
Refundable income taxes	2,002	2,007
Deferred taxes	12,037	-
Long-term taxes payable	4,334	-
Other long-term liabilities	605	586

Unrecognized tax benefits, end of year	$18,978	$18,965

13.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2025 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

14.	RELATED PARTIES

During fiscal years 2024, 2023, and 2022, One Earth and NuGen, combined, purchased approximately $99.2 million, $117.0 million, and $135.4 million, respectively, of corn and other supplies from minority equity investors. The Company had amounts payable to related parties of approximately $1.4 million and $5.8 million at January 31, 2025 and 2024, respectively.

During fiscal year 2024, $1.5 million was paid to landowners who are equity investors of One Earth Energy, for land easements related to the carbon sequestration project.

During fiscal year 2023 the Company received approximately $22,000 in capital contributions from the minority investor in the refined coal entity. The Company did not receive capital contributions related to the refined coal entity in fiscal years 2024 and 2022.

15.	SEGMENT REPORTING

The Company has one reportable segment, ethanol and by-products. Within the ethanol and by-products segment, the Company has equity investments in three ethanol limited liability companies, two of which are majority ownership interests and are consolidated in the financial statements presented. Prior period amounts have been reclassified to conform to current segment reporting.

The Company’s chief operating decision maker is the Executive Committee that includes the Executive Chairman of the Board and The Chief Executive Officer. The chief operating decision maker uses net income generated from operating segments in determining the allocation of resources and making assessment of Company performance.

In applying the criteria set forth in ASC 280, Segment Reporting, the Company determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plants are aggregated into one reporting segment, each of which is reviewed in the same manner by the CODM. Aggregation into one reporting segment is appropriate based upon the similarity of economic characteristics of the operating segments, including the markets for identical revenue sources and the primary input, corn. The plants in all locations operate in a similar manner to produce ethanol and by-products. The types of customers and how the products are distributed to the customers are similar across each operating entity, consisting of a combination of rail and truck shipments. Finally, the regulatory environment is largely impacted by guidance from the federal level, impacting each operating segment the same.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

	Fiscal Year
Net sales and revenue	2024	2023	2022
Ethanol and by-products	$1,664,052	$2,213,035	$2,364,406
Reconciling Item: Equity method ethanol investment	(1,021,561)	(1,379,651)	(1,509,406)
Total consolidated net sales and revenue	$642,491	$833,384	$855,000

Cost of sales
Ethanol and by-products:
Cost of corn	$1,094,364	$1,542,265	$1,791,876
Other cost of sales (1)	361,052	412,003	429,822
Reconciling Item: Equity method ethanol investment	(904,402)	(1,219,102)	(1,415,300)
Total cost of sales	$551,014	$735,166	$806,398

Gross profit
Ethanol and by-products	$208,636	$258,767	$142,708
Reconciling Item: Equity method ethanol investment	(117,159)	(160,549)	(94,106)
Total consolidated gross profit	$91,477	$98,218	$48,602

Depreciation and amortization expense
Ethanol and by-products	$49,071	$56,207	$56,993
Reconciling Item: Equity method ethanol investment	(27,356)	(33,168)	(33,689)
Total consolidated depreciation and amortization expense	$21,715	$23,039	$23,304

Income before taxes
Ethanol and by-products	$201,650	$253,600	$148,469
Reconciling Item: Equity method ethanol investment	(108,778)	(155,116)	(100,990)
Total consolidated income before income taxes	92,872	98,484	47,479
Provision for income taxes	(21,386)	(22,560)	(9,542)
Total consolidated net income	$71,486	$75,924	$37,937

(1)	Expenses within “Other cost of sales” consists primarily of depreciation, other raw materials such as denaturant and chemicals, utilities, repair and maintenance and production labor.

16.	SUBSEQUENT EVENTS

Subsequent to January 31, 2025 the Company repurchased 281,709 shares for approximately $11.9 million through open market transactions. After these repurchases, a total of 222,510 shares remained available to purchase under existing board authorization.

On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 1,500,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws.

* * * * * *

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and its subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended January 31, 2025, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 28, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Unrecognized Tax Benefits

As discussed in Note 12, the Company accounts for uncertainty in income taxes by determining whether it is more likely than not that the position will be sustained on audit, including resolution of any related tax audits. The Company has total unrecognized tax benefits of approximately $18,880,000 at January 31, 2025 and is currently undergoing a federal income tax examination for the years ended January 31, 2015 through January 31, 2022.

Due to the specialized tax knowledge involved, we identified valuation of the unrecognized tax benefit as a critical audit matter. Performance of our audit procedures to evaluate management’s judgments required a high degree of auditor judgment and the involvement of our tax specialists.

With the assistance of income tax specialists, our audit procedures related to the valuation of unrecognized tax benefits included the following, among others:

●	We obtained an understanding of the relevant controls related to income taxes, including those over the evaluation of uncertain tax positions, and we tested such controls for design and operating effectiveness.

●	We evaluated management’s estimate of the uncertain tax position by considering industry results of federal income tax examinations under similar circumstances, new information related to tax law and tax authority settlements.

●	We tested the mathematical accuracy of the Company’s uncertain tax position analysis.

●	We evaluated the sufficiency of the Company’s disclosures related to the effects of uncertain tax positions in the financial statements.

/s/ RSM US LLP

We have served as the Company’s auditor since 2023.

Des Moines, Iowa

March 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows for the year ended January 31, 2023, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”) of REX American Resources, Inc. and subsidiaries (the “Company”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Dayton, Ohio
March 30, 2023 (March 29, 2024 as to the change in the method of accounting for shipping and handling costs described in Note 1 and March 28, 2025 as to Note 16)

We began serving as the Company’s auditor in 2002. In 2023 we became the predecessor auditor.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2025, 2024 AND 2023

(Amounts in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses	Deductions Charges for Which Reserves Were Created	Balance End of Year

2025:
Deferred tax valuation allowance	$160	$-	$28	$132

2024:
Deferred tax valuation allowance	$192	$-	$32	$160

2023:
Deferred tax valuation allowance	$213	$-	$21	$192

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2025 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ZAFAR A. RIZVI Zafar A. Rizvi	Chief Executive Officer and President (principal executive officer)	March 28, 2025

/s/ DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 28, 2025
60

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited REX American Resources Corporation’s (the Company) internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 28, 2025, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 28, 2025

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2025, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2025 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2025 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2025 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on June 4, 2025 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2025 and 2024

Consolidated Statements of Operations for the years ended January 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the years ended January 31, 2025, 2024, and 2023

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm-RSM US LLP (PCAOB ID No. 49)

Report of Independent Registered Public Accounting Firm-Deloitte & Touche LLP (PCAOB ID No. 34)

(a)(2)(i) Financial Statement Schedules

The following financial statement schedules are filed as a part of this report at Item 8 hereof.

Schedule II -Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

(3)(i)	Articles of Incorporation:

	3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

(3)(ii)	Bylaws:

	3(ii)	By-Laws, as amended (incorporated by reference to Exhibit 3(ii) to Form 8-K filed August 7, 2024, File No. 001-09097)

(4)	Instruments defining the rights of securities holders, including indentures:

	4(a)	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4(a) to Form 10-K filed April 1, 2020, File No. 001-09097)

(10)	Material contracts:

	10(a)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Zafar A. Rizvi (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2022, File No. 001-09097)

	10(b)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Douglas L. Bruggeman (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 27, 2022, File No. 001-09097)

	10(c)*	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Stuart A. Rose (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 27, 2022, File No. 001-09097)

	10(d)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(e)*	Form of Restricted Stock Award Agreement under the REX American Resources 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2022, File No. 001-09097)

	10(f)	Consulting Services Agreement, effective as of August 1, 2024, between One Earth Sequestration LLC and Highstake 35 LLC dba Mercury Public Affairs (incorporated by reference to Exhibit 4 to Form 10-Q filed December 5, 2024, File No. 001-09097)

	10(g)	Amendment No. 1 to Consulting Services Agreement, effective as of January 1, 2025, between One Earth Sequestration LLC and Highstake 35 LLC dba Mercury Public Affairs
63

(19)	Insider trading policies and procedures:

	19	REX American Resources Corporation Revised Insider Trading Policy

(21)	Subsidiaries of the registrant:

	21	Subsidiaries of registrant

(23)	Consents of experts and counsel:

	23(a)	Consent of RSM US LLP, Independent Registered Public Accounting Firm

	23(b)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

(97)	Policy relating to erroneously awarded compensation:

	97	REX American Resources Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 29, 2024, File No. 001-09097)

(101)	Interactive Data File:

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

	104	The cover page from REX American Resources Corporation on Form 10-K for the year ended January 31, 2025

Copies of the Exhibits not filed herewith may be obtained by writing to Edward M. Kress, Secretary, REX American Resources Corporation, 7720 Paragon Road, Dayton, Ohio 45459

Those exhibits marked with an asterisk (*) above are management contracts or compensatory plans or arrangements for directors or executive officers of the registrant.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX AMERICAN RESOURCES CORPORATION

By: /s/ ZAFAR A. RIZVI
Zafar A. Rizvi
Chief Executive Officer and President

Date: March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STUART A. ROSE Stuart A. Rose	Executive Chairman of the Board	March 28, 2025

/s/ ZAFAR A. RIZVI Zafar A. Rizvi	Chief Executive Officer, President and Director (principal executive officer)	March 28, 2025

/s/ DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 28, 2025

/s/ EDWARD M. KRESS Edward M. Kress	Director	March 28, 2025

/s/ CHARLES A. ELCAN Charles A. Elcan	Director	March 28, 2025

/s/ DAVID S. HARRIS David S. Harris	Director	March 28, 2025

/s/ MERVYN L. ALPHONSO Mervyn L. Alphonso	Director	March 28, 2025

/s/ LEE I. FISHER Lee I. Fisher	Director	March 28, 2025

/s/ ANNE C. MACMILLAN Anne C. MacMillan	Director	March 28, 2025

/s/ CHERYL L. BUSTOS Cheryl L. Bustos	Director	March 28, 2025
65