Form 10-Q
period 2025-04-30
REX AMERICAN RESOURCES Corp
filed 2025-06-04
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At the close of business on June 3, 2025, the registrant had 16,468,859 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

INDEX

Commonly Used Defined Terms
Corporate Structure:

REX/the Company	REX American Resources Corporation, and its majority and wholly owned subsidiaries
NuGen	NuGen Energy, LLC – REX owns 99.7%
One Earth	One Earth Energy, LLC and subsidiaries – REX owns 75.9%
Big River	Big River, LLC, and subsidiaries – REX owns 10.3%

Industry Terms:

CI	Carbon Intensity
CSA	Climate-smart Agriculture
E-10	Gasoline blended with up to 10% ethanol by volume
E-15	Gasoline blended with up to 15% ethanol by volume
EPA	United States Environmental Protection Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code of 1986, as amended
IRC Section 41	Internal Revenue Code § 41 - Credit for Increasing Research Activities
IRC Section 45/Section 45	Internal Revenue Code § 45 - Electricity Produced from Certain Renewable Resources, etc.
IRS	Internal Revenue Service
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuel Standard II
RIN(s)	Renewable Identification Number(s)
RVOs	Renewable Volume Obligations
Section 45Q/45Q	Section 45Q of the Internal Revenue Code
Section 45Z/45Z	Section 45Z of the Internal Revenue Code
SB	Illinois Senate Bill
SRE(s)	Small Refinery Exemption(s)
USDA	United States Department of Agriculture

Accounting and General Business Terms:

ASC	Accounting Standards Codification
ASC 280	ASC 280, “Segment Reporting”
ASC 815	ASC 815, “Derivatives and Hedging”
ASC 820	ASC 820, “Fair Value Measurements and Disclosures”
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
SG&A	Selling, general, and administrative
TSR	Total shareholder return
3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$159,913	$196,255
Short-term investments	155,979	162,820
Accounts receivable	27,976	21,511
Inventory	30,509	31,676
Refundable income taxes	7,360	6,445
Prepaid expenses and other	17,030	17,112
Total current assets	398,767	435,819
Property and equipment, net	215,605	210,683
Operating lease right-of-use assets	22,600	20,985
Finance lease right-of-use assets	18,981	-
Other assets	1,081	16,721
Equity method investment	36,806	35,800
Total assets	$693,840	$720,008

Liabilities and equity
Current liabilities:
Accounts payable – trade (includes $2.2 million and $1.4 million with related parties at April 30, 2025 and January 31, 2025, respectively)	$21,031	$28,337
Current operating lease liabilities	6,683	5,746
Current finance lease liabilities	469	-
Accrued expenses and other current liabilities	14,392	16,360
Total current liabilities	42,575	50,443
Long-term liabilities:
Deferred taxes	5,269	3,562
Long-term operating lease liabilities	16,129	15,367
Long-term finance lease liabilities	2,912	-
Long-term taxes payable	4,613	4,334
Other long-term liabilities	2,706	2,700
Total long-term liabilities	31,629	25,963
Equity
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	6,532	6,470
Retained earnings	768,606	759,928
Treasury stock	(239,055)	(206,360)
Total REX shareholders’ equity	536,382	560,337
Non-controlling interests	83,254	83,265
Total equity	619,636	643,602
Total liabilities and equity	$693,840	$720,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended April 30,
	2025	2024

Net sales and revenue	$158,340	$161,231
Cost of sales (includes $24,849 and $30,647 with related parties for the three months ended April 30, 2025 and 2024, respectively.)	143,998	146,780

Gross profit	14,342	14,451

Selling, general and administrative expenses	(5,944)	(6,111)
Equity in income of unconsolidated affiliates	1,006	1,718
Interest and other income, net	4,222	5,905

Income before income taxes	13,626	15,963
Provision for income taxes	(2,954)	(3,690)

Net income	10,672	12,273
Net income attributable to non-controlling interests	(1,994)	(2,082)
Net income attributable to REX common shareholders	$8,678	$10,191

Weighted average shares outstanding – basic	16,939	17,546

Basic net income per share attributable to REX common shareholders	$0.51	$0.58

Weighted average shares outstanding – diluted	16,939	17,664

Diluted net income per share attributable to REX common shareholders	$0.51	$0.58

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three Months Ended April 30, 2025 and 2024

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2025	29,853	$299	12,659	$(206,360)	$6,470	$759,928	$83,265	$643,602

Net income						8,678	1,994	10,672

Treasury stock acquired			822	(32,727)				(32,727)

Non-controlling interests distribution and other							(2,005)	(2,005)

Issuance of equity awards and stock-based compensation expense	-	-	(100)	32	62	-	-	94

Balance at April 30, 2025	29,853	$299	13,381	$(239,055)	$6,532	$768,606	$83,254	$619,636

Balance at January 31, 2024	29,853	$299	12,350	$(191,911)	$3,769	$701,761	$73,679	$587,597

Net income						10,191	2,082	12,273

Non-controlling interests distribution and other							(1,829)	(1,829)

Issuance of equity awards and stock-based compensation expense	-	-	-	63	295	-	-	358

Balance at April 30, 2024	29,853	$299	12,350	$(191,848)	$4,064	$711,952	$73,932	$598,399

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income including non-controlling interests	$10,672	$12,273
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,467	4,414
Amortization of operating lease right-of-use assets	1,552	1,478
Income from equity method investments	(1,006)	(1,718)
Interest income from investments	(1,740)	(1,816)
Deferred income tax	1,707	2,479
Stock-based compensation expense	394	716
Changes in assets and liabilities:
Accounts receivable	(6,465)	1,650
Inventories	1,167	(116)
Refundable income taxes	(915)	1,142
Other assets	69	(3,797)
Accounts payable, trade	(8,852)	(12,733)
Long-term taxes payable	279	-
Other liabilities	(3,805)	(6,235)
Net cash used in operating activities	(3,476)	(2,263)
Cash flows from investing activities:
Capital expenditures	(6,900)	(24,832)
Purchase of short-term investments	(41,419)	(84,978)
Maturity of short-term investments	50,000	121,490
Deposits	128	215
Net cash provided by investing activities	1,809	11,895
Cash flows from financing activities:
Treasury stock acquired	(32,670)	-
Payments to non-controlling interests holders	(2,005)	(1,829)
Net cash used in financing activities	(34,675)	(1,829)

Net (decrease) increase in cash and cash equivalents	(36,342)	7,803
Cash and cash equivalents, beginning of period	196,255	223,397
Cash and cash equivalents, end of period	$159,913	$231,200

Non-cash investing activities – Accrued capital expenditures	$2,717	$3,938
Non-cash investing activities – Capital additions transferred from prepaid expense	$76	$-
Non-cash financing activities – Stock awards accrued	$301	$358
Non-cash financing activities – Stock repurchases accrued	$577	$-
Non-cash financing activities – Excise tax on stock repurchases accrued	$261	$-
Prepaid lease payment, prior to lease commencement	$-	$15,600
Operating right-of-use assets acquired and liabilities incurred upon lease execution	$3,007	$-
Finance right-of-use assets acquired and liabilities incurred upon lease execution	$3,381	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025

Note 1. Consolidated Financial Statements

References to the Company – References to “REX” or the “Company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to REX American Resources Corporation, a Delaware corporation, and its majority and wholly owned subsidiaries.

The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2025 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025 (fiscal year 2024). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

Basis of Consolidation – The consolidated financial statements in this report include the operating results and financial position of the Company. All intercompany balances and transactions have been eliminated. The Company consolidates the results of its wholly owned and majority owned subsidiaries. The Company includes the results of operations of One Earth Energy, LLC in its Consolidated Statements of Operations on a delayed basis of one month as One Earth has a fiscal year end of December 31.

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

Note 2. Accounting Policies

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2024 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end.

Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

Use of Estimates

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

Cost of Sales

Cost of sales includes depreciation, costs of raw materials, third-party freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, production labor and related payroll costs, and general facility overhead charges.

Selling, General and Administrative Expenses

The Company includes non-production related costs such as professional fees, selling charges, operating lease expense, and certain payroll in SG&A expenses.

Financial Instruments

Certain of the forward corn and natural gas purchase contracts and ethanol, distillers grains and distillers corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815 because these arrangements are for purchases of corn that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and distillers corn oil in quantities expected to be produced by the Company over a reasonable period of time in the normal course of business.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $1.9 million and $0.1 million and received no refunds during the three months ended April 30, 2025 and 2024, respectively.

As of April 30, 2025, and January 31, 2025, total unrecognized tax benefits were approximately $18.9 million. Accrued penalties and interest were approximately $105,000 and approximately $99,000 at April 30, 2025 and January 31, 2025, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18.8 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down in instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company did not record any inventory write-downs at April 30, 2025. The Company recorded approximately $0.1 million of inventory write-downs in cost of sales at January 31, 2025. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	April 30, 2025	January 31, 2025

Ethanol and other finished goods	$6,936	$4,923
Work in process	5,346	5,185
Corn and other raw materials	18,227	21,568
Total	$30,509	$31,676

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 20 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first three months of fiscal year 2025 or 2024.

The Company tests for recoverability of an asset group by comparing its carrying amount to its estimated undiscounted future cash flows. If the carrying amount exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by which the asset group’s carrying amount exceeds its fair value, if any.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company accounts for investments in a limited liability company in which it has a less than 20% ownership interest using the equity method of accounting when the factors discussed in ASC 323, “Investments-Equity Method and Joint Ventures” are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Investments in businesses that the Company does not control but for which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The Company accounts for its investment in Big River using the equity method of accounting and includes the results on a delayed basis of one month as Big River has a fiscal year end of December 31.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of annual income tax disclosures. This ASU is effective for all entities that are subject to Topic 740 for annual reporting periods beginning after December 15, 2024. Early adoption and retrospective application are permitted, but not required. The Company is currently evaluating the impact of this ASU.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which provides clarity in assessing an entity’s performance and prospects for future cash flows by disclosure of more detailed information about the types of expenses in commonly presented expense captions. This ASU is effective for the company’s fiscal year-ended January 31, 2028. Early adoption is permitted, but not required. The Company is currently evaluating the impact of this ASU.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended April 30,
	2025	2024
Ethanol	$124,397	$119,427
Dried distillers grains	22,286	30,686
Distillers corn oil	9,879	9,805
Modified distillers grains	1,623	1,197
Derivative financial instrument gains	17	-
Other	138	116
Total	$158,340	$161,231
12

Note 4. Leases

Operating Leases

At April 30, 2025, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Three Months Ended April 30,
	2025	2024

Operating lease expense	$2,008	$1,682
Variable lease expense	66	54
Total lease expense	$2,074	$1,736

Total cash paid for amounts included in the measurement of lease liabilities was $2.2 millions and $1.6 million in the three months ended April 30, 2025 and 2024, respectively.

The following table is a summary of future minimum rentals on such leases at April 30, 2025 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2026	$5,792
2027	7,706
2028	6,378
2029	3,698
2030	2,036
Thereafter	133
Total	25,743
Less: present value discount	2,931
Operating lease liabilities	$22,812

At April 30, 2025, the weighted average remaining lease term is 3.4 years, and the weighted average discount rate is 6.59% for the outstanding leases.

At January 31, 2025, the weighted average remaining lease term was 3.5 years, and the weighted average discount rate was 6.60% for the outstanding leases.

Finance Leases

At April 30, 2025, the Company had one lease agreement that was classified as a finance lease for an electrical substation facility. Prepayments totaling $15.6 million were made prior to fiscal year 2025, with monthly payments of approximately $39,000 to be made over the term of the lease, which was determined to be 10 years. The lease term for this lease includes the noncancelable period of the lease and any periods for which only the Company has the option to cancel but is reasonably expected to continue the lease. Based on this, the lease term was determined to be 10 years. Control of the facility’s output was transferred to the Company just before the end of the first quarter of 2025, with monthly payments commencing in the second quarter of 2025. As such, no significant expense has been incurred to-date as the first full month in service is not until the following quarter.

The weighted average remaining lease term for the finance lease is 10.0 years as of April 30, 2025. A discount rate of 6.9% was deemed appropriate as an incremental borrowing rate for a 10 year term.

The following table is a summary of future minimum rentals on such leases at April 30, 2025 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2026	$391
2027	469
2028	469
2029	469
2030	469
Thereafter	2,423
Total	4,690
Less: present value discount	1,309
Operating lease liabilities	$3,381

Note 5. Fair Value

The Company applies ASC 820, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. This accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2025 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Forward purchase contracts asset (1)	$-	$840	$-	$840
Commodity futures asset (2)	669	-	-	669
Total assets	$669	$840	$-	$1,509

Forward purchase contracts liability (3)	$-	$1,105	$-	$1,105

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2025 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Forward purchase contracts asset (1)	$-	$1,253	$-	$1,253
Commodity futures (2)	(1,291)	-	-	(1,291)
Total assets	$(1,291)	$1,253	$-	$(38)

Forward purchase contracts liability (3)	$-	$378	$-	$378

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(2)	The commodity futures assets and liabilities are netted with cash collateral due from broker and included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(3)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.
15

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2025	January 31, 2025

Land and improvements	$34,112	$34,112
Buildings and improvements	24,218	24,026
Machinery, equipment, and fixtures	319,568	318,399
Construction in progress	100,954	94,010
Total property and equipment	478,852	470,547
Less: Accumulated depreciation	(263,247)	(259,864)
Total	$215,605	$210,683

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	April 30, 2025	January 31, 2025

Prepaid utility lease	$-	$15,600
Other	1,081	1,121
Total	$1,081	$16,721

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2025	January 31, 2025

Accrued payroll and related items	$4,089	$8,961
Accrued utility charges	2,772	3,085
Accrued transportation related items	707	555
Accrued real estate taxes	1,918	1,746
Forward purchase contracts	1,105	378
Other	3,801	1,635
Total	$14,392	$16,360
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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	April 30, 2025	January 31, 2025	April 30, 2025	January 31, 2025

Forward purchase contracts (1)	$840	$1,253	$1,105	$378

Cash collateral balance (3)	$534	$2,523	$-	$-
Commodity futures (2)	669	(1,291)	-	-
Net position with broker	$1,203	$1,232	$-	$-

Total	$2,043	$2,485	$1,105	$378

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 8.1 million and 16.8 million bushels of corn at April 30, 2025 and January 31, 2025, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 9.5 million and 7.6 million bushels of corn at April 30, 2025 and January 31, 2025, respectively.

(2)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long-buy positions for approximately 6.0 million and 0.4 million bushels of corn, respectively at April 30, 2025. These contracts included short/sell positions and long/buy positions for approximately 6.3 million and 575,000 bushels of corn, respectively, at January 31, 2025. These contracts also included short/sell positions for approximately 4.2 million gallons of ethanol at both April 30, 2025 and January 31, 2025.
17

(3)	As of April 30, 2025 and January 31, 2025, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of April 30, 2025 and January 31, 2025, the Company recorded this collateral balance within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

See Note 5 which contains fair value information related to derivative financial instruments.

The following table provides information about gains recognized in income on the Company’s derivative financial instruments and the line items on the accompanying Consolidated Statements of Operations in which the fair values are reflected for the three months ended April 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended April 30,
	2025	2024

Net sales	$17	$-

Cost of sales	$1,968	$64

Note 10. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at April 30, 2025 and January 31, 2025 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	April 30, 2025	January 31, 2025

Big River	10.3%	$36,806	$35,800

Undistributed earnings of the Company’s equity method investee totaled approximately $16.8 million and approximately $15.8 million at April 30, 2025 and January 31, 2025, respectively. The Company did not receive dividends from its equity method investee in the first quarter of fiscal year 2025 or 2024.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2025	2024

Net sales and revenue	$272,303	$272,986
Gross profit	$14,250	$18,262
Depreciation expense	$3,862	$6,546
Net income	$11,736	$19,162
Net income attributable to members	$9,675	$16,659

Short-term Investments

At April 30, 2025, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $156.0 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.3%. Unrecognized holding losses at April 30, 2025 were approximately $94,000.

At January 31, 2025, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $162.8 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.4%. Unrecognized holding losses at January 31, 2025 were approximately $19,000.

11. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vested based on the Company’s TSR compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period (see below). The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At April 30, 2025, 1,065,809 shares remain available for issuance under the Plan.

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

Based on retirement eligibility provisions, a portion of restricted stock grants are expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At April 30, 2025, 20,046 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $465,000, to be recognized over a weighted average vesting term of 1.8 years.

The following tables summarize legally non-vested restricted stock award activity for the periods presented:

	Three Months Ended April 30, 2025

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2025	162,392	$6,190	2
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2025	162,392	$6,190	1

	Three Months Ended April 30, 2024

	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-Vested at January 31, 2024	162,855	$5,369	2
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-Vested at April 30, 2024	162,855	$5,369	2

Restricted Stock Units

In May 2022, the Company issued a total of 67,500 RSUs to certain officers with a performance period that ended on December 31, 2024. The number of RSUs eligible to vest ranged from zero percent to two-hundred percent and was determined based on how the Company’s TSR compared to the TSR of companies that comprised the Russell 2000 Index during the performance period ending December 31, 2024. The calculated payout of the units that vested was 148%, or 99,900 shares, and the shares were issued on February 26, 2025.

The Company did not recognize any compensation cost related to RSUs in the three-month period ended April 30, 2025. The Company recognized compensation cost related to RSUs of approximately $0.3 million in the three-month period ended April 30, 2024.

For the three-month period ended April 30, 2024, we calculated the diluted weighted average shares as follows (amounts in thousands):

Three Months Ended April 30, 2024
Weighted average shares – basic	17,546
Dilutive effect of RSUs	118
Weighted average shares – diluted	17,664

Note 12. Income Taxes

The Company’s income tax provision was approximately $3.0 million and $3.7 million for the three months ended April 30, 2025 and 2024, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, for the three-month periods ended April 30, 2025 and 2024, is as follows (amounts in thousands):

	Three Months Ended April 30,
	2025	2024

Unrecognized tax benefits, beginning of period	$18,978	$18,965
Changes for prior years’ tax positions	7	7
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$18,985	$18,972

At April 30, 2025 and January 31, 2025 the unrecognized tax benefits were included within the following lines on the accompanying Consolidated Balance Sheets (amounts in thousands):

	April 30, 2025	January 31, 2025

Refundable income taxes	$2,002	$2,002
Deferred taxes	11,759	12,037
Long-term taxes payable	4,613	4,334
Other long-term liabilities	611	605

Unrecognized tax benefits, end of period	$18,985	$18,978

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsel’s evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. There were no material liabilities recorded for legal actions at April 30, 2025 and January 31, 2025, as the Company did not believe that there was a probable and reasonably estimable significant loss associated with any legal contingencies.

At April 30, 2025, One Earth and NuGen had combined forward purchase contracts for approximately 17.6 million bushels of corn, the principal raw material for their ethanol plants, and they had combined forward purchase contracts for approximately 0.8 million MmBtu (million British thermal unit) of natural gas.

At April 30, 2025, One Earth and NuGen had combined sales commitments for approximately 51.4 million gallons of ethanol, approximately 89,500 tons of distillers grains and approximately 7.9 million pounds of distillers corn oil.

One Earth has entered into a 10-year agreement in 2009 with an unrelated party for the use of a portion of that party’s natural gas pipeline. A new 15-year agreement, with monthly payments of $29,250 was effective February 1, 2019. One Earth paid approximately $88,000 in both of the three month periods ended April 30, 2025 and 2024 pursuant to the agreement.

At April 30, 2025, One Earth had signed non-cancelable contracts for capital projects with approximately $24.6 million remaining in future payments.

Note 14. Related-Party Transactions

During the first quarters of fiscal year 2025 and 2024, One Earth and NuGen purchased approximately $24.8 million and $30.6 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. The Company had amounts payable to related parties of approximately $2.2 million and $1.4 million at April 30, 2025 and January 31, 2025, respectively.

Note 15. Segment Reporting

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

In applying the criteria set forth in ASC 280, the Company determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plants are aggregated into one reporting segment, each of which is reviewed in the same manner by the chief operating decision maker. Aggregation into one reporting segment is appropriate based upon the similarity of economic characteristics of the operating segments, including the markets for identical revenue sources and the primary input, corn. The plants in all locations operate in a similar manner to produce ethanol and by-products. The types of customers and how the products are distributed to the customers are similar across each operating entity, consisting of a combination of rail and truck shipments. Finally, the regulatory environment is largely impacted by guidance from the federal level, impacting each operating segment the same.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables set forth certain financial data for the Company’s reportable segment for the three-month periods ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,
	2025	2024
Net sales and revenue
Ethanol and by-products	$430,643	$434,217
Reconciling Item: Equity method ethanol investment	(272,303)	(272,986)
Total consolidated net sales and revenue	$158,340	$161,231

Cost of sales
Ethanol and by-products:
Cost of corn	$280,365	$292,680
Other cost of sales (1)	121,686	108,824
Reconciling Item: Equity method ethanol investment	(258,053)	(254,724)
Total cost of sales	$143,998	$146,780

Gross profit
Ethanol and by-products	$28,592	$32,713
Reconciling Item: Equity method ethanol investment	(14,250)	(18,262)
Total consolidated gross profit	$14,342	$14,451

Depreciation and amortization expense
Ethanol and by-products	$10,239	$14,556
Reconciling Item: Equity method ethanol investment	(5,220)	(8,664)
Total consolidated depreciation and amortization expense	$5,019	$5,892

Income before taxes
Ethanol and by-products	$25,362	$35,125
Reconciling Item: Equity method ethanol investment	(11,736)	(19,162)
Total consolidated income before income taxes	13,626	15,963
Provision for income taxes	(2,954)	(3,690)
Total consolidated net income	$10,672	$12,273

(1)	Expenses within “Other cost of sales” consist primarily of depreciation, other raw materials, third-party freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, production labor and related payroll costs, and general facility overhead charges.
24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At April 30, 2025, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at April 30, 2025:

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

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the developmental stage of a carbon sequestration project near the One Earth ethanol plant. In October 2022, we applied for a Class VI injection well permit for three wells with the EPA, and we continue to provide information to the EPA upon request during the technical review of our application. We currently expect the EPA to prepare a draft permit by November 2025 and make a final permit decision by April 2026, according to the EPA’s Class VI Permit Tracker Dashboard on their website. We also need to obtain a county special-use zoning permit for the sequestration site. We have completed the construction of the capture and compression facility to capture, dehydrate, and compress carbon dioxide from the One Earth ethanol plant to a state suitable for sequestration. Testing has not yet been completed and we cannot begin construction of the pipeline or sequestration well until further permits and approvals are received.

We have secured land easements from all necessary landowners to allow the construction of a pipeline on their land to the first two injection wells. We also have landowner subsurface easements for the first injection well with the capacity to allow for carbon sequestration for our One Earth plant for 15 years. The Illinois General Assembly passed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act (Senate Bill 1289), which was signed by the Governor in July 2024. The new legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the new legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2  pipelines until the earlier of the date federal CO2  pipeline safety standards are finalized by the federal PHMSA or, subject to certain other conditions, July 1, 2026.

Although we have made meaningful progress and significant investments in the carbon sequestration project at One Earth, we continue to work with the various government agencies involved to obtain all required permits and approvals, with no assurance of the ultimate success or timing of the project. Also see the discussion under “Trends and Uncertainties” of certain recently proposed legislation that, if enacted, could impact our carbon sequestration project.

We also intend to concurrently expand the One Earth ethanol plant. We received a construction permit from the EPA to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, we intend to apply for another permit to increase production to 200 million gallons per year.

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

We currently budget capital expenditures for both projects to be approximately $220 million to $230 million, subject to further refinement as we move forward. We plan to pay for all expenditures from available cash. As of April 30, 2025, we had spent $56.3 million since inception and were contractually committed to spend an additional $0.9 million toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q, based on tons of carbon sequestered, and section 45Z, based on gallons of ethanol produced, as outlined in the IRA. However, 45Z credits are only available for calendar years 2025 – 2027 and the regulations have not yet been finalized by the U.S. Department of the Treasury. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. As of April 30, 2025, we had spent $66.4 million since inception and were contractually committed to spend an additional $8.3 million toward plant capacity expansion and ongoing efforts to reduce our CI scoring.

In May 2023, NuGen, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the carbon dioxide output of its ethanol production facility for sequestration, as well as reduce its net carbon emissions. In March 2025, South Dakota signed a bill into law that bans the use of eminent domain in connection with carbon dioxide pipelines. This act could make the sequestration project for the NuGen facility more difficult to complete.

We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Refined Coal

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applied two separate chemicals to convert feedstock coal into refined coal, which was sold to the end user of the refined coal. The refined coal operating results were subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the IRC. We ceased operating the facility on November 18, 2021 and subsequently sold the facility. The approximately $58.2 million of federal production tax credits received through the ownership of this facility remain under IRS audit.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2025, we did not change any of our critical accounting policies as disclosed in our 2024 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2025.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date. For example, “fiscal year 2025” means the period February 1, 2025 to January 31, 2026. The Company includes the results of operations of One Earth in its Consolidated Statements of Operations on a delayed basis of one month as One Earth has a fiscal year end of December 31.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II, established in October 2010, has been an important factor in the growth of ethanol usage in the United States. In recent years, there has been much uncertainty in the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes less than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA has not granted any small refinery waivers for 2019-2022. There remain multiple ongoing legal challenges on how the EPA has handled the small refinery waivers. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit vacated many of the EPA’s 2022 SRE denials. The EPA had denied 105 SREs in 2022. As a result of this Court ruling, the EPA voluntarily moved to rescind the agency’s 2023 denial of 26 SREs. During the previous Trump administration, the EPA granted more SREs than under other administrations. These and additional SREs could lead to decreased RIN values and ethanol pricing. As of May 2025, there were 169 SRE petitions pending.

The EPA has issued Renewable Fuel Standard volume obligations for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. The EPA was required to propose RVOs for 2026 by November 2024, but that deadline was missed. The EPA delivered the proposed 2026 RVOs to the White House Office of Management and Budget on May 14, 2025, which is the final step before being released to the public for comments.

The EPA has issued emergency waivers for the sale of E-15 gasoline for the 2025 summer months. This is the fourth consecutive year for these emergency waivers. The EPA has not granted E-15 the same Reid vapor pressure waiver as E-10, so absent the emergency waivers, E-15 may not be sold in most states from June 1 to September 15.

The IRA may impact our business by creating a new Clean Fuel Production Credit, section 45Z, available for years 2025 to 2027. The Clean Fuel Production Credit is established at approximately $0.02 per ethanol gallon per CI point reduction below a 50 CI score threshold. The Act also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q. Taxpayers may elect to be treated as making a payment against tax for 100% of the value of the 45Q credit (“direct pay”) for the first five years, starting with the year a qualifying carbon sequestration facility is placed in service, but not beyond December 31, 2032. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. Other potential impacts include (a) extending the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (b) creating a new tax credit for synthetic aviation fuel; (c) funding biofuel refueling infrastructure which could impact the availability of higher level ethanol blended fuel; and (d) provision for production and purchase credits for electric vehicles, which could impact the amount of internal combustion engines on the road over time, and ultimately reduce the demand for gasoline, diesel fuels and ethanol.

The U.S. Congress is considering a budget and policy bill which, as initially passed by the House of Representatives, includes proposed amendments to the Inflation and Reduction Act. While there is no certainty at this time as to what will be included in any final legislation that actually becomes law, we are closely monitoring any changes to sections 45Q and 45Z of the Internal Revenue Code that could impact the economics of our carbon capture and sequestration project.

In January 2025, the USDA released an interim rule on 45Z tax credits titled “Technical Guidelines for Climate-Smart Agriculture Crops Used as Biofuel Feedstocks”, or “CSA rule”. The rule helps to connect CSA practices used in the production of feedstock crops with reductions in the carbon footprint of the biofuels industries, laying out how practices that reduce greenhouse gas emissions or sequester carbon will be scored, on a county-by-county basis. These practices include no-till planting, cover crops and nitrogen inhibitors, which may be measured individually, rather than requiring bundling of practices. The interim rule is subject to a 60-day comment period with final resolution to be determined by the Trump administration.

Illinois Senate Bill 3968 was introduced during the 2024 legislative session and assigned to the Senate Executive Committee. The bill proposed banning carbon sequestration projects located over, under, or through a sole-source aquifer, including the three adjacent watersheds that make up the Mahomet Sole Source Aquifer Project Review Area, a designation established by the EPA in March 2015. However, SB 3968 did not advance and was not enacted during that session. In the 2025 legislative session, Senate Bill 1723 was introduced with an amendment that defined the term “sole-source aquifer” to specifically refer to the Mahomet Sole Source Aquifer Area, as defined by the EPA. Under this definition, SB 1723 would prohibit carbon sequestration activities over, under, or through the aquifer as defined in the bill. The Illinois Senate passed SB 1723 on April 10, 2025 and on May 20, 2025, the Illinois House of Representatives approved the bill. The legislation now awaits the Governor’s consideration and potential signature into law. The first proposed injection well for our carbon sequestration project is located in the northern portion of the Sangamon River near Fisher Upstream Area watershed, and it lies outside the mapped boundary of the Mahomet Sole Source Aquifer as defined in SB 1723, approximately five miles north of the Sangamon River and about six miles beyond the aquifer’s mapped boundary. The second and third proposed injection well sites are also located outside the areas designated as part of the Mahomet Sole Source Aquifer Project Review Area. The Company continues to closely monitor the progress of SB 1723 and is actively evaluating any potential implications it may have for the development and permitting of our carbon sequestration project.

Additionally, see “One Earth Energy, LLC Carbon Sequestration and Plant Expansion” above for a discussion of certain other uncertainties associated with our Illinois carbon sequestration and plant expansion projects.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date and subsequently sold the facility. The approximately $58.2 million of federal production tax credits received through ownership of this facility remain under IRS audit.

The United States exported an estimated 1.9 billion gallons of ethanol in 2024, up from approximately 1.4 and 1.3 billion gallons in 2023 and 2022, respectively. In 2024 and 2023, an estimated 12.2 and 10.8 million metric tons, respectively, of distillers grains were exported from the United States, which represented approximately 37% and 34% in 2024 and 2023, respectively, of U.S production. There has been much discussion around proposed and recently enacted tariffs by the United States and counter-tariffs and other trade restriction involving countries which have been large purchasers from our industry in the United States which could affect future demand for these products.

The trends and uncertainties mentioned above could impact our future operating results in both positive and negative ways.

Comparison of Three Months Ended April 30, 2025 and 2024

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended April 30,
	2025	2024

Net sales and revenue	$158,340	$161,231
Cost of sales	143,998	146,780
Gross profit	$14,342	$14,451
Income before income taxes	$13,626	$15,963

Provision for income taxes	$(2,954)	$(3,690)

Net income attributable to REX common shareholders	$8,678	$10,191
30

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended April 30,
	2025	2024

Ethanol	$124,397	$119,427
Dried distillers grains	22,286	30,686
Distillers corn oil	9,879	9,805
Modified distillers grains	1,623	1,197
Derivative financial instruments gains	17	-
Other	138	116
Total	$158,340	$161,231

The following table summarizes selected operating data:

	Three Months Ended April 30,
	2025	2024

Average selling price per gallon of ethanol (net of hedging)	$1.76	$1.60
Gallons of ethanol sold (in millions)	70.9	74.5
Average selling price per ton of dried distillers grains	$145.65	$187.64
Tons of dried distillers grains sold	153,010	163,533
Average selling price per pound of distillers corn oil	$0.46	$0.47
Pounds of distillers corn oil sold (in millions)	21.4	21.0
Average selling price per ton of modified distillers grains	$73.44	$82.52
Tons of modified distillers grains sold	22,094	14,510

Net sales and revenue in the quarter ended April 30, 2025 decreased 2% compared to the prior year first quarter.

Ethanol revenue increased 4% in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 as the selling price per gallon sold increased 10% during the first quarter of fiscal year 2025 compared to the prior year comparable period, partially offset by a 5% decrease in gallons of ethanol sold, impacted by lower production levels. The ethanol pricing increase was primarily driven by overall market supply and demand.

Dried distillers grains revenue decreased 27% in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 as the average price per ton sold decreased 22%, coupled with a 6% decrease in tons sold. The decrease in the dried distillers grains selling price is consistent with recent quarters and reflects an extended period of lower corn pricing as dried distillers grains prices often correlate with corn pricing. The decrease in tons sold was partially offset by an increase in tons of modified distillers grains sold, but also impacted by lower production levels. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Distillers corn oil revenue increased approximately 1% in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 as the amount of pounds sold increased 2%, offset by a 2% decrease in the average price per pound. The decrease in the distillers corn oil selling price resulted primarily from fluctuations in demand in the renewable biodiesel market which often reflects the price of soybean oil.

Modified distillers grains revenue increased 36% in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 as the amount of pounds sold increased by 52%, offset partially by a decrease in the average selling price per ton sold of 11%. The decrease in the modified distillers grains selling price resulted primarily from an extended period of lower corn prices as prices tend to move in the same direction. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Cost of sales decreased 2% in the quarter ended April 30, 2025, compared to the prior year first quarter. Corn accounted for approximately 74% ($106.3 million) of our cost of sales during the first quarter of fiscal year 2025 compared to approximately 75% ($110.6 million) during the first quarter of fiscal year 2024. Natural gas accounted for approximately 6% ($8.1 million) of our cost of sales during the first quarter of fiscal year 2025 and 5% ($7.1 million) in the first quarter of fiscal year 2024.

As a result of the foregoing, gross profit for the first quarter of fiscal year 2025 decreased approximately $0.1 million compared to the prior year first quarter.

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

SG&A expenses were approximately $5.9 million for the first quarter of fiscal year 2025, compared to approximately $6.1 million of expenses for the first quarter of fiscal year 2024. The decreases compared to the prior year first quarter are due primarily to a decrease in performance bonus expense of $0.2 million and a decrease in stock compensation expense of $0.3 million subsequent to the completion of the restricted stock units performance period on December 31, 2024. These decreases were partially offset by an increase in rail car lease expense due to higher rates realized upon lease renewals.

During the first quarter of fiscal year 2025, we recognized income from our equity investment in Big River of approximately $1.0 million compared to income of approximately $1.7 million for the first quarter of fiscal year 2024. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 39.2 million gallons of ethanol shipped in the trailing twelve months ended April 30, 2025. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $4.2 million for the first quarter of fiscal year 2025 versus approximately $5.9 million for the first quarter of fiscal year 2024. The decrease is primarily related to decreased interest income of $1.3 million in the current year based upon lower balances and yields on our excess cash and short-term investments in fiscal year 2025, compared to 2024. One of our consolidated ethanol plants recognized $0.5 million less in patronage income from an investment in a cooperative in the first quarter of 2025 ($0.7 million) compared to the first quarter of 2024 ($1.2 million). We do not expect patronage income from this investment in a cooperative to be significant in future periods.

As a result of the foregoing, income before income taxes was approximately $13.6 million and $16.0 million for the first quarters of fiscal year 2025 and 2024, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $3.0 million and $3.7 million for the three months ended April 30, 2025 and 2024, respectively.

As a result of the foregoing, net income was approximately $10.7 million for the first quarter of fiscal year 2025 compared to approximately $12.3 million for the first quarter of fiscal year 2024.

Net income attributable to non-controlling interests was approximately $2.0 million for the first quarter of fiscal year 2025 and $2.1 million for the first quarter of 2024. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2025 was approximately $8.7 million, compared to net income attributable to REX common shareholders of approximately $10.2 million for the first quarter of fiscal year 2024.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $3.5 million for the first quarter of fiscal year 2025, compared to net cash used in operating activities of approximately $2.3 million for the first quarter of fiscal year 2024. For the first quarter of fiscal year 2025, cash was provided by net income of approximately $10.7 million, adjusted upward for non-cash items of approximately $4.4 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, and stock-based compensation expense. An increase in the balance of accounts receivable used cash of approximately $6.5 million, primarily as a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories decreased over the first quarter of fiscal year 2025, providing cash of approximately $1.2 million. A decrease in the balance of other assets of approximately $0.1 million primarily related to decreases in prepaid insurance as well as by changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value, offset by increases in spare parts inventory and other prepaid balances. An increase in the balance of refundable income taxes of approximately $0.9 million primarily relates to the accrual of the federal taxes currently payable being less than estimated federal tax payments made to date. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $8.9 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $3.8 million, which was primarily caused by a decrease in accrued payroll which used cash of approximately $5.2 million, due to the timing of annual bonus payments. Additionally, a decrease in the lease liability used cash of $1.5 million based on payments made during the quarter. These decreases are partially offset by an increase in other current liabilities of $3.0 million.

Net cash used in operating activities was approximately $2.3 million for the first quarter of fiscal year 2024. For the first quarter of fiscal year 2024, cash was provided by net income of approximately $12.3 million, adjusted upward for non-cash items of approximately $5.6 million, which consisted of depreciation, amortization of operating lease right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, and stock-based compensation expense. A decrease in the balance of accounts receivable provided cash of approximately $1.7 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories were nearly flat over the first three months of fiscal year 2024. An increase in the balance of other assets of approximately $3.8 million primarily related to prepayments on certain executed lease agreements, offset by changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value. A decrease in the balance of refundable income taxes of approximately $1.1 million primarily relates to the accrual of the federal taxes currently payable for first quarter of 2024. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $12.7 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $6.2 million, which was primarily caused by a decrease in accrued payroll of approximately $5.4 million following the payment of fiscal year 2023 bonuses.

At April 30, 2025, working capital was approximately $356.2 million, compared to $385.4 million at January 31, 2025. The ratio of current assets to current liabilities was 9.4 to 1 at April 30, 2025 and 8.6 to 1 at January 31, 2025.

Cash of approximately $1.8 million was provided by investing activities for the first quarter of fiscal year 2025, compared to cash provided by investing activities of approximately $11.9 million during the first quarter of fiscal year 2024. During the first quarter of fiscal year 2025, the Company had capital expenditures of approximately $6.9 million, primarily for various capital projects at our consolidated ethanol plants, including $5.1 million for expansion and CI scoring reduction projects at the One Earth facility and $0.7 million for the carbon sequestration project. During the first quarter of fiscal year 2025, we purchased short-term U.S. Treasury Bills of approximately $41.4 million, while U.S. Treasury Bills of approximately $50.0 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on the investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $11.9 million was provided by investing activities for the first quarter of fiscal year 2024. During the first quarter of fiscal year 2024, we had capital expenditures of approximately $24.8 million, primarily for various capital projects at our consolidated ethanol plants, including $10.1 million for expansion and CI scoring reduction projects at the One Earth facility and $11.0 million for the carbon sequestration project. During the first quarter of fiscal year 2024, we purchased U.S. Treasury Bills of approximately $85.0 million. During the first quarter of fiscal year 2024 U.S. Treasury Bills of approximately $121.5 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments.

Cash of approximately $32.7 million was used in financing activities in the first quarter of fiscal year 2025 for the repurchase of the Company’s stock. There were no repurchases of Company stock in the first quarter of 2024. Additionally, $2.0 million was used in the first quarter of fiscal year 2025 for payments to non-controlling interests holders, compared to approximately $1.8 million for the first quarter of fiscal year 2024.

We are investigating various uses for our excess cash and short-term investments. We expect total capital expenditures related to the construction at the One Earth facilities to approximate $220 million to $230 million, inclusive of the carbon sequestration project and plant capacity expansion and ongoing efforts to reduce CI scoring, which we currently plan to pay from our available cash. This estimate is subject to further refinement as the project progresses. As of April 30, 2025, we had spent $56.3 million since inception and were contractually committed to spend an additional $0.9 million toward the carbon sequestration project. As of April 30, 2025, we had spent $66.4 million since inception and were contractually committed to spend an additional $8.3 million toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $60 million to $80 million during the remainder of fiscal year 2025.

We have a stock buyback program with 1,181,963 shares remaining authorized at April 30, 2025. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We continue to seek investment opportunities, including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures, we believe meet our investment criteria.

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, distillers corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, success in permitting and developing the planned carbon sequestration facility near the One Earth Energy ethanol plant, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations, the impact of U.S. foreign trade policy and tariffs, changes in foreign currency exchange rates, the effects of terrorism or acts of war and the effect of pandemics on the Company’s business operations, including impacts on supplies, demand, personnel and other factors. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (File No. 001-09097).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following April 30, 2025 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	295,000	Gallons	$51,422
Corn	102,100	Bushels	$42,626
Distillers Grains	718	Tons	$8,588
Distillers Corn Oil	85,000	Pounds	$3,934
Natural Gas	7,400	MmBtu	$2,329

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s repurchase of its common stock during the period covered by this report:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2025	281,709	$42.56	281,709	222,510
March 1-31, 2025	41,307	38.61	41,307	1,681,203
April 1-30, 2025	499,240	38.34	499,240	1,181,963

Total	822,256	$39.80	822,256	1,181,963

(1)	On January 31, 2025, 504,219 shares remained under a prior authorization by the Board of Directors on August 31, 2021. On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 1,500,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. At April 30, 2025, a total of 1,181,963 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed with this report:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	June 4, 2025

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President, Finance and Treasurer (Chief Financial Officer)	June 4, 2025
39