Form 10-Q
period 2025-07-31
REX AMERICAN RESOURCES Corp
filed 2025-09-02
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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

Yes ☐ No ☒

At the close of business on August 29, 2025, the registrant had 16,528,787 shares of Common Stock, par value $.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Commonly Used Defined Terms

Corporate Structure:
REX/the Company	REX American Resources Corporation, and its majority and wholly owned subsidiaries
NuGen	NuGen Energy, LLC – REX owns 99.7%
One Earth	One Earth Energy, LLC and subsidiaries – REX owns 76.1%
Big River	Big River, LLC, and subsidiaries – REX owns 10.3%

Industry Terms:
CI	Carbon Intensity
CO2	Carbon dioxide
E-10	Gasoline blended with up to 10% ethanol by volume
E-15	Gasoline blended with up to 15% ethanol by volume
EPA	United States Environmental Protection Agency
FEOC	Foreign Entity of Concern
GHG	Greenhouse Gas
IRA	Inflation Reduction Act
IRC	Internal Revenue Code of 1986, as amended
IRC Section 41	Internal Revenue Code § 41 - Credit for Increasing Research Activities
IRC Section 45/Section 45	Internal Revenue Code § 45 - Electricity Produced from Certain Renewable Resources, etc.
IRS	Internal Revenue Service
OBBBA	One Big Beautiful Bill Act
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuel Standard II
RIN(s)	Renewable Identification Number(s)
RVOs	Renewable Volume Obligations
Section 45Q/45Q	Section 45Q of the Internal Revenue Code
Section 45Z/45Z	Section 45Z of the Internal Revenue Code
SB	Illinois Senate Bill
SAF	Sustainable Aviation Fuel
SRE(s)	Small Refinery Exemption(s)
USDA	United States Department of Agriculture
USMCA	United States-Mexico-Canada Agreement

Accounting and General Business Terms:
ASC	Accounting Standards Codification
ASC 280	ASC 280, “Segment Reporting”
ASC 815	ASC 815, “Derivatives and Hedging”
ASC 820	ASC 820, “Fair Value Measurements and Disclosures”
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
SG&A	Selling, general, and administrative
TSR	Total shareholder return
3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$240,962	$196,255
Short-term investments	69,490	162,820
Accounts receivable	24,828	21,511
Inventory	31,632	31,676
Refundable income taxes	8,466	6,445
Prepaid expenses and other	15,138	17,112
Total current assets	390,516	435,819
Property and equipment, net	232,412	210,683
Operating lease right-of-use assets	20,956	20,985
Finance lease right-of-use assets	18,507	-
Other assets	3,014	16,721
Equity method investment	35,191	35,800
Total assets	$700,596	$720,008

Liabilities and equity
Current liabilities:
Accounts payable – trade (includes $1.8 million and $1.4 million with related parties at July 31, 2025 and January 31, 2025, respectively)	$17,595	$28,337
Current operating lease liabilities	6,767	5,746
Current finance lease liabilities	469	-
Accrued expenses and other current liabilities	12,254	16,360
Total current liabilities	37,085	50,443
Long-term liabilities:
Deferred taxes	7,855	3,562
Long-term operating lease liabilities	14,490	15,367
Long-term finance lease liabilities	2,853	-
Long-term taxes payable	4,560	4,334
Other long-term liabilities	2,763	2,700
Total long-term liabilities	32,521	25,963
Equity
REX shareholders’ equity:
Common stock	299	299
Paid-in capital	8,037	6,470
Retained earnings	775,717	759,928
Treasury stock	(238,287)	(206,360)
Total REX shareholders’ equity	545,766	560,337
Noncontrolling interests	85,224	83,265
Total equity	630,990	643,602
Total liabilities and equity	$700,596	$720,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Net sales and revenue	$158,563	$148,155	$316,903	$309,386
Cost of sales (includes $29,004 and $28,340 with related parties for the three months ended July 31, 2025 and 2024, respectively, and $53,853 and $58,987 with related parties for the six months ended July 31, 2025 and 2024, respectively.)	144,244	128,382	288,242	275,162

Gross profit	14,319	19,773	28,661	34,224

Selling, general and administrative expenses	(6,201)	(6,440)	(12,145)	(12,551)
Equity in income of unconsolidated affiliates	891	1,747	1,897	3,465
Interest and other income, net	3,088	4,416	7,310	10,321

Income before income taxes	12,097	19,496	25,723	35,459
Provision for income taxes	(2,769)	(4,489)	(5,723)	(8,179)

Net income	9,328	15,007	20,000	27,280
Net income attributable to noncontrolling interests	(2,217)	(2,629)	(4,211)	(4,711)
Net income attributable to REX common shareholders	$7,111	$12,378	$15,789	$22,569

Weighted average shares outstanding – basic	16,505	17,548	16,694	17,528

Basic net income per share attributable to REX common shareholders	$0.43	$0.71	$0.95	$1.29

Weighted average shares outstanding – diluted	16,505	17,671	16,694	17,648

Diluted net income per share attributable to REX common shareholders	$0.43	$0.70	$0.95	$1.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Six Months Ended July 31, 2025 and 2024

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2025	29,853	$299	12,659	$(206,360)	$6,470	$759,928	$83,265	$643,602

Net income						8,678	1,994	10,672

Treasury stock acquired			822	(32,727)				(32,727)

Noncontrolling interests distribution and other							(2,005)	(2,005)

Issuance of equity awards and stock-based compensation expense	-	-	(100)	32	62	-	-	94

Balance at April 30, 2025	29,853	299	13,381	(239,055)	6,532	768,606	83,254	619,636

Net income						7,111	2,217	9,328

Treasury stock acquired			4	(132)				(132)

Noncontrolling interests distribution and other							(247)	(247)

Issuance of equity awards and stock-based compensation expense	-	-	(60)	900	1,505	-	-	2,405

Balance at July 31, 2025	29,853	$299	13,325	$(238,287)	$8,037	$775,717	$85,224	$630,990

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares
	Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2024	29,853	$299	12,350	$(191,911)	$3,769	$701,761	$73,679	$587,597

Net income						10,191	2,082	12,273

Noncontrolling interests distribution and other							(1,829)	(1,829)

Issuance of equity awards and stock-based compensation expense	-	-	-	63	295	-	-	358

Balance at April 30, 2024	29,853	299	12,350	(191,848)	4,064	711,952	73,932	598,399

Net income						12,378	2,629	15,007

Noncontrolling interests distribution and other							(8)	(8)

Issuance of equity awards and stock-based compensation expense	-	-	(64)	891	1,897	-	-	2,788

Balance at July 31, 2024	29,853	$299	12,286	$(190,957)	$5,961	$724,330	$76,553	$616,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income including noncontrolling interests	$20,000	$27,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,101	8,824
Amortization of operating lease right-of-use assets	3,197	3,153
Amortization of finance lease right-of-use assets	475	-
Income from equity method investments	(1,897)	(3,465)
Dividends received from equity method investments	2,506	-
Interest income from investments	(2,999)	(3,292)
Deferred income tax	4,293	5,495
Stock-based compensation expense	1,022	1,772
Loss on disposal of property and equipment – net	172	78
Changes in assets and liabilities:
Accounts receivable	(3,317)	(1,077)
Inventories	44	(2,178)
Refundable income taxes	(2,022)	456
Other assets	(583)	(12,344)
Accounts payable, trade	(9,896)	(14,009)
Long-term taxes payable	226	-
Other liabilities	(5,514)	(4,985)
Net cash provided by operating activities	12,808	5,708
Cash flows from investing activities:
Capital expenditures	(28,924)	(40,219)
Purchase of short-term investments	(90,671)	(156,125)
Maturity of short-term investments	187,000	229,735
Proceeds from sale of real estate and property and equipment	-	178
Deposits	128	203
Net cash provided by investing activities	67,533	33,772
Cash flows from financing activities:
Treasury stock acquired	(33,382)	-
Payments to noncontrolling interests holders	(2,252)	(1,837)
Net cash used in financing activities	(35,634)	(1,837)

Net increase in cash and cash equivalents	44,707	37,643
Cash and cash equivalents, beginning of period	196,255	223,397
Cash and cash equivalents, end of period	$240,962	$261,040

Non-cash investing activities – Accrued capital expenditures	$694	$4,573
Non-cash investing activities – Capital additions transferred from prepaid expense	$536	$188
Non-cash financing activities – Stock awards accrued	$559	$798
Non-cash financing activities – Stock awards issued	$2,036	$2,172
Non-cash financing activities – Excise tax on stock repurchases accrued	$258	$-
Operating right-of-use assets acquired and liabilities incurred upon lease commencement	$3,007	$3,335
Finance right-of-use assets acquired and liabilities incurred upon lease commencement	$3,381	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2025

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $3.1 million and $2.3 million and received no refunds during the six months ended July 31, 2025 and 2024, respectively.

As of July 31, 2025, and January 31, 2025, total unrecognized tax benefits were approximately $18.9 million. Accrued penalties and interest were approximately $111,000 and approximately $99,000 at July 31, 2025 and January 31, 2025, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18.8 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down in instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company did not record any inventory write-downs at July 31, 2025. The Company recorded approximately $100,000 of inventory write-downs in cost of sales at January 31, 2025. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	July 31, 2025	January 31, 2025

Ethanol and other finished goods	$5,517	$4,923
Work in process	4,815	5,185
Corn and other raw materials	21,300	21,568
Total	$31,632	$31,676

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 40 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first six months of fiscal year 2025 or 2024.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of annual income tax disclosures. This ASU is effective for all entities that are subject to Topic 740 for annual reporting periods beginning after December 15, 2024. Early adoption and retrospective application are permitted, but not required. The Company does not expect the adoption of this ASU to have a material impact on the Consolidated Financial Statements.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Ethanol	$123,312	$116,100	$247,709	$235,527
Dried distillers grains	21,260	21,847	43,546	52,533
Distillers corn oil	12,509	8,578	22,388	18,384
Modified distillers grains	1,251	1,123	2,873	2,320
Derivative financial instruments gains	201	429	218	436
Other	30	78	169	186
Total	$158,563	$148,155	$316,903	$309,386
13

Note 4. Leases

Operating Leases

At July 31, 2025, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations and total cash paid for amounts included in the measurement of lease liabilities are as follows (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Operating lease expense	$2,066	$1,688	$4,074	$3,370
Variable lease expense	38	(59)	104	(5)
Total lease expense	$2,104	$1,629	$4,178	$3,365

Total cash paid in measurement of lease liability	$1,680	$1,583	$3,851	$3,160

The following table is a summary of future minimum rentals on such leases at July 31, 2025 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2026	$3,862
2027	7,706
2028	6,378
2029	3,698
2030	2,036
Thereafter	133
Total	23,813
Less: present value discount	2,556
Operating lease liabilities	$21,257

At July 31, 2025, the weighted average remaining lease term is 3.1 years, and the weighted average discount rate is 6.59% for the outstanding leases.

At January 31, 2025, the weighted average remaining lease term was 3.5 years, and the weighted average discount rate was 6.60% for the outstanding leases.

Finance Lease

At July 31, 2025, the Company had one lease agreement that was classified as a finance lease for an electrical substation facility. Prepayments totaling $15.6 million were made prior to fiscal year 2025, with monthly payments of approximately $39,000 to be made over the term of the lease. The lease term for this lease includes the noncancelable period of the lease and any periods for which only the Company has the option to cancel but is reasonably expected to continue the lease. Based on this, the lease term was determined to be 10 years. Control of the facility’s output was transferred to the Company just before the end of the first quarter of 2025, with monthly lease expense commencing in the second quarter of 2025. For the three- and six-month period ended July 31, 2025, expense related to this lease was approximately $500,000, which includes approximately $60,000 in interest expense.

The weighted average remaining lease term for the finance lease is 9.8 years as of July 31, 2025. A discount rate of 6.9% was deemed appropriate as an incremental borrowing rate for a 10-year term.

The following table is a summary of future minimum rentals on the lease at July 31, 2025 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2026	$274
2027	469
2028	469
2029	469
2030	469
Thereafter	2,423
Total	4,573
Less: present value discount	1,251
Finance lease liabilities	$3,322

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

Financial assets and liabilities measured at fair value on a recurring basis at July 31, 2025 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value
Forward purchase contracts asset (1)	$-	$9	$-	$9
Commodity futures asset (2)	489	-	-	489
Total assets	$489	$9	$-	$498

Forward purchase contracts liability (3)	$-	$1,885	$-	$1,885

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
16

liabilities” on the accompanying Consolidated Balance Sheets.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2025	January 31, 2025

Land and improvements	$34,112	$34,112
Buildings and improvements	25,580	24,026
Machinery, equipment, and fixtures	337,987	318,399
Construction in progress	100,890	94,010
Total property and equipment	498,569	470,547
Less: Accumulated depreciation	(266,157)	(259,864)
Total	$232,412	$210,683

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	July 31, 2025	January 31, 2025

Prepaid utility lease	$-	$15,600
Other	3,014	1,121
Total	$3,014	$16,721

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2025	January 31, 2025

Accrued payroll and related items	$3,129	$8,961
Accrued utility charges	2,507	3,085
Accrued transportation related items	849	555
Accrued real estate taxes	2,272	1,746
Forward purchase contracts	1,885	378
Other	1,612	1,635
Total	$12,254	$16,360
17

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	July 31, 2025	January 31, 2025	July 31, 2025	January 31, 2025

Forward purchase contracts (1)	$9	$1,253	$1,885	$378

Cash collateral balance (2)	$506	$2,523	$-	$-
Commodity futures (3)	489	(1,291)	-	-
Net position with broker	$995	$1,232	$-	$-

Total	$1,004	$2,485	$1,885	$378

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 800,000 bushels and 16.8 million bushels of corn at July 31, 2025 and January 31, 2025, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 14.2 million bushels and 7.6 million bushels of corn at July 31, 2025 and January 31, 2025, respectively.

(2)	As of July 31, 2025 and January 31, 2025, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of July 31, 2025 and January 31, 2025, the Company recorded this collateral balance within “Prepaid
18

expenses and other” on the accompanying Consolidated Balance Sheets.

(3)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long-buy positions for approximately 6.2 million and 500,000 bushels of corn, respectively at July 31, 2025. These contracts included short/sell positions and long/buy positions for approximately 6.3 million and 575,000 bushels of corn, respectively, at January 31, 2025. These contracts also included short/sell positions for approximately 3.8 million gallons and 4.2 million gallons of ethanol at July 31, 2025 and January 31, 2025, respectively.

See Note 5 which contains fair value information related to derivative financial instruments.

The following table provides information about gains (losses) recognized in income on the Company’s derivative financial instruments and the line items on the accompanying Consolidated Statements of Operations in which the fair values are reflected for the three and six months ended July 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Net sales	$201	$429	$218	$436

Cost of sales	$317	$(6,180)	$2,285	$(6,116)

Note 10. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at July 31, 2025 and January 31, 2025 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	July 31, 2025	January 31, 2025

Big River	10.3%	$35,191	$35,800

Undistributed earnings of the Company’s equity method investee totaled approximately $15.2 million and approximately $15.8 million at July 31, 2025 and January 31, 2025, respectively. The Company received dividends from its equity method investee of approximately $2.5 million in the first six months of 2025. The Company did not receive dividends from its equity method investee in the first six months of fiscal year 2024.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Net sales and revenue	$229,876	$260,202	$502,179	$533,188
Gross profit	$13,238	$22,852	$27,488	$41,114
Depreciation expense	$3,907	$6,660	$7,769	$13,206
Net income	$9,320	$20,064	$21,056	$39,226
Net income attributable to members	$6,102	$16,944	$15,777	$33,603

Short-term Investments

At July 31, 2025, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $69.5 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.3%. Unrecognized holding losses at July 31, 2025 were approximately $32,000.

At January 31, 2025, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $162.8 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.4%. Unrecognized holding losses at January 31, 2025 were approximately $19,000.

11. Employee Benefits

The Company maintains the REX 2015 Incentive Plan, approved by its shareholders, which reserves a total of 1,650,000 shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vested based on the Company’s TSR compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period (see below). The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At July 31, 2025, 1,005,881 shares remain available for issuance under the Plan.

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

Based on retirement eligibility provisions, a portion of restricted stock grants are expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At July 31, 2025, 22,276 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $917,000, to be recognized over a weighted average vesting term of 2.3 years.

The following tables summarize legally unvested restricted stock award activity for the periods presented:

	Six Months Ended July 31, 2025

	Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Unvested at January 31, 2025	162,392	$6,190	2
Granted	59,928	2,860
Forfeited	-	-
Vested	82,210	2,946

Unvested at July 31, 2025	140,110	$6,104	2

	Six Months Ended July 31, 2024

	Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Unvested at January 31, 2024	162,855	$5,369	2
Granted	63,407	2,894
Forfeited	-	-
Vested	63,870	2,073

Unvested at July 31, 2024	162,392	$6,190	2
21

Restricted Stock Units

In May 2022, the Company issued a total of 67,500 RSUs to certain officers with a performance period that ended on December 31, 2024. The number of RSUs eligible to vest ranged from zero percent to two-hundred percent and was determined based on how the Company’s TSR compared to the TSR of companies that comprised the Russell 2000 Index during the performance period. The calculated payout of the RSUs that vested was 148%, or 99,900 shares of REX common stock, and the shares were issued on February 26, 2025.

The Company did not recognize any compensation cost related to RSUs in the three- or six-month periods ended July 31, 2025. The Company recognized compensation cost related to RSUs of approximately $0.3 million and $0.5 million in the three- and six-month periods ended July 31, 2024, respectively.

For the three- and six-month periods ended July 31, 2024, we calculated the diluted weighted average shares as follows (amounts in thousands):

	Three Months Ended July 31, 2024	Six Months Ended July 31, 2024
Weighted average shares – basic	17,548	17,528
Dilutive effect of RSUs	123	120
Weighted average shares – diluted	17,671	17,648

Note 12. Income Taxes

The Company’s income tax provision was approximately $2.8 million and $4.5 million for the three months ended July 31, 2025 and 2024, respectively. The Company’s income tax provision was approximately $5.7 million and $8.2 million for the six months ended July 31, 2025 and 2024, respectively.

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

On July 4, 2025, the OBBBA was signed into law. The OBBBA contains various tax reform provisions affecting businesses. While these changes are not expected to have a material impact on our effective tax rate in the current year, we do anticipate that certain tax provisions in the OBBBA, such as the extension of bonus depreciation for assets placed in service after January 19, 2025, to result in current deductions that will lower cash paid for income taxes for 2025. Additionally, the OBBBA made changes to the 45Z and 45Q tax credits that the Company intends to take advantage of in future periods, which could materially impact our effective tax rate. We continue to evaluate the tax and other provisions of the OBBBA and the potential effects on financial position, results of operations, and cash flows.

The Company files a U.S. federal income tax return and various state income tax returns. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2014 and prior. The Company is currently undergoing a federal income tax examination for the years ended January 31, 2015 through January 31, 2022 related to refined coal production tax credits pursuant to IRC Section 45 and research and experimentation credits pursuant to IRC Section 41 claimed during those years. The IRS has given us notice they plan to deny these credits. We plan to vigorously defend these credits.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, for the six-month periods ended July 31, 2025 and 2024, is as follows (amounts in thousands):

	Six Months Ended July 31,
	2025	2024

Unrecognized tax benefits, beginning of period	$18,978	$18,965
Changes for prior years’ tax positions	13	14
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$18,991	$18,979

At July 31, 2025 and January 31, 2025 the unrecognized tax benefits were included within the following lines on the accompanying Consolidated Balance Sheets (amounts in thousands):

	July 31, 2025	January 31, 2025

Refundable income taxes	$2,002	$2,002
Deferred taxes	11,811	12,037
Long-term taxes payable	4,560	4,334
Other long-term liabilities	618	605

Unrecognized tax benefits, end of period	$18,991	$18,978

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsel’s evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. There were no material liabilities recorded for legal actions at July 31, 2025 and January 31, 2025, as the Company did not believe that there was a probable and reasonably estimable significant loss associated with any legal contingencies.

At July 31, 2025, One Earth and NuGen had combined forward purchase contracts for approximately 15.0 million bushels of corn, the principal raw material for their ethanol plants, and they had combined forward purchase contracts for approximately 1.1 million MmBtu (million British thermal unit) of natural gas.

At July 31, 2025, One Earth and NuGen had combined sales commitments for approximately 68.8 million gallons of ethanol, approximately 88,100 tons of distillers grains and approximately 14.6 million pounds of distillers corn oil.

One Earth entered into a 15-year agreement, effective February 1, 2019, with an unrelated party for the use of a portion of that party’s natural gas pipeline, with monthly payments of $29,250. One Earth paid approximately $88,000 in the three-month periods ended July 31, 2025 and 2024 and $176,000 in the six-month periods ended July 31, 2025 and 2024, pursuant to the agreement.

At July 31, 2025, One Earth had signed non-cancelable contracts for capital projects with approximately $7.1 million remaining in future payments.

Subsequent to the end of period ended July 31, 2025, management entered into an agreement at one of the consolidated ethanol subsidiaries for the purchase and installation of equipment for approximately $38.2 million.

Note 14. Related-Party Transactions

During the second quarters of fiscal years 2025 and 2024, One Earth and NuGen purchased approximately $29.0 million and $28.3 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. Such purchases totaled approximately $53.9 million and $59.0 million for the six months ended July 31, 2025 and 2024, respectively. The Company had amounts payable to related parties of approximately $1.8 million and $1.4 million at July 31, 2025 and January 31, 2025, respectively.

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

The Company’s chief operating decision maker is the members of the Executive Committee, consisting of the Executive Chairman of the Board and the Chief Executive Officer. The chief operating decision maker uses net income generated from operating segments in determining the allocation of resources and making assessment of Company performance.

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

The following tables set forth certain financial data for the Company’s reportable segment for the three- and six-month periods ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net sales and revenue
Ethanol and by-products	$388,439	$408,357	$819,082	$842,574
Reconciling Item: Equity method ethanol investment	(229,876)	(260,202)	(502,179)	(533,188)
Total consolidated net sales and revenue	$158,563	$148,155	$316,903	$309,386

Cost of sales
Ethanol and by-products:
Cost of corn	$253,382	$266,713	$533,747	$559,393
Other cost of sales (1)	107,500	99,019	229,186	207,843
Reconciling Item: Equity method ethanol investment	(216,638)	(237,350)	(474,691)	(492,074)
Total cost of sales	$144,244	$128,382	$288,242	$275,162

Gross profit
Ethanol and by-products	$27,557	$42,625	$56,149	$75,338
Reconciling Item: Equity method ethanol investment	(13,238)	(22,852)	(27,488)	(41,114)
Total consolidated gross profit	$14,319	$19,773	$28,661	$34,224

Depreciation and amortization expense
Ethanol and by-products	$11,724	$14,954	$21,963	$29,510
Reconciling Item: Equity method ethanol investment	(5,970)	(8,869)	(11,190)	(17,533)
Total consolidated depreciation and amortization expense	$5,754	$6,085	$10,773	$11,977

Income before taxes
Ethanol and by-products	$21,417	$39,560	$46,779	$74,685
Reconciling Item: Equity method ethanol investment	(9,320)	(20,064)	(21,056)	(39,226)
Total consolidated income before income taxes	12,097	19,496	25,723	35,459
Provision for income taxes	(2,769)	(4,489)	(5,723)	(8,179)
Total consolidated net income	$9,328	$15,007	$20,000	$27,280

(1)	Expenses within “Other cost of sales” consist primarily of depreciation, other raw materials, third-party freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, production labor and related payroll costs, and general facility overhead charges.
25

Note 16. Subsequent Events

On August 26, 2025, the Board of Directors of the Company adopted resolutions declaring a two-for-one split of the Company’s Common Stock to be effectuated in the form of a 100% stock dividend, payable on September 15, 2025 to stockholders of record at the close of business on September 8, 2025.

The following table sets forth the pro forma impact of the split on reported earnings per share:

(In Thousands, Except Per Share Amounts)	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

Net income attributable to REX common shareholders	$ 7,111	$ 12,378	$ 15,789	$ 22,569

Pro forma weighted average shares outstanding – basic	33,010	35,095	33,388	35,055

Pro forma basic net income per share attributable to REX common shareholders	$ 0.22	$ 0.35	$ 0.47	$ 0.64

Pro forma weighted average shares outstanding – diluted	33,010	35,342	33,388	35,296

Pro forma diluted net income per share attributable to REX common shareholders	$ 0.22	$ 0.35	$ 0.47	$ 0.64

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At July 31, 2025, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at July 31, 2025:

Entity	Location	REX’s Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	76.1%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC:
Big River Resources W Burlington, LLC	W. Burlington, IA	10.3%
Big River Resources Galva, LLC	Galva, IL	10.3%
Big River United Energy, LLC	Dyersville, IA	5.7%
Big River Resources Boyceville, LLC	Boyceville, WI	10.3%

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

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the developmental stage of a carbon sequestration project near the One Earth ethanol plant. In October 2022, we applied to the EPA for a Class VI injection well permit for three wells, and we continue to provide information to the EPA upon request during the technical review of our application. We currently expect the EPA to prepare a draft permit by November 2025 and make a final permit decision by March 2026, according to the EPA’s Class VI Permit Tracker Dashboard on their website. We also must obtain certain state and county permits for the sequestration site and pipeline. We have completed the construction of the capture and compression facility to capture, dehydrate, and compress carbon dioxide from the One Earth ethanol plant to a state suitable for sequestration. Testing has not yet been completed and we cannot begin construction of the CO2 pipeline between the One Earth ethanol plant and the sequestration site or a sequestration well until further permits and approvals are received.

We have secured land easements from all necessary landowners to allow the construction of the CO2 pipeline on their land from the ethanol plant to the first two injection wells. We also have landowner subsurface easements for the first injection well with capacity sufficient to allow for carbon sequestration for our One Earth plant for an estimated 15 years. The Illinois General Assembly passed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act (SB 1289), which was signed by the Governor in July 2024. The legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date new federal CO2 pipeline safety standards are finalized by the federal PHMSA or, subject to certain other conditions, July 1, 2026.

Illinois Senate Bill 1723 was signed into law by the Governor on August 1, 2025. SB 1723 prohibits carbon sequestration activities over, under, or through the aquifer as defined by the EPA. The proposed injection wells for our carbon sequestration project are located outside of this area.

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

We are also expanding the One Earth ethanol plant. We received a construction permit from the EPA to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, we intend to apply for another permit to increase production to 200 million gallons per year.

We continue to work to identify ways to reduce our CI score at the One Earth plant with the intention of maximizing tax credits available under the IRA. The IRA created a new Clean Fuel Production Credit under Section 45Z, originally available for calendar years 2025 – 2027 which, based on proposed rulemaking by the United States Department of Treasury, will establish a credit that utilizes a sliding scale where credits can be earned in ten-cent increments between $0.10 and $1.00 per gallon of non-SAF fuels based on an ethanol plant’s GHG reduction below a 50 CI score threshold, with the first ten cents earned upon achieving a CI score below 47.5, to incentivize further increases in plant efficiencies within the industry. In July 2025, Congress passed the budget reconciliation bill known as the One Big Beautiful Bill Act, which was subsequently signed into law by the President. The law extended the time period which 45Z credits can be claimed by two years, through December 31, 2029. The U.S. Department of the Treasury has not yet issued final rules on qualification for 45Z tax credits.

We currently budget capital expenditures for both the expansion and sequestration projects at One Earth to be approximately $220 million to $230 million, subject to further refinement as we move forward. We plan to pay for all expenditures from available cash. As of July 31, 2025, we had spent $57.4 million since inception toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q, based on tons of carbon sequestered, and section 45Z, based on gallons of ethanol produced, as outlined in the IRA and OBBBA. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. As of July 31, 2025, we had spent $69.3 million since inception and were contractually committed to spend an additional $45.2 million, inclusive of the $38.2 million equipment purchase and installation agreement entered into subsequent to the end of the quarter, toward plant capacity expansion and ongoing efforts to reduce our CI scoring.

In May 2023, NuGen, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the CO2 output of its ethanol production facility for sequestration, as well as reduce its net carbon emissions. In March 2025, South Dakota signed a bill into law that bans the use of eminent domain in connection with CO2 pipelines. This act could make the sequestration project for the NuGen facility more difficult to complete.

We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Refined Coal

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applied two separate chemicals to convert feedstock coal into refined coal, which was sold to the end user of the refined coal. The refined coal operating results were subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the IRC. We ceased operating the facility on November 18, 2021 and subsequently sold the facility. The approximately $58.2 million in federal production tax credits received through the ownership of this facility remain under IRS audit. We have received an Acknowledgement of Facts notice from the IRS that they intend to deny these tax credits. We intend to vigorously defend these credits.

Critical Accounting Policies and Estimates

During the six months ended July 31, 2025, we did not change any of our critical accounting policies as disclosed in our 2024 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2025.

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

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II, established in October 2010, has been an important factor in the growth of ethanol usage in the United States. There has been much uncertainty in the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes fewer than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the United States Department of Energy and the USDA, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA did not grant any small refinery waivers for 2019-2022. There have been multiple ongoing legal challenges on how the EPA has handled the small refinery waivers. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit vacated many of the EPA’s 2022 SRE denials. As a result of this Court ruling, the EPA voluntarily moved to rescind the agency’s 2023 denial of 26 SREs. On August 22, 2025, the EPA ruled on much of the backlog of SREs, with 63 full exemptions, 77 partial exemptions of 50%, 28 denials and 7 ruled as ineligible. These and additional SREs could lead to decreased RIN values and ethanol pricing. As of August 22, 2025, there were 13 SRE petitions pending from compliance years 2021 and 2025. The total exemptions amount to approximately 5.3 billion credits. The EPA is currently working on determining how to reallocate credits exempted for 2023 and later years, which amount to 1.4 billion credits. In addition, the EPA laid out its new approach to ruling on SRE petitions. The agency said it would utilize the Department of Energy’s matrix for determining disproportionate harm unless the EPA’s “consideration of other economic factors, including refinery-specific information, compels the Agency to depart from that rebuttable presumption.” It also stated if the small refiner has already demonstrated compliance by retiring RINs it would return those RINs.

The EPA has issued RVOs for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. In June 2025, the EPA issued proposed total RVOs for 2026 and 2027 of 15.0 billion gallons of conventional ethanol for each year.

The EPA has issued emergency waivers for the sale of E-15 gasoline for the 2025 summer months. This is the fourth consecutive year for these emergency waivers. The EPA has not granted E-15 the same Reid vapor pressure waiver as E-10, so absent the emergency waivers, E-15 may not be sold in most states from June 1 to September 15.

The IRA, signed into law on August 16, 2022, created a new Clean Fuel Production Credit, section 45Z, originally available for years 2025 to 2027. Based on proposed rulemaking by the United States Department of Treasury, the Clean Fuel Production Credit will be established utilizing a sliding scale where credits may be earned in ten-cent increments between $0.10 and $1.00 per gallon of non-SAF fuels based on a plant’s GHG reduction below a 50 CI score threshold, with the first ten cents earned upon achieving a CI score below 47.5. The IRA also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available.

Signed into law on July 4, 2025, the OBBBA introduced major revisions to clean energy tax credits. Key provisions include extending the 45Z credit through 2029, removing the indirect land-use change penalty for crop-based feedstocks, limiting eligibility to feedstocks under the USMCA, imposing FEOC restrictions, and prohibiting negative emissions rates except from animal manure. It also modified the language for 45Q tax credits for facilities placed in service after the bill enactment but maintained the $85 per ton if the prevailing wage and apprenticeship requirements are met.

Additionally, see “One Earth Energy, LLC Carbon Sequestration and Plant Expansion” above for a discussion of certain uncertainties associated with our Illinois carbon sequestration and plant expansion projects.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date and subsequently sold the facility. The approximately $58.2 million in federal production tax credits received through ownership of this facility remain under IRS audit. We have received an Acknowledgement of Facts notice from the IRS that they intend to deny these tax credits. We intend to vigorously defend these credits.

The Company claimed research and experimentation tax credits for tax years 2014 – 2022 totaling $24.5 million. These credits have been a focus of the ongoing IRS audit, in which the IRS has notified the Company the credits will be denied. We plan to vigorously defend these credits in appeals.

The United States exported an estimated 1.9 billion gallons of ethanol in 2024, up from approximately 1.4 and 1.3 billion gallons in 2023 and 2022, respectively. Through June 2025, the United States exported 1.1 billion gallons of ethanol, compared to 968 million gallons through June 2024. In 2024 and 2023, an estimated 12.2 and 10.8 million metric tons, respectively, of distillers grains were exported from the United States, which represented approximately 37% and 34% in 2024 and 2023, respectively, of U.S production. For the first half of calendar-year 2025, distiller grain exports declined by approximately. 6.5%. There has been much discussion around proposed and recently enacted tariffs by the United States and counter-tariffs and other trade restriction involving countries which have been large purchasers from our industry in the United States which could affect future demand for these products.

Based on the August 12, 2025 report from the USDA, corn production is forecasted to be 16.7 billion bushels in 2025, up 13% from 2024. The average corn yield is forecasted to be a record high of 188.8 bushels per acre, an increase of 9.5 bushels from 2024.

The trends and uncertainties mentioned above could impact our future operating results in both positive and negative ways.

Comparison of Three and Six Months Ended July 31, 2025 and 2024

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Net sales and revenue	$158,563	$148,155	$316,903	$309,386
Cost of sales	144,244	128,382	288,242	275,162
Gross profit	$14,319	$19,773	$28,661	$34,224

Income before income taxes	$12,097	$19,496	$25,723	$35,459

Provision for income taxes	$(2,769)	$(4,489)	$(5,723)	$(8,179)

Net income attributable to REX common shareholders	$7,111	$12,378	$15,789	$22,569

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Ethanol	$123,312	$116,100	$247,709	$235,527
Dried distillers grains	21,260	21,847	43,546	52,533
Distillers corn oil	12,509	8,578	22,388	18,384
Modified distillers grains	1,251	1,123	2,873	2,320
Derivative financial instruments gains	201	429	218	436
Other	30	78	169	186
Total	$158,563	$148,155	$316,903	$309,386
32

The following table summarizes selected operating data:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Average selling price per gallon of ethanol (net of hedging)	$1.75	$1.79	$1.75	$1.69
Gallons of ethanol sold (in millions)	70.6	65.1	141.5	139.6
Average selling price per ton of dried distillers grains	$143.63	$164.45	$144.66	$177.25
Tons of dried distillers grains sold	148,017	132,848	301,027	296,381
Average selling price per pound of distillers corn oil	$0.54	$0.43	$0.50	$0.45
Pounds of distillers corn oil sold (in millions)	23.1	20.2	44.5	41.2
Average selling price per ton of modified distillers grains	$64.41	$63.61	$69.21	$72.14
Tons of modified distillers grains sold	19,421	17,653	41,515	32,163

Net sales and revenue in the quarter ended July 31, 2025 increased 7% compared to the prior year second quarter. Net sales and revenue in the first six months ended July 31, 2025 increased approximately 2% compared to the first six months of 2024.

Ethanol revenue increased 6% in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 as gallons sold during the quarter increased 8% over the prior year comparable period, partially offset by a 2% decrease in the selling price per gallon sold. Ethanol revenue increased 5% in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024 as the average selling price of ethanol at our consolidated plants increased 4%, coupled with a 1% increase in gallons sold during first six months of 2025 compared to the prior year comparable period. Ethanol pricing is affected by many factors, including overall market supply and demand, as well as corn and gasoline pricing.

Dried distillers grains revenue decreased 3% in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 as the average price per ton sold decreased 13%, offset partially by an 11% increase in tons sold. Dried distillers grains revenue decreased 17% in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024 as the average price per ton sold decreased 18%, offset partially by a 2% increase in tons sold. The decrease in the dried distillers grains selling price is consistent with recent quarters and reflects an extended period of lower corn pricing as dried distillers grains prices often correlate with corn pricing. The increase in tons sold was impacted by higher production levels and uncertainty in the market regarding tariffs.

Distillers corn oil revenue increased approximately 46% in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 as the selling price per pound increased 26% and the amount of pounds sold increased 14%. Distillers corn oil revenue increased approximately 22% in the first six months of 2025 compared to the first six months of fiscal year 2024 as the selling price per pound increased 11% and the amount of pounds sold increased 8%. The increase in the distillers corn oil selling price resulted primarily from fluctuations in demand in the renewable biodiesel market which often reflects the price of soybean oil.

Modified distillers grains revenue increased 11% in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024 as the amount of tons sold increased by 10%, coupled with a 1% increase in the average selling price per ton sold. Modified distillers grains revenue increased 24% in the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024 as the amount of tons sold increased by 29%, offset partially by a 4% decrease in the average selling price per ton sold. The decrease in the modified distillers grains selling price in the six-month periods resulted primarily from an extended period of lower corn prices as prices tend to move in the same direction, but are also impacted on changes in local market demand. As such, the price in the three-month comparable periods saw a slight increase. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Cost of sales increased 12% in the quarter ended July 31, 2025, compared to the prior year second quarter. Corn accounted for approximately 74% ($106.5 million) of our cost of sales during the second quarter of fiscal year 2025 compared to approximately 77% ($98.9 million) during the second quarter of fiscal year 2024. Natural gas accounted for approximately 4% ($5.7 million) of our cost of sales during the second quarter of fiscal year 2025 and 3% ($3.9 million) in the second quarter of fiscal year 2024. Cost of sales increased 5% in the first six months of fiscal year 2025, compared to the first six months of fiscal year 2024. Corn accounted for approximately 74% ($212.9 million) of our cost of sales during the first six months of fiscal year 2025 compared to approximately 76% ($209.6 million) during the first six months of fiscal year 2024. Natural gas accounted for approximately 5% ($13.8 million) of our cost of sales during the first six months of fiscal year 2025 and 4% ($11.0 million) in the first six months of fiscal year 2024.

As a result of the foregoing, gross profit for the second quarter of fiscal year 2025 decreased approximately $5.5 million compared to the prior year second quarter. Gross profit for the first six months of fiscal year 2025 decreased approximately $5.6 million compared to the first six months of fiscal year 2024.

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

SG&A expenses were approximately $6.2 million for the second quarter of fiscal year 2025, compared to approximately $6.4 million of expenses for the second quarter of fiscal year 2024. SG&A expenses were approximately $12.1 million for the first six months of fiscal year 2025, compared to approximately $12.6 million for the first six months of fiscal year 2024. The decreases compared to the prior year are due primarily to a decrease in performance bonus expense of $0.8 million and $1.0 million in the second quarter of fiscal year 2025 and the first six months of fiscal year 2025, respectively, from the comparable periods of fiscal year 2024. Additionally, there was a decrease in stock compensation expense of approximately $0.2 million and $0.5 million in the second quarter of fiscal year 2025 and the first six months of fiscal year 2025, respectively, from the comparable periods of fiscal year 2024 subsequent to the completion of the restricted stock units performance period on December 31, 2024. These decreases were partially offset by an increase in rail car lease expense due to higher rates realized upon lease renewals.

During the second quarter of fiscal year 2025, we recognized income from our equity investment in Big River of approximately $0.9 million compared to income of approximately $1.7 million for the second quarter of fiscal year 2024. During the first six months of fiscal year 2025, we recognized income from our equity investment in Big River of approximately $1.9 million compared to income of approximately $3.5 million during the first six months of fiscal year 2024. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.0 million gallons of ethanol shipped in the trailing twelve months ended July 31, 2025. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $3.1 million for the second quarter of fiscal year 2025 versus approximately $4.4 million for the second quarter of fiscal year 2024. Interest and other income was approximately $7.3 million for the first six months of 2025 versus approximately $10.3 million for the first six months of fiscal year 2024. The decrease is primarily related to decreased interest income of $1.2 million and $2.4 million in the second quarter and first six months of fiscal year 2025, respectively, based upon lower balances and yields on our excess cash and short-term investments in fiscal year 2025, compared to 2024. One of our consolidated ethanol plants recognized $0.5 million less in patronage income from an investment in a cooperative in the first six months of 2025 ($0.7 million) compared to the first six months of 2024 ($1.2 million). We do not expect patronage income from this investment in a cooperative to be significant in future periods.

As a result of the foregoing, income before income taxes was approximately $12.1 million and $19.5 million for the second quarters of fiscal year 2025 and 2024, respectively. Income before income taxes was approximately $25.7 million and $35.5 million for the first six months of fiscal year 2025 and 2024, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $2.8 million and $4.5 million for the three months ended July 31, 2025 and 2024, respectively. Our income tax provision was approximately $5.7 million and $8.2 million for the first six months of fiscal year 2025 and 2024, respectively.

As a result of the foregoing, net income was approximately $9.3 million for the second quarter of fiscal year 2025 compared to approximately $15.0 million for the second quarter of fiscal year 2024. Net income was approximately $20.0 million for the first six months of fiscal year 2025 compared to approximately $27.3 million for the first six months of fiscal year 2024.

Net income attributable to noncontrolling interests was approximately $2.2 million for the second quarter of fiscal year 2025 and $2.6 million for the second quarter of 2024. Net income attributable to noncontrolling interests was approximately $4.2 million for the first six months of fiscal year 2025 and $4.7 million for the first six months of fiscal year 2024. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2025 was approximately $7.1 million, compared to net income attributable to REX common shareholders of approximately $12.4 million for the second quarter of fiscal year 2024. Net income attributable to REX common shareholders from the first six months of fiscal year 2025 was approximately $15.8 million, compared to net income attributable to REX common shareholders of approximately $22.6 million for the first six months of fiscal year 2024.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $12.8 million for the first six months of fiscal year 2025, compared to net cash provided by operating activities of approximately $5.7 million for the first six months of fiscal year 2024.

For the first six months of fiscal year 2025, cash was provided by net income of approximately $20.0 million, adjusted upward for non-cash items of approximately $11.4 million, which consisted of depreciation, amortization of right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on disposal of property and equipment. Big River paid dividends to REX of approximately $2.5 million during the first six months of fiscal year 2025. An increase in the balance of accounts receivable used cash of approximately $3.3 million, primarily as a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories were nearly flat over the first six months of fiscal year 2025. An increase in the balance of other assets of approximately $0.6 million primarily related to increases in spare parts and in prepayments for certain fixed assets, offset by decreases in prepaid insurance and changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value. An increase in the balance of refundable income taxes of approximately $2.0 million primarily relates to the accrual of the federal taxes currently payable being less than estimated federal tax payments made to date. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $9.9 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $5.5 million, which was primarily caused by a decrease in accrued payroll which used cash of approximately $4.4 million, due to the timing of annual bonus payments. Additionally, a decrease in the lease liability used cash of $3.0 million based on payments made during the quarter. These decreases are partially offset by an increase in other current liabilities of $1.9 million.

For the first six months of fiscal year 2024, cash was provided by net income of approximately $27.3 million, adjusted upward for non-cash items of approximately $12.6 million, which consisted of depreciation, amortization of right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on disposal of property and equipment. An increase in the balance of accounts receivable used cash of approximately $1.1 million, primarily a result of the timing of products shipped and the receipt of customer payments at One Earth and NuGen. Inventories increased over the first six months of fiscal year 2024, using cash of approximately $2.2 million. An increase in the balance of other assets of approximately $12.3 million primarily related to prepayments on certain executed lease agreements, offset by changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value, decreases to spare parts inventory, and decreases to prepaid insurance balances. A decrease in the balance of refundable income taxes of approximately $0.5 million primarily relates to the accrual of the federal taxes currently payable and the timing of estimated tax payments for the first six months of 2024. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed. A decrease in the balance of accounts payable used cash of approximately $14.0 million, which was primarily a result of the timing of inventory receipts and vendor payments. A decrease in the balance of other liabilities used cash of approximately $5.0 million, which was primarily caused by a decrease in accrued payroll of approximately $3.9 million following the payment of fiscal year 2023 bonuses, offset by the accrual of the first six months of the fiscal year 2024 bonuses. Additionally, a reduction in the lease and accrued utility liabilities used cash of approximately $3.0 million and $1.8 million, respectively. These reductions were offset primarily by an increase in the mark-to-market liability recorded for certain corn contracts.

At July 31, 2025, working capital was approximately $353.4 million, compared to $385.4 million at January 31, 2025. The ratio of current assets to current liabilities was 10.5 to 1 at July 31, 2025 and 8.6 to 1 at January 31, 2025.

Cash of approximately $67.5 million was provided by investing activities for the first six months of fiscal year 2025, compared to cash provided by investing activities of approximately $33.8 million during the first six months of fiscal year 2024. During the first six months of fiscal year 2025, the Company had capital expenditures of approximately $28.9 million, primarily for various capital projects at our consolidated ethanol plants, including $9.7 million for expansion and CI scoring reduction projects at the One Earth facility and $2.1 million for the carbon sequestration project. During the first six months of fiscal year 2025, we purchased short-term U.S. Treasury Bills of approximately $90.7 million, while U.S. Treasury Bills of approximately $187.0 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments. Depending on the investment options available, we may elect to retain the funds, or a portion thereof, in cash, short-term investments or long-term investments.

Cash of approximately $33.8 million was provided by investing activities for the first six months of fiscal year 2024. During the first six months of fiscal year 2024, we had capital expenditures of approximately $40.2 million, primarily for various capital projects at our consolidated ethanol plants, including $15.4 million for expansion and CI scoring reduction projects at the One Earth facility and $17.4 million for the carbon sequestration project. During the first six months of fiscal year 2024, we purchased short-term U.S. Treasury Bills of approximately $156.1 million, while short-term U.S. Treasury Bills of approximately $229.7 million matured. The U.S Treasury Bills had maturities of less than one year and we classified them as short-term investments.

Cash of approximately $33.4 million was used in financing activities in the first six months of fiscal year 2025 for the repurchase of the Company’s stock. There were no repurchases of Company stock in the first six months of 2024. Additionally, $2.3 million was used in the first six months of fiscal year 2025 for payments to noncontrolling interests holders, compared to approximately $1.8 million for the first six months of fiscal year 2024.

We are investigating various uses for our excess cash and short-term investments. We expect total capital expenditures related to the construction at the One Earth facilities to approximate $220 million to $230 million, inclusive of the carbon sequestration project and plant capacity expansion and ongoing efforts to reduce CI scoring, which we currently plan to pay from our available cash. This estimate is subject to further refinement as the project progresses. As of July 31, 2025, we had spent $57.4 million since inception and were contractually committed to spend an additional $0.1 million toward the carbon sequestration project. As of July 31, 2025, we had spent $69.3 million since inception and were contractually committed to spend an additional $45.2 million, inclusive of the $38.2 million equipment purchase and installation agreement entered into subsequent to the end of the quarter, toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $50 million to $60 million during the remainder of fiscal year 2025.

We have a stock buyback program with 1,178,593 shares remaining authorized at July 31, 2025. We typically repurchase our common stock when our stock price is trading at a price we deem to be a discount to the underlying value of our net assets. We continue to seek investment opportunities, including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures, we believe meet our investment criteria.

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

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following July 31, 2025 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	300,000	Gallons	$ 50,524
Corn	103,800	Bushels	$ 38,598
Distillers Grains	737	Tons	$ 8,848
Distillers Corn Oil	90,000	Pounds	$ 4,367
Natural Gas	7,400	MmBtu	$ 2,078

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s repurchase of its common stock during the period covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1-31, 2025	3,370	$39.01	3,370	1,178,593
June 1-30, 2025	-	-	-	1,178,593
July 1-31, 2025	-	-	-	1,178,593

Total	3,370	$39.01	3,370	1,178,593

(1)   On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 1,500,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. At July 31, 2025, a total of 1,178,593 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed with this report:

10(h)	Amendment No. 2 to Consulting Services Agreement, effective as of July 1, 2025, between One Earth Sequestration LLC and Highstake 35 LLC dba Mercury Public Affairs

31	Section 1350 Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	September 2, 2025

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman))	Vice President, Finance and Treasurer (Chief Financial Officer)	September 2, 2025
42