Form 10-Q
period 2025-10-31
REX AMERICAN RESOURCES Corp
filed 2025-12-04
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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

Yes ☐ No ☒

At the close of business on December 3, 2025, the registrant had 32,937,718 shares of Common Stock, par value $.01 per share, outstanding.

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
3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$272,004	$196,255
Short-term investments	63,537	162,820
Accounts receivable	27,442	21,511
Inventory	27,675	31,676
Refundable income taxes	6,067	6,445
Prepaid expenses and other	14,938	17,112
Total current assets	411,663	435,819
Property and equipment, net	260,173	210,683
Operating lease right-of-use assets	19,291	20,985
Finance lease right-of-use assets	18,032	-
Other assets	1,321	16,721
Equity method investment	39,579	35,800
Total assets	$750,059	$720,008

Liabilities and equity
Current liabilities:
Accounts payable – trade (includes $0.6 million and $1.4 million with related parties at October 31, 2025 and January 31, 2025, respectively)	$33,616	$28,337
Current operating lease liabilities	6,859	5,746
Current finance lease liabilities	469	-
Accrued expenses and other current liabilities	16,537	16,360
Total current liabilities	57,481	50,443
Long-term liabilities:
Deferred taxes	10,152	3,562
Long-term operating lease liabilities	12,818	15,367
Long-term finance lease liabilities	2,793	-
Long-term taxes payable	7,843	4,334
Other long-term liabilities	2,769	2,700
Total long-term liabilities	36,375	25,963
Equity
REX shareholders’ equity:
Common stock	329	344
Retained earnings	566,594	559,993
Total REX shareholders’ equity	566,923	560,337
Noncontrolling interests	89,280	83,265
Total equity	656,203	643,602
Total liabilities and equity	$750,059	$720,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Net sales and revenue	$175,625	$174,877	$492,528	$484,263
Cost of sales (includes $19,437 and $22,739 with related parties for the three months ended October 31, 2025 and 2024, respectively, and $73,290 and $81,726 with related parties for the nine months ended October 31, 2025 and 2024, respectively.)	139,493	135,196	427,735	410,358

Gross profit	36,132	39,681	64,793	73,905

Selling, general and administrative expenses	(8,214)	(8,426)	(20,359)	(20,977)
Equity in income of unconsolidated affiliates	4,388	3,621	6,285	7,086
Interest and other income, net	3,151	4,629	10,461	14,950

Income before income taxes	35,457	39,505	61,180	74,964
Provision for income taxes	(7,988)	(9,402)	(13,711)	(17,581)

Net income	27,469	30,103	47,469	57,383
Net income attributable to noncontrolling interests	(4,056)	(5,603)	(8,267)	(10,314)
Net income attributable to REX common shareholders	$23,413	$24,500	$39,202	$47,069

Weighted average shares outstanding – basic	33,002	35,189	33,267	35,100

Basic net income per share attributable to REX common shareholders	$0.71	$0.70	$1.18	$1.34

Weighted average shares outstanding – diluted	33,002	35,445	33,267	35,346

Diluted net income per share attributable to REX common shareholders	$0.71	$0.69	$1.18	$1.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Nine Months Ended October 31, 2025 and 2024

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2025	33,058	$331	$-	$545,435	$85,224	$630,990

Net income				23,413	4,056	27,469

Issuance of equity awards and stock-based compensation expense				125		125

Correction to equity awards and stock-based compensation expense	(120)	(2)	-	(2,379)	-	(2,381)

Balance at October 31, 2025	32,938	$329	$-	$566,594	$89,280	$656,203

Balance at January 31, 2025	34,389	$344	$-	$559,993	$83,265	$643,602

Net income				39,202	8,267	47,469

Stock repurchases	(1,651)	(16)		(32,843)		(32,859)

Noncontrolling interests distribution and other					(2,252)	(2,252)

Issuance of equity awards and stock-based compensation expense	320	3		2,621		2,624

Correction to equity awards and stock-based compensation expense	(120)	(2)	-	(2,379)	-	(2,381)

Balance at October 31, 2025	32,938	$329	$-	$566,594	$89,280	$656,203

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Shares Issued		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at July 31, 2024	35,134	$351	$-	$539,282	$76,553	$616,186

Net income				24,500	5,603	30,103

Noncontrolling interests distribution and other					(47)	(47)

Issuance of equity awards and stock-based compensation expense	-	-	-	358	-	358

Balance at October 31, 2024	35,134	$351	$-	$564,140	$82,109	$646,600

Balance at January 31, 2024	35,007	$350	$-	$513,568	$73,679	$587,597

Net income				47,069	10,314	57,383

Noncontrolling interests distribution and other					(1,884)	(1,884)

Issuance of equity awards and stock-based compensation expense	127	1	-	3,503	-	3,504

Balance at October 31, 2024	35,134	$351	$-	$564,140	$82,109	$646,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income including noncontrolling interests	$47,469	$57,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,007	12,433
Amortization of operating lease right-of-use assets	4,859	4,192
Amortization of finance lease right-of-use assets	949	-
Income from equity method investments	(6,285)	(7,086)
Dividends received from equity method investments	2,506	3,007
Interest income from investments	(3,707)	(4,219)
Deferred income taxes	6,590	11,934
Stock-based compensation expense	3,636	2,980
Loss on disposal of property and equipment – net	191	45
Changes in assets and liabilities:
Accounts receivable	(5,931)	854
Inventories	4,001	(2,143)
Refundable income taxes	378	172
Other assets	904	(12,639)
Accounts payable, trade	2,961	(21,629)
Long-term taxes payable	3,509	-
Other liabilities	(8,990)	(6,178)
Net cash provided by operating activities	64,047	39,106
Cash flows from investing activities:
Capital expenditures	(55,653)	(55,428)
Purchase of short-term investments	(129,010)	(210,328)
Maturity of short-term investments	232,000	302,981
Proceeds from sale of real estate and property and equipment	-	210
Deposits	118	195
Net cash provided by investing activities	47,455	37,630
Cash flows from financing activities:
Treasury stock acquired	(33,382)	-
Payments to noncontrolling interests holders	(2,252)	(1,884)
Principal paid on finance lease liabilities	(119)	-
Net cash used in financing activities	(35,753)	(1,884)

Net increase in cash and cash equivalents	75,749	74,852
Cash and cash equivalents, beginning of period	196,255	223,397
Cash and cash equivalents, end of period	$272,004	$298,249

Non-cash investing activities – Accrued capital expenditures	$5,235	$3,275
Non-cash investing activities – Capital additions transferred from prepaid expense	$952	$188
Non-cash financing activities – Stock awards accrued	$3,392	$1,648
Non-cash financing activities – Stock awards issued	$-	$2,172
Non-cash financing activities – Excise tax on stock repurchases accrued	$258	$-
Operating right-of-use assets acquired and liabilities incurred upon lease commencement	$3,007	$13,734
Finance right-of-use assets acquired and liabilities incurred upon lease commencement	$3,381	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025

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

Stock Split – On August 26, 2025, the Board of Directors of the Company adopted resolutions declaring a two-for-one split of the Company’s Common Stock to be effectuated in the form of a 100% stock dividend, payable on September 15, 2025 to stockholders of record at the close of business on September 8, 2025. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $3.1 million and $5.5 million and received no refunds during the nine months ended October 31, 2025 and October 31, 2024, respectively.

As of October 31, 2025, and January 31, 2025, total unrecognized tax benefits were approximately $18.9 million. Accrued penalties and interest were approximately $118,000 and approximately $99,000 at October 31, 2025 and January 31, 2025, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $18.8 million. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

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

The Company did not record any inventory write-downs at October 31, 2025. The Company recorded approximately $100,000 of inventory write-downs in cost of sales at January 31, 2025. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows as of the dates presented (amounts in thousands):

	October 31, 2025	January 31, 2025

Ethanol and other finished goods	$4,162	$4,923
Work in process	4,671	5,185
Corn and other raw materials	18,842	21,568
Total	$27,675	$31,676

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 40 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first nine months of fiscal year 2025 or 2024.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Ethanol	$136,031	$138,107	$383,739	$373,634
Dried distillers grains	22,357	25,032	65,903	77,564
Distillers corn oil	16,353	10,249	38,741	28,633
Modified distillers grains	1,180	1,159	4,053	3,479
Derivative financial instruments (losses) gains	(328)	300	(110)	737
Other	32	30	202	216
Total	$175,625	$174,877	$492,528	$484,263

Note 4. Leases

Operating Leases

At October 31, 2025, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations and total cash paid for amounts included in the measurement of lease liabilities are as follows (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Operating lease expense	$2,059	$2,014	$6,133	$5,384
Variable lease expense	46	134	150	129
Total lease expense	$2,105	$2,148	$6,283	$5,513

Total cash paid in measurement of lease liability	$1,955	$1,821	$5,806	$4,981
14

The following table is a summary of future minimum rentals on such leases at October 31, 2025 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2026	$1,931
2027	7,706
2028	6,378
2029	3,698
2030	2,036
Thereafter	133
Total	21,882
Less: present value discount	2,205
Operating lease liabilities	$19,677

At October 31, 2025, the weighted average remaining lease term is 2.9 years, and the weighted average discount rate is 6.60% for the outstanding leases.

At January 31, 2025, the weighted average remaining lease term was 3.5 years, and the weighted average discount rate was 6.60% for the outstanding leases.

Finance Lease

At October 31, 2025, the Company had one lease agreement that was classified as a finance lease for an electrical substation facility. Prepayments totaling $15.6 million were made prior to fiscal year 2025, with monthly payments of approximately $39,000 to be made over the term of the lease. The lease term for this lease includes the noncancelable period of the lease and any periods for which only the Company has the option to cancel but is reasonably expected to continue the lease. Based on this, the lease term was determined to be 10 years. Control of the facility’s output was transferred to the Company just before the end of the first quarter of 2025, with monthly lease expense commencing in the second quarter of 2025. For the three- and nine-month periods ended October 31, 2025, expense related to this lease was approximately $0.5 million and $1.1 million, respectively, which includes approximately $57,000 and $115,000, respectively, in interest expense.

The weighted average remaining lease term for the finance lease is 9.5 years as of October 31, 2025. A discount rate of 6.9% was deemed appropriate as an incremental borrowing rate for a 10-year term.

The following table is a summary of future minimum rentals on the lease at October 31, 2025 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2026	$117
2027	469
2028	469
2029	469
2030	469
Thereafter	2,463
Total	4,456
Less: present value discount	1,194
Finance lease liabilities	$3,262

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

Financial assets and liabilities measured at fair value on a recurring basis at October 31, 2025 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$517	$-	$517
Commodity futures asset (2)	(372)	-	-	(372)
Total assets	$(372)	$517	$-	$145

Forward purchase contracts liability (3)	$-	$615	$-	$615

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2025 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$1,253	$-	$1,253
Commodity futures (2)	(1,291)	-	-	(1,291)
Total assets	$(1,291)	$1,253	$-	$(38)

Forward purchase contracts liability (3)	$-	$378	$-	$378

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(2)	The commodity futures assets and liabilities are netted with cash collateral due from broker and included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(3)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	October 31, 2025	January 31, 2025

Land and improvements	$42,512	$34,112
Buildings and improvements	25,580	24,026
Machinery, equipment, and fixtures	340,418	318,399
Construction in progress	121,645	94,010
Total property and equipment	530,155	470,547
Less: Accumulated depreciation	(269,982)	(259,864)
Total	$260,173	$210,683
17

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	October 31, 2025	January 31, 2025

Prepaid utility lease	$-	$15,600
Other	1,321	1,121
Total	$1,321	$16,721

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	October 31, 2025	January 31, 2025

Accrued payroll and related items	$9,186	$8,961
Accrued utility charges	2,561	3,085
Accrued transportation related items	71	555
Accrued real estate taxes	1,236	1,746
Forward purchase contracts	615	378
Other	2,868	1,635
Total	$16,537	$16,360

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 31, 2025	January 31, 2025	October 31, 2025	January 31, 2025

Forward purchase contracts (1)	$517	$1,253	$615	$378

Cash collateral balance (2)	$1,114	$2,523	$-	$-
Commodity futures (3)	(372)	(1,291)	-	-
Net position with broker	$742	$1,232	$-	$-

Total	$1,259	$2,485	$615	$378

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 8.6 million bushels and 16.8 million bushels of corn at October 31, 2025 and January 31, 2025, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 5.7 million bushels and 7.6 million bushels of corn at October 31, 2025 and January 31, 2025, respectively.

(2)	As of October 31, 2025 and January 31, 2025, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of October 31, 2025 and January 31, 2025, the Company recorded this collateral balance within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(3)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long-buy positions for approximately 185,000 and 5.3 million bushels of corn, respectively at October 31, 2025. These contracts included short/sell positions and long/buy positions for approximately 6.3 million and 575,000 bushels of corn, respectively, at January 31, 2025. These contracts also included short/sell positions for approximately 4.2 million gallons of ethanol at January 31, 2025.

See Note 5 which contains fair value information related to derivative financial instruments.
19

The following table provides information about (losses) gains recognized in income from the Company’s derivative financial instruments and the line items on the accompanying Consolidated Statements of Operations in which the fair values are reflected for the three- and nine-month periods ended October 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Net sales	$(328)	$300	$(110)	$737

Cost of sales	$1,878	$3,753	$4,163	$(2,362)

Note 10. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at October 31, 2025 and January 31, 2025 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	October 31, 2025	January 31, 2025

Big River	10.3%	$39,579	$35,800

Undistributed earnings of the Company’s equity method investee totaled approximately $20.1 million and approximately $15.8 million at October 31, 2025 and January 31, 2025, respectively. The Company received dividends from its equity method investee of approximately $2.5 million and $3.0 million in the first nine months of 2025 and 2024, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Net sales and revenue	$293,088	$275,586	$795,267	$808,774
Gross profit	$57,842	$46,996	$85,330	$88,110
Depreciation expense	$3,495	$3,433	$11,263	$16,639
Net income	$54,389	$44,901	$75,445	$84,127
Net income attributable to members	$47,783	$38,708	$63,560	$72,311
20

Short-term Investments

At October 31, 2025, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $63.5 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.3%. Unrecognized holding losses at October 31, 2025 were approximately $9,000.

At January 31, 2025, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $162.8 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.4%. Unrecognized holding losses at January 31, 2025 were approximately $19,000.

11. Employee Benefits

Until its expiration on June 1, 2025, the Company maintained the REX 2015 Incentive Plan, approved by its shareholders, which reserved a total of 3,300,000 split-adjusted shares of common stock for issuance pursuant to its terms. The plan provided for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards. In May 2022, the Company issued restricted stock units to certain officers of the Company which vested based on the Company’s TSR compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period (see below). The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At its time of expiration, 1,065,809 shares (pre-2025 split) remained available for issuance under the plan.

An immaterial error was identified and corrected during the three-month period ended October 31, 2025, related to restricted stock awards that were reported as granted in June 2025 but were no longer available for grant as the plan had recently expired. The Board of Directors has acknowledged that the purported June restricted stock awards were not validly granted. The correcting entry reversed 119,856 shares granted and the related expense of approximately $0.3 million and reestablished an incentive compensation accrual of approximately $2.0 million. The Company anticipates that it will request its shareholders to approve a replacement equity plan at its Annual Meeting in 2026.

Restricted Stock Awards

As a component of their compensation, restricted stock has been granted in the past to directors and certain employees at the closing market price of REX common stock on the grant date. In addition, one quarter of executives’ incentive compensation is payable by an award of restricted stock based on the then closing market price of REX common stock on the grant date. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day if June 15th is not a business day, for all grants of restricted stock.

Based on retirement eligibility provisions, a portion of restricted stock grants were expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At October 31, 2025, 20,964 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $317,000, to be recognized over a weighted average vesting term of 1.3 years.

The following tables summarize legally unvested restricted stock award activity for the periods presented:

	Nine Months Ended October 31, 2025

	Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Unvested at January 31, 2025	324,784	$6,190	2
Granted	-	-
Forfeited	-	-
Vested	164,420	2,946

Unvested at October 31, 2025	160,364	$3,244	1

	Nine Months Ended October 31, 2024

	Shares	Weighted Average Grant Date FairValue (000’s)	Weighted Average Remaining Vesting Term (in years)

Unvested at January 31, 2024	325,710	$5,369	2
Granted	126,814	2,894
Forfeited	-	-
Vested	127,740	2,073

Unvested at October 31, 2024	324,784	$6,190	2
22

Restricted Stock Units

In May 2022, the Company issued a total of 135,000 RSUs to certain officers with a performance period that ended on December 31, 2024. The number of RSUs eligible to vest ranged from zero percent to two-hundred percent and was determined based on how the Company’s TSR compared to the TSR of companies that comprised the Russell 2000 Index during the performance period. The calculated payout of the RSUs that vested was 148%, or 199,800 shares of REX common stock, and the shares were issued on February 26, 2025.

The Company did not recognize any compensation cost related to RSUs in the three- or nine-month periods ended October 31, 2025. The Company recognized compensation cost related to RSUs of approximately $0.3 million and $0.8 million in the three- and nine-month periods ended October 31, 2024, respectively.

For the three- and nine-month periods ended October 31, 2024, we calculated the diluted weighted average shares as follows (amounts in thousands):

	Three Months Ended October 31, 2024	Nine Months Ended October 31, 2024
Weighted average shares – basic	35,189	35,100
Dilutive effect of RSUs	256	246
Weighted average shares – diluted	35,445	35,346

Note 12. Income Taxes

The Company’s income tax provision was approximately $8.0 million and $9.4 million for the three months ended October 31, 2025 and 2024, respectively. The Company’s income tax provision was approximately $13.7 million and $17.6 million for the nine months ended October 31, 2025 and 2024, respectively.

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

On July 4, 2025, the OBBBA was signed into law. The OBBBA contains various tax reform provisions affecting businesses. We are still evaluating any impact this may have on our effective tax rate in the current year. In addition, we do anticipate that certain tax provisions in the OBBBA, such as the extension of bonus depreciation for assets placed in service after January 19, 2025, to result in current deductions that will lower cash paid for income taxes for 2025. The OBBBA made changes to the 45Z and 45Q tax credits that the Company intends to take advantage of which could materially impact our effective tax rate. We continue to evaluate the tax and other provisions of the OBBBA and the potential effects on financial position, results of operations, and cash flows.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, for the nine-month periods ended October 31, 2025 and 2024, is as follows (amounts in thousands):

	Nine Months Ended October 31,
	2025	2024

Unrecognized tax benefits, beginning of period	$18,978	$18,965
Changes for prior years’ tax positions	20	21
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$18,998	$18,986

At October 31, 2025 and January 31, 2025 the unrecognized tax benefits were included within the following lines on the accompanying Consolidated Balance Sheets (amounts in thousands):

	October 31, 2025	January 31, 2025

Refundable income taxes	$2,002	$2,002
Deferred taxes	8,583	12,037
Long-term taxes payable	7,788	4,334
Other long-term liabilities	625	605

Unrecognized tax benefits, end of period	$18,998	$18,978

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsel’s evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. There were no material liabilities recorded for legal actions at October 31, 2025 and January 31, 2025, as the Company did not believe that there was a probable and reasonably estimable significant loss associated with any legal contingencies.

At October 31, 2025, One Earth and NuGen had combined forward purchase contracts for approximately 14.3 million bushels of corn, the principal raw material for their ethanol plants, and they had combined forward purchase contracts for approximately 1.7 million MmBtu (million British thermal unit) of natural gas.

At October 31, 2025, One Earth and NuGen had combined sales commitments for approximately 81.7 million gallons of ethanol, approximately 97,800 tons of distillers grains and approximately 11.0 million pounds of distillers corn oil.

One Earth entered into a 15-year agreement, effective February 1, 2019, with an unrelated party for the use of a portion of that party’s natural gas pipeline, with monthly payments of $29,250. One Earth paid approximately $88,000 in the three-month periods ended October 31, 2025 and 2024 and $263,000 in the nine-month periods ended October 31, 2025 and 2024, pursuant to the agreement.

At October 31, 2025, One Earth and NuGen had combined signed non-cancelable contracts for capital projects with approximately $17.4 million remaining in future payments.

Note 14. Related-Party Transactions

During the third quarters of fiscal years 2025 and 2024, One Earth and NuGen purchased approximately $19.4 million and $22.7 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. Such purchases totaled approximately $73.3 million and $81.7 million for the nine months ended October 31, 2025 and 2024, respectively. The Company had amounts payable to related parties of approximately $0.6 million and $1.4 million at October 31, 2025 and January 31, 2025, respectively.

During the nine months ended October 31, 2024, $1.5 million was paid to landowners who are minority equity investors of One Earth Energy, for land easements related to the carbon sequestration project. There were no amounts paid to related parties for land easements in the three-month period ended October 31, 2024 or during fiscal year 2025.

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

The members of the Executive Committee, consisting of the Executive Chairman of the Board and the Chief Executive Officer, are the Company’s chief operating decision maker. The chief operating decision maker uses net income generated from operating segments in determining the allocation of resources and making assessment of Company performance.

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

The following tables set forth certain financial data for the Company’s reportable segment for the three- and nine-month periods ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net sales and revenue
Ethanol and by-products	$468,713	$450,463	$1,287,795	$1,293,037
Reconciling Item: Equity method ethanol investment	(293,088)	(275,586)	(795,267)	(808,774)
Total consolidated net sales and revenue	$175,625	$174,877	$492,528	$484,263

Cost of sales
Ethanol and by-products:
Cost of corn	$264,974	$257,612	$798,721	$817,005
Other cost of sales (1)	109,765	106,174	338,951	314,017
Reconciling Item: Equity method ethanol investment	(235,246)	(228,590)	(709,937)	(720,664)
Total cost of sales	$139,493	$135,196	$427,735	$410,358

Gross profit
Ethanol and by-products	$93,974	$86,677	$150,123	$162,015
Reconciling Item: Equity method ethanol investment	(57,842)	(46,996)	(85,330)	(88,110)
Total consolidated gross profit	$36,132	$39,681	$64,793	$73,905

Depreciation and amortization expense
Ethanol and by-products	$11,633	$9,883	$33,596	$39,393
Reconciling Item: Equity method ethanol investment	(5,591)	(5,235)	(16,781)	(22,768)
Total consolidated depreciation and amortization expense	$6,042	$4,648	$16,815	$16,625

Income before taxes
Ethanol and by-products	$89,846	$84,406	$136,625	$159,091
Reconciling Item: Equity method ethanol investment	(54,389)	(44,901)	(75,445)	(84,127)
Total consolidated income before income taxes	35,457	39,505	61,180	74,964
Provision for income taxes	(7,988)	(9,402)	(13,711)	(17,581)
Total consolidated net income	$27,469	$30,103	$47,469	$57,383

(1)	Expenses within “Other cost of sales” consist primarily of depreciation, other raw materials, third-party freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, production labor and related payroll costs, and general facility overhead charges.
26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At October 31, 2025, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at October 31, 2025:

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

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the developmental stage of a carbon sequestration project near the One Earth ethanol plant. In October 2022, we applied to the EPA for a Class VI injection well permit for three wells, and we continue to provide information to the EPA upon request during the technical review of our application. We currently expect the EPA to prepare a draft permit by February 2026 and make a final permit decision by June 2026, according to the EPA’s Class VI Permit Tracker Dashboard on their website. We also must obtain certain state and county permits for the sequestration site and pipeline. We have completed the construction of the capture and compression facility to capture, dehydrate, and compress carbon dioxide from the One Earth ethanol plant to a state suitable for sequestration. Testing has not yet been completed and we cannot begin construction of the CO2 pipeline between the One Earth ethanol plant and the sequestration site or a sequestration well until further permits and approvals are received.

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

Illinois Senate Bill 1723 was signed into law by the Governor on August 1, 2025. SB 1723 prohibits carbon sequestration activities over, under, or through the aquifer as defined by the EPA. The proposed injection wells for our carbon sequestration project are located outside of these areas.

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

We continue to work to identify ways to reduce our CI score at the One Earth plant with the intention of maximizing tax credits available under the IRA. The IRA created a new Clean Fuel Production Credit under Section 45Z, originally available for calendar years 2025 – 2027 which, based on proposed rulemaking by the United States Department of Treasury, will establish a tax credit that utilizes a sliding scale where credits can be earned incrementally between $0.02 and $0.20, or $0.10 and $1.00 if prevailing wage requirements are met, per gallon of non-SAF fuels based on an ethanol plant’s GHG reduction below a 50 CI score threshold, with the first two or ten cents earned upon achieving a CI score below 47.5, to incentivize further increases in plant efficiencies within the industry. In July 2025, Congress passed the OBBBA, which was subsequently signed into law by the President. The law extended the time period which 45Z credits can be claimed by two years, through December 31, 2029. The U.S. Department of the Treasury has not yet issued final rules on qualification for 45Z tax credits.

We currently budget capital expenditures for both the expansion and sequestration projects at One Earth to be approximately $220 million to $230 million, subject to further refinement as we move forward. We plan to pay for all expenditures from available cash. As of October 31, 2025, we had spent $58.1 million since inception toward the carbon sequestration project. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q, based on tons of carbon sequestered, and section 45Z, based on gallons of ethanol produced, as outlined in the IRA and OBBBA. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. As of October 31, 2025, we had spent $97.7 million since inception and were contractually committed to spend an additional $17.0 million toward plant capacity expansion and ongoing efforts to reduce our CI scoring at One Earth.

In May 2023, NuGen, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the CO2 output of its ethanol production facility for sequestration, as well as to reduce its net carbon emissions. In March 2025, South Dakota signed a bill into law that bans the use of eminent domain in connection with CO2 pipelines. This act could make the sequestration project for the NuGen facility more difficult to complete.

We plan to seek and evaluate various investment opportunities, including ethanol and/or energy related, carbon sequestration, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Refined Coal

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applied two separate chemicals to convert feedstock coal into refined coal, which was sold to the end user of the refined coal. The refined coal operating results were subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the IRC. We ceased operating the facility on November 18, 2021 and subsequently sold the facility. The approximately $58.2 million in federal production tax credits received through the ownership of this facility remain under IRS audit. We have received a Notice of Proposed Adjustments from the IRS that they intend to deny these tax credits. We intend to vigorously defend these credits.

Critical Accounting Policies and Estimates

During the nine months ended October 31, 2025, we did not change any of our critical accounting policies as disclosed in our 2024 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2025.

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

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II, established in October 2010, has been an important factor in the growth of ethanol usage in the United States. There has been much uncertainty in the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes fewer than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the United States Department of Energy and the USDA, can grant the refiner a full or partial waiver, or deny the waiver. The EPA issued 88 refinery exemptions for 2016-2018 compliance years, undercutting the statutory renewable fuel volumes by a total of 4.3 billion gallons. The EPA did not grant any small refinery waivers for 2019-2022. There have been multiple ongoing legal challenges to how the EPA has handled the small refinery waivers. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit vacated many of the EPA’s 2022 SRE denials. As a result of this Court ruling, the EPA voluntarily moved to rescind the agency’s 2023 denial of 26 SREs. On August 22, 2025, the EPA ruled on much of the backlog of SREs, issuing 63 full exemptions, 77 partial exemptions of 50%, 28 denials and 7 ruled as ineligible. On November 7, 2025 the EPA issued two 100% waivers and 12 50% waivers. These and additional SREs could lead to decreased RIN values and ethanol pricing. As of November 20, 2025, there were 17 SRE petitions pending from compliance years 2023 - 2025. The total exemptions amount to approximately 2.2 billion gallon credits from compliance years 2023 - 2025. The EPA is currently working on determining how to possibly reallocate credits exempted for 2023 and later years. In addition, the EPA laid out its new approach to ruling on SRE petitions. The agency said it would utilize the Department of Energy’s matrix for determining disproportionate harm unless the EPA’s “consideration of other economic factors, including refinery-specific information, compels the Agency to depart from that rebuttable presumption.” It also stated if the small refiner has already demonstrated compliance by retiring RINs it would return those RINs.

The EPA has issued RVOs for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. In June 2025, the EPA issued proposed total RVOs for 2026 and 2027 of 15.0 billion gallons of conventional ethanol for each year.

The EPA issued emergency waivers allowing the sale of E-15 gasoline for the 2025 summer months. This is the fourth consecutive year for these emergency waivers. The EPA has not granted E-15 the same Reid vapor pressure waiver as E-10, so absent the emergency waivers, E-15 may not be sold in most states from June 1 to September 15.

The IRA, signed into law on August 16, 2022, created a new Clean Fuel Production Credit, section 45Z, originally available for years 2025 to 2027. Based on proposed rulemaking by the United States Department of Treasury, the Clean Fuel Production Credit will be established utilizing a sliding scale where tax credits may be earned incrementally between $0.02 and $0.20, or $0.10 and $1.00 if prevailing wage requirements are met, per gallon of non-SAF fuels based on a plant’s GHG reduction below a 50 CI score threshold, with the first two or ten cents earned upon achieving a CI score below 47.5. The IRA also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available.

The OBBBA introduced major revisions to clean energy tax credits. Key provisions include extending the 45Z credit through 2029, removing the indirect land-use change penalty for crop-based feedstocks, limiting eligibility to feedstocks under the USMCA, imposing FEOC restrictions, and prohibiting negative emissions rates except from animal manure. It also modified the language for 45Q tax credits for facilities placed in service after the bill enactment but maintained the $85 per ton tax credit if the prevailing wage and apprenticeship requirements are met. 45Q credits are available for 12 years from the time CO2 injection begins.

Additionally, see “One Earth Energy, LLC Carbon Sequestration and Plant Expansion” above for a discussion of certain uncertainties associated with our Illinois carbon sequestration and plant expansion projects.

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. As the plant was no longer eligible to receive federal production tax credits beginning on November 18, 2021, we ceased operations on that date and subsequently sold the facility. The approximately $58.2 million in federal production tax credits received through ownership of this facility remain under IRS audit. We have received a Notice of Proposed Adjustments from the IRS that they have denied these tax credits. We intend to vigorously defend these credits.

The Company claimed research and experimentation tax credits for tax years 2014 – 2022 totaling $24.5 million. These credits have been a focus of the ongoing IRS audit, in which the IRS has notified the Company the credits will be denied at audit. We plan to continue vigorously defending these credits in appeals.

The United States exported an estimated 1.9 billion gallons of ethanol in 2024, up from approximately 1.4 and 1.3 billion gallons in 2023 and 2022, respectively. Through August 2025, the United States exports increased approximately 14% compared to 2024. In 2024 and 2023, an estimated 12.2 and 10.8 million metric tons, respectively, of distillers grains were exported from the United States, which represented approximately 37% and 34% in 2024 and 2023, respectively, of U.S production. Through August 2025, distiller grain exports declined by approximately 4% on the calendar year. There has been much discussion around proposed and recently enacted tariffs by the United States and counter-tariffs and other trade restrictions involving countries which have been large purchasers from our industry in the United States, which could affect future demand for these products.

Based on the November 14, 2025 report from the USDA, corn production is forecasted to be 16.75 billion bushels in 2025, up 12% from 2024. The average corn yield is forecasted to be a record high of 186 bushels per acre, an increase of 6.7 bushels from 2024.

The trends and uncertainties mentioned above could impact our future operating results in both positive and negative ways.

Comparison of Three and Nine Months Ended October 31, 2025 and 2024

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Net sales and revenue	$175,625	$174,877	$492,528	$484,263
Cost of sales	139,493	135,196	427,735	410,358
Gross profit	$36,132	$39,681	$64,793	$73,905

Income before income taxes	$35,457	$39,505	$61,180	$74,964

Provision for income taxes	$(7,988)	$(9,402)	$(13,711)	$(17,581)

Net income attributable to REX common shareholders	$23,413	$24,500	$39,202	$47,069

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Ethanol	$136,031	$138,107	$383,739	$373,634
Dried distillers grains	22,357	25,032	65,903	77,564
Distillers corn oil	16,353	10,249	38,741	28,633
Modified distillers grains	1,180	1,159	4,053	3,479
Derivative financial instruments (losses) gains	(328)	300	(110)	737
Other	32	30	202	216
Total	$175,625	$174,877	$492,528	$484,263

The following table summarizes selected operating data:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Average selling price per gallon of ethanol (net of hedging)	$1.73	$1.83	$1.74	$1.74
Gallons of ethanol sold (in millions)	78.4	75.5	219.9	215.1
Average selling price per ton of dried distillers grains	$139.93	$147.14	$143.02	$166.27
Tons of dried distillers grains sold	159,781	170,116	460,808	466,497
Average selling price per pound of distillers corn oil	$0.60	$0.44	$0.54	$0.44
Pounds of distillers corn oil sold (in millions)	27.4	23.4	71.9	64.6
Average selling price per ton of modified distillers grains	$57.03	$63.00	$65.16	$68.81
Tons of modified distillers grains sold	20,691	18,392	62,206	50,555

Net sales and revenue in the quarter ended October 31, 2025 increased an insignificant amount compared to the prior year third quarter. Net sales and revenue in the first nine months ended October 31, 2025 increased approximately 2% compared to the first nine months of 2024.

Ethanol revenue decreased 2% in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 as the selling price per gallon decreased 5%, offset partially by a 4% increase in the number of gallons sold during the quarter. Ethanol revenue increased 3% in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 due to a 2% increase in gallons sold during first nine months of 2025 compared to the prior year comparable period with prices remaining consistent year-over-year. Ethanol pricing is affected by many factors, including overall market supply and demand, as well as corn and gasoline pricing.

Dried distillers grains revenue decreased 11% in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 as there was a 6% decrease in tons sold, coupled with a 5% decrease in the average price per ton sold. Dried distillers grains revenue decreased 15% in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 as the average price per ton sold decreased 14%, coupled with a 1% decrease in tons sold. The decrease in the dried distillers grains selling price is consistent with recent quarters and reflects an extended period of lower corn pricing as dried distillers grains prices often correlate with corn pricing. The decrease in tons sold was impacted by increased production levels of other ethanol by-products.

Distillers corn oil revenue increased approximately 60% in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 as the selling price per pound increased 36% and the amount of pounds sold increased 17%. Distillers corn oil revenue increased approximately 35% in the first nine months of 2025 compared to the first nine months of fiscal year 2024 as the selling price per pound increased 23% and the amount of pounds sold increased 11%. The corn oil yield per bushel ground improved at our consolidated ethanol plants in both the three- and nine-month periods ended October 31, 2025, relative to the comparable period in fiscal 2024. The increase in the distillers corn oil selling price resulted primarily from fluctuations in demand in the renewable biodiesel market.

Modified distillers grains revenue increased 2% in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 as the amount of tons sold increased by 13%, offset partially with a 9% decrease in the average selling price per ton sold. Modified distillers grains revenue increased 16% in the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 as the amount of tons sold increased by 23%, offset partially by a 5% decrease in the average selling price per ton sold. The decrease in the modified distillers grains selling price in the three- and nine-month periods resulted primarily from an extended period of lower corn prices, as prices tend to move in the same direction but are also impacted by changes in local market demand. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Cost of sales increased 3% in the quarter ended October 31, 2025, compared to the prior year third quarter. Corn accounted for approximately 75% ($104.2 million) of our cost of sales during the third quarter of fiscal year 2025 compared to approximately 76% ($102.6 million) during the third quarter of fiscal year 2024. Natural gas accounted for approximately 4% ($6.2 million) of our cost of sales during the third quarter of fiscal year 2025 and 3% ($4.6 million) in the third quarter of fiscal year 2024. Cost of sales increased 4% in the first nine months of fiscal year 2025, compared to the first nine months of fiscal year 2024. Corn accounted for approximately 74% ($317.1 million) of our cost of sales during the first nine months of fiscal year 2025 compared to approximately 76% ($312.2 million) during the first nine months of fiscal year 2024. Natural gas accounted for approximately 5% ($20.0 million) of our cost of sales during the first nine months of fiscal year 2025 and 4% ($15.6 million) in the first nine months of fiscal year 2024.

As a result of the foregoing, gross profit for the third quarter of fiscal year 2025 decreased approximately $3.5 million compared to the prior year third quarter. Gross profit for the first nine months of fiscal year 2025 decreased approximately $9.1 million compared to the first nine months of fiscal year 2024.

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

SG&A expenses were approximately $8.2 million for the third quarter of fiscal year 2025, compared to approximately $8.4 million of expenses for the third quarter of fiscal year 2024. SG&A expenses were approximately $20.4 million for the first nine months of fiscal year 2025, compared to approximately $21.0 million for the first nine months of fiscal year 2024. The decreases compared to the prior year were due primarily to a decrease in performance bonus expense of $0.3 million and $1.3 million in the third quarter of fiscal year 2025 and the first nine months of fiscal year 2025, respectively, from the comparable periods of fiscal year 2024. Additionally, there was a decrease in stock compensation expense of approximately $0.6 million and $1.1 million in the third quarter of fiscal year 2025 and the first nine months of fiscal year 2025, respectively, from the comparable periods of fiscal year 2024 subsequent to the completion of the restricted stock units performance period on December 31, 2024. These decreases were partially offset by an increase in rail car lease payments due to higher rates realized upon lease renewals.

During the third quarter of fiscal year 2025, we recognized income from our equity investment in Big River of approximately $4.4 million compared to income of approximately $3.6 million for the third quarter of fiscal year 2024. During the first nine months of fiscal year 2025, we recognized income from our equity investment in Big River of approximately $6.3 million compared to income of approximately $7.1 million during the first nine months of fiscal year 2024. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 39.0 million gallons of ethanol shipped in the trailing twelve months ended October 31, 2025. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $3.2 million for the third quarter of fiscal year 2025 versus approximately $4.6 million for the third quarter of fiscal year 2024. Interest and other income was approximately $10.5 million for the first nine months of 2025 versus approximately $15.0 million for the first nine months of fiscal year 2024. The decrease is primarily related to decreased interest income of $1.4 million and $3.8 million in the third quarter and first nine months of fiscal year 2025, respectively, based upon lower balances and yields on our excess cash and short-term investments in fiscal year 2025, compared to 2024. One of our consolidated ethanol plants recognized $0.5 million less in patronage income from an investment in a cooperative in the first nine months of 2025 ($0.7 million) compared to the first nine months of 2024 ($1.2 million). We do not expect patronage income from this investment in a cooperative to be significant in future periods.

As a result of the foregoing, income before income taxes was approximately $35.5 million and $39.5 million for the third quarters of fiscal year 2025 and 2024, respectively. Income before income taxes was approximately $61.2 million and $75.0 million for the first nine months of fiscal year 2025 and 2024, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $8.0 million and $9.4 million for the three months ended October 31, 2025 and 2024, respectively. Our income tax provision was approximately $13.7 million and $17.6 million for the first nine months of fiscal year 2025 and 2024, respectively.

As a result of the foregoing, net income was approximately $27.5 million for the third quarter of fiscal year 2025 compared to approximately $30.1 million for the third quarter of fiscal year 2024. Net income was approximately $47.5 million for the first nine months of fiscal year 2025 compared to approximately $57.4 million for the first nine months of fiscal year 2024.

Net income attributable to noncontrolling interests was approximately $4.1 million for the third quarter of fiscal year 2025 and $5.6 million for the third quarter of 2024. Net income attributable to noncontrolling interests was approximately $8.3 million for the first nine months of fiscal year 2025 and $10.3 million for the first nine months of fiscal year 2024. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders for the third quarter of fiscal year 2025 was approximately $23.4 million, compared to net income attributable to REX common shareholders of approximately $24.5 million for the third quarter of fiscal year 2024. Net income attributable to REX common shareholders from the first nine months of fiscal year 2025 was approximately $39.2 million, compared to net income attributable to REX common shareholders of approximately $47.1 million for the first nine months of fiscal year 2024.

Liquidity and Capital Resources

Summary of Cash Flows and Working Capital (in thousands)

	Nine Months Ended October 31,
	2025	2024
Net cash provided by operating activities	$64,047	$39,106
Net cash provided by investing activities	$47,455	$37,630
Net cash used in financing activities	$(35,753)	$(1,884)

	October 31, 2025	January 31, 2025
Working capital	$354,182	$385,376
Current ratio	7.2x	8.6x
36

Operating Activities

Net cash provided by operating activities was $64.0 million for the first nine months of fiscal 2025, compared to $39.1 million for the prior year period.

Operating cash flows for the nine-month period ended October 31, 2025 reflected net income of $47.5 million and non-cash adjustments of $17.2 million, consisted of depreciation, amortization of right-of-use assets, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on disposal of property and equipment. Additionally, Big River paid dividends of approximately $2.5 million during the first nine months of fiscal year 2025. These inflows were partially offset by various changes to working capital of $3.2 million during the first nine months of 2025, most significantly including:

●	Use of cash of approximately $9.0 million from the decrease in other liabilities as a result a reduction in the lease liability of $4.6 million from payments made during the year, a decrease in accrued payroll of approximately $3.2 million primarily related to the payment of the cash portion of the 2024 incentive bonuses, offset partially by the accrual of the 2025 incentive bonuses to be paid in 2026, and a decrease in both accrued utilities and accrued real estate taxes of approximately $0.5 million each
●	Use of cash of $5.9 million from the increase in accounts receivable as a result of the timing of products shipping and the receipt of customer payments at our consolidated ethanol plants
●	Cash provided of approximately $4.0 million from the decrease of inventory balances during the period
●	Cash provided of approximately $3.5 million to reflect the amount the recorded uncertain tax positions exceeded the remaining unused credits they are recorded against
●	Cash provided of $3.0 million due to a increase in accounts payable, primarily related to the timing of inventory receipts and vendor payments

In fiscal 2024, operating cash flow reflected net income of $57.4 million and non-cash adjustments of $20.3 million. Additionally, Big River paid dividends of approximately $3.0 million during the first nine months of fiscal year 2024. These inflows were partially offset by various changes to working capital of approximately $41.6 million, most significantly caused by:

●	Use of cash of approximately $21.6 million due to a decrease in accounts payable, primarily related to the timing of inventory receipts and vendor payments
●	Use of cash of approximately $12.6 million due to the increase in the balance of other assets primarily related to prepayments on certain executed lease agreements, offset by changes in the carrying value of forward purchase contracts and commodity futures positions recorded at fair value, decreases to spare parts inventory, and decreases to prepaid insurance balances
●	Use of cash of approximately $6.2 million from the decrease in other liabilities as a result a reduction in the lease liability of $4.0 million from payments made during the year, a decrease in accrued payroll of approximately $0.6 million primarily related to the payment of the 2023 incentive bonuses, offset partially by the accrual of the 2024 incentive bonuses to be paid in 2025, and a decrease in accrued utilities of approximately $1.3 million
●	Use of cash of approximately $2.1 million from the increase of inventory balances during the period
37

Investing Activities

Net cash provided by investing activities was $47.5 million in the first nine months of fiscal 2025 versus $37.6 million in the first nine months of fiscal 2024. In fiscal 2025, capital expenditures totaled $55.7 million, primarily at One Earth, which includes plant expansion and CI reduction projects ($33.2 million) and carbon sequestration ($2.8 million). Treasury activity provided net cash, as $129.0 million of purchases were more than offset by $232.0 million of maturities.

In the first nine months of fiscal 2024, capital expenditures were $55.4 million, primarily at One Earth, which includes plant expansion and CI reduction projects ($24.5 million) and carbon sequestration ($22.4 million). Treasury activity also provided net cash, as $210.3 million of purchases were offset by $303.0 million of maturities.

Financing Activities

Net cash used in financing activities was $35.8 million in the first nine months of fiscal 2025, including $33.4 million for stock repurchases, $2.3 million for payments to noncontrolling interests and $0.1 million in finance lease payments. In fiscal 2024, financing outflows were $1.9 million, solely for payments to noncontrolling interests.

Capital Resources

At October 31, 2025, working capital was $354.2 million with a current ratio of 7.2x. The Company continues to investigate various uses for our excess cash and short-term investments, including stock repurchases and potential investments in ethanol, energy, carbon sequestration, and agriculture-related ventures.

We expect total capital expenditures related to the construction at the One Earth facilities to approximate $220 million to $230 million, inclusive of the carbon sequestration project and plant capacity expansion and ongoing efforts to reduce CI scoring, which we currently plan to pay from our available cash. This estimate is subject to further refinement as the projects progress. As of October 31, 2025, we had spent $58.1 million since inception and were contractually committed to spend an additional $0.1 million toward the carbon sequestration project. As of October 31, 2025, we had spent $97.7 million since inception and were contractually committed to spend an additional $17.0 million toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $25 million to $35 million during the remainder of fiscal year 2025.

At October 31, 2025, 2,357,186 shares remained authorized for repurchase under the Company’s buyback program. Repurchases are generally made when management deems the shares to trade at a discount to intrinsic value.

38

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

39

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following October 31, 2025 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	308,000	Gallons	$47,058
Corn	106,600	Bushels	$39,978
Distillers Grains	732	Tons	$8,393
Distillers Corn Oil	100,000	Pounds	$5,131
Natural Gas	7,400	MmBtu	$2,340

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

40

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 3,000,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. At October 31, 2025, a total of 2,357,186 shares remained available to purchase under this authorization.

There were no share repurchases by the Company in the third quarter of fiscal year 2025.

Item 3. Defaults upon Senior Securities

Not Applicable

41

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed with this report:

31	Section 1350 Certifications

32	Section 1350 Certifications

101	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation
Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Chief Executive Officer)	December 4, 2025

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman))	Vice President, Finance and Treasurer (Chief Financial Officer)	December 4, 2025
43