Form 10-K
period 2026-01-31
REX AMERICAN RESOURCES Corp
filed 2026-03-30
CIK 744187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2026 COMMISSION FILE NO. 001-09097

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

At the close of business on July 31, 2025, the aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant (for purposes of this calculation, 2,311,509 shares beneficially owned by directors and executive officers of the registrant were treated as being held by affiliates of the registrant), was $743,279,294.

There were 32,937,718 shares of the registrant’s Common Stock outstanding as of March 27, 2026.

Documents Incorporated by Reference

Portions of REX American Resources Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 28, 2026 are incorporated by reference into Part III of this Form 10-K.

Commonly Used Defined Terms

Corporate Structure:

REX/the Company	REX American Resources Corporation, and its majority and wholly owned subsidiaries
NuGen	NuGen Energy, LLC – REX owns 99.7%
One Earth	One Earth Energy, LLC and subsidiaries – REX owns 76.1%
Big River	Big River, LLC, and subsidiaries – REX owns 10.3%
Industry Terms:
CI	Carbon Intensity
CO2	Carbon dioxide
DDGS	Dried distillers grains
E-10	Gasoline blended with up to 10% ethanol by volume
E-15	Gasoline blended with up to 15% ethanol by volume
E-85	Gasoline blended with up to 85% ethanol by volume
EACs	Energy Attribute Certificates
EISA	Energy Independence and Security Act of 2007
EPA	United States Environmental Protection Agency
FEOC	Foreign Entity of Concern
GHG	Greenhouse Gas
ICC	Illinois Commerce Commission
IRA	Inflation Reduction Act
IRC	Internal Revenue Code of 1986, as amended
IRC Section 45/Section 45	Internal Revenue Code § 45 - Electricity Produced from Certain Renewable Resources, etc.
IRS	Internal Revenue Service
LCFS	Low Carbon Fuel Standard
OBBBA	One Big Beautiful Bill Act
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFA	Renewable Fuels Association
RFS/RFS II	Renewable Fuel Standard/Renewable Fuel Standard II
RIN(s)	Renewable Identification Number(s)
RVOs	Renewable Volume Obligations
Section 45Q/45Q	Section 45Q of the Internal Revenue Code
Section 45Z/45Z	Section 45Z of the Internal Revenue Code
SB	Illinois Senate Bill
SAF	Sustainable Aviation Fuel
SRE(s)	Small Refinery Exemption(s)
USDA	United States Department of Agriculture
USMCA	United States-Mexico-Canada Agreement
Accounting and General Business Terms:
ASC	Accounting Standards Codification
ASC 280	ASC 280, “Segment Reporting”
ASC 323	ASC 323, “Investments-Equity Method and Joint Ventures”
ASC 360-05	ASC 360-05, “Impairment or Disposal of Long-lived Assets”
ASC 740	ASC 740, “Income Taxes”
ASC 815	ASC 815, “Derivatives and Hedging”
ASC 820	ASC 820, “Fair Value Measurements and Disclosures”
ASC 842	ASC 842, “Leases”
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
RSU	Restricted stock unit
SG&A	Selling, general, and administrative
TSR	Total shareholder return

Forward-Looking Statements

This Form 10-K contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, distillers corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, success in permitting and developing the planned carbon sequestration facility near the One Earth Energy ethanol plant, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations such as the OBBBA, the impact of U.S. foreign trade policy and tariffs, changes in foreign currency exchange rates, the effects of terrorism, wars and other conflicts, and the effect of pandemics on the Company’s business operations, including impacts on supplies, demand, personnel and other factors. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A.

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

References to “we”, “us”, “our”, “REX” or “the Company” refer to REX American Resources Corporation and its majority owned subsidiaries.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. We refer to our fiscal year by reference to the calendar year immediately preceding the January 31 fiscal year end date. For example, “fiscal year 2025” means the period February 1, 2025 to January 31, 2026.

Corporate History and Background

REX was incorporated in Delaware in 1984 as a holding company. Our principal offices are located at 7720 Paragon Road, Dayton, Ohio 45459. Our telephone number is (937) 276-3931.

In 2006, we started investing in ethanol production facilities. We are currently invested in three ethanol production entities – One Earth Energy, LLC, NuGen Energy, LLC, and Big River Resources, LLC. We own a majority interest in One Earth and NuGen.

General Overview

We reported net income attributable to REX common shareholders of approximately $83.0 million in fiscal 2025 compared to approximately $58.2 million in fiscal 2024. The current year has benefitted from reductions in our effective tax rate resulting from the impact of 45Z tax credits earned associated with our ethanol production. Gross profit in fiscal year 2025 was higher than fiscal year 2024, primarily a result of higher crush spreads. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $3.72 in August 2025 to a high of $5.02 in February 2025. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.50 in January 2026 to a high of $2.09 in September 2025.

The form and structure of our ethanol investments are tailored to the specific needs and goals of each project and the local farmer group or investor with whom we partner. We generally participate in the oversight of our projects through our membership on the board of managers of the limited liability companies that own the plants. We provide management oversight and direction with respect to most aspects of plant operations for our consolidated ethanol companies. We have equity investments in three entities engaged in the production of ethanol as of January 31, 2026. The following table is a summary of our ethanol entity ownership interests at January 31, 2026:

Entity	Location	REX’s Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	76.1%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	W. Burlington, IA Galva, IL Dyersville, IA Boyceville, WI	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 722 million gallons of ethanol over the twelve-month period ended January 31, 2026. REX’s effective ownership of ethanol gallons shipped for the twelve-month period ended January 31, 2026, was approximately 294 million gallons.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details on the Company’s ongoing carbon sequestration and plant expansion projects. These projects are part of the Company’s efforts to maximize the benefits of the federal 45Z tax credits and, subsequent to the expiration of the 45Z tax credits, federal 45Q tax credits, and are subject to ongoing regulatory changes.

We plan to seek and evaluate various investment opportunities including energy related, carbon sequestration, agricultural and other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities. We have a stock buyback program with an authorization level of an additional 2,357,186 shares at January 31, 2026 through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. We typically repurchase our common stock when our stock price is trading at prices we deem to be a discount to the underlying value of our net assets.

Ethanol Industry

Ethanol is a renewable fuel produced by processing corn and other biomass through a fermentation process that creates combustible alcohol that can be used as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. The majority of ethanol produced in the United States is made from corn because of its wide availability and ease of convertibility from large amounts of carbohydrates into glucose, the key ingredient in the fermentation process that is used in producing alcohol. Ethanol production can also use feedstocks such as grain sorghum, switchgrass, wheat, barley, potatoes and sugarcane as carbohydrate sources. Most domestic ethanol plants have been located near large corn production areas, such as Illinois, Indiana, Iowa, Minnesota, Nebraska, Ohio and South Dakota. Railway access and interstate access are vital for ethanol facilities due to the large amount of raw materials and finished goods required to be shipped to and from the facilities. An adequate supply of natural gas is key to maintaining optimal operating levels.

According to the RFA, the United States ethanol industry produced an estimated 16.4 billion gallons of ethanol in 2025, compared to 16.1 billion gallons in 2024, and approximately 2.2 billion gallons were estimated to have been exported from the United States in 2025. According to the RFA, the United States ethanol industry consists of 198 plants in 24 states with an annual capacity of approximately 18.5 billion gallons of ethanol production.

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

The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. On March 27, 2026, the EPA issued RVOs for 2026 and 2027 of 15.0 billion gallons of conventional ethanol for each year.

The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes fewer than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the United States Department of Energy and the USDA, can grant the refiner a full or partial waiver, or deny the waiver. The waiving of a refiner’s obligation effectively lowers the amount of renewable fuels required to be blended, and by extension the amount of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple ongoing legal challenges to how the EPA has handled SREs and RFS rulemaking. On August 22, 2025, the EPA ruled on much of the backlog of SREs, issuing 63 full exemptions, 77 partial exemptions of 50%, 28 denials and 7 ruled as ineligible. On November 7, 2025, the EPA issued two 100% waivers, twelve 50% waivers and two denials. As of March 19, 2026, there were 37 SRE petitions pending from compliance years 2023-2025.

Ethanol Production

The plants in which we have invested are designed to use the dry milling method of producing ethanol. In the dry milling process, the entire corn kernel is first ground into flour, which is referred to as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, chemicals and water, and then placed in a high-temperature cooker. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with a denaturant, such as natural gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above-described process, the principal by-product produced by the dry milling process is dry distillers grains with solubles, or DDGS. DDGS is sold as a protein used in animal feed, which utilizes a portion of the corn value not absorbed in ethanol production. Depending on market and operating conditions, we may also sell modified distillers grains, or wet distillers grains, by removing less liquid content compared to DDGS. We also generate revenues from the sale of distillers corn oil produced at our facilities. Distillers corn oil is sold to the animal feed market, as well as biodiesel and other chemical markets.

The Primary Uses of Ethanol

Blend component. Today, much of the ethanol blending in the U.S. is done to meet the RFS. Most regular gasoline is produced using blendstock with an octane rating of 84, which is then increased to 87 (the minimum octane rating required in most states) by adding 10% ethanol according to the RFA. The industry is attempting to expand ethanol blending above the current 10% for most vehicles in use. The EPA has approved the use of E-15, which has an octane rating of 88, in gasoline for cars, SUV’s and light duty trucks made in 2001 and later. Previously, the EPA had not granted E-15 the same Reid vapor pressure waiver as E-10 so it could only be sold from September 16 through May 31 for those vehicles in most markets. The EPA issued emergency waivers to allow the sale of E-15 for the summer months in the years 2022 through 2026. Eight Midwest states (Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota, and Wisconsin) petitioned the EPA to allow year-round sales of E-15 in their states. The EPA approved this request beginning in 2025 but will consider requests from individual states to delay implementation by one year. Ohio and South Dakota previously requested a one-year delay, which the EPA has approved. Ohio has since opted out of the agreement.

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

Refined Coal Facility

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applied two separate chemicals to convert feedstock coal into refined coal, which was sold to the end user of the refined coal. The refined coal operating results were subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the IRC. We ceased operating the facility on November 18, 2021 and subsequently sold the facility. The federal production tax credits received through ownership of this facility, approximately $58.2 million, remain under IRS audit. That audit is in the process of being finalized, with the Company expecting to retain all federal production tax credits claimed.

Facilities

As of our fiscal year end, our consolidated ethanol entities owned a combined 1,591 acres of land and two facilities that shipped a combined quantity of approximately 294 million gallons of ethanol in fiscal year 2025. We also own our corporate headquarters office building, consisting of approximately 7,500 square feet, located in Dayton, Ohio.

Human Capital Resources

The attraction, retention and development of employees is critical to our success. We accomplish these objectives through a variety of actions, including our competitive compensation policies, discretionary stock award programs, training initiatives, and growth opportunities within our Company. At January 31, 2026, we had 132 employees at our two consolidated ethanol plants and at our corporate headquarters. None of our employees are represented by a labor union. We expect this employment level to remain relatively stable, subject to changes upon startup of the carbon sequestration facility. We consider our relationship with our employees to be good.

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

The price of corn is influenced by weather conditions and other factors affecting crop yields, transportation costs, farmer planting decisions including input costs, exports, foreign production, the value of the U.S. dollar, and general domestic and foreign economic, market and regulatory factors, including, but not limited to, the impacts from the Russian-Ukraine and Middle Eastern conflicts as well as other conflicts and political unrest, both foreign and domestic. These factors include government policies and subsidies with respect to agriculture, international trade and tariffs, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the production and/or supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the business of our ethanol plants, to include intermittent production slowdowns or stoppages. Increasing domestic ethanol production could boost the demand for corn and result in increased corn prices. International demand for corn could also result in higher or lower corn prices. Our ethanol plants may also have difficulty, from time to time, in physically sourcing corn on economic terms due to regional supply shortages, transportation issues, delays in farmer marketing decisions or unfavorable local pricing. Such a shortage or price impact could require our ethanol plants to suspend operations which would have a material adverse effect on our consolidated results of operations.

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

Our ethanol plants rely upon third parties for their supply of natural gas, which is consumed as fuel in the production process. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond the ethanol plants’ control, such as weather conditions, overall economic conditions, export market, governmental regulation and foreign and domestic relations, including, but not limited to, the impacts from the Russian-Ukraine and Middle Eastern conflicts. Significant disruptions in the supply of natural gas could impair or completely prevent the ethanol plants’ ability to economically manufacture ethanol for their customers. Furthermore, increases in natural gas prices may adversely affect results of operations and financial position at our ethanol plants.

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

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are made. Historically, sales prices for distillers grains have tracked along with the price of corn and soybean meal. However, there have been instances when price increases for distillers grains have lagged increases in corn prices.

The production of distillers grains has increased as a result of increases in dry mill ethanol production in the United States. This could lead to price declines in what we can sell our distillers grains for in the future. Such declines could have a material adverse effect on our results of operations.

Pricing of distillers corn oil is primarily driven by the demand from renewable diesel, biodiesel, and to some extent, synthetic aviation fuel markets. Distillers corn oil is marketed as a low-carbon feedstock to be used in these markets which may see expanded demand due to the extended blending tax credit, credits included in the IRA and LCFS markets, resulting in an impact to distillers corn oil demand. With a lower CI score, distillers corn oil may see improved pricing compared to heating oil and soybean oil, which it has traditionally tracked closely in price. Alternatively, other feedstocks such as cooking oil and animal fats, with lower CI scoring, could be preferred over distillers corn oil. A decrease in the price of or demand for distillers corn oil could negatively impact our results of operations.

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

The United States exported an estimated 2.2 billion gallons of ethanol in 2025, up from approximately 1.9 and 1.4 billion gallons in 2024 and 2023, respectively. 36% of the 2025 exports of ethanol were sold in Canada. Further, in 2025 and 2024, an estimated 11.6 and 12.1 million metric tons, respectively, of distillers grains were exported by the United States, which represented approximately 36% and 37% in 2025 and 2024, respectively, of U.S production. Of the total United States exports of distillers grains in 2025, 20% were exported to Mexico. If producers and exporters of ethanol and distillers grains are subjected to trade restrictions, or additional duties or tariffs are imposed on U.S. exports, particularly by Canada and Mexico, it may make it uneconomical to export these products. The industry has experienced various trade policy disputes, tariffs and investigations in foreign countries that have adversely impacted the international demand for our products. Reduced international demand could lead to further oversupply and reduce pricing.

Increased ethanol production or decreases in demand for ethanol may result in excess production capacity in the ethanol industry, which may cause the price of ethanol, distillers grains and distillers corn oil to decrease.

According to the RFA, domestic ethanol production capacity is approximately 18.5 billion gallons per year. Under RFS II, there were mandated volumes through 2022 for conventional and advanced biofuels. After 2022, RFS volumes are to be determined by the EPA in coordination with the Secretaries of Energy and Agriculture. The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025. In addition, for 2023 the EPA restored 250 million gallons previously waived. On March 27, 2026, the EPA issued RVOs for 2026 and 2027 of 15.0 billion gallons of conventional ethanol for each year. The excess capacity over the EPA proposed volumes could have an adverse effect on the results of our operations. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive could result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

A decrease in demand for ethanol may also result in excess capacity, which could result from a number of factors, including, but not limited to, regulatory developments, reduced U.S. gasoline consumption, and increases in gasoline prices. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage or acquire non-gasoline powered vehicles. In addition, decreased overall economic activity could also lead to reduced gasoline consumption.

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

There are limited markets for ethanol other than what is federally mandated. Increased consumer acceptance of E-15 and E-85 fuel is likely necessary in order for ethanol to achieve significant market share growth beyond federal mandate levels.

Consumer demand for gasoline may be impacted by emerging transportation trends, such as hybrid and electric vehicles. Some automobile manufacturers have announced plans to phase out internal combustion engine production by the mid-2030s. There also have been pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California, which several states are imitating. If realized, these bans would accelerate the decline of liquid fuel demand and by extension demand for ethanol, biodiesel and renewable diesel. Recent federal legislation seeks to address the ever-increasing demand for electric vehicle infrastructure. Reduced demand for ethanol could cause our results of operations to be materially impacted.

We may not successfully develop our planned carbon sequestration facility near the One Earth Energy ethanol plant.

The Company has committed significant time and resources towards a carbon sequestration project near the One Earth Energy ethanol plant. The completion and start-up of this project requires numerous government approvals. If we are not successful in obtaining all these approvals, we may not be able to complete this project and could result in a significant write off of our commitments and investment, which totals approximately $58.9 million as of our most recent year-end. Recent delays in permitting could result in increased costs to complete the project.

If we are not successful on this project, our ethanol plant could be at a disadvantage in the industry as our inability to sequester our carbon could result in a higher CI score than our competitors if they are able to sequester their carbon. If we are unable to reduce our CI score, we may not be able to participate in the state and federal clean fuel programs, including federal tax credits outlined in the IRA and OBBBA.

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

We have secured land easements from all necessary landowners to allow the construction of the CO2 connector pipeline on their land from the ethanol plant to the first two injection wells for our carbon sequestration project near the One Earth Energy ethanol facility. We also have landowner subsurface easements for the first injection well with capacity sufficient to allow for carbon sequestration for our One Earth plant for an estimated 15 years. In July 2024, the governor of Illinois signed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act. This legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date federal CO2 pipeline safety standards are finalized by the federal PHMSA or, subject to certain other conditions, July 1, 2026. As a result of this legislation, the ICC dismissed our pipeline application without prejudice, and we will be required to resubmit an application after rules are finalized or subsequent to July 1, 2026. The delays and additional requirements imposed as a result of this act could have an adverse impact on the cost and completion of our project.

In March 2025, South Dakota enacted a law that bans the use of eminent domain in connection with carbon dioxide pipelines. In addition, in March 2026, a North Dakota Court voided the permits issued to Summit Carbon Solutions for underground storage of carbon dioxide as the Court has deemed the law the permits were issued under to be unconstitutional. Our NuGen ethanol plant has a contract to be a part of this project. Summit Carbon Solutions is analyzing the decision and is contemplating next steps. These actions could make the sequestration project for the NuGen facility more difficult for Summit Carbon Solutions to complete.

Our ability to generate 45Z production tax credits involves regulatory and market uncertainties.

We expect our consolidated ethanol plants will be able to claim 45Z tax credits for 2025 based on current laws and proposed regulations. Guidelines issued by the U.S. Department of Treasury are still being finalized. Costs associated with 45Z compliance, including prevailing wage and apprenticeship requirements, could become material. Changes in these requirements, as well as changes in CI score modeling, could have a material impact on the amount of credits we are able to claim.

45Z tax credits can be utilized by the taxpayer to reduce income tax payments or the credits can be monetized externally. Fluctuations in demand, uncertainty within the tax credit market and changes in regulations can all impact our ability to monetize the credits, or impact the value at which the credits can be monetized.

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

The renewable fuel standard program was authorized under the Energy Policy Act of 2005 and was expanded under the EISA. EISA increased the amount of renewable fuel required to be blended into gasoline with RFS II and required a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015 through 2022, with no specified volume subsequent to 2022. After 2022, RFS volumes are to be determined by the EPA in coordination with the Secretaries of Energy and Agriculture. The EPA has the authority to assign the mandated amounts of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II has been a primary factor in the growth of ethanol usage. Over the past several years various pieces of legislation have been introduced to the U.S. Congress that were intended to reduce or eliminate ethanol blending requirements. To date, none of the bills have been successful but they are an indication of the continued effort to undermine the EISA.

The EPA has set conventional renewable fuel volumes of 15.0 billion gallons for 2023 through 2025. Additionally, for 2023, the EPA restored 250 million gallons previously waived. On March 27, 2026, the EPA issued RVOs for 2026 and 2027 of 15.0 billion gallons of conventional ethanol for each year.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. As a result of fluctuations in RINs pricing, certain obligated parties have petitioned the EPA and filed court actions to change the point of obligation or to seek relief from their obligation. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes fewer than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the United States Department of Energy and the USDA, can grant the refiner a full or partial waiver, or deny the waiver. The waiving of a refiner’s obligation effectively lowers the amount of renewable fuels required to be blended, and by extension the amount of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple ongoing legal challenges to how the EPA has handled SREs and RFS rulemaking. On August 22, 2025, the EPA ruled on much of the backlog of SREs, issuing 63 full exemptions, 77 partial exemptions of 50%, 28 denials and 7 ruled as ineligible. On November 7, 2025, the EPA issued two 100% waivers, twelve 50% waivers and two denials. As of March 19, 2026, there were 37 SRE petitions pending from compliance years 2023-2025.

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

Our ethanol plants emit various airborne pollutants as by-products of the ethanol production process, including carbon dioxide (a greenhouse gas). In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuel Standard program. We believe our plants are grandfathered up to certain operating capacity, but plant expansion requires us to meet a 20% threshold reduction in GHG emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. To further expand our plant capacity, we may be required to obtain additional permits, install advanced technology equipment, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps in order to comply with future laws or regulations. Compliance with future laws or regulations with respect to emissions of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulations of carbon dioxide, could be costly and may prevent us from operating our plants at full capacity or as profitably, which may have a negative impact on our financial performance. We also face the risk of ethanol production above our grandfathered capacity not qualifying for RINs if the plants do not meet certain emission requirements.

The California Air Resources Board adopted a LCFS requiring a 10% reduction in GHG emissions from transportation fuels. An Indirect Land Use Charge is included in this lifecycle GHG emission calculation. This standard could have an adverse impact on the market for corn-based ethanol in California if corn-based ethanol fails to achieve lifecycle GHG emission reductions and in other states if they adopt similar standards. This could have a negative impact on our financial performance.

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

An estimated 36% of distillers grains produced in the United States were exported in 2025. The price of distillers grains has benefitted from the exports of the product. In recent years, certain countries have refused to import U.S. distillers grains for a variety of reasons. If export shipments are rejected or delayed, the market price for distillers grains would be negatively impacted, which would have a negative impact on our ethanol results of operations.

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

We are exposed to potential business disruption from factors outside our control, including natural disasters, severe weather conditions, accidents, pandemic diseases, wars and other conflicts, tariffs, and unforeseen operational failures any of which could negatively affect our transportation operations and could adversely affect our cash flows and operating results.

Potential business disruption in available transportation due to natural disasters, severe weather conditions, international wars and other conflicts, the outbreak of a pandemic disease, significant track damage resulting from a train derailment, strikes or other interruptions by our transportation providers could result in delays in procuring and supplying raw materials to our ethanol facilities, or transporting ethanol and distillers grains to our customers. Such business disruptions may result in our inability to meet customer demand or contract delivery requirements, as well as the potential loss of customers.

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

Risks Related to our Former Refined Coal Operations

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

We used patented technology.

As part of the operations, we paid a license fee for patented technology. If we or our third-party operator are subject to patent infringement claims, we may incur legal fees to defend our position and be subject to additional costs and fees.

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

We use significant judgments, estimates and interpretation and application of complex tax laws in preparing the tax returns we file, and the positions contained therein. We believe that our tax return positions are fully supportable. However, certain positions may be successfully challenged by federal, state and local jurisdictions. We are currently in the process of finalizing a federal income examination related to tax credits claimed for the years ended January 31, 2015 through 2022 and believe our financial statements reflect the agreed upon outcome of the examination.

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

As of January 31, 2026, we had not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

Information About Our Executive Officers

Set forth below is certain information about each of our executive officers.

Name	Age	Position

Stuart Rose	71	Executive Chairman of the Board*
Zafar Rizvi	76	Chief Executive Officer and President*
Douglas Bruggeman	65	Vice President-Finance, Chief Financial Officer and Treasurer
Edward Kress	76	Secretary*

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

As of March 27, 2026, there were 58 holders of record of our common stock, including shares held in nominee or street name by brokers which, in turn, hold shares of stock for numerous beneficial owners.

Dividend Policy

The Company has no history of paying cash dividends on our common stock.

Issuer Purchases of Equity Securities

On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 3,000,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. At January 31, 2026, a total of 2,357,186 shares remained available to purchase under this authorization.

There were no share repurchases in the fourth quarter of fiscal year 2025.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock against the cumulative total return of the S&P 500 Stock Index and a peer group comprised of Alto Ingredients, Inc. and Green Plains, Inc. for the period commencing January 31, 2021 and ended January 31, 2026. The graph assumes an investment of $100 in our Common Stock and each index on January 31, 2021 and reinvestment of all dividends.

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

We reported net income attributable to REX common shareholders of approximately $83.0 million in fiscal 2025 compared to approximately $58.2 million in fiscal 2024. The current year has benefitted from reductions in our effective tax rate resulting from the impact of 45Z tax credits earned associated with our ethanol production. Gross profit in fiscal year 2025 was higher than fiscal year 2024, primarily a result of higher crush spreads. The two largest drivers of ethanol profitability are corn and ethanol pricing, both of which experienced significant volatility within the year. Chicago Board of Trade corn prices per bushel ranged from a low of $3.72 in August 2025 to a high of $5.02 in February 2025. S&P Global Platts ethanol pricing per gallon ranged from a low of $1.50 in January 2026 to a high of $2.09 in September 2025.

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth Energy, LLC, is in the developmental stage of a carbon sequestration project near the One Earth Energy ethanol plant. In October 2022, we applied to the EPA for a Class VI injection well permit for three wells, and we continue to provide information to the EPA during the technical review of our application. We currently expect the EPA to prepare a draft permit by May 2026 and make a final permit decision during the third quarter of 2026, according to the EPA’s Class VI Permit Tracker Dashboard on their website. We also must obtain certain state and county permits for the sequestration site and connector pipeline. We have completed the construction of the capture and compression facility to capture, dehydrate, and compress carbon dioxide from the One

Earth ethanol plant to a state suitable for sequestration. Testing has not yet been completed and we cannot begin construction of the CO2 connector pipeline between the One Earth ethanol plant and the sequestration site or a sequestration well until further permits and approvals are received.

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

The IRA created a new Clean Fuel Production Credit, available for calendar years 2025 – 2027 which, based on proposed rulemaking by the United States Department of Treasury, established a tax credit that utilizes a sliding scale where credits can be earned incrementally between $0.02 and $0.20, or $0.10 and $1.00 if prevailing wage and apprenticeship requirements are met, per gallon of non-SAF fuels based on an ethanol plant’s GHG reduction below a 50 CI score threshold, with the first two or ten cents earned upon achieving a CI score below 47.5, to incentivize further increases in plant efficiencies within the industry. In July 2025, Congress passed the OBBBA, which was subsequently signed into law by the President. The law extended the time period which 45Z credits can be claimed by two years, through December 31, 2029. The U.S. Department of the Treasury issued proposed rules on February 3, 2026 on qualification for 45Z tax credits. Based on these proposed regulations, we recognized approximately $28.1 million in 45Z tax credits through our consolidated subsidiaries for fiscal 2025.

We currently budget capital expenditures for both the expansion and sequestration projects at One Earth to be approximately $220 million to $230 million, subject to further refinement as we move forward. We plan to pay for all expenditures from available cash. As of January 31, 2026, we had spent $58.4 million since inception toward the carbon sequestration project and were contractually committed to spend an additional $0.6 million. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q, based on tons of carbon sequestered, and section 45Z, based on gallons of ethanol produced, as provided in the IRA and OBBBA. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. As of January 31, 2026, we had spent $107.6 million since inception and were contractually committed to spend an additional $15.5 million toward plant capacity expansion and ongoing efforts to reduce our CI scoring at One Earth.

In May 2023, NuGen, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the CO2 output of its ethanol production facility for sequestration, as well as to reduce its net carbon emissions. In March 2025, South Dakota enacted a law that bans the use of eminent domain in connection with CO2 pipelines. In addition, in March 2026, a North Dakota Court voided the permits issued to Summit Carbon Solutions for underground storage of carbon dioxide as the Court has deemed the law the permits were issued under to be unconstitutional. Summit Carbon Solutions is analyzing the decision and is contemplating next steps. These actions could make the sequestration project for the NuGen facility more difficult for Summit Carbon Solutions to complete.

We plan to seek and evaluate various investment opportunities including energy related, carbon sequestration, agricultural and other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Ethanol Investments

In fiscal year 2006, we entered the ethanol industry by investing in several entities organized to construct and subsequently operate ethanol producing plants. We are invested in three entities as of January 31, 2026, utilizing equity investments.

The following table is a summary of our ethanol entity ownership interests at January 31, 2026:

Entity	Location	REX’s Current Ownership Interest
One Earth Energy, LLC	Gibson City, IL	76.1%
NuGen Energy, LLC	Marion, SD	99.7%
Big River Resources, LLC: Big River Resources W Burlington, LLC Big River Resources Galva, LLC Big River United Energy, LLC Big River Resources Boyceville, LLC	W. Burlington, IA Galva, IL Dyersville, IA Boyceville, WI	10.3% 10.3% 5.7% 10.3%

The three entities own a total of six ethanol production facilities, which in aggregate shipped approximately 722 million gallons of ethanol over the twelve-month period ended January 31, 2026. REX’s effective ownership of ethanol gallons shipped for the twelve-month period ended January 31, 2026, was approximately 294 million gallons.

Trends and Uncertainties

Renewable Fuel Standard II, established in October 2010, has been an important factor in the growth of ethanol usage in the United States. There has been much uncertainty in the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes fewer than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the United States Department of Energy and the USDA, can grant the refiner a full or partial waiver, or deny the waiver. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes fewer than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the United States Department of Energy and the USDA, can grant the refiner a full or partial waiver, or deny the waiver. The waiving of a refiner’s obligation effectively lowers the amount of renewable fuels required to be blended, and by extension the amount of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple ongoing legal challenges to how the EPA has handled SREs and RFS rulemaking. On August 22, 2025, the EPA ruled on much of the backlog of SREs, issuing 63 full exemptions, 77 partial exemptions of 50%, 28 denials and 7 ruled as ineligible. On November 7, 2025, the EPA issued two 100% waivers, twelve 50% waivers and two denials. As of March 19, 2026, there were 37 SRE petitions pending from compliance years 2023-2025.

The EPA has issued RVOs for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. On March 27, 2026, the EPA issued total RVOs for 2026 and 2027 of 15.0 billion gallons of conventional ethanol for each year.

The EPA recently issued emergency waivers allowing the sale of E-15 gasoline for the 2026 summer months. 2026 will represent the fifth consecutive year for these emergency waivers. The EPA has not granted E-15 the same Reid vapor pressure waiver as E-10, so absent the emergency waivers, E-15 may not be sold in most states from June 1 to September 15.

The IRA, signed into law on August 16, 2022, created a new Clean Fuel Production Credit, section 45Z, originally available for years 2025 to 2027. Based on proposed rulemaking by the United States Department of Treasury, the Clean Fuel Production Credit will be established utilizing a sliding scale where tax credits may be earned incrementally between $0.02 and $0.20, or $0.10 and $1.00 if prevailing wage and apprenticeship requirements are met, per gallon of non-SAF fuels based on a plant’s GHG reduction below a 50 CI score threshold, with the first two or ten cents earned upon achieving a CI score below 47.5. The IRA also raises the carbon capture tax credit from $50 per metric ton to $85 per metric ton, under section 45Q. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available.

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

We have secured land easements from all necessary landowners to allow the construction of the CO2 connector pipeline on their land from the ethanol plant to the first two injection wells for our carbon sequestration project near the One Earth Energy ethanol facility. We also have landowner subsurface easements for the first injection well with capacity sufficient to allow for carbon sequestration for our One Earth plant for an estimated 15 years. The Illinois General Assembly passed the Safety and Aid for the Environment in Carbon Capture and Sequestration Act (SB 1289), which was signed by the Governor in July 2024. The legislation imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the legislation imposes a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date new federal CO2 pipeline safety standards are finalized by the federal PHMSA or, subject to certain other conditions, July 1, 2026.

Illinois Senate Bill 1723 was signed into law by the Governor on August 1, 2025. SB 1723 prohibits carbon sequestration activities over, under, or through an aquifer as defined by the EPA. The proposed injection wells for our carbon sequestration project are located outside of these areas.

Although we have made meaningful progress and significant investments in the carbon sequestration project at One Earth, we continue to work with the various government agencies involved to obtain all required permits and approvals, with no assurance of the ultimate success or timing of the project.

The United States exported an estimated 2.2 billion gallons of ethanol in 2025, up from approximately 1.9 and 1.4 billion gallons in 2024 and 2023, respectively. In 2025 and 2024, an estimated 11.6 and 12.1 million metric tons, respectively, of distillers grains were exported from the United States, which represented approximately 36% and 37% in 2025 and 2024, respectively, of U.S production. There has been much discussion around proposed and recently enacted tariffs by the United States and counter-tariffs and other trade restriction involving countries which have been large purchasers from our industry in the United States.

Should these trends and uncertainties continue, our future operating results could be impacted.

Results of Operations

The following table summarizes our results from operations (amounts in thousands):

	Fiscal Year
	2025	2024

Net sales and revenue	$650,487	$642,491
Cost of sales	556,781	551,014
Gross profit	$93,706	$91,477

Income before income taxes	$88,572	$92,872

Benefit (provision) for income taxes	$6,502	$(21,386)

Net income attributable to REX common shareholders	$82,951	$58,167

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Fiscal Year
	2025	2024

Ethanol	$504,416	$496,411
Dried distillers grains	88,156	101,432
Distillers corn oil	52,382	38,999
Modified distillers grains	5,388	4,896
Derivative financial instruments (losses) gains	(254)	424
Other	399	329
Total	$650,487	$642,491

The following table summarizes selected operating data:

	Fiscal Year
	2025	2024

Average selling price per gallon of ethanol (net of hedging)	$1.74	$1.71
Gallons of ethanol sold (in millions)	290.0	289.7
Average selling price per ton of dried distillers grains	$144.06	$160.37
Tons of dried distillers grains sold	611,929	632,469
Average selling price per pound of distillers corn oil	$0.54	$0.44
Pounds of distillers corn oil sold (in millions)	97.0	88.1
Average selling price per ton of modified distillers grains	$65.82	$69.93
Tons of modified distillers grains sold	81,861	70,013

Comparison of Fiscal Years 2025 and 2024 (Consolidated Results)

Net Sales and Revenue – Net sales and revenue in the year ended January 31, 2026 increased approximately 1%, or $8.0 million, compared to the year ended January 31, 2025.

Ethanol sales increased in fiscal year 2025 compared to fiscal year 2024 as the average price per gallon increased 2%, along with gallons sold remaining steady compared to the prior period. Ethanol pricing is affected by many factors, including overall market supply and demand, as well as corn and gasoline pricing.

Dried distillers grains sales decreased in fiscal year 2025 compared to fiscal year 2024, decreasing 13% year-over-year, as the average price per ton sold decreased 10%, as well as a decrease in tons sold of 3%. The decrease in the dried distillers grains selling price is consistent with recent quarters and reflects an extended period of lower corn pricing as dried distillers grains prices often correlate with corn pricing. The decrease in tons sold was impacted by increased production levels of other ethanol by-products.

Distillers corn oil sales increased 34% in fiscal year 2025 compared to fiscal year 2024 as the average selling price per pound increased approximately 23% and the amount of pounds sold increased 10%. The corn oil yield per bushel ground improved at our consolidated ethanol plants in fiscal 2025 relative to the comparable period in fiscal 2024. The increase in the distillers corn oil selling price resulted primarily from fluctuations in demand in the renewable biodiesel market.

Modified distillers grains sales increased 10% in fiscal year 2025 compared to fiscal year 2024 as the amount of tons sold increased 17%, offset partially by a 6% decrease in the average selling price per ton sold. The decrease in the modified distillers grains selling price resulted primarily from an extended period of lower corn prices, as prices tend to move in the same direction but are also impacted by changes in local market demand. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

Losses on derivative financial instruments were $0.3 million in fiscal year 2025, compared to gains of $0.4 million in fiscal year 2024. Gains and losses are related to our risk management activities and were impacted by the price movements and types of contracts entered into at our consolidated ethanol plants.

Cost of Sales – Cost of sales for fiscal year 2025 increased approximately $5.8 million, or 1%, over fiscal year 2024. Corn accounted for approximately 74% ($411.5 million) of our cost of sales during fiscal year 2025 compared to approximately 76% ($416.4 million) during fiscal year 2024. The cost of corn decreased due to lower corn prices, while the amount of bushels used remained stable year over year. Natural gas accounted for approximately 5% ($29.0 million) of our cost of sales during fiscal year 2025 compared to approximately 4% ($22.6 million) during fiscal year 2024.

Gross Profit – As a result of the foregoing, gross profit for fiscal year 2025 increased approximately $2.2 million, or 2%, from fiscal year 2024. Gross profit in fiscal year 2025 was approximately 14.4% of net sales and revenue, versus approximately 14.2% of net sales and revenue in fiscal year 2024.

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

Selling, General and Administrative (“SG&A”) Expenses – SG&A expenses for fiscal year 2025 were approximately $32.6 million (5.0% of net sales and revenue), an increase of approximately $5.5 million or 20% from approximately $27.1 million (4.2% of net sales and revenue) for fiscal year 2024. The dollar increase compared to the prior year is primarily related to a $2.0 million increase in performance bonuses due to the increase in net income and recording unpaid stock bonuses at fair value. Additionally, there was a $1.4 million increase related to the lease of railcars. Approximately $1.1 million was accrued in fiscal 2025 for costs associated with 45Z tax credits, including the planned purchase of EACs.

Equity in Income of Unconsolidated Ethanol Affiliates – During fiscal years 2025 and 2024, we recognized income of approximately $12.5 million and $9.4 million, respectively, from our equity investment in Big River Resources, LLC (“Big River”). Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.6 million gallons of ethanol shipped in the trailing twelve months ended January 31, 2026.

We expect the operating experience of Big River to be generally consistent with the trends in crush spread margins described in the “Overview” section as Big River’s results are dependent on the same industry dynamics as our other ethanol investments (ethanol, corn, dried distillers grains and natural gas pricing).

Interest and Other Income – Interest and other income for fiscal year 2025 was approximately $15.0 million compared to approximately $19.2 million for fiscal year 2024. The decrease is primarily related to decreased interest income of $4.6 million in fiscal year 2025 based upon lower average balances and yields on our excess cash and short-term investments in fiscal year 2025, compared to 2024. One of our consolidated ethanol plants recognized $0.5 million less in patronage income from an investment in a cooperative in fiscal 2025 ($0.7 million) compared to fiscal 2024 ($1.2 million). We do not expect patronage income from this investment in a cooperative to be significant in future periods. These decreases in interest and other income were partially offset by $1.2 million in interest income recorded in fiscal 2025, owed from the IRS as part of the finalization of the IRS audit over refined coal and research and experimentation tax credits.

Income Before Income Taxes – As a result of the foregoing, income before income taxes was approximately $88.6 million for fiscal year 2025 versus approximately $92.9 million for fiscal year 2024.

Provision for Income Taxes – Our effective tax rate was a benefit of 7.3% and a provision of 23.0% for fiscal years 2025 and 2024, respectively. Our effective rate is impacted by the noncontrolling interests of the companies we consolidate, as we recognize 100% of their income or loss before income taxes and noncontrolling interests and only provide an income tax provision or benefit for our portion of the subsidiaries’ income or loss. During fiscal 2025, our effective tax rate decreased by 31.8% (approximately $28.1 million) as a result of 45Z tax credits earned by our ethanol facilities as a result of their qualified ethanol production after the purchase of EACs. During both fiscal years 2025 and 2024, our effective tax rate increased 2.7% and 2.2%, respectively (approximately $2.4 million and $2.1 million, respectively), as a result of section 162M compensation limitations. The impact of the effective settlement of the IRS audits during fiscal 2025 related to the refined coal tax credits and the research and experimentation credits resulted in an increase to our effective tax rate of 1.3% (approximately $1.2 million).

Net Income – As a result of the foregoing, net income was approximately $95.1 million for fiscal year 2025 versus approximately $71.5 million for fiscal year 2024.

Net Income Attributable to Noncontrolling Interests – Income attributable to noncontrolling interests was approximately $12.1 million and $13.3 million during fiscal years 2025 and 2024, respectively, and represents the other owners’ share of the income of NuGen and One Earth.

Net Income Attributable to REX Common Shareholders – As a result of the foregoing, net income attributable to REX common shareholders was approximately $83.0 million for fiscal year 2025 compared to $58.2 million for fiscal year 2024.

Comparison of Fiscal Years 2024 and 2023

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

Summary of Cash Flows and Working Capital (amounts in thousands):

	Year Ended January 31,
	2026	2025
Net cash provided by operating activities	$117,829	$64,192
Net cash used in investing activities	$(87,691)	$(72,860)
Net cash used in financing activities	$(37,659)	$(18,474)

	January 31, 2026	January 31, 2025
Working capital	$372,451	$385,376
Current ratio	5.9x	8.6x

Capital Resources

At January 31, 2026, working capital was $372.5 million with a current ratio of 5.9x. Our cash and short-term investments balance of approximately $375.8 million at January 31, 2026 included approximately $336.5 million held by One Earth and NuGen. We expect that One Earth and NuGen will use a majority of their cash for working capital needs, capital expenditures, general corporate purposes and dividend payments. We expect our equity method investee to limit the payment of dividends based upon their working capital and capital expenditure needs, as well as restricting dividends pursuant to the terms of various loan agreements. None of our consolidated subsidiaries or the parent company have restricted net assets related to loan agreements at January 31, 2026.

We are investigating various uses of our excess cash We expect total capital expenditures related to the construction at the One Earth facilities to approximate $220 million to $230 million, inclusive of the carbon sequestration project and plant capacity expansion and ongoing efforts to reduce CI scoring, which we currently plan to pay from our available cash. This estimate is subject to further refinement as the projects progress. As of January 31, 2026, we had spent $58.4 million since inception and were contractually committed to spend an additional $0.6 million toward the carbon sequestration project. As of January 31, 2026, we had spent $107.6 million since inception and were contractually committed to spend an additional $15.5 million toward plant capacity expansion and CI scoring reduction efforts. For all projects, we plan to spend $70 million to $80 million during fiscal year 2026.

We have a stock buyback program in place. On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 3,000,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. During fiscal year 2025, we purchased 1,651,252 shares for $32.9 million. After these repurchases, a total of 2,357,186 shares remained available to purchase under existing board authorization at January 31, 2026. Repurchases are generally made when management deems the shares are trading at a discount to intrinsic value.

We plan to seek and evaluate various investment opportunities including ethanol and/or energy related, carbon sequestration related, agricultural or other ventures we believe fit our investment criteria.

Operating Activities

Net cash provided by operating activities was $117.8 million for fiscal 2025, compared to $64.2 million for the prior year period.

Operating cash flows for the year ended January 31, 2026 reflected net income of $95.1 million and non-cash adjustments of $6.8 million, consisting of depreciation, noncash operating lease expense, amortization of finance right-of-use asset, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on disposal of property and equipment. Additionally, Big River paid dividends of approximately $10.5 million during fiscal year 2025. In addition, changes to working capital of $5.5 million increased cash during fiscal 2025, most significantly including:

●	Cash provided of $8.4 million due to a increase in accounts payable, primarily related to the timing of inventory receipts and vendor payments
●	Cash provided of $6.8 million from the decrease in accounts receivable as a result of the timing of products shipping and the receipt of customer payments at our consolidated ethanol plants
●	Cash provided of approximately $3.3 million from the decrease of inventory balances during the period
●	Use of cash of approximately $10.3 million from both the increase in income tax refundable and the decrease in long-term taxes payable as a result of the timing of estimated tax payments, payments made through dividend payment withholdings from our ethanol subsidiaries and the impact of the effective settlement of the uncertain tax positions related to the research and experimentation credits audited by the IRS
●	Use of cash of approximately $2.5 million from the decrease in accrued expenses and other liabilities as a result a reduction in the lease liabilities from payments made during the year of approximately $6.1 million , offset partially by the accrual of expenses for prevailing wages and EACs of approximately $1.8 million as part of the recognition of 45Z tax credits, an increase in the accrual of the 2025 incentive bonuses to be paid in 2026 of approximately $1.5 million, and an increase in accrued utilities of approximately $0.8 million

In fiscal 2024, operating cash flow reflected net income of $71.5 million and non-cash adjustments of $20.2 million. Additionally, Big River paid dividends of approximately $8.5 million during fiscal year 2024. These inflows were partially offset by various changes to working capital of approximately $36.1 million, most significantly caused by:

●	Use of cash of approximately $14.9 million due to the increase in the balance of prepaid expenses and other assets primarily related to prepayments on certain executed lease agreements, offset by a decrease in property taxes refundable due to the timing of payments, and decreases in spare parts inventory
●	Use of cash of approximately $14.7 million due to a decrease in accounts payable, primarily related to the timing of inventory receipts and vendor payments

●	Use of cash of approximately $7.0 million from the decrease in accrued expense and other liabilities as a result of operating lease payments of approximately $5.5 million, a decrease in accrued payroll and related items of $0.4 million, and other decreases of approximately $1.1 million
●	Use of cash of approximately $4.7 million from the increase of inventory balances during the period
●	Cash provided of approximately $4.3 million to reflect the increase in long-term taxes payable by the amount the recorded uncertain tax positions exceeded the remaining unused credits

Investing Activities

Net cash used by investing activities was $87.7 million in fiscal 2025 versus $72.9 million in fiscal 2024. In fiscal 2025, capital expenditures totaled $68.4 million, primarily at One Earth, which includes plant expansion and CI reduction projects ($43.7 million) and carbon sequestration ($3.0 million). Our two consolidated ethanol plants had a combined $21.7 million in capital expenditures during fiscal 2025 that were not included in the plant expansion, CI reduction, or carbon sequestration projects. Treasury activity used net cash, as purchases of $296.4 million exceeded $277.0 million of maturities.

During fiscal 2024, capital expenditures were $71.3 million, primarily at One Earth, which includes plant expansion and CI reduction projects ($34.9 million) and carbon sequestration ($26.6 million). Treasury activity used net cash, as purchases of $372.3 million were partially offset by $370.4 million of maturities.

Financing Activities

Net cash used in financing activities was approximately $37.7 million during fiscal year 2025 compared to approximately $18.5 million for fiscal year 2024. During fiscal year 2025, we purchased approximately 1,651,000 shares of our common stock for approximately $32.9 million in open market transactions. During fiscal year 2025, we also used cash of approximately $4.1 million to purchase shares from and pay dividends to noncontrolling members of the consolidated entities and approximately $0.2 million for finance lease payments.

Net cash used in financing activities was approximately $18.5 million during fiscal year 2024, which was used to purchase approximately 745,000 shares of our common stock for approximately $15.5 million in open market transactions, of which $0.8 million was paid subsequent to January 31, 2025. During fiscal year 2024, we used cash of approximately $3.7 million to purchases shares from and pay dividends to noncontrolling members of the consolidated entities.

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

Approximately 2.4% of our net assets are restricted pursuant to the terms of various loan agreements of Big River, our equity method investee, as of January 31, 2026. None of our consolidated subsidiaries or the parent company have restricted net assets related to loan agreements at January 31, 2026.

Contractual Obligations and Commitments

In the ordinary course of business, we enter into agreements under which we are legally obligated to make future cash payments. These agreements include obligations related to purchasing inventory and natural gas and leasing rail cars. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of January 31, 2026 totaled $20.0 million, with $7.7 million payable in the next twelve months. Aggregate minimum lease payments under the finance lease agreements for future fiscal years as of January 31, 2026 totaled $4.3 million, with $0.5 million payable in the next twelve months. Refer to Note 7 – Leases included in the notes to consolidated financial statements for more information. As of January 31, 2026, we had contracted future payments for purchases of corn and natural gas, a natural gas pipeline lease, and other contracts for capital expenditures at our ethanol plants valued at approximately $123.0 million, with $108.3 million payable in the next twelve months. Refer to Note 11 – Commitments included in the notes to consolidated financial statements for more information.

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

Impairment of Long-Lived Assets – We review our long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, we will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. We recorded no impairment charges in fiscal year 2025, 2024, and 2023.

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

Commodity Price Risk

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward purchase and sale contracts. At January 31, 2026, One Earth and NuGen combined had purchase commitments for approximately 18.4 million bushels of corn, the principal raw material for their ethanol plants. At January 31, 2026, One Earth and NuGen combined had purchase commitments for approximately 1.7 million MmBtu of natural gas. At January 31, 2026, One Earth and NuGen had combined sales commitments for approximately 54.8 million gallons of ethanol, 107,000 tons of distillers grains and 17.0 million pounds of distillers corn oil. Not all of our commitments are at fixed price. Our exposures to market risk, which include the impact of our risk management activities, are based on the estimated effect on pre-tax income starting on January 31, 2026, are as follows (amounts in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	308,000	Gallons	$48,936
Corn	106,600	Bushels	$41,199
Distillers Grains	750	Tons	$8,500
Distillers Corn Oil	101,000	Pounds	$4,430
Natural Gas	7,400	MmBtu	$2,246

Item 8.     Financial Statements and Supplementary Data
REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	January 31,
ASSETS	2026	2025
CURRENT ASSETS:
Cash and cash equivalents	$188,734	$196,255
Short-term investments	187,048	162,820
Accounts receivable	14,682	21,511
Inventory	28,422	31,676
Refundable income taxes	12,374	6,445
Prepaid expenses and other	16,568	17,112
Total current assets	447,828	435,819
Property and equipment - net	272,029	210,683
Operating lease right-of-use assets	17,594	20,985
Finance lease right-of-use assets	17,558	-
Other assets	4,963	16,721
Equity method investments	37,759	35,800
TOTAL ASSETS	$797,731	$720,008
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable – trade (includes $1.2 million and $1.4 million with related parties at January 31, 2026 and 2025, respectively)	$38,400	$28,337
Current operating lease liabilities	6,921	5,746
Current finance lease liabilities	469	-
Accrued expenses and other current liabilities	29,587	16,360
Total current liabilities	75,377	50,443
LONG-TERM LIABILITIES:
Deferred taxes	4,065	3,562
Long-term operating lease liabilities	11,148	15,367
Long-term finance lease liabilities	2,731	-
Long-term taxes payable	-	4,334
Other long-term liabilities	2,405	2,700
Total long-term liabilities	20,349	25,963
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13) EQUITY:
REX shareholders’ equity:
Common stock, at $0.01 par value; 45,000 shares authorized; 32,938 and 34,389 shares issued at January 31, 2026 and 2025, respectively	329	344
Paid in capital	66	-
Retained earnings	610,317	559,993
Total REX shareholders’ equity	610,712	560,337
Noncontrolling interests	91,293	83,265
Total equity	702,005	643,602
TOTAL LIABILITIES AND EQUITY	$797,731	$720,008

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2026	2025	2024

Net sales and revenue	$650,487	$642,491	$833,384
Cost of sales (includes $86.4 million, $99.2 million and $117.0 million with related parties for the years ended January 31, 2026, 2025 and 2024, respectively)	556,781	551,014	735,166

Gross profit	93,706	91,477	98,218

Selling, general and administrative expenses	(32,616)	(27,148)	(29,379)
Equity in income of unconsolidated affiliates	12,485	9,385	13,921
Interest and other income, net	14,997	19,158	15,724

Income before income taxes	88,572	92,872	98,484
Benefit (provision) for income taxes	6,502	(21,386)	(22,560)

Net income	95,074	71,486	75,924
Net income attributable to noncontrolling interests	(12,123)	(13,319)	(14,989)
Net income attributable to REX common shareholders	$82,951	$58,167	$60,935

Weighted average shares outstanding – basic	33,208	35,272	34,964

Basic net income per share attributable to REX common shareholders	$2.50	$1.65	$1.74

Weighted average shares outstanding – diluted	33,208	35,272	35,151

Diluted net income per share attributable to REX common shareholders	$2.50	$1.65	$1.73

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2026, 2025 AND 2024

(Amounts in Thousands)

	REX Shareholders
	Issued		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interest	Equity

Balance at January 31, 2023	34,780	$348	$-	$447,634	$63,012	$510,994

Net income				60,935	14,989	75,924
Capital contributions					22	22
Noncontrolling interests distribution and other					(4,344)	(4,344)
Issuance of equity awards and stock-based compensation expense	227	2	-	4,999	-	5,001

Balance at January 31, 2024	35,007	350	-	513,568	73,679	587,597

Net income				58,167	13,319	71,486
Stock repurchases	(745)	(7)		(15,515)		(15,522)
Noncontrolling interests distribution and other					(3,733)	(3,733)
Issuance of equity awards and stock-based compensation expense	127	1	-	3,773	-	3,774

Balance at January 31, 2025	34,389	344	-	559,993	83,265	643,602

Net income				82,951	12,123	95,074
Capital contributions					9	9
Stock repurchases	(1,651)	(16)		(32,869)		(32,885)
Noncontrolling interests distribution and other					(4,104)	(4,104)
Issuance of equity awards and stock-based compensation expense	320	3	66	2,621	-	2,690
Correction to equity awards and stock-based compensation expense	(120)	(2)	-	(2,379)	-	(2,381)

Balance at January 31, 2026	32,938	$329	$66	$610,317	$91,293	$702,005

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended January 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,074	$71,486	$75,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,340	15,927	17,794
Noncash operating lease expense	6,398	5,788	5,245
Amortization of finance lease right-of-use assets	1,424	-	-
Stock-based compensation expense	4,205	3,638	6,209
Income from equity method investments	(12,485)	(9,385)	(13,921)
Dividends received from equity method investments	10,526	8,521	12,030
Interest income from investments	(4,842)	(5,576)	(10,008)
Loss on disposal of real estate and property and equipment	192	50	243
Deferred income tax	(3,472)	9,802	14,627
Changes in assets and liabilities:
Accounts receivable	6,829	1,674	1,977
Inventory	3,254	(4,692)	21,760
Prepaid expenses and other assets	(289)	(14,946)	(4,495)
Income taxes refundable	(5,929)	(717)	(2,766)
Accounts payable – trade	8,395	(14,724)	7,868
Long-term taxes payable	(4,334)	4,334	-
Accrued expenses and other liabilities	(2,457)	(6,988)	(4,517)
Net cash provided by operating activities	117,829	64,192	127,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,439)	(71,318)	(37,663)
Purchases of short-term investments	(296,386)	(372,341)	(448,507)
Maturities of short-term investments	277,000	370,357	514,586
Proceeds from disposal of real estate and property and equipment	7	262	29
Deposits	127	180	(43)
Net cash (used in) provided by investing activities	(87,691)	(72,860)	28,402
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired	(33,383)	(14,741)	-
Capital contributions from minority investor	9	-	22
Payments to noncontrolling interests holders	(4,104)	(3,733)	(4,344)
Principal paid on finance lease liabilities	(181)	-	-
Net cash used in financing activities	(37,659)	(18,474)	(4,322)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,521)	(27,142)	152,050
CASH AND CASH EQUIVALENTS-Beginning of year	196,255	223,397	71,347
CASH AND CASH EQUIVALENTS-End of year	$188,734	$196,255	$223,397

Non-cash investing activities-Accrued capital expenditures	$8,758	$1,152	$918
Non-cash investing activities-Capital additions transferred from prepaid expenses	$839	$217	$-
Non-cash financing activities-Stock awards issued	$-	$2,172	$965
Non-cash financing activities-Stock awards accrued	$3,896	$2,037	$2,172
Non-cash financing activities-Stock repurchases accrued	$-	$781	$-
Operating right-of-use assets acquired and liabilities incurred upon lease commencement	$3,007	$13,734	$3,210
Finance right-of-use assets acquired and liabilities incurred upon lease commencement	$3,381	$-	$-

See notes to consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying financial statements consolidate the operating results and financial position of REX American Resources Corporation and its wholly-owned and majority owned subsidiaries (the “Company” or “REX”). All intercompany balances and transactions have been eliminated. As of January 31, 2026, the Company owns interests in three operating entities – two are consolidated and one is accounted for using the equity method of accounting. The results of One Earth are included on a delayed basis of one month lag as One Earth has a fiscal year end of December 31. The other consolidated entity has the same fiscal year end as the parent company.

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

In applying the criteria set forth in ASC 280 the Company determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plants are aggregated into one reporting segment.

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

Concentration of Risk – The Company maintains cash and cash equivalents in accounts with financial institutions which exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe there is significant credit risk related to its cash and cash equivalents.

The Company sells its products to a limited number of larger commercial buyers, which may increase the chance of loss due to non-performance by a counterparty. Ten customers in fiscal years 2025 and 2024 and nine customers in fiscal year 2023 accounted for approximately 93%, 92%, and 92% of the Company’s net sales and revenue, respectively. At January 31, 2026 and 2025, seven customers and six customers at each period end represented approximately 92% of the Company’s accounts receivable balance. The Company has not experienced any significant losses in such accounts.

Accounts Receivable — Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not received on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off in the period they are determined to be uncollectible. As of January 31, 2026 and 2025, the Company believes that all amounts are collectible and an allowance for credit losses was not considered necessary. The balance of accounts receivables at January 31, 2024 was $23.2 million.

Inventory – Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-product. Inventory is permanently written down for instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company recorded approximately $0.1 million of inventory write-downs in cost of sales at both January 31, 2026 and January 31, 2025. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory at a given point in time and commodity prices.

The components of inventory are as follows (amounts in thousands):

	January 31,
	2026	2025

Ethanol and other finished goods	$5,809	$4,923
Work in process	5,431	5,185
Grain and other raw materials	17,182	21,568

Total	$28,422	$31,676

Property and Equipment – Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 40 years for machinery, fixtures and equipment.

The components of property and equipment are as follows (amounts in thousands):

	January 31,
	2026	2025

Land and improvements	$42,840	$34,112
Buildings and improvements	32,839	24,026
Machinery, equipment and fixtures	371,405	318,399
Construction in progress	98,722	94,010

Total property and equipment	545,806	470,547
Less: accumulated depreciation	(273,777)	(259,864)

Total property and equipment, net	$272,029	$210,683

Impairment of Long-Lived Assets

In accordance with ASC 360-05, the Company reviews its long-lived assets, consisting of property and equipment, equity method investments and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate. If this total is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized in the amount by which the carrying amount of the asset exceeded the fair value of the asset. Significant management judgement is required to determine the fair value of long-lived assets, which includes discounted cash flows. Such estimates could be significantly affected by future changes in market conditions. The Company recorded no impairment charges in fiscal years 2025, 2024, and 2023.

Depreciation expense was approximately $15.3 million, $15.9 million, and $17.8 million in fiscal years 2025, 2024, and 2023, respectively.

Leases – The Company has lease agreements, as lessee, for railcars. All the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The Company elected the practical expedient, available pursuant to ASC 842 for lessees to include both lease and non-lease components as a single component and account for it as a lease. In general, certain maintenance costs are the responsibility of the Company under its railcar leases. These maintenance costs are a non-lease component which the Company elected to combine with rental payments and account for the total amount as operating lease expense.

The Company has one lease agreement that was classified as a finance lease for an electrical substation facility. The lease term for this lease includes the noncancelable period of the lease and any periods for which only the Company has the option to cancel but is reasonably expected to continue the lease. Based on this, the lease term was determined to be 10 years. A discount rate of 6.9% was deemed appropriate as an incremental borrowing rate for a 10-year term.

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

Financial Instruments – Certain of the forward corn purchase and ethanol, distillers grains and distillers corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815 because these arrangements are for purchases of grain that will be delivered in quantities expected to be used and sales of ethanol, distillers grains and distillers corn oil that will be produced in quantities expected to be sold by us over a reasonable period of time in the normal course of business. During fiscal years 2025, 2024, and 2023 there were no material settlements of forward contracts that were recorded at fair value. The Company recorded an asset and liability of $0.3 million and $0.5 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exception of ASC 815 at January 31, 2026. The Company recorded an asset and liability of $1.3 million and $0.4 million, respectively, associated with contracts not accounted for under the “normal purchases and normal sales” scope exception of ASC 815 at January 31, 2025.

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

Stock Compensation – The Company had a stock-based compensation plan, approved by its shareholders, which reserved a total of 3,300,000 split-adjusted shares of common stock for issuance pursuant to its terms. The plan provided for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity and liability awards in its consolidated financial statements over the requisite service period on a straight-line basis. See Note 10 for a further discussion of restricted stock.

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

The Company has determined that it qualifies for clean fuel production tax credits allowable under the IRA and OBBBA. The Company elected to account for the nonrefundable, transferable tax credits under ASC 740. The credits are recognized as a tax benefit in the period in which production occurs, and the product is sold in a qualifying manner. The tax benefit recognized is determined based on the Company’s CI score to date. The Company intends on utilizing the tax credits earned in 2025 to offset taxes due and payable. The credits are recorded within income tax benefit (provision) on the consolidated statements of operations.

Comprehensive Income – The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

New Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance the transparency and decision usefulness of income tax disclosures. This ASU was effective for all entities that are subject to Topic 740 for fiscal years beginning after December 15, 2024. The Company adopted this guidance for the fiscal-year ended January 31, 2026. See Note 16 included in the notes to the audited consolidated financial statements for more information on our income tax disclosures.

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

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities”, which establishes a unified accounting model for business entities when recognizing, measuring, and presenting government grants. The ASU categorizes grants as either related to an asset or related to income. A grant related to income is recognized in earnings in a systematic and rational manner over the periods in which the entity recognizes the related expenses. Presentation of the grant on the income statement can be either as a component of other income or as a deduction from the related expenses. The standard is effective for annual periods beginning after December 15, 2028. However, the ASU permits early adoption. The Company is still assessing the impact on its financial statements, including the presentation of its Section 45Z production tax credits.

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

The following table shows disaggregated revenue by product (amounts in thousands):

	Fiscal Year
	2025	2024	2023
Sales of products:

Ethanol	$504,416	$496,411	$635,420
Dried distillers grains	88,156	101,432	139,173
Distillers corn oil	52,382	38,999	52,935
Modified distillers grains	5,388	4,896	5,584
Derivative financial instruments (losses) gains	(254)	424	(37)
Other	399	329	309
Total sales	$650,487	$642,491	$833,384

3.	INVESTMENTS

Equity Method Investment in Big River

The Company’s equity method investment in Big River Resources, LLC (“Big River”) is accounted for under ASC 323. The following table summarizes the investment (amounts in thousands):

	January 31,
	2026	2025

Carrying amount	$37,759	$35,800

Ownership percentage	10.3%	10.3%

The Company invested approximately $20.0 million in Big River which is a holding company for several entities. Big River, through its various entities (both wholly and partially owned), operates four ethanol manufacturing facilities that combined shipped approximately 432.3 million gallons of ethanol in the twelve months ended January 31, 2026. The Company recorded income of approximately $12.5 million, $9.4 million, and $13.9 million as its share of earnings from Big River during fiscal years 2025, 2024, and 2023, respectively. The Company received dividends of approximately $10.5 million, $8.5 million, and $12.0 million from Big River during fiscal years 2025, 2024, and 2023, respectively. At January 31, 2026, the carrying value of the investment in Big River was approximately $37.8 million; the amount of underlying equity in the net assets of Big River was approximately $41.0 million.

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables (amounts in thousands):

	December 31,
	2025	2024

Current assets	$346,342	$300,492
Non current assets	181,506	181,235
Total assets	$527,848	$481,727

Current liabilities	$85,296	$89,409
Long-term liabilities	12,047	12,235
Total liabilities	$97,343	$101,644

Members’ capital	$398,006	$356,340
Noncontrolling interests	32,499	23,743
Total members’ equity	$430,505	$380,083

	Years Ended December 31,
	2025	2024	2023

Net sales and revenue	$1,007,906	$1,021,561	$1,379,651
Gross profit	$118,143	$117,159	$160,549
Depreciation expense	$15,608	$20,314	$26,142
Net income	$140,484	$108,778	$155,116
Net income attributable to members	$119,448	$93,321	$135,012

Big River has debt agreements that limit and restrict amounts the entity can pay in the form of dividends or advances to owners. The restricted net assets of Big River at January 31, 2026 are approximately $144.1 million; the Company’s proportionate share of restricted net assets of Big River is approximately $14.9 million.

Short-term Investments

At January 31, 2026, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $187.0 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 3.8%. Unrecognized holding losses at January 31, 2026 were approximately $52,000.

At January 31, 2025, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $162.8 million. The contractual maturity of these investments was less than one year. The yield to maturity rate was approximately 4.4%. Unrecognized holding losses at January 31, 2025 were approximately $19,000.

4.	FAIR VALUE

The Company applies ASC 820 which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Financial assets and liabilities measured at fair value at January 31, 2026 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Forward purchase contracts asset (1)	$-	$280	$-	$280
Commodity futures (2)	433	-	-	433
Total assets	433	280	-	713

Forward purchase contracts liability (3)	$-	$529	$-	$529

Financial assets and liabilities measured at fair value at January 31, 2025 on a recurring basis are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Forward purchase contracts asset (1)	$-	$1,253	$-	$1,253
Commodity futures (2)	(1,291)	-	-	(1,291)
Total assets	(1,291)	1,253	-	(38)

Forward purchase contracts liability (3)	$-	$378	$-	$378

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(2)	The commodity futures liability is netted with cash collateral due from broker and included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(3)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

No other financial instruments were elected to be measured at fair value in accordance with ASC 470-20-25-21. The carrying value of all other financial assets and liabilities approximate fair value.

There were no assets measured at fair value at January 31, 2026 and 2025 on a non-recurring basis.

5.	OTHER ASSETS

The components of other noncurrent assets are as follows (amounts in thousands):

	January 31,
	2026	2025

Deferred taxes	$3,974	$-
Prepaid utility equipment deposit	-	15,600
Other	989	1,121

Total	$4,963	$16,721

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows (amounts in thousands):

	January 31,
	2026	2025

Accrued payroll	$15,056	$8,961
Accrued utility charges	3,870	3,085
Accrued capital expenditures	5,563	-
Accrued transportation related items	286	555
Forward purchase contracts	529	378
Accrued real estate taxes	1,581	1,746
Other	2,702	1,635

Total	$29,587	$16,360

7.	LEASES

Operating Leases

At January 31, 2026, the Company has lease agreements, as lessee, for railcars. All the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

For fiscal years 2025, 2024,and 2023, the components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations are as follows (amounts in thousands):

	Fiscal Year
	2025	2024	2023

Operating lease expense	$8,151	$7,209	$6,386
Variable lease expense	174	143	301
Total lease expense	$8,325	$7,352	$6,687

Total cash paid for amounts included in the measurement of lease liabilities was $7.8 million and $6.9 million for fiscal years 2025 and 2024, respectively.

The following table is a summary of future minimum rentals on such leases at January 31, 2026 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2027	$7,706
2028	6,378
2029	3,698
2030	2,035
2031	133
Total	19,950
Less: present value discount	1,881
Operating lease liabilities	$18,069

At January 31, 2026, the weighted average remaining lease term was 2.7 years, and the weighted average discount rate was 6.61% for the outstanding leases.

At January 31, 2025, the weighted average remaining lease term was 3.5 years, and the weighted average discount rate was 6.60% for the outstanding leases.

Finance Lease

At January 31, 2026, the Company has one lease agreement that was classified as a finance lease for an electrical substation facility. Prepayments totaling $15.6 million were made prior to fiscal year 2025 and were recorded within “Other assets” on the accompanying Consolidated Balance Sheets as of January 31, 2025. This balance was included in the finance lease right-of-use asset calculation upon lease commencement in fiscal year 2026 as a non-cash investing activity. The lease includes monthly payments of approximately $39,000 to be made over the term of the lease. The lease term for this lease includes the noncancelable period of the lease and any periods for which only the Company has the option to cancel but is reasonably expected to continue the lease. Based on this, the lease term was determined to be 10 years. Control of the facility’s output was transferred to the Company just before the end of the first quarter of 2025, with monthly lease expense commencing in the second quarter of 2025. For the year ended January 31, 2026, expense related to this lease was approximately $1.6 million, which includes approximately $171,000 in interest expense.

The weighted average remaining lease term for the finance lease is 9.3 years as of January 31, 2026. A discount rate of 6.9% was deemed appropriate as an incremental borrowing rate for a 10-year term.

The following table is a summary of future minimum rentals on the lease at January 31, 2026 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

2027	$469
2028	469
2029	469
2030	469
2031	469
Thereafter	1,994
Total	4,339
Less: present value discount	1,138
Finance lease liabilities	$3,201

8.	COMMON STOCK

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

During fiscal years 2025 and 2024 the Company purchased approximately 1,651,000 shares and 745,000 shares of its common stock for approximately $32.9 million and $15.5 million, respectively. The Company did not purchase any shares of its common stock during fiscal year 2023. At January 31, 2026, the Company had prior authorization by its Board of Directors to purchase, in open market transactions, approximately an additional 2,357,000 shares of its common stock.

Information regarding the Company’s common stock is as follows (amounts in thousands):

	January 31,
	2026	2025

Authorized shares	45,000	45,000
Issued shares	32,938	34,389
Outstanding shares	32,938	34,389

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the Consolidated Balance Sheets in which the fair values are reflected (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at January 31,		Fair Value at January 31,
	2026	2025	2026	2025

Forward purchase contracts (1)	$280	$1,253	$529	$378

Cash collateral balance (2)	$180	$2,523	-	-
Commodity futures (3)	433	(1,291)	-	-
Net position with broker	$613	$1,232	-	-

Total	$893	$2,485	$529	$378

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 8.8 million and 16.8 million bushels of corn at January 31, 2026 and 2025, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 9.6 million and 7.6 million bushels of corn at January 31, 2026 and 2025, respectively.

(2)	As of January 31, 2026, and 2025, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of January 31, 2026 and 2025, the Company was required to maintain collateral with the counterparty in the amount of approximately $180,000 and $2,523,000, respectively, recorded within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(3)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long/buy positions for approximately 2.4 million and 1.8 million bushels of corn, respectively at January 31, 2026. These contracts also included short/sell positions for approximately 3.6 million gallons of ethanol at January 31, 2026. These contracts included short/sell positions and long/buy positions for approximately 6.3 million and 575,000 bushels of corn, respectively at January 31, 2025. These contracts also included short/sell positions for approximately 4.2 million gallons of ethanol at January 31, 2025.

See Note 4 which contains fair value information related to derivative financial instruments.

The following table provides information about (losses) gains recognized in income on the Company’s derivative financial instruments and the line items on the accompanying Consolidated Statements of Operations in which the fair values are reflected for the years ended January 31, 2026, 2025, and 2024 (amounts in thousands):

	Year Ended January 31,
	2026	2025	2024

Net sales	$(254)	$424	$(37)

Cost of sales	$5,375	$(2,739)	$15,023

10.	EMPLOYEE BENEFITS

Until its expiration on June 1, 2025 the Company maintained the REX American Resources Corporation 2015 Incentive Plan, approved by its shareholders, which reserved a total of 3,300,000 split-adjusted shares of common stock for issuance pursuant to its terms. The plan provided for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants. Until 2022, the Company had only granted restricted stock awards.  In May 2022, the Company issued restricted stock units to certain officers of the Company which vested based on the Company’s TSR compared to the TSRs of companies that comprise the Russell 2000 Index over a three-year performance period (see below). The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At the time of its expiration, 1,065,809 shares (pre-2025 split) remained available for issuance under the Plan.

Restricted Stock Awards

As a component of their compensation, restricted stock has been granted to directors and certain employees at the closing market price of REX common stock on the date of the grant. In addition, one-quarter of executives’ incentive compensation is payable by an award of restricted stock based on the then market price of REX common stock on the date of grant. The Company’s board of directors has determined that the grant date will be June 15th, or the next business day, for all grants of restricted stock.

Based on retirement eligibility provisions, a portion of restricted stock grants are expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At January 31, 2026, 20,964 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $245,000, to be recognized over a weighted average vesting term of 1.2 years.

The following table summarizes legally non-vested restricted stock award activity for fiscal years 2025, 2024, and 2023:

	2025
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)
Non-Vested at January 31, 2025	324,784	$6,190	2
Granted	-	-
Forfeited	-	-
Vested	164,420	2,946

Non-Vested at January 31, 2026	160,364	$3,244	1

	2024
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)
Non-Vested at January 31, 2024	325,710	$5,369	2
Granted	126,814	2,894
Forfeited	-	-
Vested	127,740	2,073

Non-Vested at January 31, 2025	324,784	$6,190	2
50

	2023
	Non-Vested Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)
Non-Vested at January 31, 2023	162,528	$2,320	2
Granted	227,452	3,945
Forfeited	-	-
Vested	64,270	896

Non-Vested at January 31, 2024	325,710	$5,369	2

Restricted Stock Units

In May 2022, the Company issued a total of 135,000 RSUs to certain officers with a performance period that ended on December 31, 2024. The number of RSUs eligible to vest ranged from zero percent to two-hundred percent and was determined based on how the Company’s TSR compared to the TSR of companies that comprise the Russell 2000 Index during the performance period. The calculated payout of the RSUs that vested was 148%, or 199,800 shares of REX common stock, and the shares were issued on February 26, 2025.

The Company did not recognize any compensation cost related to RSUs for the year ended January 31, 2026. For the years ended January 31, 2025 and 2024, the Company recognized compensation cost of approximately $0.9 million and $1.1 million, respectively, related to RSUs. There was no unrecognized compensation cost related to nonvested RSUs at January 31, 2026 and 2025, respectively.

At January 31, 2024, we calculated the diluted weighted average shares as follows (amounts in thousands):

Weighted average shares - basic	34,964
Dilutive effect of RSUs	187
Weighted average shares - diluted	35,151

11.	COMMITMENTS

At January 31, 2026, One Earth and NuGen had combined forward purchase contracts for approximately 18.4 million bushels of corn, the principal raw material for their ethanol plants and they had combined forward purchase contracts for approximately 1.7 million MmBtu of natural gas.

At January 31, 2026, One Earth and NuGen had combined sales commitments for approximately 54.8 million gallons of ethanol, 107,000 tons of distillers grains and 17.0 million pounds of distillers corn oil.

At January 31, 2026, One Earth and NuGen had signed contracts in place for capital projects of approximately $16.2 million.

One Earth has entered into a 10-year agreement in 2009 with an unrelated party for the use of a portion of that party’s natural gas pipeline. A new 15-year agreement, with monthly payments of $29,250 was effective February 1, 2019. One Earth paid approximately $351,000 in fiscal years 2025, 2024, and 2023 pursuant to the agreement.

One Earth and NuGen each have a contract with an unrelated party (“Distillers Grains Marketers”) for distillers grains marketing services. Under the terms of the contracts, the Distillers Grains Marketers will purchase all of One Earth’s and NuGen’s distillers grains production during the term of the contracts. The contracts call for One

Earth and NuGen to pay a fee per ton of distillers grains sold for the Distillers Grains Marketers’ services. The terms of the agreements are for one year and renew automatically for additional one-year terms, unless either party sends notice to the other party of its intent to terminate the agreement at least 90 days prior to the expiration of the then current term of the agreement. One Earth and NuGen combined incurred fees of approximately $1,062,000 $1,110,000, and $1,199,000 in fiscal years 2025, 2024, and 2023, respectively, for these marketing services.

12.	INCOME TAXES

The provision for income taxes for fiscal years 2025, 2024, and 2023 consists of the following (amounts in thousands):

	2025	2024	2023

Federal:
Current	$(4,340)	$4,232	$4,580
Deferred	(5,254)	13,522	14,102

Total	(9,594)	17,754	18,682

State and Local:
Current	1,310	2,947	3,377
Deferred	1,782	685	501

Total	3,092	3,632	3,878

(Benefit) provision for income taxes	$(6,502)	$21,386	$22,560

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (amounts in thousands):

	January 31,
	2026	2025

Assets:
General business credit carryforward	$24,701	$4,151
Accrued liabilities	569	628
State net operating loss carryforward	81	167
Other items	387	311
Valuation allowance	(64)	(132)

Total	25,674	5,125
Liabilities:
Basis in pass through entities, including depreciation	(25,765)	(7,470)
Other	-	(1,217)

Total	(25,765)	(8,687)
Net deferred tax liability	$(91)	$(3,562)
52

The net deferred tax liability is reported on the accompanying Consolidated Balance Sheets based on net position by tax jurisdiction, within federal positions of approximately $4.0 million recorded as assets on the Consolidated Balance Sheets within “Other assets” and state positions of $4.1 million recorded as liabilities on the accompanying Consolidated Balance Sheets at January 31, 2026. At January 31, 2025, both federal positions and state positions were recorded as net liabilities with “Deferred taxes” on the Consolidated Balance Sheets.

On July 4, 2025, the OBBBA was signed into law. The OBBBA contains various tax reform provisions affecting businesses, such as the extension of bonus depreciation for assets placed in service after January 19, 2025 and immediate expensing of domestic research and development costs, to result in current deductions that will lower cash paid for income taxes for 2025. The OBBBA made changes to the 45Z and 45Q tax credits that the Company intends to take advantage of which materially impact our effective tax rate. The Section 45Z clean fuel production credit is a general business credit that is allowed with respect to clean transportation fuel produced domestically after December 31, 2024, and before December 31, 2029. This credit, which was part of the IRA, and subsequently extended by the OBBBA, incentivizes the production of clean fuels at our plants that reduce GHG emissions below a CI score of 50. The tax credit utilizes a sliding scale where credits can be earned incrementally between $0.02 and $0.20, or $0.10 and $1.00 if prevailing wage and apprenticeship requirements are met, per gallon of non-SAF fuels based on an ethanol plant’s GHG reduction below a 50 CI score threshold, with the first two or ten cents earned upon achieving a CI score below 47.5. The company expects that it is more-likely-than-not that prevailing wage and apprenticeship requirements will be met for 2025 for its consolidated ethanol plants and has calculated the credit at the highest credit rate based on its CI score for 2025, after the purchase of EACs.

The Company has a general business credit carryforward, net of the impact of uncertain tax positions, of approximately $24.7 million and $4.2 million at January 31, 2026 and 2025, respectively. The credits at January 31, 2025 were fully utilized as part of the effective settlement of the IRS audit that is in process of being finalized. The Company earned 45Z clean fuel production credits in 2025 that make up the $24.7 million of credits to be carried forward at January 31, 2026. The Company can carry these credits forward for up to twenty-two years. The carryforward periods expire in fiscal year 2047.

The Company has a valuation allowance of approximately $64,000 and $132,000 at January 31, 2026 and 2025, respectively, related to state net operating loss carryforwards. The Company decreased the valuation allowance by $68,000 in fiscal year 2025. These adjustments to the valuation allowance are a result of estimates of realizing certain future state tax benefits.

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

During fiscal year 2025, the Company recognized an income tax benefit for federal 45Z clean fuel production credits of approximately $28.1 million. The credits can be used to reduce future income tax liabilities for up to 22 years.

The Company paid income taxes in fiscal years 2025, 2024, 2023 of the following (amounts in thousands):

	2025	2024	2023
Federal	$2,000	$4,700	$7,000
State	4,086	3,195	5,730
Total	$6,086	$7,895	$12,730

The Company received no refunds in fiscal years 2025, 2024, and 2023.

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following state jurisdictions in fiscal years 2025, 2024 and 2023 (amounts in thousands):

	2025	2024	2023
State
Illinois	$4,021	$3,052	$5,450

Reconciliations of the federal statutory tax and the Company’s income tax (benefit) provision for fiscal years 2025, 2024, and 2023 are as follows (amounts in thousands):

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rate	$18,600	21.0%	$19,503	21.0%	$20,682	21.0%
State and local taxes, net of federal tax benefit	2,988	3.4	3,008	3.2	3,299	3.3
Tax credits
45Z credits	(28,142)	(31.8)	-	-	-	-
Other credits	(193)	(0.2)	(182)	(0.2)	(204)	(0.2)
Nontaxable and nondeductible items
Nondeductible compensation	2,432	2.7	2,062	2.2	2,150	2.2
Nontaxable 45Z revenue, passed through	(824)	(0.9)	-	-	-	-
Changes in uncertain tax positions	1,181	1.3	11	-	(98)	(0.1)
Noncontrolling interest	(2,955)	(3.3)	(3,228)	(3.5)	(3,650)	(3.7)
Other adjustments	411	0.5	212	0.3	381	0.4

Total	$(6,502)	(7.3% )	$21,386	23.0%	$22,560	22.9%

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years ended January 31, 2014 and prior. The Company is currently finalizing, as a settlement agreement has been reached, a federal income tax examination for the years ended January 31, 2015 through January 31, 2022 related to tax credits claimed on returns during those years.

The Company applies the provisions of ASC 740-10-25-5 for uncertain tax positions. Tax positions held at January 31, 2025 related to the research and experimentation credits that are under IRS audit have been considered effectively settled as of January 31, 2026. The Company has reached a settlement with the IRS and is in process of finalizing the audit. As of January 31, 2026, total unrecognized tax benefits were approximately $259,000, and accrued penalties and interest were approximately $124,000. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $178,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

	Fiscal Year
	2025	2024

Unrecognized tax benefits, beginning of year	$18,978	$18,965
Changes for tax positions for prior years	(18,706)	19
Changes for tax positions for current year	111	(6)

Unrecognized tax benefits, end of year	$383	$18,978

At January 31, 2026 and 2025, the total unrecognized tax benefits were included within the following lines on the accompanying Consolidated Balance Sheets (amounts in thousands):

	January 31,
	2026	2025

Refundable income taxes	$(88)	$2,002
Deferred taxes	-	12,037
Long-term taxes payable	-	4,334
Other long-term liabilities	471	605

Unrecognized tax benefits, end of year	$383	$18,978

13.	CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company’s consolidated financial statements. There were no liabilities recorded at January 31, 2026 as the Company did not believe that there was a probable and reasonably estimable loss associated with any legal contingencies.

14.	RELATED PARTIES

During fiscal years 2025, 2024, and 2023, One Earth and NuGen, combined, purchased approximately $86.4 million, $99.2 million, and $117.0 million, respectively, of corn and other supplies from minority equity investors. The Company had amounts payable to related parties of approximately $1.2 million and $1.4 million at January 31, 2026 and 2025, respectively.

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

In applying the criteria set forth in ASC 280 the Company determined that based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plants, each of which is reviewed in the same manner by the CODM, are aggregated into one reporting segment. Aggregation into one reporting segment is appropriate based upon the similarity of economic characteristics of the operating segments, including the markets for identical revenue sources and the primary input, corn. The plants in all locations operate in a similar manner to produce ethanol and by-products. The types of customers and how the products are distributed to the customers are similar across each operating entity, consisting of a combination of rail and truck shipments. Finally, the regulatory environment is largely impacted by guidance from the federal level, impacting each operating segment the same. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following tables set forth certain financial data for the Company’s reportable segment for the years ended January 31, 2026, 2025 and 2024 (amounts in thousands):

	Fiscal Year
	2025	2024	2023
Net sales and revenue
Ethanol and by-products	$1,658,393	$1,664,052	$2,213,035
Reconciling Item: Equity method ethanol investment	(1,007,906)	(1,021,561)	(1,379,651)
Total consolidated net sales and revenue	$650,487	$642,491	$833,384

Cost of sales
Ethanol and by-products:
Cost of corn	$1,057,816	$1,094,364	$1,542,265
Other cost of sales (1)	388,728	361,052	412,003
Reconciling Item: Equity method ethanol investment	(889,763)	(904,402)	(1,219,102)
Total cost of sales	$556,781	$551,014	$735,166

Gross profit
Ethanol and by-products	$211,849	$208,636	$258,767
Reconciling Item: Equity method ethanol investment	(118,143)	(117,159)	(160,549)
Total consolidated gross profit	$93,706	$91,477	$98,218

Depreciation and amortization expense
Ethanol and by-products	$46,374	$49,071	$56,207
Reconciling Item: Equity method ethanol investment	(23,212)	(27,356)	(33,168)
Total consolidated depreciation and amortization expense	$23,162	$21,715	$23,039

Income before taxes
Ethanol and by-products	$229,056	$201,650	$253,600
Reconciling Item: Equity method ethanol investment	(140,484)	(108,778)	(155,116)
Total consolidated income before income taxes	88,572	92,872	98,484
Provision for income taxes	6,502	(21,386)	(22,560)
Total consolidated net income	$95,074	$71,486	$75,924

(1)	Expenses within “Other cost of sales” consists primarily of depreciation, other raw materials such as denaturant and chemicals, utilities, repair and maintenance and production labor.

* * * * * *

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REX American Resources Corporation and its subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 30, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

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

45Z Tax Credit Recognition

As described in Note 1 and Note 12 to the financial statements, the Company has determined that it qualifies for clean fuel production tax credits allowable under the Inflation Reduction Act (IRA) and One Big Beautiful Bill Act (OBBBA). The Company elected to account for the nonrefundable, transferable tax credits under ASC 740. The credits are recognized as a tax benefit in the period in which production occurs, and the product is sold in a qualifying manner. The tax benefit recognized is determined based on the company’s carbon intensity (CI) score to date. In accordance with ASC 740, the tax incentives are recognized when it is more-likely-than-not the Company will comply with the provisions of the incentive and that the incentive will be received. The Company recognized $28,100,000, as 45Z Tax Credits within the balance sheet (deferred tax asset) and statement of operations (income tax benefit) as of and for the year ended January 31, 2026.

We identified the accounting for the 45Z tax credits as a critical audit matter because of the significant judgments management makes when determining how to account for the 45Z tax credits given the significant unusual nature of the credits, as well as when determining eligibility for the tax credits. The 45Z tax credit recognition required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately determined eligibility and accounted for the tax credits.

Our audit procedures related to the accounting for the 45Z tax credits included the following, among others:

●	We obtained an understanding of management’s process and internal controls over the determination of eligibility, valuation of, and accounting for tax credits and tested the operating effectiveness of the controls.

●	We obtained evidence of the facilities’ approved registrations as clean transportation fuel producers.

●	We compared production and sales volumes to internal production records and sales invoices, which were subjected to our revenue testing.

●	We agreed the emissions rates to certifications provided by a qualified third-party verifier or, when certifications were not available, agreed inputs into the 45ZCF-GREET model to internal records and third-party invoices and validated mathematical accuracy.

/s/ RSM US LLP

We have served as the Company’s auditor since 2023.

Des Moines, Iowa
March 30, 2026

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2026, 2025, AND 2024

(Amounts in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses	Deductions Charges for Which Reserves Were Created	Balance End of Year

2026:
Deferred tax valuation allowance	$132	$-	$68	$64

2025:
Deferred tax valuation allowance	$160	$-	$28	$132

2024:
Deferred tax valuation allowance	$192	$-	$32	$160

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of January 31, 2026 based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ZAFAR A. RIZVI Zafar A. Rizvi	Chief Executive Officer and President (principal executive officer)	March 30, 2026

/s/ DOUGLAS L. BRUGGEMAN	Vice President-Finance, Chief Financial Officer and Treasurer
Douglas L. Bruggeman	(principal financial and accounting officer)	March 30, 2026
60

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of REX American Resources Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited REX American Resources Corporation and its subsidiaries (the Company) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 30, 2026, expressed an unqualified opinion.

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

March 30, 2026

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on May 28, 2026, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 28, 2026 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 28, 2026 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 28, 2026 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement for our Annual Meeting of Shareholders on May 28, 2026 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of REX American Resources Corporation and subsidiaries are filed as a part of this report at Item 8 hereof.

Consolidated Balance Sheets as of January 31, 2026 and 2025

Consolidated Statements of Operations for the years ended January 31, 2026, 2025, and 2024

Consolidated Statements of Cash Flows for the years ended January 31, 2026, 2025, and 2024

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2026, 2025, and 2024

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

	10(d)*	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

	10(e)*	Form of Restricted Stock Award Agreement under the REX American Resources 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2022, File No. 001-09097)

	10(f)	Consulting Services Agreement, effective as of January 1, 2026, between One Earth Sequestration LLC and Mercury Public Affairs LLC

(19)	Insider trading policies and procedures:

	19	REX American Resources Corporation Revised Insider Trading Policy (incorporated by reference to Exhibit 4(a) to Form 10-K filed March 28, 2025, File No. 001-09097)
63

(21)	Subsidiaries of the registrant:

	21	Subsidiaries of registrant

(23)	Consents of experts and counsel:

	23	Consent of RSM US LLP, Independent Registered Public Accounting Firm

(31)	Rule 13a-14(a)/15d-14(a) Certifications:

	31	Certifications

(32)	Section 1350 Certifications:

	32	Certifications

(97)	Policy relating to erroneously awarded compensation:

	97	REX American Resources Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 29, 2024, File No. 001-09097)

(101)	Interactive Data File:

	101	The following information from REX American Resources Corporation Annual Report on Form 10-K for the fiscal year ended January 31, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

	104	The cover page from REX American Resources Corporation on Form 10-K for the year ended January 31, 2026

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

Date: March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STUART A. ROSE Stuart A. Rose	Executive Chairman of the Board	March 30, 2026

/s/ ZAFAR A. RIZVI Zafar A. Rizvi	Chief Executive Officer, President and Director (principal executive officer)	March 30, 2026

/s/ DOUGLAS L. BRUGGEMAN Douglas L. Bruggeman	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30, 2026

/s/ EDWARD M. KRESS Edward M. Kress	Director	March 30, 2026

/s/ CHARLES A. ELCAN Charles A. Elcan	Director	March 30, 2026

/s/ DAVID S. HARRIS David S. Harris	Director	March 30, 2026

/s/ MERVYN L. ALPHONSO Mervyn L. Alphonso	Director	March 30, 2026

/s/ LEE I. FISHER Lee I. Fisher	Director	March 30, 2026

/s/ ANNE C. MACMILLAN Anne C. MacMillan	Director	March 30, 2026

/s/ CHERYL L. BUSTOS Cheryl L. Bustos	Director	March 30, 2026
65